Form 10-Q
period 1998-06-30
CONVERGYS CORP
filed 1998-09-25
CIK 1062047

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              ---    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from      to     .
                                                ----    ----

                          Commission File Number 1-4379


                              CONVERGYS CORPORATION


                Incorporated under the laws of the State of Ohio

                 201 East Fourth Street, Cincinnati, Ohio 45202

                I.R.S. Employer Identification Number 31-1598292
                      Telephone - Area Code (513) 397-5364


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   . No X .
                                                  ---    ---
At August 31, 1998, 152,456,600 Common Shares were outstanding.

                         PART I - FINANCIAL INFORMATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME,
                    COMPREHENSIVE INCOME AND RETAINED EARNINGS
                  (Millions of Dollars, Except Per Share Amounts)
                                   (Unaudited)

                                                                          Three Months                Six Months
                                                                         Ended June 30,             Ended June 30,
                                                                     ---------------------     ----------------------
                                                                        1998        1997          1998         1997
                                                                     --------     --------     ---------    ---------
Revenues...................................................          $  363.6     $  243.1     $   672.2    $   486.5
                                                                     --------     --------     ---------    ---------
Costs and Expenses
    Cost of providing services and products sold...........             213.6        131.1         386.8        265.5
    Selling, general and administrative....................              54.8         38.5         105.7         77.4
    Research and development costs.........................              19.5         19.4          81.2         37.7
    Depreciation and amortization..........................              26.3         14.5          44.7         28.4
    Year 2000 programming costs............................               7.8          1.5          13.5          2.1
                                                                     --------     --------     ---------    ---------
         Total costs and expenses..........................             322.0        205.0         631.9        411.1
                                                                     --------     --------     ---------    ---------

Operating Income...........................................              41.6         38.1          40.3         75.4

Other Income (Expense), net................................               7.5          5.4          11.5          9.6
Interest Expense...........................................              11.2           .8          17.6          2.1
                                                                     --------     --------     ---------    ---------

Income Before Income Taxes.................................              37.9         42.7          34.2         82.9
Income Taxes...............................................              14.3         14.5          12.9         27.9
                                                                     --------     --------     ---------    ---------

Net Income.................................................          $   23.6     $   28.2     $    21.3    $    55.0
                                                                     --------     --------     ---------    ---------
                                                                     --------     --------     ---------    ---------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments.................          $   (1.6)   $       -     $    (1.8)   $    (1.4)
                                                                     --------     --------     ---------    ---------
     Total other comprehensive income......................              (1.6)           -          (1.8)        (1.4)
                                                                     --------     --------     ---------    ---------

Comprehensive Income.......................................          $   22.0     $   28.2     $    19.5    $    53.6
                                                                     --------     --------     ---------    ---------
                                                                     --------     --------     ---------    ---------
Earnings Per Common Share..................................
    Basic..................................................          $    .17     $    .21     $     .16    $     .40
                                                                     --------     --------     ---------    ---------
                                                                     --------     --------     ---------    ---------
    Diluted................................................          $    .17     $    .21     $     .16    $     .40
                                                                     --------     --------     ---------    ---------
                                                                     --------     --------     ---------    ---------
Average Common Shares Outstanding Including Equivalents (000)
    Basic..................................................             137.0        137.0         137.0        137.0
    Diluted................................................             137.0        137.0         137.0        137.0

See Notes to Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)

                                                                                (Unaudited)
                                                                                  June 30,       December 31,
                                                                                    1998             1997
                                                                                -----------      ------------
ASSETS
Current Assets
   Cash and cash equivalents........................................            $      1.5       $     2.1
   Receivables, less allowances of $8.2 and $6.4....................                 331.9           222.8
   Deferred income taxes............................................                   6.3            13.7
   Prepaid expenses and other current assets........................                  30.2            27.2
                                                                                ----------       ---------
     Total current assets...........................................                 369.9           265.8

Property and equipment - net........................................                 215.3           130.0
Goodwill and other intangibles - net................................                 708.8           177.6
Investments in unconsolidated entities..............................                  83.6            72.7
Deferred charges and other assets...................................                  31.7             8.3
                                                                                ----------       ---------
     Total Assets...................................................            $  1,409.3       $   654.4
                                                                                ----------       ---------
                                                                                ----------       ---------
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
   Debt maturing in one year........................................            $      3.4       $     6.1
   Intercompany debt payable to CBI.................................                 751.4            53.0
   Payables and other current liabilities...........................                 194.5           157.5
                                                                                ----------       ---------
     Total current liabilities......................................                 949.3           216.6

Long-term debt......................................................                    .9             1.2
Other long-term liabilities.........................................                   8.1             5.8
                                                                                ----------       ---------
     Total liabilities..............................................                 958.3           223.6
                                                                                ----------       ---------
Shareowners' Equity
   Shareowners' net investment......................................                 450.4           428.4
   Accumulated other comprehensive income...........................                    .6             2.4
                                                                                ----------       ---------
     Total shareowners' equity......................................                 451.0           430.8
                                                                                ----------       ---------
Total Liabilities and Shareowners' Equity...........................            $  1,409.3       $   654.4
                                                                                ----------       ---------
                                                                                ----------       ---------

See Notes to Financial Statements.

           CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNER'S EQUITY
                              (Millions of Dollars)
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                               --------------------------
                                                                                  1998             1997
                                                                               ----------       ---------
Shareowners' Equity at January 1.....................................          $    430.8       $   364.2
   Net income........................................................                21.3            55.0
   Transfers from CBI, net...........................................                  .7             9.7
   Other comprehensive income, net of tax............................                (1.8)           (1.4)
                                                                               ----------       ---------
Shareowners' Equity at June 30.......................................          $    451.0       $   427.5
                                                                               ----------       ---------
                                                                               ----------       ---------

See Notes to Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)

                                                                                                Six Months
                                                                                              Ended June 30,
                                                                                           --------------------
                                                                                             1998        1997
                                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
   Net income..........................................................................     $  21.3     $  55.0
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.....................................................        44.7        28.4
     Acquired research and development costs...........................................        42.6           -
     Provision for loss on receivables.................................................         4.1          .3
     Undistributed earnings of unconsolidated entities.................................       (11.0)       (5.2)
   Changes in assets and liabilities net of effects from acquisitions and disposals:
     Increase in receivables...........................................................       (62.1)       (2.8)
     Decrease (increase) in other current assets.......................................         5.7         (.3)
     Decrease in accounts payable and accrued liabilities..............................       (14.1)      (12.2)
     Decrease in other current liabilities.............................................         (.4)       (9.3)
     Increase (decrease) in deferred income taxes......................................         1.7         (.9)
     Increase in other assets and liabilities, net.....................................       (29.6)       (4.6)
                                                                                            -------     -------
     Net cash provided by operating activities.........................................         2.9        48.4
                                                                                            -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Capital expenditures - other........................................................       (41.2)      (26.8)
   Acquisitions, net of cash acquired..................................................      (658.3)          -
                                                                                            -------     -------
     Net cash used in investing activities.............................................      (699.5)      (26.8)
                                                                                            -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Repayment of long-term debt.........................................................        (3.1)       (2.9)
   Change in intercompany debt payable to CBI..........................................       698.4       (25.0)
   Transfers from CBI, net.............................................................          .7         9.7
                                                                                            -------     -------
     Net cash provided (used) in financing activities..................................       696.0       (18.2)
                                                                                            -------     -------
   Net increase (decrease) in cash and cash equivalents................................         (.6)        3.4
   Cash and cash equivalents at beginning of period....................................         2.1         2.3
                                                                                            -------     -------
   Cash and cash equivalents at end of period..........................................     $   1.5     $   5.7
                                                                                            -------     -------
                                                                                            -------     -------
   Supplemental cash flow information:
     Cash paid for interest............................................................     $  17.6     $   2.1
                                                                                            -------     -------
                                                                                            -------     -------
     Cash paid for income taxes........................................................     $  11.1     $  19.5
                                                                                            -------     -------
                                                                                            -------     -------

See Notes to Financial Statements.

                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      BACKGROUND AND BASIS OF PRESENTATION

            The Company was organized on May 8, 1998, as a wholly owned subsidiary of Cincinnati Bell Inc. ("CBI"). In the second quarter of 1998, CBI announced its intention to contribute to the Company the outstanding common shares of Cincinnati Bell Information Systems Inc. ("CBIS") and MATRIXX Marketing Inc. ("MATRIXX"). During the second quarter of 1998, CBI contributed to CBIS its interest in Cincinnati Bell Cellular Systems Inc. ("CBCS") which owns a 45% limited partnership interest in a cellular communications services provider in southwestern and central Ohio and Northern Kentucky. In July 1998, CBI contributed the outstanding common shares of CBIS and MATRIXX to the Company. CBI also announced its intention to offer to the public up to 20% of the common shares of the Company and distribute to its shareowners in late 1998 or early 1999, subject to certain conditions, its remaining interest in the Company (the "Offering" and the "Distribution", respectively).

            The consolidated financial statements reflect the results of operations, financial position, changes in shareowner's equity and cash flows of the businesses that were contributed in July 1998 to the Company by CBI as if the Company were a separate entity for all periods presented. The consolidated financial statements have been prepared using the historical basis in the assets and liabilities and historical results of operations related to the Company businesses. Changes in shareowner's equity represent the net income of the Company, currency translation adjustments related to the Company's international operations and net cash transfers to or from CBI. Additionally, the financial statements include the allocation of certain expenses relating to the Company from CBI. Management believes these allocations are reasonable. All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated.

            The liabilities of the Company include outstanding direct third-party indebtedness and the amounts of debt and related interest expense determined based upon the capital structure that is anticipated at the date of the Distribution. Interest expense shown in the consolidated financial statements reflects the interest expense associated with the allocated borrowings for each period presented using the average short-term interest rate of CBI, and the interest rate associated with any direct outstanding indebtedness of the Company and its subsidiaries.

            General corporate overhead related to CBI's corporate headquarters and common support divisions has been allocated to the Company based on the ratio of the Company's revenues, assets and payroll to CBI's revenues, assets and payroll. Management believes these allocations are reasonable. However, the costs of these services charged to the Company are not necessarily indicative of the costs that would have been incurred if the Company had performed these functions as a stand-alone entity. Subsequent to the Distribution, the Company will perform these functions using its own resources or purchased services and will be responsible for the costs and expenses associated with the management of a public corporation. Additionally, income taxes are presented as if calculated on a separate tax return basis.

            The Company's financial statements include the costs incurred by the CBI pension and postretirement benefit plans for employees and retirees for whom the Company will assume responsibility.

            The financial information included herein may not necessarily reflect the consolidated results of operations, financial position, changes in shareowner's equity and cash flows of the Company in the future or what they would have been had it been a separate, stand-alone entity during the periods presented.

            The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Note 4. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The December 31, 1997 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting

                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

         principles. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's Form S-1 dated August 12, 1998.

(2)      EARNINGS PER SHARE

            In connection with its organization on May 8, 1998, the Company issued 100 common shares to CBI. Effective August 4, 1998, the Company approved a share split which increased the number of outstanding common shares to 137,000,000. Basic and diluted earnings per share have been calculated using the 137,000,000 common shares that were outstanding after the share split. The dilutive effect of Company stock options that may be issued in the future to holders of CBI stock options has not been considered in the calculation of earnings per share, as Company options were not outstanding in the historical periods presented.

(3)      MATRIXX BUSINESS RESTRUCTURING

            In the fourth quarter of 1997, the Company approved a restructuring plan for MATRIXX. The restructuring plan will result in the consolidation of certain operating divisions and facilities. A charge of $35.0 million was recorded which reduced net income by $23.0 million. During the first six months of 1998, MATRIXX recorded cash expenditures of $3.1 million primarily for severance pay and recorded non-cash asset writedowns of $5.6 million. The restructuring reserve had a balance of $17.3 million at June 30, 1998. At December 31, 1997, the restructuring reserve balance was $24.9 million. Management expects the restructuring plan activities to be completed by December 31, 1998 and that the remaining balance in the reserve is adequate to complete the plan.

(4)      ACQUISITIONS

            Effective February 28, 1998, MATRIXX acquired American Transtech, Inc. and the assets of AT&T's Canadian customer care business ("Transtech") from AT&T for approximately $625 million in cash. The acquisition was accounted for under the purchase method of accounting and was financed through short-term, variable rate debt issued by CBI, which was allocated to the Company by CBI.

            In the first quarter of 1998, the Company recorded a charge of $42.6 million to expense in-process research and development costs associated with the acquisition. The amount expensed relates to two ongoing development projects at Transtech that had not reached technological feasibility at the time of the acquisition and had no alternative future use.

            The Company allocated $68.2 million of the purchase price to an eight-year contract under which the Company will provide customer management solutions services to AT&T, $11.4 million to the assembled workforce which will be amortized over a fifteen-year useful life, $4.4 million to capitalized software to be amortized over a four-year useful life and $91.0 million to the fair value of the acquired tangible net assets. The fair values of the acquired assets were determined by an independent valuation. The assembled workforce asset will be amortized on a straight-line basis and the capitalized software will be amortized in accordance with the Company's methodology for internally-developed software. The excess of the purchase price and acquisition costs over the fair value of the assets acquired, approximately $415 million, was recorded as goodwill, which will be amortized on a straight-line basis over a thirty-year life.

            The Company is currently evaluating certain acquired contingent liabilities and its integration plan for Transtech and will incur integration liabilities, including severance pay and lease termination costs. Such liabilities will result in additional goodwill which will be amortized over a thirty-year life. In the second quarter of 1998, the Company recorded approximately $8 million in severance costs related to the integration plan for Transtech, primarily for management employees. Of this amount, approximately $3 million has been paid in the second quarter of 1998, with the remainder expected to be paid in the third quarter of 1998. The integration plan has not been finalized, but is awaiting determination of the facilities portion of the plan which could result in additional severance and lease termination costs. Any subsequent adjustments of estimated integration costs will be reflected as adjustments to goodwill.

                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

            The following unaudited pro forma data summarizes the combined results of operations of the Company and Transtech as though the acquisition had occurred as of the beginning of each period:

                                                             Six Months
                                                           Ended June 30,
                                                      -----------------------
         Millions of Dollars                             1998          1997
         -------------------                          ---------     ---------
         Revenues.................................    $   734.6     $   687.4

         Net income...............................    $    15.9     $    50.1

         Earnings per share:
            Basic.................................    $     .12     $     .37
            Diluted...............................    $     .12     $     .37

            The pro forma results for 1998 include the expensing of $42.6 million ($26.4 million after tax) of acquired research and development costs associated with Transtech.

            On January 8, 1998, MATRIXX acquired the teleservices assets of Maritz, Inc. for approximately $30 million in cash. The acquisition agreement contains provisions that could increase the purchase price by up to $20 million. The acquisition was accounted for under the purchase method of accounting with resulting goodwill to be amortized over a twenty-five year life. The acquisition of Maritz did not have a material effect on the Company's results of operations during the first six months of 1998.

(5)      TRANSACTIONS WITH CBI

            During the six months ended June 30, 1998 and 1997, the Company recognized $27.5 million, and $22.9 million, respectively, in revenues resulting from billing and information systems services and customer management solutions provided to CBI and its subsidiaries. The related receivables amounted to $5.3 million at both June 30, 1998 and December 31, 1997.

            CBI has allocated general corporate overhead expenses to the Company totaling $5.3 million and $3.8 million for the six months ended June 30, 1998 and 1997, respectively. Additionally, the Company incurred expenses for communications and other services provided by CBI and its subsidiaries of $5.4 million and $6.2 million for the six months ended June 30, 1998 and 1997, respectively. Amounts payable to CBI and its subsidiaries for these services were $1.6 million both at June 30, 1998 and December 31, 1997.

(6)      SIGNIFICANT CUSTOMER

            Both of the Company's subsidiaries derive significant revenues from AT&T and its affiliates (AT&T) by providing billing and information systems services and customer management solutions. Revenues from AT&T were 27.9% and 32.5% of the Company's consolidated revenues for the six month periods ended June 30, 1998 and 1997, respectively. Related accounts receivable from AT&T totaled $87.4 million and $54.1 million at June 30, 1998 and December 31, 1997, respectively.

(7)      CONTINGENCIES

            The Company is from time to time subject to routine complaints incidental to the business. The Company believes that the results of any complaints and proceedings will not have a material adverse effect on the Company's financial condition.

(8)      NEW ACCOUNTING PRONOUNCEMENTS

            In March 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of

                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

         certain expenditures for software that is purchased or internally developed for use in the business. Company management believes that the prospective implementation of SOP 98-1 in 1999 is likely to result in some capitalization of software expenditures in the future. However, the amount of such capitalized software expenditures cannot be determined at this time.

            In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." The SOP provides guidance on financial reporting of costs of start-up activities. SOP 98-5 requires such costs to be expensed instead of being capitalized and amortized. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company believes the implementation of SOP 98-5 will not have a material impact on its financial reporting.

            In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company may employ a small number of financial instruments to manage its exposure to fluctuations in interest rates and foreign currency exchange rates. The Company does not hold or issue such financial instruments for trading purposes. The Company will adopt SFAS No. 133, as required in the year 2000, and does not expect the impact of adoption to be material.

            Effective January 1, 1998, the Company implemented SOP 97-2, "Software Revenue Recognition." SOP 97-2 revises standards for the recognition of software revenue in connection with certain software development and licensing arrangements. SOP 97-2 did not have a material effect on the Company's results of operations for the six months ended June 30, 1998; however, its effect on future operating results will be dependent on the nature and terms of the Company's individual software agreements.

(9)      BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

         SEGMENT INFORMATION

            The Company operates in two industry segments. CBIS, the Information Management segment, is principally engaged in providing information systems and billing services to the communications and broadband services industries. MATRIXX, the Customer Management segment, provides a full range of customer management solutions to large companies. The Company's business segment information is as follows:

                                                       Three Months                  Six Months
                                                      Ended June 30,               Ended June 30,
                                                 -----------------------      -----------------------
         Millions of Dollars                       1998           1997           1998          1997
         -------------------                     --------       --------      ---------      --------
         Revenues
            Information management..........     $  146.1       $  134.0      $   290.0      $  264.5
            Customer management.............        222.1          111.2          389.0         226.4
            Intersegment....................         (4.6)          (2.1)          (6.8)         (4.4)
                                                 --------       --------      ---------      --------
                                                 $  363.6       $  243.1      $   672.2      $  486.5
                                                 --------       --------      ---------      --------
                                                 --------       --------      ---------      --------
         Intersegment Revenues
            Information management..........     $    4.6       $    2.1      $     6.7      $    4.2
            Customer management.............            -              -             .1            .2
                                                 --------       --------      ---------      --------
                                                 $    4.6       $    2.1      $     6.8      $    4.4
                                                 --------       --------      ---------      --------
                                                 --------       --------      ---------      --------
         Special Items (1)
            Customer management.............     $      -       $      -      $    42.6      $      -
                                                 --------       --------      ---------      --------
                                                 --------       --------      ---------      --------
         Operating Income
            Information management..........     $   27.6       $   25.5      $    54.6      $   48.2
            Customer management.............         14.0           12.6          (14.3)         27.2
                                                 --------       --------      ---------      --------
                                                 $   41.6       $   38.1      $    40.3      $   75.4
                                                 --------       --------      ---------      --------
                                                 --------       --------      ---------      --------

                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                   Three Months                  Six Months
                                                                  Ended June 30,               Ended June 30,
                                                             ----------------------       -----------------------
         Millions of Dollars                                   1998           1997           1998          1997
         -------------------                                 --------       --------      ---------      --------
         Assets
            Information management....................                                    $   295.1      $  267.8
            Customer management.......................                                      1,009.1         295.1
            Other.....................................                                        105.1          68.2
                                                                                          ---------      --------
                                                                                          $ 1,409.3      $  631.1
                                                                                          ---------      --------
                                                                                          ---------      --------
         Capital Additions (including acquisitions)
            Information management....................       $   16.0       $    6.8      $    21.6      $    9.9
            Customer management.......................           17.8           11.6          681.7          17.0
                                                             --------       --------      ---------      --------
                                                             $   33.8       $   18.4      $   703.3      $   26.9
                                                             --------       --------      ---------      --------
                                                             --------       --------      ---------      --------
         Depreciation and Amortization
            Information management....................       $    7.4       $    7.9      $    14.1      $   15.7
            Customer management.......................           18.9            6.6           30.6          12.7
                                                             --------       --------      ---------      --------
                                                             $   26.3       $   14.5      $    44.7      $   28.4
                                                             --------       --------      ---------      --------
                                                             --------       --------      ---------      --------

         (1) The special item for acquired research and development costs is included in research and development costs in the Condensed Consolidated Statements of Income.

             Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. Assets are those assets used in the operations of the segment.

         GEOGRAPHIC INFORMATION

            The following table presents certain information regarding the Company's domestic and international operations:

                                                                   Three Months                  Six Months
                                                                  Ended June 30,               Ended June 30,
                                                             -----------------------      -----------------------
         Millions of Dollars                                   1998           1997           1998          1997
         -------------------                                 --------       --------      ---------      --------
         Revenues
            United States.............................       $  329.7       $  216.7      $   615.5      $  434.9
            International.............................           33.9           26.4           56.7          51.6
                                                             --------       --------      ---------      --------
                                                             $  363.6       $  243.1      $   672.2      $  486.5
                                                             --------       --------      ---------      --------
                                                             --------       --------      ---------      --------
         Operating Income
            United States.............................       $   39.9       $   36.4      $    38.3      $   72.5
            International.............................            1.7            1.8            2.0           2.9
                                                             --------       --------      ---------      --------
                                                             $   41.6       $   38.2      $    40.3      $   75.4
                                                             --------       --------      ---------      --------
                                                             --------       --------      ---------      --------
         Assets
            United States.............................                                    $ 1,298.1      $  547.1
            International.............................                                        111.2          84.0
                                                                                          ---------      --------
                                                                                          $ 1,409.3      $  631.1
                                                                                          ---------      --------
                                                                                          ---------      --------

                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

(10)     SUBSEQUENT EVENTS

            In August 1998, the Company issued 14,950,000 common shares in an initial public offering (the Offering) for $15 less underwriting discounts and commission of approximately $.98 per common share. After completion of the Offering, CBI owned approximately 90.2% of the Company's outstanding common shares. The net proceeds of the Offering, totaling over $209 million, were used to repay a portion of the Company's intercompany debt payable to CBI.

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

    At June 30, 1998, the Company was a wholly owned subsidiary of Cincinnati Bell Inc. (CBI). Prior to April 27, 1998, CBI conducted the Company's businesses through its two subsidiaries, CBIS and MATRIXX. In the second quarter of 1998, CBI announced the creation of the Company to serve as a holding company for CBIS and MATRIXX and its intention to contribute to the Company the outstanding shares of CBIS and MATRIXX.

    The consolidated financial statements of the Company, which are discussed below, reflect the results of operations, financial position and cash flows of the businesses contributed to the Company by CBI and have been carved-out from the financial statements of CBI using the historical results of operations and the historical basis of the assets and liabilities of the businesses. Management believes that the assumptions made in preparing the consolidated financial statements of the Company on a carve-out basis are reasonable. The contribution of the outstanding common shares of CBIS, MATRIXX and CBCS to the Company occurred in July 1998.

    The financial information included herein, however, may not necessarily reflect the results of operations, financial position and cash flows of the Company in the future or what the result of operations, financial position or cash flows would have been had the Company been a separate stand-alone entity during the periods presented. The financial information included herein does not reflect the changes that will occur in the funding of the Company as a result of the initial public offering of the Company's common shares and the distribution of the common shares held by CBI to the CBI shareholders. In this regard, the Company is likely to incur somewhat higher interest expense once it obtains external financing. In addition, certain employees of the Company have participated in CBI's defined benefit pension plans and its medical benefit plans, including plans that provide medical benefits for retirees. When the Distribution occurs, the Company will establish its own employee and retiree benefit plans, will assume responsibility for certain benefits for employees that have retired from CBIS and MATRIXX and will receive assets from CBI's plans. However, the Company and CBI have not finalized the calculation of the allocation of the assets of the CBI benefit plans between CBI and the Company. In addition, when the Company establishes its benefit plans, it may provide different benefits and may have different administrative expenses than those of the CBI plans. Accordingly, the labor costs included herein should not be viewed as necessarily indicative of the labor costs to be incurred by the Company subsequent to the Distribution. With the exception of those items discussed above, management does not expect any significant changes in the daily operations of the Company's businesses in the near term. Management will evaluate opportunities to change the operations of the businesses as warranted to improve efficiency and client focus. These changes could include the combination of certain business activities currently performed by CBIS and MATRIXX and could lead to a charge to earnings later in 1998.

    The following discussion and the related consolidated financial statements and accompanying notes contain certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from results discussed in such forward-looking statements.

RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data. Results for interim periods may not be indicative of the results for the full years.

CONSOLIDATED OVERVIEW

THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JUNE 30, 1997

    The Company's revenues for the second quarter of 1998 totaled $363.6 million, an increase of $120.5 million (50%) from $243.1 million in the second quarter of 1997. The acquisitions of Transtech and Maritz contributed approximately $106 million to the quarterly revenue increase, with the remaining increase attributable to growth in existing operations.

    The Company's operating expenses for the second quarter of 1998 totaled $322.0 million, an increase of $117.1 million (57%) from $204.9 million in the second quarter of 1997. The acquisitions of Transtech and Maritz contributed approximately $102 million to this increase. Expenses associated with the Company's Year 2000 programming efforts also contributed to the operating expense increase, growing to $7.8 million in the second quarter of 1998 from $1.5 million in the second quarter of 1997. The remaining operating expense

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increases were largely the result of increased business volume in the Company's operating segments.

    The Company's operating income for the second quarter of 1998 was $41.6, an increase of $3.4 (9%) from $38.2 million in the second quarter of 1997. Excluding the $6.3 million increase in Year 2000 programming costs, the Company's operating income for the second quarter of 1998 increased $9.7 million (25%).

    Other income (expense), net increased to $7.5 million in the second quarter of 1998 from $5.3 million in the second quarter of 1997, reflecting an increase in earnings from the cellular partnership to $6.8 million from $3.6 million in the second quarter of 1997. The increase in other income (expense) net resulting from the cellular partnership earnings was partially offset by interest income recognized in the second quarter of 1997 resulting from the settlement of federal tax audits of CBI's consolidated tax returns for 1989 through 1994. Interest expense increased to $11.2 million in the second quarter of 1998 from $.8 million in the second quarter of 1997, largely as a result of incremental borrowings to finance the acquisitions of Transtech and Maritz in the first quarter of 1998. The effective income tax rate for the second quarter of 1998 increased to 37.7% from 34.0% in the second quarter of 1997 as a result of the 1997 settlement of federal tax audits of CBI's consolidated returns for 1989 through 1994. Net income for the second quarter of 1998 was $23.6 million or $.17 per share as compared to $28.2 million or $.21 per share. The $6.3 million increase in Year 2000 programming costs decreased net income by $3.9 million or $.03 per share.

SIX MONTHS ENDED JUNE 30, 1998 VERSUS SIX MONTHS ENDED JUNE 30, 1997

    The Company's revenues for the first six months of 1998 were $672.2 million, an increase of $185.7 (38%) from $486.5 million in the first six months of 1997. The acquisitions of Transtech and Maritz contributed approximately $150 million to the revenue increase in the first half of 1998.

    The Company's operating expenses for the first six months of 1998 excluding a first quarter 1998 special item totaled $589.3 million, an increase of $178.2 million (43%) from $411.1 million for the first six months of 1997. The acquisitions of Transtech and Maritz contributed approximately $146 million to this increase. Year 2000 programming costs increased to $13.5 million in the first six months of 1998 from $2.1 million in the first six months of 1997.

    Operating income excluding a first quarter 1998 special item was $82.9 million in the first half of 1998, an increase of $7.5 million (10%) from $75.4 million in the first half of 1997. The Company recorded a special item of $42.6 million ($26.4 million after tax) in the first quarter of 1998 to expense in-process research and development costs associated with the acquisition of Transtech. The $7.5 million increase in operating income excluding the special item was achieved despite the $11.4 million increase in Year 2000 costs. Including the special item, the Company's operating income for the first half of 1998 was $40.3 million.

    Other income (expense), net for the first half of 1998 increased to $11.5 million from $9.6 million in the first half of 1997 as increased cellular partnership earnings more than offset the recognition of interest income associated with federal tax audit settlements. Interest expense increased to $17.6 million for the first half of 1998 from $2.1 million for the first half of 1997, reflecting interest associated with debt incurred for first quarter 1998 acquisitions. The Company's effective tax rate was 37.7% for the first half of 1998 as compared to 33.7% in the first half of 1997, reflecting the federal tax audit settlements which occurred in 1997. Excluding the first quarter 1998 special items, net income for the first half of 1998 was $47.7 million or $.35 per share as compared to $55.0 million or $.40 per share for the first half of 1997. Including the special item, net income for the first half of 1998 was $21.3 million or $.16 per share. The $11.4 million increase in Year 2000 costs decreased net income by $7.1 million or $.5 per share.

    The Company's results for both the second quarter and first half of 1998 were adversely impacted by lower than anticipated revenues from AT&T under the contract associated with the acquisition of Transtech. In connection with the acquisition of Transtech, the Company entered into an eight-year contract to provide customer management services to AT&T. During the first three years of the contract, AT&T has committed to outsource $300 million in customer management services to MATRIXX in each year. Subject to certain exceptions, if there is a shortfall to the revenue commitment, AT&T must pay 40% of the shortfall to the Company. Revenues from AT&T under that contract totaled approximately $57 million for the second quarter of 1998, which is below the level necessary to achieve the $300 million annual amount required by the contract. AT&T has provided assurances that it plans to meet its requirements under the contract and

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company management is actively monitoring and evaluating progress towards the requirement. The Company's results for the second quarter and first half of 1998 do not reflect a material accrual of revenue for the current shortfall to the revenue commitment.

INFORMATION MANAGEMENT

                                                    Three Months                      Six Months
                                                   Ended June 30,                    Ended June 30,
                                         ----------------------------------  --------------------------------
($ Millions)                               1998      1997    Change       %    1998      1997    Change     %
                                         -------   -------   --------------  -------   -------   ------------
 Revenues:
    Data processing...................   $  93.8   $  82.1   $  11.7   14    $ 184.7   $ 157.3   $  27.4   17
    Professional and consulting.......      36.6      31.5       5.1   16       70.8      66.2       4.6    7
    License and other.................       6.2       6.5       (.3)  (5)      13.1      13.4       (.3)  (2)
    International.....................       9.5      13.9      (4.4) (32)      21.4      27.6      (6.2) (22)
                                         -------   -------   -------         -------   -------   -------
                                           146.1     134.0      12.1    9      290.0     264.5      25.5   10

Costs of products and services              74.6      64.9       9.7   15      145.9     130.8      15.2   12
Selling, general and administrative
  expenses............................      16.6      16.1        .5    3       34.2      32.5       1.7    6
Research and development costs........      15.0      18.1      (3.1) (17)      31.5      35.2      (3.7) (11)
Depreciation and amortization.........       7.4       7.9       (.5)  (6)      14.1      15.7      (1.6) (10)
Year 2000 programming costs...........       5.0       1.5       3.5    -        9.7       2.1       7.6    -
                                         -------   -------   -------         -------   -------   -------
Operating income......................   $  27.5   $  25.5   $   2.0    8    $  54.6   $  48.2   $   6.4   13

THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JUNE 30, 1997

     Revenues for the Company's information management segment, CBIS, were $146.1 million for the second quarter of 1998, an increase of $12.1 million (9%) from $134.0 million in the second quarter of 1997. Billing and related information processing revenues increased to $93.8 million in the second quarter of 1998 from $82.1 million in the second quarter of 1997, primarily as a result of growth in wireless billing services. CBIS wireless billing clients' subscriber levels increased 26% in the quarter from levels in the second quarter of 1997. The increase in CBIS billing and related information processing revenues was partially offset by a decline in the number of subscribers for whom CBIS bills the long distance portion of wireless calls. This decline has resulted from a CBIS clients' loss of wireless long distance market share to competitors. CBIS' professional and consulting service revenues increased to $36.6 million in the second quarter of 1998 from $31.5 million in the second quarter of 1997. This increase was primarily attributable to growth in such services for cellular and personal communication services (PCS) clients. CBIS' license and other revenues were $6.2 million in the second quarter of 1998 as compared to $6.5 million in the second quarter of 1997. CBIS' international revenues decreased $2.5 million in the second quarter of 1998 from the second quarter of 1997, reflecting the winding down of a network provisioning system development contract for an international client.

     CBIS' costs and expenses were $118.6 million in the second quarter of 1998, an increase of $10.1 million (9%) over $108.5 million in the second quarter of 1997. The increase was principally the result of increased direct costs associated with higher revenues, including additional labor costs, data center upgrade costs and higher bill finishing costs. Labor cost increases included the effect of higher wage rates, particularly for software professionals. The remainder of CBIS' cost increases were attributable to the increase in Year 2000 programming costs to $5.0 million in the second quarter of 1998 from $1.5 million in the second quarter of 1997.

SIX MONTHS ENDED JUNE 30, 1998 VERSUS SIX MONTHS ENDED JUNE 30, 1997

     CBIS' revenues for the first half of 1998 were $290.0 million, an increase of $25.5 million (10%) from $264.5 million in the first half of 1998. Billing and related information services revenues increased to $184.7 million in the first half of 1998 from $157.3 million in the first half of 1997. This increase was driven by clients' wireless subscriber growth of 26%, partially offset by a reduction in the number of clients' subscribers for whom CBIS bills the long distance portion of cellular calls. Professional and consulting revenues for the first half of 1998 increased to $70.8 million from $66.2 million in the first half of 1997, reflecting an increase in

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

services for wireless clients. CBIS' license and other revenues were $13.1 million in the first half of 1998 and $13.4 million in the first half of 1997. International revenues decreased $5.5 million in the first six months of 1998 from the first six months of 1997, reflecting the winding down of one international contract.

     CBIS' costs and expenses for the first half of 1998 were $235.4 million, an increase of $19.1 million (9%) from $216.3 million in the first half of 1997. Excluding the increase of Year 2000 programming costs to $9.7 million in the first half of 1998 from $2.1 million in the first half of 1997, costs and expenses grew at a rate of 5% over the first six months of 1997, approximately half the rate of growth for revenues. Higher direct costs of providing services including additional headcount, data center upgrades, client-specified development efforts, increased bill finishing costs and higher wage rates, particularly for software professionals, accounted for the majority of the increase.

CUSTOMER MANAGEMENT

                                                    Three Months                        Six Months
                                                   Ended June 30,                      Ended June 30,
                                         ----------------------------------   ---------------------------------
($ Millions)                               1998      1997    Change       %     1998      1997    Change      %
                                         -------   -------   --------------   -------   -------   -------------
Revenues..............................   $ 222.1   $ 111.2    $ 110.9   100   $ 389.0   $ 226.4   $ 162.6   72

Costs of products and services........     143.7      68.4       75.3   110     247.7     139.1     108.6   78
Selling, general and administrative
  expenses............................      38.2      22.3       15.9    71      71.5      44.9      26.6   59
Research and development costs........       4.5       1.3        3.2     -       7.1       2.5       4.6    -
Depreciation and amortization.........      18.9       6.6       12.3   186      30.6      12.7      17.9  141
Year 2000 programming costs...........       2.8         -        2.8     -       3.8         -       3.8    -
Special items:
     Acquired research and
      development costs...............         -         -          -     -      42.6         -      42.6    -
                                         -------   -------    -------         -------   -------   -------
Operating income (loss)...............   $  14.0   $  12.6    $   1.4    11   $ (14.3)  $  27.2   $ (41.5)   -

THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JUNE 30, 1997

     Revenues for the Company's customer management segment, MATRIXX, were $222.1 million in the second quarter of 1998, an increase of $110.9 million (100%) from $111.2 million in the second quarter of 1997. The acquisitions of Transtech and Maritz, which occurred in the first quarter of 1998, contributed $106.2 million to this increase. Excluding acquisitions, MATRIXX's revenues grew by $4.7 million over the second quarter of 1997. The revenue increase was principally in dedicated services revenues which grew by $4.4 million reflecting continued strong sales to clients in the technology and communications industries. Almost all of the revenues contributed by Transtech and Maritz are from dedicated services, bringing the total increase in dedicated services to over $110 million. Traditional teleservices revenues continued to recover in the second quarter of 1998 from the significant decline experienced in the third quarter of 1997. Despite the recovery, traditional teleservices revenues declined by approximately 1% in the second quarter of 1998 when compared to the second quarter of 1997. Excluding acquisitions, MATRIXX's international revenues increased $.5 million in the second quarter of 1998 over levels in the second quarter of 1997.

     MATRIXX's costs and expenses were $208.1 million in the second quarter of 1998, an increase of $109.5 million (110%) from $98.6 million in the second quarter of 1997. The acquisitions of Transtech and Maritz contributed approximately $102.2 million to this increase. Included in the increase resulting from the two acquisitions was nearly $6 million in goodwill amortization relating to the two acquired businesses. The remaining increase of $7.3 million included $2.8 million in higher Year 2000 programming costs and other cost increases primarily resulting from the increased dedicated services business volume.

SIX MONTHS ENDED JUNE 30, 1998 VERSUS SIX MONTHS ENDED JUNE 30, 1997

     MATRIXX's revenues for the first half of 1998 were $389.0 million, an increase of $162.6 million (72%) from $226.4 million in the first half of 1997. The acquisitions of Transtech and Maritz contributed $150.0

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million to the increase. The remaining increase of $12.6 million was attributable to increased dedicated services revenues. Traditional teleservices revenues declined 2% in the first half of 1998 from the first half of 1997, reflecting the third quarter 1997 downturn that continues to affect the traditional teleservices volumes. Excluding acquisitions, MATRIXX's international revenues increased $1.2 million in the first half of 1998 over levels in the first half of 1997.

     MATRIXX's costs and expenses for the first six months of 1998, excluding a first quarter special item, were $360.7 million, an increase of $161.5 million (81%) from $199.2 million in the first six months of 1997. The acquisitions of Transtech and Maritz contributed $146.1 million to this increase, including approximately $8 million in additional goodwill amortization. The remaining increase of $15.4 million reflects additional direct costs of providing dedicated services, including higher personnel costs, equipment depreciation expenses and facility lease expenses. Higher wage rates also contributed to the expense increase. Year 2000 programming costs totaled $3.8 million during the first half of 1998.

     In connection with the Transtech acquisition, MATRIXX expensed a special item of $42.6 million of acquired in-process research and development costs in the first quarter of 1998. The amount expensed was determined through an independent valuation that the Company used to allocate the Transtech purchase price to the acquired assets. The $42.6 million relates to two ongoing development projects at Transtech that had not reached technological feasibility at the time of the acquisition and had no alternative future use. The Company intends to continue both of these development projects. One of these projects was the development of proprietary technology for Transtech's employee care business offering. The other project involved the development of technology to provide billing detail to clients' customers that would allow those customers to manipulate and analyze the billing information. The Company expects the employee care proprietary technology project to be completed later in 1998 and that the cost to complete the project will be less than $2 million. Management believes this project will be successfully completed. The billing technology project has been delayed based upon management's view of very recent changes in the demand for the technology in the Company's market. Management's estimate of the cost to complete this project is approximately $5 million.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

    The Company's businesses have historically required cash for expansion, business development, acquisitions and working capital. These cash requirements have been funded from the Company's operating cash flows as well as funds provided by CBI. Operating cash flows have generally been sufficient to fund the Company's cash needs, other than for acquisitions. The acquisitions of Transtech and Maritz in the first quarter of 1998 required approximately $660 million in cash and approximately $50 million in working capital, which has been financed through short-term debt issued by CBI and allocated to the Company. The proceeds from the Offering were used to repay a portion of this CBI-allocated indebtedness in August 1998.

     Until the Distribution is completed, the Company's principal source of external funds will be its intercompany financing arrangement with CBI, which is expected to be funded by CBI through commercial paper borrowings. The Company will pay interest on its intercompany borrowings at an interest rate equal to CBI's average short-term borrowing cost. Prior to the Distribution, the Company intends to obtain its own external financing. Currently, the Company has not explored external financing options with potential lenders. Although the Company believes it will have little difficulty in obtaining external financing on acceptable terms, no assurance can be given in this regard. The weighted average interest rate at which the Company borrows may be higher when it obtains financing independently.

     Cash provided by operating activities was $2.9 million for the first six months of 1998 compared to $48.4 million for the same six months of 1997. The Transtech and Maritz acquisitions in the first quarter of 1998 required a significant use of cash to finance post-acquisition working capital needs, as accounts receivable for both acquired entities increased, as expected, from the levels at the acquisition date. Excluding the approximately $55 million in cash used to finance post acquisition working capital needs, cash provided by operating activities for the first six months of 1998 would have been approximately $58 million. Capital expenditures were the other major use of cash during the first half of 1998. Capital expenditures for the first six months of 1998 were $41 million, up $14 million from the first six months of last year. The Company's capital expenditures are estimated to be approximately $100 million in 1998. Capital spending in 1998 for the

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Transtech and Maritz acquisitions involved approximately $660 million in capital spending, bringing the estimated total capital expenditures for the Company to over $750 million in 1998. This estimated amount does not include any additional acquisitions that may occur in 1998, although none have been identified to date.

BALANCE SHEET

     The $109.1 million increase in accounts receivable from December 31, 1997 to June 30, 1998 was largely attributable to receivables associated with the acquired operations of Transtech and Maritz. The decrease in deferred income taxes was principally the result of the payment of 1997 bonuses during the first quarter of 1998. Increases in property, plant and equipment, goodwill and other intangibles, debt allocated by CBI and payables and other current liabilities, were primarily caused by the acquisitions of Transtech and Maritz. The increase in deferred charges (benefits) and other current assets was the result of the $16.2 million deferred tax benefit associated with the expensing of $42.6 million in research and development costs associated with Transtech.

YEAR 2000 PROGRAMMING

     The Company has initiated a Company-wide program to identify and address issues associated with the ability of its date-sensitive information and business system and equipment to properly recognize the Year 2000. The purpose of this effort is to avoid interruption of the operation of these systems as a result of the century change on January 1, 2000. Given the reliance of the Company on its information and business systems, this is a significant effort for the Company. The Company incurred $13.5 million in expenses during the first half of 1998 in order to prepare its software and systems for the Year 2000. The estimate for total Year 2000 programming costs in 1998 is in a range of $25 million to $30 million, with costs thereafter, principally during 1999, estimated in the range of $10 million to $15 million. These expenses will materially reduce earnings and cash flows from operations accordingly.

     In the past, the Company has developed various contingency plans for conducting its business in the event of such occurrences as system outages or natural disasters. As part of its Year 2000 efforts, the Company is reviewing its contingency plans to assure that they adequately address Year 2000 issues that might arise. If the Company were to be unsuccessful in readying its software and systems for the Year 2000 or preparing adequate contingency plans to avoid business interruption that could result from the century change, this would have a material adverse impact on the Company. The failure of one of the Company's significant clients or suppliers to modify its systems for the Year 2000 successfully or to provide the appropriate contingency planning also could have an adverse impact on the Company.

MARKET RISK

     The Company is exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. Interest rate and foreign currency risks have historically been managed on a centralized basis by CBI. It has been CBI's policy to enter into interest rate and foreign currency transactions only to the extent considered necessary to meet its objectives. CBI has not entered into interest rate or foreign currency transactions for speculative purposes. The acquisition of Transtech in the first quarter of 1998 has significantly increased the Company's exposure to interest rate risk. The Company's foreign currency exposures were immaterial at June 30, 1998.

     The Company's exposure to interest rate risk results from its variable rate short-term intercompany debt payable to CBI. At June 30, 1998, the Company had $751.4 million in intercompany debt payable to CBI bearing interest at a variable rate, which is equal to CBI's average short-term borrowing rate. Prior to the Distribution, the Company intends to obtain its own external financing. The weighted average interest rate at which the Company borrows may be higher when it obtains financing independently. Based upon the Company's level of indebtedness at June 30, 1998, a one percentage point increase in the weighted average interest rate would increase the Company's annual interest expense by approximately $7.5 million.

FLUCTUATIONS IN QUARTERLY RESULTS

     The Company has experienced and in the future could experience quarterly variations in revenues as a result of a variety of factors, many of which are outside of the control of the Company. These factors include: the timing of new contracts, the timing of increased expenses incurred in support of new business and the somewhat seasonal pattern of the businesses served by the Company.

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS OUTLOOK

INFORMATION MANAGEMENT

     CBIS continues to rely on a few large clients for most of its revenue. CBIS' top three clients accounted for 60% of its revenues for the first six months of 1998. CBIS maintains multi-year contracts with its clients, but some contracts have early termination clauses. CBIS may renegotiate one or more major contracts in 1998 which could involve exchanging lower prices for longer contract terms and broader relationships. Any reduction in prices would negatively impact future results. Additionally, one CBIS client representing approximately 11% of CBIS' 1997 revenues announced its intention to be acquired by one of CBIS' competitors during the first quarter of 1998. The related contract extends through 2006 and does not provide for early termination without a CBIS breach. It was announced in the second quarter of 1998 that another CBIS client representing approximately 7% of CBIS' 1997 revenues intends to be acquired by another company. CBIS and the client have signed a binding letter of intent with this client which is intended to expand into a contract that is expected to run through 2004.

     A significant amount of CBIS' growth is directly related to increased wireless subscribers in the domestic marketplace. While that trend has continued in the first six months of 1998, if the domestic wireless industry growth rate declines in the future, CBIS' ability to grow revenues and earnings could be adversely affected. Additionally, certain international network-management systems development efforts have been reduced as long-term contracts have reached completion.

CUSTOMER MANAGEMENT

     The teleservices business is very competitive and MATRIXX has experienced some softness in the market beginning during the second half of 1997 and continuing to a lesser extent through the first half of 1998. The softness has affected the traditional teleservices business, which as a result of the acquisitions of Maritz and Transtech and internal growth of MATRIXX's outsourced dedicated business, is becoming a smaller portion of MATRIXX's business. While the traditional business recovery that began in the fourth quarter of 1997 has continued through the first half of 1998, revenues remain below levels experienced prior to the aforementioned market softness. In response to this softness, MATRIXX initiated a restructuring plan and recorded a charge of $35 million in the fourth quarter of 1997. MATRIXX continues to move aggressively to complete its restructuring program, including reducing its workforce and closing certain facilities. Implementation of the restructuring plan is expected to be substantially complete by the end of 1998. When fully implemented, the plan is expected to reduce costs by over $10 million from the levels that would have been experienced had the planned restructuring activities not occurred. The Company also is moving forward with the integration of Transtech which has resulted in workforce reductions, and is currently evaluating its facilities integration plan for Transtech.

     MATRIXX's top three clients accounted for 47% of its revenues for the first half of 1998 up from 39% for the same period in 1997. Loss of any significant contracts would have an adverse effect on its revenues and profits. MATRIXX must continue to win new contracts and grow its business with existing clients in a competitive market that has current excess capacity in its call centers. The acquisition of Transtech has increased the portion of MATRIXX's revenues from its top three clients, but the related eight-year teleservices agreement with AT&T helps reduce the risk of loss for that portion of the business. However, significant quarterly fluctuations may still occur.

BUSINESS DEVELOPMENT

     The Company continues to review opportunities for acquisitions and divestitures for its businesses to enhance shareowner value.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

         The following is filed as an Exhibit to Part I of this Form 10-Q:

         Exhibit
         Number
         -------
         27                 Financial Data Schedule

    (b)  Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Convergys Corporation

Date: September 25, 1998                    /s/ Steven G. Rolls
     -------------------------------        ----------------------------------
                                            Steven G. Rolls
                                            Chief Financial Officer