Form 10-Q
period 1998-09-30
CONVERGYS CORP
filed 1998-11-16
CIK 1062047

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             ---            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                          OR

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                ---     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from            to            .
                                             ----------    ----------

                            Commission File Number 1-4379



                                CONVERGYS CORPORATION



                   Incorporated under the laws of the State of Ohio

                    201 East Fourth Street, Cincinnati, Ohio 45202

                   I.R.S. Employer Identification Number 31-1598292
                         Telephone - Area Code (513) 397-5364



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _. No X .


     At October 31, 1998, 152,502,500 Common Shares were outstanding.

Form 10-Q Part I                                           Convergys Corporation
                            PART I - FINANCIAL INFORMATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             AND COMPREHENSIVE INCOME
                  (Millions of Dollars, Except Per Share Amounts)
                                     (Unaudited)

                                                                               Three Months                 Nine Months
                                                                           Ended September 30,          Ended September 30,
                                                                          ---------------------       -----------------------
                                                                           1998           1997          1998            1997
                                                                          ------         ------       --------         ------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $370.3         $238.5       $1,042.5         $725.0
                                                                          ------         ------       --------         ------

Costs and Expenses
   Cost of providing services and products sold. . . . . . . . .           210.8          127.4          597.5          392.9
   Selling, general and administrative . . . . . . . . . . . . .            54.5           39.7          160.3          117.1
   Research and development costs. . . . . . . . . . . . . . . .            24.2           17.7          105.4           55.5
   Depreciation and amortization . . . . . . . . . . . . . . . .            27.8           15.9           72.5           44.3
   Year 2000 programming costs . . . . . . . . . . . . . . . . .             7.2            3.3           20.7            5.4
                                                                          ------         ------       --------         ------
   Total costs and expenses. . . . . . . . . . . . . . . . . . .           324.5          204.0          956.4          615.2
                                                                          ------         ------       --------         ------

Operating Income . . . . . . . . . . . . . . . . . . . . . . . .            45.8           34.5           86.1          109.8

Other Income (Expense), net. . . . . . . . . . . . . . . . . . .             4.4            6.9           15.9           16.6
Interest Expense . . . . . . . . . . . . . . . . . . . . . . . .             9.1            1.6           26.7            3.7
                                                                          ------         ------       --------         ------

Income Before Income Taxes . . . . . . . . . . . . . . . . . . .            41.1           39.8           75.3          122.7
Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . .            15.5           13.5           28.4           41.3
                                                                          ------         ------       --------         ------

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 25.6         $ 26.3       $   46.9         $ 81.4
                                                                          ------         ------       --------         ------
                                                                          ------         ------       --------         ------

Other Comprehensive Income, Net of Tax:
  Foreign currency translation adjustments . . . . . . . . . . .          $ (1.0)        $  (.1)      $   (2.8)        $ (1.5)
  Unrealized loss on investments . . . . . . . . . . . . . . . .            (2.1)             -           (2.1)             -
                                                                          ------         ------       --------         ------
    Total other comprehensive income . . . . . . . . . . . . . .            (3.1)           (.1)          (4.9)          (1.5)
                                                                          ------         ------       --------         ------

Comprehensive Income . . . . . . . . . . . . . . . . . . . . . .          $ 22.5         $ 26.2       $   42.0         $ 79.9
                                                                          ------         ------       --------         ------
                                                                          ------         ------       --------         ------

Earnings Per Common Share
   Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  .18         $  .19       $    .34         $  .59
                                                                          ------         ------       --------         ------
                                                                          ------         ------       --------         ------
   Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  .18         $  .19       $    .34         $  .59
                                                                          ------         ------       --------         ------
                                                                          ------         ------       --------         ------

Average Common Shares Outstanding Including Equivalents (000)
   Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . .           144.8          137.0          139.6          137.0
   Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . .           145.1          137.0          139.7          137.0

See Notes to Financial Statements.

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Millions of Dollars)

                                                                      (Unaudited)
                                                                      September 30,   December 31,
                                                                          1998            1997
                                                                        --------         ------
ASSETS
Current Assets
   Cash and cash equivalents . . . . . . . . . . . . . . . . . .        $    1.4         $  2.1
   Receivables, less allowances of $9.3 and $6.4 . . . . . . . .           307.9          222.8
   Deferred income taxes . . . . . . . . . . . . . . . . . . . .             7.0           13.7
   Prepaid expenses and other current assets . . . . . . . . . .            29.3           27.2
                                                                        --------         ------
       Total current assets. . . . . . . . . . . . . . . . . . .           345.6          265.8

Property and equipment - net . . . . . . . . . . . . . . . . . .           229.4          130.0
Goodwill and other intangibles - net . . . . . . . . . . . . . .           681.1          177.6
Investments in unconsolidated entities . . . . . . . . . . . . .            85.3           72.7
Deferred charges and other assets. . . . . . . . . . . . . . . .            30.8            8.3
                                                                        --------         ------

       Total Assets. . . . . . . . . . . . . . . . . . . . . . .        $1,372.2         $654.4
                                                                        --------         ------
                                                                        --------         ------

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
   Debt maturing in one year . . . . . . . . . . . . . . . . . .        $    0.9         $  6.1
   Intercompany debt payable to CBI. . . . . . . . . . . . . . .           477.6           53.0
   Payables and other current liabilities. . . . . . . . . . . .           201.3          157.5
                                                                        --------         ------
       Total current liabilities . . . . . . . . . . . . . . . .           679.8          216.6

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .             0.3            1.2
Other long-term liabilities. . . . . . . . . . . . . . . . . . .            12.7            5.8
                                                                        --------         ------

       Total liabilities . . . . . . . . . . . . . . . . . . . .           692.8          223.6
                                                                        --------         ------

Shareowners' Equity
   Common shares - without par value, 500,000,000 authorized;
       151,950,000 issued and outstanding. . . . . . . . . . . .           205.9              -
   Additional paid-in capital. . . . . . . . . . . . . . . . . .           457.1              -
   Retained earnings . . . . . . . . . . . . . . . . . . . . . .            18.9              -
   Shareowner's net investment . . . . . . . . . . . . . . . . .               -          428.4
   Accumulated other comprehensive income. . . . . . . . . . . .           ( 2.5)           2.4
                                                                        --------         ------
       Total shareowners' equity . . . . . . . . . . . . . . . .           679.4          430.8
                                                                        --------         ------

Total Liabilities and Shareowners' Equity. . . . . . . . . . . .        $1,372.2         $654.4
                                                                        --------         ------
                                                                        --------         ------

See Notes to Financial Statements.

                                CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
                                              (Millions of Dollars)
                                                   (Unaudited)

                                                                               Three Months                 Nine Months
                                                                           Ended September 30,          Ended September 30,
                                                                          ---------------------       -----------------------
                                                                           1998           1997          1998            1997
                                                                          ------         ------       --------         ------
Common Shares
   Balance, beginning of period. . . . . . . . . . . . . . . . .               -         $    -             -         $    -
   Issuance of 100 shares. . . . . . . . . . . . . . . . . . . .               -              -             -              -
   Share split . . . . . . . . . . . . . . . . . . . . . . . . .               -              -             -              -
   Issuance of 14,950,000 shares . . . . . . . . . . . . . . . .          $205.9              -         $205.9             -
                                                                          ------         ------         ------         ------
       Balance, end of period. . . . . . . . . . . . . . . . . .          $205.9         $    -         $205.9         $    -
                                                                          ------         ------         ------         ------

Additional Paid-In Capital
   Balance, beginning of period. . . . . . . . . . . . . . . . .               -         $    -              -         $    -
   Transfer from shareowner's net investment . . . . . . . . . .          $457.1              -         $457.1              -
                                                                          ------         ------         ------         ------
       Balance, end of period. . . . . . . . . . . . . . . . . .          $457.1         $    -         $457.1         $    -
                                                                          ------         ------         ------         ------

Retained Earnings
   Balance, beginning of period. . . . . . . . . . . . . . . . .               -         $    -              -         $    -
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . .          $ 18.9              -         $ 18.9              -
                                                                          ------         ------         ------         ------
       Balance, end of period. . . . . . . . . . . . . . . . . .          $ 18.9         $    -         $ 18.9         $    -
                                                                          ------         ------         ------         ------

Shareowner's Net Investment. . . . . . . . . . . . . . . . . . .
   Balance, beginning of period. . . . . . . . . . . . . . . . .          $450.4         $424.9         $428.4         $360.2
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . .             6.7           26.2           28.0           81.4
   Transfers from CBI, net . . . . . . . . . . . . . . . . . . .               -           (6.4)           0.7            3.1
   Transfers to additional paid-in capital . . . . . . . . . . .          (457.1)             -         (457.1)             -
                                                                          ------         ------         ------         ------
       Balance, end of period. . . . . . . . . . . . . . . . . .          $    -         $444.7         $    -         $444.7
                                                                          ------         ------         ------         ------

Accumulated Other Comprehensive Income
   Balance, beginning of period. . . . . . . . . . . . . . . . .          $  0.6         $  2.6         $  2.4         $  4.0
   Foreign currency translation adjustments. . . . . . . . . . .            (1.0)          (0.1)          (2.8)          (1.5)
   Investment valuation allowance. . . . . . . . . . . . . . . .            (2.1)             -           (2.1)             -
                                                                          ------         ------         ------         ------
       Total other comprehensive income, net of tax. . . . . . .          $ (2.5)        $  2.5         $ (2.5)        $  2.5
                                                                          ------         ------         ------         ------

Total Shareowners' Equity. . . . . . . . . . . . . . . . . . . .          $679.4         $447.2         $679.4         $447.2
                                                                          ------         ------         ------         ------
                                                                          ------         ------         ------         ------

See Notes to Financial Statements.

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Millions of Dollars)
                                                   (Unaudited)

                                                                                                             Nine Months
                                                                                                         Ended September 30,
                                                                                                       ----------------------
                                                                                                         1998           1997
                                                                                                       -------         ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  46.9         $ 81.4
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            72.5           44.3
     Acquired research and development costs . . . . . . . . . . . . . . . . . . . . . . . . .            42.6              -
     Provision for loss on receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2.4             .4
     Undistributed earnings of unconsolidated entities . . . . . . . . . . . . . . . . . . . .           (15.4)          (5.3)
  Changes in assets and liabilities net of effects from acquisitions and disposals:
     Increase in receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (36.4)         (11.9)
     Decrease (increase) in other current assets . . . . . . . . . . . . . . . . . . . . . . .             5.9           (3.0)
     Decrease in accounts payable and accrued liabilities. . . . . . . . . . . . . . . . . . .           (26.6)         (37.3)
     Increase (decrease) in other current liabilities. . . . . . . . . . . . . . . . . . . . .            18.9            7.4
     Increase (decrease) in deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .             1.7           (1.0)
     Increase in other assets and liabilities, net . . . . . . . . . . . . . . . . . . . . . .           (14.7)          (4.6)
                                                                                                       -------         ------

     Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . . . .            97.8           70.4
                                                                                                       -------         ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (65.0)         (40.4)
  Acquisitions, net of cash acquired . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (658.3)             -
                                                                                                       -------         ------

     Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . . . . . . .          (723.3)         (40.4)
                                                                                                       -------         ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (6.1)          (8.2)
  Change in intercompany debt payable to CBI . . . . . . . . . . . . . . . . . . . . . . . . .           424.6          (25.0)
  Issuance of common shares. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           206.3              -
  Transfers from CBI, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -            3.1
                                                                                                       -------         ------

     Net cash provided (used) in financing activities. . . . . . . . . . . . . . . . . . . . .           624.8          (30.1)
                                                                                                       -------         ------

  Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . . . .             (.7)            .1
  Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . . . . .             2.1            2.3
                                                                                                       -------         ------
  Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . . . . .         $   1.4         $  2.2
                                                                                                       -------         ------
                                                                                                       -------         ------

  Supplemental cash flow information:
     Cash paid for interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  26.7         $  3.7
                                                                                                       -------         ------
                                                                                                       -------         ------

     Cash paid for income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  29.4         $ 43.6
                                                                                                       -------         ------
                                                                                                       -------         ------

See Notes to Financial Statements.

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

(1)  BACKGROUND AND BASIS OF PRESENTATION

          The Company was organized on May 8, 1998, as a wholly owned subsidiary of Cincinnati Bell Inc. ("CBI"). In the second quarter of 1998, CBI announced its intention to contribute to the Company the outstanding common shares of Cincinnati Bell Information Systems Inc. ("CBIS") and MATRIXX Marketing Inc. ("MATRIXX"). During the second quarter of 1998, CBI contributed to CBIS its interest in Cincinnati Bell Cellular Systems Inc. ("CBCS") which owns a 45% limited partnership interest in a cellular communications services provider in southwestern and central Ohio and
     northern Kentucky.   In July 1998, CBI contributed the outstanding common
     shares of CBIS and MATRIXX to the Company. Upon transfer of the common shares of CBIS and MATRIXX to the Company, the two subsidiaries became divisions of the Company doing business as the Information Management Group
     (IMG) and Customer Management Group (CMG), respectively. In August 1998, the Company sold approximately 10% of its outstanding shares to the public in an initial public offering (the "Offering"). CBI has announced its intention to distribute to its shareowners by December 31, 1998, subject to certain conditions, its remaining interest in the Company (the "Distribution").

          On August 12, 1998, the Company issued 14,950,000 common shares to the public in the Offering at a price of $15 per share less underwriting discounts and commissions of approximately $.98 per share. After deducting other expenses of the Offering, the net proceeds from the Offering, approximately $206 million, were used to repay a portion of the Company's intercompany debt payable to CBI. The Company began accumulating retained earnings on July 20, 1998, the date of the contribution of the outstanding common shares of CBIS and MATRIXX to the Company by CBI. At that same date, the amount of shareowner's net investment was transferred into additional paid-in capital.

          The consolidated financial statements reflect the results of operations, financial position, changes in shareowners' equity and cash flows of the businesses that were contributed in July 1998 to the Company by CBI as if the Company were a separate entity for all periods presented. The consolidated financial statements have been prepared using the historical basis in the assets and liabilities and historical results of operations related to the Company businesses. Additionally, the financial statements include the allocation of certain expenses relating to the Company from CBI. Management believes these allocations are reasonable. All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated.

          The liabilities of the Company include outstanding direct third-party indebtedness and the amounts of debt and related interest expense determined based upon the terms of the Plan of Reorganization and Distribution Agreement between the Company and CBI (the "Agreement"). Interest expense shown in the consolidated financial statements reflects the interest expense associated with the CBI borrowings allocated to the Company under the Agreement for each period presented using the average short-term interest rate of CBI and the interest rate associated with any direct outstanding indebtedness of the Company and its subsidiaries.

          General corporate overhead related to CBI's corporate headquarters and common support divisions has been allocated to the Company based on the ratio of the Company's revenues, assets and payroll to CBI's revenues, assets and payroll. Management believes these allocations are reasonable. However, the costs of these services charged to the Company are not necessarily indicative of the costs that would have been incurred if the Company had performed these functions as a stand-alone entity. Subsequent to the Distribution, the Company will perform these functions using its own resources or purchased services and will be responsible for the costs and expenses associated with the management of a public corporation, which are likely to be somewhat higher than the costs included herein. Additionally, income taxes are presented as if calculated on a separate tax return basis.

          The Company's financial statements include the costs incurred by the CBI pension and postretirement benefit plans for employees and retirees for whom the Company will assume responsibility. Immediately after the Distribution, the Company will establish a defined benefit pension plan for its eligible employees and actuarial calculations will be made to determine the amount of assets to be transferred from the CBI Pension Trust to the newly-formed Company plan. As the determination of the assets to be transferred to and liabilities to be assumed by the Company plan will

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

     be based on actuarial assumptions made as of the date of the Distribution, no estimate of the assets to be transferred to or liabilities to be assumed by the Company plan have been reflected in the accompanying financial statements. The amounts of any such transfers of assets or liabilities will be reflected on a net basis as an addition to or reduction of additional paid in capital.

          The financial information included herein may not necessarily reflect the consolidated results of operations, financial position, changes in shareowners' equity and cash flows of the Company in the future or what they would have been had it been a separate, stand-alone entity during the periods presented.

          The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Note 4. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The December 31, 1997 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's Form S-1 dated August 12, 1998.

(2)  EARNINGS PER SHARE

          Basic and diluted earnings per share have been calculated by dividing net income by the weighted average common shares and, if applicable, common share equivalents, that were outstanding in the respective periods. Included in the weighted average is the retroactive recognition of a share split, effective August 4, 1998, which increased the number of then outstanding common shares to 137,000,000. The dilutive effect of Company stock options that may be issued in the future to holders of CBI stock options has not been considered in the calculation of earnings per share.

(3)  CMG BUSINESS RESTRUCTURING

          In the fourth quarter of 1997, the Company approved a restructuring plan for CMG. The restructuring plan will result in the consolidation of certain operating divisions and facilities. A charge of $35.0 million was recorded which reduced net income by $23.0 million. At December 31, 1997, the restructuring reserve balance was $24.9 million. During the first nine months of 1998, CMG recorded cash expenditures of $4.1 million, primarily for severance pay, and non-cash asset writedowns of $4.6 million. The restructuring reserve had a balance of $16.2 million at September 30, 1998. Management expects the restructuring plan activities to be substantially complete by December 31, 1998 and that the remaining balance in the reserve is adequate to complete the plan.

(4)  ACQUISITIONS

          Effective February 28, 1998, CMG acquired American Transtech, Inc. and the assets of AT&T's Canadian customer care business ("Transtech") from AT&T for approximately $625 million in cash. The acquisition was accounted for under the purchase method of accounting and was financed through short-term, variable rate debt issued by CBI, which was allocated to the Company by CBI.

          In the first quarter of 1998, the Company recorded a charge of $42.6 million to expense in-process research and development costs associated with the acquisition. The amount expensed relates to two development projects at Transtech that had not reached technological feasibility at the time of the acquisition and had no alternative future use.

          The Company allocated $68.2 million of the purchase price to an eight-year contract under which the Company will provide customer management solutions services to AT&T, $11.4 million to the assembled workforce which will be amortized over a fifteen-year useful life, $4.4 million to capitalized software to be amortized over a three-year useful life and $91.0 million to the fair value of the acquired tangible net assets. The fair values of the acquired assets were determined by an independent valuation. The excess of the purchase price and acquisition costs over the fair value of the assets

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

     acquired, approximately $415 million was recorded as goodwill, which will be amortized on a straight-line basis over a thirty-year life.

          The Company is currently evaluating certain acquired contingent liabilities and its integration plan for Transtech and will incur integration liabilities, including severance pay and lease termination costs. Such liabilities will result in the recording of additional goodwill. Through September 30, 1998, the Company has accrued and paid nearly $6 million in severance, primarily for management employees, related to the integration plan for Transtech. The integration plan has not been finalized, but is awaiting determination of the facilities portion of the plan which could result in additional severance and lease termination costs. Any subsequent adjustments of estimated integration costs and acquired contingent liabilities will be reflected as adjustments to goodwill.

          The following unaudited pro forma data summarizes the combined results of operations of the Company and Transtech as though the acquisition had occurred as of the beginning of each period:

                                                                 Nine Months
                                                             Ended September 30,
                                                             -------------------
     Millions of Dollars                                       1998       1997
     -------------------                                     --------   --------
     Revenues. . . . . . . . . . . . . . . . . . . . .       $1,104.9   $1,025.0

     Net income. . . . . . . . . . . . . . . . . . . .       $   41.5   $   70.8

     Earnings per share:
        Basic. . . . . . . . . . . . . . . . . . . . .       $    .30   $    .52
        Diluted. . . . . . . . . . . . . . . . . . . .       $    .30   $    .52

          The pro forma results for 1998 include the recording of $42.6 million ($26.4 million after tax) of acquired research and development costs associated with Transtech.

          On January 8, 1998, CMG acquired the teleservices assets of Maritz, Inc. for approximately $30 million in cash. The acquisition agreement contains provisions that could increase the purchase price by up to $20 million. The acquisition was accounted for under the purchase method of accounting with resulting goodwill to be amortized over a twenty-five year life. The acquisition of Maritz did not have a material effect on the Company's results of operations during the first nine months of 1998.

(5)  TRANSACTIONS WITH CBI

          During the three and nine month periods ended September 30, 1998, the Company recognized $12.0 million and $39.5 million, respectively, in revenues resulting from billing and information systems services and customer management solutions provided to CBI and its subsidiaries. Revenues from CBI and its subsidiaries were $12.3 and $35.1 for the three and nine month periods ended September 30, 1997. The related receivables amounted to $5.5 million and $5.3 million at September 30, 1998 and December 31, 1997, respectively.

          CBI has allocated general corporate overhead expenses to the Company totaling $2.7 million and $8.0 million for the three and nine month periods ended September 30, 1998, respectively. These expenses totaled $1.9 million and $5.7 million, respectively, for the three and nine month periods ended September 30, 1997, respectively. Additionally, the Company incurred expenses for communications and other services provided by CBI and its subsidiaries of $4.0 million and $11.9 million for the nine months ended September 30, 1998 and 1997, respectively. Amounts payable to CBI and its subsidiaries for these services were $1.9 million and $1.6 million at September 30, 1998 and December 31, 1997, respectively.

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

(6)  SIGNIFICANT CUSTOMER

          Both of the Company's subsidiaries derive significant revenues from AT&T and its affiliates (AT&T) by providing billing and information systems services and customer management solutions. Revenues from AT&T were 40.6% and 37.5% of the Company's consolidated revenues for the three and nine month periods ended September 30, 1998, respectively. Revenues from AT&T for the three and nine month periods ended September 30, 1997 were 29.9% and 31.6%, respectively of the Company's consolidated revenues. Related accounts receivable from AT&T totaled $90.3 million and $54.1 million at September 30, 1998 and December 31, 1997, respectively.

(7)  CONTINGENCIES

          The Company is from time to time subject to routine complaints incidental to the business. The Company believes that the results of any complaints and proceedings will not have a material adverse effect on the Company's financial condition.

(8)  NEW ACCOUNTING PRONOUNCEMENTS

          In March 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain expenditures for software that is purchased or internally developed for use in the business. Company management believes that the prospective implementation of SOP 98-1 in 1999 is likely to result in some capitalization of software expenditures in the future.

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

(9)  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     SEGMENT INFORMATION
          The Company operates in two industry segments. The Information Management Group, is principally engaged in providing information systems and billing services to the communications and broadband services industries. The Customer Management Group, provides a full range of customer management solutions to large companies. The Company's business segment information is as follows:

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

                                                                               Three Months                 Nine Months
                                                                           Ended September 30,          Ended September 30,
                                                                          ---------------------       -----------------------
Millions of Dollars                                                        1998           1997          1998            1997
-------------------                                                       ------         ------       --------         ------
Revenues
   Information management. . . . . . . . . . . . . . . . . . . .          $147.9         $137.2       $  437.9         $401.7
   Customer management . . . . . . . . . . . . . . . . . . . . .           231.4          103.0          620.4          329.4
   Intersegment. . . . . . . . . . . . . . . . . . . . . . . . .            (9.0)          (1.7)         (15.8)          (6.1)
                                                                          ------         ------       --------         ------
                                                                          $370.3         $238.5       $1,042.5         $725.0
                                                                          ------         ------       --------         ------
                                                                          ------         ------       --------         ------
Intersegment Revenues
   Information management. . . . . . . . . . . . . . . . . . . .         $  (8.9)        $ (1.7)      $  (15.6)        $ (5.9)
   Customer management . . . . . . . . . . . . . . . . . . . . .            (0.1)             -           (0.2)          (0.2)
                                                                          ------         ------       --------         ------
                                                                          $ (9.0)        $ (1.7)      $  (15.8)        $ (6.1)
                                                                          ------         ------       --------         ------
                                                                          ------         ------       --------         ------
Special Items (1)
   Customer management . . . . . . . . . . . . . . . . . . . . .          $    -         $    -       $   42.6         $    -
                                                                          ------         ------       --------         ------
                                                                          ------         ------       --------         ------

Operating Income
   Information management. . . . . . . . . . . . . . . . . . . .          $ 28.9         $ 28.2       $   83.5         $ 76.4
   Customer management . . . . . . . . . . . . . . . . . . . . .            17.1            6.2            2.9           33.4
   Corporate and other . . . . . . . . . . . . . . . . . . . . .            (0.2)           0.1           (0.2)             -
                                                                          ------         ------       --------         ------
                                                                          $ 45.8         $ 34.5       $   86.1         $109.8
                                                                          ------         ------       --------         ------
                                                                          ------         ------       --------         ------


                                                                               Three Months                 Nine Months
                                                                           Ended September 30,          Ended September 30,
                                                                          ---------------------       -----------------------
Millions of Dollars                                                       1998           1997          1998            1997
-------------------                                                       ------         ------       --------         ------
Assets
   Information management. . . . . . . . . . . . . . . . . . . .                                      $  280.5         $264.0
   Customer management . . . . . . . . . . . . . . . . . . . . .                                         988.5          300.3
   Corporate and other . . . . . . . . . . . . . . . . . . . . .                                         103.2           72.7
                                                                                                      --------         ------
                                                                                                      $1,372.2         $637.0
                                                                                                      --------         ------
                                                                                                      --------         ------
Capital Additions (including acquisitions)
   Information management. . . . . . . . . . . . . . . . . . . .          $  9.5         $  6.0       $   31.1         $ 15.8
   Customer management . . . . . . . . . . . . . . . . . . . . .            15.3            7.5          697.0           24.6
                                                                          ------         ------       --------         ------
                                                                          $ 24.8         $ 13.5       $  728.1         $ 40.4
                                                                          ------         ------       --------         ------
                                                                          ------         ------       --------         ------
Depreciation and Amortization
   Information management. . . . . . . . . . . . . . . . . . . .          $  7.6         $  9.2       $   21.8         $ 24.8
   Customer management . . . . . . . . . . . . . . . . . . . . .            20.2            6.7           50.7           19.5
                                                                          ------         ------       --------         ------
                                                                          $ 27.8         $ 15.9       $   72.5         $ 44.3
                                                                          ------         ------       --------         ------
                                                                          ------         ------       --------         ------

(1) The special item for acquired research and development costs is included in research and development costs in the Condensed Consolidated Statements of Income.

     Certain corporate administrative expenses have been allocated to segments
     based upon the nature    of the expense.  Assets are those assets used in
     the operations of the segment.

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

GEOGRAPHIC INFORMATION
          The following table presents certain information regarding the Company's domestic and international operations:

                                                                               Three Months                 Nine Months
                                                                           Ended September 30,          Ended September 30,
                                                                          ---------------------       -----------------------
Millions of Dollars                                                        1998           1997          1998            1997
-------------------                                                       ------         ------       --------         ------
   Revenues
       United States . . . . . . . . . . . . . . . . . . . . . .          $337.8         $215.3       $  953.3         $650.2
       International . . . . . . . . . . . . . . . . . . . . . .            32.5           23.2           89.2           74.8
                                                                          ------         ------       --------         ------
                                                                          $370.3         $238.5       $1,042.5         $725.0
                                                                          ------         ------       --------         ------
                                                                          ------         ------       --------         ------

   Operating Income
       United States . . . . . . . . . . . . . . . . . . . . . .          $ 44.4         $ 33.7       $   82.7         $106.1
       International . . . . . . . . . . . . . . . . . . . . . .             1.4            0.8            3.4            3.7
                                                                          ------         ------       --------         ------
                                                                          $ 45.8         $ 34.5       $   86.1         $109.8
                                                                          ------         ------       --------         ------
                                                                          ------         ------       --------         ------

   Assets
       United States . . . . . . . . . . . . . . . . . . . . . .                                      $1,271.2         $555.9
       International . . . . . . . . . . . . . . . . . . . . . .                                         101.0           81.1
                                                                                                      --------         ------
                                                                                                      $1,372.2         $637.0
                                                                                                      --------         ------
                                                                                                      --------         ------


                        MANAGEMENT DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND


     The consolidated financial statements of the Company reflect the results of operations, financial position and cash flows of the businesses contributed to the Company by CBI and have been carved-out from the financial statements of CBI using the historical results of operations and the historical basis of the assets and liabilities of the businesses. Management believes that the assumptions made in preparing the consolidated financial statements of the Company on a carve-out basis are reasonable.

     The financial information included herein, however, may not necessarily reflect the results of operations, financial position and cash flows of the Company in the future or what the result of operations, financial position or cash flows would have been had the Company been a separate stand-alone entity during the periods presented. The financial information included herein does not reflect the changes that will occur in the funding of the Company as a result of the distribution. In this regard, the Company is likely to incur somewhat higher interest expense once it obtains external financing. In addition, certain employees of the Company have participated in CBI's defined benefit pension plans and its medical benefit plans, including plans that provide medical benefits for retirees. When the Distribution occurs, the Company will establish its own employee and retiree benefit plans, will assume responsibility for certain benefits for employees that have retired from IMG and CMG and will receive assets from CBI's plans. However, the Company and CBI have not finalized the calculation of the allocation of the assets of the CBI benefit plans between CBI and the Company. In addition, when the Company establishes its benefit plans, it may provide different benefits and may have different administrative expenses than those of the CBI plans. Accordingly, the labor costs included herein should not be viewed as necessarily indicative of the labor costs to be incurred by the Company subsequent to the Distribution. Management will evaluate opportunities to change the operations of the businesses as warranted to improve efficiency and client focus. These changes could include the combination of certain business activities currently performed by IMG and CMG and could lead to a charge to earnings later in 1998 or in early 1999.

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

CONSOLIDATED OVERVIEW
THREE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1997
     The Company's revenues for the third quarter of 1998 totaled $370.3 million, an increase of $131.8 million (55%) from $238.5 million in the third quarter of 1997. The acquisitions of Transtech and Maritz contributed approximately $111 million to the quarterly revenue increase, with the remaining increase attributable to growth in existing operations.

     The Company's operating expenses for the third quarter of 1998 totaled $324.5 million, an increase of $120.5 million (59%) from $204.0 million in the third quarter of 1997. The acquisitions of Transtech and Maritz contributed approximately $104 million to this increase. Expenses associated with the Company's Year 2000 programming efforts also contributed to the operating expense increase, growing to $7.2 million in the third quarter of 1998 from $3.3 million in the third quarter of 1997. The remaining operating expense increases were largely the result of increased business volume in the Company's operating segments.

     The Company's operating income for the third quarter of 1998 was $45.8, an increase of $11.3 (33%) from $34.5 million in the third quarter of 1997. Excluding the $3.9 million increase in Year 2000 programming costs, the Company's operating income for the third quarter of 1998 increased $15.2 million (44%).

     Other income (expense), net decreased to $4.4 million in the third quarter of 1998 from $6.9 million in the third quarter of 1997, reflecting $2.0 million in interest income recognized in the third quarter of 1997 resulting

                        MANAGEMENT DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

from the settlement of federal tax audits of CBI's consolidated tax returns for 1989 through 1994. Cellular partnership earnings, which are included in other income (expense), net, were $4.6 million in the third quarter of 1998 as compared to $4.5 million in the third quarter of 1997. Interest expense increased to $9.1 million in the third quarter of 1998 from $1.6 million in the third quarter of 1997, as a result of incremental borrowings to finance the acquisitions of Transtech and Maritz. The effective income tax rate for the third quarter of 1998 increased to 37.8% from 33.9% in the third quarter of 1997 reflecting the 1997 settlement of federal tax audits of CBI's consolidated returns for 1989 through 1994 which resulted in the recognition of $2.4 million in tax benefit in the third quarter of 1997. Net income for the third quarter of 1998 was $25.6 million or $.18 per share as compared to $26.3 million or $.19 per share. The $3.9 million increase in Year 2000 programming costs decreased net income by $2.4 million or $.02 per share.

NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1997
     The Company's revenues for the first nine months of 1998 were $1,042.5 million, an increase of $317.5 (44%) from $725.0 million in the first nine months of 1997. The acquisitions of Transtech and Maritz contributed approximately $261 million to the revenue increase in the first nine months of 1998.

     The Company's operating expenses for the first nine months of 1998, excluding a first quarter 1998 special item, totaled $913.8 million, an increase of $298.6 million (49%) from $615.2 million for the first nine months of 1997. The acquisitions of Transtech and Maritz contributed approximately $250 million to this increase. Year 2000 programming costs increased to $20.7 million in the first nine months of 1998 from $5.4 million in the first nine months of 1997.

     Operating income, excluding a first quarter 1998 special item, was $128.7 million in the first nine months of 1998, an increase of $18.9 million (17%) from $109.8 million in the first nine months of 1997. The Company recorded a special item of $42.6 million ($26.4 million after tax) in the first quarter of 1998 to expense in-process research and development costs associated with the acquisition of Transtech. The $18.9 million increase in operating income, excluding the special item, was achieved despite the $15.3 million increase in Year 2000 costs. Including the special item, the Company's operating income for the first nine months of 1998 was $86.1 million.

     Other income (expense), net for the first nine months of 1998 was $15.9 million which compares to $16.6 million in the first nine months of 1997 as increased cellular partnership earnings were offset by the effect of the recognition of interest income associated with federal tax audit settlements in 1997. Interest expense increased to $26.7 million for the first nine months of 1998 from $3.7 million for the first nine months of 1997, reflecting interest associated with acquisitions. The Company's effective tax rate was 37.7% for the first nine months of 1998 as compared to 33.7% in the first nine months of 1997, reflecting the federal tax audit settlements which occurred in 1997. Excluding the first quarter 1998 special item, net income for the first nine months of 1998 was $73.3 million or $.52 per share as compared to $81.4 million or $.59 per share for the first nine months of 1997. Including the special item, net income for the first nine months of 1998 was $46.9 million or $.34 per share. The $15.3 million increase in Year 2000 costs decreased net income by $9.5 million or $.07 per share.

     The Company's results for both the third quarter and first nine months of 1998 were adversely impacted by lower than anticipated revenues from AT&T under the contract associated with the acquisition of Transtech. In connection with the acquisition of Transtech, the Company entered into an eight-year contract to provide customer management services to AT&T. During the first three years of the contract, AT&T has committed to outsource $300 million in customer management services to CMG in each year. Subject to certain exceptions, if there is a shortfall to the revenue commitment, AT&T must pay 40% of the shortfall to the Company. Revenues from AT&T under that contract totaled
approximately $65 million for the third quarter of 1998.   AT&T has provided
assurances that it plans to meet its requirements under the contract and Company management is actively monitoring and evaluating progress towards the requirement.

                        MANAGEMENT DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INFORMATION MANAGEMENT

                                                                  Three Months                            Nine Months
                                                               Ended September 30,                     Ended September 30,
                                                      ------------------------------------    ------------------------------------
($ Millions)                                           1998      1997      Change       %      1998      1997      Change       %
                                                      ------    ------     -----       ----   ------    ------     -----       ----
Revenues:
    Information processing . . . . . . . . .          $ 88.9    $ 85.8     $ 3.1         4    $266.9    $238.8     $28.1        12
    Professional and consulting. . . . . . .            33.0      30.6       2.4         8     103.8      96.8       7.0         7
    License and other. . . . . . . . . . . .             6.7       6.2       0.5         8      19.8      19.6       0.2         1
    International. . . . . . . . . . . . . .            10.4      13.0      (2.6)      (20)     31.8      40.6      (8.8)      (22)
    Intercompany services for CMG. . . . . .             8.9       1.6       7.3         -      15.6       5.9       9.7         -
                                                      ------    ------     -----              ------    ------     -----
       Total revenues. . . . . . . . . . . .           147.9     137.2      10.7         8     437.9     401.7      36.2         9

Costs of products and services . . . . . . .            75.5      64.1      11.4        18     221.4     194.9      26.5        14
Selling, general and administrative
    expenses . . . . . . . . . . . . . . . .            15.5      16.1      (0.6)       (4)     49.7      48.6       1.1         2
Research and development costs . . . . . . .            15.3      16.6      (1.3)       (8)     46.8      51.8      (5.0)      (10)
Depreciation and amortization. . . . . . . .             7.7       9.2      (1.6)      (17)     21.8      24.9      (3.1)      (12)
Year 2000 programming costs. . . . . . . . .             5.0       3.0       2.0        67      14.7       5.1       9.6         -
                                                      ------    ------     -----              ------    ------     -----
       Total costs . . . . . . . . . . . . .           119.0     109.0      10.0         9     354.4     325.3      29.1         9
                                                      ------    ------     -----              ------    ------     -----

Operating income . . . . . . . . . . . . . .          $ 28.9    $ 28.2     $ 0.7         3    $ 83.5    $ 76.4     $ 7.1         9

THREE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1997
     Revenues for the Company's information management segment were $147.9 million for the third quarter of 1998, an increase of $10.7 million (8%) from $137.2 million in the third quarter of 1997. Billing and related information processing revenues increased to $88.9 million in the third quarter of 1998 from $85.8 million in the third quarter of 1997, primarily as a result of growth in wireless billing services. IMG's wireless billing clients' subscriber levels increased 26% in the quarter from levels in the third quarter of 1997. The increase in billing and related information processing revenues was partially offset by a decline in the number of subscribers for whom IMG bills the long distance portion of wireless calls. This decline has resulted from a client's loss of wireless long distance market share to competitors. Additionally, the increase in IMG's information processing revenues was partially offset by contractual rate reductions triggered by certain clients' higher subscriber levels. IMG's professional and consulting service revenues increased to $33.0 million in the third quarter of 1998 from $30.6 million in the third quarter of 1997. This increase was primarily attributable to growth in such services for cellular and personal communication services (PCS) clients, which was partially offset by reduced enhancement requests from certain other wireless clients. IMG's license and other revenues were $6.7 million in the third quarter of 1998 as compared to $6.2 million in the third quarter of 1997. IMG's international revenues decreased $2.5 million in the third quarter of 1998 from the third quarter of 1997, reflecting the winding down of two long-term international contracts. IMG's intercompany revenues for services provided to CMG increased by $7.3 million over the third quarter of 1997, principally as a result of IMG providing the processing services supporting CMG's Transtech operations beginning in June 1998.

     IMG's costs and expenses were $119.0 million in the third quarter of 1998, an increase of $10.0 million (9%) over $109.0 million in the third quarter of 1997. The increase was principally the result of increased direct costs associated with higher revenues, the direct costs of performing processing for CMG's Transtech operations, additional labor costs, data center upgrade costs and higher bill finishing costs. Labor cost increases included the effect of higher wage rates, particularly for software professionals. The remainder of IMG's cost increases were attributable to the increase in Year 2000 programming costs to $5.0 million in the third quarter of 1998 from $3.0 million in the third quarter of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1997
     IMG's revenues for the first nine months of 1998 were $437.9 million, an increase of $36.2 million (9%) from $401.7 million in the first nine months of 1998. Billing and related information services revenues increased to $266.9 million in the first nine months of 1998 from $238.8 million in the first nine months of 1997.

                        MANAGEMENT DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This increase was driven by clients' wireless subscriber growth of 26%, partially offset by a reduction in the number of clients' subscribers for whom IMG bills the long distance portion of cellular calls. The increase in IMG's information processing revenues was also partially offset by contractual rate reductions triggered by certain clients' higher subscriber levels. Professional and consulting revenues for the first nine months of 1998 increased to $103.8 million from $96.8 million in the first nine months of 1997, reflecting an increase in services for PCS clients which was partially offset by reduced enhancement requests from certain other wireless clients. IMG's license and other revenues were $19.8 million in the first nine months of 1998 and $19.6 million in the first nine months of 1997. International revenues decreased $8.8 million in the first nine months of 1998 from the first nine months of 1997, reflecting the winding down of two international contracts. IMG's intercompany revenues for the first nine months of 1998 increased primarily because of IMG's processing for CMG's Transtech operations, which began in June 1998.

     IMG's costs and expenses for the first nine months of 1998 were $354.4 million, an increase of $29.1 million (9%) from $325.3 million in the first nine months of 1997. Excluding the increase of Year 2000 programming costs to $14.7 million in the first nine months of 1998 from $5.1 million in the first nine months of 1997, costs and expenses grew at a rate of 6% over the first nine months of 1997. Higher direct costs of providing services, including increases related to the information processing for CMG's Transtech operations, additional headcount, data center upgrades, client-specified development efforts, increased bill finishing costs and higher wage rates, particularly for software professionals, led to the increase.

CUSTOMER MANAGEMENT

                                                                  Three Months                            Nine Months
                                                               Ended September 30,                     Ended September 30,
                                                      ------------------------------------    ------------------------------------
($ Millions)                                           1998      1997      Change       %      1998      1997      Change       %
                                                      ------    ------     -----       ----   ------    ------     -----       ----
Revenues:
   Dedicated services. . . . . . . . . . . .          $177.2    $ 62.2    $115.0       185    $460.4    $181.8    $278.6       153
   Traditional services. . . . . . . . . . .            46.2      34.7      11.5        33     135.8     126.5       9.3         7
   International . . . . . . . . . . . . . .             8.0       6.1       1.9        31      24.2      21.1       3.1        15
                                                      ------    ------    ------       ----   ------    ------    ------       ----
       Total revenues. . . . . . . . . . . .          $231.4    $103.0    $128.4       125    $620.4    $329.4    $291.0        88

Costs of products and services . . . . . . .           143.1      64.8      78.3       121     387.8     203.9     183.9        90
Selling, general and administrative. . . . .
  expenses . . . . . . . . . . . . . . . . .            40.0      23.8      16.2        68     114.4      68.7      45.7        67
Research and development costs . . . . . . .             8.9       1.1       7.8         -      16.0       3.6      12.4         -
Depreciation and amortization. . . . . . . .            20.1       6.8      13.3       196      50.7      19.5      31.2       160
Year 2000 programming costs. . . . . . . . .             2.2        .3       1.9         -       6.0        .3       5.7         -
Special items:
   Acquired research and
    development costs. . . . . . . . . . . .               -         -         -         -      42.6         -      42.6         -
                                                      ------    ------    ------       ----   ------    ------    ------       ----
       Total costs . . . . . . . . . . . . .           214.3      96.8     117.5       121     617.5     296.0     321.5       109
                                                      ------    ------    ------       ----   ------    ------    ------       ----

Operating income (loss). . . . . . . . . . .          $ 17.1    $  6.2    $ 10.9       176    $  2.9    $ 33.4    $(30.5)      (91)

THREE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1997
     Revenues for the Company's customer management segment, CMG, were $231.4 million in the third quarter of 1998, an increase of $128.4 million (125%) from $103.0 million in the third quarter of 1997. The acquisitions of Transtech and Maritz, which occurred in the first quarter of 1998, contributed approximately $111 million to this increase. Excluding acquisitions, CMG's revenues grew by approximately 17% over the third quarter of 1997. Dedicated services revenues (typically longer-term relationships where CMG provides value-added customer service, technical support and sales account management primarily through personnel dedicated to a specific client) increased by approximately $115 million, including most of the revenues contributed by the two first quarter 1998 acquisitions. Traditional campaign-based teleservices revenues reflected a strong recovery for this portion of the business as these revenues grew by
approximately 33% over the third quarter of 1997.   Excluding acquisitions,
CMG's international revenues increased $1.9 million in the third quarter of 1998 over levels in the third quarter of 1997.

                        MANAGEMENT DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CMG's costs and expenses were $214.3 million in the third quarter of 1998, an increase of $117.5 million (121%) from $96.7 million in the third quarter of 1997. The acquisitions of Transtech and Maritz contributed approximately $104 million to this increase. Included in the increase resulting from the two acquisitions was approximately $6 million in goodwill and other intangible amortization relating to the two acquired businesses and the majority of CMG's increased research and development costs. The remaining increase of approximately $14 million included higher direct cost levels associated with higher revenue and higher research and development costs associated with system development projects in the traditional teleservices business and a $1.9 million increase in Year 2000 programming costs.

NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1997
     CMG's revenues for the first nine months of 1998 were $620.4 million, an increase of $291.0 million (88%) from $329.4 million in the first nine months of 1997. The acquisitions of Transtech and Maritz contributed approximately $261 million to the increase. The remaining increase of approximately $30 million was principally attributable to increased dedicated services revenues which grew by approximately $18 million, in comparison to the same period in 1997, excluding acquisitions. Traditional teleservices revenues increased approximately $9 million in the first nine months of 1998 from the first nine months of 1997, reflecting the strong recovery in these revenues in the third quarter of 1998. Excluding acquisitions, CMG's international revenues increased $3.1 million in the first nine months of 1998 over levels in the first nine months of 1997.

     CMG's costs and expenses for the first nine months of 1998, excluding a first quarter special item, were $574.9 million, an increase of $278.9 million (94%) from $296.0 million in the first nine months of 1997. The acquisitions of Transtech and Maritz contributed approximately $250 million to this increase, including approximately $14 million in additional goodwill and other intangible amortization. The remaining increase of approximately $28 million reflects additional direct costs associated with higher revenues, including higher personnel costs, equipment depreciation expenses and facility lease expenses. Higher wage rates also contributed to the expense increase. Year 2000 programming costs totaled $6.0 million during the first nine months of 1998 compared to $.3 million during the first nine months of 1997.

     In connection with the Transtech acquisition, CMG expensed $42.6 million of acquired in-process research and development costs in the first quarter of 1998. The amount expensed was determined through an independent valuation that the Company used to allocate the Transtech purchase price to the acquired assets. The $42.6 million relates to two ongoing development projects at Transtech that had not reached technological feasibility at the time of the acquisition and had no alternative future use. The Company intends to continue both of these development projects. One of these projects was the development of proprietary technology for Transtech's employee care business offering. The other project involved the development of technology to provide billing detail to clients' customers that would allow those customers to manipulate and analyze the billing information. The Company expects the employee care proprietary technology project to be completed later in 1998. Management believes this project will be successfully completed. The billing technology project has been delayed based upon management's view of very recent changes in the demand for the technology in the Company's market.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
     The Company's businesses have historically required cash for expansion, business development, acquisitions and working capital. These cash requirements have been funded from the Company's operating cash flows as well as funds provided by CBI. Operating cash flows have generally been sufficient to fund the Company's cash needs, other than for acquisitions. The acquisitions of Transtech and Maritz in the first quarter of 1998 required approximately $660 million in cash and approximately $55 million in working capital, which has been financed through short-term debt issued by CBI and allocated to the Company.
The $206 million in net proceeds from the Offering and cash flows from operations were used to repay a portion of this intercompany indebtedness during the third quarter of 1998.

     Until the earlier of the date that the Company arranges its own external financing or the date of the Distribution, the Company's principal source of external funds will be its intercompany financing arrangement with CBI, which is expected to continue to be funded by CBI through commercial paper borrowings. The

                        MANAGEMENT DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company pays interest on its intercompany borrowings at an interest rate equal to CBI's average short-term borrowing cost. Prior to the Distribution, the Company intends to obtain its own external financing. Although the Company believes it will have little difficulty in obtaining external financing on acceptable terms, no assurance can be given in this regard. The weighted average interest rate at which the Company borrows may be higher when it obtains financing independently.

     Cash provided by operating activities was $97.8 million for the first nine months of 1998 compared to $70.4 million for the same nine months of 1997. The Transtech and Maritz acquisitions in the first quarter of 1998 required a significant use of cash to finance post-acquisition working capital needs, as accounts receivable for both acquired entities increased, as expected, from the levels at the acquisition date. Excluding the approximately $55 million in cash used to finance post-acquisition working capital needs, cash provided by operating activities for the first nine months of 1998 would have been approximately $153 million. Capital expenditures were the other principle use of cash during the first nine months of 1998. Excluding acquisitions, capital expenditures for the first nine months of 1998 were $65 million, up $25 million from the first nine months of last year. The Transtech and Maritz acquisitions involved approximately $660 million in capital spending.

BALANCE SHEET
     The $85.1 million increase in accounts receivable from December 31, 1997 to September 30, 1998 was largely attributable to receivables associated with the acquired operations of Transtech and Maritz. The decrease in deferred income taxes was principally the result of the payment of 1997 bonuses during the first quarter of 1998. Increases in property, plant and equipment, goodwill and other intangibles, intercompany debt payable to CBI and payables and other current liabilities, were primarily caused by the acquisitions of Transtech and Maritz. The increase in deferred charges (benefits) and other current assets was principally the result of the $16.2 million deferred tax benefit associated with the expensing of $42.6 million in research and development costs associated with Transtech.

YEAR 2000 PROGRAMMING
     As a part of CBI's Year 2000 compliance efforts, the Company initiated a program in 1996 to identify and address issues associated with the ability of its date-sensitive information and business systems and equipment to recognize the Year 2000 properly. The purpose of this effort is to avoid interruption of the operation of these systems as a result of the century change on January 1, 2000. Given the reliance of the Company on its information and business systems, this is a significant effort for the Company. The Company incurred $20.7 million in expenses during the first nine months of 1998 in order to prepare its software and systems for the Year 2000. The estimate for total Year 2000 programming costs in 1998 is in a range of $25 million to $30 million, with costs thereafter, principally during 1999, estimated in the range of $10 million to $15 million. These expenses will materially reduce earnings and cash flows from operations accordingly.

     A steering committee chaired by the Company's Chief Executive Officer and composed of upper-level management personnel, has set the direction for, and monitored the activity of, Cincinnati Bell's and Convergys' Year 2000 Program Management Office. The Program Management Office's responsibility is to make CBI and Convergys Year 2000 compliant. In addition to the internal Year 2000 activities, the Program Management Office is communicating with vendors and clients with which the Company's systems interface or upon which the Company's systems rely to determine their progress toward Year 2000 compliance.

     IMG's goal is to have its data centers, software and other information technology systems Year 2000 compliant and tested by June 30, 1999. IMG's efforts are proceeding in accordance with its plans and are on track to achieve this goal. Additionally, the Year 2000 efforts for several IMG systems have moved into the testing phase to verify that the modifications made to the systems had been effective in making the systems Year 2000 compliant. While work continues with system modifications and testing, IMG has also begun its efforts to plan its procedures for the date of the millennium change.

     CMG's goal is to have its call centers, software, telecom equipment and other information technology systems Year 2000 compliant by June 30, 1999. The
majority of CMG's individual Year 2000 projects are on schedule.   Additionally,
the Year 2000 efforts for several CMG projects have also moved into the testing phase.

                        MANAGEMENT DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company maintains business continuity plans to limit the disruptions to its operations that may result from a variety of occurrences. As part of its Year 2000 efforts, the Company is updating its business continuity plans to assure that they adequately address Year 2000 issues that might arise. Although the Company anticipates minimal business disruption as a result of the century change, if the Company were to be unsuccessful in readying its software and systems for the Year 2000 or preparing adequate plans to avoid business interruption that could result from the century change, this would have a material adverse impact on the Company and its client relationships. This material adverse impact could include the inability of IMG to process bills and other transactions for its clients' customers in a timely manner, which could lead to the incurrence of contractual penalties which could be material. Similarly, this adverse effect could include disruptions to CMG's ability to appropriately handle client call volumes, which could also lead to contractual penalties which could be material. The failure of one of the Company's significant clients or suppliers to modify its systems for the Year 2000 successfully or to provide the appropriate business continuity planning also could have an adverse impact on the Company as the Company is, to a certain extent, dependent on the success of its clients in their markets. Additionally, the failure of one of the Company's significant suppliers to modify its systems for the Year 2000 could also lead to client service disruptions that would have a material adverse effect on the Company.

MARKET RISK
     The Company is exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. Interest rate and foreign currency risks have historically been managed on a centralized basis by CBI. It has been CBI's policy to enter into interest rate and foreign currency transactions only to the extent considered necessary to meet its objectives.
CBI has not entered into interest rate or foreign currency transactions for speculative purposes. The acquisition of Transtech in the first quarter of 1998 has significantly increased the Company's exposure to interest rate risk. The Company's foreign currency exposures were immaterial at September 30, 1998.

     The Company's exposure to interest rate risk results from its variable rate short-term intercompany debt payable to CBI. At September 30, 1998, the Company had approximately $478 million in intercompany debt payable to CBI bearing interest at a variable rate, which is equal to CBI's average short-term borrowing rate. Prior to the Distribution, the Company intends to obtain its own external financing. The weighted average interest rate at which the Company borrows may be higher when it obtains financing independently. Based upon the Company's level of indebtedness at September 30, 1998, a one percentage point increase in the weighted average interest rate would increase the Company's annual interest expense by approximately $4.8 million.

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

BUSINESS OUTLOOK

INFORMATION MANAGEMENT      IMG continues to rely on a few large clients for
most of its revenue. IMG's top three clients accounted for 60% of its revenues for the first nine months of 1998. IMG maintains multi-year contracts with its clients, but some contracts have early termination clauses. IMG may renegotiate one or more major contracts in 1998 which could involve exchanging lower prices for longer contract terms and broader relationships. Any reduction in prices would negatively impact future results. Additionally, one IMG client representing approximately 11% of IMG's year-to-date 1998 revenues was recently acquired by one of IMG's competitors. The related contract extends through 2006 and does not provide for early termination without an IMG incurred breach. It was also announced in the second quarter of 1998 that another IMG client representing approximately 9% of IMG's year-to-date 1998 revenues intends to be acquired by another company. IMG and the client have signed a binding letter of intent which is intended to expand into a contract that is expected to run through 2004.

     A significant amount of IMG's growth is directly related to increased wireless subscribers in the domestic marketplace. While that trend has continued in the first nine months of 1998, if the domestic wireless industry growth rate declines in the future, IMG's ability to grow revenues and earnings could be adversely affected. Additionally, certain international network-management systems development efforts have been reduced as long-term contracts have reached completion.

                        MANAGEMENT DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CUSTOMER MANAGEMENT

     CMG's top three clients accounted for 50% of its revenues for the first nine months of 1998 up from 34% for the same period in 1997. Loss of any significant contracts would have an adverse effect on its revenues and profits. CMG must continue to win new contracts and grow its business with existing clients in a competitive market that has current excess capacity in its call centers. The acquisition of Transtech has increased the portion of CMG's revenues from its top three clients, but the related eight-year customer management agreement with AT&T helps reduce the risk of loss for that portion of the business. However, significant quarterly fluctuations may still occur.

     In the fourth quarter of 1997, CMG initiated a restructuring plan to respond to increased competition and the softness in the market for traditional
teleservices that began to impact the business in the second half of 1997.   CMG
continues to move aggressively to complete its restructuring program, including reducing its workforce and closing certain facilities. Implementation of the restructuring plan is expected to be substantially complete by the end of 1998. When fully implemented, the plan is expected to reduce costs by over $10 million from the levels that would have been experienced had the planned restructuring activities not occurred. The Company also is moving forward with the integration of Transtech which has resulted in workforce reductions, and is currently evaluating its facilities integration plan for Transtech.

BUSINESS DEVELOPMENT
     The Company continues to review opportunities for acquisitions and divestitures for its businesses to enhance shareowner value.

                            PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          The following is filed as an Exhibit to Part I of this Form 10-Q:

          Exhibit
          Number
          -------
          27        Financial Data Schedule
          99        Employee Benefits Agreement between Cincinnati Bell Inc. and
                    Convergys Corporation

     (b)  Reports on Form 8-K

          Form 8-K, date of report September 2, 1998, reported the new management teams of Convergys Corporation and Cincinnati Bell Inc. This announcement was made in anticipation of the planned separation of the two companies by December 31, 1998.

                                     SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  Convergys Corporation





Date: November 16, 1998                           /s/ Steven G. Rolls
                                                  ------------------------------
                                                  Steven G. Rolls
                                                  Chief Financial Officer