Form 10-K
period 1998-12-31
CONVERGYS CORP
filed 1999-03-29
CIK 1062047

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                      --------------------------------

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______ to _______

                          Commission file number 1-4379

                             CONVERGYS CORPORATION

       An Ohio       I.R.S. Employer
     Corporation     No. 31-1598292

                201 East Fourth Street, Cincinnati, Ohio 45202
                        Telephone Number 513 723-7000

                   --------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
        Title of each class                               on which registered
        -------------------                              ---------------------
Common Shares (no par value)                            New York Stock Exchange
Series A Preferred Share Purchase Rights                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

                --------------------------------------------------

     At February 26, 1999, there were 152,117,096 common shares outstanding.

     At February 26, 1999, the aggregate market value of the voting shares owned by non-affiliates was $2,597,694,823.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                   -------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's annual report to security holders for the fiscal year ended December 31, 1998 (Parts I, II and IV)

(2) Portions of the registrant's definitive proxy statement dated March 12, 1999 issued in connection with the annual meeting of shareholders (Part III)

                                TABLE OF CONTENTS

                                     PART I

 ITEM                                                                    PAGE
 ----                                                                    ----
   1.  Business.........................................................   1

   2.  Properties.......................................................  13

   3.  Legal Proceedings................................................  13

   4.  Submission of Matters to a Vote of the Security Holders..........  13

                                    PART II

   5.  Market for the Registrant's Common Equity and Related Security
       Holder Matters...................................................  16

   6.  Selected Financial Data..........................................  16

   7.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations........................................  16

  7a.  Quantitative and Qualitative Disclosure about Market Risk........  16

   8.  Financial Statements and Supplementary Data......................  16

   9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  16

                                   PART III

  10.  Directors and Executive Officers of Registrant...................  16

  11.  Executive Compensation...........................................  16

  12.  Security Ownership of Certain Beneficial Owners and Management...  16

  13.  Certain Relationships and Related Transactions...................  16

                                    PART IV

  14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K..  17

See page 14 for Executive Officers of the Registrant.

              PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
                       SAFE HARBOR CAUTIONARY STATEMENT

This report and the documents incorporated by reference herein contain "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of Convergys Corporation (the Company) are forward-looking statements. These statements discuss potential risks and uncertainties and, therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Important factors that may affect these projections or expectations include, but are not limited to: changes in the overall economy; changes in competition in markets in which the Company operates; changes in the regulatory environment in which the Company's customers operate; changes in the demand for the Company's services; failure of the Company to achieve Year 2000 compliance; and consolidation within the industries in which the Company's customers operate.

                                    PART I

ITEM I.  BUSINESS

GENERAL

Convergys Corporation (the Company) is a leading provider of outsourced information and customer management solutions. The Company focuses on developing long-term strategic relationships with clients in customer-intensive industries including telecommunications, cable, cable telephony, satellite broadcasting, Internet services, utilities, technology, financial services, consumer products, healthcare and direct marketing. The breadth of the Company's service offerings enables it to serve as the interface for all phases of a client's billing or customer management needs. By providing value-added solutions through long-term relationships, the Company has developed a large base of recurring revenues with its largest clients.

The Company serves its client base through its two operating subsidiaries: (i) Information Management Group (IMG), which provides outsourced billing and information services; and (ii) Customer Management Group (CMG), which provides outsourced marketing and customer support services to large companies. For certain clients, IMG and CMG jointly provide a full range of billing and customer management solutions. The Company's strategy is to more fully integrate the strengths of IMG and CMG to provide next generation customer management solutions -- customer relationship management.

Historically, the business of the Company was conducted through two subsidiaries of Cincinnati Bell Inc. (CBI), Cincinnati Bell Information Systems Inc. (CBIS) and MATRIXX Marketing Inc. (MATRIXX). Following a plan of distribution announced on April 27, 1998, the Company was formed as a wholly-owned subsidiary of CBI on May 8, 1998. In July 1998, CBI contributed the outstanding shares of CBIS and MATRIXX to the Company and CBIS and MATRIXX became the IMG and CMG, respectively. CBI also contributed to the Company its 45% limited partnership interest in a cellular communications services provider in southwestern Ohio and northern Kentucky (the Cellular Partnership). On August 13, 1998 approximately 10% of the common shares of the Company were issued to the public and on December 31, 1998, the remaining shares held by CBI were distributed to CBI shareowners.

The Company is incorporated under the laws of Ohio and has its principal executive offices at 201 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 723-7000.)

INDUSTRY OVERVIEW

Due to a broad combination of factors, including advances in technology, globalization and deregulation, many markets are experiencing increased competition. As a result, billing and customer management solutions, which utilize software based information processing systems and services to identify, attract and retain customers, have become a strategic imperative for companies seeking to remain competitive. Technological advances, such as relational databases and predictive behavior software, are making it possible for companies to analyze their customers' behavior and design products or marketing programs which address specific customer needs or tendencies. Convergys is the only company in its industry to realize the value of combining and customizing billing and customer service operations to provide end-to-end solutions that deliver true competitive advantage for its clients. In addition, particularly in highly competitive industries such as telecommunications, it is critical to have robust systems and software that enable companies to respond rapidly to changes in the market. However, such system requirements are increasing the costs and complexity of maintaining in- house billing and customer management systems. Additionally, with rapid technological change, companies are facing increased pressure to either invest heavily in technology or seek an outsourcing solution to deliver high quality billing and customer management. Many companies lack the in-house expertise to efficiently collect, analyze and respond to the types of information that can be captured with each customer interaction, which has resulted in outsourcing of billing and customer management solutions as a strategic management tool.

The Company believes that the growth of customer management outsourcing will continue as companies focus on their core competencies and seek to benefit from the advantages that outsourcing companies can provide, including: (i) expertise to target, acquire and retain customers effectively; (ii) cost savings resulting from economies of scale achieved by operating large data processing facilities or customer service centers; (iii) technologically advanced systems and software which enable rapid competitive response; and (iv) improved time-to-market for new products, services or marketing programs.

COMPETITIVE STRENGTHS

The Company believes that it has developed strengths that position it to compete effectively for outsourcing opportunities. These competitive strengths include its:

  FOCUS ON STRATEGIC RELATIONSHIPS WITH TARGETED INDUSTRY LEADERS

The Company has developed strategic relationships with leading companies in the telecommunications, technology, financial services and consumer product industries. Such relationships have enabled the Company to become an integral component of its clients' customer management processes, often including participation in the clients' internal planning and operating meetings. Long-term strategic relationships enable the Company to grow as its clients grow, develop significant industry-specific expertise and establish recurring revenue streams. The Company's success in establishing these strategic relationships is reflected in the nature of its relationships with its major clients. IMG's top seven clients, with relationships averaging over ten years, each provided at least $24 million in revenues in 1998. CMG's top ten clients, with relationships averaging over six years, each provided at least $13 million in revenues in 1998.

  BREADTH OF VALUE-ADDED SERVICES

The Company provides a broad array of information and customer management services including dedicated customer service, technical support, sales account management and high volume consumer response, coupled with support services such as market research, database management, interactive voice response and Internet capabilities. By bundling these capabilities, the Company can serve as a single source solution for the entire range of a client's billing and customer management needs. The Company attempts to differentiate itself by providing best in class performance in each of these areas and addressing the most complex billing and customer management needs.

  SIZE AND SCALE TO DELIVER COST-EFFECTIVE SOLUTIONS AND HANDLE LARGE PROGRAMS

As the leading provider of outsourced information and customer management solutions in North America, the Company leverages its purchasing power and spreads its significant research and development expenditures over a large client base, thereby enabling it to develop and deliver cost-effective solutions. Today its data centers produce over one million bills each day and the Company fields more than one million calls each day from its more than 30 call centers and approximately 16,000 workstations. The Company has the size and breadth of experience to design, develop and implement large-scale, complex information and customer management solutions that provide superior value to its clients.

  TECHNOLOGICAL EXPERTISE

With approximately 2,000 software professionals, the Company can provide significant technical resources to develop customized solutions for its clients. The Company spent nearly $82 million on existing and new technologies and systems in 1998, and intends to continue its commitment to research and development in order to enhance its ability to offer clients innovative design, development and implementation of complex, scalable customer management solutions.

GROWTH STRATEGY

The Company's growth strategy is designed to capitalize on the fundamental trends supporting billing and customer management outsourcing while leveraging the Company's competitive strengths to further its market leadership.

  EXPANDING EXISTING CLIENT RELATIONSHIPS

The majority of the Company's existing clients operate in industries marked by some or all of the following trends: high growth, deregulation, converging technologies, intense competition and increasing customer service needs. The Company believes that these market trends will continue to provide significant growth opportunities with its existing client base. These clients have historically represented the bulk of the Company's internal growth. The Company's strategy is to develop long- term strategic partnerships with targeted market leaders and to expand its existing relationships as its clients continue to grow within their own markets, both domestically and internationally, outsource additional customer management functions and develop new products and services to take to existing and new markets. Additionally, there are opportunities to cross-sell IMG and CMG solutions to clients, as well as opportunities to sell multiple services to multiple divisions within each client.

 LEVERAGING INDUSTRY EXPERIENCE TO DEVELOP NEW RELATIONSHIPS

By focusing on long-term strategic relationships within targeted industries, the Company has developed industry expertise and an in-depth understanding of the customer management needs of companies serving those industries. The Company focuses on developing additional relationships in its targeted industries, particularly with companies that have large in-house billing or call center operations or are pursuing additional opportunities as certain markets converge (such as communications and broadband services). The Company believes that the combination of its industry expertise, size and technology position it to compete effectively for these new outsourcing opportunities.

  DEVELOPING NEW SOLUTIONS TO PROVIDE SUPERIOR VALUE

The Company's significant ongoing investment in technology is designed to increase the value of a client's information and customer management processes. In addition to continuing to advance the solutions currently offered separately by IMG and CMG, the Company is developing next generation customer management solutions that combine the software and information services capabilities of IMG with CMG's expertise in strengthening clients' relationships with their customers. This integrated approach to customer relationship management enables our clients to expand and enhance the value of their customer base.

  ENTERING COMPLEMENTARY MARKETS

The Company will pursue opportunities in industries that have large customer bases and, as a result of deregulation or new technologies, will require greater focus on billing and customer management. For example, the Company believes that deregulation, which led to substantially increased competition in the telecommunications sector, is likely to have a similar effect on the utility industry and will create opportunities for outsourced customer management services. In December 1998, IMG announced its plans to provide comprehensive, outsourced billing and customer care solutions to the utilities and energy services market.

  PURSUING INTERNATIONAL GROWTH

The Company presently provides its billing and customer management solutions in selected international markets and believes significant growth opportunities exist outside North America. The Company intends to leverage its relationships with large international companies. The Company believes that these clients will be better served by a single provider capable of delivering information and customer management solutions in multiple geographic markets. In addition, the Company intends to expand its client base outside North America.

  PURSUING STRATEGIC ACQUISITIONS AND ALLIANCES

Building upon a history of growth through acquisitions (26 acquisitions in the past thirteen years), the Company will pursue additional acquisition and alliance opportunities. The Company believes that consolidation in its industry will continue and the Company expects to pursue acquisitions and alliances that expand its client base, add new capabilities or enable it to accelerate international expansion. In the first quarter of 1998, the Company acquired American Transtech, Inc. and the Canadian assets of AT&T's Canadian customer care business (Transtech) from AT&T. Associated with this acquisition, the Company entered into an eight-year contract to provide customer care, sales management, and technical support services for both business and residential customers.

PRODUCTS AND SERVICES

  IMG

IMG serves clients principally by providing and managing complex billing and information services primarily delivered through IMG data centers. IMG's billing solutions address all segments of the communications industry, including wireless, wireline, cable, broadband and Internet services. These solutions consist of data processing services, professional and consulting services and licensed software. IMG software and data processing capabilities enable it to activate services, capture usage information, calculate billing charges, consolidate billing for multiple service or equipment features and enable clients to use such data to target customers for new or expanded service or product offerings. IMG's professional and consulting services include its customization of software at its clients' requests to create, modify and enhance billing and other related customer support solutions. On a more limited basis, IMG also licenses its software to address the needs of those clients (mostly in the cable and broadband services market) who prefer to conduct their billing and information services in their own data centers.

During 1998, over 62% of IMG's revenues were generated from recurring monthly payments from its clients based upon the number of subscribers or bills processed by IMG. Professional and consulting services for software maintenance and enhancements, a majority of which are based on hourly fees for work performed, accounted for approximately 24% of IMG's 1998 revenues. IMG's remaining revenues resulted from licensing fees for software and other miscellaneous services.

IMG's experience and size result in significant time to market, service and cost advantages for clients. These advantages include rapid introduction of new services, predictable costs, information management expertise, access to advanced technology without high capital expenditures and a partner focused on billing and customer management solutions. IMG's leading market share in wireless bill processing is driven by its ability to develop software and systems capable of addressing the complexity of wireless billing and delivering cost-effective solutions. Billing for wireless services is extremely complex for a number of reasons including:

         MULTITUDE OF PRICING PLANS--Each wireless carrier offers hundreds of pricing plans to subscribers. Those pricing plans are often tailored individually to cover peak and non-peak per minute rates and minutes of usage included in the monthly rate plan. Wireless providers demand the flexibility to be able to change subscriber rates quickly in response to competition.

         ROAMING CHARGES--Wireless phone users roam between markets served by different carriers. When roaming, different rates and surcharges apply to usage. Roaming also frequently involves entering multiple tax jurisdictions and the tax rates vary by locale. Billing software must accurately determine roaming and tax charges.

         ABILITY TO IMPLEMENT STRATEGIC MARKETING PROGRAMS--Competition in the wireless industry has resulted in a myriad of promotional activities that complicate billing. For example, a wireless provider may offer free wireless-to-wireless calls, free weekend calling or introductory pricing packages that lapse after a given period of time. Capturing rate plan data and applying customer usage data accurately is critical to wireless providers and their subscribers.

         MULTIPLE SERVICES FOR A SUBSCRIBER--Each subscriber may utilize different features such as voice mail, call waiting, and voice activated dialing. In addition, a subscriber may utilize more than one service, such as wireless phone and paging services. The ability to consolidate such services on one monthly bill and allowing for discounting the bundle of services is increasingly viewed as a competitive requirement.

         GROWTH OF WIRELESS SERVICE--The number of wireless subscribers in the U.S. has grown at an average rate of approximately 37% over the past five years. In addition, minutes of usage per subscriber are expected to increase. As a result, wireless billing systems must have the capability to handle dynamic growth.

In addition to processing bills in its data centers, IMG performs a significant amount of professional and consulting work for certain of its clients to tailor solutions to each client's marketing objectives and regulatory requirements. For example, IMG developed real-time software that has made it possible to offer wireless service with monthly account limits to customers that otherwise might not have received credit authorization (frequently referred to in the wireless industry as pre-pay services.) The billing software enables a wireless provider to notify customers as they approach approved monthly spending limits. Subscribers then have the option of reducing usage until the next monthly period or until they make a payment, frequently over the phone with a credit card, to re-activate the limit.

IMG has leveraged its billing expertise in the wireless communications market to enter into contracts in 1998 which will grow its U.S. cable television billing market share to 30% and the Company is further expanding its billing solutions in the broadband services market. During 1997, IMG entered into a strategic relationship with Wiztec, which added billing and customer management capabilities in the direct broadcast satellite marketplaces. In March 1999, IMG increased its ownership of Wiztec to 70%. In addition, IMG has another strategic relationship to provide billing and customer management for Internet service providers.

IMG's solutions for wireline based carriers include a range of billing, information services and network management solutions. Wireline clients served by IMG in 1998 included Cincinnati Bell Telephone (CBT), and, on a more limited basis, AT&T, PTT Netherlands, Swisscom, British Telecom and Telenor.

  CMG

CMG creates comprehensive, outsourced customer management solutions for its clients utilizing its advanced information systems capabilities, human resource management skills and industry experience. In 1998, approximately 79% of CMG's revenues were related to dedicated services and 21% of its revenues were related to traditional teleservices. While traditional teleservices programs require similar technological capabilities, systems scale and human resource expertise as dedicated services, they are generally short-term and require less experience within the client's industry.

CMG's dedicated services include:

         CUSTOMER SERVICE--CMG handles customer contacts which range from initial product information requests to customer retention initiatives. These customer service calls involve a variety of activities including gathering and analyzing customer information; describing product features, capabilities and options; activating customer accounts or renewing service; processing a product or service sale; and resolving complaints and billing inquiries.


         TECHNICAL SUPPORT--CMG answers technical support inquiries for consumers and business customers. Technical support ranges from simple product installation or operating assistance for a variety of software and hardware products to highly complex issues such as systems networking configuration or software consultation.

         SALES ACCOUNT MANAGEMENT--For certain of its clients' business customers, CMG serves as a telephone based sales force that can provide more frequent and cost-effective account coverage than would be possible with a traditional in-field sales force. CMG is responsible for managing the entire customer relationship including obtaining current orders, increasing purchase levels, introducing new products, implementing product initiatives and handling all inquiries related to products, shipments and billing.

When developing a dedicated services solution, CMG devotes significant resources to understand a client's unique customer management needs and collaborates to design a customized solution utilizing CMG's broad array of services. The solution design typically addresses the client's desired level and types of customer interaction, anticipated call volumes, personnel hiring and training requirements and technological requirements (including the interface between a client's and CMG's systems).

CMG's ability to deliver value-added solutions depends on its advanced technology platforms and human resource management expertise. Sophisticated call routing, computer telephony integration, logical call scripting and a Graphical User Interface design, interactive voice response, relational database skills, Internet capabilities and real-time call monitoring are all important elements of CMG's technology platform and permit efficient and cost-effective customer management. Large customer management solutions are labor intensive and, as a result, one of CMG's core competencies is its ability to hire, train and minimize turnover among its customer service representatives. Each customer service representative receives extensive up-front training covering general customer service skills and in-depth product or service training. Given the wide range of services provided by CMG personnel, many programs are staffed with representatives possessing specialized skills applicable to a client's industry and customer base, such as multi-lingual fluency or technological training. As the central interface for all customer interactions, CMG gathers data and by utilizing its database technology, CMG can analyze such data to provide valuable feedback to its clients, such as (i) identifying potential customers, (ii) identifying a client's most profitable customers thereby permitting targeted retention and loyalty programs, (iii) assessing usage data to enable clients to develop targeted products and services and (iv) identifying cross-selling opportunities for its clients.

CMG generally receives a fee based on staffing hours for the customer service representatives assigned to a program. Per hour charges for dedicated services are usually higher than charges for traditional teleservices due to the higher level of value-added activity associated with dedicated services. Supplemental revenues can sometimes be earned depending on service levels or achievement of certain sale targets. Additional fees are charged for service enhancements or system upgrades requested by clients. Since dedicated services require CMG to become an integral part of a client's customer management function, these services are generally provided pursuant to multi-year contracts.

  INTEGRATED CUSTOMER MANAGEMENT SOLUTIONS

IMG and CMG are combining their strengths to provide next generation customer management solutions - customer relationship management. These solutions are designed to increase the lifetime value, satisfaction and loyalty of its clients' customer relationships. They utilize advanced technologies and analyze multiple sources of customer-specific information (demographics, previous purchase and service history, propensity to buy additional products and services) and provide targeted, action-oriented information to a customer service representative who can proactively contact the customer or be more effective when a customer calls.

CLIENTS

  IMG

IMG generally has long-term relationships and multi-year contracts with its clients. In many cases, IMG is the client's exclusive provider of billing services or the contract requires the client to fulfill minimum annual commitments. IMG billing and customer management solutions process billing information for monthly customer statements for approximately 30% of U.S. cellular subscribers. IMG provided customer usage data collection, rating and bill generation for nearly 70% of the U.S. PCS industry in 1998. IMG's customers include three of the largest PCS providers, Sprint PCS, PrimeCo Personal Communications and AT&T Wireless, with whom the Company has multi-year contracts. Combined, these clients serve customers in 49 of the top 50 U.S. metropolitan areas, often with more than one client serving the same metropolitan area. Over the past five years, subscriber growth in domestic wireless cellular services has averaged approximately 37% per year.

IMG has leveraged its billing expertise in the wireless communications market to grow its cable television industry billing market share to 30% during 1998, and the Company is further expanding its billing solutions in the broadband services market. IMG' solutions also support bundled telephone and entertainment services provided by cable television system operators in the U.S. and Europe.

  CMG

CMG principally focuses on developing long-term strategic outsourcing relationships with large clients in the telecommunications, technology, financial services and consumer products industries. CMG focuses on clients in these industries because of the complexity of services required, the anticipated growth of their businesses and their continuing need for customer management solutions. CMG provides a full range of customer management services to clients including AT&T, Sprint PCS, DIRECTV-Registered Trademark-, American Express, Procter & Gamble and Microsoft. The Company provides technical support services to leading technology companies such as Gateway International and CISCO.

SALES AND MARKETING

The Company has a direct sales force and sales support organization of approximately 275 sales and marketing personnel, focused on the leading companies in its target industries in both North America and Europe. The Company uses a consultative approach to client sales and generally focuses its marketing efforts at the senior executive levels where decisions are made with respect to outsourcing critical billing and customer management functions. Once a client has made the decision to outsource, the Company works closely with the client to identify current and prospective needs and develop a solution, typically customized, designed to address those needs and reduce the client's capital investment and overall costs.

The Company's strategic relationships with clients are primarily conducted pursuant to multi-year contracts which vary by client and generally contain annual revenue commitments or exclusivity provisions, annual rate adjustments based upon consumer price index increases, performance benchmarks, renewal/extension options, limited termination provisions or renewal periods and exit payments in the event of an early termination.

OPERATIONS

The Company operates three data centers in Orlando and Jacksonville, Florida, and Cincinnati, Ohio, comprising approximately 150,000 square feet of space. Approximately 76,000 terminals are connected via 40 external networks to the Company's data centers. Over 400 data center operations and production support employees service the Company's data centers.

The Company's technologically advanced data centers provide twenty-four hour per day, seven days a week availability (with redundant power and communication feeds and emergency power back-up supplied by diesel generators) and are designed to withstand most environmental disasters. Over 30 million bills are processed on a monthly basis from the Company's mainframe and open systems facilities which can process over 3,400 million instructions per second (MIPS), store over 16 terabytes

(trillion bytes) of information and provide back-up capacity in the unlikely event that any one data center becomes inoperative.

The Company operates more than 30 call centers with twenty-four hours per day, seven days a week availability, averaging 66,000 square feet per center and over 16,000 available production workstations. These call centers handled more than 400 million customer calls during 1998.

The capacity of the Company's data center and call center operations coupled with the scalability of the Company's billing and customer management systems enable the Company to meet initial and on- going needs of large scale and rapidly growing projects. By employing the scale and efficiencies of common application platforms, the Company is able to provide client specific enhancements and modifications without incurring all the costs of a custom application. This allows the Company to position itself as a low cost value-added provider of billing and customer support solutions.

TECHNOLOGY, RESEARCH & DEVELOPMENT

The Company intends to continue to emphasize the design, development and deployment of scalable, customer management systems to increase its market share, both domestically and internationally. The Company intends to pursue this objective by continuing its substantial investment in expanding and enhancing its customer management solutions. During 1998, the Company spent $81.9 million for research and development to advance the functionality, flexibility and scalability of its solutions portfolio.

The Company's Precedent 2000 billing solution employs advanced systems, client/server technology for real-time customer activations, inquiries and adjustments, call detail collection and rating, and on-demand bill processing. Its three-tier distributed processing architecture utilizes advanced technology for ease of information access, as well as an intuitive Graphical User Interface for streamlined customer service that provides quick response and resolution. The Company continues to invest research and development spending in Precedent 2000. In 1999, some of this investment will be to add Global System for Mobile
(GSM) capabilities to Precedent 2000.

The Company's technical capabilities are comprehensive, ranging from OS/390 COBOL based batch processing to open systems to client/server based real-time processing applications. The Company is also investing in (i) object-oriented analysis, design and programming technologies to achieve reuse, higher quality, and faster time to market, and (ii) new development tools, such as Java, to capitalize on advancements in the software industry.

The Company's call centers employ advanced technology that integrates digital switching, intelligent call routing and tracking, proprietary workforce management systems, proprietary software systems, interactive voice response techniques, computer telephony integration and relational database management systems. This technology enables the Company to improve its call handling and personnel scheduling thereby increasing its efficiency and enhancing the quality of the services it delivers to its clients and their customers. The Company also provides services using electronic media such as e-mail and the Internet.

The Company's intellectual property consists primarily of proprietary software systems protected under copyright law and trademarks and service marks registered in the U.S. Patent and Trademark Office. The Company also has patents, granted and pending, covering certain advanced interactive voice response inventions.

PERSONNEL AND TRAINING

The Company considers its employees to be a key component of its success. Therefore, the Company is continually refining its systematic approach to hiring, training and managing qualified personnel.

The Company offers extensive training, including leadership and management seminars, for its personnel, including managers, customer service representatives and software professionals. The Company conducts extensive market, product and technology specific training for its customer service representatives designed to make them proficient in representing a specific client's products and services. In addition, the Company conducts extensive technical training for its software development staff on topics ranging from introductory systems development through application specific expertise.

COMPETITION

The industries in which the Company competes are extremely competitive. The Company's competitors include (i) existing clients and potential clients with substantial resources and the ability to provide billing and customer management solutions internally, (ii) other billing software and/or services companies such as Alltel Corporation, Amdocs, CSG Systems International, LHS Group and Saville Systems, (iii) other teleservices companies, such as APAC Teleservices Inc., SITEL Corporation, Inc., Sykes International, TeleTech Holdings, Inc. and West Teleservices Corporation and (iv) systems integration companies, such as American Management Systems, Andersen Consulting, EDS and SEMA Group. In addition, niche providers or new entrants could capture a segment of the market by developing new systems or services that could impact the Company's market potential.

The Company believes that the principal competitive factors in its industry are service quality, sales and marketing skills, the ability to develop customized solutions, cost of services and technological expertise. The Company differentiates itself from its competitors based on its size and scale, service quality, breadth of services provided, industry and client focus, financial and technical resources, cost of services and business reputation.

YEAR 2000

The Company initiated a program in 1995 to identify and address issues associated with the ability of its date-sensitive information and business systems and equipment to recognize the Year 2000 properly. Given its reliance on its information and business systems, the Company's Year 2000 efforts have primarily focused on information technology systems. The Company incurred $29.1 million in expenses during 1998 in order to prepare for the Year 2000 and $9.9 million in1997. The Company estimates its Year 2000 expenses in 1999 will be in a range of $10 to $15 million. Approximately 40% of the Company's 1998 Year 2000 spending was paid to third-party service providers.

A steering committee chaired by the Company's Chief Executive Officer and composed of upper-level management personnel, has set the direction for, and monitored the activity of, Convergys' Year 2000 Program Management Office. The Program Management Office's responsibility is to make Convergys Year 2000 compliant. The Program Management Office is also communicating with vendors and clients with which the Company's systems interface or upon whom the Company's systems rely to determine their progress toward Year 2000 compliance. Additionally, senior management reports on the Company's progress toward Year 2000 compliance at each meeting of the Company's Board of Directors.

IMG has adopted a repair strategy to modify its existing systems for the Year 2000. IMG's assessment, remediation and testing phases of the project are substantially complete and IMG is in the process of completing implementation procedures. IMG's goal is for data centers, software and other information technology systems to be Year 2000 compliant and tested by June 30, 1999.

CMG has also adopted a strategy that includes both repair and replacement of current systems. CMG has completed the assessment and remediation phases of its plan and is substantially complete with regard to systems testing. Implementation efforts are currently underway. CMG's goal is for software, telecom equipment and other information technology systems to be Year 2000 compliant and tested by June 30, 1999.

The Company maintains business continuity plans to limit disruptions to its operations. As part of its Year 2000 efforts, the Company has updated these plans to address Year 2000 issues. The Company has obtained Year 2000 compliance statements from all significant vendors. Although the Company anticipates minimal business disruption as a result of the century change, if the Company were to be unsuccessful in preparing for the Year 2000, this could have a material adverse impact on the Company. Such impact could include the inability of IMG to process bills and other transactions for its clients in a timely manner, which could lead to the incurrence of contractual penalties. Similarly, this could include disruptions to CMG's ability to handle client call volumes appropriately, which could also lead to contractual penalties. The failure of one of the Company's significant clients or vendors (in particular, utilities or telecommunication services providers) to prepare for the Year 2000 successfully could have a material adverse impact on the Company.

EMPLOYEES

The Company currently has over 33,000 employees in more than eight countries. This total includes approximately 8,000 individuals at Transtech that were previously provided by employment service agencies. During 1998, these individuals were transferred to permanent employee status. The Company believes that the impact of this movement to permanent employee status will be to improve efficiency and reduce staffing costs.

PROPERTIES

The Company leases space for offices, data centers and call centers on commercially reasonable terms. Domestic facilities are located in Arizona, California, Colorado, Florida, Georgia, Illinois, Missouri, Nebraska, North Carolina, Ohio, Oklahoma, Tennessee, Texas, Utah, Washington, Washington, D.C., and Wisconsin. International facilities are located in Brussels, Belgium, Paris, France, Bristol, London, Newcastle Upon Tyne, and Southampton, England, Winnipeg and Halifax, Canada, Bern, Switzerland, Linkoping and Stockholm, Sweden and Utrecht, The Netherlands. In addition, the Company owns its operations and data center located in Jacksonville, Florida.

The Company believes that its facilities and equipment are adequate and have sufficient productive capacity to meet its current needs.

CELLULAR TELEPHONE SERVICE LIMITED PARTNERSHIP INTEREST

The Company has a 45% limited partnership interest in the Cellular Partnership, which operates a cellular telecommunications business in central and southwestern Ohio and northern Kentucky. The population of the territory served by the Cellular Partnership is in excess of 5 million persons and the Company's proportionate share of this cellular market represents approximately 2.3 million POPs. The Company accounts for the partnership interest under the equity method of accounting. In 1998, the Company's equity in earnings of the Cellular Partnership was $25.1 million and the Company received no distribution of Cellular Partnership earnings.

Ameritech Mobile Phone Service of Cincinnati, Inc. is the general partner and a limited partner in the Cellular Partnership with a combined partnership interest of approximately 53%; 360 Communications Investment Company has a 1.2% limited partnership interest; and GIT-Cell, Inc. has a 0.7% limited partnership interest. The Cincinnati SMSA Limited Partnership Agreement authorizes the general partner to conduct and manage the business of the Partnership. Limited partners are entitled to their percentage share of income and cash distributions and shall meet capital calls or suffer a dilution of their interests. They may, if acting unanimously, replace a general partner who withdraws from the Cellular Partnership. All partners have the right to approve a transfer of a limited partner's Cellular Partnership interest to unaffiliated parties and have a right to purchase a limited partnership interest proposed to be transferred at the offered price.

ITEM 2.  PROPERTIES

The property of the Company is principally computer and communications equipment and software that does not lend itself to description by character and location of principal units. Other property of the Company is principally buildings and leasehold improvements. The gross investment in property and equipment, and related accumulated depreciation, in millions of dollars, at December 31, 1998 was as follows:

         Land                                          $   6.2
         Buildings                                        47.8
         Leasehold improvements                           54.3
         Equipment                                       226.2
         Software                                        136.2
         Construction in progress and other               27.9
                                                       -------
                  Total                                  498.6
         Less: Accumulated depreciation                  248.8
                                                       -------
                  Net property and equipment           $ 249.8
                                                       =======

IMG and CMG lease office space in various cities (see properties paragraph in Item 1. for a detailed listing) on commercially reasonable terms. Upon the expiration or termination of any such leases, these companies could obtain comparable office space. IMG also leases some of the computer hardware, computer software and office equipment necessary to conduct its business pursuant to short term leases.

ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT (DURING 1998)

The names, ages and positions of the executive officers of the Company are as follows:

NAME                               AGE                     TITLE
----                               ---                     -----
                              (as of 3/31/99)

Charles S. Mechem, Jr. (a,b)        68                 Chairman of the Board

James F. Orr (a,b)                  53                 President and Chief Executive
                                                       Officer

William D. Baskett III              59                 General Counsel and Secretary

Steven G. Rolls (c)                 44                 Chief Financial Officer

Robert J. Marino                    52                 President of IMG

David F. Dougherty                  43                 President of CMG

Brian C. Henry                      42                 Chief Operating Officer of IMG

Ronald E. Schultz                   44                 Chief Operating Officer of CMG

Cheryl N. Campbell                  50                 V.P.  Public Relations

Thomas A. Cruz                      51                 V.P.  Human Resources
                                                       and Administration

Robert P. Komin                     36                 V.P.  Finance and Treasurer

Michael J. Randall                  57                 Chief Technical Officer of IMG

Andre S. Valentine                  35                 V.P. and Controller

(a)  Member of the Board of Directors

(b)  Member of the Executive Committee

(c)  Elected Chief Financial Officer of the Company on June 1, 1998

Officers are elected annually but are removable at the discretion of the Board of Directors.

CHARLES S. MECHEM, JR., Chairman of the Board of the Company since May 8, 1998; Chairman of the Board of Cincinnati Bell Inc. (CBI) 1996-1998; Commissioner Emeritus, Ladies Professional Golf Association ("LPGA"); Commissioner of the LPGA, 1991-1995; Chairman of the United States Shoe Corporation, 1993-1995. Director of Mead Corporation, Ohio National Life Insurance Company, J.M. Smucker Company, Firstar Corporation and its subsidiary, Firstar Bank, N.A.

JAMES F. ORR, Chief Executive Officer of the Company since May 8, 1998; Chief Operating Officer of CBI, 1996-1998; Executive Vice President of CBI and President and Chief Executive Officer of IMG, 1995-1996; Chief Operating Officer of IMG, 1994.

WILLIAM D. BASKETT III, General Counsel and Secretary of the Company since May 8, 1998; General Counsel and Chief Legal Officer of CBI 1993-1998; Partner of Frost & Jacobs 1970-1997.

STEVEN G. ROLLS, Chief Financial Officer of the Company since June 1, 1998; Vice President and Controller of The BF Goodrich Company, 1993-1998; CFO of the Aerospace Segment of BF Goodrich, 1989-1993.

ROBERT J. MARINO, President of IMG since 1996; Chief Operating Officer of IMG, 1995-1996; President - Northeast Region of Nextel, 1993-1995.

DAVID F. DOUGHERTY, President of CMG since 1995; Senior Vice President and Chief Operating Officer U.S. Operations of CMG, 1993-1994.

BRIAN C. HENRY, Chief Operating Officer of IMG since April 1998; Executive Vice President and Chief Financial Officer of CBI, 1993-1998.

RONALD E. SCHULTZ, Chief Operating Officer of CMG since 1996; Managing Director of II Ventures, 1990-1994.

CHERYL N. CAMPBELL, Vice President Public Relations of the Company since May 8, 1998; Vice President of Public Relations of CBI, 1997-1998; Vice President of Corporate Communications and Public Affairs of Cincinnati Bell Telephone (CBT), 1996-1997; Vice President of Regulatory Affairs of CBT, 1995-1996; Director of Docket Management and Regulatory Affairs of CBT, 1993-1995

THOMAS A. CRUZ, Vice President Human Resources and Administration of the Company since May 8, 1998; Corporate Vice President of Human Resources and Administration of CBI, 1997-1998; Senior Vice President of Human Resources and Administration of IMG, 1993-1997.

ROBERT P. KOMIN, Vice President Finance and Treasurer of the Company since May 8, 1998; Vice President Finance and Planning of CBI, 1996-1998; Director of Finance and Planning of CBI, 1995-1996; Product Marketing Manager of Rogue Wave Software, 1994-1995.

MICHAEL J. RANDALL, Chief Technical Officer of IMG since 1996; Vice President Corporate Operations Systems of Compaq Computer Corporation, 1995-1996; Corporate Vice President Information Systems of Marion Merrell Dow, 1992-1995.

ANDRE S. VALENTINE, Vice President and Controller of the Company since September 1, 1998; Controller and Chief Accounting Officer of CBI, February 1, 1998 to September 1, 1998; Director of Corporate Accounting of CBI, 1997-1998; Business Assurance Manager at Coopers & Lybrand L.L.P., 1990-1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

Convergys Corporation (symbol: CVG) common shares are listed on the New York Stock Exchange. As of February 26, 1999, there were approximately 23,000 holders of record of the 152,117,096 outstanding Common Shares of the Company. The high and low sales prices of its common shares each quarter since the Company's initial public offering are listed below:


QUARTER                     1ST         2ND         3RD          4TH
-----------------------------------------------------------------------
1998      High           $   ---     $   ---      $17.438      $23.750
          Low            $   ---     $   ---      $11.375      $ 9.625

The Company did not declare any dividends during 1998 and does not anticipate doing so in the near future.

ITEMS 6 THROUGH 8.

The Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosure About Market Risk and Financial Statements and Supplementary Data required by these items are included in the registrant's annual report to security holders for the fiscal year ended December 31, 1998, included in Exhibit 13 and are incorporated herein by reference pursuant to General Instruction G (2).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements with accountants on any accounting or financial disclosure or auditing scope or procedure occurred during the period covered by this report.


                                   PART III

ITEMS 10 THROUGH 13.

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report under the caption Executive Officers of the Registrant since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with
Schedule 14A.

The other information required by these items is included in the registrant's definitive proxy statement dated March 12, 1999, in the second paragraph on page 2, the accompanying notes on page 2 and the Section 16 paragraph on page 2, the information under Election of Directors on pages 5 through 7, the information under Share Ownership of Directors and Officers on page 4, the information under Executive Compensation on pages 11 through 15. The foregoing is incorporated herein by reference pursuant to General Instruction G (3).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this report:

                                                                                PAGE
                                                                                ----
      (1)  Consolidated Financial Statements:

           Report of Management................................................   *

           Report of Independent Accountants...................................   *

           Consolidated Statements of Income and Comprehensive Income..........   *

           Consolidated Balance Sheets.........................................   *

           Consolidated Statements of Cash Flows...............................   *

           Consolidated Statements of Shareowners' Equity......................   *

           Notes to Financial Statements.......................................   *

      (2)  Financial Statement Schedules:

           Report of Independent Accountants...................................   23

           II  - Valuation and Qualifying Accounts.............................   24

       Financial statements and financial statement schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

 ...............................

* Incorporated herein by reference to the appropriate portions of the registrant's annual report to security holders for the fiscal year ended December 31, 1998. (See Part II)

               (3)   Exhibits

(Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission ("SEC"), are incorporated herein by reference as exhibits hereto.


EXHIBIT NUMBER
--------------
 3.1     Amended Articles of Incorporation of the Company. (Exhibit 3.1 to
         Registration Statement No. 333-53619.)

 3.2     Regulations of the Company. (Exhibit 3.2 to Registration Statement
         No. 333-53619.)

 10.1 Plan of Reorganization and Distribution Agreement by and between the Company and CBI. (Exhibit 10.1 to Registration Statement
         No. 333-53619.)

 10.2    Employee Benefits Agreement by and between the Company and CBI.
         (Exhibit 10.2 to Registration Statement No. 333-53619.)

 10.3 Services Agreement by and between the Company and CBI. (Exhibit 10.3 to Registration Statement No. 333-53619.)

 10.4 Tax Separation and Allocation Agreement by and between the Company and CBI. (Exhibit 10.4 to Registration Statement No. 333-53619.)

 10.5* Convergys Corporation 1998 Long Term Incentive Plan. (Exhibit 10.5 to Registration Statement No. 333-53619.)

 10.5.1* December 31, 1998 Amendment to Convergys Corporation 1998 Long Term
         Incentive Plan.

 10.6*   Convergys Corporation Deferred Compensation Plan for Non-Employee
         Directors.

 10.7*   Convergys Corporation Executive Deferred Compensation Plan.
         (Exhibit 4.3 to Registration Statement No. 333-69633.)

 10.7.1* January 1, 1999 Amendment to Convergys Corporation Executive Deferred
         Compensation Plan.

 10.8*   Employment Agreement between the Company and James F. Orr and
         December 16, 1998 Amendment to Employment Agreement.

 10.9* Employment Agreement between the Company and William D. Baskett III and December 16, 1998 Amendment to Employment Agreement.



 10.10*  Employment Agreement between the Company and Steven G. Rolls and
         December 16, 1998 Amendment to Employment Agreement.

 10.11*  Employment Agreement between the Company and Robert J. Marino and
         December 16, 1998 Amendment to Employment Agreement.

 10.12* Employment Agreement between the Company and David F. Dougherty and December 16, 1998 Amendment to Employment Agreement.

 10.13*  Convergys Corporation Employment Agreement with Brian C. Henry.

 10.14* Convergys Corporation Employment Agreement with Ronald E. Schultz and November 1, 1998 Amendment to Employment Agreement.

 10.15*  Convergys Corporation Supplemental Executive Retirement Plan.

 10.16* Rights Agreement dated November 30, 1998 between Convergys Corporation and The Fifth Third Bank. (Exhibit 4.1 to Form 8-A12B filed
         December 23, 1998, File No. 001-14379.)

 13 Portions of the Company's annual report to security holders for the year ended December 31, 1998, as incorporated by reference including the Selected Financial Data, Report of Management, Report of
         Independent Accountants, Management's Discussion and Analysis and
         Consolidated Financial Statements.

 21      Subsidiaries of the Company. (Exhibit 21 to Registration Statement No.
         333-53619.)

 23      Consent of PricewaterhouseCoopers LLP.

 24      Powers of Attorney.

 27      Financial Data Schedule.

 ...............................
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

The Company will furnish, without charge, to a security holder upon request, a copy of the documents, portions of which are incorporated by reference (Annual Report to security holders and proxy statement), and will furnish any other exhibit at cost.

(b)  Reports on Form 8-K.

        Form 8-K, date of report, November 24, 1998, reported the distribution ratio and record date for the previously announced distribution of Convergys from Cincinnati Bell Inc.

        Form 8-K, date of report, December 4, 1998, reported the adoption of a rights agreement between Convergys and The Fifth Third Bank, as rights agent.

        Form 8-K, date of report, December 31, 1998, reported the completion of the spin-off of Convergys from Cincinnati Bell Inc.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONVERGYS CORPORATION

March 29, 1999                         By /s/ STEVEN G. ROLLS
                                         ---------------------------------------
                                         Steven G. Rolls
                                         Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE                      TITLE                                     DATE
---------                      -----                                     ----
                               Principal Executive Officer;
                               President, Chief Executive
JAMES F. ORR*                  Officer and Director
--------------------------
James F. Orr

                               Principal Financial Officer;
STEVEN G. ROLLS*               Chief Financial Officer
--------------------------
Steven G. Rolls

                               Principal Accounting Officer;
                               Vice President and
ANDRE S. VALENTINE*            Controller
--------------------------
Andre S. Valentine

JOHN F. BARRETT*               Director
--------------------------
John F. Barrett

JUDITH G. BOYNTON*             Director
--------------------------
Judith G. Boynton

GARY C. BUTLER*                Director
--------------------------
Gary C. Butler

ROGER L. HOWE*                 Director
--------------------------
Roger L. Howe



SIGNATURE                      TITLE                                     DATE
---------                      -----                                     ----
STEVEN C. MASON*               Director
-------------------------
Steven C. Mason

CHARLES S. MECHEM, JR.*        Chairman of the Board
-------------------------      and Director
Charles S. Mechem, Jr.

JAMES F. ORR*                  Director
-------------------------
James F. Orr

BRIAN H. ROWE*                 Director
-------------------------
Brian H. Rowe

*By /s/ STEVEN G. ROLLS                                              March 29, 1999
    ---------------------
     Steven G. Rolls

     as attorney-in-fact and on his behalf
     as Chief Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareowners of Convergys Corporation:


Our report on the consolidated financial statements of Convergys Corporation has been incorporated by reference in this Form 10-K from page 30 of the 1998 annual report to shareholders of Convergys Corporation. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule on page 24 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 18, 1999

                             CONVERGYS CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Millions of Dollars)

-------------------------------------------------------------------------------------------
COL. A                   COL. B                COL. C               COL. D       COL. E
-------------------------------------------------------------------------------------------
                                             ADDITIONS
(1)                                      (1)            (2)
                         BALANCE AT                   CHARGED                    BALANCE
                         BEGINNING     CHARGED        TO OTHER                   AT END
DESCRIPTION              OF PERIOD     TO EXPENSE     ACCOUNTS     DEDUCTIONS    OF PERIOD
-----------              ---------     ----------     --------     ----------    ---------
YEAR 1998
---------
Allowance for
  Doubtful Accounts       $ 6.4         $ 4.2         $3.2(a)      $ 4.0(b)      $ 9.8

Deferred Tax Asset
  Valuation Allowance     $ 21.0        ---           ---          ---           $21.0

Restructuring Reserve     $ 24.9        ---           ---          $11.8         $13.1

YEAR 1997
---------
Allowance for
  Doubtful Accounts       $ 6.5         $ 4.5         $0.5(a)      $ 5.1(b)      $ 6.4

Deferred Tax Asset
  Valuation Allowance     $ 21.0        ---           ---          ---           $21.0

Restructuring Reserve       ---         $35.0         ---          $10.1         $24.9

YEAR 1996
---------
Allowance for
  Doubtful Accounts       $ 13.6        $ 1.7         $(5.6)(a)    $ 3.2(b)      $ 6.5

Deferred Tax Asset
  Valuation Allowance     $ 21.0        ---           ---          ---           $21.0

Restructuring Reserve       ---         ---           ---          ---            ---

(a) Includes amounts previously written off which were credited directly to this account when recovered, acquired reserves and other adjustments.

(b)   Primarily includes amounts written off as uncollectible.