Form 10-Q
period 1999-03-31
CONVERGYS CORP
filed 1999-05-10
CIK 1062047

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

              __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.


                         Commission File Number 1-4379



                             CONVERGYS CORPORATION



                Incorporated under the laws of the State of Ohio

                 201 East Fourth Street, Cincinnati, Ohio 45202

                I.R.S. Employer Identification Number 31-1598292
                      Telephone - Area Code (513) 723-7000



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__. No _____.


     At April 30, 1999, 152,222,623 Common Shares were outstanding.

 Form 10-Q Part I                                         Convergys Corporation

                         PART I - FINANCIAL INFORMATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          AND COMPREHENSIVE INCOME
               (Amounts in Millions, Except Per Share Amounts)
                                  (Unaudited)

                                                                                  Three Months
                                                                                 Ended March 31,
                                                                              ----------------------
                                                                               1999           1998
                                                                              -------        -------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .                   $ 399.8        $ 308.6
                                                                              -------        -------
Costs and Expenses
     Cost of providing services and products sold . . . . .                     227.5          173.1
     Selling, general and administrative. . . . . . . . . .                      64.2           51.0
     Research and development costs . . . . . . . . . . . .                      19.5           19.1
     Depreciation and amortization. . . . . . . . . . . . .                      29.6           18.4
     Year 2000 programming costs. . . . . . . . . . . . . .                       6.2            5.7
     Purchased research and development costs . . . . . . .                         -           42.6
                                                                              -------        -------
          Total costs and expenses. . . . . . . . . . . . .                     347.0          309.9
                                                                              -------        -------

Operating Income. . . . . . . . . . . . . . . . . . . . . .                      52.8           (1.3)

Equity in Earnings of Cellular Partnership. . . . . . . . .                       7.6            4.0
Other Expense, net. . . . . . . . . . . . . . . . . . . . .                       0.7              -
Interest Expense. . . . . . . . . . . . . . . . . . . . . .                       7.5            6.4
                                                                              -------        -------

Income (Loss) Before Income Taxes . . . . . . . . . . . . .                      52.2           (3.7)

Income Taxes. . . . . . . . . . . . . . . . . . . . . . . .                      19.8           (1.4)
                                                                              -------        -------

Net Income (Loss) . . . . . . . . . . . . . . . . . . . . .                   $  32.4         $ (2.3)
                                                                              -------        -------
                                                                              -------        -------

Other Comprehensive Income, net of tax:
  Foreign currency translation adjustments. . . . . . . . .                   $   0.6         $ (0.2)
                                                                              -------        -------

Comprehensive Income. . . . . . . . . . . . . . . . . . . .                   $  33.0         $ (2.5)
                                                                              -------        -------
                                                                              -------        -------

Earnings Per Common Share . . . . . . . . . . . . . . . . .
     Basic. . . . . . . . . . . . . . . . . . . . . . . . .                   $   .21         $ (.02)
                                                                              -------        -------
                                                                              -------        -------
     Diluted. . . . . . . . . . . . . . . . . . . . . . . .                   $   .21         $ (.02)
                                                                              -------        -------
                                                                              -------        -------

Average Common Shares Outstanding
     Basic. . . . . . . . . . . . . . . . . . . . . . . . .                     151.7          137.0
     Diluted. . . . . . . . . . . . . . . . . . . . . . . .                     154.1          137.0

See Notes to Financial Statements.

Form 10-Q Part I                                          Convergys Corporation


                        CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in Millions, Except Per Share Amounts)


                                                                               (Unaudited)
                                                                                 March 31,    December 31,
                                                                                   1999          1998
                                                                                ----------    ------------
ASSETS
Current Assets
     Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .           $     20.2     $    3.8
     Receivables, less allowances of $9.5 and $9.8. . . . . . . . . .                355.3        314.3
     Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .                  9.3         10.9
     Prepaid expenses and other current assets. . . . . . . . . . . .                 35.8         31.5
                                                                                ----------     --------
          Total current assets. . . . . . . . . . . . . . . . . . . .                420.6        360.5

Property and equipment - net. . . . . . . . . . . . . . . . . . . . .                250.7        249.8
Goodwill and other intangibles - net. . . . . . . . . . . . . . . . .                726.8        687.4
Investment in cellular partnership. . . . . . . . . . . . . . . . . .                 89.2         81.6
Deferred charges and other assets . . . . . . . . . . . . . . . . . .                 58.4         71.6
                                                                                ----------     --------

          Total Assets. . . . . . . . . . . . . . . . . . . . . . . .           $  1,545.7     $1,450.9
                                                                                ----------     --------
                                                                                ----------     --------

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
     Debt maturing in one year. . . . . . . . . . . . . . . . . . . .           $    510.6     $  466.8
     Payables and other current liabilities . . . . . . . . . . . . .                227.6        231.1
                                                                                ----------     --------
          Total current liabilities . . . . . . . . . . . . . . . . .                738.2        697.9

Long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . .                 31.4         21.5
                                                                                ----------     --------

          Total liabilities . . . . . . . . . . . . . . . . . . . . .                769.6        719.4
                                                                                ----------     --------

Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . .                  8.5           --
                                                                                ----------     --------

Shareowners' Equity
     Common shares - without par value, 500,000,000 authorized;
          152,187,997 issued and outstanding. . . . . . . . . . . . .                206.0        206.0
     Additional paid-in capital . . . . . . . . . . . . . . . . . . .                478.2        475.1
     Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .                 85.4         53.0
     Accumulated other comprehensive income . . . . . . . . . . . . .                 (2.0)        (2.6)
                                                                                ----------     --------
          Total shareowners' equity . . . . . . . . . . . . . . . . .                767.6        731.5
                                                                                ----------     --------

Total Liabilities and Shareowners' Equity . . . . . . . . . . . . . .           $  1,545.7     $1,450.9
                                                                                ----------     --------
                                                                                ----------     --------

See Notes to Financial Statements.

Form 10-Q Part I                                          Convergys Corporation


            CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
                             (Amounts in Millions)
                                 (Unaudited)


                                                                  Three Months
                                                                 Ended March 31,
                                                            -----------------------
                                                              1999           1998
                                                            --------       --------
Common Shares
     Balance, beginning of period . . . . . . . .           $  206.0       $      -
                                                            --------       --------
          Balance, end of period. . . . . . . . .           $  206.0       $      -
                                                            --------       --------

Additional Paid-In Capital
     Balance, beginning of period . . . . . . . .           $  475.1       $      -
     Issuance of common shares. . . . . . . . . .                3.1              -
                                                            --------       --------
          Balance, end of period. . . . . . . . .           $  478.2       $      -
                                                            --------       --------

Retained Earnings
     Balance, beginning of period . . . . . . . .           $   53.0       $      -
     Net income . . . . . . . . . . . . . . . . .               32.4              -
                                                            --------       --------
          Balance, end of period. . . . . . . . .           $   85.4       $      -
                                                            --------       --------

Shareowner's Net Investment . . . . . . . . . . .
     Balance, beginning of period . . . . . . . .           $      -       $  428.4
     Net loss . . . . . . . . . . . . . . . . . .                  -           (2.3)
     Transfers from CBI, net. . . . . . . . . . .                  -            1.4
                                                            --------       --------
          Balance, end of period. . . . . . . . .           $      -       $  427.5
                                                            --------       --------

Accumulated Other Comprehensive Income
     Balance, beginning of period . . . . . . . .           $   (2.6)      $    2.4
     Foreign currency translation adjustments . .                0.6           (0.2)
                                                            --------       --------
          Balance, end of period. . . . . . . . .           $   (2.0)      $    2.2
                                                            --------       --------

Total Shareowners' Equity . . . . . . . . . . . .           $  767.6       $  429.7
                                                            --------       --------
                                                            --------       --------

See Notes to Financial Statements.

Form 10-Q Part I                                          Convergys Corporation

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in Millions)
                                     (Unaudited)

                                                                                                         Three Months
                                                                                                        Ended March 31,
                                                                                                    ----------------------
                                                                                                      1999           1998
                                                                                                    -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  32.4        $  (2.3)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .        29.6           18.4
          Deferred income tax provision . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2.7            0.9
          Purchased research and development costs. . . . . . . . . . . . . . . . . . . . . . .          -            42.6
          Undistributed earnings of cellular partnership. . . . . . . . . . . . . . . . . . . .        (7.6)          (4.0)
     Changes in assets and liabilities, net of effects from acquisitions:
          Increase in receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (33.7)         (23.8)
          Decrease (increase) in other current assets . . . . . . . . . . . . . . . . . . . . .        (4.3)           5.5
          Decrease in payables and other current liabilities. . . . . . . . . . . . . . . . . .        (5.7)         (16.8)
          Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10.7          (24.1)
                                                                                                    -------        -------

          Net cash provided (used) by operating activities. . . . . . . . . . . . . . . . . . .        24.1           (3.6)
                                                                                                    -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (23.4)         (10.4)
     Acquisitions, net of cash acquired . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (31.2)        (658.3)
                                                                                                    -------        -------

          Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . . . . .       (54.6)        (668.7)
                                                                                                    -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings under revolving credit facility, net. . . . . . . . . . . . . . . . . . . . . .        43.8
     Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -           (2.0)
     Change in intercompany debt payable to CBI . . . . . . . . . . . . . . . . . . . . . . . .           -          671.7
     Issuance of common shares. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3.1              -
     Transfers from CBI, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -            1.4
                                                                                                    -------        -------

          Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . . . .        46.9          671.1
                                                                                                    -------        -------

     Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . . .        16.4           (1.2)
     Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . . . .         3.8            2.1
                                                                                                    -------        -------
     Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . . . .     $  20.2        $   0.9
                                                                                                    -------        -------
                                                                                                    -------        -------

See Notes to Financial Statements.

Form 10-Q Part I                                           Convergys Corporation

                        NOTES TO FINANCIAL STATEMENTS
                 Amounts in Millions Except Per Share Amounts
                                 (Unaudited)


(1)  BACKGROUND AND BASIS OF PRESENTATION

     BACKGROUND

          Convergys Corporation (the Company) was organized on May 8, 1998, as a wholly-owned subsidiary of Cincinnati Bell Inc. (CBI) with 100 common shares outstanding. In the second quarter of 1998, CBI announced its intention to contribute to the Company the outstanding common shares of Cincinnati Bell Information Systems Inc. (CBIS) and MATRIXX Marketing Inc. (MATRIXX), to sell up to 20% of the Company's outstanding shares in an initial public offering and to distribute the remaining shares of the Company to shareowners of CBI in late 1998. In July 1998, CBI contributed to the Company the outstanding common shares of CBIS and MATRIXX along with its 45% limited partnership interest in a cellular communications services provider in southwestern and central Ohio and northern Kentucky (the Cellular Partnership). Upon transfer of the common shares of CBIS and MATRIXX, the two subsidiaries became subsidiaries of the Company doing business as the Information Management Group (IMG) and Customer Management Group (CMG), respectively.

          Effective August 4, 1998, the Company approved a share split which increased the number of outstanding common shares to 137.0. On August 13, 1998, the Company issued an additional 14.95 common shares, approximately 10% of the then outstanding shares, to the public at a price of $15 per share less underwriting discounts and commissions of $.98 per share (the Offering). On December 31, 1998, CBI distributed all of its remaining interest in the Company to existing CBI shareholders (the Distribution).

     BASIS OF PRESENTATION

          The consolidated financial statements for 1998 have been prepared using the historical results of operations and historical bases of the assets and liabilities of these businesses and have been presented as if the Company were a separate entity. Additionally, the consolidated financial statements for 1998 include the allocation of certain CBI corporate headquarters assets, liabilities and expenses relating to the Company's businesses that were transferred to the Company from CBI. Management believes these allocations are reasonable. All intercompany transactions and balances between the Company's businesses have been eliminated. Earnings per share for the three months ended March 31, 1998 has been calculated using the 137.0 common shares outstanding prior to the Offering.

          The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Note 3. The December 31, 1998 condensed balance sheet has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company's annual report on Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation.

(2)  CMG BUSINESS RESTRUCTURING

          In the fourth quarter of 1997, the Company approved a restructuring plan for CMG. The restructuring plan included the consolidation of certain CMG operating divisions and facilities. CMG recorded a special charge of
     $35.0, which reduced net income by $23.0.   At March 31, 1999, the balance
     of the restructuring liability was $10.8, primarily for lease termination and other facility consolidation costs. Remaining cash outflows under the plan are expected to be approximately $9 million. Management expects the restructuring plan activities to be substantially completed by the end of 1999.

                        NOTES TO FINANCIAL STATEMENTS
                 Amounts in Millions Except Per Share Amounts
                                 (Unaudited)

(3)  ACQUISITIONS

          On March 1, 1999, the Company paid approximately $53 to acquire an additional 50% ownership interest in Wiztec Solutions Ltd. (Wiztec). This investment increased the Company's ownership of Wiztec to approximately 70%. Wiztec, based in Herzlia, Israel, is a provider of subscriber management systems for multi-channel subscription television operators.
     The additional investment was financed using the Company's revolving credit facility. The investment will be accounted for under the purchase method of accounting. The Company is evaluating, through an independent valuation which is not yet complete, the final allocation of purchase price which could include an amount to be allocated to a research and development project that was in process at the time of the acquisition and has no alternative future use. The excess of purchase price and acquisitions costs over the fair value of assets acquired will be recorded as goodwill, which will be amortized on a straight-line basis over an anticipated fifteen-year life. The transaction has resulted in the Company's recording of a minority interest of $8.5 at March 31, 1999 related to the approximately 30% of Wiztec that is not owned by the Company.

          On March 26, 1999, the Company announced that its Board of Directors had authorized its wholly-owned subsidiary, Convergys Israel Investments, Ltd., to acquire through a tender offer all of the outstanding shares of Wiztec at a price of $18.30 per share. On April 29, 1999, the Company announced that approximately 80,000 shares were tendered pursuant to the offer by shareholders that were not affiliated with Convergys.

          Effective February 28, 1998, CMG acquired American Transtech, Inc. and the assets of AT&T's Canadian customer care business (Transtech) from AT&T for approximately $625 in cash. The acquisition was accounted for under the purchase method of accounting and was financed through short-term, variable rate debt. The Company allocated $42.6 of the purchase price to two in-process research and development projects that had not reached technological feasibility at the time of the acquisition and had no alternative future use. The fair values of the acquired assets were determined by an independent valuation performed at the time of the acquisition. The excess of the purchase price and acquisition costs over the fair value of the assets acquired was recorded as goodwill, which is being amortized on a straight-line basis over a thirty-year life.

          At the time of the acquisition, the Company began a process of evaluating an integration plan for the acquired operations. In 1998, the Company accrued as an addition to goodwill approximately $9.0 for severance of approximately 375 employees and other integration costs under this plan. Payments through March 31, 1999 under the plan were approximately $6. At March 31, 1999, the remaining balance of the integration liability is approximately $2, primarily for facility consolidation costs.

          The following unaudited pro forma data summarizes the combined results of operations of the Company and Transtech as though the acquisition had occurred as of the beginning of the three month period ended March 31, 1998:

     Revenues . . . . . . . . . . . . . . . . . .      $   371.0

     Net loss . . . . . . . . . . . . . . . . . .      $    (7.7)

     Loss per share:
          Basic . . . . . . . . . . . . . . . . .      $    (.06)
          Diluted . . . . . . . . . . . . . . . .      $    (.06)

          On January 8, 1998, CMG acquired the customer management assets of Maritz, Inc. for approximately $30 in cash. The acquisition agreement contains provisions that could increase the purchase price by up to $20 based upon the operating results of the acquired business over the two-year period after the acquisition. Based on the first year of results following the acquisition, the Company has paid an additional $3.7 to the former owners of Maritz, which has been included in goodwill at March 31, 1999. The acquisition was accounted for under the purchase method of accounting with resulting goodwill amortized over a twenty-five year life.

                        NOTES TO FINANCIAL STATEMENTS
                 Amounts in Millions Except Per Share Amounts
                                 (Unaudited)

(4)  SIGNIFICANT CUSTOMER

          Both of the Company's segments derive significant revenues from AT&T by providing information system and billing services and customer management services. Revenues from AT&T were 37.7% and 31.4% of the Company's consolidated revenues for the three-month period ended March 31, 1999 and March 31, 1998, respectively. Related accounts receivable from AT&T totaled $100.6 and $99.6 at March 31, 1999 and December 31, 1998, respectively. The Company's relationship with AT&T includes its use of AT&T communication services, which is particularly significant to the CMG segment. The Company's spending for these services with AT&T was $19.0 and $7.5 for the three-month period ended March 31, 1999 and March 31, 1998, respectively.

(5)  CONTINGENCIES

          The Company is from time to time subject to routine complaints incidental to the business. The Company believes that the results of any complaints and proceedings will not have a material adverse effect on the Company's financial condition.

(6)  RECENTLY ISSUED ACCOUNTING STANDARDS

          In March 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and requires the capitalization of certain expenditures for software that is purchased or internally developed for use in the business. The prospective implementation of SOP 98-1 in the first quarter of 1999 did not have a material impact on the Company's results of operations for the three months ended March 31, 1999.

          In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company occasionally employs a small number of financial instruments to manage its exposure to fluctuations in interest rates and foreign currency exchange rates. The Company does not hold or issue such financial instruments for trading purposes. The Company does not expect the impact of adoption of SFAS 133 to be material.

                        NOTES TO FINANCIAL STATEMENTS
                 Amounts in Millions Except Per Share Amounts
                                 (Unaudited)

(7)  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     INDUSTRY SEGMENT INFORMATION
          The Company operates in two industry segments which are identified by service offerings. IMG is principally engaged in providing information systems and billing services to the communications, cable and broadband services industries. CMG provides a full range of outsourced marketing and customer management services to large companies.

          The Company does not allocate activities below the operating income level to its reported segments. Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. Assets are those assets used in the operations of the segment. The Company's business segment information is as follows:

                                                                      Three Months
                                                                     Ended March 31,
                                                                 -----------------------
     MILLIONS OF DOLLARS                                           1999           1998
     -------------------                                         --------       --------
     Revenues
          Information management. . . . . . . . .                $  157.1       $  143.9
          Less:  intersegment . . . . . . . . . .                    (9.0)          (2.1)
          Customer management . . . . . . . . . .                   251.7          166.9
          Less:  intersegment . . . . . . . . . .                      --           (0.1)
                                                                 --------       --------
                                                                 $  399.8       $  308.6
                                                                 --------       --------
                                                                 --------       --------
     Depreciation and Amortization
          Information management. . . . . . . . .                $    8.6       $    6.7
          Customer management . . . . . . . . . .                    20.7           11.7
          Corporate and other . . . . . . . . . .                      .3             --
                                                                 --------       --------
                                                                 $   29.6       $   18.4
                                                                 --------       --------
                                                                 --------       --------

     Special Item - Acquired Research and Development
          Customer management . . . . . . . . . .                $     --       $   42.6
                                                                 --------       --------
                                                                 --------       --------

     Operating Income (Loss)
          Information management. . . . . . . . .                $   30.3       $   27.0
          Customer management . . . . . . . . . .                    23.7          (28.3)
          Corporate and other . . . . . . . . . .                    (1.2)            --
                                                                 --------       --------
                                                                 $   52.8       $   (1.3)
                                                                 --------       --------
                                                                 --------       --------

     Capital Expenditures (including acquisitions)
          Information management. . . . . . . . .                $   63.5       $    5.6
          Customer management . . . . . . . . . .                    12.3          663.1
          Corporate and other . . . . . . . . . .                      .7             --
                                                                 --------       --------
                                                                 $   76.5       $  668.7
                                                                 --------       --------
                                                                 --------       --------

     Total Assets
          Information management. . . . . . . . .                $  474.5       $  280.5
          Customer management . . . . . . . . . .                 1,010.2          981.4
          Corporate and other . . . . . . . . . .                    61.0           96.9
                                                                 --------       --------
                                                                 $1,545.7       $1,358.8
                                                                 --------       --------
                                                                 --------       --------

Form 10-Q Part I                                          Convergys Corporation

                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     Convergys Corporation (the Company) is a leading provider of outsourced information and customer management services. The Company focuses on developing long-term strategic relationships with clients in customer-intensive industries including telecommunications, cable, cable telephony, satellite broadcasting, Internet services, utilities, technology, financial services, consumer products, healthcare and direct marketing. The company serves its client base through its two operating subsidiaries: (i) Information Management Group (IMG), which provides outsourced billing and information services; and (ii) Customer Management Group (CMG), which provides outsourced marketing and customer support services to large companies. For certain clients, IMG and CMG jointly provide a full range of billing and customer management services.

     The consolidated financial statements of the Company reflect the results of operations, financial position and cash flows of the businesses contributed to the Company by Cincinnati Bell Inc. (CBI). The amounts presented for the three months ended March 31, 1998 have been carved out from the financial statements of CBI using the historical results of operations and the historical bases of the assets and liabilities of the contributed businesses. The financial statements include the allocation of certain corporate overhead expenses from CBI to the Company. Additionally, through December 23, 1998, the Company's debt financing was provided by CBI at rates based on CBI's external borrowing rates. On December 23, 1998, the Company repaid the debt payable to CBI with financing obtained through a revolving credit facility. The Company's borrowing costs are expected to be somewhat higher under its external financing arrangements. Management believes that the assumptions made in preparing the 1998 consolidated financial statements of the Company on a carve-out basis are reasonable. The 1998 financial information presented, however, may not necessarily reflect the results of operations, financial position and cash flows of the Company in the future or what they would have been had the Company been a separate, stand-alone entity during 1998.

     The following discussion and the related consolidated financial statements and accompanying notes contain certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from results discussed in such forward-looking statements.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data. Detailed comparisons of revenue and expenses are presented in the discussions of IMG and CMG, which follow the consolidated results discussion. Results for interim periods may not be indicative of the results for the full years.

CONSOLIDATED OVERVIEW
THREE MONTHS ENDED MARCH 31, 1999 VERSUS THREE MONTHS ENDED MARCH 31, 1998

     The Company's revenues for the first quarter of 1999 totaled $399.8, an increase of $91.2 (30%) from $308.6 in the first quarter of 1998. Effective February 28, 1998, the Company acquired American Transtech, Inc. and the Canadian assets of AT&T's Canadian customer care business (Transtech) from AT&T. The Company's revenues increased approximately 8% adjusted to include Transtech as if it had been acquired at the beginning of both periods. This revenue increase reflects increases experienced by both of the Company's subsidiaries.


     The Company's operating expenses for the first quarter of 1999 totaled $347.0, an increase of $79.7 (30%) from $267.3 in the first quarter of 1998. The Company's operating expenses, excluding the 1998 special item, increased approximately 4% adjusted to include Transtech as if it had been acquired at the beginning of both periods. This increase was largely the result of increased business volume in the Company's operating segments.

     The Company recorded a $42.6 special item in the first quarter of 1998 related to the expensing of in-process research and development costs for the Transtech acquisition. This special item decreased net income by $26.4.

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's operating income was $52.8 in the first quarter of 1999, an increase of $11.5 (28%) from $41.3 in the first quarter of 1998, excluding the 1998 special item.

     The Company's equity in earnings of its Cellular Partnership increased to $7.6 for the first quarter 1999 as compared to $4.0 for the same period in 1998. Interest expense increased to $7.5 in the first quarter of 1999 from $6.4 in the first quarter of 1998, as a result of a full quarter's interest on borrowings to finance the acquisition of Transtech and borrowings to finance the increased ownership interest in Wiztec in 1999. Net income for the first quarter of 1999 was $32.4 or $.21 per share as compared to net income of $.17 per share in the first quarter of 1998, excluding the 1998 special item. Including the 1998 special item, the Company reported a net loss of $2.3 or $.02 per share in the first quarter of 1998.

INFORMATION MANAGEMENT

                                                             Three Months
                                                            Ended March 31,
                                                  ---------------------------------
($ Millions)                                       1999      1998     CHANGE    %
                                                  ------    ------    -------------
Revenues:
     Information processing. . . . . . .          $ 94.3    $ 88.7    $  5.6      6
     Professional and consulting . . . .            37.5      34.3       3.2      9
     License and other . . . . . . . . .             6.3       6.8      (0.5)    (7)
     International . . . . . . . . . . .            10.0      11.9      (1.9)   (16)
     Intercompany services for CMG . . .             9.0       2.2       6.8      -
                                                  ------    ------    ------
       Total revenues. . . . . . . . . .           157.1     143.9      13.2      9

Costs of products and services . . . . .            84.9      71.4      13.5     19
Selling, general and administrative
  expenses . . . . . . . . . . . . . . .            16.9      17.6      (0.7)    (4)
Research and development costs . . . . .            13.5      16.5      (3.0)   (18)
Depreciation and amortization. . . . . .             8.5       6.7       1.8     27
Year 2000 programming costs. . . . . . .             3.0       4.7      (1.7)   (36)
                                                  ------    ------    ------
     Total costs . . . . . . . . . . . .           126.8     116.9       9.9      8
                                                  ------    ------    ------

Operating income . . . . . . . . . . . .          $ 30.3    $ 27.0    $  3.3     12

THREE MONTHS ENDED MARCH 31, 1999 VERSUS THREE MONTHS ENDED MARCH 31, 1998

     Revenues for the Company's information management segment were $157.1 for the first quarter of 1999, an increase of $13.2 (9%) from $143.9 in the first quarter of 1998. Information processing revenue increased to $94.3 in the first quarter of 1999 from $88.7 in the first quarter of 1998, primarily as a result of subscriber growth in IMG's wireless client base. IMG's wireless billing clients' subscriber levels increased 22% in the quarter from levels in the first quarter of 1998. The increase in information processing revenues was partially offset by contractual rate reductions, some of which were triggered by certain clients' higher subscriber levels. IMG's professional and consulting service revenues increased to $37.5 in the first quarter of 1999 from $34.3 in the first quarter of 1998. This increase was primarily attributable to growth in such services for cellular and personal communication services (PCS) clients and new opportunities in the cable broadband market. These increases were partially offset by reduced services to a client which was acquired by an IMG competitor. IMG's license and other revenues were $6.3 in the first quarter of 1999 as compared to $6.8 in the first quarter of 1998. IMG's international revenues decreased $1.9 in the first quarter of 1999 from the first quarter of 1998, primarily reflecting the termination of one wireless contract and the winding down of two long-term international contracts. IMG's intercompany revenues for services provided to CMG increased by $6.8 over the first quarter of 1998, principally as a result of IMG providing the processing services supporting CMG's Transtech operations beginning in June 1999.

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     IMG's costs and expenses were $126.8 in the first quarter of 1999, an increase of $9.9 (8%) over $116.9 in the first quarter of 1998. The increase was principally the result of increased direct costs associated with a higher level of business volume and incremental costs from an acquired data center facility. Labor cost increases included the effect of higher wage rates, particularly for software professionals. This increase was partially offset by decreased research and development investment of $3.0 mainly as projects moved toward increased focus on support and enhancement opportunities. The increase was also offset by a decrease in Year 2000 programming costs to $3.0 in the first quarter of 1999 from $4.7 in the first quarter of 1998.

     IMG relies on a few large clients for a majority of its revenue. IMG's top three clients accounted for 46% of its revenues for the first three months of 1999, down from 53% in the first quarter of 1998. IMG maintains multi-year contracts with its clients. IMG may renegotiate one or more major contracts in 1999, which could involve exchanging lower prices for longer contract terms and broader relationships.

     The wireless industry, which IMG serves, is currently experiencing a trend toward consolidation. 360 Degree Communications, representing approximately 3% of the Company's first quarter 1999 revenues, was acquired during 1998 by Alltel, one of IMG's competitors. The related contract extends through 2006 and does not provide for early termination without a material uncured IMG breach. However, in December 1998, Alltel purported to exercise a right to license the related software from IMG and terminate the contract. The Company has filed a request for declaratory judgment in the U.S. District Court affirming the Company's position that the contract has no provision requiring that the software be licensed nor for its early termination. In February 1999, Alltel filed a counterclaim against the Company, asking the U.S. District Court to declare that Alltel has the right to license the software and that the Company's failure to license constituted a breach of the contract. In May 1998, SBC Communications reached an agreement to acquire Ameritech, a client representing approximately 3% of the Company's first quarter 1999 revenues. IMG and Ameritech have signed a binding letter of intent, which extends the current contract through 2004. Additionally, Ameritech has agreed to sell certain of its wireless communications properties, representing approximately 50% of its wireless subscribers, to GTE. The sale of these properties to GTE is dependent on regulatory approval of SBC Communications' acquisition of Ameritech, which is currently pending.

     A significant amount of IMG's growth is the result of continued increases in the number of wireless subscribers in the domestic marketplace. If the domestic wireless industry growth rate were to decline in the future, IMG's ability to grow revenues and earnings could be affected.

CUSTOMER MANAGEMENT

                                                            Three Months
                                                           Ended March 31,
                                                  --------------------------------
($ Millions)                                       1999      1998    Change     %
                                                  ------    ------   -------------
Revenues:
     Dedicated services. . . . . . . . .          $186.8    $113.3    $73.5     65
     Traditional services. . . . . . . .            49.7      45.7      4.0      9
     International . . . . . . . . . . .            15.2       7.9      7.3     92
                                                  ------    ------   ------
       Total revenues. . . . . . . . . .          $251.7    $166.9    $84.8     51

Costs of products and services . . . . .           151.7     103.9     47.8     46
Selling, general and administrative. . .
  expenses . . . . . . . . . . . . . . .            46.5      33.5     13.0     39
Research and development costs . . . . .             6.0       2.6      3.4    131
Depreciation and amortization. . . . . .            20.7      11.6      9.1     78
Year 2000 programming costs. . . . . . .             3.1       1.0      2.1     --
Special items:
     Acquired research and . . . . . . .
     development costs . . . . . . . . .             --       42.6     (42.6)   --
                                                  ------    ------   ------
          Total costs. . . . . . . . . .           228.0     195.2      32.8    --
                                                  ------    ------   ------

Operating income (loss). . . . . . . . .           $23.7    $(28.3)   $ 52.0    --

                        MANAGEMENT DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1999 VERSUS THREE MONTHS ENDED MARCH 31, 1998

     Revenue for the Company's customer management segment, CMG, were $251.7 in the first quarter of 1999, an increase of $84.8 (51%) from $166.9 in the first quarter of 1998. The revenue increase was approximately 10%, adjusted for the acquisition of Transtech. Dedicated services revenues (typically longer-term relationships where CMG provides value-added customer service, technical support and sales account management primarily through personnel dedicated to a specific client) increased by $73.5, including most of the revenue increase contributed by Transtech. Traditional campaign-based teleservices revenues increased by approximately 9% over the first quarter of 1998, reflecting a strong recovery for this portion of the business. CMG's international revenues increased $7.3 in the first quarter of 1999 over levels in the first quarter of 1998, reflecting the growth of the Company's dedicated customer service business in Europe and the acquisition of Exit Marketing AB in Sweden late in 1998.

     CMG's costs and expenses were $228.0 in the first quarter of 1999, an increase of $75.4 (49%) from $152.6 in the first quarter of 1998, excluding special items. Costs and expenses increased by approximately 5% adjusted for
the acquisition of Transtech.   This increase was primarily due to higher
wage costs and a $2.1 increase in Year 2000 programming costs. Included in the increase resulting from the Transtech acquisition was an increase of $3.3 in goodwill and other intangible amortization and the majority of CMG's increased research and development costs.

     CMG's top two clients accounted for 44% of its revenues for the first three months of 1999, up from 35% for the same period in 1998. The loss of any significant clients would have an adverse effect on its revenues and profits. The acquisition of Transtech has increased the portion of CMG's revenues from its top two clients, but the related eight-year customer management agreement with AT&T helps reduce the risk of loss for that portion of the business. Additionally, during the first quarter of 1999, CMG agreed to a four-year extension of its contract to provide customer management services to DirecTV, its second largest client. However, significant quarterly fluctuations may still occur. CMG must continue to win new contracts and expand its business with existing clients in a competitive industry that has current excess capacity in its call centers.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
     Operating cash flows have generally been sufficient to fund the Company's cash needs, other than for acquisitions. The Company's acquisitions have historically been financed by borrowings. At March 31, 1999, the Company had $511 of short-term variable rate debt outstanding. The Company's short-term borrowing facilities have a $600 maximum and expire in December 1999. The Company will enter into discussions late in 1999 to extend the facility and may seek to refinance some of the outstanding borrowings on a longer-term fixed rate basis.

CASH PROVIDED BY OPERATING ACTIVITIES
     The Company's operating activities generated $24.1 in cash during the first quarter of 1999 while the Company used $3.6 in cash during 1998. The Transtech and Maritz acquisitions in the first quarter of 1998 required cash to finance post-acquisition working capital needs, as accounts receivable for both acquired entities increased, as expected, from the levels at the acquisition date. Excluding approximately $50 in cash used to finance these working capital needs, cash provided by operating activities in the first quarter of 1998 was approximately $46.4. The decline in cash from operating activities, after adjusting for the 1998 post-acquisition working capital needs, is the result of increased accounts receivable levels, principally at CMG. The increase in CMG's receivables is primarily attributable to the timing of the receipt of payments from one large customer.

     The additional investment in Wiztec was the most significant use of cash during the first quarter of 1999. Excluding Wiztec, capital expenditures in the first quarter of 1999 were $23.4, up $13.0 from 1998. During the first quarter of 1999, the Company incurred $1.2 in cash payments related to the 1997 CMG restructuring plan. Future cash outflows under the plan are expected to be approximately $9 primarily for ongoing facility lease obligations.

                        MANAGEMENT DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET
     The $41.0 increase in accounts receivable from December 31, 1998 to March 31, 1999 was largely attributable to the increase in CMG's accounts receivable discussed above and the inclusion of Wiztec's accounts receivable in the March 31, 1999 balance sheet. Increases in goodwill and other intangibles and outstanding debt, were also caused by the Wiztec transaction.

YEAR 2000 PROGRAMMING

     The Company initiated a program in 1995 to identify and address issues associated with the ability of its date-sensitive information and business systems and equipment to recognize the Year 2000 properly. Given its reliance on its information and business systems, the Company's Year 2000 efforts have primarily focused on information technology systems. The Company incurred $6.2 in expenses during the first three months of 1999 in order to prepare for the Year 2000 and $5.7 in the first three months of 1998. The Company estimates its Year 2000 expenses in 1999 will be in a range of $10 to $15.

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

     The Company maintains business continuity plans to limit disruptions to its operations. As part of its Year 2000 efforts, the Company has updated these plans to address Year 2000 issues. The Company has obtained Year 2000 compliance statements from all significant vendors. Although the Company anticipates minimal business disruption as a result of the century change, if the Company were to be unsuccessful in preparing for the Year 2000, this could have a material adverse impact on the Company. Such an impact could include the inability of IMG to process bills and other transactions for its clients in a timely manner, which could lead to the incurrence of contractual penalties. Similarly, this could include disruptions to CMG's ability to handle client call volumes appropriately, which could also lead to contractual penalties. The failure of one of the Company's significant clients or vendors (in particular, utilities or telecommunication services providers) to prepare for the Year 2000 successfully could have a material adverse impact on the Company.

MARKET RISK
     The Company is exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. It is the Company's policy to enter into interest rate and foreign currency transactions only to the extent considered necessary to meet its objectives. The Company has not entered into interest rate or foreign currency transactions for speculative purposes. The Company's foreign currency exposures were immaterial at March 31, 1999.

     At March 31, 1999, the Company had approximately $511 in variable rate, short-term debt. The Company's exposure to interest rate risk results from it's variable rate, short-term debt outstanding under its credit facility. Based upon the Company's level of indebtedness at March 31, 1999, a one percentage point increase in the weighted average interest rate would increase the Company's annual interest expense by $5.1.

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FLUCTUATIONS IN QUARTERLY RESULTS
     The Company has experienced, and in the future could experience, quarterly variations in revenues as a result of a variety of factors, many of which are outside of the control of the Company. These factors include: the timing of new contracts, the timing of increased expenses incurred in support of new business, the timing and frequency of client spending for system enhancement requests, the timing of contractual rate reductions triggered by subscriber growth and the seasonal pattern of the customer management segment of the Company.

BUSINESS DEVELOPMENT ACTIVITIES

     On March 1, 1999, the Company paid approximately $53 to acquire an additional 50% ownership interest in Wiztec Solutions Ltd. (Wiztec). This investment increased the Company's ownership of Wiztec to approximately 70%. On March 26, 1999, the Company announced that its Board of Directors has authorized its wholly-owned subsidiary, Convergys Israel Investments, Ltd., to acquire through a tender offer all of the outstanding shares of Wiztec. On April 29, 1999, the Company announced that an approximately 80,000 additional shares had been tendered by shareholders not affiliated with the Company pursuant to the offer.

                           PART II - OTHER INFORMATION


 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          The following is filed as an Exhibit to Part I of this Form 10-Q:

          Exhibit
          Number
          ------
            27                Financial Data Schedule

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  Convergys Corporation





Date:  May 10, 1999                               /S/ Steven G. Rolls
                                                  ---------------------------
                                                  Steven G. Rolls
                                                  Chief Financial Officer