Form 10-Q
period 1999-06-30
CONVERGYS CORP
filed 1999-08-13
CIK 1062047

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ____________ to ____________ .


                         Commission File Number 1-14379



                              CONVERGYS CORPORATION



                Incorporated under the laws of the State of Ohio

                 201 East Fourth Street, Cincinnati, Ohio 45202

                I.R.S. Employer Identification Number 31-1598292
                      Telephone - Area Code (513) 723-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X.  No      .
                                                   ----    ----

At July 31, 1999, 152,597,721 Common Shares were outstanding.

                         PART I - FINANCIAL INFORMATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                 (Amounts in Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                                  Three Months          Six Months
                                                                 Ended June 30,       Ended June 30,
                                                                ----------------     ----------------
                                                                 1999      1998       1999      1998
                                                                ------    ------     ------    ------
Revenues ....................................................   $426.2    $363.6     $826.0    $672.2
                                                                ------    ------     ------    ------

Costs and Expenses
    Cost of providing services and products sold.............    243.3     213.6      470.8     386.8
    Selling, general and administrative......................     73.0      54.8      137.2     105.7
    Research and development costs...........................     20.4      19.5       39.9      38.6
    Depreciation.............................................     20.3      17.0       40.4      30.0
    Amortization.............................................     10.3       9.3       19.8      14.7
    Year 2000 programming costs..............................      2.8       7.8        9.0      13.5
    Purchased research and development costs.................      2.0        --        2.0      42.6
                                                                ------    ------     ------    ------
         Total costs and expenses............................    372.1     322.0      719.1     631.9
                                                                ------    ------     ------    ------

Operating Income.............................................     54.1      41.6      106.9      40.3

Equity in Earnings of Cellular Partnership...................      9.1       6.8       16.7      10.8
Other Income (Expense), net..................................     (0.5)      0.7       (1.2)      0.7
Interest Expense.............................................      8.5      11.2       16.0      17.6
                                                                ------    ------     ------    ------

Income Before Income Taxes...................................     54.2      37.9      106.4      34.2
Income Taxes.................................................     21.4      14.3       41.2      12.9
                                                                ------    ------     ------    ------
Net Income ..................................................   $ 32.8    $ 23.6     $ 65.2    $ 21.3
                                                                ------    ------     ------    ------
                                                                ------    ------     ------    ------

Other Comprehensive Income, net of tax:
  Foreign currency translation adjustments...................   $  1.5    $ (1.6)    $  2.1    $ (1.8)
  Unrealized gain on investments.............................      2.7        --        2.7        --
                                                                ------    ------     ------    ------
     Total other comprehensive income........................      4.2      (1.6)       4.8      (1.8)
                                                                ------    ------     ------    ------

Comprehensive Income.........................................   $ 37.0    $ 22.0     $ 70.0    $ 19.5
                                                                ------    ------     ------    ------
                                                                ------    ------     ------    ------

Earnings Per Common Share....................................
    Basic....................................................   $  .22    $  .17     $  .43    $  .16
                                                                ------    ------     ------    ------
                                                                ------    ------     ------    ------
    Diluted..................................................   $  .21    $  .17     $  .42    $  .16
                                                                ------    ------     ------    ------
                                                                ------    ------     ------    ------

Average Common Shares Outstanding Including Equivalents
    Basic....................................................    151.6     137.0      151.6     137.0
    Diluted..................................................    154.1     137.0      154.1     137.0

See Notes to Financial Statements.

Form 10-Q Part I                                           Convergys Corporation

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in Millions, Except Share Amounts)

                                                                      (Unaudited)
                                                                        June 30,      December 31,
                                                                         1999             1998
                                                                       ----------     ------------
ASSETS
Current Assets
   Cash and cash equivalents.......................................    $   20.3         $    3.8
   Receivables, less allowances of $12.3 and $9.8..................       339.6            314.3
   Deferred income taxes...........................................        10.1             10.9
   Prepaid expenses and other current assets.......................        37.9             31.5
                                                                       --------         --------
     Total current assets..........................................       407.9            360.5

Property and equipment - net.......................................       290.5            249.8
Goodwill and other intangibles - net...............................       702.0            687.4
Investment in cellular partnership.................................        87.0             81.6
Deferred charges and other assets..................................        60.2             71.6
                                                                       --------         --------
     Total Assets..................................................    $1,547.6         $1,450.9
                                                                       --------         --------
                                                                       --------         --------

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
   Debt maturing in one year.......................................    $  464.0         $  466.8
   Payables and other current liabilities..........................       251.4            239.6
                                                                       --------         --------
     Total current liabilities.....................................       715.4            706.4

Long-term liabilities..............................................        13.4             13.0
                                                                       --------         --------

     Total liabilities.............................................       728.8            719.4
                                                                       --------         --------

Minority interest..................................................        10.6               --
                                                                       --------         --------

Shareowners' Equity
   Common shares - without par value, 500,000,000 authorized;
     152,504,423 issued and outstanding............................       206.0            206.0
   Additional paid-in capital......................................       481.8            475.1
   Retained earnings...............................................       118.2             53.0
   Accumulated other comprehensive income..........................         2.2             (2.6)
                                                                       --------         --------
     Total shareowners' equity.....................................       808.2            731.5
                                                                       --------         --------
     Total Liabilities and Shareowners' Equity.....................    $1,547.6         $1,450.9
                                                                       --------         --------
                                                                       --------         --------

See Notes to Financial Statements.

Form 10-Q Part I                                           Convergys Corporation

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in Millions)
                                   (Unaudited)

                                                                                                  Six Months
                                                                                                 Ended June 30,
                                                                                              ------------------
                                                                                               1999       1998
                                                                                              -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.............................................................................    $  65.2    $  21.3
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization........................................................       60.2       44.7
     Deferred income tax provision........................................................        2.5        1.7
     Purchased research and development costs.............................................        2.0       42.6
     Undistributed earnings of cellular partnership.......................................       (5.4)     (11.0)
   Changes in assets and liabilities, net of effects from acquisitions:
     Increase in receivables..............................................................      (17.3)     (58.0)
     Decrease (increase) in other current assets..........................................       (6.4)       5.7
     Increase (decrease) in payables and other current liabilities........................        8.2      (14.5)
     Other, net...........................................................................        6.5      (29.6)
                                                                                              -------    -------

     Net cash provided by operating activities............................................      115.5        2.9
                                                                                              -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures...................................................................      (52.2)     (41.2)
   Acquisitions, net of cash acquired.....................................................      (50.7)    (658.3)
                                                                                              -------    -------

     Net cash used in investing activities................................................     (102.9)    (699.5)
                                                                                              -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments under revolving credit facility, net........................................       (2.8)        --
   Repayment of long-term debt............................................................         --       (3.1)
   Change in debt payable to CBI..........................................................         --      698.4
   Issuance of common shares..............................................................        6.7         --
   Transfers from CBI, net................................................................         --        0.7
                                                                                              -------    -------

     Net cash provided by financing activities............................................        3.9      696.0
                                                                                              -------    -------

   Net increase (decrease) in cash and cash equivalents...................................       16.5       (0.6)
   Cash and cash equivalents at beginning of period.......................................        3.8        2.1
                                                                                              -------    -------
   Cash and cash equivalents at end of period.............................................    $  20.3    $   1.5
                                                                                              -------    -------
                                                                                              -------    -------

See Notes to Financial Statements.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

(1)      BACKGROUND AND BASIS OF PRESENTATION

         BACKGROUND

             Convergys Corporation (the Company) was organized on May 8, 1998, as a wholly owned subsidiary of Cincinnati Bell Inc. (CBI) with 100 common shares outstanding. In the second quarter of 1998, CBI announced its intention to contribute to the Company the outstanding common shares of Cincinnati Bell Information Systems Inc. (CBIS) and MATRIXX Marketing Inc. (MATRIXX), to sell up to 20% of the Company's outstanding shares in an initial public offering and to distribute the remaining shares of the Company to shareowners of CBI in late 1998. In July 1998, CBI contributed to the Company the outstanding common shares of CBIS and MATRIXX along with its 45% limited partnership interest in a cellular communications services provider in southwestern and central Ohio and northern Kentucky (the Cellular Partnership). Upon transfer of the common shares of CBIS and MATRIXX, the two subsidiaries became subsidiaries of the Company doing business as the Information Management Group (IMG) and Customer Management Group (CMG), respectively. The consolidated financial statements of the Company reflect the results of operations, financial position and cash flows of the businesses contributed to the Company by CBI.

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

         BASIS OF PRESENTATION

             The consolidated financial statements for 1998 have been prepared using the historical results of operations and historical bases of the assets and liabilities of the Company's businesses and have been presented as if the Company were a separate entity. Additionally, the consolidated financial statements for 1998 include the allocation of certain CBI corporate headquarters' expenses. Management believes these allocations are reasonable. All intercompany transactions and balances between the Company's businesses have been eliminated. Earnings per share for the three and six months ended June 30, 1998 has been calculated using the 137.0 common shares outstanding prior to the Offering.

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

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

(2)      CMG BUSINESS RESTRUCTURING

             In the fourth quarter of 1997, the Company approved a restructuring plan for CMG. The restructuring plan included the consolidation of certain CMG operating divisions and facilities. CMG recorded a special charge of $35.0, which reduced net income by $23.0. At June 30, 1999, the balance of the restructuring liability was $10.0, primarily for lease termination and other facility consolidation costs. Remaining cash outflows under the plan are expected to be approximately $8 million. Management expects the restructuring plan activities to be substantially completed by the end of 1999.


(3)      ACQUISITIONS

             On June 15, 1999, the Company paid approximately $20 to acquire the assets of Technology Applications Inc. (TAI), a software development and systems integration company that creates customer care and billing software for Internet service providers. The acquisition was accounted for under the purchase method of accounting with resulting goodwill being amortized over a ten-year life.

             On March 1, 1999, the Company paid approximately $53 to acquire an additional 50% ownership interest in Wiztec Solutions Ltd. (Wiztec). This investment increased the Company's ownership of Wiztec to approximately 70%. Wiztec, based in Herzlia, Israel, is a provider of subscriber management systems for multi-channel subscription television operators. The investment was accounted for under the purchase method of accounting. The Company allocated $2.0 of the purchase price to one in-process research and development project that had not reached technological feasibility at the time of the acquisition and had no alternative future use. The excess of the purchase price over the fair value of the tangible assets acquired was allocated principally to Wiztec's software ($30) and trademarks ($13). The fair value of the assets acquired was determined by an independent valuation performed at the time of the acquisition. The transaction resulted in the Company recording a minority interest of $10.6 at June 30, 1999 related to the approximately 30% of Wiztec owned by minority shareowners.

             On August 5, 1999, the Company paid approximately $57 in cash to increase its ownership interest in Wiztec to 95%. The additional shares were acquired pursuant to a $25.00 per share tender offer which expired on July 30, 1999. This transaction will result in the Company recording goodwill which will be amortized over a useful life of 15 years.

             Effective February 28, 1998, CMG acquired American Transtech, Inc. and the assets of AT&T's Canadian customer care business (Transtech) from AT&T for approximately $625 in cash. The acquisition was accounted for under the purchase method of accounting and was financed through short-term, variable rate debt.

             At the time of the acquisition, the Company began a process of evaluating an integration plan for the acquired operations. In 1998, the Company accrued as an addition to goodwill approximately $9 for severance of approximately 375 employees and other integration costs under this plan. Payments through June 30, 1999 under the plan were approximately $7. At June 30, 1999, the remaining balance of the integration liability is approximately $2, primarily for facility consolidation costs.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

             The following unaudited pro forma data summarizes the combined results of operations of the Company and Transtech as though the acquisition had occurred as of the beginning of the six-month period ended June 30, 1998:

                                                                1998
                                                               ------
         Revenues...........................................   $734.6

         Net Income.........................................   $ 15.9

         Income per share:
             Basic..........................................   $  .12
             Diluted........................................   $  .12

             On January 8, 1998, CMG acquired the customer management assets of Maritz, Inc. for approximately $30 in cash. The acquisition agreement contains provisions that could increase the purchase price by up to $20 based upon the operating results of the acquired business over the two-year period after the acquisition. Based on the first year of results following the acquisition, the Company has paid an additional $3.7 to the former owners of Maritz, which has been included in goodwill at June 30, 1999. The acquisition was accounted for under the purchase method of accounting with resulting goodwill amortized over a twenty-five year life.


(4)      SIGNIFICANT CUSTOMER

             Both of the Company's segments derive significant revenues from AT&T by providing information system and billing services and customer management services. Revenues from AT&T were 39.0% and 35.6% of the Company's consolidated revenues for the six-month periods ended June 30, 1999 and June 30, 1998, respectively. Related accounts receivable from AT&T totaled $62.8 and $99.6 at June 30, 1999 and December 31, 1998, respectively. The Company's relationship with AT&T includes its use of AT&T communication services, which is particularly significant to the CMG segment. The Company's spending for these services with AT&T was $57.2 and $35.9 for the six-month periods ended June 30, 1999 and June 30, 1998, respectively.


(5)      CONTINGENCIES

             The Company is from time to time subject to routine complaints incidental to the business. The Company believes that the results of any complaints and proceedings will not have a material adverse effect on the Company's financial condition.


(6)      BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

         INDUSTRY SEGMENT INFORMATION
             The Company operates in two industry segments which are identified by service offerings. IMG is principally engaged in providing information systems and billing services to the communications, cable and broadband services industries. CMG provides a full range of outsourced marketing and customer management services to large companies.

                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Amounts in Millions Except Per Share Amounts)
                                 (Unaudited)


             The Company does not allocate activities below the operating income level to its reported segments. Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. The Company's business segment information is as follows:

                                                        Three Months          Six Months
                                                       Ended June 30,        Ended June 30,
                                                     -----------------     -----------------
         Millions of Dollars                          1999       1998       1999       1998
         -------------------                         ------     ------     ------     ------
         Revenues
           Information management................    $171.1     $146.1     $328.2     $290.0
           Customer management...................     263.8      222.1      515.5      389.0
           Less: intersegment....................      (8.7)      (4.6)     (17.7)      (6.8)
                                                     ------     ------     ------     ------
                                                     $426.2     $363.6     $826.0     $672.2
                                                     ------     ------     ------     ------
                                                     ------     ------     ------     ------
         Depreciation and Amortization
           Information management................    $  9.5     $  7.4     $ 18.0     $ 14.1
           Customer management...................      20.7       18.9       41.5       30.6
           Corporate.............................       0.4         --        0.7         --
                                                     ------     ------     ------     ------
                                                     $ 30.6     $ 26.3     $ 60.2     $ 44.7
                                                     ------     ------     ------     ------
                                                     ------     ------     ------     ------

         Special Item - Acquired Research
           and Development
           Information management................    $  2.0     $   --     $  2.0     $   --
           Customer management...................        --         --         --       42.6
                                                     ------     ------     ------     ------
                                                     $  2.0     $   --     $  2.0     $ 42.6
                                                     ------     ------     ------     ------
                                                     ------     ------     ------     ------

         Operating Income (Loss)
           Information management................    $ 30.7     $ 27.6     $ 61.0     $ 54.6
           Customer management...................      25.2       14.0       48.9      (14.3)
           Corporate.............................      (1.8)        --       (3.0)        --
                                                     ------     ------     ------     ------
                                                     $ 54.1     $ 41.6     $106.9     $ 40.3
                                                     ------     ------     ------     ------
                                                     ------     ------     ------     ------

         Capital Expenditures (including
           acquisitions)
           Information management................    $ 25.6     $ 16.0     $ 89.1     $ 21.6
           Customer management...................      16.6       17.8       28.9      681.7
           Corporate.............................       7.5         --        8.2         --
                                                     ------     ------     ------     ------
                                                     $ 49.7     $ 33.8     $126.2     $703.3
                                                     ------     ------     ------     ------
                                                     ------     ------     ------     ------

                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Amounts in Millions Except Per Share Amounts)
                                 (Unaudited)


BACKGROUND

    Convergys Corporation (the Company) is a leading provider of outsourced information and customer management services. The Company focuses on developing long-term strategic relationships with clients in customer-intensive industries including telecommunications, cable, broadband, satellite broadcasting, Internet services, utilities, technology, banking and financial services, consumer products, healthcare and pharmaceuticals. The Company serves its client base through its two operating subsidiaries: (i) Information Management Group (IMG), which provides outsourced billing and information services; and (ii) Customer Management Group (CMG), which provides outsourced marketing and customer support services. For certain clients, IMG and CMG jointly provide a full range of billing and customer management services.

    The consolidated financial statements of the Company reflect the results of operations, financial position and cash flows of the businesses contributed to the Company by Cincinnati Bell Inc. (CBI). The amounts presented for the three and six months ended June 30, 1998 have been carved out from the financial statements of CBI using the historical results of operations and the historical bases of the assets and liabilities of the contributed businesses. The 1998 financial statements include the allocation of certain corporate expenses from CBI to the Company. Additionally, through December 23, 1998, the Company's debt financing was provided by CBI at rates based on CBI's external borrowing rates. On December 23, 1998, the Company repaid the debt payable to CBI with financing obtained through a revolving credit facility. Management believes that the assumptions made in preparing the 1998 consolidated financial statements of the Company on a carve-out basis are reasonable. The 1998 financial information presented, however, may not necessarily reflect the results of operations, financial position and cash flows of the Company in the future or what they would have been had the Company been a separate, stand-alone entity during 1998.

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

CONSOLIDATED OVERVIEW
THREE MONTHS ENDED JUNE 30, 1999 VERSUS THREE MONTHS ENDED JUNE 30, 1998

    The Company's revenues for the second quarter of 1999 totaled $426.2, a 17% increase from the second quarter of 1998. This higher revenue reflects increases experienced by both of the Company's subsidiaries. The Company's operating expenses for the second quarter of 1999 totaled $372.1, a 16% increase from the second quarter of 1998, reflecting greater business volume. The Company's operating income, excluding a $2.0 million special item recorded by IMG to expense purchased in-process research and development costs, was $56.1 in the second quarter of 1999, a 35% increase from the second quarter of 1998. Including the special item, operating income was $54.1 in the second quarter of 1999.

    The Company's equity in earnings of its Cellular Partnership increased 34% for the second quarter of 1999 as compared to the same period in 1998. Interest expense decreased 24% in the second quarter of 1999 from the second quarter of 1998, as a result of strong operating cash flow and application of the August 1998 initial public offering proceeds to repay borrowings. Net income, excluding the special item for the second quarter of 1999, was $34.8, or $.23 per share, a 47% increase from $23.6 or $.17 per share in the second quarter of 1998. Including the special item, net income for the second quarter of 1999 was $32.8 or $.21 per share.

                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Amounts in Millions Except Per Share Amounts)
                                 (Unaudited)


SIX MONTHS ENDED JUNE 30, 1999 VERSUS SIX MONTHS ENDED JUNE 30, 1998

    The Company's revenues for the first half of 1999 totaled $826.0, a 23% increase from the first half of 1998. Effective February 28, 1998, the Company acquired American Transtech, Inc. and the Canadian assets of AT&T's Canadian customer care business (Transtech) from AT&T. The Company's revenues for the six-month period increased approximately 12% adjusted to include Transtech as if it had been acquired at the beginning of both periods. The Company's operating expenses for the first half of 1999 totaled $717.1, a 22% increase over the first half of 1998, excluding special items. The Company's operating expenses increased approximately 4% adjusted to include Transtech as if it had been acquired at the beginning of both periods.

    The Company's results for the six months ended June 30, 1999 and 1998, reflect special items recorded by the Company to expense in-process research and development costs associated with acquisitions. Results for the six months ended June 30, 1999 reflect the expensing of $2.0 (pre-tax and after tax) in acquisition related research and development costs. Results for the six months ended June 30, 1998 reflect the expensing of $42.6 (26.4 after tax) in acquisition-related research and development costs.

    The Company's operating income was $108.9 in the first half of 1999, a 31% increase from the first half of 1998, excluding special items. Including the special items, operating income was $106.9 in the first half of 1999 and $40.3 in the first half of 1998.

    The Company's equity in earnings of its Cellular Partnership in the first half of 1999 was $16.7, a 55% increase from the first half of 1998. Interest expense decreased 9% in the first half of 1999 from the first half of 1998 as a result of strong operating cash flow and application of the August 1998 initial public offering proceeds to repay borrowings. Net income for the first half of 1999 was $67.2, or $.44 per share, a 41% increase compared to $47.7, or $.35 per share, for the first half of 1998, excluding special items in both periods. Including the special items, the Company's net income was $65.2 or $.42 per share in the first half of 1999 and $21.3 or $.16 per share in the first half of 1998.

INFORMATION MANAGEMENT

                                              Three Months                      Six Months
($ Millions)                                 Ended June 30,                   Ended June 30,
                                     ------------------------------   ------------------------------
                                      1999     1998    CHANGE    %     1999     1998    CHANGE    %
                                     ------   ------   ------   ---   ------   ------   ------   ---
Revenues:
  Information processing...........  $100.8   $ 89.3    $11.5    13   $195.1   $178.0    $17.1    10
  Professional and consulting......    37.5     36.5      1.0     3     75.0     70.8      4.2     6
  License and other................    11.1      6.2      4.9    79     17.4     13.1      4.3    33
  International....................    13.0      9.5      3.5    37     23.0     21.4      1.6     7
                                     ------   ------    -----         ------   ------    -----
    External revenues..............   162.4    141.5     20.9    15    310.5    283.3     27.2    10
  Intercompany services for CMG....     8.7      4.6      4.1    --     17.7      6.7     11.0    --
                                     ------   ------    -----         ------   ------    -----
    Total revenues.................   171.1    146.1     25.0    17    328.2    290.0     38.2    13

Costs of products and services         89.9     74.6     15.3    21    174.8    145.9     28.9    20
Selling, general and
  administrative expenses..........    19.6     16.6      3.0    18     36.5     34.2      2.3     7
Research and development costs.....    16.8     15.0      1.8    12     30.3     31.5     (1.2)   (4)
Depreciation.......................     7.1      5.9      1.2    20     13.9     11.1      2.8    25
Amortization.......................     2.4      1.5      0.9    60      4.1      3.0      1.1    37
Year 2000 programming costs........     2.6      5.0     (2.4)  (48)     5.6      9.7     (4.1)  (42)
Special item.......................     2.0       --      2.0    --      2.0       --      2.0    --
                                     ------   ------    -----         ------   ------    -----
     Total costs...................   140.4    118.6     21.8    18    267.2    235.4     31.8    14
                                     ------   ------    -----         ------   ------    -----

Operating income...................  $ 30.7   $ 27.5   $  3.2    12   $ 61.0   $ 54.6    $ 6.4    12

                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Amounts in Millions Except Per Share Amounts)
                                 (Unaudited)


THREE MONTHS ENDED JUNE 30, 1999 VERSUS THREE MONTHS ENDED JUNE 30, 1998

    Excluding intercompany activity, revenues for the Company's information management segment were $162.4 for the second quarter of 1999, a 15% increase from the second quarter of 1998. Information processing revenues increased 13% in the second quarter of 1999 over the second quarter of 1998, primarily as a result of subscriber growth in IMG's wireless client base. IMG's wireless billing clients' subscriber levels increased 24% in the quarter from levels in the second quarter of 1998. Professional and consulting revenues rose 3% from the second quarter of 1998 as increased system enhancement services for personal communication services (PCS) clients were offset by reduced services to a client which was acquired by an IMG competitor. IMG's license and other revenues increased to $11.1 in the second quarter of 1999 reflecting general growth in the Company's cable operations and license and support fees associated with the Company's contract with Media One which was signed in the fourth quarter of 1998. IMG's international revenues increased 37% to $13.0 in the second quarter of 1999 from the second quarter of 1998, primarily reflecting the Company's acquisition of a controlling interest in Wiztec Solutions, Ltd. (Wiztec) which more than offset the termination of one wireless contract in the first quarter of 1999 and the winding down of two long-term international contracts at the end of 1998.

    IMG's costs and expenses excluding a special item were $138.4 in the second quarter of 1999, a 17% increase over the second quarter of 1998. The increase was principally the result of increased direct costs associated with higher business volume and incremental costs from an acquired data center facility. Labor cost increases included the effect of higher wage rates, particularly for software professionals. This increase was partially offset by a $2.4 decrease in Year 2000 programming costs in the second quarter of 1999 from the second quarter of 1998. The decrease in Year 2000 programming costs reflects IMG's progress in modifying its systems and software to prepare for the Year 2000 date change.

    In connection with the purchase of a controlling interest in Wiztec, IMG expensed $2.0 of in-process research and development costs as a special item in the second quarter of 1999. The amount expensed relates to an ongoing development project that had not reached technological feasibility at the time of transaction and has no alternative future use. The amount of the charge was based on an independent valuation using the exclusion method with a risk-adjusted discount rate of 30%. This project was estimated to be approximately 16% complete at the time of the transaction, with anticipated future costs of $14.8. The Company would not be materially affected if this project were not to be completed successfully.

SIX MONTHS ENDED JUNE 30, 1999 VERSUS SIX MONTHS ENDED JUNE 30, 1998

    Excluding intercompany revenues, revenues for the Company's information management segment were $310.5 for the first half of 1999, a 10% increase from the first half of 1998. Information processing revenues increased 10% to $195.1 in the first half of 1999 from the first half of 1998, primarily as a result of subscriber growth in IMG's wireless client base. IMG's wireless billing clients' subscriber levels increased 23% in the first six months from levels in the first six months of 1998. The increase in information processing revenues was partially offset by contractual rate reductions which went into effect in the first quarter of 1999, some of which were triggered by certain clients' higher subscriber levels. IMG's professional and consulting service revenues increased 6% to $75.0 in the first half of 1999 over the first half of 1998. This increase was primarily attributable to growth in such services for cellular and personal communication services
(PCS) clients and new opportunities in the cable broadband market. These increases were partially offset by reduced services to a client, which was acquired by an IMG competitor. IMG's license and other revenues increased $4.3 in the first half of 1999 as compared to the first half of 1998. IMG's international revenues increased $1.6 in the first half of 1999 from the first half of 1998, primarily reflecting the Wiztec acquisition in March 1999, which was offset by termination of one wireless contract and the winding down of two long-term international contracts.

    IMG's costs and expenses, excluding a special item, were $265.2 in the first half of 1999, a 13% increase over the first half of 1998. This increase was principally the result of higher direct costs associated with greater business volume and incremental costs from an acquired data center facility. Labor costs increased due to higher wage rates, particularly for software professionals. These increased costs and expenses were partially offset by a $4.1 decrease in Year 2000 programming costs in the first half of 1999 from the first half of 1998.

                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Amounts in Millions Except Per Share Amounts)
                                 (Unaudited)


    IMG relies on a few large clients for a majority of its revenues. IMG's top three clients accounted for 46% of its revenues for the first six months of 1999, down from 52% in the first six months of 1998. IMG maintains multi-year contracts with its clients. On August 2, 1999, IMG announced an extension of its contract with AT&T Wireless Services (AWS), an affiliate of AT&T Corporation which is IMG's largest customer. The billing and customer service contract with AWS, which was to expire in 2001, will now run into 2004.

    The wireless industry, which IMG serves, is currently experiencing a trend toward consolidation. 360 Degree Communications, representing approximately 3% of the Company's revenues in the first half of 1999 was acquired during 1998 by Alltel, one of IMG's competitors. The related contract extends through 2006 and does not provide for early termination without a material uncured IMG breach. However, in December 1998, Alltel purported to exercise a right to license the related software from IMG and terminate the contract. The Company has filed a request for declaratory judgment in the U.S. District Court affirming the Company's position that the contract has no provision requiring that the software be licensed nor for its early termination. In February 1999, Alltel filed a counterclaim against the Company, asking the U.S. District Court to declare that Alltel has the right to license the software and that the Company's failure to license constituted a breach of the contract. In May 1998, SBC Communications reached an agreement to acquire Ameritech, a client representing approximately 3% of the Company's first half of 1999 revenues. On August 5, 1999, IMG announced that it had agreed to an extension of the Ameritech contract through September 30, 2004. Under the agreement, IMG will remain the exclusive billing service provider for Ameritech Mobile Communications, Inc. Additionally, the Ameritech contract extension provides terms under which IMG would continue to serve the approximately 50% of Ameritech's subscribers that Ameritech has agreed to transfer to GTE under provisions that the Company believes are as favorable as those currently in place. The transfer of these subscribers to GTE is dependent on regulatory approval of SBC Communications' acquisition of Ameritech, which is currently pending.

    A significant amount of IMG's growth is the result of continued increases in the number of wireless subscribers in the domestic marketplace. If the domestic wireless industry growth rate were to decline in the future, IMG's ability to grow revenues and earnings could be affected.

CUSTOMER MANAGEMENT

                                              Three Months                      Six Months
($ Millions)                                 Ended June 30,                   Ended June 30,
                                     ------------------------------   ------------------------------
                                      1999     1998    CHANGE    %     1999     1998    CHANGE    %
                                     ------   ------   ------   ---   ------   ------   ------   ---
Revenues:
  Dedicated services...............  $205.1   $169.9   $ 35.2    21   $391.9   $283.3   $108.6    38
  Traditional services.............    44.3     43.9      0.4     1     94.0     89.6      4.4     5
  International....................    14.4      8.3      6.1    73     29.6     16.1     13.5    83
                                     ------   ------   ------         ------   ------   ------
      Total revenues...............  $263.8   $222.1   $ 41.7    19   $515.5   $389.0   $126.5    33

Costs of products and services.....   161.9    143.7     18.2    13    313.6    247.7     65.9    27
Selling, general and
  administrative expenses..........    52.0     38.2     13.8    36     98.4     71.5     26.9    27
Research and development costs.....     3.7      4.5     (0.8)  (18)     9.7      7.1      2.6    27
Depreciation.......................    12.9     11.0      1.9    17     25.8     18.9      6.9    37
Amortization.......................     7.8      7.9     (0.1)   (1)    15.7     11.7      4.0    34
Year 2000 programming costs........     0.3      2.8     (2.5)  (89)     3.4      3.8     (0.4)  (11)
Special item.......................      --       --       --    --       --     42.6    (42.6)   --
                                     ------   ------   ------         ------   ------   ------
      Total costs..................   238.6    208.1     30.5    15    466.6    403.3     63.3    16
                                     ------   ------   ------         ------   ------   ------

Operating income (loss)............  $ 25.2   $ 14.0   $ 11.2    80   $ 48.9   $(14.3)  $ 63.2    --

THREE MONTHS ENDED JUNE 30, 1999 VERSUS THREE MONTHS ENDED JUNE 30, 1998

    Revenues for the Company's customer management segment, CMG, was $263.8 in the second quarter of 1999, a 19% increase from the second quarter of 1998. Dedicated services revenues (typically longer-term relationships where CMG provides value-added customer service, technical support and sales account

                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Amounts in Millions Except Per Share Amounts)
                                 (Unaudited)


management primarily through personnel dedicated to a specific client) increased by $35.2 which is primarily the result of growth in services provided to communications and direct broadcast clients. Traditional, campaign-based, teleservices revenues were essentially unchanged. CMG's international revenues increased $6.1 in the second quarter of 1999 over levels in the second quarter of 1998, reflecting the growth of the Company's dedicated customer service business in Europe and the acquisition of Exit Marketing AB in Sweden late in 1998.

    CMG's costs and expenses were $238.6 in the second quarter of 1999, a 15% increase from the second quarter of 1998. This increase was primarily due to higher labor and facility costs needed to support higher revenues and was partially offset by lower Year 2000 programming costs.

SIX MONTHS ENDED JUNE 30, 1999 VERSUS SIX MONTHS ENDED JUNE 30, 1998

    Revenue for the Company's customer management segment, CMG, was $515.5 in the first half of 1999, a 33% increase from the first half of 1998. The revenue increase was approximately 14%, adjusted for the acquisition of Transtech. Dedicated services revenues rose $108.6, including most of the revenue increase contributed by Transtech. Traditional, campaign-based, teleservices revenues increased by approximately 5% over the first half of 1998. CMG's international revenues increased $13.4 in the first half of 1999 over levels in the first half of 1998, reflecting the growth of the Company's dedicated customer service business in Europe and the acquisition of Exit Marketing AB in Sweden late in 1998.

    CMG's costs and expenses were $466.6 in the first half of 1999, a 16% increase from the first half of 1998. Costs and expenses increased by approximately 1% adjusted for the acquisition of Transtech. This increase was primarily due to higher labor and facility costs needed to support higher revenues and was partially offset by lower Year 2000 programming costs. Included in the increase resulting from the Transtech acquisition was an increase of $3.3 in goodwill and other intangible amortization and the majority of CMG's increased research and development costs.

    CMG's top two clients accounted for 45% of its revenues for the first six months of 1999, up from 41% for the same period in 1998. The loss of any significant client would have an adverse effect on its revenues and profits. The acquisition of Transtech has increased the portion of CMG's revenues from its top two clients, but the related eight-year customer management agreement with AT&T helps reduce the risk of loss for that portion of the business. Additionally, during the first quarter of 1999, CMG agreed to an extension of its contract through 2002 to provide customer management services to DirecTV, its second largest client. However, significant quarterly fluctuations may still occur.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

    Operating cash flows have historically been more than sufficient to fund the Company's cash needs, other than for acquisitions. The Company's acquisitions have historically been financed with a combination of borrowings and operating cash flows. At June 30, 1999, the Company had $464 of short-term variable rate debt outstanding. The Company's short-term borrowing facilities have a $600 borrowing capacity and expire in December 1999. The Company will enter into discussions late in 1999 to extend the facility and may seek to refinance some of the outstanding borrowings on a longer-term fixed rate basis.

CASH PROVIDED BY OPERATING ACTIVITIES

    The Company's operating activities generated $115.5 in cash during the first half of 1999 compared to $2.9 during the first half of 1998. The increase in cash from operating activities is the result of increased earnings, the receipt of an $11.3 distribution from the Cellular Partnership in the second quarter of 1999 and acquisition-related working capital needs that decreased cash flows from operations in the first half of 1998.

    The additional investment in Wiztec and the acquisition of TAI during the first half of 1999 required approximately $51 in cash. Excluding acquisitions, capital expenditures in the first half of 1999 were $52.2, up from $41.2 from 1998 and were principally related to opening of additional call centers. During the first half of 1999, the Company incurred $1.9 in cash payments related to the 1997 CMG restructuring plan. Future cash outflows under the plan are expected to be approximately $9, primarily for ongoing facility lease obligations.

                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Amounts in Millions Except Per Share Amounts)
                                 (Unaudited)


BALANCE SHEET

    The $25.3 increase in accounts receivable from December 31, 1998 to June 30, 1999 was largely attributable to revenue increases and the inclusion of Wiztec's accounts receivable in the June 30, 1999 balance sheet. Increases in property and equipment and goodwill and other intangibles, were also caused by the Wiztec and TAI transactions.

YEAR 2000 PROGRAMMING

    The Company initiated a program in 1995 to identify and address issues associated with the ability of its date-sensitive information and business systems and equipment to recognize the Year 2000 properly. Given its reliance on its information and business systems, the Company's Year 2000 efforts have primarily focused on information technology systems. The Company incurred $2.8 and $9.0 in expenses during the three and six month periods ended June 30, 1999, respectively, in order to prepare for the Year 2000 and $7.8 and $13.5 in the same periods of 1998. The Company estimates its Year 2000 expenses in 1999 will be in a range from $12 to $15.

    A steering committee chaired by the Company's Chief Executive Officer and composed of upper-level management personnel, has set the direction for, and monitored the activity of, Convergys' Year 2000 Program Management Office. The Program Management Office's responsibility is to make Convergys Year 2000 compliant. The Program Management Office is also communicating with vendors and clients with which the Company's systems interface, or upon whom the Company's systems rely, to determine their progress toward Year 2000 compliance. Additionally, senior management provides a report on the Company's progress toward Year 2000 compliance at each meeting of the Company's Board of Directors.

    IMG has adopted a repair strategy to modify its existing systems for the Year 2000. IMG's assessment, remediation, implementation and testing phases of the project are substantially complete. IMG has met its goal for its data centers, software and other information technology systems to be Year 2000 compliant and tested by June 30, 1999. Continual testing will occur through the second half of 1999 and into 2000 to ensure continued compliance.

    CMG has adopted a strategy that includes both repair and replacement of current systems. CMG has completed the assessment, implementation and remediation phases of its plan and is substantially complete regarding systems testing. CMG's has extended its goal for completing compliance testing for a limited number of projects beyond the original June 30, 1999 target date. All of CMG's software, telecom equipment and other information technology systems are expected to be Year 2000 compliant and tested by the end of the third quarter.

    For the second half 1999 the majority of the Company's Year 2000 efforts will be focused on rollover and contingency planning to address issues that may arise despite the Company's remediation and testing efforts. The Company maintains business continuity plans to limit disruptions to its operations. As part of its Year 2000 efforts, the Company has updated these plans to address Year 2000 issues. The Company has obtained Year 2000 compliance statements from all significant vendors. Although the Company anticipates minimal business disruption as a result of the century change, if the Company were to be unsuccessful in preparing for the Year 2000, this could have a material adverse impact on the Company. Such an impact could include the inability of IMG to process bills and other transactions for its clients in a timely manner, which could lead to contractual penalties. Similarly, this could include disruptions to CMG's ability to handle client call volumes appropriately, which could also lead to contractual penalties. The failure of one of the Company's significant clients or vendors (in particular, utilities or telecommunication services providers) to prepare for the Year 2000 successfully could have a material adverse impact on the Company.

MARKET RISK

    The Company is exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. It is the Company's policy to enter into interest rate and foreign currency transactions only to the extent considered necessary to meet its objectives. The Company has not entered into interest rate or foreign currency transactions for speculative purposes.

                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Amounts in Millions Except Per Share Amounts)
                                 (Unaudited)


    At June 30, 1999, the Company had approximately $464 in variable rate, short-term debt. The Company's exposure to interest rate risk results from it's variable rate, short-term debt outstanding under its credit facility. Based upon the Company's level of indebtedness at June 30, 1999, a one-percentage point increase in the weighted average interest rate would increase the Company's annual interest expense by $4.6.

FLUCTUATIONS IN QUARTERLY RESULTS

    The Company has experienced, and in the future could experience, quarterly variations in revenues as a result of a variety of factors, many of which are outside of the control of the Company. These factors include: the timing of new contracts, the timing of increased expenses incurred in support of new business, the timing and frequency of client spending for system enhancement requests, the timing of contractual rate reductions triggered by subscriber growth or the passage of time and the seasonal pattern of the customer management segment of the Company.

BUSINESS DEVELOPMENT ACTIVITIES

    On August 5, 1999, the Company paid approximately $57 in cash to increase its ownership interest in Wiztec from approximately 70% to 95%. The additional shares were acquired pursuant to a $25.00 per share tender offer which expired on July 30, 1999. It is the Company's intention to acquire the remaining 5% of Wiztec later in 1999 for approximately $10, based upon the tender offer price of $25.00 per share.

Form 10-Q Part II                                          Convergys Corporation

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



                                            Convergys Corporation


Date:  August 13, 1999                      /s/ Steven G. Rolls
                                            ----------------------------------
                                            Steven G. Rolls
                                            Chief Financial Officer