Form 10-Q
period 1999-09-30
CONVERGYS CORP
filed 1999-11-15
CIK 1062047

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________ to __________.


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
                                                        -    -


     At October 31, 1999, 152,711,727 Common Shares were outstanding.

                         PART I - FINANCIAL INFORMATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                 (Amounts in Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                       Three Months            Nine Months
                                                    Ended September 30,    Ended September 30,
                                                   --------------------   ---------------------
                                                      1999        1998         1999       1998
                                                   ---------  ---------   ----------  ---------
Revenues .......................................   $   450.2  $   370.3   $  1,276.2  $ 1,042.5
                                                   ---------  ---------   ----------  ---------

Costs and Expenses
    Cost of providing services and products sold       255.1      210.8        725.9      597.5
    Selling, general and administrative ........        74.5       54.5        211.7      160.3
    Research and development costs .............        22.1       24.2         62.0       62.8
    Depreciation ...............................        21.8       18.6         62.2       48.6
    Amortization ...............................        12.4        9.2         32.2       23.9
    Year 2000 programming costs ................         2.2        7.2         11.2       20.7
    Purchased research and development costs ...         --         --           2.0       42.6
                                                   ---------  ---------   ----------  ---------
         Total costs and expenses ..............       388.1      324.5      1,107.2      956.4
                                                   ---------  ---------   ----------  ---------

Operating Income ...............................        62.1       45.8        169.0       86.1

Equity in Earnings of Cellular Partnership .....        10.2        4.6         26.9       15.4
Other Income (Expense), net ....................         0.3       (0.2)        (0.9)       0.5
Interest Expense ...............................        (8.4)      (9.1)       (24.4)     (26.7)
                                                   ---------  ---------   ----------  ---------

Income Before Income Taxes .....................        64.2       41.1        170.6       75.3
Income Taxes ...................................        24.5       15.5         65.7       28.4
                                                   ---------  ---------   ----------  ---------

Net Income .....................................   $    39.7  $    25.6   $    104.9  $    46.9
                                                   ---------  ---------   ----------  ---------
                                                   ---------  ---------   ----------  ---------

Other Comprehensive Income, net of tax:
  Foreign currency translation adjustments .....   $    (0.7) $    (1.0)  $      1.3  $    (2.8)
  Unrealized gain on investments ...............         8.3       (2.1)        11.0       (2.1)
                                                   ---------  ---------   ----------  ---------
     Total other comprehensive income ..........         7.6       (3.1)        12.3       (4.9)
                                                   ---------  ---------   ----------  ---------

Comprehensive Income ...........................   $    47.3  $    22.5   $    117.2       42.0
                                                   ---------  ---------   ----------  ---------
                                                   ---------  ---------   ----------  ---------
Earnings Per Common Share
    Basic ......................................   $     .26  $     .18   $      .69  $     .34
                                                   ---------  ---------   ----------  ---------
                                                   ---------  ---------   ----------  ---------
    Diluted ....................................   $     .26  $     .18   $      .68  $     .34
                                                   ---------  ---------   ----------  ---------
                                                   ---------  ---------   ----------  ---------

Average Common Shares
    Basic ......................................       151.7      144.8        151.7      139.6
    Diluted ....................................       155.0      145.1        154.4      139.7


See Notes to Financial Statements.

Form 10-Q Part I                                           Convergys Corporation

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in Millions, Except Share Amounts)

                                                                      (Unaudited)
                                                                      September 30,     December 31,
                                                                         1999              1998
                                                                      ------------      ------------
ASSETS
Current Assets
   Cash and cash equivalents.....................................     $       42.4      $        3.8
   Receivables, less allowances of $15.6 and $9.8................            351.8             314.3
   Deferred income taxes.........................................             17.6              10.9
   Prepaid expenses and other current assets.....................             39.8              31.5
                                                                      ------------      ------------
     Total current assets........................................            451.6             360.5

Property and equipment - net.....................................            298.1             249.8
Goodwill and other intangibles - net.............................            744.0             687.4
Investment in cellular partnership...............................             97.2              81.6
Deferred charges and other assets................................             72.1              71.6
                                                                      ------------      ------------

     Total Assets................................................     $    1,663.0      $    1,450.9
                                                                      ------------      ------------
                                                                      ------------      ------------
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
   Debt maturing in one year.....................................     $      500.5      $      466.8
   Payables and other current liabilities........................            289.2             239.6
                                                                      ------------      ------------
     Total current liabilities...................................            789.7             706.4

Long-term liabilities............................................             15.7              13.0
                                                                      ------------      ------------

     Total liabilities...........................................            805.4             719.4
                                                                      ------------      ------------


Shareowners' Equity
   Common shares - without par value, 500,000,000 authorized;
     152,717,745 issued and outstanding..........................            206.0             206.0
   Additional paid-in capital....................................            484.0             475.1
   Retained earnings.............................................            157.9              53.0
   Accumulated other comprehensive income........................              9.7              (2.6)
     Total shareowners' equity...................................            857.6             731.5
                                                                     -------------      ------------

     Total Liabilities and Shareowners' Equity...................      $   1,663.0      $    1,450.9
                                                                      ------------      ------------
                                                                      ------------      ------------


See Notes to Financial Statements.

Form 10-Q Part I                                          Convergys Corporation


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in Millions)
                                   (Unaudited)

                                                                                                             Nine Months
                                                                                                          Ended September 30,
                                                                                                        ---------------------
                                                                                                          1999          1998
                                                                                                        --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income....................................................................................       $  104.9     $   46.9
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...............................................................           94.4         72.5
     Deferred income tax provision...............................................................            1.5          1.7
     Purchased research and development costs....................................................            2.0         42.6
     Undistributed earnings of cellular partnership..............................................          (15.6)       (15.4)
   Changes in assets and liabilities, net of effects from acquisitions:
     Increase in receivables.....................................................................          (30.6)       (34.0)
     Decrease (increase) in other current assets.................................................           (8.3)         5.9
     Increase (decrease) in payables and other current liabilities...............................           52.5         (7.7)
     Other, net..................................................................................           (6.5)       (14.7)
                                                                                                        ---------    ---------

     Net cash provided by operating activities...................................................          194.3         97.8
                                                                                                        --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures..........................................................................          (88.8)       (65.0)
   Acquisitions, net of cash acquired............................................................         (114.4)      (658.3)
                                                                                                        --------     --------

     Net cash used in investing activities.......................................................         (203.2)      (723.3)
                                                                                                        --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under revolving credit facility, net...............................................           33.7           -
   Repayment of long-term debt...................................................................              -         (6.1)
   Change in debt payable to CBI.................................................................              -        424.6
   Issuance of Wiztec common shares under Wiztec option plans....................................            4.9            -
   Issuance of common shares.....................................................................            8.9        206.3
                                                                                                        --------     --------

     Net cash provided by financing activities...................................................           47.5        624.8
                                                                                                        --------     --------

   Net increase (decrease) in cash and cash equivalents..........................................           38.6         (0.7)
   Cash and cash equivalents at beginning of period..............................................            3.8          2.1
                                                                                                        --------     --------
   Cash and cash equivalents at end of period....................................................       $   42.4     $    1.4
                                                                                                        --------     --------
                                                                                                        --------     --------


See Notes to Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)


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

         Effective August 4, 1998, the Company approved a share split which increased the number of outstanding common shares to 137.0. On August 13, 1998, the Company issued an additional 14.95 common shares, approximately 10% of the then outstanding shares, to the public at a price of $15 per share less underwriting discounts and commissions of $.98 per share. On December 31, 1998, CBI distributed all of its remaining interest in the Company to existing CBI shareholders.

         BASIS OF PRESENTATION

         The consolidated financial statements for 1998 have been prepared using the historical results of operations and historical bases of the assets and liabilities of the Company's businesses and have been presented as if the Company was a separate entity during 1998. Additionally, the consolidated financial statements for 1998 include the allocation of certain CBI corporate headquarters' expenses. Management believes these allocations are reasonable. All intercompany transactions and balances between the Company's businesses have been eliminated.

         The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Note 3. The December 31, 1998 condensed balance sheet has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation.

(2)      CMG BUSINESS RESTRUCTURING

         In the fourth quarter of 1997, the Company approved a restructuring plan for CMG. The restructuring plan included the consolidation of certain CMG operating divisions and facilities. CMG recorded a special charge of $35.0, which reduced net income by $23.0. At September 30, 1999, the balance of the restructuring liability was $9.0, primarily for lease termination and other facility consolidation costs. Management expects the restructuring plan activities to be substantially completed by the end of 1999.

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

         During the nine months ended September 30, 1999, the Company paid approximately $115 in a series of transactions to acquire an additional 75% ownership interest in Wiztec Solutions Ltd. (Wiztec). These transactions increased the Company's ownership of Wiztec to approximately 95%. Wiztec, based in Herzlia, Israel, is a provider of subscriber management systems for multi-channel subscription television operators. The investment was accounted for under the purchase method of accounting. The Company allocated $2.0 of the purchase price to one in-process research and development project that had not reached technological feasibility at the time of the acquisition and had no alternative future use. The fair value of the assets acquired was determined by an independent valuation performed at the time of the acquisition. The excess of the purchase price over the fair value of the tangible assets acquired was allocated principally to software ($29), trademarks ($13) and goodwill ($51). Goodwill will be amortized over a 15-year life.

         Effective February 28, 1998, CMG acquired American Transtech, Inc. and the assets of AT&T's Canadian customer care business (Transtech) from AT&T for approximately $625 in cash. The acquisition was accounted for under the purchase method of accounting. At the time of the acquisition, the Company began a process of evaluating an integration plan for the acquired operations. In 1998, the Company increased goodwill by approximately $9 for employee severance and other integration costs. At September 30, 1999, implementation of this plan was substantially complete.

         The following unaudited pro forma data summarizes the combined results of operations of the Company and Transtech as though the acquisition had occurred as of the beginning of the nine-month period ended September 30, 1998:

                                                                         1998
                                                                   -------------
         Revenues.........................................            $ 1,104.9

         Net Income.......................................            $    41.5

         Earnings per share:
             Basic........................................            $      .30
             Diluted......................................            $      .30

         On January 8, 1998, CMG acquired the customer management assets of Maritz, Inc. for approximately $30 in cash. The acquisition agreement contains provisions that could increase the purchase price by up to $20 based upon the operating results of the acquired business over the two-year period after the acquisition. Based on the first year of results following the acquisition, the Company has paid an additional $3.7 to the former owners of Maritz, which has been included in goodwill. The acquisition was accounted for under the purchase method of accounting with goodwill amortized over a twenty-five year life.

(4)      SIGNIFICANT CUSTOMER

         Both of the Company's segments derive significant revenues from AT&T. Revenues from AT&T were 39.6% and 37.5% of the Company's consolidated revenues for the nine-month periods ended September 30, 1999 and 1998, respectively. Related accounts receivable from AT&T totaled $102.4 and $99.6 at September 30, 1999 and December 31, 1998, respectively. The Company's relationship with AT&T includes its use of AT&T communication services, which is particularly significant to the CMG segment. The Company's spending for these services with AT&T was $78.5 and $69.8 for the nine-month periods ended September 30, 1999 and September 30, 1998, respectively.

(5)      CONTINGENCIES

         The Company is from time to time subject to routine complaints incidental to the business. The Company believes that the results of any complaints and proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

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

         The Company does not allocate activities below the operating income level to its reported segments. Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. The Company's business segment information is as follows:

                                                                        Three Months                   Nine Months
                                                                     Ended September 30,             Ended September 30,
                                                                 -------------------------       -------------------------
                                                                    1999            1998            1999            1998
                                                                 ---------       ---------       ---------       ---------
         Revenues
             Information management.......................       $   179.1       $   147.9       $   507.3       $   437.9
             Customer management..........................           279.9           231.4           795.4           620.4
             Less: intersegment...........................            (8.8)           (9.0)          (26.5)          (15.8)
                                                                 ---------       ---------       ---------       ---------
                                                                 $   450.2       $   370.3       $ 1,276.2       $ 1,042.5
                                                                 ---------       ---------       ---------       ---------
                                                                 ---------       ---------       ---------       ---------

         Depreciation
             Information management.......................       $     7.7       $     6.2       $    21.7       $    17.3
             Customer management..........................            13.6            12.4            39.5            31.3
             Corporate....................................             0.5              --             1.0              --
                                                                 ---------       ---------       ---------       ---------
                                                                 $    21.8       $    18.6       $    62.2       $    48.6
                                                                 ---------       ---------       ---------       ---------
                                                                 ---------       ---------       ---------       ---------

         Amortization
             Information management.......................       $     4.5       $     1.5       $     8.6       $     4.5
             Customer management..........................             7.9             7.7            23.6            19.4
             Corporate....................................              --              --              --              --
                                                                 ---------       ---------       ---------       ---------
                                                                 $    12.4       $     9.2       $    32.2       $    23.9
                                                                 ---------       ---------       ---------       ---------
                                                                 ---------       ---------       ---------       ---------

         Special Items - Acquired Research and Development
             Information management.......................       $      --       $      --       $     2.0       $      --
             Customer management..........................              --              --              --            42.6
                                                                 ---------       ---------       ---------       ---------
                                                                 $      --       $      --       $     2.0       $    42.6
                                                                 ---------       ---------       ---------       ---------
                                                                 ---------       ---------       ---------       ---------

         Operating Income
             Information management.......................       $    34.3       $    28.9       $    95.3       $    83.5
             Customer management..........................            29.6            17.1            78.4             2.9
             Corporate....................................            (1.8)           (0.2)           (4.7)           (0.3)
                                                                 ---------       ---------       ---------       ---------
                                                                 $    62.1       $    45.8       $   169.0       $    86.1
                                                                 ---------       ---------       ---------       ---------
                                                                 ---------       ---------       ---------       ---------

         Capital Expenditures
             Information management.......................       $     9.7       $     9.5       $    24.8       $    31.1
             Customer management..........................            26.1            15.3            55.3            33.9
             Corporate....................................             0.5              --             8.7              --
                                                                 ---------       ---------       ---------       ---------
                                                                 $    36.3       $    24.8       $    88.8       $    65.0
                                                                 ---------       ---------       ---------       ---------
                                                                 ---------       ---------       ---------       ---------

(7)      SUBSEQUENT EVENTS

         On October 1, 1999, the Company entered into transactions in which it simultaneously purchased and sold call options on the S&P 500 index of equity securities (the Index Options) expiring in January 2000. The Index Options were purchased for approximately $3.9 for investment purposes. The investments in the purchased and sold call option contracts were recorded by the Company at their fair market value of $3.9 on a net basis because the terms of the Index Option contracts provide for the right of offset. On October 6, 1999, the Company closed its position in the purchased call options and replaced them with similar options at the current market price resulting in a realized gain which is offset by unrealized losses. These subsequent transactions resulted in an investment in the Index Options totaling $7.8. The realized gain will be offset by net unrealized losses recognized in the fourth quarter of 1999.

         Also on October 1, 1999, the Company entered into an agreement under which it received $193 for the sale of accounts receivable without recourse. The sale did not result in any gain or loss to the Company. The agreement specifies that the Company will continue to service these accounts and provides for the sale of additional receivables as collections reduce the outstanding balance of the accounts that were sold. Proceeds from the sale were used to repay a portion of the Company's outstanding short-term borrowings.

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

The amounts presented for the three and nine months ended September 30, 1998 have been carved out from the financial statements of Cincinnati Bell Inc. (CBI) using the historical results of operations and the historical bases of the assets and liabilities of the contributed businesses. The 1998 financial statements include the allocation of certain corporate expenses from CBI to the Company. Additionally, through December 23, 1998, the Company's debt financing was provided by CBI at rates based on CBI's external borrowing rates. On December 23, 1998, the Company repaid the debt payable to CBI with financing obtained through a revolving credit facility. Management believes that the assumptions made in preparing the 1998 consolidated financial statements of the Company on a carve-out basis are reasonable. The 1998 financial information presented, however, may not necessarily reflect the results of operations, financial position and cash flows of the Company in the future or what they would have been had the Company been a separate, stand-alone entity during 1998.

As disclosed at the time of the Company's initial public offering, the Company will continually evaluate opportunities to change the operations of its businesses, as warranted, to improve efficiency and client focus. Management is currently evaluating plans to merge its data center activities and other support functions. These plans could lead to certain facility consolidations, which could result in a charge to earnings in the fourth quarter of 1999. Any such charge would primarily be for leased facility exit costs. The amount of any such charge can not be determined at this time.

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

CONSOLIDATED OVERVIEW

THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1998

The Company's revenues for the third quarter of 1999 totaled $450.2, a 22% increase from the third quarter of 1998. Revenue increases were experienced by both of the Company's subsidiaries. The Company's operating expenses for the third quarter of 1999 totaled $388.1, a 20% increase from the third quarter of 1998, reflecting greater business volume. The Company's operating income was $62.1 in the third quarter of 1999, a 36% increase from the third quarter of 1998.

The Company's equity in the earnings of its Cellular Partnership was $10.2 for the third quarter of 1999, a $5.6 increase compared to the same period in 1998. Interest expense decreased 8% in the third quarter of 1999 from the third quarter of 1998, as a result of strong operating cash flows and application of the August 1998 initial public offering proceeds to repay borrowings. Net income was $39.7, or $.26 per share, a 55% increase from $25.6 or $.18 per share in the third quarter of 1998.

One factor impacting results for the third quarter of 1999 was the Company's investment in the development of platforms to provide complex billing capabilities for Internet Protocol (IP) services. IP services initiatives reduced earnings per share for the quarter by approximately one-and-one half cents. It is expected that this investment will continue in future quarters through 2000 at similar or somewhat higher levels as IMG develops solutions for Internet service providers, digital subscriber line carriers and backbone transport carriers.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1998

The Company's revenues for the first nine months of 1999 totaled $1,276.2, a 22% increase from the first nine months of 1998. Effective February 28, 1998, the Company acquired American Transtech, Inc. and the Canadian assets of AT&T's Canadian customer care business (Transtech) from AT&T. The Company's revenues for the nine-month period increased approximately 16% adjusted to include Transtech as if it had been acquired at the beginning of 1998. The Company's operating expenses for the first nine months of 1999 totaled $1105.2, a 21% increase over the first nine months of 1998, excluding special items. The Company's operating expenses, excluding special items in both periods, increased approximately 13% adjusted to include Transtech as if it had been acquired at the beginning of both periods. Results for the nine months ended September 30, 1999 and 1998 reflect the expensing of $2.0 (pre-tax and after tax) and $42.6 ($26.4 after tax) in acquisition-related research and development costs, respectively.

The Company's operating income was $171.0 in the first nine months of 1999, a 33% increase from the first nine months of 1998, excluding special items. Including the special items, operating income was $169.0 in the first nine months of 1999 and $86.1 in the first nine months of 1998.

The Company's equity in the earnings of its Cellular Partnership in the first nine months of 1999 was $26.9, an increase of $11.5 compared to the first nine months of 1998. Interest expense decreased 9% in the first nine months of 1999 from the first nine months of 1998 as a result of strong operating cash flow and application of the August 1998 initial public offering proceeds to repay borrowings. Net income for the first nine months of 1999 was $106.9, or $.69 per share, a 46% increase compared to $73.3, or $.52 per share, for the first nine months of 1998, excluding special items in both periods. Including the special items, the Company's net income was $104.9 or $.68 per share in the first nine months of 1999 and $46.9 or $.34 per share in the first nine months of 1998.


INFORMATION MANAGEMENT

                                                        Three Months                          Nine Months
                                                     Ended September 30,                   Ended September 30,
                                            -----------------------------------     --------------------------------
                                             1999        1998     Change      %     1999      1998     Change      %
                                            -------    -------    -------------    ------    ------    -------------
Revenues:
    Information processing...............   $ 110.3    $  88.9    $  21.4    24    $305.4    $266.9    $  38.5    14
    Professional and consulting..........      34.9       33.0        1.9     6     109.9     103.8        6.1     6
    License and other....................      10.4        6.7        3.7    55      27.8      19.8        8.0    40
    International........................      14.7       10.4        4.3    41      37.7      31.8        5.9    19
                                            -------    -------    -------          ------    ------    -------
     External revenues    ...............     170.3      139.0       31.3    23     480.8     422.3       58.5    14
    Intercompany services for CMG........       8.8        8.9       (0.1)   (1)     26.5      15.6       10.9    70
                                            -------    -------    -------          ------    ------    -------
     Total revenues......................     179.1      147.9       31.2    21     507.3     437.9       69.4    16

Costs of products and services                 92.2       75.5       16.7    22     266.9     221.4       45.5    21
Selling, general and administrative
  expenses...............................      20.6       15.5        5.1    33      57.1      49.7        7.4    15
Research and development costs...........      18.0       15.3        2.7    18      48.3      46.8        1.5     3
Depreciation.............................       7.7        6.2        1.5    24      21.7      17.3        4.4    25
Amortization.............................       4.5        1.5        3.0     -       8.6       4.5        4.1    91
Year 2000 programming costs..............       1.8        5.0       (3.2)  (64)      7.4      14.7       (7.3)  (50)
Special item.............................         -          -          -     -       2.0         -        2.0     -
                                            -------    -------    -------          ------    ------    -------
     Total costs.........................     144.8      119.0       25.8    22     412.0     354.4       57.6    16
                                            -------    -------    -------          ------    ------    -------

Operating income.........................   $  34.3    $  28.9    $   5.4    19    $ 95.3    $ 83.5    $  11.8    14

THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1998

Excluding intercompany activity, revenues for the Company's information management segment increased 23% from the third quarter of 1998. Information processing revenues increased 24% in the third quarter of 1999 over the third quarter of 1998, primarily as a result of subscriber growth in IMG's wireless client base. IMG's wireless billing clients' subscriber levels increased 33% in the quarter from levels in the third quarter of 1998. Professional and consulting revenues rose 6% from the third quarter of 1998 reflecting increased system enhancement services for personal communication services (PCS) clients. IMG's license and other revenues increased 55% to $10.4 in the third quarter of 1999 reflecting general growth in the Company's cable operations and license and support fees associated with the Company's contract with Media One which was signed in the fourth quarter of 1998. IMG's international revenues increased 41% to $14.7 in the third quarter of 1999 from the third quarter of 1998, primarily reflecting the Company's acquisition of a controlling interest in Wiztec Solutions, Ltd. (Wiztec). Wiztec's revenues more than offset the termination of one international wireless contract in the first quarter of 1999 and the winding down of two long-term international contracts at the end of 1998.

IMG's costs and expenses in the third quarter of 1999 increased 22% over the third quarter of 1998. The increase was the result of increased direct costs associated with higher business volume and incremental costs associated with the acquisitions of controlling interests in Wiztec and Technology Applications Inc
(TAI). Included in the cost increases is a $3.0 increase in amortization of intangible assets related to these acquisitions. Cost increases also included the effect of higher wage rates, particularly for software professionals. An additional factor leading to the cost increase was IMG's spending to develop its billing platforms to provide billing services for IP services. These increases were partially offset by a $3.2 decrease in Year 2000 programming costs in the third quarter of 1999 from the third quarter of 1998. The decrease in Year 2000 programming costs reflects IMG's progress in substantially completing its systems and software modifications to prepare for the Year 2000 date change.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1998

Excluding intercompany revenues, revenues for the Company's information management segment for the first nine months of 1999 increased 14% from the first nine months of 1998. Information processing revenues increased 14% in the first nine months of 1999 from the first nine months of 1998, primarily as a result of subscriber growth in IMG's wireless client base. IMG's wireless billing clients' subscriber levels increased 30% in the first nine months from levels in the first nine months of 1998. The increase resulting from the subscriber base was partially offset by contractual rate reductions which went into effect in the first quarter of 1999, some of which were triggered by certain clients' higher subscriber levels. IMG's professional and consulting service revenues increased 6% in the first nine months of 1999 over the first nine months of 1998. This increase was primarily attributable to growth in such services for cellular and personal communication services (PCS) clients and new opportunities in the cable broadband market. These increases were partially offset by reduced services to a client that was acquired by an IMG competitor. IMG's license and other revenues increased 40% in the first nine months of 1999 as compared to the first nine months of 1998 reflecting general growth in the Company's cable operations and license and support fees associated with the Company's contract with Media One. IMG's international revenues increased 19% in the first nine months of 1999 from the first nine months of 1998, primarily reflecting the Wiztec acquisition in March 1999, which was offset by termination of one wireless contract and the winding down of two long-term international contracts.

IMG's costs and expenses, excluding a $2.0 special item for purchased in-process research and development associated with Wiztec, in the first nine months of 1999 increased 16% over the first nine months of 1998. This increase was principally the result of higher direct costs associated with greater business volume and incremental costs from the Wiztec and TAI acquisitions. Labor costs increased due to higher wage rates, particularly for software professionals. These increased costs and expenses were partially offset by a $7.3 decrease in Year 2000 programming costs in the first nine months of 1999 from the first nine months of 1998.

IMG's top three clients accounted for 56% and 60% of its revenues for the first nine months of 1999 and 1998, respectively. IMG maintains multi-year contracts with its clients. On August 2, 1999, IMG announced an extension of its contract with AT&T Wireless Services, an affiliate of AT&T Corporation which is IMG's largest customer. The billing and customer service contract, which was to expire in 2001, will now run into 2004.

The wireless industry, which IMG serves, is currently experiencing consolidation. 360(degree) Communications, representing approximately 3% of the Company's revenues in the first nine months of 1999, was acquired during 1998 by ALLTEL, one of IMG's competitors. On September 14, 1999, the companies reached an agreement on a contract amendment, under which ALLTEL will migrate its subscribers from IMG's billing software beginning in the second quarter of 2000. ALLTEL has indicated that it expects to complete the migration of its subscribers by the end of 2001. The contract will terminate when this migration of subscribers is complete. Under the terms of the amended contract, Convergys will receive payments totaling $55 in installments made primarily in 1999 and 2000 as well as amounts for data processing and professional and consulting services through the contract termination date. The amended contract provides a floor for annual processing revenues to be billed to ALLTEL in both 2000 and 2001 as well as a monthly minimum for any period after 2001 during which IMG provides any information processing services under the contract. The amended contract is not expected to impact IMG's revenues or operating income significantly in 1999 and 2000, but IMG will have to replace lost revenues beginning in 2001 to offset the negative impact on operating results.

On October 8, 1999, SBC Communications completed its acquisition of Ameritech, a client representing approximately 4% of the Company's revenues for the first nine months of 1999. On August 5, 1999, IMG announced that it had agreed to an extension of the Ameritech contract through September 30, 2004. The extended contract replaced an existing arrangement under a binding letter of intent. Under the agreement, IMG will remain the exclusive wireless billing service provider for Ameritech. Additionally, the Ameritech contract extension provides terms under which IMG would continue to serve the approximately 50% of Ameritech's wireless subscribers that Ameritech has agreed to transfer to GTE into 2001 under provisions that the Company believes are as favorable as those currently in place.

On October 22, 1999, Media One, an IMG client representing less than 1% of the Company's revenues, announced that its shareholders had approved its merger with AT&T. AT&T's acquisition of Media One is currently awaiting regulatory approval. Under its contract with Media One, IMG has converted over 500,000 Media One subscribers onto its systems. In October 1999, Media One notified IMG that, following a conversion scheduled for the fourth quarter of 1999, they would not move forward with additional subscriber conversions to IMG's systems until after the merger with AT&T is completed. IMG provides services to Media One under a license agreement with over 70% of the contract revenues guaranteed. Accordingly, the delay in Media One conversions will not materially impact the Company's operating results for 1999 or 2000.

A significant amount of IMG's growth is the result of continued increases in the number of wireless subscribers in the domestic marketplace. If the domestic wireless industry growth rate were to decline in the future, IMG's ability to grow revenues and earnings could be affected.

CUSTOMER MANAGEMENT

                                                        Three Months                          Nine Months
                                                     Ended September 30,                   Ended September 30,
                                            -----------------------------------     --------------------------------
                                             1999        1998     Change      %     1999      1998     Change      %
                                            -------    -------    -------------    ------    ------    -------------
Revenues:
     Dedicated services..................   $ 224.0    $ 177.2    $  46.8    26    $615.9    $460.4    $ 155.5    34
     Traditional services................      42.6       46.2       (3.6)   (8)    136.6     135.8        0.8     1
     International.......................      13.3        8.0        5.3    66      42.9      24.2       18.7    77
                                            -------    -------    -------          ------    ------    -------
          Total revenues.................   $ 279.9    $ 231.4    $  48.5    21    $795.4    $620.4    $ 175.0    28

Costs of products and services...........     171.7      143.1       28.6    20     485.4     387.8       97.6    25
Selling, general and administrative
  expenses...............................      52.6       40.0       12.6    32     151.0     114.4       36.6    32
Research and development costs...........       4.1        8.9       (4.8)  (54)     13.7      16.0       (2.3)  (14)
Depreciation.............................      13.6       12.4        1.2    10      39.5      31.3        8.2    26
Amortization.............................       7.9        7.7        0.2     3      23.6      19.4        4.2    22
Year 2000 programming costs..............       0.4        2.2       (1.8)  (82)      3.8       6.0       (2.2)  (37)
Special item.............................        --         --         --    --        --      42.6      (42.6)   --
                                            -------    -------    -------          ------    ------    -------
          Total costs....................     250.3      214.3       36.0    17     717.0     617.5       99.5    16
                                            -------    -------    -------          ------    ------    -------

Operating income ........................   $  29.6    $  17.1    $  12.5    73    $ 78.4    $  2.9    $  75.5     -

THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1998

Revenues for the Company's customer management segment increased 21% in the third quarter of 1999 from the third quarter of 1998. Dedicated services revenues (typically longer-term relationships where CMG provides value-added customer service, technical support and sales account management primarily through personnel dedicated to a specific client) increased 26% which is primarily the result of growth in services provided to communications and direct broadcast clients. Traditional, campaign-based, teleservices revenues decreased by 8% as AT&T shifted its emphasis towards dedicated programs. CMG's international revenues increased 66% in the third quarter of 1999 over levels in the third quarter of 1998, reflecting the growth of the Company's dedicated customer service business in Europe and the acquisition of Exit Marketing AB in Sweden late in 1998.

CMG's costs and expenses in the third quarter of 1999 increased 17% from the third quarter of 1998. This increase was primarily due to higher labor and facility costs needed to support the increased business volume. These increases were partially offset by lower research and development spending resulting from the completion of a project to implement a new platform for CMG's employee care business and lower Year 2000 programming costs.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues for the Company's customer management segment increased 28% in the first nine months of 1999 from the first nine months of 1998. The revenue increase was approximately 16%, adjusted for the acquisition of Transtech. Dedicated services revenues rose 34%, including most of the revenue increase contributed by Transtech. Traditional, campaign-based, teleservices revenues increased by approximately 1% over the first nine months of 1998. CMG's international revenues increased $18.7 in the first nine months of 1999 over levels in the first nine months of 1998, reflecting the growth of the Company's dedicated customer service business in Europe and the acquisition of Exit Marketing AB in Sweden late in 1998.

CMG's costs and expenses increased 16% in the first nine months of 1999 from the first nine months of 1998. Costs and expenses excluding special items in 1998 increased by approximately 13% adjusted for the acquisition of Transtech. This increase was primarily due to higher labor and facility costs needed to support higher revenues and was partially offset by lower Year 2000 programming costs. Included in the increase resulting from the Transtech acquisition was an increase of approximately $4 in amortization of goodwill and other intangible assets.

CMG's top three clients accounted for 55% of its revenues for the first nine months of 1999 and 50% for the same period in 1998. The acquisition of Transtech and growth in existing business with AT&T has increased the portion of CMG's revenues from its top three clients, but the related eight-year customer management agreement with AT&T helps reduce the risk of loss for that portion of the business. Additionally, during the first quarter of 1999, CMG agreed to an extension of its contract through 2002 to provide customer management services to DirecTV, its second largest client. However, despite long-term contracts with CMG's two largest clients, significant quarterly fluctuations may still occur.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
Operating cash flows have historically been more than sufficient to fund the Company's cash needs, other than for acquisitions. The Company's acquisitions have historically been financed with a combination of borrowings and operating cash flows. At September 30, 1999, the Company had $500.5 of short-term variable rate debt outstanding. The Company's short-term borrowing facilities have a $600 borrowing capacity and expire in December 1999. The Company has begun discussions to extend the facility with some of the extension likely to be on a longer-term basis. Additionally, on October 1, 1999, the Company entered into a receivables securitization agreement which generated $193 which was used to repay a portion of outstanding short-term borrowings under its short-term borrowing facilities.

CASH FLOW STATEMENT

The Company's operating activities generated $194.3 in cash during the first nine months of 1999 compared to $97.8 during the first nine months of 1998. The $97.8 in cash flows from operating activities for the first nine months of 1998 were negatively impacted by $50 in post-acquisition working capital needs at Transtech and Maritz. The remaining increase in cash from operating activities is the result of increased earnings, the receipt of an $11.3 distribution from the Cellular Partnership in the second quarter of 1999 and net favorable fluctuations in working capital accounts.

The additional investments in Wiztec and the acquisition of TAI during the first nine months of 1999 required approximately $110 in cash, net of cash acquired. Excluding acquisitions, capital expenditures in the first nine months of 1999 were $88.8, up from $65.0 from 1998 and were principally related to opening of additional call centers. During the first nine months of 1999, the Company incurred $3.0 in cash payments related to the 1997 CMG restructuring plan. Future cash outflows under the plan are expected to be approximately $7, primarily for ongoing facility lease obligations.

BALANCE SHEET

The $37.5 increase in accounts receivable from December 31, 1998 to September 30, 1999 was largely attributable to revenue increases and the inclusion of Wiztec's accounts receivable in the September 30, 1999 balance sheet. The nearly 60% increase in receivables allowances reflects additional allowances for a CMG client that has subsequently filed for bankruptcy protection and for CMG client disputes. Increases in property and equipment and goodwill and other intangibles were also caused by the Wiztec and TAI transactions. The increase in other comprehensive income is primarily the result of unrealized investment gains on investments in publicly-traded companies, most notably Kana Communications, Inc.

YEAR 2000 PROGRAMMING

The Company initiated a program in 1995 to identify and address issues associated with the ability of its date-sensitive information and business systems and equipment to recognize the Year 2000 properly. Given its reliance on its information and business systems, the Company's Year 2000 efforts have primarily focused on information technology systems. The Company incurred $2.2 and $11.2 in expenses during the three and nine month periods ended September 30, 1999, respectively, in order to prepare for the Year 2000 and $7.2 and $20.7 in the same periods of 1998. The Company estimates its Year 2000 expenses in 1999 will be approximately $13.

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

IMG has adopted a repair strategy to modify its existing systems for the Year 2000. IMG's assessment, remediation, implementation and testing phases of the project are substantially complete. IMG has met its goal for its data centers, software and other information technology systems to be Year 2000 compliant and tested by June 30, 1999. Continual testing will occur through the remainder of 1999 and into 2000 to ensure continued compliance.

CMG has adopted a strategy that includes both repair and replacement of current systems. CMG has completed the assessment, implementation and remediation phases of its plan and is substantially complete regarding systems testing. CMG has met its goal for its critical systems to be Year 2000 compliant by the end of the third quarter. Testing activities will continue throughout the remainder of 1999 and into 2000 to ensure continued compliance.

For the remainder of 1999, the majority of the Company's Year 2000 efforts will be focused on rollover and contingency planning to address issues that may arise despite the Company's remediation and testing efforts. These plans include post rollover readiness confirmation activities, key subject matter expert availability, and alternative business processes. The Company maintains business continuity and disaster recovery plans to limit disruptions to its operations. As part of its Year 2000 efforts, the Company has updated these plans to address Year 2000 issues. The Company has obtained Year 2000 compliance statements from all significant vendors. Although the Company anticipates minimal business disruption as a result of the century change, if the Company were to be unsuccessful in preparing for the Year 2000, this could have a material adverse impact on the Company. Such an impact could include the inability of IMG to process bills and other transactions for its clients in a timely manner, which could lead to contractual penalties. Similarly, this could include disruptions to CMG's ability to handle client call volumes appropriately, which could also lead to contractual penalties. The failure of one of the Company's significant clients or vendors (in particular, utilities or telecommunication services providers) to prepare for the Year 2000 successfully could have a material adverse impact on the Company.

MARKET RISK

The Company is exposed to the impact of interest rate changes and, to a lesser extent, foreign currency fluctuations. It is the Company's policy to enter into interest rate and foreign currency transactions only to the extent considered necessary to meet its objectives. The Company has not entered into interest rate or foreign currency transactions for speculative purposes.

At September 30, 1999, the Company had approximately $500 in variable rate, short-term debt. The Company's exposure to interest rate risk results from it's variable rate, short-term debt outstanding under its credit facility. Based upon the Company's level of indebtedness at September 30, 1999, a one-percentage point increase in the weighted-average interest rate would increase the Company's annual interest expense by $5.0.

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





                                        Convergys Corporation





Date:  November 15, 1999                /s/ Steven G. Rolls
                                        ----------------------------------------
                                        Steven G. Rolls
                                        Chief Financial Officer