Form 10-K
period 1999-12-31
CONVERGYS CORP
filed 2000-03-29
CIK 1062047

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        --------------------------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1999

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

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
    Title of each class                              on which registered
    -------------------                             ----------------------
Common Shares (no par value)                      New York Stock Exchange
Series A Preferred Share Purchase Rights          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

               --------------------------------------------------

         At February 29, 2000, there were 153,621,104 common shares outstanding.

         At February 29, 2000, the aggregate market value of the voting shares owned by non-affiliates was $5,875,761,007.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                   -------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's annual report to security holders for the fiscal year ended December 31, 1999 (Parts I, II and IV)

(2) Portions of the registrant's definitive proxy statement dated March 8, 2000 issued in connection with the annual meeting of shareholders (Part III)


                                TABLE OF CONTENTS

                                     PART I
ITEM                                                                                                      PAGE
----                                                                                                      -----
   1.     Business...................................................................................        1

   2.     Properties.................................................................................        13

   3.     Legal Proceedings..........................................................................        13

   4.     Submission of Matters to a Vote of the Security Holders....................................        13

                                     PART II

   5.     Market for the Registrant's Common Equity and Related Security
          Holder Matters.............................................................................        16

   6.     Selected Financial Data....................................................................        16

   7.     Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................................................        16

  7a.     Quantitative and Qualitative Disclosure about Market
          Risk.......................................................................................        16

   8.     Financial Statements and Supplementary Data................................................        16

   9.     Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure...................................................................        16

                                    PART III

  10.     Directors and Executive Officers of Registrant.............................................        17

  11.     Executive Compensation.....................................................................        17

  12.     Security Ownership of Certain Beneficial Owners and Management.............................        17

  13.     Certain Relationships and Related Transactions.............................................        17

                                     PART IV

  14.     Exhibits, Financial Statement Schedule, and Reports on Form 8-K............................        18

  See page 14 for Executive Officers of the Registrant.

                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
                        SAFE HARBOR CAUTIONARY STATEMENT

This report and the documents incorporated by reference herein contain "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of Convergys Corporation are forward-looking statements. These statements discuss potential risks and uncertainties and, therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Important factors that may affect these projections or expectations include, but are not limited to: changes in the overall economy; changes in competition in markets in which the Company operates; changes in the regulatory environment in which the Company's customers operate; changes in the demand for the Company's services; changes in technology that impact both the markets served and the types of services offered; and consolidation within the industries in which the Company's customers operate.

                                     PART I
ITEM I.  BUSINESS

GENERAL
Convergys Corporation (the Company or Convergys) is a leading provider of outsourced information and customer management products and services. The Company focuses on developing long-term strategic relationships with clients in customer-intensive industries including telecommunications, Internet services, cable, broadband, satellite broadcasting, utilities, technology, financial services, consumer products, healthcare and pharmaceuticals. The Company serves its clients through its two operating subsidiaries: (i) the Information Management Group (IMG), which develops complex software to provide outsourced billing and information services; and (ii) the Customer Management Group (CMG), which provides outsourced customer, employee and marketing support services. For certain clients, IMG and CMG jointly provide a full range of billing and customer management services.

The Company was formed in 1998 as a wholly owned subsidiary of Cincinnati Bell Inc. (CBI). In July 1998, CBI contributed the two operating subsidiaries and a 45% limited partnership interest in a cellular communications services provider in southwestern Ohio and northern Kentucky (the Cellular Partnership) to the Company. On August 13, 1998, approximately 10% of the common shares of the Company were issued to the public and on December 31, 1998, the remaining shares held by CBI were distributed to CBI shareholders.


INDUSTRY OVERVIEW

Due to a broad combination of factors, including advances in technology, globalization and deregulation, many markets are experiencing increased competition. As a result, billing and customer management solutions, which utilize software-based information processing systems and services to identify, attract and retain customers, have become a strategic imperative for companies seeking to remain competitive. Technological advances, such as relational databases and predictive behavior software, are making it possible for companies to analyze their customers' behavior and design products or marketing programs which address specific customer needs or tendencies. Convergys is unique amongst its peers in that it offers both billing and customer support services in an end-to-end solution to customer care. In addition, particularly in highly competitive industries such as telecommunications, it is critical to have robust scalable systems and software that enable companies to respond rapidly to changes in the market. However, such system requirements are increasing the costs and complexity of maintaining in-house billing and customer management systems. Additionally, with rapid technological change, companies are facing increased pressure to either invest heavily in technology or seek an outsourced provider to deliver high quality billing and customer management. Many companies lack the in-house expertise to collect, analyze and respond efficiently to the types of information that can be captured with each customer interaction, which has resulted in outsourced billing and customer management solutions as a strategic management tool.

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

COMPETITIVE STRENGTHS
The Company believes that it has developed strengths that position it to compete effectively for outsourcing opportunities. These competitive strengths include its:

  FOCUS ON STRATEGIC LONG-TERM RELATIONSHIPS WITH TARGETED INDUSTRY LEADERS

The Company has developed strategic relationships with leading companies in the telecommunications, cable, broadband, satellite broadcasting, Internet services, utilities, technology, financial services, consumer products and healthcare and pharmaceutical industries. Such relationships have enabled the Company to become an integral component of its clients' customer and information management processes. Long-term strategic relationships enable the Company to grow as its clients grow, develop significant industry-specific expertise and establish recurring revenue streams. During 1999, the Company enhanced its client base by winning long-term contracts and/or contract extensions with Airtouch Cellular, Ameritech Mobile, AT&T Wireless, BGE Home (Baltimore Gas & Electric), Cincinnati Bell Wireless, Nicor Energy L.L.C., Pfizer Pharmaceuticals and Toys 'R' Us. IMG's top five clients, with relationships averaging over ten years, provided 67% of IMG's revenues in 1999. CMG's top five clients, with relationships averaging over eight years, provided 61% of CMG's revenues in 1999.

  BREADTH OF VALUE-ADDED SERVICES

The Company provides a broad array of information and customer management services. IMG contracts with its clients to use its proprietary software to provide billing services for wireless, wireline, cable, broadband, satellite, utilities and Internet service providers either in IMG's data processing facilities or on a licensed basis. CMG's services include dedicated customer service, technical support, sales account management and high volume consumer response, coupled with support services such as market research, database management, interactive voice response and Internet capabilities. By bundling the capabilities of IMG and CMG, the Company can serve as a single source solution for the entire range of a client's billing and customer management needs. In addition to customer management services the Company, through CMG, also provides employee care services that include human resources and employee benefits administration outsourcing.

  SIZE AND SCALE TO DELIVER COST-EFFECTIVE SOLUTIONS AND HANDLE LARGE PROGRAMS

As the leading provider of outsourced information and customer management solutions in North America, the Company leverages its purchasing power and spreads its significant research and development expenditures over a large client base, thereby enabling it to develop and deliver cost-effective solutions. Today its data centers generate the information to produce over one million bills each day and the Company fields more than one million calls and web-based contacts each day in its more than 36 customer contact centers. The Company has the size and breadth of experience to design, develop and implement large-scale, complex information and customer management solutions that provide superior value to its clients.

  TECHNOLOGICAL EXPERTISE

With approximately 2,000 software professionals, the Company can provide significant technical resources to develop customized solutions for its clients. The Company spent more than $87 million on existing and new technologies and systems in 1999, and intends to continue its commitment to research and development in order to enhance its ability to offer clients innovative design, development and implementation of complex, scalable billing and customer management solutions. IMG's 1999 research and development efforts were focused on adding GSM and international capabilities to its wireless platform, development of the Catalys billing system for Internet service providers, adding Internet Protocol (IP) functionality to existing wireless and cable platforms and development of a next-generation cable and satellite broadcasting billing system. CMG's efforts were focused on adding Internet-based customer support and customer relationship management services to its existing service offerings.

STRATEGY
The Company's growth strategy is designed to capitalize on the fundamental trends supporting billing and customer management outsourcing while leveraging the Company's competitive strengths to further its market leadership.

The Company has established a leadership role in the relatively new and rapidly growing Customer Relationship Management (CRM) field. Convergys has been developing CRM practices for more than a decade. During that time, the Company has brought value to its customers by helping them:

     -  Enter markets quickly and expand aggressively while minimizing risk
     -  Differentiate their products and services
     -  Capitalize on changes in the marketplace
     -  Maximize the value of each customer interaction

The Company's growth strategy includes the use of strategic acquisitions. The 1999 acquisition of Technology Applications, Inc. (TAI) served to accelerate the Company's efforts to incorporate IP functionality into its billing and customer care applications. Similarly, the 1999 acquisition of Wiztec Solutions, Ltd. (Wiztec) serves to enhance the Company's position in the cable/broadband marketplace and to increase its international presence. Additionally, the Company's investments and strategic alliances provide its clients with advanced technologies for e-business and Internet-based communications as well as providing convergent billing capabilities.

Convergys has expanded its customer management capabilities beyond traditional contact scenarios by allowing its customers to enhance customer relationships and generate revenues through a combination of Internet-based communications and interactive voice response (IVR) as well as traditional telephone contacts with customer support professionals.

  EXPANDING EXISTING CLIENT RELATIONSHIPS

The majority of the Company's existing clients operate in industries marked by some or all of the following trends: high growth, deregulation, converging technologies, intense competition and increasing customer service needs. The Company believes that these market trends will continue to provide significant growth opportunities with its existing client base. These clients have historically represented the bulk of the Company's internal growth. The Company's strategy is to develop long-term strategic partnerships with targeted market leaders and to expand its existing relationships as its clients continue to grow within their own markets, both domestically and internationally, outsource additional customer management functions and develop new products and services to take to existing and new markets. Additionally, there are opportunities to cross-sell IMG and CMG solutions to clients, as well as opportunities to sell multiple services to multiple divisions within each client.

 LEVERAGING INDUSTRY EXPERIENCE TO DEVELOP NEW RELATIONSHIPS

By focusing on long-term strategic relationships within targeted industries, the Company has developed industry expertise and an in-depth understanding of the information and customer management needs of companies serving those industries. The
Company focuses on developing additional relationships in its targeted industries, particularly with companies that have large in-house billing or call center operations or are pursuing additional opportunities as certain markets converge (such as communications and broadband services). The Company believes that the combination of its industry expertise, size and technology position it to compete effectively for these new outsourcing opportunities.

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

  ENTERING COMPLEMENTARY MARKETS

The Company will pursue opportunities in industries that have large customer bases and, as a result of deregulation or new technologies, will require greater focus on billing and customer management. For example, the Company believes that deregulation, which led to substantially increased competition in the telecommunications sector, is likely to have a similar effect on the utility industry and will create opportunities for outsourced customer management services. During the fourth quarter of 1999, the Company signed multi-year contracts with two utility companies to provide customer care and/or outsourced billing services.

  PURSUING INTERNATIONAL GROWTH

The Company presently provides its billing and customer management solutions in selected international markets and believes significant growth opportunities exist outside North America. The Company intends to leverage its relationships with large international companies. The Company believes that these clients will be better served by a single provider capable of delivering information and customer management solutions in multiple geographic markets. In addition, during 1999, the Company introduced its Atlys billing system that features international and GSM functionality and acquired Wiztec in Israel. The Company believes that these developments position it with scaleable software platforms for the international wireless and cable/broadband marketplace that will lead to growth in the Company's international business.

  PURSUING STRATEGIC ACQUISITIONS AND ALLIANCES

Building upon a history of growth through acquisitions (28 acquisitions in the past fourteen years), the Company will pursue additional acquisition and alliance opportunities. The

Company believes that consolidation in its industry will continue and the Company expects to pursue acquisitions and alliances that expand its client base, add new capabilities or enable it to accelerate international expansion. The aforementioned acquisitions of Technology Applications Inc., an Internet software development and systems integration company focused on billing and customer care for ISPs, and Wiztec, an Israeli-based provider of subscriber management systems for multi-channel subscription television operators, reflect the Company's use of acquisitions as a growth strategy. Similarly, during 1999, the Company entered into strategic alliances with Kana Communications and Neuromedia to add advanced capabilities for e-business and Internet-based communications to CMG's customer management services, and with iSoft Corporation to enhance IMG's delivery of convergent billing services.

PRODUCTS AND SERVICES
  IMG

IMG serves clients principally by providing and managing complex billing and information services primarily delivered through IMG data centers or on a licensed software basis. IMG's billing software platforms address all segments of the communications industry, including wireless, wireline, cable, broadband and Internet services. IMG also offers billing services to the utilities market. IMG's solutions consist of data processing services, professional and consulting services and licensed software. IMG software and data processing capabilities enable it to activate services, capture usage information, calculate billing charges, consolidate billing for multiple service or equipment features and enable clients to use such data to target customers for new or expanded service or product offerings. IMG's professional and consulting services include its customization of software at its clients' requests to create, modify and enhance billing and other related customer support solutions. IMG also licenses its software to address the needs of those clients who prefer to conduct their billing and information services in their own data centers.

During 1999, over 64% of IMG's revenues were generated from recurring monthly payments from its clients based upon the number of subscribers or bills processed by IMG in its data center. Professional and consulting services for software maintenance and enhancements, a majority of which are based on hourly fees for work performed, accounted for approximately 22% of IMG's 1999 revenues. IMG's remaining revenues resulted from software licensing arrangements and other miscellaneous services.

IMG's experience and size result in significant time to market, service and cost advantages for clients. These advantages include rapid introduction of new services, predictable costs, information management expertise, access to advanced technology without high capital expenditures and a partner focused on billing and customer management solutions. IMG's leading market share in wireless bill processing is driven by its ability to develop software and systems capable of addressing the complexity of wireless billing and delivering cost-effective solutions. Billing for wireless services is extremely complex for a number of reasons including a multitude of pricing plans, roaming charges, long distance charges, different taxing jurisdiction, the need for an ability to implement strategic marketing programs, and the existence of multiple services for a subscriber. In addition to addressing these difficulties, a successful billing system must possess the scalability to meet the needs of the wireless industry that has grown at an average rate of approximately 32% over the past five years while experiencing significant consolidation.

In addition to processing bills in its data centers, IMG performs a significant amount of professional and consulting work for certain of its clients to customize software to the client's marketing objectives and regulatory requirements. For example, IMG developed real-time software that has made it possible to offer wireless service with monthly account limits to customers that otherwise might not have received credit authorization (frequently referred to in the wireless industry as pre-pay services.)

IMG has leveraged its billing expertise in the wireless communications market to become a leading provider of billing services for the cable and broadband industries. IMG's current contracts will increase its U.S. cable television billing market share to 30% and the Company is further expanding its billing software platforms in the broadband services market. IMG's international cable and broadband presence has been enhanced by its 1999 acquisition of Wiztec.

IMG made significant investments in IP-based technologies in 1999 to address a critical need in this rapidly growing market. The acquisition of TAI, a leading Internet software developer and integration company, allowed the Company to accelerate the effort to incorporate IP functionality into its billing and customer care applications. The Company now offers Catalys, a flexible, scalable, Internet billing and customer care platform that enables Internet Service Providers (ISPs) to manage and automate subscriber accounts. Catalys will enable the Company's clients to bill differentially for their services based on the value delivered. The primary target market for Catalys is small and medium ISPs.

Similarly, by adding IP billing capabilities to its wireless and video billing applications, IMG will be able to offer convergent billing for wireless, wireline, Internet and video services on a single billing system. Atlys, the Company's global wireless billing software, will be marketed to carrier-class communications companies with convergent billing needs.

IMG's software services for wireline-based carriers include a range of billing, information and network management solutions. Wireline clients served by IMG in 1999 included AT&T, Cincinnati Bell Telephone and, on a more limited basis, PTT Netherlands, Swisscom, British Telecom and Telenor.

  CMG

CMG creates comprehensive, outsourced customer management services for its clients utilizing its advanced information systems capabilities, human resource management skills and industry experience. In 1999, approximately 79% of CMG's revenues were related to dedicated services and 16% of its revenues were related to traditional teleservices. While traditional teleservices programs require similar technological capabilities, systems scale and human resource expertise as dedicated services, they are generally short-term and require less experience within the client's industry. The remaining 5% of CMG's revenues were related to international contracts that are primarily dedicated services.

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

         SALES ACCOUNT MANAGEMENT--For certain of its clients' business customers, CMG serves as a telephone-based sales force that can provide more frequent and cost-effective account coverage than would be possible with a traditional in-field sales force. CMG is responsible for managing the entire customer relationship including obtaining current orders, increasing purchase levels, introducing new products, implementing product initiatives and handling all inquiries related to products, shipments and billing.

         EMPLOYEE CARE --CMG provides human resources and benefits administration outsourcing that assist employees in enrolling, changing or gathering further information about their company's programs.

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

CMG generally receives a fee based on staffing hours for the customer service representatives assigned to a program. Per hour charges for dedicated services are usually higher than charges for traditional teleservices due to the higher level of value-added activity associated with dedicated services. Supplemental revenues can sometimes be earned depending on service levels or achievement of certain performance measurement targets. Additional fees are charged for service enhancements or system upgrades requested by clients. Since dedicated services require CMG to become an integral part of a client's customer management function, these services are generally provided pursuant to multi-year contracts.
 CLIENTS
  IMG

IMG generally has long-term relationships and multi-year contracts with its clients. In many cases, IMG is the client's exclusive provider of billing services or the contract requires the client to fulfill minimum annual commitments. IMG billing and customer management software platforms process billing information for monthly customer statements for approximately 40% of U.S. cellular subscribers. IMG's customers include three of the largest PCS providers, Sprint PCS, AT&T Wireless and PrimeCo Personal Communications, with whom the Company has multi-year contracts. Combined, these clients serve customers in all 50 of the top U.S. metropolitan areas, often with more than one client serving the same metropolitan area. Over the past five years, IMG's clients' subscriber growth in domestic wireless cellular services has averaged approximately 29% per year. At December 31, 1999, IMG's wireless billing customers included AT&T Wireless, Sprint PCS, PrimeCo, SBC Communications, GTE, Cincinnati Bell Wireless, Houston Cellular, Macrocell, Celulares Telefonica, Airtouch and ALLTEL. In January 2000, IMG entered into a contract with Telesp, the largest wireless telephony provider in South America.

IMG has entered into contracts to provide cable billing services for 30% of the US cable television market, and the Company is further expanding its billing products and services in the broadband services market. IMG's products and services also support bundled telephone and entertainment services provided by cable television system operators in the U.S. and Europe. U.S. cable clients served by IMG include Time Warner, Cox, Comcast, MediaOne and Insight. The acquisition of Wiztec greatly enhanced IMG's international cable, broadband and direct broadcast satellite billing presence. International clients served by IMG in these industries include Telewest, Irish Multi-channel, Deutsche Telekom, KabelNet, TeleKabel, Tevel and SkyTel.

  CMG

CMG principally focuses on developing long-term strategic outsourcing relationships with large clients in the telecommunications, technology, financial services and consumer products industries. CMG focuses on clients in these industries because of the complexity of services required, the anticipated growth of their businesses and their continuing need for customer management services. A representative listing of clients for which CMG provides a full range of customer management services would include AT&T, DIRECTV(R), American Express, Sprint PCS, Ameritech, Microsoft and Procter & Gamble. The Company provides technical support services to leading technology companies such as Microsoft, Gateway, Dell, CISCO and Compaq.

SALES AND MARKETING
The Company has a direct sales force and sales support organization of approximately 275 sales and marketing personnel, focused on the leading companies in its target industries. This number is expected to increase in 2000 and beyond as the Company seeks to become even more aggressive in pursuing growth opportunities. The Company uses a consultative approach to client sales and generally focuses its marketing efforts at the senior executive levels where decisions are made with respect to outsourcing critical billing and customer management functions. Once a client has made the decision to outsource, the Company works closely with the client to identify current and prospective needs and develop a solution, typically customized, designed to address those needs and reduce the client's capital investment and overall costs.

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

OPERATIONS
At December 31, 1999, the Company operated three data centers in Orlando and Jacksonville, Florida, and Cincinnati, Ohio, comprising approximately 150,000 square feet of space. Approximately 76,000 terminals are connected via 40 external networks to the Company's data centers. Over 400 data center operations and production support employees service the Company's data centers. In January 2000, the Company consolidated the operations of the Jacksonville data center into the Orlando facility and closed the Jacksonville center.

The Company's technologically advanced data centers provide twenty-four hour per day, seven day a week availability (with redundant power and communication feeds and emergency power back-up supplied by diesel generators) and are designed to withstand most environmental disasters. Over 30 million bills are processed on a monthly basis from the Company's mainframe and open systems facilities which can process over 3,400 million instructions per second (MIPS), store over 16 terabytes (trillion bytes) of information and provide back-up capacity in the unlikely event that any one data center becomes inoperative.

The Company operates more than 36 contact centers with twenty-four hours per day, seven day a week availability, averaging 85,000 square feet per center and over 21,000 available production workstations. These customer contact centers handled more than 400 million customer contacts during 1999.

The capacity of the Company's data center and call center operations coupled with the scalability of the its billing and customer management systems enable the Company to meet initial and on-going needs of large scale and rapidly growing projects. By employing the scale and efficiencies of common application platforms, the Company is able to provide client specific enhancements and modifications without incurring all the costs of a custom application. This allows the Company to position itself as a low cost, value-added provider of billing and customer support products and services.


TECHNOLOGY, RESEARCH & DEVELOPMENT
The Company intends to continue to emphasize the design, development and deployment of scalable, information and customer management systems to increase its market share, both domestically and internationally. During 1999, the Company spent $87.2 million for research and development to advance the functionality, flexibility and scalability of its products and services.

In 1999, IMG introduced its Atlys billing system as an internationalized, GSM-compatible evolution of its Precedent 2000 billing system. The Atlys system employs advanced client/server technology for real-time customer activations, inquiries and adjustments, call detail collection and rating, and on-demand bill processing. Its three-tier distributed processing architecture utilizes advanced technology for ease of information access, as well as an intuitive Graphical User Interface for streamlined customer service that provides quick response and resolution. During 1999, IMG also introduced the Catalys billing system for Internet service providers, invested in research and development activities to add IP billing functionality to existing wireless and cable billing systems and to develop a next-generation cable and satellite broadcasting billing system. Spending also continued to enhance existing mainframe systems. CMG's research and development spending in 1999 focused on adding Internet-based functionality and customer relationship management services to its existing service offerings.

The Company's technical capabilities are comprehensive, ranging from OS/390 COBOL-based batch processing to open systems to client/server based real-time processing applications. The Company is also investing in (i) object-oriented analysis, design and programming technologies to achieve higher quality, and faster time to market, and (ii) new development tools, such as Java, to capitalize on advancements in the software industry.

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

COMPETITION
The industries in which the Company competes are extremely competitive. The Company's competitors include (i) existing clients and potential clients with substantial resources and the ability to provide billing and customer management capabilities internally, (ii) other billing software and/or services companies such as Alltel Corporation, Amdocs, CSG Systems International, DST Systems, Portal Software and LHS, (iii) other teleservices companies, such as APAC Teleservices Inc., SITEL Corporation, Inc., Sykes International, TeleTech Holdings, Inc. and West Teleservices Corporation and (iv) systems integration companies, such as American Management Systems, Andersen Consulting, EDS and SEMA Group. In addition, niche providers or new entrants could capture a segment of the market by developing new systems or services that could impact the Company's market potential.

The Company believes that the principal competitive factors in its industry are service quality, sales and marketing skills, the ability to develop customized products and services, cost of services and technological expertise. The Company differentiates itself from its competitors based on its size and scale, service quality, breadth of services provided, industry and client focus, financial and technical resources, cost of services and business reputation.

EMPLOYEES
The Company currently has over 41,000 employees in more than eleven countries. Fewer than 100 of these employees are covered by collective bargaining agreements.

CELLULAR TELEPHONE SERVICE LIMITED PARTNERSHIP INTEREST
The Company has a 45% limited partnership interest in the Cellular Partnership, which operates a cellular telecommunications business in central and southwestern Ohio and northern Kentucky. The population of the territory served by the Cellular Partnership is in excess of 5 million persons and the Company's proportionate share of this cellular market represents approximately 2.3 million POPs. The Company accounts for the partnership interest under the equity method of accounting. In 1999, the Company's equity in earnings of the Cellular Partnership was $20.0 million and the Company received $22.0 million in distributions of Cellular Partnership earnings. The Company's earnings were reduced by $12.4 million ($7.8 million after tax) of special items recorded by the Cellular Partnership principally as a result of equipment impairments subsequent to the merger of SBC Communications, Inc. and Ameritech.


Ameritech Mobile Phone Service of Cincinnati, Inc., acquired by SBC Communications, Inc. during 1999, is the general partner and a limited partner in the Cellular Partnership with a combined partnership interest of approximately 53%. The Cincinnati SMSA Limited Partnership Agreement authorizes the general partner to conduct and manage the business of the Partnership. Limited partners are entitled to their percentage share of income and cash distributions and shall meet capital calls or suffer a dilution of their interests. They may, if acting unanimously, replace a general partner who withdraws from the Cellular

Partnership. All partners have the right to approve a transfer of a limited partner's Cellular Partnership interest to unaffiliated parties and have a right to purchase a limited partnership interest proposed to be transferred at the offered price.

ITEM 2.  PROPERTIES

The Company leases space for offices, data centers and call centers on commercially reasonable terms. Domestic facilities are located in Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Louisiana, Missouri, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. International facilities are located in Belgium, Brazil, Canada, England, France, Italy, Israel, Sweden, Switzerland and The Netherlands. Upon the expiration or termination of any such leases, the Company could obtain comparable office space. IMG also leases some of the computer hardware, computer software and office equipment necessary to conduct its business. The Company believes that its facilities and equipment are adequate and have sufficient productive capacity to meet its current needs.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the executive officers of the Company are as follows:


NAME                                               AGE                                         TITLE
----                                               ---                                         ------
                                             (as of 3/31/00)

Charles S. Mechem, Jr. (a,b,c)                     69                           Chairman of the Board

James F. Orr (a,b,c)                               54                           President and Chief Executive
                                                                                Officer

William D. Baskett III                             60                           General Counsel and Secretary

Steven G. Rolls                                    45                           Chief Financial Officer

Robert J. Marino                                   53                           President of IMG

David F. Dougherty                                 44                           President of CMG


(a)      Member of the Board of Directors

(b)      Member of the Executive Committee

(c) Effective April 25, 2000, Mr. Mechem will retire as Chairman of the Board. The Board of Directors has elected Mr. Orr as its new chairman effective April 25, 2000.

Officers are elected annually but are removable at the discretion of the Board of Directors.

CHARLES S. MECHEM, JR., Chairman of the Board of the Company since May 8, 1998; Chairman of the Board of Cincinnati Bell Inc. (CBI) 1996-1998; Commissioner Emeritus, Ladies Professional Golf Association ("LPGA"); Commissioner of the LPGA, 1991-1995; Chairman of the United States Shoe Corporation, 1993-1995. Director of Mead Corporation, Ohio National Life Insurance Company, J.M. Smucker Company and Arnold Palmer Golf Company.

JAMES F. ORR, Chief Executive Officer of the Company since May 8, 1998; Chief Operating Officer of CBI, 1996-1998; Executive Vice President of CBI and President and Chief Executive Officer of IMG, 1995-1996; Chief Operating Officer of IMG, 1994. Director of Ohio National Life Insurance Company.

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

ROBERT J. MARINO, President of IMG since 1996; Chief Operating Officer of IMG, 1995-1996; President - Northeast Region of Nextel, 1993-1995.

DAVID F. DOUGHERTY, President of CMG since 1995; Senior Vice President and Chief Operating Officer U.S. Operations of CMG, 1993-1994.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

Convergys Corporation (symbol: CVG) common shares are listed on the New York Stock Exchange. As of February 29, 2000, there were approximately 20,831 holders of record of the 153,621,104 outstanding common shares of the Company. The high, low and closing sales prices of its common shares each quarter since issued are listed below:



QUARTER                                        1ST              2ND               3RD              4TH
------------------------------------------------------------------------------------------------------------

1999          High                            $23.000          $21.813          $23.625          $31.750
              Low                             $14.500          $15.938          $18.500          $17.250
              Close                           $17.125          $19.375          $19.813          $30.750

1998          High                             --                 --            $17.438          $23.750
              Low                              --                 --            $11.375          $ 9.625
              Close                            --                 --            $14.938          $22.375

The Company did not declare any dividends during 1999 or 1998 and does not anticipate doing so in the near future.

ITEMS 6 THROUGH 8.

The Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosure About Market Risk and Financial Statements and Supplementary Data required by these items are included in the registrant's annual report to security holders for the fiscal year ended December 31, 1999, included in Exhibit 13 and are incorporated herein by reference pursuant to General Instruction G (2).


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

The other information required by these items is included in the registrant's definitive proxy statement dated March 8, 2000, in the first paragraph on page 2, the accompanying notes on page 2 and the Section 16 paragraph on page 2, the information under Election of Directors on pages 5 through 7, the information under Share Ownership of Directors and Officers on page 4 and the information under Executive Compensation on pages 14 through 18. The foregoing is incorporated herein by reference pursuant to General Instruction G (3).

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a)        Documents filed as part of this report:                                                        Page
                                                                                                          ----
           (1)        Consolidated Financial Statements:

                      Report of Management..............................................................    *
                      Report of Independent Accountants.................................................    *
                      Consolidated Statements of Income and Comprehensive Income........................    *
                      Consolidated Balance Sheets.......................................................    *
                      Consolidated Statements of Cash Flows.............................................    *
                      Consolidated Statements of Shareowners' Equity....................................    *
                      Notes to Financial Statements.....................................................    *
           (2)        Financial Statement Schedules:
                      Report of Independent Accountants.................................................    23
                      II  - Valuation and Qualifying Accounts...........................................    24

       Financial statement schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.
 ...............................
* Incorporated herein by reference to the appropriate portions of the registrant's annual report to security holders for the fiscal year ended December 31, 1999. (See Part II)

(3)            Exhibits

(Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission ("SEC"), are incorporated herein by reference as exhibits hereto.

EXHIBIT NUMBER
--------------

3.1 Amended Articles of Incorporation of the Company. (Exhibit 3.1 to Registration Statement No. 333-53619.)

3.2 Regulations of the Company. (Exhibit 3.2 to Registration Statement No. 333-53619.)

4 Rights Agreement dated November 30, 1998 between Convergys Corporation and The Fifth Third Bank. (Exhibit 4.1 to Form 8-A12B filed December 23,

            1998, File No. 001-14379.)

10.1* Convergys Corporation 1998 Long Term Incentive Plan. (Exhibit 10.5 to Registration Statement No. 333-53619.)

10.1.1* December 31, 1998 Amendment to Convergys Corporation 1998 Long Term Incentive Plan. (Exhibit 10.5.1 to the Company's 1998 Annual Report on Form 10-K.)

10.2* Convergys Corporation Deferred Compensation Plan for Non-Employee Directors. (Exhibit 10.6 to the Company's 1998 Annual Report on Form 10-K.)

10.3*       Convergys Corporation Executive Deferred Compensation Plan. (Exhibit
            4.3 to Registration Statement No. 333-69633.)

10.3.1* January 1, 1999 Amendment to Convergys Corporation Executive Deferred Compensation Plan. (Exhibit 10.7.1 to the Company's 1998 Annual Report on Form 10-K.)

10.4* Employment Agreement between the Company and James F. Orr and December 16, 1998 Amendment to Employment Agreement. (Exhibit 10.8 to the Company's 1998 Annual Report on Form 10-K.)

10.5* Employment Agreement between the Company and William D. Baskett III and December 16, 1998 Amendment to Employment Agreement. (Exhibit
            10.9 to the Company's 1998 Annual Report on Form 10-K.)

10.6* Employment Agreement between the Company and Steven G. Rolls and December 16, 1998 Amendment to Employment Agreement. (Exhibit 10.10 to the Company's 1998 Annual Report on Form 10-K.)

10.7* Employment Agreement between the Company and Robert J. Marino and December 16, 1998 Amendment to Employment Agreement. (Exhibit 10.11 to the Company's 1998 Annual Report on Form 10-K.)

10.8* Employment Agreement between the Company and David F. Dougherty and December 16, 1998 Amendment to Employment Agreement. (Exhibit 10.12 to the Company's 1998 Annual Report on Form 10-K.)

10.9* Convergys Corporation Employment Agreement with Ronald E. Schultz and November 1, 1998 Amendment to Employment Agreement. (Exhibit
            10.14 to the Company's 1998 Annual Report on Form 10-K.)

10.10* Convergys Corporation Supplemental Executive Retirement Plan. (Exhibit 10.15 to the Company's 1998 Annual Report on Form 10-K.)

10.11* Rights Agreement dated November 30, 1998 between Convergys Corporation and The Fifth Third Bank. (Exhibit 4.1 to Form 8-A12B filed December 23, 1998, File No. 001-14379.)

10.12* Employment Agreement between the Company and John C. Freker dated August 12, 1999.

13 Portions of the Company's annual report to security holders for the year ended December 31, 1999, as incorporated by reference including the Selected Financial Data, Report of Management, Report of Independent Accountants, Management's Discussion and Analysis and Consolidated Financial Statements.

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


(b)     Reports on Form 8-K.

Form 8-K, date of report November 15, 1999, reported the adoption of a common share repurchase plan for up to 7 million shares from time to time as market and business conditions warrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CONVERGYS CORPORATION

March 28, 2000                                       By /s/ Steven G. Rolls
                                                       ------------------------
                                                        Steven G. Rolls
                                                        Chief Financial Officer



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


SIGNATURE                                                 TITLE                                         DATE
---------                                                 -----                                         ----
                                                          Principal Executive Officer;
                                                          President, Chief Executive
JAMES F. ORR*                                             Officer and Director
-------------------------------------------------
James F. Orr

                                                          Principal Financial Officer;
STEVEN G. ROLLS*                                          Chief Financial Officer
-------------------------------------------------
Steven G. Rolls

                                                          Principal Accounting Officer;
                                                          Vice President and
ANDRE S. VALENTINE*                                       Controller
-------------------------------------------------
Andre S. Valentine

JOHN F. BARRETT*                                          Director
-------------------------------------------------
John F. Barrett

JUDITH G. BOYNTON*                                        Director
-------------------------------------------------
Judith G. Boynton

GARY C. BUTLER*                                           Director
-------------------------------------------------
Gary C. Butler

DAVID B. DILLON*                                          Director
-------------------------------------------------
David B. Dillon


SIGNATURE                                                 TITLE                                         DATE
---------                                                 -----                                         ----

ROGER L. HOWE*                                            Director
-------------------------------------------------
Roger L. Howe

STEVEN C. MASON*                                          Director
-------------------------------------------------
Steven C. Mason

                                                          Chairman of the Board
CHARLES S. MECHEM, JR.*                                   and Director
-------------------------------------------------
Charles S. Mechem, Jr.

PHILIP A. ODEEN*                                          Director
-------------------------------------------------
Philip A. Odeen

JAMES F. ORR*                                             Director
-------------------------------------------------
James F. Orr

BRIAN H. ROWE*                                            Director
-------------------------------------------------
Brian H. Rowe


*By /s/ Steven G. Rolls                                                                                 March 28, 2000
    ----------------------------------------
     Steven G. Rolls

     as attorney-in-fact and on his behalf
     as Chief Financial Officer


                        Report of Independent Accountants


 To the Board of Directors and
 Shareowners of Convergys Corporation:

 Our audits of the consolidated financial statements referred to in our report dated February 11, 2000 appearing in the 1999 Annual Report to Shareholders of Convergys Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


  /s/ PricewaterhouseCoopers LLP

 PricewaterhouseCoopers LLP
 Cincinnati, Ohio
 February 11, 2000

                              CONVERGYS CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (Millions of Dollars)



--------------------------------------------------------------------------------------------------------------------
COL. A                     COL. B                    COL. C                      COL. D           COL. E
--------------------------------------------------------------------------------------------------------------------

                                                   ADDITIONS
                                             (1)                (2)
                           Balance at                         Charged                            Balance
                           Beginning        Charged           to Other                           at End
Description                of Period        to Expense        Accounts          Deductions       of Period
-----------                ---------        ----------        --------          ----------       ---------
 YEAR 1999
Allowance for
  Doubtful Accounts        $ 9.8            $ 9.7                ---            $ 7.1 (b)        $ 12.4

Deferred Tax Asset
  Valuation Allow.         $ 21.0              ---               ---            $ 18.2 (c)       $ 2.8

Restructuring
  Reserve                  $ 10.6              ---               ---            $  4.0           $ 6.6

YEAR 1998
Allowance for
  Doubtful Accounts        $ 6.4            $ 4.2             $ 3.2 (a)         $ 4.0 (b)        $ 9.8

Deferred Tax Asset
  Valuation Allow.         $ 21.0               ---               ---               ---          $ 21.0

Restructuring
  Reserve                  $ 17.2               ---               ---           $ 6.6            $ 10.6

YEAR 1997
Allowance for
  Doubtful Accounts        $ 6.5            $ 4.5             $ 0.5 (a)         $ 5.1 (b)        $ 6.4

Deferred Tax Asset
  Valuation Allow.         $ 21.0               ---               ---               ---          $ 21.0

Restructuring
  Reserve                       ---         $ 18.6                ---           $ 1.4            $ 17.2

( a ) Includes amounts previously written off which were credited directly to this account when recovered, acquired reserves and other adjustments.
( b )    Primarily includes amounts written off as uncollectible.
( c ) Amounts were recorded as a component of other comprehensive income related to unrealized gains on marketable securities.