Form 10-Q
period 2000-03-31
CONVERGYS CORP
filed 2000-05-05
CIK 1062047

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                       ---
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


At April 30, 2000, 153,325,232 Common Shares were outstanding.

Form 10-Q Part I                                         Convergys Corporation

                         PART I - FINANCIAL INFORMATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                 (Amounts in Millions, Except Per Share Amounts)
                                   (Unaudited)


                                                                                     Three Months
                                                                                    Ended March 31,
                                                                                    -----------------
                                                                                     2000     1999
                                                                                    ------    -----

Revenues .......................................................                    $513.6     $399.8
                                                                                ----------     -------

Costs and Expenses
    Cost of providing services and products sold................                    291.9         227.5
    Selling, general and administrative.........................                     86.0          64.2
    Research and development costs..............................                     23.0          19.5
    Depreciation................................................                     25.0          20.1
    Amortization................................................                     12.5           9.5
    Year 2000 programming costs.................................                      0.5           6.2
                                                                                ---------      ---------
         Total costs and expenses...............................                    438.9         347.0
                                                                                ---------      ---------

Operating Income................................................                     74.7          52.8

Equity in Earnings of Cellular Partnership.......................                     5.8           7.6
Other Expense, net..............................................                     (0.1)         (0.7)
Interest Expense................................................                     (8.1)         (7.5)
                                                                                ---------      ---------

Income Before Income Taxes......................................                     72.3          52.2

Income Taxes....................................................                     27.9          19.8
                                                                                ---------      ---------

Net Income......................................................                $    44.4      $   32.4
                                                                                =========      ========

Other Comprehensive Income (Loss), net of tax:
    Unrealized loss on investments..............................                $    (18.2)           -
    Foreign currency translation adjustments....................                      (4.7)    $    0.6
                                                                                -----------    ---------

Comprehensive Income............................................                $    21.5      $   33.0
                                                                                =========      ========

Earnings Per Common Share.......................................
    Basic.......................................................                $    0.29      $   0.21
                                                                                =========      ========
    Diluted.....................................................                $    0.28      $   0.21
                                                                                ==========     ========

Average Common Shares Outstanding
    Basic.......................................................                    151.9          151.7
    Diluted................................................                         156.8          154.1


See Notes to Financial Statements.

Form 10-Q Part I                                          Convergys Corporation


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Amounts in Millions)
                                   (Unaudited)


                                                                               March 31,       December 31,
                                                                                2000              1999
                                                                             -----------     -------------
ASSETS
-------
Current Assets
   Cash and cash equivalents................................................ $       27.1           $  30.8
   Receivables, less allowances of $13.8 and $12.4..........................        195.1             214.8
   Deferred income taxes....................................................         26.5              16.5
   Prepaid expenses and other current assets................................         42.3              35.8
                                                                             ------------           ------------
     Total current assets...................................................        291.0             297.9

Property and equipment - net................................................        348.2             335.6
Goodwill and other intangibles - net........................................        751.1             754.3
Investment in Cellular Partnership..........................................         85.2              79.4
Investments in marketable securities........................................         36.2              55.5
Deferred charges and other assets...........................................         56.8              56.8
                                                                             ------------           -------

     Total Assets........................................................... $    1,568.5        $  1,579.5

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
   Debt maturing in one year................................................ $       43.8           $  48.0
   Payables and other current liabilities...................................        292.7             339.4
                                                                             ------------         ------------
     Total current liabilities..............................................        336.5             387.4

Long-term liabilities.......................................................        252.2             250.3
Other long-term liabilities.................................................         14.3              14.6
                                                                             --------------    ------------

     Total liabilities......................................................        603.0             652.3
                                                                             ------------      ------------

Commitments and Contingencies

Shareowners' Equity
   Preferred shares - without par value, 5.0 authorized.....................          -                 -
   Common shares - without par value, 500.0 authorized;
     153.2 and 152.4 outstanding............................................        206.0             206.0
   Additional paid-in capital...............................................        507.0             491.5
   Retained earnings........................................................        234.4             190.0
   Accumulated other comprehensive income...................................         28.7              51.6
   Treasury shares - 0.5 and 0.6, at cost...................................        (10.6)            (11.9)
                                                                             -------------     -------------
     Total shareowners' equity..............................................        965.5             927.2
                                                                             ------------      ------------

Total Liabilities and Shareowners' Equity................................... $    1,568.5        $  1,579.5
                                                                             ============        ==========


See Notes to Financial Statements.

Form 10-Q Part I                                          Convergys Corporation


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in Millions)
                                   (Unaudited)


                                                                                                          Three Months
                                                                                                         Ended March 31,
                                                                                                        ---------------
                                                                                                        2000          1999
                                                                                                        ------        -----


CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
   Net income....................................................................................       $   44.4      $  32.4
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...............................................................           37.5         29.6
     Deferred income taxes.......................................................................           (9.2)         2.7
     Undistributed earnings of Cellular Partnership..............................................           (5.8)        (7.6)
     Proceeds from receivables securitization, net...............................................           40.0          -
   Changes in assets and liabilities, net of effects from acquisitions:
     Increase in receivables.....................................................................          (21.0)       (33.7)
     Decrease in payables and other current liabilities..........................................          (50.7)        (5.7)
     Other, net..................................................................................           (5.0)         6.4
                                                                                                        ---------    --------
     Net cash provided by operating activities...................................................           30.2         24.1
                                                                                                        --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures..........................................................................          (41.3)       (23.4)
   Acquisitions, net of cash acquired............................................................           (7.1)       (31.2)
                                                                                                        --------     --------

     Net cash used in investing activities.......................................................          (48.4)       (54.6)
                                                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings (payments) under revolving credit facility, net....................................           (2.3)        43.8
   Issuance of treasury shares, net..............................................................            1.3            -
   Issuance of common shares.....................................................................           15.5          3.1
                                                                                                        --------     --------

     Net cash provided by financing activities...................................................           14.5         46.9
                                                                                                        --------     --------

   Net increase (decrease) in cash and cash equivalents..........................................           (3.7)        16.4
   Cash and cash equivalents at beginning of period..............................................           30.8          3.8
                                                                                                        --------     --------
   Cash and cash equivalents at end of period....................................................       $   27.1      $  20.2
                                                                                                        ========      =======



See Notes to Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS
                  Amounts in Millions Except Per Share Amounts
                                   (Unaudited)

(1)      BACKGROUND AND BASIS OF PRESENTATION

              The consolidated financial statements of Convergys Corporation include the results of the Company's wholly-owned subsidiaries, the Information Management Group (IMG) and the Customer Management Group
         (CMG), as well as its 45% limited partnership interest in a cellular communications services provider in southwestern and central Ohio and northern Kentucky (the Cellular Partnership). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. The December 31, 1999 condensed balance sheet has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company's annual report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.

(2)      CMG RESTRUCTURING

             In the fourth quarter of 1997, a restructuring plan for CMG was approved that included the consolidation of certain CMG operating divisions and facilities. At March 31, 2000, the balance of the restructuring liability was $6.0 related to ongoing lease termination payments. The Company made payments related to this plan of $0.6 and $2.4 in the first quarters of 2000 and 1999, respectively.

(3)      ACQUISITIONS

           On March 1, 1999, the Company paid approximately $53 to increase its ownership interest in Wiztec Solutions Ltd. (Wiztec) to 70% from nearly 20%. During the remainder of 1999, the Company paid approximately $70 in a series of transactions to increase its ownership interest in Wiztec to 100%. Wiztec, based in Herzlia, Israel, is a provider of subscriber management systems for multi-channel subscription television operators.

           In January 1998, CMG acquired the customer management assets of Maritz, Inc. for approximately $30 in cash. Under the terms of the acquisition agreement, the Company made additional performance based payments to the former owner of Maritz of approximately $4 in the first quarter of 1999 and $3 in the first quarter of 2000. These payments were recorded as additions to goodwill.


(4)      SIGNIFICANT CUSTOMER

             Both of the Company's segments derive significant revenues from AT&T. Revenues from AT&T were 41.2% and 37.7% of the Company's consolidated revenues for the three-month periods ended March 31, 2000 and March 31, 1999, respectively. Accounts receivable from AT&T totaled $104.8 and $83.9 at March 31, 2000 and December 31, 1999, respectively. The Company's relationship with AT&T includes the Company's use of AT&T communication services, which is particularly significant to the CMG segment. Spending for these services with AT&T was $30.2 and $19.0 for the three-month periods ended March 31, 2000 and March 31, 1999, respectively.


(5)      CONTINGENCIES

             The Company is from time to time subject to routine complaints incidental to the business. The Company believes that the results of any complaints and proceedings will not have a material adverse effect on the Company's financial condition.

                              NOTES TO FINANCIAL STATEMENTS
                         Amounts in Millions Except Per Share Amounts
                                     (UNAUDITED)


(6)      RECENTLY ISSUED ACCOUNTING STANDARDS

             In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company occasionally employs a small number of financial instruments to manage its exposure to fluctuations in interest rates and foreign currency exchange rates. The Company does not hold nor issue such financial instruments for trading purposes. The Company will adopt SFAS 133, as required, in the year 2001, and does not expect the impact of adoption to be material.

             In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 interprets and expands upon existing guidance regarding revenue recognition. The Company will be required to implement SAB 101 in the second quarter of 2000. The impact of SAB 101 on the Company's future revenue recognition will be dependent on the nature and terms of services offered by the Company in the future.

(7)      BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

         INDUSTRY SEGMENT INFORMATION
             The Company operates in two industry segments, which are identified by service offerings. IMG is principally engaged in providing information systems and billing services to all segments of the communications industry, including wireless, wireline, cable, broadband and Internet services. IMG also offers billing services to the utilities market. CMG provides a full range of outsourced marketing and customer management services.

             The Company does not allocate activities below the operating income level to its reported segments. The Company's business segment information is as follows:

                                                                                                      Three Months
                                                                                                      Ended March 31,
         MILLIONS OF DOLLARS                                                                       2000           1999
                                                                                                   ------         -----

         Revenues
             Information management.......................                                      $    179.8     $     157.1
             Customer management..........................                                           340.0           251.7
             Less:  intersegment..........................                                            (6.2)           (9.0)
                                                                                                ----------     -----------
                                                                                                $    513.6     $     399.8
                                                                                                ==========     ===========
         Depreciation
             Information management.......................                                      $      9.1     $       6.9
             Customer management..........................                                            15.6            12.9
             Corporate and other..........................                                             0.3             0.3
                                                                                                ----------     -----------
                                                                                                $     25.0     $      20.1
                                                                                                ==========     ===========
         Amortization
             Information management.......................                                      $      4.6     $       1.6
             Customer management..........................                                             7.9             7.9
                                                                                                ----------     -----------
                                                                                                $     12.5     $       9.5
                                                                                                ==========     ===========




                                                                              Three Months
                                                                             Ended  March 31,
                                                                           2000         1999
                                                                          -------     -------
         Operating Income
             Information management.......................              $     35.9     $      30.3
             Customer management..........................                    40.7            23.7
             Corporate and other..........................                    (1.9)           (1.2)
                                                                        -----------    -----------
                                                                        $     74.7     $      52.8
                                                                        ==========     ===========
         Capital Expenditures (excluding acquisitions)
             Information management.......................              $     12.1     $      10.4
             Customer management..........................                    26.6            12.3
             Corporate and other..........................                     2.6             0.7
                                                                        ----------     -------------
                                                                        $     41.3     $      23.4
                                                                        ==========     ===========

                                                                                   At
                                                                          March 31,     Dec. 31,
                                                                           2000         1999
                                                                          ---------     --------
         Total Assets
             Information management.......................              $    502.2     $     503.0
             Customer management..........................                   937.1           953.1
             Corporate and other..........................                   129.2           123.4
                                                                        ----------     ----------
                                                                        $  1,568.5     $   1,579.5
                                                                        ==========     ===========




(8)      EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:


Three Months Ended                                                                      PER SHARE
March 31,                                            INCOME            SHARES           AMOUNT
                                                     -------           -------          ---------

2000
Basic EPS                                            $  44.4           151.9            $  0.29
Effect of dilutive securities:
Stock-based compensation arrangements                    --              4.9               0.01
                                                    --------         ---------          -------
Diluted EPS                                          $  44.4           156.8            $  0.28


1999
Basic EPS                                            $  32.4           151.7            $  0.21
Effect of dilutive securities:
Stock-based compensation arrangements                    --              2.4                 --
                                                   ---------         ---------          -------
Diluted EPS                                          $  32.4           154.1            $  0.21


                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (Dollar Amounts in Millions, Except Per Share Amounts)




BACKGROUND

    Convergys Corporation (the Company) is a leading provider of outsourced information and customer management services. The Company focuses on developing long-term strategic relationships with clients in customer-intensive industries including telecommunications, cable, broadband, satellite broadcasting, Internet services, utilities, technology, financial services, consumer products, healthcare and pharmaceuticals. The company serves its clients through its two operating subsidiaries: (i) the Information Management Group (IMG), which provides outsourced billing and information services; and (ii) the Customer Management Group (CMG), which provides outsourced marketing and customer support services. For certain clients, IMG and CMG jointly provide a full range of billing and customer management services.

FORWARD LOOKING STATEMENTS

    This report contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of Convergys Corporation, are forward-looking statements. These statements discuss potential risks and uncertainties and, therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

CONSOLIDATED OVERVIEW
THREE MONTHS ENDED MARCH 31, 2000 VERSUS THREE MONTHS ENDED MARCH 31, 1999

    The Company's revenues for the first quarter of 2000 totaled $513.6, a 28% increase over the first quarter of 1999, reflecting strong client subscriber growth and increasing demand for outsourced customer service support. The Company's operating expenses for the first quarter of 2000 increased 26% over the first quarter of 1999. Operating expenses decreased as a percentage of revenue, in part, due to lower Year 2000 programming costs which offset increased depreciation and amortization expenses related to acquisitions and higher research and development costs. All other operating expense increases were largely the result of increased business volume in the Company's operating segments. The Company's operating income of $74.7 for the first quarter of 2000 represents a 41% increase over the same period for 1999. Operating margin in the first quarter 2000 was 14.5% compared to 13.2% percent in the first quarter last year.

    The Company's equity in earnings of its Cellular Partnership decreased 24%, to $5.8 for the first quarter 2000 as the general partner, SBC Communications, increased marketing expenses to respond to increased competition in the markets served by the partnership. Interest expense increased 8% reflecting higher debt levels and a slight increase in interest rates during the first quarter of 2000. Net income for the first quarter 2000 increased 37% to $44.4, or $0.28 per diluted share compared to $0.21 per diluted share in the first quarter of 1999.

INFORMATION MANAGEMENT

                                                                                            Three Months
                                                                                             Ended March 31,
                                                                                         -------------------
($ Millions)                                                                                                %
                                                                                     2000       1999    Change
                                                                                     -----      -----   ------

Revenues:
    Data processing......................                                          $ 112.9    $  94.3        20
    Professional and consulting..........                                             33.9       37.5       (10)
    License and other....................                                             13.9        6.3       121
    International........................                                             12.9       10.0        29
                                                                                   -------    -------   -------
    External revenues....................                                            173.6      148.1        17
    Intercompany services ...............                                              6.2        9.0       (31)
                                                                                   -------    -------   -------
     Total revenues......................                                            179.8      157.1        14

Costs of products and services                                                        91.7       84.9         8
Selling, general and administrative
  expenses...............................                                             19.5       16.9        15
Research and development costs...........                                             18.7       13.5        39
Depreciation.............................                                              9.1        6.9        32
Amortization.............................                                              4.6        1.6         -
Year 2000 programming costs..............                                              0.3        3.0       (90)
                                                                                   -------    -------   -------
     Total costs.........................                                            143.9      126.8        13
                                                                                   -------    -------   -------

Operating income.........................                                          $  35.9    $  30.3        18


THREE MONTHS ENDED MARCH 31, 2000 VERSUS THREE MONTHS ENDED MARCH 31, 1999

     Revenues for the Company's information management segment increased 17% for the first quarter of 2000, excluding intercompany services. Data processing revenue rose 20% in the first quarter of 2000, reflecting a 30% subscriber increase in IMG's wireless client base. The increase in data processing revenues resulting from clients' wireless subscriber growth was partially offset by contractual rate reductions, some of which were triggered by certain clients' higher subscriber levels, and a reduction in the number of a client's wireline subscribers. IMG's professional and consulting revenues decreased 10% from the first quarter of 1999, primarily from the suspension of MediaOne subscriber conversions. IMG's license and other revenues more than doubled in the first quarter of 2000 over the first quarter of 1999 due to higher cable support fees and incremental hardware sales. IMG's international revenues increased 29%, primarily due to the acquisition of a controlling interest in Wiztec that occurred March 1, 1999.

     IMG's costs and expenses increased 13% in the first quarter of 2000 over the first quarter of 1999. The increase was principally the result of increased direct costs associated with a higher business volume. Costs of products and services decreased as a percentage of revenue reflecting the benefits of scale experienced in providing data processing services. Increases in research and development spending reflect ongoing development work on Internet Protocol billing applications and convergent video broadband software. Depreciation expense increased as a result of an increased fixed asset base resulting from both acquisitions and ongoing capital spending. Additionally, IMG experienced a significant increase in amortization expenses related to the 1999 acquisitions of Wiztec and TAI. These increases were offset by a decrease in Year 2000 programming costs.

CUSTOMER MANAGEMENT

                                                                                            Three Months
                                                                                            Ended March 31,
                                                                                            -------------------
($ Millions)                                                                                                  %
                                                                                     2000       1999    Change
                                                                                     -----      -----   -------

Revenues:
     Dedicated services..................                                          $ 286.0    $ 186.8         53
     Traditional services................                                             40.6       49.7        (18)
     International                                                                    13.4       15.2        (12)
                                                                                   -------     ------       ----
          Total revenues.................                                            340.0      251.7         35

Costs of products and services...........                                            206.4      151.7         36
Selling, general and administrative
  expenses...............................                                             64.9       46.5         40
Research and development costs...........                                              4.3        6.0        (28)
Depreciation.............................                                             15.6       12.8         22
Amortization.............................                                              7.9        7.9         --
Year 2000 programming costs..............                                              0.2        3.1        (94)
                                                                                   -------    -------   --------
          Total costs....................                                            299.3      228.0         31
                                                                                   -------    -------   --------
Operating income.........................                                          $  40.7    $  23.7         72


THREE MONTHS ENDED MARCH 31, 2000 VERSUS THREE MONTHS ENDED MARCH 31, 1999

     Revenue for the Company's customer management segment, CMG, increased 35% in the first quarter of 2000 from the first quarter of 1999. Dedicated services revenues (typically longer-term relationships where CMG provides value-added customer service, technical support and sales account management primarily through personnel dedicated to a specific client) increased 53% reflecting strong demand from AT&T and its affiliates and DirecTV, and growth in technical help desk services. Traditional campaign-based teleservices revenues decreased 18% over the first quarter of 1999 as AT&T further shifted its emphasis away from outbound services towards dedicated programs. CMG's international revenues decreased 12% compared to the first quarter of 1999, primarily reflecting unfavorable movements in exchange rates.

     CMG's costs and expenses increased 31% in the first quarter of 2000, primarily a result of higher volumes. Selling, general and administrative expenses increased by 40% reflecting an aggressive launch of the Company's eCRM initiative to provide web based customer care and customer relationship management services. Research and development costs decreased 28% reflecting the 1999 completion of the implementation of a new system for CMG's employee care business. Depreciation expense increased 22% from the addition of new customer support contact centers to accommodate the increased business volume. Operating margin increased to 12.0% in the first quarter of 2000 from 9.4% in the first quarter of 1999. This margin expansion is expected to continue throughout the year, but at a slower rate, as cost savings from CMG's continuous improvement initiatives will be offset partially by continued spending on eCRM and several information system initiatives.

CLIENT CONCENTRATION

     The Company's three largest clients accounted for 56% and 49% of its revenues in the first quarter of 2000 and 1999, respectively. The risk posed by this revenue concentration is reduced by the long-term contracts the Company has with its largest clients. AT&T, the Company's largest client at 41% of revenues in the first quarter of 2000, is principally served under long-term information and customer management contracts that expire in 2006.

     The communications and cable industries served by the Company have experienced a consolidation trend. ALLTEL, an IMG competitor, became a client of IMG in 1998 through its acquisition of 360(degree) Communications. In September 1999, the Company reached an agreement with ALLTEL under which ALLTEL will begin to migrate its subscribers off of IMG's billing software beginning later this year. ALLTEL has indicated that it expects to complete the migration of its subscribers by the end of 2001. The contract will terminate when the migration of subscribers is complete. Under terms of the amended contract, IMG will receive payments totaling $55 (of which $30 has been received as of March 31, 2000), as well as amounts for continued data processing and professional and consulting services through the date that the contract is terminated. The payments will be recognized as revenue as the related services are performed based on the value of the services provided, with the remainder to be recognized as a termination penalty once the contract is terminated. The amended contract provides a floor for annual data processing revenues for 2000 and 2001, as well as a monthly minimum for any period after 2001 during which IMG provides data processing services to ALLTEL. The amended contract is not expected to impact IMG's revenues or operating income significantly in 2000, but IMG will have to replace lost revenues beginning in 2001. In the first quarter of 2000, ALLTEL announced that it would be transferring its interest in certain markets with approximately 1 million subscribers in the aggregate to Bell Atlantic/GTE in return for Bell Atlantic/GTE markets with approximately 1.5 million subscribers. The Company does not know what impact this swap will have on ALLTEL's subscriber migration plans. None of the Bell Atlantic/GTE markets that will be transferred to ALLTEL is served by IMG.

     In October 1999, Media One, an IMG client representing far less than 1% of the Company's first quarter 2000 revenues, announced that its shareholders had approved its merger with AT&T. The merger is currently awaiting regulatory approval. Under its license contract with Media One, IMG has converted over 500,000 Media One subscribers onto its systems. In October 1999, Media One notified IMG that it would not move forward with additional subscriber conversions to IMG's systems in 2000 until after the merger with AT&T is completed. IMG provides services to Media One under a license agreement with over 70% of the contract revenues guaranteed. Accordingly, the delay in the Media One conversions will not materially impact the Company's operating results for 2000.

     IMG currently provides certain wireless billing services to PrimeCo Personal Communications (PrimeCo) and AirTouch Cellular (AirTouch), who along with Bell Atlantic have formed a U.S. wireless alliance doing business as Verizon Wireless. IMG also serves certain wireless markets held by GTE that will also be part of Verizon Wireless once Bell Atlantic's pending merger with GTE is completed. The formation of Verizon Wireless may have a positive or negative effect on IMG's existing contractual relationships with PrimeCo, GTE and AirTouch.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
    The Company's operating activities generated $30.2 and $24.1 in cash during the first quarter of 2000 and 1999, respectively. Capital expenditures were $41.3 and $23.4 for the first quarter of 2000 and 1999, respectively. This increase primarily relates to CMG's expansion of existing contact facilities and the opening of additional facilities.

    Operating cash flows have historically been more than sufficient to fund the Company's cash needs, other than for very large acquisitions. Acquisitions have historically been financed with a combination of borrowings and operating cash flows. At March 31, 2000, the Company had $296 of debt outstanding. The Company's borrowing facilities include a $250 borrowing capacity expiring in November 2000 and an additional $250 borrowing capacity expiring in November 2002. During the fourth quarter of 1999, the Company entered into an accounts receivable securitization agreement. The Company increased its balance of outstanding sold receivables by $40 during the first quarter of 2000, bringing the total outstanding balance of sold receivables to $191 at March 31, 2000. The Company anticipates that future operating cash flows, its available credit under existing facilities and its access to capital markets will be sufficient to meet future capital needs.


BALANCE SHEET
     The $19.7 decrease in accounts receivable from December 31, 1999 to March 31, 2000 reflects the sale of an additional $40 in receivables under the Company's securitization agreement. Absent the effects of the securitization, days sales outstanding remained consistent with December 31, 1999 at 68 days. Marketable securities decreased $19.3 primarily due to the decline in market value of the Company's equity investment in Kana Communications, Inc. This decline in market value did not affect net income as it was recorded directly to shareowners' equity as a component of other comprehensive income. The decrease in payables and other current liabilities reflects the timing of payments including the payout of 1999 bonuses in the first quarter of 2000.

YEAR 2000 PROGRAMMING

    The Company initiated a program in 1995 to identify and address issues associated with the ability of its date-sensitive information and business systems and equipment to recognize the Year 2000 properly. Given its reliance on its information and business systems, the Company's Year 2000 efforts have primarily focused on information technology systems. The Company incurred $0.5 and $6.2 in expenses during the first quarter of 2000 and 1999, respectively. The Company has not experienced any significant problems associated with the date change and expects to incur less than $2 in 2000 as it continues to monitor and test ongoing compliance. While the Company does not anticipate any significant problems regarding the Year 2000, there can be no assurance that problems will not arise in the future.

MARKET RISK
    The Company derived approximately 5% of its first quarter 2000 consolidated revenues outside of North America and is, accordingly, exposed to the impact of foreign currency fluctuations. The Company is also exposed to the impact of interest rate changes based on its use of variable rate financing. It is the Company's policy to enter into interest rate and foreign currency transactions only to the extent considered necessary to meet its objectives. The Company has not entered into interest rate or foreign currency transactions for speculative purposes. The Company's foreign currency exposures were immaterial at March 31, 2000. In January 2000, the Company announced an agreement to provide outsourced billing services to a client in Brazil that will modestly increase the Company's overall exposure to foreign currency fluctuations.

    The Company's exposure to interest rate risk results from its variable rate debt outstanding under its credit facility and from its receivables securitization program that involves fees based on market rates of interest. At March 31, 2000, the Company had $296.0 in debt outstanding bearing interest at a variable rate, which is equal to LIBOR plus an index based on the Company's credit ratings. Additionally, the Company has sold $191 of accounts receivable that were still outstanding at March 31, 2000. Based upon the Company's level of variable rate debt and receivables sold under the securitization agreement at March 31, 2000, a one percentage point increase in the weighted average interest rate would increase the Company's annual interest expense by approximately $5.

FLUCTUATIONS IN QUARTERLY RESULTS
     The Company has experienced, and in the future could experience, quarterly variations in revenues as a result of a variety of factors, many of which are outside of the control of the Company. These factors include: the timing of new contracts and contract renewals, the timing of increased expenses incurred in support of new business, the timing and frequency of client spending for system enhancement requests, the timing of contractual rate reductions triggered by subscriber growth and the seasonal pattern of the customer management segment of the Company.

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





                                               Convergys Corporation




Date:  May 5, 2000                              /s/ Steven G. Rolls
                                                --------------------------------
                                                Steven G. Rolls
                                                Chief Financial Officer