Form 10-Q
period 2000-06-30
CONVERGYS CORP
filed 2000-08-14
CIK 1062047

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

              __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                         Commission File Number 1-14379


                              CONVERGYS CORPORATION

                Incorporated under the laws of the State of Ohio

                 201 East Fourth Street, Cincinnati, Ohio 45202

                I.R.S. Employer Identification Number 31-1598292
                      Telephone - Area Code (513) 723-7000

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
            requirements for the past 90 days. Yes   /X/    No / /

          At July 31, 2000, 153,909,136 Common Shares were outstanding.

                         PART I - FINANCIAL INFORMATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                 (Amounts in Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                         THREE MONTHS                  SIX MONTHS
                                                         ENDED JUNE 30,               ENDED JUNE 30,
                                                      ---------------------       -----------------------
                                                        2000         1999           2000           1999
                                                      -------       -------       ---------       -------
Revenues .......................................      $ 521.9       $ 426.2       $ 1,035.5       $ 826.0
                                                      =======       =======       =========       =======

Costs and Expenses
    Cost of providing services and products sold        296.7         243.3           588.9         470.8
    Selling, general and administrative ........         85.5          73.0           171.5         137.2
    Research and development costs .............         22.7          20.4            45.6          39.9
    Depreciation ...............................         26.8          20.3            51.8          40.4
    Amortization ...............................         12.6          10.3            25.1          19.8
    Year 2000 programming costs ................         --             2.8             0.3           9.0
    Purchased research and development costs ...         --             2.0          --               2.0
                                                      -------       -------       ---------       -------
         Total costs and expenses ..............        444.3         372.1           883.2         719.1
                                                      -------       -------       ---------       -------

Operating Income ...............................         77.6          54.1           152.3         106.9

Equity in Earnings of Cellular Partnership .....          5.4           9.1            11.3          16.7
Other Expense, net .............................         --            (0.5)           (0.1)         (1.2)
Interest Expense ...............................         (8.8)         (8.5)          (16.9)        (16.0)
                                                      -------       -------       ---------       -------

Income Before Income Taxes .....................         74.2          54.2           146.6         106.4
Income Taxes ...................................         28.7          21.4            56.6          41.2
                                                      -------       -------       ---------       -------

Net Income .....................................      $  45.5       $  32.8       $    90.0       $  65.2
                                                      =======       =======       =========       =======

Other Comprehensive Income, net of tax:
  Foreign currency translation adjustments .....      $  (2.1)      $   1.5       $    (7.0)      $   2.1
  Unrealized gain (loss) on investments ........        (13.3)          2.7           (31.7)          2.7
                                                      -------       -------       ---------       -------
     Total other comprehensive income ..........        (15.4)          4.2           (38.7)          4.8
                                                      -------       -------       ---------       -------

Comprehensive Income ...........................      $  30.1       $  37.0       $    51.3       $  70.0
                                                      =======       =======       =========       =======

Earnings Per Common Share
    Basic ......................................      $  0.30       $  0.22       $    0.59       $  0.43
                                                      =======       =======       =========       =======
    Diluted ....................................      $  0.29       $  0.21       $    0.57       $  0.42
                                                      =======       =======       =========       =======

Average Common Shares Outstanding
    Basic ......................................        152.4         151.6           152.2         151.6
    Diluted ....................................        158.1         154.1           157.4         154.1



See Notes to Financial Statements.

Form 10-Q Part I            Convergys Corporation

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                              (Amounts in Millions)




                                                           (Unaudited)
                                                              June 30,      December 31,
                                                               2000            1999
                                                            -----------     -----------
ASSETS
------
Current Assets
   Cash and cash equivalents ..........................      $     31.8     $     30.8
   Receivables, less allowances of $14.2 and $12.4 ....           192.8          214.8
   Deferred income taxes ..............................            26.5           16.5
   Prepaid expenses and other current assets ..........            50.8           35.8
                                                             ----------     ----------
     Total current assets .............................           301.9          297.9

Property and equipment - net ..........................           361.7          335.6
Goodwill and other intangibles - net ..................           746.5          754.3
Investment in cellular partnership ....................            77.1           79.4
Investments in marketable securities ..................            23.2           55.5
Deferred charges and other assets .....................            55.5           56.8
                                                             ----------     ----------
     Total Assets .....................................      $  1,565.9     $  1,579.5
                                                             ==========     ==========

LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current Liabilities
   Debt maturing in one year ..........................      $      8.7     $     48.0
   Payables and other current liabilities .............           280.6          339.4
                                                             ----------     ----------
     Total current liabilities ........................           289.3          387.4

Long-term debt ........................................           252.2          250.3
Other long-term liabilities ...........................            15.2           14.6
                                                             ----------     ----------
     Total liabilities ................................           556.7          652.3
                                                             ----------     ----------

Shareowners' Equity
   Preferred shares - without par value, 5.0 authorized            --             --
   Common shares - without par value, 500.0 authorized;
     153.8 and 152.4 issued and outstanding ...........           206.0          206.0
   Additional paid-in capital .........................           518.5          491.5
   Retained earnings ..................................           280.3          190.0
   Accumulated other comprehensive income .............            12.9           51.6
   Treasury shares - 0.5 and 0.6, at cost .............            (8.5)         (11.9)
                                                             ----------     ----------
     Total shareowners' equity ........................         1,009.2          927.2
                                                             ----------     ----------
     Total Liabilities and Shareowners' Equity ........      $  1,565.9     $  1,579.5
                                                             ==========     ==========

See Notes to Financial Statements.

Form 10-Q Part I                               Convergys Corporation

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Amounts in Millions)

                                   (Unaudited)

                                                                                               SIX MONTHS
                                                                                              ENDED JUNE 30,
                                                                                          ---------------------
                                                                                            2000         1999
                                                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ......................................................................      $   90.0     $   65.2
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .................................................          76.9         60.2
     Deferred income tax provision .................................................          (8.3)         2.5
     Purchased research and development costs ......................................          --            2.0
     Cellular partnership distributions in excess of earnings ......................          (2.3)        (5.4)
     Proceeds from receivables securitization, net .................................          47.0         --
   Changes in assets and liabilities, net of effects from acquisitions:
     Increase in receivables .......................................................         (25.0)       (17.3)
     Increase in other current assets ..............................................         (15.0)        (6.4)
     Increase (decrease) in payables and other current liabilities .................         (58.8)         8.2
     Other, net ....................................................................           2.4          6.5
                                                                                          --------     --------
     Net cash provided by operating activities .....................................         106.9        115.5
                                                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures ............................................................         (81.6)       (52.2)
   Acquisitions, net of cash acquired ..............................................         (17.3)       (50.7)
                                                                                          --------     --------
     Net cash used in investing activities .........................................         (98.9)      (102.9)
                                                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments under revolving credit facility, net .................................         (37.4)        (2.8)
   Issuance of treasury shares, net ................................................           3.4         --
   Issuance of common shares .......................................................          27.0          6.7
                                                                                          --------     --------
     Net cash provided (used) by financing activities ..............................          (7.0)         3.9
                                                                                          --------     --------
   Net increase in cash and cash equivalents .......................................           1.0         16.5
   Cash and cash equivalents at beginning of period ................................          30.8          3.8
                                                                                          --------     --------
   Cash and cash equivalents at end of period ......................................      $   31.8     $   20.3
                                                                                          ========     ========

See Notes to Financial Statements.

Form 10-Q Part I                                           Convergys Corporation


                          NOTES TO FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

(1)  BACKGROUND AND BASIS OF PRESENTATION

          The condensed consolidated financial statements of Convergys Corporation include the results of the Company's wholly-owned subsidiaries, the Information Management Group (IMG) and the Customer Management Group
     (CMG), as well as its 45% limited partnership interest in a cellular communications services provider in southwestern and central Ohio and northern Kentucky (the Cellular Partnership). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. The December 31, 1999 condensed balance sheet has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company's annual report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.

(2)  CMG RESTRUCTURING

          In the fourth quarter of 1997, a restructuring plan for CMG was approved that included the consolidation of certain CMG operating divisions and facilities. At June 30, 2000, the balance of the restructuring liability was $5.7 related to ongoing lease termination payments. The Company made payments related to this plan of $0.9 and $3.1 in the first half of 2000 and 1999, respectively.

(3)  ACQUISITIONS

          On June 5, 2000, the Company paid approximately $11 to acquire the assets of MAXWorldwide LLC, a provider of loyalty programs for Fortune 500 corporations. The acquisition was accounted for under the purchase method of accounting with the resulting goodwill being amortized over a 25-year life.

          On June 15, 1999, the Company paid approximately $20 to acquire the assets of Technology Applications Inc. (TAI), a software development and systems integration company that creates customer care and billing software for Internet service providers. The acquisition was accounted for under the purchase method of accounting with resulting goodwill being amortized over a ten-year life.

          On March 1, 1999, the Company paid approximately $53 to increase its ownership interest in Wiztec Solutions Ltd. (Wiztec) to 70% from nearly 20%. The investment was accounted for under the purchase method of accounting. The Company allocated $2.0 of the purchase price to one in-process research and development project that had not reached technological feasibility and had no alternative future use. During the remainder of 1999, the Company paid approximately $70 in a series of transactions to increase its ownership interest in Wiztec to 100%. Wiztec, based in Herzlia, Israel, is a provider of subscriber management systems for multi-channel subscription television operators.

          In January 1998, CMG acquired the customer management assets of Maritz, Inc. for approximately $30 in cash. Under the terms of the acquisition agreement, the Company made additional performance based payments to the former owner of Maritz of approximately $4 in the first quarter of 1999 and $3 in the first quarter of 2000. These payments were recorded as additions to goodwill.

                          NOTES TO FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

(4)  SIGNIFICANT CUSTOMER

          Both of the Company's segments derive significant revenues from AT&T. Revenues from AT&T were 41.7% and 39.0% of the Company's consolidated revenues for the six-month periods ended June 30, 2000 and June 30, 1999, respectively. Related accounts receivable from AT&T totaled $96.5 and $83.9 at June 30, 2000 and December 31, 1999, respectively.

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

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 interprets and expands upon existing guidance regarding revenue recognition. SAB 101 will be effective in the fourth quarter of 2000. The impact of SAB 101 on the Company's future revenue recognition will be dependent on the nature and terms of services offered by the Company in the future.

(7)  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     INDUSTRY SEGMENT INFORMATION

          The Company operates in two industry segments which are identified by service offerings. IMG is principally engaged in providing information systems and billing services to all segments of the communications industry, including wireless, wireline, cable, broadband services and Internet services. CMG provides a full range of outsourced marketing and customer management services.

                          NOTES TO FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

          The Company does not allocate activities below the operating income level to its reported segments. Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. The Company's business segment information is as follows:

                                                           THREE MONTHS                 SIX MONTHS
                                                           ENDED JUNE 30,              ENDED JUNE 30,
MILLIONS OF DOLLARS                                      2000         1999           2000          1999
-------------------                                   --------     ----------     ----------     --------
Revenues
    Information management .....................      $  188.4     $    171.1     $    368.2     $  328.2
    Customer management ........................         337.7          263.8          677.7        515.5
    Less:  intersegment ........................          (4.2)          (8.7)         (10.4)       (17.7)
                                                      --------     ----------     ----------     --------
                                                      $  521.9     $    426.2     $  1,035.5     $  826.0
                                                      ========     ==========     ==========     ========
Depreciation and Amortization
    Information management .....................      $   14.1     $      9.5     $     27.8     $   18.0
    Customer management ........................          24.3           20.7           47.8         41.5
    Corporate ..................................           1.0            0.4            1.3          0.7
                                                      --------     ----------     ----------     --------
                                                      $   39.4     $     30.6     $     76.9     $   60.2
                                                      ========     ==========     ==========     ========

Special Item - Acquired Research and Development
    Information management .....................      $   --       $      2.0     $     --       $    2.0
    Customer management ........................          --             --             --           --
                                                      --------     ----------     ----------     --------
                                                      $   --       $      2.0     $     --       $    2.0
                                                      ========     ==========     ==========     ========

Operating Income (Loss)
    Information management .....................      $   38.2     $     30.7     $     74.1     $   61.0
    Customer management ........................          41.3           25.2           82.0         48.9
    Corporate ..................................          (1.9)          (1.8)          (3.8)        (3.0)
                                                      --------     ----------     ----------     --------
                                                      $   77.6     $     54.1     $    152.3     $  106.9
                                                      ========     ==========     ==========     ========

Capital Expenditures (excluding acquisitions)
    Information management .....................      $    6.3     $      4.7     $     18.4     $   15.1
    Customer management ........................          31.9           16.6           58.5         28.9
    Corporate ..................................           2.1            7.5            4.7          8.2
                                                      --------     ----------     ----------     --------
                                                      $   40.3     $     28.8     $     81.6     $   52.2
                                                      ========     ==========     ==========     ========


(8)  EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

SIX MONTHS ENDED                                                    PER SHARE
JUNE 30,                                    INCOME       SHARES      AMOUNT
                                            ------       ------     ---------

2000
Basic EPS                                   $  90.0      152.2      $  0.59
Effect of dilutive securities:
Stock-based compensation arrangements           --         5.2        (0.02)
                                            --------    -------     -------
Diluted EPS                                 $  90.0      157.4      $  0.57
                                            ========    =======     =======

                          NOTES TO FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)


SIX MONTHS ENDED                                                    PER SHARE
JUNE 30,                                   INCOME       SHARES       AMOUNT
                                            ------       ------       ------

1999
Basic EPS                                   $  65.2     151.6       $  0.43
Effect of dilutive securities:
Stock-based compensation arrangements           --        2.5         (0.01)
                                            --------    -------     -------
Diluted EPS                                 $  65.2     154.1       $  0.42
                                            ========    ======      =======


THREE MONTHS ENDED
JUNE 30,

2000
Basic EPS                                   $  45.5     152.4       $  0.30
Effect of dilutive securities:
Stock-based compensation arrangements             --      5.7         (0.01)
                                            --------    -------     -------
Diluted EPS                                 $  45.5     158.1       $  0.29
                                            ========    ======      =======

1999
Basic EPS                                   $  32.8     151.6       $  0.22
Effect of dilutive securities:
Stock-based compensation arrangements             --      2.5        (0.01)
                                            --------    -------     -------
Diluted EPS                                 $  32.8     154.1       $  0.21
                                            ========    ======      =======

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

FORWARD-LOOKING STATEMENTS

    This report contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of the Company, are forward-looking statements. These statements discuss potential risks and uncertainties and, therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

CONSOLIDATED OVERVIEW
THREE MONTHS ENDED JUNE 30, 2000 VERSUS THREE MONTHS ENDED JUNE 30, 1999

    The Company's revenues for the second quarter of 2000 totaled $521.9, a 22% increase from the second quarter of 1999. This higher revenue reflects increases experienced by both of the Company's operating groups. The Company's operating expenses for the second quarter of 2000 totaled $444.3, a 19% increase from the second quarter of 1999, reflecting greater business volume, increased spending on sales and marketing and research and development activities and higher depreciation and amortization. The Company's operating income was $77.6 in the second quarter of 2000, a 38% increase from the second quarter of 1999, excluding a $2.0 million special item recorded by IMG in 1999 to expense purchased in-process research and development costs. Including the special item, operating income was $54.1 in the second quarter of 1999.

    The Company's equity in earnings of its Cellular Partnership decreased 41% for the second quarter of 2000 as compared to the same period in 1999, reflecting lower subscriber revenues and higher operating costs experienced by the partnership. Interest expense increased 4% in the second quarter of 2000 from the second quarter of 1999, as a result of higher interest rates on the Company's variable rate borrowings. Net income was $45.5, or $0.29 per share, a 31% increase from $34.8 or $.23 per share in the second quarter of 1999, excluding the special item. Including the special item, net income for the second quarter of 1999 was $32.8 or $.21 per share.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

SIX MONTHS ENDED JUNE 30, 2000 VERSUS SIX MONTHS ENDED JUNE 30, 1999

    The Company's revenues for the first half of 2000 totaled $1,035.5, a 25% increase from the first half of 1999. The Company's operating expenses for the first half of 2000 totaled $883.2, a 23% increase over the first half of 1999, excluding a special item in 1999. The Company's operating income was $152.3 in the first half of 2000, a 40% increase from the first half of 1999, excluding the special item. Including the 1999 special item, operating income in the first half of 1999 was $106.9.

    The Company's equity in earnings of its Cellular Partnership in the first half of 2000 was $11.3, a 32% decrease from the first half of 1999. Interest expense increased 6% in the first half of 2000 from the first half of 1999 as a result of higher interest rates. Net income for the first half of 2000 was $90.0, or $0.57 per share, a 34% increase compared to $67.2, or $0.44 per share, for the first half of 1999, excluding the special item in 1999. Including the 1999 special item, the Company's net income was $65.2 or $0.42 per share in the first half of 1999.

INFORMATION MANAGEMENT

                                                      THREE MONTHS                       SIX MONTHS
($ Millions)                                         ENDED JUNE 30,                     ENDED JUNE 30,
                                            --------------------------------   ---------------------------------
                                              2000       1999      CHANGE  %     2000      1999     CHANGE    %
                                            --------   --------    ---------   --------  --------   -----------
Revenues:
     Information processing..............   $ 116.3    $ 100.8    $ 15.5  15   $ 229.2   $ 195.1    $ 34.1   17
     Professional and consulting.........      34.1       37.5      (3.4) (9)     68.0      75.0      (7.0)  (9)
     License and other...................      12.3       11.1       1.2  11      26.2      17.4       8.8   51
     International.......................      21.5       13.0       8.5  65      34.4      23.0      11.4   50
                                            -------    -------    ------        ------   -------    ------
       External revenues.................     184.2      162.4      21.8  13     357.8     310.5      47.3   15
     Intercompany services...............       4.2        8.7       4.5 (52)     10.4      17.7      (7.3) (41)
                                            -------    -------    ------        ------   -------    ------
       Total Revenues....................     188.4      171.1      17.3  10     368.2     328.2      40.0   12

Costs of products and services...........      95.6       89.9       5.7   6     187.3     174.8      12.5    7
Selling, general and administrative
  expenses...............................      21.6       19.6       2.0  10      41.1      36.5       4.6   13
Research and development costs...........      18.9       16.8       2.1  13      37.6      30.3       7.3   24
Depreciation.............................       9.4        7.1       2.3  32      18.5      13.9       4.6   33
Amortization.............................       4.7        2.4       2.3  96       9.3       4.1       5.2  127
Year 2000 programming costs..............         -        2.6      (2.6)  -       0.3       5.6      (5.3) (95)
Special item.............................         -        2.0      (2.0)  -         -       2.0      (2.0)   -
                                            -------    -------    ------        ------   -------    ------
  Total costs............................     150.2      140.4       9.8   7     294.1     267.2      26.9   10
                                            -------    -------    ------        ------   -------    ------

Operating income.........................   $  38.2    $  30.7    $  7.5  24   $  74.1   $  61.0    $ 13.1   21

THREE MONTHS ENDED JUNE 30, 2000 VERSUS THREE MONTHS ENDED JUNE 30, 1999

     Excluding intercompany activity, revenues for the Company's information management segment were $184.2 for the second quarter of 2000, a 13% increase from the second quarter of 1999. Information processing revenues increased 15% in the second quarter of 2000 over the second quarter of 1999, primarily as a result of a nearly 32% increase in subscribers in IMG's wireless client base. The increase in information processing revenues was partially offset by contractual rate reductions. Professional and consulting revenues decreased 9% from the second quarter of 1999 as a result of the expiration of a small Canadian wireless billing relationship.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

     IMG's license and other revenues increased to $12.3 in the second quarter of 2000, an 11% increase from the second quarter of 1999, reflecting general growth in the Company's cable operations. IMG's international revenues increased 65% to $21.5 in the second quarter of 2000 from the second quarter of 1999, primarily reflecting implementation revenues from the Company's contract with Telesp Celular, which was signed in the first quarter of 2000.

     IMG's costs and expenses were $150.2 in the second quarter of 2000, a 9% increase over the second quarter of 1999, excluding a 1999 special item. Direct costs of products and services increased as a result of increased business volume. Selling, general and administrative expenses increased reflecting the Company's intensified focus on sales and marketing efforts. Research and development costs increased from continued development work on ATLYS, IMG's international wireless billing system, and on Internet Protocol billing capabilities. Depreciation expense increased $2.3 million primarily from data center upgrades, while amortization expense increased $2.3 million from the completion of the acquisition of Wiztec Solutions Ltd (Wiztec) in the fourth quarter of 1999 and the acquisition of Technology Applications Inc. (TAI) in June 1999. These increases were partially offset by a reduction of $2.6 in Year 2000 programming costs.

     In connection with the purchase of a controlling interest in Wiztec, IMG expensed $2.0 of in-process research and development costs as a special item in the second quarter of 1999. The amount expensed related to an ongoing development project that had not reached technological feasibility at the time of the transaction and has no alternative future use.

SIX MONTHS ENDED JUNE 30, 2000 VERSUS SIX MONTHS ENDED JUNE 30, 1999

     Excluding intercompany revenues, revenues for the Company's information management segment were $357.8 for the first half of 2000, a 15% increase from the first half of 1999. Information processing revenues increased 17% to $229.2 in the first half of 2000 from the first half of 1999, primarily as a result of 31% subscriber growth in IMG's wireless client base. The increase in information processing revenues was partially offset by contractual rate reductions. IMG's professional and consulting service revenues decreased 9% to $68.0 in the first half of 2000 over the first half of 1999. This decrease was primarily attributable to the expiration of the above-mentioned wireless billing relationship. IMG's license and other revenues increased $8.8 in the first half of 2000 as compared to the first half of 1999. IMG's international revenues increased $11.4 in the first half of 2000 from the first half of 1999, primarily reflecting the Wiztec acquisition in March 1999 and the Telesp Celular implementation revenues.

     IMG's costs and expenses were $294.1 in the first half of 2000, an 11% increase over the first half of 1999, excluding a special item. The increase in IMG's costs and expenses for the first half of 2000 can be attributed to higher direct costs associated with the revenue increase, increased focus on sales and marketing efforts, increased research and development efforts and data center upgrades. Amortization expense more than doubled from the first half of 1999 as a result of the Wiztec and TAI acquisitions in 1999. These increased costs and expenses were partially offset by a $5.6 reduction in Year 2000 programming costs.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

CUSTOMER MANAGEMENT

                                                      THREE MONTHS                       SIX MONTHS
($ Millions)                                         ENDED JUNE 30,                     ENDED JUNE 30,
                                            ---------------------------------   ---------------------------------
                                              2000       1999     CHANGE   %     2000      1999     CHANGE    %
                                            --------   --------   ------  ---   --------  --------   -----------
Revenues:

     Dedicated services..................   $ 292.0    $ 205.1   $ 86.9    42   $ 578.0   $ 391.9    $186.1    47
     Traditional services................      32.8       44.3    (11.5)  (26)     73.5      94.0     (20.5)  (22)
     International.......................      12.9       14.4     (1.5)  (10)     26.2      29.6      (3.4)  (11)
                                            -------    -------   ------         -------   -------    ------
          Total revenues.................   $ 337.7    $ 263.8   $ 73.9    28   $ 677.7   $ 515.5    $162.2    31

Costs of products and services...........     205.4      161.9     43.5    27     411.8     313.6      98.2    31
Selling, general and administrative
  expenses...............................      63.0       52.0     11.0    21     128.1      98.4      29.7    30
Research and development costs...........       3.7        3.7        -     -       8.0       9.7      (1.7)  (18)
Depreciation.............................      16.4       12.9      3.5    27      32.0      25.8       6.2    24
Amortization.............................       7.9        7.8      0.1     1      15.8      15.7       0.1     1
Year 2000 programming costs..............         -        0.3     (0.3)    -         -       3.4      (3.4)    -
Special item.............................         -          -        -     -         -        --         -     -
                                            -------    -------  -------         -------   -------    ------
          Total costs....................     296.4      238.6     57.8    24     595.7     466.6     129.1    28
                                            -------    -------  -------         -------   -------    ------

Operating income.........................   $  41.3    $  25.2   $ 16.1    64   $ 82.0    $  48.9    $ 33.1    68


THREE MONTHS ENDED JUNE 30, 2000 VERSUS THREE MONTHS ENDED JUNE 30, 1999

     Revenues for the Company's customer management segment, CMG, were $337.7 in the second quarter of 2000, a 28% increase from the second quarter of 1999. Dedicated services revenues (typically longer-term relationships where CMG provides value-added customer service, technical support and sales account management primarily through personnel dedicated to a specific client) increased by $86.9. The increase in dedicated services revenues resulted from strong growth in customer support services for AT&T and DirecTV and a more than doubling of CMG's revenues from technology clients, for which CMG provides support services. The strong increase in dedicated services was partially offset by a 26% decrease in traditional, campaign-based, teleservices. This decrease reflects the continued migration of the CMG's business towards dedicated, higher value-added services. CMG's international revenues decreased $1.5 in the second quarter of 2000 over the second quarter of 1999 mostly due to unfavorable foreign currency translation adjustments.

     CMG's costs and expenses were $296.4 in the second quarter of 2000, a 24% increase from the second quarter of 1999. Increases in direct costs of products and services and selling, general and administrative expenses were the result of increased business volume. Depreciation expense increased by $3.5 as a result of new contact centers opened to support the increased business volume. CMG's operating margin increased to 12.2%, up from 9.6% in the second quarter of 1999, reflecting profits from higher revenues and the impact of continuous improvement initiatives. This increase was primarily due to higher labor and facility costs needed to support the higher revenues.

SIX MONTHS ENDED JUNE 30, 2000 VERSUS SIX MONTHS ENDED JUNE 30, 1999

     Revenues for the Company's customer management segment, CMG, were $677.7 in the first half of 2000, a 31% increase from the first half of 1999. Dedicated services revenues rose $186.1, reflecting strong customer support revenues from AT&T, DirecTV and technology clients. Traditional, campaign-based, teleservices revenues decreased by 22% from the first half of 1999. CMG's international revenues decreased $3.4 in the first half of 2000 over levels in the first half of 1999, primarily reflecting unfavorable foreign currency translation adjustments.

                        MANAGEMENT DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (Amounts in Millions Except Per Share Amounts)

                                     (Unaudited)

     CMG's costs and expenses were $595.7 in the first half of 2000, a 28% increase from the first half of 1999. This increase was primarily due to higher labor and facility costs needed to support higher revenues and was partially offset by lower Year 2000 programming costs.

CLIENT CONCENTRATION

     The Company's three largest clients accounted for 56% and 51% of its revenues in the first half of 2000 and 1999, respectively. The risk posed by this revenue concentration is reduced by the long-term contracts the Company has with its largest clients. AT&T, the Company's largest client at 42% of revenues in the second quarter of 2000, is principally served under long-term information and customer management contracts that expire in 2006. DirecTV, the Company's second largest client, is served by CMG under a contract that expires at the end of 2002. IMG's contract with Sprint PCS, the Company's third largest client, expires at the end of 2001.

     The communications and cable industries served by the Company have experienced a consolidation trend. ALLTEL, an IMG competitor, became a client of IMG in 1998 through its acquisition of 360 Degree Communications. In September 1999, the Company reached an agreement with ALLTEL under which ALLTEL will begin to migrate its subscribers off of IMG's billing software beginning later this year. ALLTEL has indicated that it expects to complete the migration of its subscribers by the end of 2001. The contract will terminate when the migration of subscribers is complete. Under terms of the amended contract, IMG will receive payments totaling $55 (of which $30 has been received as of June 30, 2000), as well as amounts for continued data processing and professional and consulting services through the date that the contract is terminated. The payments will be recognized as revenue as the related services are performed based on the value of the services provided, with the remainder to be recognized as a termination penalty once the contract is terminated. The amended contract provides annual data processing revenue minimums for 2000 and 2001, as well as a monthly minimum for any period after 2001 during which IMG provides data processing services to ALLTEL. The amended contract is not expected to impact IMG's revenues or operating income significantly in 2000, but will begin to in 2001. In the first quarter of 2000, ALLTEL announced that it would be transferring its interest in certain markets with approximately 1 million subscribers in the aggregate to Verizon in return for Verizon markets with approximately 1.5 million subscribers. None of the Verizon markets that will be transferred to ALLTEL is served by IMG.

     In the second quarter of 2000, the merger of AT&T and Media One, an IMG client representing less than 1% of the Company's second quarter 2000 revenues, received regulatory approval. Under its license contract with Media One, IMG has converted approximately 800,000 Media One subscribers onto IMG software. In October 1999, Media One notified IMG that it would not move forward with additional subscriber conversions to IMG's systems in 2000 until after the merger with AT&T is completed. In the second quarter of 2000, Media One asked IMG to re-start the effort to convert markets aggregating to approximately 80% of its subscribers to IMG's system. Over 70% of IMG's revenues under the Media One contract are guaranteed. The delay in the Media One conversions did not materially impact the Company's operating results for the first half of 2000.

On July 27, 2000, the Company announced that it had reached an agreement to expand its billing relationship with Verizon Wireless, the U.S. wireless alliance formed by Bell Atlantic, PrimeCo Personal Communications (PrimeCo) and AirTouch Cellular (AirTouch). Previously, IMG had served GTE which has recently merged with Bell Atlantic, as well as PrimeCo and AirTouch Cellular under separate billing contracts. Under the five-year agreement, IMG will continue to serve the Verizon markets it previously served under the former contracts. Additionally, Verizon will migrate additional markets to IMG's ATLYS billing and customer care system beginning in late 2001 and continuing into 2002. At the end of the migration period, IMG expects to serve markets that should approximately double the number of Verizon subscribers currently on its systems. The contract provides for reduced pricing effective January 1, 2001, which will initially have a dampening effect on IMG's information processing revenue growth in 2001, until the additional Verizon markets are migrated to IMG's systems.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Amounts in Millions Except Per Share Amounts)

                                   (Unaudited)

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operating activities generated $106.9 and $115.5 in cash during the first half of 2000 and 1999, respectively. Capital expenditures were $81.6 and $52.2 for the first half of 2000 and 1999, respectively. This increase primarily relates to CMG's expansion of existing contact facilities and the opening of additional facilities.

    Operating cash flows have historically been more than sufficient to fund the Company's cash needs, other than for very large acquisitions. Acquisitions have historically been financed with a combination of borrowings and operating cash flows. At June 30, 2000, the Company had $260.9 of debt outstanding. The Company's borrowing facilities include a $250 borrowing capacity expiring in November 2000 and an additional $250 borrowing capacity expiring in November 2002. During the fourth quarter of 1999, the Company entered into an accounts receivable securitization agreement. The Company increased its balance of outstanding sold receivables by $47 during the first half of 2000, bringing the total outstanding balance of sold receivables to $198 at June 30, 2000. The Company anticipates that future operating cash flows, its available credit under existing facilities and its access to capital markets will be sufficient to meet future capital needs.

BALANCE SHEET

     The $22.0 decrease in accounts receivable from December 31, 1999 to June 30, 2000 reflects the sale of an additional $47 in receivables under the Company's securitization agreement. Absent the effects of the securitization, days sales outstanding remained consistent with December 31, 1999 at 68 days. Marketable securities decreased $32.3 from December 31, 1999, primarily due to the decline in market value of the Company's equity investment in Kana Communications, Inc. This decline in market value did not affect net income as it was recorded directly to shareowners' equity as a component of other comprehensive income. Payables and other current liabilities decreased by $58.8 from December 31, 1999, largely as the result of the timing of payment of certain accrued expenses, particularly accrued taxes and accrued payroll and related employee benefits, and a $10 million reduction in advance billings and customer deposits.

YEAR 2000 PROGRAMMING

    The Company initiated a program in 1995 to identify and address issues associated with the ability of its date-sensitive information and business systems and equipment to recognize the Year 2000 properly. Given its reliance on its information and business systems, the Company's Year 2000 efforts primarily focused on information technology systems. The Company incurred $0.3 and $9.0 in expenses during the first half of 2000 and 1999, respectively. The Company has not experienced any significant problems associated with the date change and does not expect to incur any additional Year 2000 costs other than for routine monitoring and testing of continued compliance. While the Company does not anticipate any significant problems regarding the Year 2000, there can be no assurance that problems will not arise in the future.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Amounts in Millions Except Per Share Amounts)

                                   (Unaudited)

MARKET RISK

    The Company derived approximately 6% of its first half 2000 consolidated revenues outside of North America and is, accordingly, exposed to the impact of foreign currency fluctuations. The Company is also exposed to the impact of interest rate changes based on its use of variable rate financing. It is the Company's policy to enter into interest rate and foreign currency transactions only to the extent considered necessary to manage the related risks. The Company has not entered into interest rate or foreign currency transactions for speculative purposes. The Company's foreign currency exposures were immaterial at June 30, 2000. In January 2000, the Company announced an agreement to provide outsourced billing services to a client in Brazil that will modestly increase the Company's overall exposure to foreign currency fluctuations.

    The Company's exposure to interest rate risk results from its variable rate debt outstanding under its credit facility and from its receivables securitization program that involves fees based on market rates of interest. At June 30, 2000, the Company had $260.9 in debt outstanding, almost all of which bears interest at a variable rate, which is equal to LIBOR plus an index based on the Company's credit ratings. Additionally, the Company has sold $198 of accounts receivable that were still outstanding at June 30, 2000. Based upon the Company's level of variable rate debt and receivables sold under the securitization agreement at June 30, 2000, a one percentage point increase in the weighted average interest rate would increase the Company's annual interest expense by approximately $5.

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

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

          The following is filed as an Exhibit to Part I of this Form 10-Q:

          Exhibit
          NUMBER

              3     Amended Articles of Incorporation (Incorporated by
                    reference to Exhibit 3.1 to Form S-3 filed on August 10,
                    2000, File Number 333-43404)
             12     Computation of Ratio of Earnings to Fixed Charges
             27     Financial Data Schedule

(b)      Reports on Form 8-K

          None.

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Convergys Corporation

Date:  August 14, 2000                        /S/ STEVEN G. ROLLS
                                              ---------------------------
                                              Steven G. Rolls
                                              Chief Financial Officer