Form 10-Q
period 2000-09-30
CONVERGYS CORP
filed 2000-11-13
CIK 1062047

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______ .


                         Commission File Number 1-14379


                              CONVERGYS CORPORATION


                Incorporated under the laws of the State of Ohio

                 201 East Fourth Street, Cincinnati, Ohio 45202

                I.R.S. Employer Identification Number 31-1598292
                      Telephone - Area Code (513) 723-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No | |.

At October 31, 2000, 154,235,637 Common Shares were outstanding.

                         PART I - FINANCIAL INFORMATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                 (Amounts in Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                                              Three Months                 Nine Months
                                                                           Ended September 30,           Ended September 30,
                                                                           -------------------           -------------------
                                                                            2000       1999               2000      1999
                                                                            ----       ----               ----      ----

Revenues ........................................................     $   544.5      $   450.2      $ 1,580.0      $ 1,276.2
                                                                      ---------      ---------      ---------      ---------

Costs and Expenses
    Cost of providing services and products sold ................         306.6          255.1          895.5          725.9
    Selling, general and administrative .........................          90.5           74.5          262.0          211.7
    Research and development costs ..............................          23.4           22.1           69.0           62.0
    Depreciation ................................................          28.3           21.8           80.1           62.2
    Amortization ................................................          12.5           12.4           37.6           32.2
    Year 2000 programming costs .................................             -            2.2            0.3           11.2
    Purchased research and development costs ....................             -              -              -            2.0
                                                                      ---------      ---------      ---------      ---------
         Total costs and expenses ...............................         461.3          388.1        1,344.5        1,107.2
                                                                      ---------      ---------      ---------      ---------

Operating Income ................................................          83.2           62.1          235.5          169.0

Equity in Earnings of Cellular Partnership ......................           6.0           10.2           17.3           26.9
Other Income/(Expense), net .....................................           1.1            0.3            1.1           (0.9)
Interest Expense ................................................          (8.2)          (8.4)         (25.1)         (24.4)
                                                                      ---------      ---------      ---------      ---------

Income Before Income Taxes ......................................          82.1           64.2          228.8          170.6
Income Taxes ....................................................          31.7           24.5           88.3           65.7
                                                                      ---------      ---------      ---------      ---------

Net Income ......................................................     $    50.4      $    39.7      $   140.5      $   104.9
                                                                      =========      =========      =========      =========

Other Comprehensive Income, net of tax:
  Foreign currency translation adjustments ......................     $    (0.9)     $    (0.7)     $    (7.9)     $     1.3
  Unrealized loss on cash flow hedging ..........................          (1.2)             -           (1.2)             -
  Unrealized gain (loss) on investments .........................         (12.9)           8.3          (44.5)          11.0
                                                                      ---------      ---------      ---------      ---------
     Total other comprehensive income/(loss) ....................         (15.0)           7.6          (53.6)          12.3
                                                                      ---------      ---------      ---------      ---------

Comprehensive Income ............................................     $    35.4      $    47.3      $    86.9      $   117.2
                                                                      =========      =========      =========      =========

Earnings Per Common Share
    Basic.......................................................      $    0.33      $    0.26      $    0.92      $    0.69
                                                                      =========      =========      =========      =========
    Diluted .....................................................     $    0.32      $    0.26      $    0.89      $    0.68
                                                                      =========      =========      =========      =========

Average Common Shares Outstanding
    Basic .......................................................         153.1          151.7          152.5          151.7
    Diluted .....................................................         158.6          155.0          157.8          154.4


See Notes to Financial Statements.

Form 10-Q Part I                                          Convergys Corporation


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Amounts in Millions)
                                   (Unaudited)

                                                                                                September 30,      December 31,
                                                                                                    2000              1999
                                                                                               ---------------    -------------
ASSETS
Current Assets
   Cash and cash equivalents........................................................             $       37.4      $       30.8
   Receivables, less allowances of $9.6 and $12.4...................................                    320.2             214.8
   Deferred income taxes............................................................                     31.4              16.5
   Prepaid expenses and other current assets........................................                     56.1              35.8
                                                                                                 ------------      ------------
     Total current assets...........................................................                    445.1             297.9

Property and equipment - net........................................................                    367.6             335.6
Goodwill and other intangibles - net................................................                    748.7             754.3
Investment in cellular partnership..................................................                     71.8              79.4
Investments in marketable securities................................................                     10.4              55.5
Deferred charges and other assets...................................................                     56.0              56.8
                                                                                                 ------------      ------------

     Total Assets...................................................................             $    1,699.6      $    1,579.5
                                                                                                 ============      ============

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
   Debt maturing in one year........................................................             $        0.6      $       48.0
   Payables and other current liabilities...........................................                    315.3             339.4
                                                                                                 ------------      ------------
     Total current liabilities......................................................                    315.9             387.4

Long-term debt......................................................................                    312.2             250.3
Other long-term liabilities.........................................................                     17.2              14.6
                                                                                                 ------------      ------------

     Total liabilities..............................................................                    645.3             652.3
                                                                                                 ------------      ------------

Shareowners' Equity
   Preferred shares - without par value, 5.0 authorized.............................                      -                 -
   Common shares - without par value, 500.0 authorized;
     154.2 and 152.4 issued and outstanding.........................................                    206.0             206.0
   Additional paid-in capital.......................................................                    526.3             491.5
   Retained earnings................................................................                    330.5             190.0
   Accumulated other comprehensive income...........................................                     (2.1)             51.6
   Treasury shares - 0.4 and 0.6, at cost...........................................                     (6.4)            (11.9)
                                                                                                 -------------     -------------
     Total shareowners' equity......................................................                  1,054.3             927.2
                                                                                                 ------------      ------------

     Total Liabilities and Shareowners' Equity......................................             $    1,699.6      $    1,579.5
                                                                                                 ============      =============


See Notes to Financial Statements.

Form 10-Q Part I                                          Convergys Corporation


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in Millions)
                                   (Unaudited)

                                                                                                            Nine Months
                                                                                                          Ended September 30,
                                                                                                          -------------------
                                                                                                            2000     1999
                                                                                                            ----     ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income....................................................................................       $  140.5     $  104.9
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...............................................................          117.7         94.4
     Deferred income tax provision...............................................................           (3.7)         1.5
     Purchased research and development costs....................................................              -          2.0
     Cellular partnership distributions in excess of (less than) earnings........................            7.6        (15.6)
     Reduced borrowings under receivables securitization program, net............................          (41.0)           -
   Changes in assets and liabilities, net of effects from acquisitions:
     Increase in receivables.....................................................................          (64.4)       (30.6)
     Increase in other current assets............................................................          (20.3)        (8.3)
     Increase (decrease) in payables and other current liabilities...............................          (11.8)        56.2
     Other, net..................................................................................          (13.2)        (6.5)
                                                                                                        ---------    ---------

     Net cash provided by operating activities...................................................          111.4        198.0
                                                                                                        --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures..........................................................................         (110.4)       (88.8)
   Acquisitions, net of cash acquired............................................................          (36.9)      (114.4)
                                                                                                        ---------    ---------

     Net cash used in investing activities.......................................................         (147.3)      (203.2)
                                                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under revolving credit facility, net...............................................           14.5         33.7
   Issuance of Wiztec common shares under Wiztec option plans....................................            -            4.9
   Issuance of treasury shares, net..............................................................            5.5           -
   Issuance of common shares.....................................................................           22.5          5.2
                                                                                                        --------     --------

     Net cash provided by financing activities...................................................           42.5         43.8
                                                                                                        --------     --------

   Net increase in cash and cash equivalents.....................................................            6.6         38.6
   Cash and cash equivalents at beginning of period..............................................           30.8          3.8
                                                                                                        --------     --------
   Cash and cash equivalents at end of period....................................................       $   37.4     $   42.4
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

(2)  CMG RESTRUCTURING

     In the fourth quarter of 1997, a restructuring plan for CMG was approved that included the consolidation of certain CMG operating divisions and facilities. At September 30, 2000, the balance of the restructuring liability was $5.0 related to ongoing lease termination payments. The Company made payments related to this plan of $1.6 and $4.1 in the first nine months of 2000 and 1999, respectively.

(3)  ACQUISITIONS

     On September 1, 2000, the Company paid approximately $17 to acquire the assets of Taima Corporation, a provider of integrated, technical help desk support services for Internet Service Providers (ISPs) and other Internet-based clients. The acquisition was accounted for under the purchase method of accounting with the resulting goodwill being amortized over a twenty-five-year life.

     On June 5, 2000, the Company paid approximately $11 to acquire the assets of MAXWorldwide LLC, a provider of loyalty programs for Fortune 500 corporations. The acquisition was accounted for under the purchase method of accounting with the resulting goodwill being amortized over a twenty-five-year life.

     On June 15, 1999, the Company paid approximately $20 to acquire the assets of Technology Applications Inc. (TAI), a software development and systems integration company that creates customer care and billing software for Internet service providers. The acquisition was accounted for under the purchase method of accounting with the resulting goodwill being amortized over a ten-year life.

     On March 1, 1999, the Company paid approximately $53 to increase its ownership interest in Wiztec Solutions Ltd. (Wiztec) to 70% from nearly 20%. The investment was accounted for under the purchase method of accounting with the resulting goodwill being amortized over a fifteen-year life. The Company allocated $2.0 of the purchase price to one in-process research and development project that had not reached technological feasibility and had no alternative future use. During the remainder of 1999, the Company paid approximately $70 in a series of transactions to increase its ownership interest in Wiztec to 100%. Wiztec, based in Herzlia, Israel, is a provider of subscriber management systems for multi-channel subscription television operators.

     In January 1998, CMG acquired the customer management assets of Maritz, Inc. for approximately $30 in cash. Under the terms of the acquisition agreement, the Company made additional performance-based payments to the former owner of Maritz of approximately $4 in the first quarter of 1999 and $3 in the first quarter of 2000. These payments were recorded as additions to goodwill and are being amortized over a twenty-five-year life.

                          NOTES TO FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)


(4)  DEBT AND RECEIVABLES SECURITIZATION

     On September 7, 2000, the Company issued $100 in notes, which will mature on September 9, 2002. Proceeds from the notes were used to repay a portion of the Company's outstanding short-term borrowings. The notes bear interest at a variable rate, which is based on LIBOR. Additionally, on September 7, 2000, the Company entered into an interest rate swap agreement with a notional value of $100, which has the effect of converting the variable rate notes into 7.82% fixed rate debt. The interest rate swap agreement terminates on the day the notes mature.

     Separately, on September 26, 2000, the Company extended its agreement to sell a portion of its domestic trade accounts receivable through September 2001. The maximum amount of outstanding receivables that can be sold under the agreement was reduced from $200 to $150.

(5)  SIGNIFICANT CUSTOMER

     Both of the Company's segments derive significant revenues from AT&T. Revenues from AT&T were 42.0% and 39.6% of the Company's consolidated revenues for the nine-month periods ended September 30, 2000 and September 30, 1999, respectively. Related accounts receivable from AT&T totaled $108.9 and $83.9 at September 30, 2000 and December 31, 1999, respectively.

(6)  CONTINGENCIES

     The Company is from time to time subject to routine complaints incidental to the business. The Company believes that the results of any complaints and proceedings will not have a material adverse effect on the Company's financial condition.

(7)  IMPLEMENTATION OF SFAS 133

     Effective July 1, 2000, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value. Fair values are determined based on quoted market prices of comparable instruments, if available, or on pricing models using current assumptions. On the date the derivative contract is entered into, the Company designates it as either a fair value or cash flow hedge. At September 30, 2000, the Company's derivative contracts are all designated as cash flow hedges and have all been determined by the Company to be highly effective. Unrealized gains and losses of highly effective cash flow hedges are recorded in other comprehensive income, until the underlying transaction occurs. At September 30, 2000, the Company's balance sheet reflects derivative liabilities of $1.2. Additionally, the interest rate swap was a liability with a fair value of $0.5 at September 30, 2000. As of September 30, 2000, accumulated other comprehensive income included deferred net losses of $1.2. The Company formally documents all relationships between hedging instruments and hedged items, as well as its related risk management objective. The Company also formally assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged cash flows.

(8)  RECENTLY ISSUED ACCOUNTING STANDARD

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 interprets and expands upon existing guidance regarding revenue recognition. SAB 101 will be effective in the fourth quarter of 2000. The Company does not expect SAB 101 to have a material impact on revenue recognition for current contracts. The impact of SAB 101 on the Company's future revenue recognition will be dependent on the nature and terms of services offered by the Company in the future.

                          NOTES TO FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)


(9)  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

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

     The Company does not allocate activities below the operating income level to its reported segments. Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. The Company's business segment information is as follows:

                                                              Three Months                    Nine Months
                                                           Ended September 30,             Ended September 30,
                                                        -------------------------       ----------------------
MILLIONS OF DOLLARS                                         2000        1999                2000        1999
-------------------                                     ---------       ---------       ---------       ---------

Revenues
    Information management.......................       $   205.4       $   179.1       $    573.6      $   507.3
    Customer management..........................           342.7           279.9          1,020.4          795.4
    Less:  intersegment..........................            (3.6)           (8.8)           (14.0)         (26.5)
                                                        ----------       ---------       ----------      ---------
                                                        $   544.5       $   450.2       $  1,580.0      $ 1,276.2
                                                        =========       =========       ==========      =========
Depreciation and Amortization
    Information management.......................       $    14.8       $    12.2       $     42.6      $    30.3
    Customer management..........................            24.9            21.5             72.7           63.1
    Corporate....................................             1.1             0.5              2.4            1.0
                                                        ---------       ---------       ----------      ---------
                                                        $    40.8       $    34.2       $    117.7      $    94.4
                                                        =========       =========       ==========      =========

Special Item - Acquired Research and Development
    Information management.......................       $      --       $      --       $      --       $     2.0
    Customer management..........................              --              --              --              --
                                                        ---------       ---------       ---------       ---------
                                                        $      --       $      --       $      --       $     2.0
                                                        =========       =========       =========       =========

Operating Income (Loss)
    Information management.......................       $    43.0       $    34.3       $    117.1      $    95.3
    Customer management..........................            42.1            29.6            124.1           78.4
    Corporate....................................            (1.9)           (1.8)            (5.7)          (4.7)
                                                        ---------       ---------       ----------      ---------
                                                        $    83.2       $    62.1       $    235.5      $   169.0
                                                        =========       =========       =========       =========

Capital Expenditures (excluding acquisitions)
    Information management                              $    17.3       $     9.7        $    33.3      $    24.8
    Customer management..........................            27.0            26.4             71.9           55.3
    Corporate....................................             0.8             0.5              5.2            8.7
                                                        ---------       ---------       ---------       --------
                                                        $    45.1       $    36.6       $   110.4       $    88.8
                                                        =========       =========       =========       =========


                          NOTES TO FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

(10) EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Nine Months Ended                                                   PER SHARE
September 30,                              INCOME       SHARES      AMOUNT
                                           ------       ------      ------

2000
Basic EPS                                 $  140.5        152.5     $   0.92
Effect of dilutive securities:
Stock-based compensation arrangements           --          5.3        (0.03)
                                          --------     --------     --------
Diluted EPS                               $  140.5        157.8     $   0.89
                                          ========     ========     ========

1999
Basic EPS                                 $  104.9        151.7     $   0.69
Effect of dilutive securities:
Stock-based compensation arrangements           --          2.7        (0.01)
                                          --------     --------     --------
Diluted EPS                               $  104.9        154.4     $   0.68
                                          ========     ========     ========

Three Months Ended
September 30,

2000
Basic EPS                                 $   50.4        153.1     $   0.33
Effect of dilutive securities:
Stock-based compensation arrangements           --          5.5        (0.01)
                                          --------     --------     --------
Diluted EPS                               $   50.4        158.6     $   0.32
                                          ========     ========     ========

1999
Basic EPS                                 $   39.7        151.7     $   0.26
Effect of dilutive securities:
Stock-based compensation arrangements           --          3.3           --
                                          --------     --------     --------
Diluted EPS                               $   39.7        155.0     $   0.26
                                          ========     ========     ========


                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

BACKGROUND

     Convergys Corporation (the Company) is a leading provider of outsourced information and customer management services. The Company focuses on developing long-term strategic relationships with clients in customer-intensive industries including telecommunications, cable, broadband, satellite broadcasting, Internet services, technology and financial services. The company serves its clients through its two operating subsidiaries: (i) the Information Management Group
(IMG), which provides outsourced billing and information services; and (ii) the Customer Management Group (CMG), which provides outsourced marketing and customer support services. For certain clients, IMG and CMG jointly provide a full range of billing and customer management services.

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

CONSOLIDATED OVERVIEW
THREE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1999

     The Company's revenues for the third quarter of 2000 totaled $544.5, a 21% increase from the third quarter of 1999. This higher revenue reflects increases experienced by both of the Company's operating groups. The Company's operating expenses for the third quarter of 2000 totaled $461.3, a 19% increase from the third quarter of 1999, reflecting greater business volume, increased spending on sales and marketing and research and development activities and higher depreciation. The increases in sales and marketing expenses and research and development spending reflect the Company's strategy to accelerate growth. The increase in depreciation results from data center upgrades and new customer contact facilities. The Company's operating income was $83.2 in the third quarter of 2000, a 34% increase from the third quarter of 1999.

     The Company's equity in earnings of its Cellular Partnership decreased 41% for the third quarter of 2000 as compared to the same period in 1999, reflecting lower subscriber revenues and higher operating costs experienced by the partnership. Interest expense decreased 2% in the third quarter of 2000 from the third quarter of 1999, as a result of slightly lower borrowings, partially offset by increased interest rates. Net income was $50.4, or $0.32 per diluted share, a 27% increase from $39.7 or $0.26 per diluted share in the third quarter of 1999.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1999

     The Company's revenues for the first nine months of 2000 totaled $1,580.0, a 24% increase from the first nine months of 1999. The Company's operating expenses for the first nine months of 2000 totaled $1,344.5, a 21% increase over the first nine months of 1999, excluding a special item in 1999 to expense purchased in-process research and development costs. The Company's operating income was $235.5 in the first nine months of 2000, a 38% increase from the first nine months of 1999, excluding the special item. Including the 1999 special item, operating income in the first nine months of 1999 was $169.0.

     The Company's equity in earnings of its Cellular Partnership in the first nine months of 2000 was $17.3, a 36% decrease from the first nine months of 1999. Interest expense increased 3% in the first nine months of 2000 from the first nine months of 1999 as a result of higher interest rates. Net income for the first nine months of 2000 was $140.5, or $0.89 per diluted share, a 31% increase compared to $106.9, or $0.69 per diluted share, for the first nine months of 1999, excluding the special item in 1999. Including the 1999 special item, the Company's net income was $104.9 or $0.68 per diluted share in the first nine months of 1999.

INFORMATION MANAGEMENT

                                                         Three Months                            Nine Months
($ Millions)                                        Ended September 30,                       Ended September 30,
                                            -------------------------------------    -----------------------------------
                                               2000        1999      CHANGE     %       2000       1999      CHANGE      %
                                            ---------    --------    ------------    ---------   ---------   --------------
Revenues:
     Information processing..............   $   125.3    $  110.3    $  15.0    14   $  354.5    $  305.4    $  49.1     16
     Professional and consulting.........        44.4        34.9        9.5    27      112.4       109.9        2.5      2
     License and other...................        12.8        10.4        2.4    23       39.0        27.8       11.2     40
     International.......................        19.3        14.7        4.6    31       53.7        37.7       16.0     42
                                            ---------    --------    -------          -------    --------    -------
       External revenues.................       201.8       170.3       31.5    18      559.6       480.8       78.8     16
     Intercompany services...............         3.6         8.8       (5.2)  (59)      14.0        26.5      (12.5)   (47)
                                            ---------    --------    -------          -------    --------   --------
       Total Revenues....................       205.4       179.1       26.3    15      573.6       507.3       66.3     13

Costs of products and services...........       102.9        92.2       10.7    12      290.2       266.9       23.3      9
Selling, general and administrative
  expenses...............................        25.0        20.6        4.4    21       66.1        57.1        9.0     16
Research and development costs...........        19.7        18.0        1.7     9       57.3        48.3        9.0     19
Depreciation.............................        10.1         7.7        2.4    31       28.6        21.7        6.9     32
Amortization.............................         4.7         4.5        0.2     4       14.0         8.6        5.4     63
Year 2000 programming costs..............           -         1.8       (1.8)    -        0.3         7.4       (7.1)   (96)
Special item.............................           -           -         -      -          -         2.0       (2.0)     -
                                            ---------    --------    --------        ---------  ---------   --------
        Total costs     .................       162.4       144.8       17.6    12      456.5       412.0       44.5     11
                                             --------    ---------   --------        ---------  ---------    -------

Operating income.........................   $    43.0    $   34.3    $   8.7    25   $  117.1    $   95.3    $  21.8     23


THREE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1999

     Excluding intercompany activity, revenues for the Company's information management segment were $201.8 for the third quarter of 2000, an 18% increase from the third quarter of 1999. Information processing revenues increased 14% in the third quarter of 2000 over the third quarter of 1999, primarily as a result of a 31% increase in subscribers in IMG's wireless client base and a decline in revenues from wireline clients. The increase in information processing revenues was partially offset by contractual rate reductions. Professional and consulting revenues increased 27% from the third quarter of 1999 due to increased enhancement requests from wireless clients, particularly Sprint and Verizon.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

     IMG's license and other revenues increased 23% to $12.8 in the third quarter of 2000, reflecting general growth in the Company's cable operations. IMG's international revenues increased 31% to $19.3, primarily reflecting implementation revenues from the Company's contract with Telesp Celular, which was signed in the first quarter of 2000.

     IMG's costs and expenses were $162.4 in the third quarter of 2000, a 12% increase over the third quarter of 1999. Direct costs of products and services increased as a result of increased business volume. Selling, general and administrative expenses increased reflecting the Company's intensified focus on sales and marketing efforts. Research and development costs increased from continued development work on ATLYS, IMG's international wireless billing system, and on Internet Protocol billing capabilities. Depreciation expense increased $2.4 million primarily from data center upgrades, while amortization expense increased slightly from the completion of the acquisition of Wiztec Solutions Ltd. (Wiztec) in the fourth quarter of 1999. These increases were partially offset by a reduction of $1.8 in Year 2000 programming costs.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1999

     Excluding intercompany revenues, IMG's revenues were $559.6 for the first nine months of 2000, a 16% increase from the first nine months of 1999. Information processing revenues increased 16% to $354.5 in the first nine months of 2000 from the first nine months of 1999, primarily as a result of 31% subscriber growth in IMG's wireless client base. The increase in information processing revenues was partially offset by contractual rate reductions and a decline in revenues from wireline clients. IMG's professional and consulting service revenues increased 2% to $112.4 in the first nine months of 2000 over the first nine months of 1999. This increase was primarily attributable to increased enhancement requests from wireless clients in the third quarter 2000, partially offset by the expiration of a small Canadian wireless billing relationship. IMG's license and other revenues increased $11.2 in the first nine months of 2000 as compared to the first nine months of 1999, reflecting growth in the Company's cable operations. IMG's international revenues increased $16.0 in the first nine months of 2000, primarily reflecting the Telesp Celular implementation revenues and the Wiztec acquisition in March 1999.

     IMG's costs and expenses were $456.5 in the first nine months of 2000, an 11% increase over the first nine months of 1999, excluding a special item. The increase in IMG's costs and expenses for the first nine months of 2000 can be attributed to higher direct costs associated with the revenue increase, increased focus on sales and marketing efforts, increased research and development efforts and data center upgrades. Amortization expense increased 63% from the first nine months of 1999 as a result of the Wiztec acquisition in 1999. These increased costs and expenses were partially offset by a $7.1 reduction in Year 2000 programming costs.

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

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

CUSTOMER MANAGEMENT

                                                         Three Months                          Nine Months
                                                    Ended September 30,                      Ended September 30,
                                            ----------------------------------     -----------------------------------
($ Millions)                                 2000       1999     CHANGE     %         2000       1999    CHANGE      %
                                            --------   --------  -------------      --------    ------   -------------

Revenues:
     Dedicated services..................   $ 301.6    $ 224.0   $  77.6    35    $    879.6   $ 615.9   $ 263.7    43
     Traditional services................      29.7       42.6     (12.9)  (30)        103.2     136.6     (33.4)  (24)
     International.......................      11.4       13.3      (1.9)  (14)         37.6      42.9      (5.3)  (12)
                                            --------   --------  -------            --------    ------    ------
          Total revenues.................   $ 342.7    $ 279.9   $  62.8    22    $  1,020.4   $ 795.4   $ 225.0    28

Costs of products and services...........     207.5      171.7      35.8    21         619.3     485.4     133.9    28
Selling, general and administrative
  expenses...............................      64.7       52.6      12.1    23         192.8     151.0      41.8    28
Research and development costs...........       3.5        4.1      (0.6)  (15)         11.5      13.7      (2.2)  (16)
Depreciation.............................      17.0       13.6       3.4    25          49.0      39.5       9.5    24
Amortization.............................       7.9        7.9         -     -          23.7      23.6       0.1     -
Year 2000 programming costs..............         -        0.4      (0.4)    -             -       3.8      (3.8)   -
                                            -------    -------  --------          ----------   -------   -------
          Total costs....................     300.6      250.3      50.3    20         896.3     717.0     179.3    25
                                            -------    -------   -------          ----------   -------   -------

Operating income.........................   $  42.1    $  29.6   $  12.5    42    $    124.1   $  78.4   $  45.7    58


THREE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1999

     Revenues for the Company's customer management segment, CMG, were $342.7 in the third quarter of 2000, a 22% increase from the third quarter of 1999. Dedicated services revenues (typically longer-term relationships where CMG provides value-added customer service, technical support and sales account management primarily through personnel dedicated to a specific client) increased by $77.6. The increase in dedicated services revenues resulted from strong growth in customer support services for AT&T and DirecTV and a more than doubling of CMG's technical support revenues from technology clients. The strong increase in dedicated services was partially offset by a 30% decrease in traditional, campaign-based, teleservices. This decrease reflects the continued migration of the CMG's business towards dedicated, higher value-added services. CMG's international revenues decreased $1.9 in the third quarter of 2000 over the third quarter of 1999 mostly due to lower revenues in CMG's French operations and unfavorable shifts in foreign currencies.

     CMG's costs and expenses were $300.6 in the third quarter of 2000, a 20% increase from the third quarter of 1999. Increases in direct costs of products and services and selling, general and administrative expenses were the result of increased business volume. Depreciation expense increased by $3.4 as a result of new contact centers opened to support the increased business volume. CMG's operating margin increased to 12.3%, up from 10.6% in the third quarter of 1999, reflecting the positive impact of higher revenues and continuous improvement initiatives on operating margin.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1999

     CMG's revenues were $1,020.4 in the first nine months of 2000, a 28% increase from the first nine months of 1999. Dedicated services revenues rose $263.7, reflecting strong customer support revenues from AT&T, DirecTV and technology clients. Traditional, campaign-based, teleservices revenues decreased by 24% from the first nine months of 1999. CMG's international revenues decreased $5.3 in the first nine months of 2000 over levels in the first nine months of 1999, primarily reflecting lower revenues in CMG's French operations and unfavorable shifts in foreign currencies.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

     CMG's costs and expenses were $896.3 in the first nine months of 2000, a 25% increase from the first nine months of 1999. This increase was primarily due to higher labor and facility costs needed to support higher revenues and was partially offset by lower Year 2000 programming costs.

CLIENT CONCENTRATION

     The Company's three largest clients accounted for 56% and 52% of its revenues in the first nine months of 2000 and 1999, respectively. The risk posed by this revenue concentration is reduced by the long-term contracts the Company has with its largest clients. AT&T, the Company's largest client at 42% of revenues in the first nine months of 2000, is principally served under long-term information and customer management contracts that expire in 2006. DirecTV, the Company's second largest client in the first nine months of 2000, is served by CMG under a contract that expires at the end of 2002. IMG's contract with Sprint PCS, the Company's third largest client, expires at the end of 2001.

     The communications and cable industries served by the Company have experienced a consolidation trend. ALLTEL, an IMG competitor, became a client of IMG in 1998 through its acquisition of 360 Degree Communications. In September 1999, the Company reached an agreement with ALLTEL under which ALLTEL will begin to migrate its subscribers off of IMG's billing software beginning later this year. ALLTEL has indicated that it expects to complete the migration of its subscribers by the end of 2001. The contract will terminate when the migration of subscribers is complete. Under terms of the amended contract, IMG will receive payments totaling $55 (of which $30 has been received as of September 30, 2000), as well as amounts for continued data processing and professional and consulting services through the date that the contract is terminated. The payments will be recognized as revenue as the related services are performed based on the value of the services provided, with the remainder to be recognized as a termination penalty once the contract is terminated. The amended contract provides annual data processing revenue minimums for 2000 and 2001, as well as a monthly minimum for any period after 2001 during which IMG provides data processing services to ALLTEL. The amended contract is not expected to impact IMG's revenues or operating income significantly in 2000, but will begin to in 2001. In the first quarter of 2000, ALLTEL announced that it would be transferring its interest in certain markets with approximately 1 million subscribers in the aggregate to Verizon in return for Verizon markets with approximately 1.5 million subscribers. None of the Verizon markets that will be transferred to ALLTEL is served by IMG.

     In the second quarter of 2000, AT&T acquired Media One, an IMG client representing less than 1% of the Company's third quarter 2000 revenues. AT&T had a cable billing contract with an IMG competitor through an earlier acquisition. In October 2000, AT&T announced its intention to move the majority of the Media One cable subscribers to the competitor's system by late 2001 and all of the subscribers by June 2002. Over 70% of IMG's revenues under the Media One contract are guaranteed. Under its license contract with Media One, which was signed in the fourth quarter of 1998, IMG had converted approximately 800,000 of Media One's approximately 5 million subscribers onto IMG software as of September 30, 2000. It is expected that these subscribers will be removed from IMG's systems by late 2001 or in the first half of 2002. As the majority of the revenues under the Media One license contract are guaranteed, the movement of the subscribers to the competitor's system is not expected to have a material impact on IMG's operating results.

     On July 27, 2000, the Company announced that it had reached an agreement to expand its billing relationship with Verizon Wireless, the U.S. wireless alliance formed by Bell Atlantic, PrimeCo Personal Communications (PrimeCo) and AirTouch Cellular (AirTouch). Previously, IMG had served GTE, which recently merged with Bell Atlantic, as well as PrimeCo and AirTouch Cellular under separate billing contracts. Under the five-year agreement, IMG will continue to serve the Verizon markets it previously served under the former contracts. The contract provides for reduced pricing effective January 1, 2001, which will initially have a dampening effect on IMG's information processing revenue growth in 2001.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)
FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities generated $111.4 and $198.0 in cash during the first nine months of 2000 and 1999, respectively. The Company's cash flows from operating activities for the first nine months of 2000 reflect a $41.0 reduction in borrowings under its accounts receivable securitization program. Capital expenditures were $110.4 and $88.8 for the first nine months of 2000 and 1999, respectively. This increase primarily relates to CMG's expansion of existing contact facilities and the opening of additional facilities.

     Operating cash flows have historically been more than sufficient to fund the Company's cash needs, other than for very large acquisitions. Acquisitions have historically been financed with a combination of borrowings and operating cash flows. At September 30, 2000, the Company had $312.8 of debt outstanding. The Company's borrowing facilities include revolving credit facilities with a $250 borrowing capacity expiring in November 2000, an additional $250 borrowing capacity expiring in November 2002 and $100 in notes which expire in September 2002. The Company is in discussions to renew the facility expiring in November 2000, but may reduce the size of the facility. During the fourth quarter of 1999, the Company entered into an accounts receivable securitization agreement. The Company decreased its balance of outstanding sold receivables by $41 during the first nine months of 2000, bringing the total outstanding balance of sold receivables to $110 at September 30, 2000. The Company anticipates that future operating cash flows, its available credit under existing facilities and its access to capital markets will be sufficient to meet future capital needs.

BALANCE SHEET

     The $105.4 increase in accounts receivable from December 31, 1999 to September 30, 2000 reflects increases related to higher revenue in addition to a $41 reduction in the sale of receivables sold under the Company's securitization agreement. Excluding the effects of the securitization, days sales outstanding increased by 5 days, compared with December 31, 1999, to 73 days. Accounts receivable allowances at September 30, 2000 decreased by $2.8 from December 31, 1999, reflecting the resolution of certain client accounts receivable that had been specifically reserved. Marketable securities decreased $45.1 from December 31, 1999, primarily due to the decline in market value of the Company's equity investment in Kana Communications, Inc. This decline in market value did not affect net income as it was recorded directly to shareowners' equity as a component of other comprehensive income. Payables and other current liabilities decreased by $24.1 from December 31, 1999, largely as the result of the timing of payments for certain accrued expenses, particularly accrued taxes and accrued payroll and related employee benefits, and an $11 million reduction in advance billings and customer deposits.

YEAR 2000 PROGRAMMING

     The Company initiated a program in 1995 to identify and address issues associated with the ability of its date-sensitive information and business systems and equipment to recognize the Year 2000 properly. Given its reliance on its information and business systems, the Company's Year 2000 efforts primarily focused on information technology systems. The Company incurred $0.3 and $11.2 in expenses during the first nine months of 2000 and 1999, respectively. The Company has not experienced any significant problems associated with the date change and does not expect to incur any additional Year 2000 costs other than for routine monitoring and testing of continued compliance. While the Company does not anticipate any significant problems regarding the Year 2000, there can be no assurance that problems will not arise in the future.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

FOREIGN CURRENCY AND INTEREST RATE RISK

     The Company derived approximately 6% of its revenues for the first nine months of 2000 outside of North America. The Company maintains a foreign currency risk management strategy that uses derivative instruments to manage its foreign currency exposures. The Company uses cash flow hedging strategies to reduce the potentially adverse effects that market volatility can have on its operating results. The use of these instruments exposes the Company to credit risk and market risk. The Company manages these credit and market risks by entering into derivative agreements only with highly rated institutions and by establishing parameters that limit the type and degree of market risk that can be assumed.

     The Company is exposed to market risk from its variable rate borrowings. At September 30, 2000, the Company had $312.8 in outstanding variable rate borrowings and had sold $110 in accounts receivable on a variable rate basis. The Company entered into an interest rate swap agreement to effectively fix the interest rate for $100 of variable rate borrowings. The swap agreement exposes the Company to credit risk in the event the counterparty could not perform under the agreement. The Company managed this risk by entering into the interest rate swap agreement with a highly rated financial institution. Based upon the Company's exposure to variable rate borrowings, a one percentage point change in the weighted average interest rate would change the Company's annual interest expense by approximately $3.

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

(a)  Exhibits.

     The following is filed as an Exhibit to Part I of this Form 10-Q:

     Exhibit
     Number
     ------

       12                     Computation of Ratio of Earnings to Fixed Charges
       27                     Financial Data Schedule


(b)  Reports on Form 8-K

     The Company filed a Form 8-K, dated September 26, 2000, reporting that the Company responded to an inquiry from CBS MarketWatch regarding Convergys' recent share price decline.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 Convergys Corporation




Date:  November 13, 2000         /s/ Steven G. Rolls
                                 ---------------------------------------
                                 Steven G. Rolls
                                 Chief Financial Officer