Form 10-K
period 2000-12-31
CONVERGYS CORP
filed 2001-03-16
CIK 1062047

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        --------------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000


                          Commission file number 1-14379

                              CONVERGYS CORPORATION

                 An Ohio                         I.R.S. Employer
                 Corporation                     No. 31-1598292

                 201 East Fourth Street, Cincinnati, Ohio 45202
                         Telephone Number (513) 723-7000

                     --------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
        Title of each class                        on which registered
        -------------------                     -------------------------

Common Shares (no par value)                    New York Stock Exchange
Series A Preferred Share Purchase Rights        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

               --------------------------------------------------

         At January 31, 2001, there were 155,298,672 common shares outstanding.

         At January 31, 2001, the aggregate market value of the voting shares owned by non-affiliates was $7,378,239,907.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
     ----     ----

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


(1) Portions of the registrant's definitive proxy statement dated March 7, 2001 issued in connection with the annual meeting of shareholders (Part
         III)

                                TABLE OF CONTENTS

                                     PART I


Item                                                                                                        Page
----                                                                                                        ----
   1.    Business...................................................................................          3

   2.    Properties.................................................................................         11

   3.    Legal Proceedings..........................................................................         11

   4.    Submission of Matters to a Vote of the Security Holders....................................         11

                                     PART II

   5.    Market for the Registrant's Common Equity and Related Security
         Holder Matters.............................................................................         13

   6.    Selected Financial and Operating Data......................................................         14

   7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................................................         15

   7a.   Quantitative and Qualitative Disclosure about Market
         Risk........................................................................................        22

   8.    Financial Statements and Supplementary Data................................................         22

   9.    Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure...................................................................         43

                                    PART III

  10.    Directors and Officers of the Registrant...................................................         43

  11.    Executive Compensation.....................................................................         43

  12.    Security Ownership of Certain Beneficial Owners and Management.............................         43

  13.    Certain Relationships and Related Transactions.............................................         43

                                     PART IV

  14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K.............................         44

  See page 12 for Executive Officers of the Registrant.

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

Important factors that may affect these projections or expectations include, but are not limited to: changes in the overall economy; changes in competition in markets in which the Company operates; changes in the regulatory environment in which the Company's customers operate; changes in the demand for the Company's services; changes in technology that impact both the markets served and the types of services offered; and consolidation within the industries in which the Company's clients operate.

                                     PART I

ITEM I.  BUSINESS

GENERAL

Convergys Corporation (the Company or Convergys) is a global leader in the provision of outsourced, integrated billing and customer care services. Convergys focuses on developing long-term strategic relationships with clients in customer-intensive industries including telecommunications, cable, broadband, satellite broadcasting, Internet services, technology and financial services. The Company serves its clients through its two operating units: (i) the Information Management Group (IMG), which develops complex software to provide outsourced billing and information services; and (ii) the Customer Management Group (CMG), which provides outsourced marketing and customer support services. For certain clients, IMG and CMG jointly provide a full range of billing and customer management services.

INDUSTRY OVERVIEW

As the result of a broad combination of factors, including advances in technology, globalization and deregulation, the communications, technology and financial services markets are experiencing increased competition. As a result, billing and customer management solutions, which utilize software-based information systems and services to identify, attract, bill and retain customers, have become a strategic necessity for companies in these industries as they seek to remain competitive.

The communications industry, which includes wireless and wireline telecommunications, cable, cable telephony, broadband, direct satellite broadcasting and Internet services, is becoming increasingly more competitive as a result of deregulation, convergence, the development of new technologies and global industry consolidation. Deregulation and the development of new technologies have created new entrants. Convergence and global industry consolidation, coupled with the enormous demand for communication services, have resulted in the formation of companies that provide a full range of communication services to millions of residential and business subscribers.

The emergence of the Internet and other new technologies has created additional channels for customer support. Where companies once provided customer support through telephone-based call centers, these emerging technologies and shifts in consumer preferences now require customer support to be offered through multi-channel contact centers. In these multi-channel contact centers, trained agents provide customer support through a full-range of Web-enabled services ranging from self-care to chat to click-to-live-agent in addition to telephone-based agent services. This shift in customer support methodology, as well as the competitive environment in the communications, technology and financial services industries, has led many companies in these industries to consider and embrace the outsourcing of customer support services.

Technological advances such as relational databases and predictive behavior software are making it possible for companies in these competitive industries to analyze their customers' behavior and design product/service offerings which address specific customer needs. This ability has given rise to customer relationship management, which companies use to identify, attract and retain customers effectively and efficiently.

Convergys is unique among its peers in that it offers both outsourced billing and customer support services in an end-to-end solution.

Convergys believes that the growth of information and customer management outsourcing will continue in its target markets as companies focus on their core competencies and seek to benefit from the advantages that outsourcing companies can provide. These advantages include: (i) technologically advanced, scalable systems and software which enable rapid competitive response; (ii) cost savings resulting from economies of scale achieved by leveraging investments in technology, large data processing facilities and large customer service centers;
(iii) improved time-to-market for new products/services, whether for existing companies or new entrants; and (iv) expertise to target, acquire and retain customers more effectively.

STRATEGY

Convergys' strategy for growth is designed to capitalize on the trends in the industries it serves: explosive demand and competition in the communications industry; need for complex, highly scalable communications billing systems; the continuing trend toward outsourcing of billing and customer support services; and demand for the use of new technologies (multi-channel contact centers) and new disciplines (customer relationship management) in providing customer support services. Specific tenets of the strategy include:

LEVERAGING INDUSTRY LEADERSHIP POSITION

Convergys is a global leader in providing complex, highly scalable billing solutions to the communications industry. The Company's strategy is to use this position to be the billing services provider of choice for wireless, wireless data, Internet, cable, cable telephony, broadband and direct broadcast satellite services. The strategy includes being positioned to provide billing services as our current clients introduce new services, as existing service providers who are not clients outgrow their current billing systems and as new entrants emerge.

With respect to customer support services, Convergys' strategy is to leverage its leadership position in the industry to provide a growing array of customer support and customer relationship management services through its multi-channel contact centers. These services will be focused on the needs of high-growth industries, such as communications, technology and financial services.

PURSUING INTERNATIONAL GROWTH

The Company believes that developments in the international communications market position Convergys for significant international growth. As deregulation in the international market leads to increased competition and industry consolidation, Convergys believes that the demand for Convergys' highly scalable, complex billing systems will increase. Similarly, the auctions of new spectrum for 3G wireless services and the growth of wireless data communications in the international markets will lead to new entrants and new potential clients for Convergys' robust systems. Convergys is investing heavily in its systems' capabilities, particularly its global wireless billing system, Atlys, and in its international sales and marketing efforts to realize this market potential.

DEPLOYING AGGRESSIVE SALES AND MARKETING EFFORTS

Beginning in 2000, Convergys has begun to increase its sales and marketing efforts to realize its market potential. During 2000, Convergys significantly increased its sales force in order to penetrate existing clients more fully and to capture new clients both domestically and internationally. Similarly, in 2000, Convergys began the implementation of a marketing and business development plan with the goals of increasing the Company's visibility in the vertical markets it serves, leading the Company's product development efforts and pursuing technology-based alliances, as needed, to meet market needs.

PURSUING STRATEGIC ACQUISITIONS AND ALLIANCES

Convergys has a history of enhancing internal growth through acquisitions (30 acquisitions in the past 15 years). The Company believes that consolidation in its industry will continue and that it will continue to pursue acquisitions and alliances that expand its client base, add new capabilities or enable it to accelerate its product development efforts or geographic expansion.

PRODUCTS AND SERVICES
IMG

IMG serves clients principally by providing and managing complex billing and information systems delivered through IMG data centers or on a licensed software basis. IMG's billing software addresses all segments of the communications industry, including wireless, wireline, cable, cable telephony, broadband, direct broadcast satellite and Internet services. IMG's software and data processing capabilities enable it to activate services, capture usage information, calculate billing charges, consolidate billing for multiple service or equipment features and enable clients to use such data to target customers for new or expanded service or product offerings. IMG's professional and consulting services include its customization of its software at clients' request to create, modify and enhance billing and other related customer support solutions. IMG also licenses its software to address the needs of those clients who prefer to conduct their billing and information services in their own data centers.

During 2000, over 63% of IMG's revenues were for data processing services generated from recurring monthly payments from its clients based upon the number of subscribers or bills processed by IMG in its data centers. Professional and consulting services for software maintenance and enhancements, a majority of which are based on hourly fees for work performed, accounted for approximately 20% of IMG's 2000 revenues. IMG's remaining revenues were primarily from software license arrangements and other miscellaneous services.

IMG's experience and size result in significant time-to-market, service and cost advantages for clients. These advantages include rapid introduction of new services, predictable costs, information management expertise and access to advanced technology without high capital expenditures. IMG's leading market share in wireless bill processing is driven by its ability to develop software and systems capable of addressing the complexity of wireless billing and delivering cost-effective solutions. Billing for wireless services is extremely complex for a number of reasons including a multitude of pricing plans, roaming charges, long distance charges, different taxing jurisdictions, the need for an ability to implement strategic marketing programs, and the existence of multiple services for a subscriber. This complexity is expected to increase as a wide array of additional services is added to traditional wireless communication services. In addition to these complexities, a successful billing system must possess the scalability to meet the needs of the wireless industry that has continued to grow at a rapid rate while experiencing significant consolidation.

IMG has leveraged its billing expertise in the wireless communications market to become a leading provider of billing services for the cable and broadband industries. IMG's current share of the U.S. cable television billing market is 24%, and the Company has further expanded its billing software capabilities to serve the cable telephony and broadband services market.

IMG has made significant investments in billing systems in the past two years to address billing for IP-based services. Billing systems are a critical need in this rapidly growing market. The Company offers Catalys, a flexible, scalable, Internet billing and customer care platform that enables Internet service providers (ISPs) to manage and automate subscriber accounts. Catalys will enable the Company's clients to bill differentially for their services based on the value delivered. The primary target market for Catalys is small and medium-size ISPs.

Similarly, by adding IP billing capabilities to its wireless and video billing applications, IMG will be able to offer convergent billing for wireless, wireline, Internet and video services on a single billing system. Atlys, IMG's global wireless billing software, is being marketed to carrier-class communications companies with convergent billing needs.

IMG's software services for wireline-based carriers include a range of billing, information and network management solutions.

CMG

CMG provides comprehensive, outsourced customer management services for its clients utilizing its advanced information systems capabilities, human resource management skills and industry experience. In 2000, approximately 91% of CMG's North American revenues were related to dedicated services and only 9% were related to traditional teleservices. While traditional teleservices programs require similar technological capabilities, systems scale and human resource expertise as dedicated services, they are generally short-term and require less experience within the client's industry. CMG's international revenues are primarily derived from dedicated services.

CMG's dedicated services include:

         CUSTOMER SERVICE--CMG handles customer contacts that range from initial product information requests to customer retention initiatives. These customer service calls involve a variety of activities including gathering and analyzing customer information; describing product features, capabilities and options; activating customer accounts or renewing service; processing a product or service sale; and resolving complaints and billing inquiries.

         TECHNICAL SUPPORT--CMG answers technical support inquiries for consumers and business customers. Technical support ranges from simple product installation or operating assistance for a variety of software and hardware products to highly complex issues such as systems networking configuration or software consultation. CMG's revenues from technical support services more than doubled in 2000.

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

         EMPLOYEE CARE --CMG provides human resources and benefits administration outsourcing that assist employees in enrolling, changing or gathering further information about their companies' programs.

CMG generally receives a fee based on staffing hours or number of calls handled by the customer service representatives assigned to a program. Per hour or per call charges for dedicated services are usually higher than charges for traditional teleservices due to the higher level of value-added activity associated with dedicated services. Supplemental revenues can sometimes be earned depending on service levels or achievement of certain performance measurement targets. These supplemental revenues are recognized by the Company only after it has achieved the required measurement target. Additional fees are charged for service enhancements or system upgrades requested by clients.

CLIENTS
IMG

IMG generally has long-term relationships and multi-year contracts with its clients. In many cases, IMG is the client's exclusive provider of billing services or the contract requires the client to fulfill minimum annual commitments. IMG billing and customer management software platforms process billing information for monthly customer statements for approximately 37% of U.S. wireless subscribers. IMG's customers include three of the largest PCS providers, Sprint PCS, AT&T Wireless and Verizon, with whom the Company has multi-year contracts. At December 31, 2000, IMG's wireless billing customers included AT&T Wireless, Sprint PCS, Verizon, ALLTEL, SBC Communications, Cincinnati Bell Wireless, Houston Cellular and Telesp Celular (Brazil).

IMG provides cable and direct broadcast satellite billing services both domestically and internationally. IMG's cable billing systems also support bundled telephone and entertainment services provided by cable television system operators in the U.S. and Europe. At December 31, 2000, U.S. cable clients served by IMG include Time Warner, Cox Communications, Comcast, AT&T Broadband and Insight. International cable clients served by IMG include Telewest, NTO, ONO, Chorus, Deutsche Telekom, KabelNet, TeleKabel, PTK, Ondigital, Telstra, Cablemas, Tevel and SkyTel.

CMG

CMG principally focuses on developing long-term strategic outsourcing relationships with large clients in the communications, technology and financial services industries. CMG focuses on clients in these industries because of the complexity of services required, the anticipated growth of their businesses and their continuing need for customer management services. A representative listing of clients for which CMG provides a full range of customer management services would include AT&T, DIRECTV, American Express, Sprint PCS, Ameritech, Microsoft and Procter & Gamble. The Company provides technical support services to leading technology companies such as Microsoft, Dell, Hewlett-Packard, Nortel, Prodigy and Compaq.

OPERATIONS

At December 31, 2000, the Company operated two data centers in Orlando, Florida and Cincinnati, Ohio comprising approximately 150,000 square feet of space. Approximately 76,000 terminals are connected via 40 external networks to the Company's data centers. Over 400 data center operations and production support employees service the Company's data centers.

The Company's technologically advanced data centers provide twenty-four hour per day, seven day a week availability (with redundant power and communication feeds and emergency power back-up supplied by diesel generators) and are designed to withstand most natural disasters. Over 30 million bills are processed on a monthly basis from the Company's mainframe and open systems facilities, which can process over 3.4 billion instructions per second (MIPS), store over 16 terabytes (trillion bytes) of information and provide back-up capacity in the unlikely event that any one data center becomes inoperative.

The Company operates 53 contact centers with twenty-four hour per day, seven day a week availability, averaging 85,000 square feet per center and over 25,000 available production workstations.

The capacity of the Company's data center and call center operations, coupled with the scalability of its billing and customer management systems, enable the Company to meet initial and ongoing needs of large-scale and rapidly growing projects. By employing the scale and efficiencies of common application platforms, the Company is able to provide client-specific enhancements and modifications without incurring all the costs of a custom application. This allows the Company to position itself as a low cost, value-added provider of billing and customer support products and services.

TECHNOLOGY, RESEARCH & DEVELOPMENT

The Company intends to continue to emphasize the design, development and deployment of scalable information and customer management systems to increase its market share, both domestically and internationally. During 2000, the Company spent $94.6 million for research and development to advance the functionality, flexibility and scalability of its products and services.

During 2000, IMG introduced Release 6.0 of its Atlys billing system. The Atlys system employs advanced client/server technology for real-time customer activations, inquiries and adjustments, call detail collection and rating, and on-demand bill processing. Its three-tier distributed processing architecture utilizes advanced technology for ease of information access, as well as an intuitive Graphical User Interface for streamlined customer service that provides quick response and resolution. Release 6.0 features additional functionality to support general packet radio service (GPRS), IP enablement for Internet services including an IP mediation and provisioning gateway, event-based rating and global roaming (TAP3) support. Atlys is also being enhanced to support leading-edge m-commerce services over 3G broadband wireless networks.

During 2000, IMG also introduced Release 5.0 of the Catalys billing system for Internet service providers, invested in research and development activities to add IP billing functionality to existing wireless and cable billing systems and to develop a next-generation cable and satellite broadcasting billing system. Spending also continued to enhance IMG's systems' technical architecture. CMG's research and development spending in 2000 focused on adding Internet-based functionality and customer relationship management services to its existing service offerings.

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

COMPETITION

The industries in which the Company competes are extremely competitive. The Company's competitors include (i) existing clients and potential clients with substantial resources and the ability to provide billing and customer management capabilities internally; (ii) other billing software and/or services companies such as ALLTEL Corporation, Amdocs, CSG Systems International, DST Systems, Portal Software and SEMA Group; and (iii) other teleservices companies, such as APAC Teleservices Inc., SITEL Corporation, Inc., Sykes International, TeleTech Holdings, Inc. and West Teleservices Corporation. In addition, niche providers or new entrants could capture a segment of the market by developing new systems or services that could impact the Company's market potential.

The Company believes that the principal competitive factors in its industry are technological expertise, service quality, sales and marketing skills, the ability to develop customized products and services and the cost of services. The Company differentiates itself from its competitors based on its size and scale, advanced technology, service quality, breadth of services provided, industry and client focus, financial resources, cost of services and business reputation.

CELLULAR PARTNERSHIP LIMITED PARTNERSHIP INTEREST

The Company has a 45% limited partnership interest in a provider of cellular telecommunications business in central and southwestern Ohio and northern Kentucky (the Cellular Partnership). The population of the territory served by the Cellular Partnership is in excess of 5 million persons, and the Company's proportionate share of this cellular market represents approximately 2.3 million POPs. The Company accounts for the partnership interest under the equity method of accounting. In 2000, the Company's equity in earnings of the Cellular Partnership was $20.5 million and the Company received $33.9 million in distributions of Cellular Partnership earnings.

Ameritech Mobile Phone Service of Cincinnati, Inc., acquired by SBC Communications, Inc. during 1999, is the general partner and a limited partner in the Cellular Partnership with a combined partnership interest of approximately 53%. Beginning in the second half of 2000, the Cellular Partnership conducts its operations as a part of the Cingular Wireless joint venture between the wireless units of SBC Communications and BellSouth Corporation. The Cincinnati SMSA Limited Partnership Agreement authorizes the general partner to conduct and manage the business of the Partnership. Limited partners are entitled to their percentage share of income and cash distributions and shall meet capital calls or suffer a dilution of their interests.

ITEM 2.  PROPERTIES

The Company leases space for offices, data centers and call centers on commercially reasonable terms. Domestic facilities are located in Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Louisiana, Mississippi, Missouri, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. International facilities are located in Belgium, Brazil, Canada, England, France, Israel, Italy, the Netherlands, Sweden and Switzerland. Upon the expiration or termination of any such leases, the Company could obtain comparable office space. IMG also leases some of the computer hardware, computer software and office equipment necessary to conduct its business. The Company believes that its facilities and equipment are adequate and have sufficient productive capacity to meet its current needs.

The property of the Company is principally computer and communications equipment and software that does not lend itself to description by character and location of principal units. Other property of the Company is principally buildings and leasehold improvements.


ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is included in accordance with the provisions for Part III, Item 10:


Name                               Age                            Title
----                               ---                            -----
                             (as of 2/28/01)
James F. Orr (a)                   55              Chairman of the Board,
                                                   President and Chief Executive Officer

William D. Baskett III             61              General Counsel and Secretary

David F. Dougherty                 44              Chief Development Officer

Steven G. Rolls                    46              Chief Financial Officer

Robert J. Marino                   53              President of IMG

Ronald E. Schultz                  46              President of CMG

(a)      Member of the Board of Directors and Executive Committee


Officers are elected annually but are removable at the discretion of the Board of Directors.

JAMES F. ORR, Chairman of the Board since April 25, 2000; Chief Executive Officer of the Company since May 8, 1998; Chief Operating Officer of Cincinnati Bell Inc. (CBI), 1996-1998; Executive Vice President of CBI and President and Chief Executive Officer of IMG, 1995-1996; Director of Ohio National Life Insurance Company and Becton, Dickinson and Company.

WILLIAM D. BASKETT III, General Counsel and Secretary of the Company since May 8, 1998; General Counsel and Chief Legal Officer of CBI, 1993-1998; Partner of Frost & Jacobs, 1970-1997.

DAVID F. DOUGHERTY, Chief Development Officer of the Company since June 1, 2000; President of CMG, 1995-2000.

STEVEN G. ROLLS, Chief Financial Officer of the Company since June 1, 1998; Vice President and Controller of The BF Goodrich Company, 1993-1998.

ROBERT J. MARINO, President of IMG since 1996; Chief Operating Officer of IMG, 1995-1996.

RONALD E. SCHULTZ, President of CMG since June 1, 2000; Chief Operating Officer of CMG, 1995-2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

Convergys Corporation (symbol: CVG) common shares are listed on the New York Stock Exchange. As of January 31, 2001, there were 18,849 holders of record of the 155,298,672 outstanding common shares of the Company. The high, low and closing prices of its common shares for each quarter in 2000 and 1999 are listed below:


Quarter                                    1st          2nd          3rd            4th
--------------------------------------------------------------------------------------------
2000          High                       $42.063      $51.922      $55.438        $52.250
              Low                        $26.625      $30.500      $35.688        $30.750
              Close                      $38.688      $51.875      $38.875        $45.312


1999          High                       $23.000      $21.813      $23.625        $31.750
              Low                        $14.500      $15.938      $18.500        $17.250
              Close                      $17.125      $19.375      $19.813        $30.750

The Company did not declare any dividends during 2000 or 1999 and does not anticipate doing so in the near future.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA


   (Amounts in Millions Except Per Share Amounts)          2000         1999        1998          1997         1996
   ----------------------------------------------------------------------------------------------------------------
   Results of Operations
   Revenues.......................................    $2,162.5      $1,762.9     $1,447.2      $ 987.5      $ 842.4
   Costs and expenses before special items........     1,834.6       1,518.8      1,264.7        838.4        718.2

   Operating income before special items..........       327.9         244.1        182.5        149.1        124.2
   Special items (1)..............................        --             8.9         42.6         35.0          5.0

   Operating income...............................       327.9         235.2        139.9        114.1        119.2
   Equity in earnings of Cellular Partnership (2).        20.5          20.0         25.1         14.7         11.6
   Other income (expense), net (3)................         1.5          (0.2)        (0.5)         7.2         --
   Interest expense...............................        32.9          32.5         33.9          5.4          6.0

   Income before income taxes.....................       317.0         222.5        130.6        130.6        124.8
   Income taxes...................................       122.3          85.5         49.6         44.0         46.8

   Net income.....................................     $ 194.7       $ 137.0       $ 81.0      $  86.6      $  78.0

   Earnings per share: (4)
      Basic.......................................     $  1.28       $  0.90       $ 0.57      $  0.63      $  0.57
      Diluted.....................................     $  1.23       $  0.89       $ 0.57      $  0.63      $  0.57
   Weighted average common shares outstanding:
      Basic.......................................       152.7         151.6        142.7        137.0        137.0
      Diluted.....................................       158.0         154.5        142.9        137.0        137.0
   Financial Position
   Total assets...................................    $1,779.5      $1,579.5     $1,450.9      $ 654.4      $ 619.2
   Total debt.....................................       290.7         298.3        467.0         60.3         94.7
   Shareholders' equity...........................     1,112.5         927.2        731.5        430.8        364.2

   Other Data

   Cash provided (used) by:
    Operating activities (5)......................      $179.4        $463.0       $146.4       $127.4       $117.7
    Investing activities..........................      (210.6)       (276.9)      (758.4)       (74.8)      (118.6)
    Financing activities..........................        28.6        (159.1)       613.7        (52.8)         3.2
   Free cash flows (6) ...........................      (110.6)        156.8         52.9         66.5         61.5
   EBITDA (7).....................................       509.2         406.8        308.9        224.8        187.6
   Operating margin (excluding special items).....        15.2%         13.8%        12.6%        15.1%        14.7%

(1) See Notes 3 and 4 of Notes to Financial Statements for a discussion of special items in 1999 and 1998. Special items in 1997 relate to a restructuring of CMG's operations and in 1996 relate to in-process research and development costs associated with acquisitions.

(2) Equity earnings of Cellular Partnership includes $12.4 ($7.8 after tax) for one-time charges recorded by the partnership during 1999.

(3) Other income (expense) net includes a $1.9 ($1.2 after tax) benefit from a non-recurring investment gain in 1999.

(4) Earnings per share for all periods prior to the initial public offering have been calculated using the number of common shares outstanding immediately prior to the Company's initial public offering.

(5) Cash provided by operating activities in 2000 and 1999 was impacted by the amount of the Company's accounts receivable securitization. Excluding the impact of the securitization, cash provided by operating activities was $227.8 in 2000 and $312.0 in 1999.

(6) Free cash flows are not defined under generally accepted accounting principles and are calculated as cash flows from operations excluding the impact of the accounts receivable securitization less capital expenditures. Free cash flows are presented as an alternative measure of the Company's ability to generate cash flows.

(7) EBITDA is not defined under generally accepted accounting principles and is calculated as operating income before special items, plus depreciation and amortization expense and the Company's equity in the earnings of its investment in the Cellular Partnership. EBITDA is presented as an alternative measure of the Company's ability to generate cash flows.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      (Amounts in Millions Except Per Share Amounts)

      BACKGROUND

      Convergys serves its clients through its two operating segments: (i) the Information Management Group (IMG), which provides outsourced billing and information services; and (ii) the Customer Management Group (CMG), which provides outsourced marketing and customer support services.

      The Company was formed in May 1998 as a wholly owned subsidiary of Cincinnati Bell Inc. (CBI). In July 1998, CBI contributed to the Company the operations of IMG, CMG and a 45% limited partnership interest in the Cellular Partnership. On August 13, 1998, approximately 10% of the common shares of the Company were issued to the public. On December 31, 1998, the remaining shares held by CBI were distributed to CBI shareholders.

      The amounts presented for 1998 have been carved out from the financial statements of CBI using the historical results of operations and the historical bases of the assets and liabilities of the contributed businesses. The 1998 financial statements include the allocation of certain corporate expenses from CBI to the Company. Additionally, during most of 1998, the Company's debt financing was provided by CBI at rates based on CBI's external borrowing rates. Management believes that the assumptions made in preparing the Company's 1998 consolidated financial statements are reasonable. The financial information presented for 1998, however, may not necessarily reflect the Company's results of operations or cash flows had the Company been a separate, stand-alone entity.

      RESULTS OF OPERATIONS
      CONSOLIDATED RESULTS


                                                                               % Change                 % Change
                                                            2000      1999    00 vs. 99        1998    99 vs. 98
----------------------------------------------------------------------------------------------------------------
      REVENUES.......................................   $2,162.5  $1,762.9           23     $1,447.2          22

      COSTS AND EXPENSES:
      Costs of products and services.................    1,216.4     996.1           22        826.4          21
      Selling, general and administrative expenses...      362.5     291.3           24        226.0          29
      Research and development costs.................       94.6      87.2            8         81.9           6
      Depreciation...................................      110.2      86.0           28         68.1          26
      Amortization...................................       50.6      44.3           14         33.2          33
      Year 2000 programming costs....................        0.3      13.9           --         29.1         (52)
      Special items..................................       --         8.9           --         42.6          --
                                                           ----        ---                      ----
       Total costs and expenses......................    1,834.6   1,527.7           20      1,307.3          17
                                                         -------   -------                   -------

      OPERATING INCOME...............................   $  327.9  $  235.2           39     $  139.9          68

      2000 VS. 1999

      The Company's 2000 revenues totaled $2,162.5, a 23% increase over 1999, reflecting growth in both operating segments. The Company's operating expenses for 2000 totaled $1,834.6, a 21% increase over 1999, excluding special items recorded in 1999. The Company's operating income was $327.9 in 2000, a 34% increase over 1999, excluding special items. Excluding the 1999 special items, the Company's operating margin increased to 15.2% in 2000 from 13.8% in 1999. Including the 1999 special items, operating income in 1999 was $235.2.

      The Cellular Partnership earnings in 2000 were $20.5, a 37% decrease from 1999, excluding special charges recorded by the partnership in 1999. The decrease in Cellular Partnership earnings was the result of increased competition in the partnership's market, which led to a drop in subscriber levels during the year. Interest expense increased 1% in 2000 over 1999 as a result of higher interest rates partially offset by lower average borrowing levels. The effective tax rate was 38.6% in 2000, up slightly from 38.4% in 1999. Net income was $194.7, or $1.23 per diluted share, a 30% increase compared to $149.9, or $0.97 per diluted share in 1999, excluding the 1999 special items. Including the special items, the Company's net income was $137.0 or $0.89 per diluted share in 1999.

      1999 VS. 1998

      The Company's 1999 revenues totaled $1,762.9, a 22% increase from 1998, 15% pro forma for acquisitions as if the acquisitions had occurred at the beginning of both periods. Operating expenses excluding special items totaled $1,518.8, a 20% increase over 1998, 12% pro forma for acquisitions. Operating income excluding special items was $244.1, a 34% increase from 1998 as a result of revenue growth and margin expansion in both of the Company's businesses. Excluding special items, the Company's operating margin increased to 13.8% in 1999 from 12.6% in 1998. Including special items, operating income was $235.2 in 1999 and $139.9 in 1998.

      Cellular Partnership earnings were $32.4 in 1999, a 29% increase over 1998, excluding special items recorded by the partnership in 1999. Interest expense decreased slightly to $32.5 in 1999 from $33.9 in 1998. The effective tax rate was 38.4% in 1999 and 38.0% in 1998. Net income in 1999 was $149.9 or $0.97 per diluted share compared to $107.4 or $0.75 per diluted share in 1998, excluding special items in both periods. Net income including special items was $137.0 or $0.89 per share in 1999 and $81.0 or $0.57 per share in 1998.

      The Company recorded special items in both 1999 and 1998. The 1999 special items include facility and staff organization consolidation costs ($6.9) and expensing of in-process research and development costs from an acquisition ($2.0). Other income in 1999 includes a $1.9 special item for a non-recurring investment gain. The Company's income from the Cellular Partnership in 1999 was reduced $12.4 by special items recorded by the partnership related to the merger of SBC Communications and Ameritech, the general partner. The special item in 1998 was a $42.6 charge to expense in-process research and development costs from an acquisition.


INFORMATION MANAGEMENT GROUP


                                                                               % Change                    % Change
                                                            2000      1999    00 vs. 99           1998    99 vs. 98
-------------------------------------------------------------------------------------------------------------------
      REVENUES:
      Data processing................................     $486.1    $418.0           16          $358.5          17
      Professional and consulting....................      153.5     141.1            9           137.8           2
      License and other..............................       53.6      41.7           29            39.3           6
      International..................................       73.8      51.2           44            41.8          22
                                                            ----      ----                         ----
      External revenues..............................      767.0     652.0           18           577.4          13
      Intercompany revenues..........................       17.7      35.1          (50)           24.6          --
                                                            ----      ----                         ----
       Total revenues................................      784.7     687.1           14           602.0          14

      COSTS AND EXPENSES:
      Costs of products and services.................      389.5     356.0            9           308.6          15
      Selling, general and administrative expenses...       94.8      76.7           24            66.6          15
      Research and development costs.................       79.2      67.9           17            61.1          11
      Depreciation...................................       38.0      29.7           28            23.9          24
      Amortization...................................       18.7      12.8           46             6.0         113
      Year 2000 programming costs....................        0.3       9.7          (97)           19.3         (50)
      Special items..................................       --         2.0           --            --            --
                                                           -----     -----                        -----
       Total costs and expenses......................      620.5     554.8           12           485.5          14
                                                           -----     -----                        -----

      OPERATING INCOME...............................     $164.2    $132.3           24          $116.5          14

      2000 VS. 1999

      IMG's 2000 external revenues increased 18% over 1999. Data processing revenues increased 16% in 2000, reflecting wireless subscriber growth of 32%. The increase in data processing revenues was partially offset by contractual rate reductions and a decline in revenues from wireline clients. Professional and consulting service revenues increased 9% in 2000 as a result of increased enhancement requests from wireless clients, particularly in the second half of the year, partially offset by the expiration of a small Canadian wireless billing relationship at the beginning of the year. IMG's license and other revenues increased $11.9 in 2000 over 1999, reflecting growth in the Company's cable billing operations. International revenues increased $22.6 in 2000, primarily as a result of revenues from the implementation of IMG's Atlys wireless billing system at Telesp Celular in Brazil.

      IMG's costs and expenses increased 12% over 1999, excluding a 1999 special item. Costs of products and services increased 9% as a result of increased revenues. Selling, general and administrative expenses increased 24%, primarily as a result of increased focus on sales and marketing efforts. Research and development costs increased 17%, reflecting continued enhancements to Atlys, IMG's global wireless billing system, and Catalys, IMG's billing system for Internet service providers. IMG's research and development spending on enhancements to its systems' technical architecture also increased in 2000. Amortization expense increased 46% from 1999, primarily as a result of the acquisitions of Wiztec and Technology Applications Inc. (TAI) in 1999. These increased costs and expenses were partially offset by a $9.4 reduction in Year 2000 programming costs.

      IMG's operating income increased in 2000 by 22% to $164.2, excluding the impact of the 1999 special item. IMG's operating margin increased to 21.4% in 2000 from 20.6% in 1999, reflecting earnings leverage on higher revenues.

      1999 VS. 1998

      IMG's external revenues increased 13% over 1998. Data processing revenues increased 17% in 1999 over 1998, reflecting wireless subscriber growth of 30%. This increase was partially offset by contractual rate reductions. During 1999, the Company also experienced a continued reduction in the number of wireless long distance subscribers that also partially offset the increase in data processing revenues. Professional and consulting service revenues increased slightly in 1999, reflecting an increase in client enhancement requests which was partially offset by reduced enhancement requests from one wireless client that had been acquired by a competitor. The increase in license and other revenues reflects general growth in the Company's cable billing operations and recurring license and support revenues from Media One under a contract signed in the fourth quarter of 1998. The 22% increase in international revenues in 1999 results primarily from the Wiztec acquisition, offset by the completion of two long-term international system development contracts in 1998.

      IMG's costs and expenses increased 14% from 1998, excluding a 1999 special item. Costs of products and services increased 15%, primarily as a result of increased revenues. Selling, general and administrative expenses increased 15% from 1998, reflecting the Wiztec acquisition and spending to launch IMG's Internet protocol (IP) billing initiative. Research and development costs increased 11% from 1998, primarily reflecting spending to add GSM and international capabilities to the Atlys global wireless billing system, to develop the Catalys billing system for Internet service providers, to add IP billing functionality to existing wireless and cable billing systems and to develop a next-generation cable and satellite broadcasting billing system. Spending also continued to enhance existing mainframe systems. Depreciation and amortization expenses increased primarily from the acquisitions of Wiztec and TAI during 1999. Year 2000 spending decreased 50% from 1998 as systems achieved compliance by the end of the year. The $2.0 special item represents purchased research and development costs associated with the Wiztec acquisition.

      Excluding the 1999 special item, IMG's operating income increased to $134.3 in 1999 from $116.5 in 1998, and its operating margin increased to 20.6% from 20.2%.


CUSTOMER MANAGEMENT GROUP
                                                                               % Change             % Change
                                                            2000       1999   00 vs. 99    1998    99 vs. 98
------------------------------------------------------------------------------------------------------------
      REVENUES:
      Dedicated services.............................   $1,209.9     $874.4        38     $651.0          34
      Traditional services...........................      135.1      178.6       (24)     181.2          (1)
      International..................................       50.5       57.9       (13)      37.7          54
                                                            ----       ----                 ----
       Total revenues................................    1,395.5    1,110.9        26      869.9          28

      COSTS AND EXPENSES:
      Costs of products and services.................      844.6      675.3        25      542.3          25
      Selling, general and administrative expenses...      264.2      209.9        26      157.5          33
      Research and development costs.................       15.4       19.2       (20)      20.7          (7)
      Depreciation...................................       68.3       55.2        24       44.2          25
      Amortization...................................       31.9       31.5         1       27.2          16
      Year 2000 programming costs....................       --          4.2        --        9.8         (57)
      Special items..................................       --          6.9        --       42.6          --
                                                         -------    -------                -----
       Total costs and expenses......................    1,224.4    1,002.2        22      844.3          19
                                                         -------    -------                -----

      OPERATING INCOME...............................   $  171.1     $108.7        57     $ 25.6          --

      2000 VS. 1999

      CMG's 2000 revenues increased 26% from 1999. Dedicated services revenues (typically longer-term relationships where CMG provides value-added customer service, technical support and sales account management primarily through personnel dedicated to a specific client) increased 38%, reflecting strong customer support revenue volume growth from AT&T, DIRECTV and technology clients. The growth in dedicated services also includes continued growth in Internet-based services and services in support of clients' e-commerce activities. Traditional, campaign-based, teleservices revenues decreased 24% from 1999, reflecting CMG's strategy to emphasize the provision of dedicated services. CMG's international revenues decreased $7.4 in 2000 over 1999, reflecting a combination of lower volumes and unfavorable movements in currency rates.

      CMG's costs and expenses increased 22% over 1999. Costs of products and services and selling, general and administrative expenses grew at approximately the same rate as revenue, reflecting higher labor and facility costs to support increased volumes. Depreciation expense increased 24% as a result of the addition of fifteen new contact centers and approximately 5,600 workstations during 2000 to support the increased business volume. The higher costs and expenses were offset by lower research and development costs and Year 2000 programming costs.

      CMG's operating income increased 48% in 2000, excluding special items recorded in 1999. This increase resulted from the 26% revenue increase and an improvement in operating margins to 12.2% in 2000 from 10.4% in 1999. Margins in 2000 improved in each successive quarter from 12.0% in the first quarter to 12.5% in the fourth quarter as a result of continuous improvement and cost control efforts.

      1999 VS. 1998

      CMG's revenues increased 28% from 1998 (18% pro forma for acquisitions). Dedicated services revenues increased 34%, the result of growth in services provided to AT&T and DIRECTV. The growth in dedicated services also reflects increased Internet-based services and services in support of clients' e-commerce activities. Traditional, campaign-based, revenues decreased by 1% as some major clients shifted their emphasis toward dedicated programs. CMG's international revenues increased 54%, reflecting growth of the Company's dedicated customer service business in Europe.

      CMG's costs and expenses excluding special items increased 24% in 1999 over 1998 (14% pro forma for acquisitions). This increase was primarily due to higher labor and facility costs needed to support the increased business volume as CMG added five customer support contact centers and approximately 4,800 production workstations during the year. These increases were partially offset by lower research and development spending resulting from the completion of a project to implement a new system for CMG's employee care business and by lower Year 2000 programming costs. Research and development spending by CMG in 1999 focused on adding Internet-based customer support and customer relationship management services to CMG's service offerings. Depreciation and amortization expense increased as a result of the new contact centers opened in 1999 and the recognition of a full year of amortization of goodwill and other intangible assets from the March 1998 acquisition of Transtech.

      CMG's operating income excluding special items increased to $115.6 in 1999 from $68.2 in 1998. This 70% increase resulted from both increased revenues and an improvement in operating margin from 7.8% in 1998 to 10.4% in 1999. Margins in 1999 increased in each successive quarter from 9.4% in the first quarter to 11.8% in the fourth quarter as a result of continued efficiencies resulting from the Transtech integration plan and the substantial completion of CMG's 1997 restructuring activities.

      The 1999 special items recorded at CMG totaled $6.9 and included costs to consolidate CMG's data center activities into an IMG data center, to combine certain staff organizations with those of IMG and for the impairment of certain software ($3.8). Included in this charge is an accrual of $1.3 for the severance of approximately 45 employees, with most of the severed employees being associated with the closed data center. The data center consolidation activities were primarily completed in the first quarter of 2000, while the staff organization activities were completed later in 2000.


      CLIENT CONCENTRATION AND NEW CLIENT CONTRACTS


      The Company's three largest clients accounted for 55% of its revenues in 2000, up from 53% in 1999. The risk posed by this revenue concentration is reduced by the long-term contracts the Company has with its largest clients. AT&T, the Company's largest client at 41% of revenues in 2000, is principally served under long-term information and customer management contracts that expire in 2006. In January 2001, the Company announced that IMG's contract with Sprint PCS, the Company's second largest client, was extended through December 31, 2004. DIRECTV, the Company's third largest client in 2000, is served by CMG under a contract that expires at the end of 2002.

      In December 2000, the Company signed an agreement under which IMG will continue to provide wireless billing services to ALLTEL through at least 2003. Previously, in September 1999, the Company amended its wireless billing contract with ALLTEL. Under the September 1999 amendment, ALLTEL could begin to migrate its wireless subscribers from IMG's systems beginning in 2000. The companies had announced that the subscriber migration would be completed by the end of 2001. The September 1999 amended agreement called for ALLTEL to make payments totaling $55 to the Company, of which $50 had been received as of December 31, 2000. The Company recorded the payments upon receipt as deferred revenue to be recognized as the related services are provided to ALLTEL.

      In July 2000, the Company announced that it had reached an agreement to expand its billing relationship with Verizon Wireless, the U.S. wireless alliance formed by Bell Atlantic, PrimeCo Personal Communications (PrimeCo) and AirTouch Cellular (AirTouch). Previously, IMG had served GTE, which recently merged with Bell Atlantic, as well as PrimeCo and AirTouch under separate billing contracts. Under the five-year agreement, IMG will continue to serve the Verizon markets it previously served under the former contracts. The contract provides for reduced pricing effective January 1, 2001, which will have a dampening effect on IMG's data processing revenue growth in 2001.

      In the second quarter of 2000, AT&T Broadband acquired Media One, an IMG client representing less than 1% of the Company's 2000 revenues. AT&T Broadband had a cable billing contract with an IMG competitor through an earlier acquisition. In October 2000, AT&T Broadband announced its intention to move the majority of the Media One cable subscribers to the competitor's system by late 2001 and all of the subscribers by June 2002. Over 70% of IMG's revenues under the Media One contract are guaranteed. Under its license contract with Media One, which was signed in the fourth quarter of 1998, IMG had converted approximately 800,000 of Media One's approximately 5 million subscribers onto IMG software as of December 31, 2000. It is expected that these subscribers will be removed from IMG's systems by late 2001 or in the first half of 2002. However, in January 2001, the Company amended its previous contract with Media One to provide billing services to AT&T Broadband's residential telephony subscribers in IMG's service bureaus. The term of the residential telephony contract amendment expires in December 2007. Company management does not expect the amendment to the previous Media One contract to have a material impact on the Company's operating results in 2001. Also in January 2001, IMG signed a contract to provide service bureau billing services to AT&T Broadband's commercial telephony subscribers through October 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


                                            2000          1999         1998
                                            ----          ----         ----
      Cash flows
      from operations                      $179.4(a)    $463.0(a)    $146.4
      Capital expenditures                  175.0        155.2         93.5
      Net debt (b)                          377.5        418.5        463.0

      (a) Includes the impacts of the accounts receivable securitization. Excluding the impacts of the securitization, cash flows from operations were $215.4 in 2000 and $312.0 in 1999.

      (b) Defined as outstanding debt plus net accounts receivable securitization proceeds less cash and cash equivalents.

      Operating cash flows have historically been more than sufficient to fund the Company's cash needs, other than for very large acquisitions. Acquisitions have historically been financed with a combination of borrowings and operating cash flows. At December 31, 2000, the Company had $290.7 of borrowings outstanding. The Company's borrowing facilities include two revolving credit facilities with $100 in borrowing capacity expiring in November 2001 and an additional $250 in borrowing capacity expiring in November 2002, and $100 in notes which expire in September 2002. The Company also has a $150 accounts receivable securitization agreement, under which it had sold $115 in accounts receivable at December 31, 2000. The Company anticipates that future operating cash flows, its available credit under existing facilities and its access to capital markets will be sufficient to meet future capital needs.

      BALANCE SHEET

      The $171.6 increase in accounts receivable from December 31, 1999 to December 31, 2000 reflects increases related to higher revenue and slower payments at the end of 2000 from one large client, in addition to a $36.0 reduction in the amount of receivables sold under the Company's securitization agreement. Excluding the effects of the securitization, days sales outstanding increased by 11 days during 2000 to 79 days. The Company's investment in the Cellular Partnership decreased by $13.4 as a result of the Company's receipt of $33.9 in distributions from the partnership, which exceeded equity method earnings of $20.5. The Company's investment in marketable securities decreased $48.0 from December 31, 1999, primarily due to the decline in market value of the Company's equity investment in Kana Communications, Inc. This decline in market value did not affect net income as it was recorded directly to shareholders' equity as a component of other comprehensive income. Payables and other current liabilities increased by $19.6 from December 31, 1999, largely as the result of the timing of payments for certain accrued expenses, particularly accrued taxes and accrued payroll and related employee benefits, and a $6.1 increase in advanced billings and customer deposits.

      YEAR 2000 PROGRAMMING

      The Company initiated a program in 1995 to identify and address issues associated with the ability of its date-sensitive information and business systems and equipment to recognize the Year 2000 properly. Given its reliance on its information and business systems, the Company's Year 2000 efforts primarily focused on information technology systems. The Company incurred $0.3, $13.9 and $29.1 in expenses during 2000, 1999 and 1998, respectively, in order to prepare for the Year 2000. The Company has not experienced any significant problems associated with the date change and does not expect to incur any additional Year 2000 costs other than for routine monitoring and testing of continued compliance. While the Company does not anticipate any significant problems regarding the Year 2000, there can be no assurance that problems will not arise in the future.

MARKET RISK

      The Company derived approximately 6% of its 2000 consolidated revenues outside of North America. The Company's activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. The Company's risk management program seeks to reduce the potentially adverse effects that the volatility of the markets may have on its operating results. The Company's risk management strategy includes the use of derivative instruments to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. In using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, the Company exposes itself to some counterparty credit risk. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the agreements and by diversifying the number of financial institutions with which it enters into such agreements.

      The Company currently uses cash flow hedges. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. The Company generally enters into forward exchange contracts expiring within one year as hedges of anticipated cash flows denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.


      The Company is exposed to market risk from its variable rate borrowings. At December 31, 2000, the Company had $288.2 in outstanding variable rate borrowings and had sold $115.0 in accounts receivable on a variable rate basis. The Company entered into an interest rate swap agreement to effectively fix the interest rate for $100 of variable rate borrowings. The swap agreement exposes the Company to credit risk in the event the counterparty could not perform under the agreement. The Company managed this risk by entering into the interest rate swap agreement with a highly rated financial institution. Based upon the Company's exposure to variable rate borrowings, a one percent point change in the weighted average interest rate would change the Company's annual interest expense by approximately $3.


FLUCTUATIONS IN QUARTERLY RESULTS

      The Company has experienced, and in the future could experience, quarterly variations in revenues as a result of a variety of factors, many of which are outside the Company's control. These factors include: the timing of increased expenses incurred in support of new business, the timing and frequency of client spending for system enhancement requests, the timing of contractual rate reductions triggered by subscriber growth or the passage of time and the seasonal pattern of the customer management segment of the Company.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by Item 7A is included in Item 7 on page 22 of this Form 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Beginning on page 26 and continuing through page 43 are the consolidated financial statements with applicable notes and the related Report of Independent Accountants, and the supplementary financial information specified by Item 302 of Regulation S-K.

      REPORT OF MANAGEMENT


      Management is responsible for the preparation of the consolidated financial statements and all related information appearing in this Annual Report. The consolidated financial statements and notes have been prepared in conformity with generally accepted accounting principles and include certain amounts which are estimates based upon currently available information and management's judgment of current conditions and circumstances.

      To provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that accounting records are reliable for preparing financial statements, management maintains a system of accounting and other controls, including an internal audit function. Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of circumvention or overriding of controls, and therefore can provide only reasonable assurance with respect to financial statement presentation. The system of accounting and other controls is improved and modified in response to changes in business conditions and operations and recommendations made by the independent accountants and the internal auditors.

      The Audit Committee of the Board of Directors, which is composed of directors who are not employees, meets periodically with management, the internal auditors and the independent accountants to review the manner in which these groups of individuals are performing their responsibilities and to carry out the Committee's oversight role with respect to auditing, internal controls and financial reporting matters. Periodically, both the internal auditors and the independent accountants meet privately with the Committee and have access to its individual members.

      Convergys engaged PricewaterhouseCoopers LLP, independent accountants, to audit the consolidated financial statements in accordance with generally accepted auditing standards, which include consideration of the internal control structure. Their report appears on this page.


      /s/ Steven G. Rolls            /s/ Andre S. Valentine
      Steven G. Rolls                Andre S. Valentine
      Chief Financial Officer        Chief Accounting Officer

Report of Independent Accountants

      TO THE BOARD OF DIRECTORS AND SHAREOWNERS OF CONVERGYS CORPORATION:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Convergys Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing on page 47 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


      /s/ PricewaterhouseCoopers LLP
      PricewaterhouseCoopers LLP
      Cincinnati, Ohio
      February 12, 2001

CONSOLIDATED STATEMENTS OF INCOME


                                                                                         Year Ended December 31,
                                                                                   --------------------------------
   (Amounts in Millions Except Per Share Amounts)                                   2000          1999         1998
   ----------------------------------------------------------------------------------------------------------------
   Revenues..................................................................    $2,162.5     $1,762.9     $1,447.2
   Costs and Expenses:
      Costs of products and services.........................................     1,216.4        996.1        826.4
      Selling, general and administrative expenses...........................       362.5        291.3        226.0
      Research and development costs.........................................        94.6         87.2         81.9
      Depreciation...........................................................       110.2         86.0         68.1
      Amortization...........................................................        50.6         44.3         33.2
      Year 2000 programming costs............................................         0.3         13.9         29.1
      Purchased research and development costs...............................        --            2.0         42.6
      Special charges........................................................        --            6.9         --

         Total costs and expenses............................................     1,834.6      1,527.7      1,307.3

   Operating Income..........................................................       327.9        235.2        139.9
   Equity in earnings of Cellular Partnership................................        20.5         20.0         25.1
   Other income (expense), net...............................................         1.5         (0.2)        (0.5)
   Interest expense..........................................................        32.9         32.5         33.9

   Income before income taxes................................................       317.0        222.5        130.6
   Income taxes..............................................................       122.3         85.5         49.6

   Net Income................................................................      $194.7     $  137.0     $   81.0


   Earnings per common share:
      Basic..................................................................    $   1.28     $   0.90     $   0.57
      Diluted................................................................    $   1.23     $   0.89     $   0.57

   Weighted average common shares outstanding:
      Basic..................................................................       152.7        151.6        142.7
      Diluted................................................................       158.0        154.5        142.9

   The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS


                                                                                                    at December 31,
    (Amounts in Millions)                                                                         2000         1999
-------------------------------------------------------------------------------------------------------------------
   Assets
   Current Assets
      Cash and cash equivalents...........................................................    $   28.2     $   30.8
      Receivables, net of allowances of $11.9 and $12.4...................................       386.4        214.8
      Deferred income tax benefits........................................................        27.1         16.5
      Prepaid expenses and other current assets...........................................        39.4         35.8

         Total current assets.............................................................       481.1        297.9
   Property and equipment, net............................................................       392.6        335.6
   Goodwill and other intangibles, net....................................................       740.2        754.3
   Investment in Cellular Partnership.....................................................        66.0         79.4
   Investments in marketable securities...................................................         7.5         55.5
   Deferred charges and other assets......................................................        92.1         56.8
                                                                                                  ----         ----

         Total Assets.....................................................................    $1,779.5     $1,579.5

   Liabilities and Shareholders' Equity
   Current Liabilities
      Debt maturing within one year.......................................................    $   --       $   48.0
      Payables and other current liabilities..............................................       359.0        339.4
                                                                                                 -----        -----

         Total current liabilities........................................................       359.0        387.4
   Long-term debt.........................................................................       290.7        250.3
   Other long-term liabilities............................................................        17.3         14.6
                                                                                                  ----         ----

         Total liabilities................................................................       667.0        652.3

   Commitments and Contingencies
   Shareholders' Equity
      Preferred Shares -- without par value, 5.0 authorized; none outstanding.............        --           --
      Common shares--without par value, 500.0 authorized;
       154.8 outstanding in 2000 and 153.0 in 1999........................................       206.0        206.0
      Additional paid-in capital..........................................................       531.8        491.5
      Retained earnings...................................................................       384.7        190.0
      Accumulated other comprehensive income (loss).......................................        (8.2)        51.6
      Treasury stock--at cost; 0.4 in 2000 and 0.6 in 1999................................        (1.8)       (11.9)
                                                                                                  -----       ------

         Total shareholders' equity.......................................................     1,112.5        927.2
                                                                                               -------        -----

   Total Liabilities and Shareholders' Equity.............................................    $1,779.5     $1,579.5

   The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Year Ended December  31,
                                                                                  ---------------------------------
   (Amounts in Millions)                                                            2000          1999         1998
   ----------------------------------------------------------------------------------------------------------------
   Cash Flows From Operating Activities:
      Net income.............................................................     $ 194.7      $ 137.0       $ 81.0
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization.......................................       160.8        130.3        101.3
         Deferred income tax benefit.........................................        (7.6)       (20.9)        (8.3)
         Special charges.....................................................        --            6.9         --
         Purchased research and development costs............................        --            2.0         42.6
         Cellular Partnership distributions in excess of (less than) earnings        13.4          2.2        (25.1)
         Income tax benefit from stock option exercises......................        14.2          6.7         --
         Proceeds from (repayments of) receivables securitization, net.......       (36.0)       151.0         --
      Changes in assets and liabilities, net of effects from acquisitions:
         Increase in receivables.............................................      (135.6)       (45.2)       (41.8)
         Increase in payables and other current liabilities..................        19.6         79.4          7.4
         Decrease (increase) in other assets.................................       (38.3)        11.2         (8.1)
         Other, net..........................................................        (5.8)         2.4         (2.6)

           Net cash provided by operating activities.........................       179.4        463.0        146.4

   Cash Flows From Investing Activities:
      Capital expenditures...................................................      (175.0)      (155.2)       (93.5)
      Acquisitions, net of cash acquired.....................................       (36.5)      (122.4)      (664.9)
      Purchase of marketable securities......................................        (1.3)        (5.6)        --
      Proceeds from sales of marketable securities...........................         2.2          6.3         --

           Net cash used in investing activities.............................      (210.6)      (276.9)      (758.4)

   Cash Flows From Financing Activities:
      Borrowings (payments) of debt, net.....................................        (7.6)      (168.5)       460.0
      Change in debt payable to CBI, net.....................................        --           --          (52.3)
      Purchase of treasury shares............................................        (4.9)       (11.9)        --
      Issuance of treasury shares............................................        15.0         --           --
      Other, net.............................................................        --            4.9         --
      Issuance of common shares..............................................        26.1         16.4        206.0
                                                                                                  ----        -----

           Net cash provided by (used in) financing activities...............        28.6       (159.1)       613.7

   Net increase (decrease) in cash and cash equivalents......................        (2.6)        27.0          1.7
   Cash and cash equivalents at beginning of year............................        30.8          3.8          2.1
                                                                                     ----          ---          ---

   Cash and cash equivalents at end of year..................................     $  28.2      $  30.8       $  3.8

   Supplemental Cash Flow Information:
      Cash paid for interest.................................................     $  30.7      $  32.2       $ 33.2
      Income taxes paid, net of refunds......................................     $ 128.9      $  86.8       $ 21.8

   The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME


                                      Number                                                        Accumulated
                                          Of          Additional                                          Other
                                      Common   Common    Paid-In  Treasury Retained Shareholders' Comprehensive
                                      Shares   Shares    Capital     Stock Earnings    Investment  Income (Loss) Total
    (Amounts in Millions)
----------------------------------------------------------------------------------------------------------------------
   Balance at December 31, 1997                                                          $428.4        $ 2.4    $430.8

      Initial capitalization of
      Company, after share split       137.0              $457.1                         (457.1)
      Issuance of common shares         14.9   $206.0                                                            206.0
      Transfers from CBI, net                               18.0                            0.7                   18.7
      Net income                                                             $ 53.0        28.0                   81.0
      Other comprehensive loss                                                                          (5.0)     (5.0)
                                                                                                                -------

   Balance at December 31, 1998        151.9    206.0      475.1               53.0        --           (2.6)    731.5

      Issuance of common shares          1.1                16.4                                                  16.4
      Repurchase of common shares                                  $(11.9)                                       (11.9)
      Net income                                                              137.0                              137.0
      Other comprehensive income                                                                        54.2      54.2


   Balance at December 31, 1999        153.0    206.0      491.5    (11.9)    190.0        --           51.6     927.2

      Issuance of common shares          1.8                40.3     15.0                                         55.3
      Repurchase of common shares                                    (4.9)                                        (4.9)
      Net income                                                              194.7                              194.7
      Other comprehensive loss                                                                         (59.8)    (59.8)
                                                                                                                 ------

   Balance at December 31, 2000        154.8   $206.0     $531.8    $(1.8)   $384.7        --          $(8.2) $1,112.5

   The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Share and Per Share Amounts)

1.    Background and Basis of Presentation

      The Company was organized in May 1998 as a wholly owned subsidiary of Cincinnati Bell Inc. (CBI). In July 1998, CBI contributed to the Company the outstanding common shares of the Information Management Group (IMG), the Customer Management Group (CMG) and a 45% limited partnership interest in the Cellular Partnership. On August 13, 1998, the Company issued 14.95 million common shares, approximately 10% of the then outstanding shares, to the public at a price of $15 per share less underwriting discounts and commissions of $0.98 per share (the Offering). On December 31, 1998, the remaining shares held by CBI were distributed to CBI shareholders.

      The consolidated financial statements for 1998 have been prepared using the historical results of operations and bases of the assets and liabilities of the Company's businesses. The 1998 financial statements include the allocation of certain expenses relating to the Company by CBI. Management believes these allocations are reasonable. All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

      2.   Accounting Policies

      Consolidation--The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries. The Cellular Partnership interest is accounted for under the equity method.

      Use of Estimates--Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

      Cash Equivalents--Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

      Property and Equipment--Property and equipment is stated at cost. Depreciation is based on the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over a thirty-year life, software over a three- to five-year life and equipment generally over a five-year life. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease. For property and equipment retired or sold, the gain or loss is recognized in other income.

      Software Development Costs--Research and development expenditures are charged to expense as incurred. The development costs of software to be marketed are charged to expense until technological feasibility is established, and capitalized thereafter, subject to assessment of realizability. Amortization of the capitalized amounts is computed using the greater of the sales ratio method or the straight-line method over a life of four years or less. At December 31, 2000 and 1999, capitalized costs for software to be marketed were fully amortized.

      Internal Use Software --- Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use," that requires the capitalization of certain expenditures for software that is purchased or internally developed for use in the business. Amortization of internal use software begins when the software is ready for service and continues on the straight-line method over a three-year life. The implementation of SOP 98-1 did not have a material impact on the Company's results of operations.

      Goodwill and Other Intangibles--Goodwill and other intangibles resulting from acquisitions are recorded at cost and amortized on a straight-line basis over lives ranging from five to forty years. Goodwill and other intangibles are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts. This evaluation is based on various analyses, including cash flow and profitability projections. If future expected undiscounted cash flows are insufficient to recover the carrying amount of the asset, then an impairment loss is recognized based upon the excess of the carrying value of the asset over the anticipated cash flows on a discounted basis. Included in the fair value of certain acquired companies are purchased research and development activities that had not reached technological feasibility and had no alternative future use. Such amounts are determined by independent valuations and expensed immediately at the date of acquisition.

      Revenue Recognition--IMG's data processing and professional and consulting revenues are recognized as services are performed. Software license revenues are recognized upon delivery and acceptance of the licensed software. Revenues for software maintenance and post-contract support are recognized over the related agreement period. Many of IMG's software license agreements include both the delivery of software and other elements. For these multiple element arrangements, the Company determines the fair value of each element based on specific objective evidence for that element and allocates total revenue from these arrangements to each element based on its fair value. The revenue associated with each element is recognized using the respective methodology discussed above. If no specific objective evidence of fair value exists for each element, revenue for the entire arrangement is recognized ratably over the license period. CMG revenues are generally recognized as the related customer management services are performed. The Company implemented the revenue recognition guidance of the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101 in the fourth quarter of 2000. The implementation of SAB 101 did not have a material impact on the Company's revenue recognition.

      Currency Translation--Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated to U.S. dollars at year-end exchange rates. Revenues and expenses are translated at average exchange rates for the year. Translation adjustments are accumulated and reflected as adjustments to comprehensive income.

      Investments--The Company accounts for its 45% ownership interest in the Cellular Partnership under the equity method. Equity investments in other entities are classified as available-for-sale and recorded at fair value where such value is readily determinable. Unrealized gains or losses on those investments, net of tax, are reported as a component of other comprehensive income and included in shareholders' equity, but excluded from the determination of net income until realized.

      Financial Instruments--Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of SFAS 133." Under this guidance, all derivatives, including foreign currency exchange contracts, are recognized in the balance sheet at fair value. Fair values for the Company's derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. On the date the derivative contract is entered into, the Company determines whether the derivative contract should be designated as a hedge. For derivatives that are designated as hedges, the Company further designates the hedge as either a fair value, cash flow, foreign currency fair value or foreign currency cash flow hedge. Changes in the fair value of derivatives that are highly effective as, and designated as, fair value hedges are recorded in the consolidated statement of income along with the loss or gain on the hedged asset or liability. Changes in the fair value of derivatives that are highly effective as, and designated as, cash flow hedges are recorded in other comprehensive income, until the underlying transactions occur. Changes in the fair value of derivatives that are highly effective as, and designated as, foreign currency fair value hedges are recorded in the consolidated statement of income. Changes in the fair value of derivatives that are highly effective as, and designated as, foreign currency cash flow hedges are recorded in other comprehensive income. Changes in the fair value of derivative trading instruments, derivatives that are not hedges and for the ineffective portion of derivatives that are hedges are recorded in the consolidated statement of income. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. At December 31, 2000, no hedges were determined to be ineffective.

3.    Acquisitions

      The following is a summary of significant acquisitions, all accounted for under the purchase method:


                                             2000                        1999                         1998
                                         MAX         Taima          TAI       Wiztec        Transtech        Maritz
      Purchase Price                   $10.8        $17.0          $19.5      $123.0           $625.0        $30.0
      Allocation:
         Tangible assets               $ 1.0        $ 1.5          $ 0.7      $ 16.6           $ 91.0        $ 1.9
         Purchased software             --           --             --          28.9              4.4         --
         Contracts                      --           --             --           2.5             68.2         --
         Trademarks                     --           --             --          13.3             --           --
         Assembled workforce            --           --             --           2.0             11.4         --
         Purchased research
           and development              --           --             --           2.0             42.6         --
         Goodwill                        9.8         15.5           18.8        57.7            407.4         28.1
         Goodwill amortization
           life, in years                25           25             10          15               30            25

      In June 2000, CMG paid approximately $11 to acquire the assets of MAXWorldwide LLC, a provider of loyalty programs for Fortune 500 corporations. In September 2000, CMG paid approximately $17 to acquire the assets of Taima Corporation, a provider of integrated, technical help desk support services for Internet service providers and other Internet-based clients.

      During 1999, IMG paid approximately $123 in a series of transactions to increase its ownership interest in Wiztec Solutions Ltd. (Wiztec) from approximately 20% at the beginning of the year to 100%. Wiztec, based in Herzlia, Israel, is a provider of subscriber management systems for multi-channel subscription television operators. In June 1999, IMG paid approximately $20 to acquire the assets of Technology Applications Inc.
      (TAI), a software development and systems integration company that creates customer care and billing software for Internet service providers.

      In February 1998, CMG acquired American Transtech, Inc. and the assets of AT&T's Canadian customer care business (Transtech) from AT&T for approximately $625 in cash. At the time of the acquisition, the Company began a process of evaluating an integration plan for the acquired operations. The Company accrued approximately $7.0 for severance of approximately 375 client service and administrative employees. Through December 31, 1998, the Company made payments of $6.5 for the severance of 354 employees. The remainder of the severance was paid in 1999 to 20 employees.

      In January 1998, CMG paid approximately $30 to acquire the customer management assets of Maritz, Inc. The acquisition agreement provided for additional payments by the Company based upon the operating results of the acquired business over the two-year period after the acquisition. The additional payments totaled approximately $7.

4.    Business Restructuring and Special Charges

      In addition to the $2.0 charge for purchased research and development from the Wiztec acquisition, the Company recorded special items in 1999 related to the Cellular Partnership, certain consolidation activities, and a realized investment gain of $1.9. The special items related to the Cellular Partnership principally resulted from equipment impairments recorded by the partnership subsequent to the merger of SBC Communications and Ameritech, the general partner. The special items recorded by the Cellular Partnership reduced the Company's equity income from the partnership by $12.4 in 1999. The special item for consolidation activities of $6.9 reflects costs associated with the closure of a CMG data center, the impairment of certain software and the combination of certain staff organizations between the Company's two operating segments. This charge includes an accrual of $1.3 for the severance of approximately 45 employees, most of whom are associated with the data center. During 2000, the Company paid $1.1 in severance under this plan, with the remaining severance to be paid in 2001.

      In 1997, a restructuring plan for CMG was approved that included the consolidation of certain CMG operating divisions and facilities. CMG recorded special charges of $35.0 ($23.0 after tax) consisting of a $18.6 restructuring charge and a $16.4 asset impairment charge for property and goodwill associated with the facilities to be closed. The restructuring charge included $9.5 in lease termination costs, $7.5 in severance pay under existing severance plans and $1.6 in other restructuring costs. The Company anticipated the severance of approximately 425 client service and administrative employees under the plan. The number of employees terminated under the plan was 29 and 363 in 1999 and 1998, respectively.

      Restructuring liability activity for the 1997 CMG Plan consists of the following:


                                                 2000      1999     1998
                                                 ----      ----     ----
      Balance at January 1.................      $6.6     $10.6    $17.2
      Severance payments...................      --        (0.9)    (3.9)
      Lease termination payments...........      (1.1)     (2.0)    (1.6)
      Other costs..........................      (1.0)     (1.1)    (1.1)
                                                 -----     -----    -----

      Balance at December 31                     $4.5     $ 6.6    $10.6


      At December 31, 2000, the 1997 CMG restructuring plan activities were complete, with the majority of the remaining balance of the restructuring liability related to ongoing lease termination payments.

5.    Income Taxes

      The Company's provision for income taxes, consists of the following:


                                        Year Ended December 31,
                                        ----------------------
                                         2000    1999    1998
                                         ----    ----    ----
      Current:
       Federal.....................    $107.5   $81.7  $ 45.2
       Foreign.....................      11.6    15.5     3.3
       State and local.............      12.1     9.2     9.4
                                         ----     ---     ---

         Total current.............     131.2   106.4    57.9
      Deferred.....................      (8.9)  (20.9)   (8.3)
                                         -----  ------   -----

      Total........................    $122.3   $85.5  $ 49.6

      The 1998 provision for income taxes is presented as if the Company filed tax returns that were separate from those filed by CBI.

      The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each year:


                                                           2000       1999       1998
      U.S. federal statutory rate                         35.0%      35.0%      35.0%
      State and local income taxes, net of
         federal income tax benefit                        2.3        2.5        4.0
      Research tax credits                                (2.1)      (1.3)      (2.9)
      Non-deductible amortization of
          intangible assets                                1.7        2.3        1.6
      Other                                                1.7       (0.1)       0.3
                                                           ---       -----       ---

      Effective rate                                      38.6%      38.4%      38.0%

      The components of deferred tax assets and liabilities are as follows:


                                                             At December 31,
                                                     ---------------------------
                                                        2000           1999
                                                        ----           ----
      Deferred tax asset:
       Loss carryforwards..................             $24.4         $ 7.3
       Pension and employee benefits.......              11.4           6.0
       Advance billings....................              10.8           4.4
       Restructuring charges...............               6.4           4.5
       State income taxes..................               5.7           4.9
       Allowance for doubtful accounts.....               2.9           5.6
       Other...............................              13.3          11.1
       Valuation allowance.................             (18.8)         (2.8)
                                                        ------         -----

       Total deferred tax asset............              56.1          41.0

      Deferred tax liability:
       Depreciation and amortization.......              14.7           7.1
       Other...............................               1.5           1.7
                                                          ---           ---

       Total deferred tax liability........              16.2           8.8
                                                         ----           ---

       Net deferred tax asset..............             $39.9         $32.2

      The Company provided a valuation allowance against a portion of the deferred tax asset related to an approximately $53.8 capital loss carryforward that expires on December 31, 2005. The net change in the valuation allowance during 2000 resulted from an increase in the capital loss carryforward during the year.

      The Company has not provided for U.S. federal income taxes or foreign withholding taxes on approximately $39.6 of undistributed earnings of its foreign subsidiaries at December 31, 2000, because such earnings are intended to be reinvested indefinitely. It is not practicable to determine the amount of applicable taxes that would be due if such earnings were distributed.

6.    Debt

      Debt consists of the following:


                                               At December 31,
                                               ---------------
                                               2000       1999
                                               ----       ----
      Revolving credit facility....            --         --
      Commercial paper.............          $175.4     $268.0
      Medium-term notes............           100.0       --
      Other........................            15.3       30.3
                                               ----       ----

      Total........................          $290.7     $298.3

       Less current maturities.....            --         48.3
                                               --         ----

      Long-term debt...............          $290.7     $250.0

      Weighted average interest rates:
       Commercial paper                        7.2%       6.6%
       Medium-term notes                       7.8%       --
       Other                                   8.2%       6.7%

      At December 31, 2000, the Company's borrowing facilities included two variable rate revolving credit facilities, one with a $100 borrowing capacity expiring in November 2001 and the other with a $250 borrowing capacity expiring in November 2002. Additionally, at December 31, 2000, the Company had $100 in variable rate notes outstanding which expire in September 2002. At December 31, 2000 and 1999, the Company had issued $175.4 and $268.0, respectively, of commercial paper, backed by the revolving credit facilities, with maturities ranging from 2 to 145 days at December 31, 2000. Other debt at December 31, 2000 and 1999 consisted primarily of $15.3 and $30.3, respectively, of uncommitted short-term lines of credit with banks. At December 31, 2000 and 1999, the Company classified $188.2 and $250.0, respectively, of short-term borrowings as long-term based on the Company's intent and ability to refinance these borrowings under the revolving credit facility that expires in 2002. The Company's credit agreements include certain restrictive covenants including maintenance of interest coverage and debt to capitalization ratios. Interest rates under the revolving credit facilities are generally based on LIBOR adjusted for an index related to the Company's credit ratings. The Company has entered into an interest rate swap with a notional value of $100 to effectively convert the variable rate notes expiring in September 2002 to a fixed rate of 7.82%. The interest rate swap agreement terminates when the notes mature.

      During 1998, the Company's consolidated financial statements included an allocation of CBI's consolidated debt and the related interest expense based on the terms of an agreement between the Company and CBI. The Company believes the allocations of interest expense from CBI are reasonable estimates of the cost of financing its assets and operations during 1998.

7.    Sale of Receivables

      In October 1999, the Company entered into an agreement to sell a portion if its domestic trade accounts receivables. As collections reduce the outstanding balance, the Company may sell additional receivables. The Company services and retains an interest in the receivables sold under this agreement. The Company's retained interest in the receivables sold is measured at the time of sale and is based on the sales of similar assets. The maximum amount of outstanding receivables to be sold under the agreement was $200 until September 2000 when it was lowered to $150. At December 31, 2000 and 1999, the Company had sold $115.0 and $151.0 of outstanding receivables, respectively. The full amount of the allowance for doubtful accounts has been retained since the Company holds a retained interest in the sold receivables of $32.1 and $28.9 at December 31, 2000 and 1999, respectively. Gross receivables sold and amounts received under the program were $1,135.1 and $1,132.0, and $390.6 and $361.6 in 2000 and
      1999, respectively. The sales have been reflected as a reduction of accounts receivable and as a component of cash flows from operating activities.

      The cost of the program was $11.4 in 2000 and $3.0 in 1999. This cost is based on the amount and timing of outstanding sold receivables and is recorded as a component of interest expense.

8.    Employee Benefit Plans

      Prior to January 1, 1999, the Company participated in CBI's noncontributory defined benefit pension and postretirement plans. Accordingly, the Company's financial statements for 1998 reflect the costs experienced for its employees and retirees while included in those plans. Effective January 1, 1999, the Company assumed responsibility for employee benefit plans covering its active employees and retirees.

      Pensions

      The Company sponsors three defined benefit pension plans: one for all eligible employees (the cash balance plan), one nonqualified, unfunded executive deferred compensation plan and one supplementary, nonqualified, unfunded plan for certain senior managers. The pension benefit formula for the cash balance plan is determined by a combination of compensation-based credits and annual guaranteed interest credits. Benefits for the executive deferred compensation plan are based on employee deferrals and interest credits. Benefits for the supplementary plan are based on years of service and eligible pay. Funding of the cash balance plan has been achieved through contributions made to an irrevocable trust fund. The contributions have been determined using the aggregate cost method. The projected unit credit cost method is used for determining pension cost for financial reporting purposes.


      Pension cost included the following components:


                                                           Year Ended December 31,
                                                 -----------------------------------------
                                                   2000             1999              1998
------------------------------------------------------------------------------------------
      Service cost (benefits earned
          during the period)                      $13.7             $12.8            $11.4
      Interest cost on projected
          benefit obligation                       10.6               7.7             18.2
      Expected return on plan assets              (14.1)            (12.0)           (21.2)
      Amortization and deferrals--net              (2.4)             (0.4)            (0.4)
                                                  -----             -----            -----

      Pension cost                                 $7.8            $  8.1            $ 8.0

      The following table sets forth the pension plans' funded status:


                                                             At December 31,
                                                         ---------------------
                                                            2000          1999
------------------------------------------------------------------------------
      Change in benefit obligation:
       Benefit obligation at beginning of year            $137.4       $111.2
       Service cost                                         13.7         12.8
       Interest cost                                        10.6          7.7
       Amendments                                            2.3         --
       Actuarial loss                                       11.7         13.0
       Benefits paid                                       (10.2)        (7.3)
                                                           ------        -----

       Benefit obligation at end of year                   165.5        137.4



      Change in plan assets:
       Fair value of plan assets at beginning of year      178.8        168.2
       Actual return on plan assets                         (1.4)        15.5
       Employer contribution                                 3.1          2.4
       Benefits paid                                       (10.2)        (7.3)
                                                           ------        -----
       Fair value of plan assets at end of year            170.3        178.8

       Funded status                                         4.8         41.4
       Unrecognized transition asset                        (1.4)        (1.8)
       Unrecognized prior service cost                       5.8          3.9
       Unrecognized net gain                               (28.7)       (57.0)
                                                           ------       ------

       Accrued benefit expense                            $(19.5)      $(13.5)

      The benefit obligation related to the unfunded plans was $58.2 and $51.1 at December 31, 2000 and 1999, respectively.

      Plan assets include $22.0 and $20.6 of Company common shares at December 31, 2000 and 1999, respectively.

      The following rates were used in determining the actuarial present value of the projected benefit obligation and pension cost for the pension plans:


                                                   Year Ended December 31,
                                               -----------------------------
                                                 2000        1999       1998
----------------------------------------------------------------------------
      Discount rate--projected
          benefit obligation................    7.50%      7.75%      6.50%
      Future compensation growth rate.......    4.75%      4.75%      4.00%
      Expected long-term rate of return
          on plan assets....................    9.00%      9.00%      8.25%

      Savings Plans

      The Company sponsors defined contribution plans covering substantially all employees. The Company's contributions to the plans are based on either matching a portion of the employee contributions, a percentage of employee earnings, or a discretionary profit sharing contribution. Total Company contributions to the defined contribution plans were $12.2, $8.6 and $6.8 for 2000, 1999 and 1998, respectively.

      Employee Postretirement Benefits Other Than Pensions

      The Company sponsors separate postretirement health and life insurance plans for certain eligible employees. The Company funds its group life insurance benefits through Retirement Funding Accounts (RFAs) and funds healthcare benefits using Voluntary Employee Benefit Association (VEBA) trusts. It is the Company's practice to fund amounts as deemed appropriate from time to time. Contributions are subject to IRS limitations developed using the aggregate cost method. The Company's postretirement benefit cost was $1.7, $2.0 and $2.0 for 2000, 1999 and 1998, respectively.

9.    Common and Preferred Shares

      Share Repurchase Plan

      In November 1999, the Board of Directors authorized the repurchase of up to 7 million shares of common stock from time to time as market and business conditions warrant. Through December 31, 2000, the Company had spent $16.8 to repurchase 720,000 shares. At December 31, 2000, 353,391 shares of the repurchased shares had not been reissued and are treated as treasury stock.

      Shareholder Rights Plan

      Under the Shareholder Rights Plan, a dividend of one preferred share purchase right for each outstanding common share was granted to shareholders of record at the close of business on December 1, 1998. Under certain conditions, each right entitles the holder to purchase one one-hundredth of a Series A preferred share. The rights cannot be exercised or transferred separately from common shares, unless a person or group acquires 15% or more of the Company's outstanding common shares. The rights will expire on December 1, 2008, unless earlier redeemed by the Company.


      Preferred Shares

      The Company is authorized to issue up to 5 million preferred shares, of which 4 million would have voting rights. At December 31, 2000 and 1999, there were no preferred shares outstanding.

10.   Stock-Based Compensation Plans

      At December 31, 2000, the Company had authorized 30 million shares of common stock for issuance under the Convergys Long-Term Incentive Plan (Convergys LTIP). Since the Company's initial public offering in August 1998, certain Company employees have been granted stock options and other stock-based awards under the Convergys LTIP. During 1998 and in prior years, certain employees of the Company were granted stock options and other stock-based awards under CBI's Long-Term Incentive Plan (CBI LTIP). Effective December 31, 1998, awards outstanding under the CBI LTIP were modified to the extent that, for each CBI option or share award, the holder received, in addition, a Convergys option or share award pursuant to the Convergys LTIP. The Convergys stock options or share awards issued to holders of CBI options or share awards on December 31, 1998 have the same vesting provisions, option periods and other terms and conditions as the original CBI options. The exercise prices of the Company and CBI stock options issued to holders of CBI options at the Distribution date were established so the options had the same ratio of exercise price per share to market value per share as the original stock option. Under both the Convergys LTIP and the CBI LTIP, options are granted with exercise prices that are no less than market value of the stock at the grant date. Generally, stock options have a ten-year term and vesting terms of three to four years. There were no Convergys stock appreciation rights granted or outstanding during the three-year period ended December 31, 2000.

      The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost for the issuance of Company or CBI options to Company employees based on the fair value at the grant dates for awards consistent with the method prescribed by SFAS 123, net income and earnings per share would have been impacted as follows:


                                                Year Ended December 31,
                                            ----------------------------
                                               2000       1999      1998
------------------------------------------------------------------------
      Net income:
       As reported                           $194.7     $137.0      $81.0
       Pro forma compensation expense,
           net of tax benefit                 (17.3)     (10.8)      (8.3)
                                              ------     ------      -----

       Pro forma                             $177.4     $126.2      $72.7

      Diluted earnings per share:
       As reported                           $ 1.23     $ 0.89      $0.57
       Pro forma                             $ 1.13     $ 0.82      $0.51

      The weighted average fair value on the date of grant for the Convergys options granted during 2000 and 1999 was $16.09 and $9.31, respectively. The weighted average fair value at the date of grant for the CBI options granted to Company employees during

      1998 was $8.78. Such amounts were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                   Convergys                     CBI
     ----------------------------------------------------------------------------------------
                                            2000     1999     1998              1998
     ----------------------------------------------------------------------------------------
      Expected dividend yield...........     --      --     --                   1.4%
      Expected volatility...............     54.5%   47.8%  44.9%               25.0%
      Risk free interest rate...........      6.5%    4.8%   5.4%                5.7%
      Expected holding period, in years.      4       4      4                   4

      Presented below is a summary of Convergys stock options activity:


                                                                  Weighted
                                                                   Average
                                                                  Exercise
       Shares in Thousands                            Shares         Price
----------------------------------------------------------------------------
      Options granted in 1998...............           2,004        $15.01
      Options forfeited in 1998.............             (20)       $15.00
      Options issued to holders of
        CBI options at December 31, 1998....           7,284        $12.26
                                                       -----        ------

      Options outstanding at
        December 31, 1998...................           9,268        $12.30

      Options granted in 1999...............           2,509        $21.79
      Options exercised in 1999.............            (716)        $9.17
      Options forfeited in 1999.............            (346)       $18.68
                                                        -----       ------

      Options outstanding at
        December 31, 1999...................          10,715        $14.52

      Options granted in 2000...............           3,812        $32.21
      Options exercised in 2000.............          (1,837)       $11.68
      Options forfeited in 2000.............            (534)       $23.16
                                                        ----        ------

      Options outstanding at
        December 31, 2000...................          12,156        $19.92

      Options exercisable at
        December 31, 2000...................           5,328        $13.17

      The following table summarizes the status of the Company stock options outstanding and exercisable at December 31, 2000:


                                         Options                 Options
       Shares in Thousands             Outstanding             Exercisable
------------------------------------------------------------------------------
                                        Weighted
                                         Average  Weighted            Weighted
                                       Remaining   Average             Average
        Range of                     Contractual  Exercise            Exercise
        Exercise Prices       Shares        Life     Price   Shares      Price
       -----------------------------------------------------------------------
         $4.72 to $6.62        1,678         2.8    $ 4.92    1,626     $ 5.08
         $6.63 to $9.63          693         4.7      9.28      693       9.28
        $9.64 to $14.03        1,710         7.5     14.95      927      14.91
       $14.04 to $19.15        2,399         6.7     17.25    1,383      17.28
       $19.16 to $22.75        2,146         7.9     21.88      561      21.70
       $22.76 to $31.91        2,635         9.0     29.55        2      29.53
       $31.92 to $42.16          764         9.3     38.86      102      38.91
       $42.17 to $52.53          131         9.6     46.78       34      46.35
                                 ---         ---     -----       --      -----
        Total                 12,156         7.1    $19.92    5,328     $13.17

11. Commitments and Contingencies

      Commitments

      The Company leases certain facilities and equipment used in its operations under operating leases. Total rent expense was approximately $100.9, $103.6 and $110.5 in 2000, 1999 and 1998, respectively.

      At December 31, 2000, the total minimum rental commitments under non-cancelable leases are as follows:


      2001..........................................    $83.9
      2002..........................................     73.9
      2003..........................................     62.3
      2004..........................................     43.0
      2005..........................................     32.1
      Thereafter....................................     95.8
                                                         ----
      Total.........................................   $391.0

      Contingencies

      The Company is from time to time subject to routine complaints incidental to the business. The Company believes that the results of any complaints and proceedings will not have a materially adverse effect on its financial condition or results of operations.

12. Additional Financial Information


                                                          at December 31,
                                                        -----------------
                                                          2000      1999
------------------------------------------------------------------------
      Property and equipment, net:
       Land.................................           $   7.8    $   6.2
       Buildings............................              47.0       47.9
       Leasehold improvements...............             109.3       72.6
       Equipment............................             374.2      287.7
       Software.............................             237.1      195.0
       Construction in progress and other...              39.4       48.1
                                                          ----       ----
                                                         814.8      657.5

       Less: Accumulated depreciation.......            (422.2)    (321.9)
                                                        -------    -------
                                                        $392.6    $ 335.6

      Goodwill and intangibles, net:
       Goodwill.............................           $ 858.2    $ 829.6
       Other intangible assets..............              97.4       97.4
                                                          ----       ----
                                                         955.6      927.0

       Less: Accumulated amortization.......            (215.4)    (172.7)
                                                        -------    -------
                                                       $ 740.2    $ 754.3

      Investments in marketable securities:
       Cost basis...........................              $5.7       $5.6
       Unrealized gains.....................               1.8       49.9
                                                           ---       ----
                                                       $   7.5    $  55.5



      Payables and other current liabilities:
       Accounts payable.....................           $  36.1    $  40.9
       Accrued taxes........................              29.3       38.3
       Accrued payroll-related expenses.....             144.3      122.5
       Accrued expenses, other..............              78.3       67.6
       Restructuring and exit costs.........               6.9       12.1
       Advance billing and customer deposits              64.1       58.0
                                                          ----       ----
                                                       $ 359.0    $ 339.4

      OTHER COMPREHENSIVE INCOME


                                                        at December 31,
                                                       -----------------
                                                       2000         1999
------------------------------------------------------------------------
      Accumulated other comprehensive income:
       Currency translation adjustments.....             $(5.7)     $ 1.6
       Unrealized loss on hedging activities              (4.3)      --
       Unrealized gain on investments.......               1.8       50.0
                                                           ---       ----
                                                         $(8.2)    $ 51.6


                                                           Year Ended December 31,
                                                        ----------------------------
                                                         2000       1999       1998
------------------------------------------------------------------------------------
      Comprehensive income:
       Net income                                       $194.7     $137.0      $81.0
       Other comprehensive income, net of tax:
         Currency translation adjustments                 (7.3)       2.2       (3.0)
         Unrealized loss on hedging activities            (4.3)      --         --
         Unrealized gain (loss) on investments           (48.2)      52.0       (2.0)
                                                       -------       ----       -----
         Total comprehensive income                     $134.9     $191.2      $76.0

      Cellular Partnership

      Summarized financial information for the Cellular Partnership is as follows:


                                                     at December 31,
                                            -----------------------------
                                               2000       1999      1998
-------------------------------------------------------------------------
      Current assets...............         $  55.6     $ 91.3     $ 63.0
      Non-current assets...........           122.3      109.7      139.6
      Current liabilities..........            28.7       22.1       18.0
      Non-current liabilities......            --         --          2.0


                                                Year Ended December 31,
                                            ------------------------------
                                               2000       1999      1998
--------------------------------------------------------------------------
      Revenues.....................          $195.0     $210.0     $203.9
      Operating income.............            41.7       49.6       60.6
      Net income...................            45.2       45.0       58.4

      Note: The Cellular Partnership's results for 1999 reflect special charges recorded by the partnership related to the acquisition of Ameritech, the general partner, by SBC Communications (See Note 4).

13.   Transactions and Agreements with CBI

      The Company and CBI entered into the Plan of Reorganization and Distribution Agreement dated July 20, 1998 (the Agreement). The Agreement provides that, among other things, the Company will indemnify CBI for all liabilities and contingent liabilities arising from the Company's business and operations or otherwise assigned to the Company. The Agreement provides for the equal sharing of contingent liabilities not allocated to one of the two companies. In addition, the Company has a number of other agreements with CBI regarding federal, state and local tax allocation and sharing, employee benefits, general services, telecommunications support services provided to the Company by CBI and billing, data processing and customer management services provided by the Company to CBI. The Company earned revenues from CBI totaling $49.8 and incurred expenses for communication and other services from CBI of $10.1 in 1998. The Company also incurred $10.6 in allocated overhead costs from CBI during 1998.

14.   Industry Segment and Geographic Operations

      Industry Segment Information

      The Company operates in two industry segments, which are identified by service offerings. IMG is principally engaged in providing and managing complex billing information system services to the communications industry. CMG provides comprehensive customer management services focused on the needs of communications technology and financial service companies.

      The Company does not allocate activities below the operating income level to its reported segments. The Company's business segment information is as follows:


                                                 Year Ended December 31,
                                          -------------------------------
                                               2000       1999      1998
-------------------------------------------------------------------------
      Revenues
       IMG.........................        $  784.7   $  687.1   $  602.0
       Less intersegment...........           (17.7)     (35.1)     (24.6)
       CMG.........................         1,395.5    1,110.9      869.9
       Less intersegment...........            --         --         (0.1)
                                            -------    -------    -------
           ........................        $2,162.5   $1,762.9   $1,447.2

      Depreciation
       IMG.........................        $   38.0   $   29.7   $   23.9
       CMG.........................            68.3       55.2       44.2
       Corporate...................             3.9        1.1       --
                                            -------    -------    -------
           ........................        $  110.2   $   86.0   $   68.1

      Amortization
       IMG.........................        $   18.7   $   12.8   $    6.0
       CMG.........................            31.9       31.5       27.2
                                            -------    -------    -------
           ........................        $   50.6   $   44.3   $   33.2

      Special items
       IMG.........................        $   --     $    2.0       --
       CMG........................             --          6.9   $   42.6
                                            -------    -------    -------
           ........................        $   --     $    8.9   $   42.6

      Operating income
       IMG.........................        $  164.2   $  132.3   $  116.5
       CMG.........................           171.1      108.7       25.6
       Corporate and other.........            (7.4)      (5.8)      (2.2)
                                               -----      -----      -----
           ........................        $  327.9   $  235.2   $  139.9

      Capital expenditures
        (excluding acquisitions)
       IMG.........................        $   39.2   $   41.1   $   39.3
       CMG.........................           130.1      101.9       53.9
       Corporate and other.........             7.0       10.8        0.3
                                                ---       ----        ---
           ........................        $  176.3   $  153.8   $   93.5


                                                            at December 31,
                                                     -------------------------
                                                          2000      1999
      ------------------------------------------------------------------------
      Total assets
       IMG.................................          $   571.1   $  503.0
       CMG.................................              962.1      953.1
       Corporate and other.................              246.3      123.4
                                                         -----      -----

           ................................           $1,779.5   $1,579.5

      Geographic Operations

      The following table presents certain geographic information regarding the Company's operations:


                                                  Year Ended December 31,
                                             -----------------------------
                                               2000       1999      1998
      --------------------------------------------------------------------
      Revenues
       North America...............        $2,039.0   $1,653.8   $1,367.7
       International...............           123.5      109.1       79.5
                                              -----      -----       ----
          .........................        $2,162.5   $1,762.9   $1,447.2


                                                           at December 31,
      --------------------------------------------------------------------
                                                          2000      1999
      --------------------------------------------------------------------
      Long-lived assets
       North America................                  $1,341.1   $1,058.6
       International................                     131.6      104.5
                                                         -----      -----
          .................................           $1,472.7   $1,163.1

      Concentrations

      Both of the Company's segments derive significant revenues from AT&T. Revenues from AT&T were 40.9%, 40.2% and 35.4% of the Company's consolidated revenues for 2000, 1999 and 1998, respectively. Related accounts receivable from AT&T totaled $148.8 and $83.9 at December 31, 2000 and 1999, respectively. The relationship with AT&T includes the Company's use of AT&T communication services, which is particularly significant to the CMG segment. Spending for these services with AT&T was $92.8, $100.7 and $83.7 in 2000, 1999 and 1998, respectively.


 15.  Earnings Per Share

      The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:


                                                                 Per Share
                                             Income     Shares      Amount
      --------------------------------------------------------------------
      2000
      Basic EPS....................          $194.7      152.7       $1.28
      Effect of dilutive securities:
       Stock-based compensation
       arrangements................            --          5.3        0.05
                                              -----      -----        ----
      Diluted EPS..................          $194.7      158.0       $1.23


                                                                 Per Share
                                             Income     Shares      Amount
      --------------------------------------------------------------------
      1999
      Basic EPS....................          $137.0      151.6       $0.90
      Effect of dilutive securities:
       Stock-based compensation
       arrangements................            --          2.9        0.01
                                              -----      -----        ----

      Diluted EPS..................          $137.0      154.5       $0.89


                                                                 Per Share
                                             Income     Shares      Amount
      --------------------------------------------------------------------
      1998
      Basic EPS....................           $81.0      142.7       $0.57
      Effect of dilutive securities:
       Stock-based compensation
       arrangements................            --          0.2        --
                                              -----      -----        ----

      Diluted EPS..................           $81.0      142.9       $0.57

      The EPS information for 1998 has been calculated giving retroactive recognition of the share split, effective August 4, 1998, which increased the number of then outstanding common shares to 137.0 million.

16.   Financial Instruments

      At December 31, 2000, the Company had derivative liabilities of $1.2 classified as accrued liabilities. In addition, the interest rate swap was a liability with a fair value of $3.7 at December 31, 2000. As of December 31, 2000, a total of $4.3 of deferred net losses on derivative instruments were accumulated in other comprehensive income and are expected to be reclassified to earnings during the next twelve to twenty-four months.


17.   Quarterly Financial Information (Unaudited)


                                            1st        2nd        3rd       4th
                                        Quarter    Quarter    Quarter   Quarter      Total
-------------------------------------------------------------------------------------------
      2000
      Revenues......................   $ 513.6     $521.9     $544.5     $582.5    $2,162.5
      Operating income..............   $  74.6     $ 77.6     $ 83.2     $ 92.5    $  327.9
      Net income....................   $  44.3     $ 45.6     $ 50.5     $ 54.3    $  194.7





      Earnings per share:
       Basic.......................    $  0.29     $ 0.30     $ 0.34     $ 0.35    $   1.28
       Diluted......................   $  0.28     $ 0.29     $ 0.32     $ 0.34    $   1.23

      1999
      Revenues......................   $ 399.8     $426.2     $450.2     $486.7    $1,762.9
      Operating income..............   $  52.8     $ 54.1     $ 62.1     $ 66.2    $  235.2
      Net income....................   $  32.4     $ 32.8     $ 39.7     $ 32.1    $  137.0

      Earnings per share:
       Basic........................   $  0.21     $ 0.22 (1) $ 0.26     $ 0.21(1) $   0.90
       Diluted.....................    $  0.21     $ 0.21 (1) $ 0.26     $ 0.21(1) $   0.89

      (1) See Notes 3 and 4 for a discussion of special items that were recorded by the Company in the second and fourth quarters of 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements with accountants on any accounting or financial disclosure or auditing scope or procedure occurred during 2000.


                                    PART III

ITEMS 10 THROUGH 13.


ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

The information required by Item 10 is included on page 12 of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

The Executive Compensation section of the Company's proxy statement dated March 7, 2001 is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Share Ownership of Directors and Officers section of the Company's proxy statement dated March 7, 2001 is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

ITEM 14(a)(1) AND (2). LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Convergys are included in Item 8:
                                                                          Page

           (1)        Consolidated Financial Statements:

                      Consolidated Statements of Income .................   24
                      Consolidated Balance Sheets........................   25
                      Consolidated Statements of Cash Flows..............   26
                      Consolidated Statements of Shareholders' Equity
                          and Comprehensive Income.......................   27
                      Notes to Financial Statements......................   28
                      Report of Independent Accountants  ................   23

           (2)        Financial Statement Schedule:

                      II  - Valuation and Qualifying Accounts............   47

       Financial statement schedules other than that listed above have been omitted because the required information is not required or applicable.

           (3)        Exhibits

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

Exhibit Number
--------------

3.1 Amended Articles of Incorporation of the Company. (Exhibit 3.1 to Form S-3 filed on August 10, 2000, File Number 333-43404.)

3.2 Regulations of the Company. (Exhibit 3.2 to Registration Statement No. 333-53619.)

4 Rights Agreement dated November 30, 1998 between Convergys Corporation and The Fifth Third Bank. (Exhibit 4.1 to Form 8-A12B filed December 23, 1998, File No. 001-14379.)

10.1     Convergys Corporation 1998 Long-Term Incentive Plan.

10.2 Convergys Corporation Deferred Compensation Plan for Non-Employee Directors. (Exhibit 10.6 to the Company's 1998 Annual Report on Form 10-K.)

10.3 Convergys Corporation Executive Deferred Compensation Plan as amended effective June 1, 2000.

10.4 Employment Agreement between the Company and James F. Orr and December 16, 1998 Amendment to Employment Agreement. (Exhibit 10.8 to the Company's 1998 Annual Report on Form 10-K.)

10.5 Employment Agreement between the Company and William D. Baskett III and December 16, 1998 Amendment to Employment Agreement. (Exhibit 10.9 to the Company's 1998 Annual Report on Form 10-K.)

10.6 Employment Agreement between the Company and Steven G. Rolls and December 16, 1998 Amendment to Employment Agreement. (Exhibit 10.10 to the Company's 1998 Annual Report on Form 10-K.)

10.7 Employment Agreement between the Company and Robert J. Marino and December 16, 1998 Amendment to Employment Agreement. (Exhibit 10.11 to the Company's 1998 Annual Report on Form 10-K.)

10.8 Employment Agreement between the Company and David F. Dougherty and December 16, 1998 Amendment to Employment Agreement. (Exhibit 10.12 to the Company's 1998 Annual Report on Form 10-K.)

10.9 Employment Agreement between the Company and Ronald E. Schultz and November 1, 1998 Amendment to Employment Agreement. (Exhibit 10.14 to the Company's 1998 Annual Report on Form 10-K.)

10.10 Convergys Corporation Supplemental Executive Retirement Plan as amended effective June 2, 2000.

10.11 Rights Agreement dated November 30, 1998 between Convergys Corporation and The Fifth Third Bank. (Exhibit 4.1 to Form 8-A12B filed December 23, 1998, File No. 001-14379.)

12       Computation of Ratio of Earning to Fixed Charges.

21 Subsidiaries of the Company. (Exhibit 21 to Registration Statement No. 333-53619.)

23       Consent of PricewaterhouseCoopers LLP.

24       Powers of Attorney.


The Company will furnish, without charge, to a security holder upon request, a copy of the documents, portions of which are incorporated by reference, and will furnish any other exhibit at cost.


ITEM 14(b). REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company in the fourth quarter of 2000.


ITEM 14 (c) AND (d). EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The responses to these portions of Item 14 are submitted as a separate section of this report.

                              CONVERGYS CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (Millions of Dollars)


==================================================================================================
COL. A                     COL. B                    COL. C               COL. D        COL. E
--------------------------------------------------------------------------------------------------

                                                   Additions
                                                   ---------
                                               (1)              (2)
                           Balance at                         Charged                   Balance
                           Beginning        Charged           to Other                  at End
Description                of Period        to Expense        Accounts    Deductions    of Period
-----------                ---------        ----------        --------    ----------    ---------
YEAR 2000
Allowance for
  Doubtful Accounts          $ 12.4           $ 2.6              ---         $ 3.1(b)      $11.9

Deferred Tax Asset
  Valuation Allow.           $  2.8            ---              $16.0 (c)     ---          $18.8

Restructuring
  Reserve                    $  6.6            ---               ---         $ 2.1         $ 4.5

YEAR 1999
Allowance for
  Doubtful Accounts          $  9.8           $ 9.7              ---         $ 7.1 (b)     $12.4

Deferred Tax Asset
  Valuation Allow.           $ 21.0            ---               ---         $18.2 (c)     $ 2.8

Restructuring
  Reserve                    $ 10.6            ---               ---         $ 4.0         $ 6.6

YEAR 1998
Allowance for
  Doubtful Accounts          $  6.4           $ 4.2             $ 3.2 (a)    $ 4.0 (b)     $ 9.8

Deferred Tax Asset
  Valuation Allow.           $ 21.0            ---               ---          ---          $21.0

Restructuring
  Reserve                    $ 17.2            ---               ---         $ 6.6         $10.6

(a) Includes amounts previously written off which were credited directly to this account when recovered, acquired reserves and other adjustments.
(b)      Primarily includes amounts written off as uncollectible.
(c)      Amounts were recorded as a component of other comprehensive income
         (loss).

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CONVERGYS CORPORATION

February 28, 2001                             By /s/ Steven G. Rolls
                                                --------------------------------
                                                 Steven G. Rolls
                                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                           Title                           Date
---------                           -----                           ----

                                    Chairman of the Board;
                                    Principal Executive Officer;
                                    President, Chief Executive
JAMES F. ORR*                       Officer and Director
-----------------------------
James F. Orr

                                    Principal Financial Officer;
STEVEN G. ROLLS*                    Chief Financial Officer
-----------------------------
Steven G. Rolls

                                    Principal Accounting Officer;
                                    Vice President and
ANDRE S. VALENTINE*                 Controller
-----------------------------
Andre S. Valentine

JOHN F. BARRETT*                    Director
-----------------------------
John F. Barrett

JUDITH G. BOYNTON*                  Director
-----------------------------
Judith G. Boynton

GARY C. BUTLER*                     Director
-----------------------------
Gary C. Butler

DAVID B. DILLON*                    Director
-----------------------------
David B. Dillon

Signature                           Title                           Date
---------                           -----                           ----

ERIC C. FAST*                       Director
-----------------------------
Eric C. Fast

ROGER L. HOWE*                      Director
-----------------------------
Roger L. Howe

STEVEN C. MASON*                    Director
-----------------------------
Steven C. Mason

JOSEPH E. GIBBS*                    Director
-----------------------------
Joseph E. Gibbs

PHILIP A. ODEEN*                    Director
-----------------------------
Philip A. Odeen

BRIAN H. ROWE*                      Director
-----------------------------
Brian H. Rowe



*By /s/ Steven G. Rolls                                        February 28, 2001
 ----------------------------
     Steven G. Rolls

     as attorney-in-fact and on his behalf
     as Chief Financial Officer