Form 10-Q
period 2001-03-31
CONVERGYS CORP
filed 2001-05-14
CIK 1062047

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      OR

             __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from________to________


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
                   --    --

          At April 30, 2001, 170,875,320 Common Shares were outstanding.

                        PART I - FINANCIAL INFORMATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                (Amounts in Millions, Except Per Share Amounts)


                                                                      Three Months
                                                                      Ended March 31,
                                                                  ----------------------
                                                                    2001         2000
                                                                  --------     ---------
Revenues ...................................................      $  577.8     $  513.6
                                                                 ---------     ---------


Costs and Expenses
    Cost of providing services and products sold............         319.4        292.1
    Selling, general and administrative.....................          98.5         86.0
    Research and development costs..........................          23.2         23.0
    Depreciation............................................          31.4         25.0
    Amortization............................................          13.3         12.5
    Year 2000 programming costs.............................             -          0.3
                                                                  --------    ---------
          Total costs and expenses..........................         485.8        438.9
                                                                  --------    ---------

Operating Income............................................          92.0         74.7

Equity in Earnings of Cellular Partnership..................           1.8          5.8
Other Income/(Expense), net.................................           0.1         (0.1)
Interest Expense............................................          (6.9)        (8.1)
                                                                  --------    ---------

Income Before Income Taxes..................................          87.0         72.3
Income Taxes................................................          33.5         27.9
                                                                  --------    ---------

Net Income .................................................      $   53.5     $   44.4
                                                                  ========    =========


Other Comprehensive Income, net of tax:
  Foreign currency translation adjustments..................      $   (5.5)    $   (4.7)
  Unrealized loss on cash flow hedging......................          (0.8)           -
  Unrealized loss on investments............................          (3.2)       (18.2)
                                                                  --------    ---------
    Total other comprehensive loss..........................          (9.5)       (22.9)
                                                                  --------    ---------


Comprehensive Income........................................      $   44.0     $   21.5
                                                                  ========    =========


Earnings Per Common Share...................................
    Basic...................................................      $   0.35     $   0.29
                                                                  ========    =========

    Diluted.................................................      $   0.34     $   0.28
                                                                  ========    =========


Average Common Shares Outstanding
    Basic...................................................         154.4        151.9
    Diluted.................................................         159.0        156.8

See Notes to Financial Statements.

Form 10-Q Part I                                           Convergys Corporation


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Amounts in Millions)



                                                                             March 31,       December 31,
                                                                               2001              2000
                                                                          ------------      -------------
ASSETS
------
Current Assets
   Cash and cash equivalents...........................................     $     43.5         $     28.2
   Receivables, less allowances of $16.1 and $11.9.....................          357.5              386.4
   Deferred income taxes...............................................           30.1               27.1
   Prepaid expenses and other current assets...........................           50.2               39.4
                                                                            ----------         ----------
     Total current assets..............................................          481.3              481.1

Property and equipment - net...........................................          371.7              392.6
Goodwill and other intangibles - net...................................          739.0              740.2
Investment in cellular partnership.....................................           63.3               66.0
Investments in marketable securities...................................            4.4                7.5
Deferred charges and other assets......................................           99.9               92.1
                                                                            ----------         ----------
     Total Assets......................................................     $  1,759.6         $  1,779.5
                                                                            ==========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Debt maturing in one year...........................................     $      1.2         $        -
   Payables and other current liabilities..............................          318.7              359.0
                                                                            ----------         ----------
     Total current liabilities.........................................          319.9              359.0

Long-term debt.........................................................          244.2              290.7
Other long-term liabilities............................................           18.1               17.3
                                                                            ----------         ----------
     Total liabilities.................................................          582.2              667.0
                                                                            ----------         ----------
Shareholders' Equity
   Preferred shares - without par value, 5.0 authorized................              -                  -
   Common shares - without par value, 500.0 authorized;
     156.0 and 154.8 issued and outstanding............................          206.0              206.0
   Additional paid-in capital..........................................          551.8              531.8
   Retained earnings...................................................          438.2              384.7
   Accumulated other comprehensive income..............................          (17.7)              (8.2)
   Treasury shares - 0.2 and 0.4, at cost..............................           (0.9)              (1.8)
                                                                            ----------         ----------
        Total shareholders' equity.....................................        1,177.4            1,112.5
                                                                            ----------         ----------

        Total Liabilities and Shareholders' Equity.....................     $  1,759.6         $  1,779.5
                                                                            ==========         ==========

See Notes to Financial Statements.

Form 10-Q Part I                                           Convergys Corporation


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Millions)


                                                                                    Three Months
                                                                                   Ended March 31,
                                                                               ----------------------
                                                                                    2001      2000
                                                                               -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
   Net income...............................................................     $   53.5    $    44.4
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..........................................         44.7         37.5
     Deferred income tax benefit............................................         (5.2)        (9.2)
     Cellular partnership distributions in excess of (less than) earnings...          2.7         (5.8)
     Income tax benefit from stock option exercises ........................          4.3          5.1
     Proceeds from (repayments of) receivables securitization, net..........        (40.0)        40.0
   Changes in assets and liabilities, net of effects from acquisitions:
     Decrease (increase) in receivables.....................................         68.9        (21.0)
     Increase in other current assets.......................................        (10.8)        (6.5)
     Decrease in payables and other current liabilities.....................        (46.6)       (50.7)
     Other, net.............................................................         (1.5)         1.5
                                                                                 ---------    --------
     Net cash provided by operating activities..............................         70.0         35.3
                                                                                 ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Capital expenditures.....................................................        (10.3)       (41.3)
   Acquisitions, net of cash acquired.......................................        (15.7)        (7.1)
                                                                                 --------     --------
       Net cash used in investing activities................................        (26.0)       (48.4)
                                                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Payments of debt, net....................................................        (45.3)        (2.3)
   Purchase of treasury shares..............................................            -         (2.5)
   Issuance of treasury shares, net.........................................          4.6          3.8
   Issuance of common shares................................................         12.0         10.4
                                                                                 --------    ---------

       Net cash provided by (used in) financing activities..................        (28.7)         9.4
                                                                                 --------    ---------
   Net increase (decrease) in cash and cash equivalents.....................         15.3         (3.7)
   Cash and cash equivalents at beginning of period.........................         28.2         30.8
                                                                                 --------    ---------
   Cash and cash equivalents at end of period...............................     $   43.5    $    27.1
                                                                                 ========    =========

See Notes to Financial Statements.

Form 10-Q Part I                                          Convergys Corporation

                         NOTES TO FINANCIAL STATEMENTS
                (Amounts in Millions Except Per Share Amounts)


(1)  BACKGROUND AND BASIS OF PRESENTATION

          The condensed consolidated financial statements of Convergys Corporation include the results of the Company's wholly-owned subsidiaries, the Information Management Group (IMG) and the Customer Management Group
     (CMG), as well as its 45% limited partnership interest in a cellular communications services provider in southwestern and central Ohio and northern Kentucky (the Cellular Partnership). These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. The December 31, 2000 condensed balance sheet has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.

(2)  MERGER WITH GENEVA TECHNOLOGY, LTD.

          On April 6, 2001, the Company acquired 100% of the outstanding shares of Geneva Technology, Ltd. (Geneva), based in Cambridge, UK, for approximately 14.9 million shares of Convergys common stock and approximately 2.7 million Convergys stock options. Geneva is a provider of convergent billing software for the communications, e-commerce, utilities and online services industries. The transaction will be accounted for under the pooling of interests method. Since the merger closed in April 2001, the consolidated results for the three months ended March 31, 2001 and 2000 do not include Geneva's operations. The following table presents the pro forma results of the combined companies as if the merger had occurred at the beginning of both periods:

                                                                                                        Three Months
                                                                                                       Ended March 31,
                                                                                               ----------------------------
         Millions of Dollars                                                                         2001            2000
         -------------------                                                                   ----------------------------
         Revenues.........................................                                       $    591.5      $   518.2
         Operating income.................................                                             90.5           73.4
         Net income.......................................                                             52.1           43.5
         Basic earnings per share.........................                                       $     0.31      $    0.26
         Diluted earnings per share.......................                                       $     0.30      $    0.25



(3)  ACQUISTION

          On February 12, 2001, the Company paid approximately $16 to acquire the customer support business of Keane, Inc. The acquisition was accounted for under the purchase method of accounting with the resulting goodwill being amortized over a twenty-five-year life.

Form 10-Q Part I                                          Convergys Corporation

                          NOTES TO FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)



(4)  SIGNIFICANT CUSTOMER

          Both of the Company's segments derive significant revenues from AT&T. Revenues from AT&T were 38.3% and 41.2% of the Company's consolidated revenues for the three-month periods ended March 31, 2001 and March 31, 2000, respectively. Related accounts receivable from AT&T totaled $102.0 and $148.8 at March 31, 2001 and December 31, 2000, respectively. The relationship with AT&T includes the Company's use of AT&T communications services, which is particularly significant to the CMG segment. Spending for these services with AT&T was $21.0 and $30.2 for the three-month periods ended March 31, 2001 and March 31, 2000, respectively.

(5)  CONTINGENCIES

          The Company is from time to time subject to routine complaints incidental to the business. The Company believes that the results of any complaints and proceedings will not have a material adverse effect on the Company's financial condition.

(6)  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     Industry Segment Information
     ----------------------------
          The Company operates in two industry segments which are identified by service offerings. IMG is principally engaged in providing information systems and billing services to all segments of the communications industry, including wireless, wireline, cable, broadband services and Internet services. CMG provides a full range of outsourced marketing and customer management services.

          The Company does not allocate activities below the operating income level to its reported segments. Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. The Company's business segment information is as follows:


                                                                   Three Months
                                                                 Ended March 31,
                                                               -----------------------
         Millions of Dollars                                      2001           2000
         -------------------                                   ---------     ---------
         Revenues
             Information management.......................     $    208.9    $    179.8
             Customer management..........................          372.2         340.0
             Less:  intersegment..........................           (3.3)         (6.2)
                                                               ----------    ----------
                                                               $    577.8    $    513.6
                                                               ==========    ==========
         Depreciation and Amortization
             Information management.......................     $     13.5    $     13.7
             Customer management..........................           29.5          23.5
             Corporate....................................            1.7           0.3
                                                               ----------    ----------
                                                               $     44.7    $     37.5
                                                               ==========    ==========
         Operating Income
             Information management.......................     $     46.2    $     35.9
             Customer management..........................           47.4          40.7
             Corporate....................................           (1.6)         (1.9)
                                                               ----------    ----------
                                                               $     92.0    $     74.7
                                                               ==========    ==========
         Capital Expenditures (excluding acquisitions)
             Information management.......................     $      6.2    $     12.1
             Customer management..........................            2.4          26.6
             Corporate....................................            1.7           2.6
                                                               ----------    ----------
                                                               $     10.3    $     41.3
                                                               ==========    ==========

Form 10-Q Part 1                                        Convergys Corporation



                         NOTES TO FINANCIAL STATEMENTS
                (Amounts in Millions Except Per Share Amounts)
                                  (Unaudited)



(7)  EARNINGS PER SHARE

          The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:



             Three Months Ended                                                                         Per Share
             March 31,                                                 Income           Shares            Amount
                                                                       ---------        ------            ------
             2001
             Basic EPS                                                 $   53.5           154.4           $  0.35
             Effect of dilutive securities:
             Stock-based compensation arrangements                            -             4.6             (0.01)
                                                                       --------       ---------           -------
             Diluted EPS                                               $   53.5           159.0           $  0.34
                                                                       ========       =========           =======


             2000
             Basic EPS                                                 $   44.4           151.9           $  0.29
             Effect of dilutive securities:
             Stock-based compensation arrangements                            -             4.9             (0.01)
                                                                       --------       ---------           -------
             Diluted EPS                                               $   44.4           156.8           $  0.28
                                                                       ========       =========           =======

 The diluted EPS calculation for the three months ended March 31, 2001 excludes the potential dilutive effect of 4,097,750 outstanding stock options because they are currently anti-dilutive.

Form 10-Q Part 1                                        Convergys Corporation


                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Amounts in Millions Except Per Share Amounts)



BACKGROUND

     Convergys Corporation (the Company) is a leading provider of outsourced information and customer management services. The Company focuses on developing long-term strategic relationships with clients in customer-intensive industries including telecommunications, cable, broadband, satellite broadcasting, Internet services, technology and financial services. The Company serves its clients through its two operating subsidiaries: (i) the Information Management Group
(IMG), which provides outsourced billing and information services; and (ii) the Customer Management Group (CMG), which provides outsourced internet and call center based customer support services. For certain clients, IMG and CMG jointly provide a full range of billing and customer management services.

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

Consolidated Overview
---------------------
Three Months Ended March 31, 2001 versus Three Months Ended March 31, 2000

     The Company's revenues for the first quarter of 2001 totaled $577.8, a 13% increase from the first quarter of 2000. This higher revenue reflects increases experienced by both of the Company's operating groups primarily due to strong wireless subscriber growth, solid demand for billing systems enhancements and expanding relationships with technology companies. The Company's operating expenses for the first quarter of 2001 totaled $485.8, an 11% increase from the first quarter of 2000, reflecting greater business volume, increased spending on sales and marketing activities and higher depreciation. The increase in sales and marketing expenses reflects the Company's strategy to increase its investment in these areas to accelerate growth. The increase in depreciation results from data center upgrades and new customer contact facilities. The Company's operating income was $92.0 in the first quarter of 2001, a 23% increase from the first quarter of 2000.

     The Company's equity in earnings of its Cellular Partnership decreased 69% for the first quarter of 2001 as compared to the same period in 2000, reflecting lower subscriber revenues and higher marketing and other operating costs experienced by the partnership. Interest expense decreased 15% in the first quarter of 2001 from the first quarter of 2000, as a result of lower borrowings and lower interest rates. Net income was $53.5, or $0.34 per diluted share, a 20% increase from $44.4, or $0.28 per diluted share, in the first quarter of 2000.

Form 10-Q Part 1                                        Convergys Corporation



                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Amounts in Millions Except Per Share Amounts)



INFORMATION MANAGEMENT

                                                                                              Three Months
(Dollars in Millions)                                                                        Ended March 31,
                                                                                     -----------------------------------
                                                                                       2001       2000    Change     %
                                                                                     --------   --------  -------   ---
Revenues:
     Information processing..............                                            $ 126.3    $ 112.9   $ 13.4     12
     Professional and consulting.........                                               41.2       33.9      7.3     22
     License and other...................                                               15.3       13.9      1.4     10
     International.......................                                               22.8       12.9      9.9     77
                                                                                     -------    -------   ------    ---
       External revenues.................                                              205.6      173.6     32.0     18
     Intercompany services...............                                                3.3        6.2     (2.9)   (47)
                                                                                     -------    -------   ------    ---
       Total Revenues....................                                              208.9      179.8     29.1     16

Costs of products and services...........                                              103.4       91.7     11.7     13
Selling, general and administrative
  expenses...............................                                               25.6       19.5      6.1     31
Research and development costs...........                                               20.2       18.7      1.5      8
Depreciation.............................                                                9.0        9.1     (0.1)    (1)
Amortization.............................                                                4.5        4.6     (0.1)    (2)
Year 2000 programming costs..............                                                  -        0.3     (0.3)     -
                                                                                     -------    -------   ------    ---
       Total costs.......................                                              162.7      143.9     18.8     13
                                                                                     -------    -------   ------    ---

Operating income.........................                                            $  46.2    $  35.9   $ 10.3     29
                                                                                     =======    =======   ======    ===

Three Months Ended March 31, 2001 versus Three Months Ended March 31, 2000

     Excluding intercompany activity, revenues for the Company's information management segment were $205.6 for the first quarter of 2001, an 18% increase from the first quarter of 2000. Information processing revenues increased 12% in the first quarter of 2001 over the first quarter of 2000, primarily as a result of a 33% increase in subscribers in IMG's wireless client base. This increase was partially offset by contractual price reductions for certain wireless clients and a decline in revenues from wireline clients. Professional and consulting revenues increased 22% from the first quarter of 2000 due to increased enhancement requests from wireless clients, particularly Sprint PCS and AT&T Wireless. IMG's license and other revenues increased 10% to $15.3 in the first quarter of 2001, primarily reflecting general growth in the Company's cable operations. IMG's international revenues increased 77% to $22.8, reflecting implementation and license revenues from Telesp Celular and higher license and support fees from international cable clients.

     IMG's costs and expenses were $162.7 in the first quarter of 2001, a 13% increase over the first quarter of 2000. Direct costs of products and services increased as a result of increased business volume. Selling, general and administrative expenses increased reflecting the Company's intensified focus on sales and marketing efforts. Research and development costs increased from continued development work on Atlys and Catalys, IMG's international wireless billing system and Internet billing and customer care platform, respectively.

Form 10-Q Part 1                                        Convergys Corporation




                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Amounts in Millions Except Per Share Amounts)


CUSTOMER MANAGEMENT

                                                                                                Three Months
                                                                                                Ended March 31,
                                                                                   ----------------------------------------
(Dollars in Millions)                                                                  2001      2000   Change         %
                                                                                   ---------- -------- --------       ----
Revenues:
     Communications .....................                                          $  226.7    $ 223.1   $   3.6        2
     Technology..........................                                              65.5       42.3      23.2       55
     Financial services .................                                              21.4       25.3      (3.9)     (15)
     Other...............................                                              58.6       49.3       9.3       19
                                                                                   --------    -------   -------     ----
     Total revenues......................                                             372.2      340.0      32.2        9

Costs of products and services...........                                             219.3      206.6      12.9        6
Selling, general and administrative
  expenses...............................                                              73.0       64.9       8.1       12
Research and development costs...........                                               3.0        4.3      (1.3)     (30)
Depreciation.............................                                              20.7       15.6       5.1       33
Amortization.............................                                               8.8        7.9       0.9       11
                                                                                   --------     ------   -------     ----
          Total costs....................                                             324.8      299.3      25.5        9
                                                                                   --------     ------   -------     ----

Operating income.........................                                          $   47.4    $ 40.7    $   6.7       16


Three Months Ended March 31, 2001 versus Three Months Ended March 31, 2000

     Revenues for the Company's customer management segment, CMG, were $372.2 in the first quarter of 2001, a 9% increase from the first quarter of 2000. Revenues from communications clients increased 2% in the first quarter of 2001 over the first quarter of 2000. This reflects slower growth than had been achieved in recent quarters from this sector, largely as a result of AT&T slowing its spending on outsourced customer support. Technology service revenues increased 55% primarily due to increased services provided to Microsoft and Hewlett Packard and small contributions from acquisitions. Revenues from financial services clients decreased 15% as a result of reduced marketing activity in this sector caused by the general slowdown in the U.S. economy. Other revenue increased 19% primarily due to increased service provided to Federal Express and Walmart. CMG's revenue growth in the first quarter was negatively impacted by the U.S. economic slowdown, in general, and its impact on communications services providers in particular. These negative factors are expected to continue to slow CMG's growth at least through the second quarter of 2001.
     CMG's costs and expenses were $324.8 in the first quarter of 2001, a 9% increase from the first quarter of 2000. Increases in direct costs of products and services and selling, general and administrative expenses were the result of increased business volume, higher wage rates and increased personnel from acquisitions. Depreciation expense increased by $5.1 as a result of new contact centers opened to support the increased business volume. Amortization expense increased 11% due to the acquisitions made in 2000 and to date in 2001. CMG's operating margin increased to 12.7%, up from 12.0% in the first quarter of 2000, reflecting the positive impact of higher revenues and continuous improvement initiatives on operating margin.

Form 10-Q Part 1                                        Convergys Corporation



                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Amounts in Millions Except Per Share Amounts)




CLIENT CONCENTRATION

     The Company's three largest clients accounted for 52% and 56% of its revenues in the first quarter of 2001 and 2000, respectively. The risk posed by this revenue concentration is reduced by the long-term contracts the Company has with its largest clients. AT&T, the Company's largest client at 38% of revenues in the first quarter of 2001, is principally served under long-term information and customer management contracts that expire in 2006. Volumes under some contracts are subject to variation based, among other things, on AT&T's spending on outsourced customer support. In January 2001, the Company announced that IMG's contract with Sprint PCS, the Company's second largest client, was extended through December 31, 2004. IMG's extended contract with Sprint PCS provides for rate reductions which will impact the Company's information processing revenue growth beginning in the first quarter of 2002. DIRECTV, the Company's third largest client in the first quarter of 2001, is served by CMG under a contract that expires at the end of 2002.


In September 1999, the Company amended its wireless billing contract with ALLTEL. Under the September 1999 amendment, ALLTEL could begin migrating its wireless subscribers from IMG's systems beginning in 2000. The companies had announced that the subscriber migration would be completed by the end of 2001. In December 2000, the Company signed an agreement under which IMG will continue to provide wireless billing services to ALLTEL through at least 2003. The September 1999 amended agreement called for ALLTEL to make payments totaling $55 to the Company, of which $50 had been received as of December 31, 2000, with the remaining $5 to be received by the first half of 2002. The Company recorded the payments upon receipt as deferred revenue to be recognized as the related services are provided to ALLTEL.

     In July 2000, the Company announced that it had reached an agreement to extend its billing relationship with Verizon Wireless, the U.S. wireless alliance formed by Bell Atlantic, PrimeCo Personal Communications (PrimeCo) and AirTouch Cellular (AirTouch). Previously, IMG had served GTE, which recently merged with Bell Atlantic, as well as PrimeCo and AirTouch under separate billing contracts. Under the five-year agreement, IMG will continue to serve the Verizon markets it previously served under the former contracts.

     In the second quarter of 2000, AT&T Broadband acquired Media One, an IMG client representing less than 1% of the Company's 2001 revenues. AT&T Broadband had a cable billing contract with an IMG competitor through an earlier acquisition. In October 2000, AT&T Broadband announced its intention to move the majority of the Media One cable subscribers to the competitor's system by late 2001 and all of the subscribers by June 2002. Under its license contract with Media One, which was signed in the fourth quarter of 1998, IMG had converted approximately 800,000 of Media One's approximately 5 million subscribers onto IMG software. It is expected that these subscribers will be removed from IMG's systems by late 2001 or in the first half of 2002. However, in January 2001, the Company amended its previous contract with Media One to provide billing services to AT&T Broadband's residential telephony subscribers in IMG's service bureaus. The term of the residential telephony contract amendment expires in December 2007. Company management does not expect the amendment to the previous Media One contract to have a material impact on the Company's operating results in 2001. Also in January 2001, IMG signed a contract to provide service bureau billing services to AT&T Broadband's commercial telephony subscribers through October 2005.

Form 10-Q Part 1                                        Convergys Corporation


                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Amounts in Millions Except Per Share Amounts)



FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------
     The Company generated $70.0 and $35.3 in cash flows from operating activities during the first quarter of 2001 and 2000, respectively. The Company's cash flows from operating activities for the first quarter of 2001 reflect a $40.0 reduction in receivables sold under its accounts receivable securitization program, while the first quarter of 2000 reflected a $40.0 increase in these borrowings. Capital expenditures were $10.3 and $41.3 for the first quarter of 2001 and 2000, respectively. This decrease primarily relates to CMG's expansion of existing contact facilities and the opening of additional facilities during the first quarter of 2000.

     Operating cash flows have historically been more than sufficient to fund the Company's cash needs, other than for very large acquisitions. Acquisitions have historically been financed with a combination of borrowings and operating cash flows. At March 31, 2001, the Company had $245.4 of borrowings outstanding. The Company's borrowing facilities include two revolving credit facilities with $100 in borrowing capacity expiring in November 2001 and an additional $250 in borrowing capacity expiring in November 2002, and $100 in notes which expire in September 2002. The Company also has a $150 accounts receivable securitization agreement, under which it had sold $75.0 in accounts receivable at March 31, 2001. The Company anticipates future operating cash flows, its available credit under existing facilities and its access to capital markets will be sufficient to meet future capital needs.

Balance Sheet
-------------
    The $28.9 decrease in accounts receivable from December 31, 2000 to March 31, 2001 reflects significantly improved collections in the first quarter of 2001 particularly from one large client and a $40.0 reduction in the amount of receivables sold under the Company securitization agreement. Excluding the effects of the securitization, days sales outstanding decreased by 12 days during the first quarter of 2001 to 67 days. The Company's investment in the Cellular Partnership decreased by $2.7 as a result of the Company's receipt of $4.5 in distributions from the partnership which exceeded equity earnings of $1.8. The Company's investment in marketable securities decreased $3.1 from December 31, 2000, primarily due to the decline in market value of the Company's equity investment in Kana Communications, Inc. This decline in market value did not affect net income as it was recorded directly to shareholders' equity as a component of other comprehensive income. Payables and other current liabilities decreased by $40.3 from December 31, 2000, largely as the result of the timing of payments including the payment of employee bonuses earned in 2000 in the first quarter of 2001, and a $5.7 decrease in advanced billings and customer deposits.

Foreign Currency and Interest Rate Risk
---------------------------------------

     The Company derived approximately 6% of its first quarter 2001 consolidated revenues outside of North America. The Company's activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. The Company's risk management program seeks to reduce the potentially adverse effects that the volatility of the markets may have on its operating results. The Company's risk management strategy includes the use of derivative instruments to reduce the effects on its operating results. The Company's risk management strategy includes the use of derivative instruments to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. In using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, the Company exposes itself to some counterparty credit risk. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the agreements and by diversifying the number of financial institutions with which it enters into such agreements.

Form 10-Q Part 1                                        Convergys Corporation


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

     The Company is exposed to market risk from its variable rate borrowings. At March 31, 2001, the Company had $242.2 in outstanding variable rate borrowings and had sold $75.0 in accounts receivable on a variable rate basis. The Company entered into an interest rate swap agreement to effectively fix the interest rate for $100 of variable rate borrowings. The swap agreement exposes the Company to credit risk in the event the counterparty could not perform under the agreement. The Company managed this risk by entering into the interest rate swap agreement with a highly rated financial institution. Based upon the Company's exposure to variable rate borrowings, a one percent point change in the weighted average interest rate would change the Company's annual interest expense by approximately $2.

Fluctuations in Quarterly Results
---------------------------------
     The Company has experienced, and in the future could experience, quarterly variations in revenues as a result of a variety of factors, many of which are outside of the control of the Company. These factors include: the timing of new contracts, the timing of increased expenses incurred in support of new business, the timing and frequency of client spending for system enhancement requests, the timing of contractual rate reductions triggered by subscriber growth or the passage of time and the seasonal pattern of the customer management segment of the Company.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits.

          The following is filed as an Exhibit to Part I of this Form 10-Q:

          Exhibit
          Number
          ------
           12               Computation of Ratio of Earnings to Fixed Charges


     (b)  Reports on Form 8-K

          The Company filed a Form 8-K, dated March 5, 2001, reporting that the Company entered into an agreement to issue approximately 17.6 million Convergys common shares and stock options to acquire all of the issued and outstanding capital stock and stock options of Geneva Technology Limited, of Cambridge, U.K.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Convergys Corporation

Date:  May 14, 2001                               /s/ Steven G. Rolls
                                                  --------------------------
                                                  Steven G. Rolls
                                                  Chief Financial Officer