Form 10-Q
period 2001-06-30
CONVERGYS CORP
filed 2001-08-14
CIK 1062047

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q


          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          -             SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

             __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________ .


                        Commission File Number 1-14379



                             CONVERGYS CORPORATION



               Incorporated under the laws of the State of Ohio

                201 East Fourth Street, Cincinnati, Ohio 45202

               I.R.S. Employer Identification Number 31-1598292
                     Telephone - Area Code (513) 723-7000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No___.
                                      --

At July 31, 2001, 170,995,644 Common Shares were outstanding.

                        PART I - FINANCIAL INFORMATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                (Amounts in Millions, Except Per Share Amounts)

                                                                   Three Months         Six Months
                                                                  Ended June 30,      Ended June 30,
                                                               ------------------  --------------------
                                                                 2001      2000      2001       2000
                                                               ------------------  --------------------
Revenues........................................               $ 571.2   $ 530.9   $1,162.7   $1,049.1
                                                               -------   -------   --------   --------

Costs and Expenses
  Cost of providing services and products sold..                 311.5     301.2      634.7      595.8
  Selling, general and administrative...........                  97.8      88.0      204.3      175.7
  Research and development costs................                  28.5      24.1       54.6       48.4
  Depreciation..................................                  31.0      27.2       63.0       52.5
  Amortization..................................                  13.2      12.6       26.4       25.1
  Acquisition and integration costs.............                  31.8         -       31.8          -
  Year 2000 programming costs...................                     -         -          -        0.3
                                                               -------   -------   --------   --------
     Total costs and expenses...................                 513.8     453.1    1,014.8      897.8
                                                               -------   -------   --------   --------

Operating Income................................                  57.4      77.8      147.9      151.3

Equity in Earnings of Cellular Partnership......                   2.8       5.4        4.6       11.3
Other Income (Expense), net.....................                   0.6       0.2        0.7        0.2
Interest Expense................................                  (5.3)     (8.8)     (12.5)     (16.9)
                                                               -------   -------   --------   --------

Income Before Income Taxes......................                  55.5      74.6      140.7      145.9
Income Taxes....................................                  28.2      28.7       61.3       56.5
                                                               -------   -------   --------   --------

Net Income......................................               $  27.3   $  45.9   $   79.4   $   89.4
                                                               =======   =======   ========   ========

Other Comprehensive Income, net of tax:
  Foreign currency translation adjustments......               $   2.2   $  (2.1)  $   (3.1)  $   (7.0)
  Unrealized gain on cash flow hedging..........                   2.3         -        1.5          -
  Unrealized gain (loss) on investments.........                   0.1     (13.3)      (4.2)     (31.7)
                                                               -------   -------   --------   --------
    Total other comprehensive income (loss).....                   4.6     (15.4)      (5.8)     (38.7)
                                                               -------   -------   --------

Comprehensive Income............................               $  31.9   $  30.5   $   73.6   $   50.7
                                                               =======   =======   ========   ========

Earnings Per Common Share.......................
    Basic.......................................               $  0.16   $  0.27   $   0.47   $   0.54
                                                               =======   =======   ========   ========
    Diluted.....................................               $  0.16   $  0.26   $   0.45   $   0.52
                                                               =======   =======   ========   ========

Average Common Shares Outstanding
    Basic.......................................                 169.8     167.1      169.6      167.1
    Diluted.....................................                 175.5     173.9      175.5      173.5


See Notes to Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in Millions)

                                                                                               June 30,       December 31,
                                                                                                 2001             2000
                                                                                             ------------     ------------
ASSETS
------
Current Assets
 Cash and cash equivalents..........................................................         $     30.5         $     49.3
 Receivables, less allowances of $12.4 and $11.9....................................              332.6              395.7
 Deferred income taxes..............................................................               31.6               28.1
 Prepaid expenses and other current assets..........................................               47.3               43.1
                                                                                             ----------         ----------
   Total current assets.............................................................              442.0              516.2

Property and equipment - net........................................................              368.8              397.6
Goodwill and other intangibles - net................................................              732.1              740.2
Investment in cellular partnership..................................................               62.7               66.0
Investments in marketable securities................................................                4.6                7.5
Deferred charges and other assets...................................................              100.0               76.6
                                                                                             ----------         ----------

   Total Assets.....................................................................         $  1,710.2         $  1,804.1
                                                                                             ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
 Debt maturing in one year..........................................................         $      1.2         $      0.6
 Payables and other current liabilities.............................................              294.0              370.8
                                                                                             ----------         ----------
   Total current liabilities........................................................              295.2              371.4

Long-term debt......................................................................              169.8              291.4
Other long-term liabilities.........................................................               17.9               17.3
                                                                                             ----------         ----------

   Total liabilities................................................................              482.9              680.1
                                                                                             ----------         ----------

Shareholders' Equity
 Preferred shares - without par value, 5.0 authorized...............................                  -                  -
 Common shares - without par value, 500.0 authorized;
  171.0 and 169.7 issued and outstanding............................................              206.0              206.0
 Additional paid-in capital.........................................................              577.4              548.9
 Retained earnings..................................................................              458.8              379.4
 Accumulated other comprehensive income.............................................              (14.3)              (8.5)
 Treasury shares - 0.2 and 0.4, at cost.............................................               (0.6)              (1.8)
                                                                                             ----------         ----------
   Total shareholders' equity.......................................................            1,227.3            1,124.0
                                                                                             ----------         ----------

   Total Liabilities and Shareholders' Equity.......................................         $  1,710.2         $  1,804.1
                                                                                             ==========         ==========

See Notes to Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Millions)

                                                                                                        Six Months
                                                                                                      Ended June 30,
                                                                                                      --------------
                                                                                                     2001        2000
                                                                                                     ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net income.........................................................................               $   79.4   $   89.4
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..................................................                   89.4       77.6
     Acquisition and integration costs..............................................                   31.8          -
     Deferred income tax benefit....................................................                   (5.4)      (8.3)
     Cellular partnership distributions in excess of (less than) earnings...........                    3.3       (2.3)
     Income tax benefit from stock option exercises.................................                    5.6        8.1
     Proceeds from (repayments of) receivables securitization, net..................                  (30.0)      47.0
 Changes in assets and liabilities, net of effects from acquisitions:
     Decrease (increase) in receivables.............................................                   93.1      (30.4)
     Increase in other current assets...............................................                   (4.2)     (15.0)
     (Increase) decrease in deferred charges and other assets.......................                  (21.5)       0.5
     Decrease in payables and other current liabilities.............................                  (94.3)     (53.6)
     Other, net.....................................................................                    2.4        3.3
                                                                                                   --------   --------

     Net cash provided by operating activities......................................                  149.6      116.3
                                                                                                   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
 Capital expenditures...............................................................                  (38.8)     (82.9)
 Acquisitions, net of cash acquired.................................................                  (32.7)     (17.3)
                                                                                                   --------   --------

  Net cash used in investing activities.............................................                  (71.5)   ( 100.2)
                                                                                                   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
 Payments of debt, net..............................................................                 (121.0)     (37.4)
 Purchase of treasury shares........................................................                      -      (14.4)
 Issuance of treasury shares, net...................................................                    8.0       17.8
 Issuance of common shares..........................................................                   16.1       18.9
                                                                                                   --------   --------

  Net cash provided by financing activities.........................................                  (96.9)     (15.1)
                                                                                                   --------   --------

 Net increase (decrease) in cash and cash equivalents...............................                  (18.8)       1.0
 Cash and cash equivalents at beginning of period...................................                   49.3       45.4
                                                                                                   --------   --------
 Cash and cash equivalents at end of period.........................................               $   30.5   $   46.4
                                                                                                   ========   ========

See Notes to Financial Statements.

                         NOTES TO FINANCIAL STATEMENTS
                (Amounts in Millions Except Per Share Amounts)


1)   BACKGROUND AND BASIS OF PRESENTATION

          Convergys Corporation (the Company) serves its clients through its two operating segments: (i) the Information Management segment, which provides outsourced billing and information services and software; and (ii) the Customer Management segment, which provides outsourced Internet and call center-based customer support services. The Information Management segment includes the operations of the Information Management Group and the acquired operations of Geneva Technology Limited (Geneva). The Company also has a 45% limited partnership interest in a cellular communications services provider in southwestern and central Ohio and northern Kentucky (the Cellular Partnership).

          These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. The December 31, 2000 condensed balance sheet has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K. Prior periods have been restated as a result of the pooling-of-interests transaction described in Note 2. Certain prior period amounts have also been reclassified to conform to current period presentation.

(2)  ACQUISITIONS

          On April 6, 2001, Convergys acquired 100% of the outstanding shares of Geneva, based in Cambridge, UK, for approximately 14.9 million shares of Convergys common stock. Approximately 2.7 million Convergys stock options were also issued to replace outstanding Geneva stock options. Geneva is a provider of convergent billing software for the communications, e-commerce, utilities and on-line services industries. The transaction qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests. Accordingly, all amounts presented have been adjusted to reflect the combined results of the companies as if the acquisition had occurred as of the earliest period presented. Separate and combined results for certain interim periods are as follows:

                                                            Three Months                    Six Months
                                                           Ended March 31,                Ended June 30,
                                                           ---------------                --------------
                                                         2001            2000                       2000
                                                         ----            ----                       ----
          Revenues:
               Convergys                               $577.8          $513.6                   $1,035.5
               Geneva                                    13.7             4.6                       13.6
                                                       ------          ------                   --------

               Combined                                $591.5          $518.2                   $1,049.1
                                                       ======          ======                   ========
          Net Income:
               Convergys                               $ 53.5          $ 44.4                   $   90.0
               Geneva                                    (1.4)           (0.9)                      (0.6)
                                                       ------          ------                   --------

               Combined                                $ 52.1          $ 43.5                   $   89.4
                                                       ======          ======                   ========
          Combined Earnings Per Share:
               Basic                                   $ 0.31          $ 0.26                   $   0.54
               Diluted                                 $ 0.30          $ 0.25                   $   0.52

                         NOTES TO FINANCIAL STATEMENTS
                (Amounts in Millions Except Per Share Amounts)


       In connection with the acquisition of Geneva, the Company recorded one-time costs of $31.8 in the second quarter of 2001 to expense transaction costs and certain costs to integrate the combined businesses. Transaction costs totaled $20.6, of which all but $5.0 had been paid at June 30, 2001. The integration costs totaled $11.2, which includes $1.0 for lease terminations and other costs associated with the consolidation of facilities, $6.2 for severance associated with the consolidation of facilities and certain functions, $3.0 for the expensing of software that will not be deployed by the combined businesses and $1.0 for other integration costs. Of the integration costs, $1.9 million had been paid at June 30, 2001, with the remaining amounts expected to be paid as plan activities are carried out through the second quarter of 2002. The after-tax impact of the charge was $26.3 million.

       On February 12, 2001, the Company paid approximately $16 to acquire the customer support business of Keane, Inc. The acquisition was accounted for under the purchase method of accounting with the resulting goodwill to be amortized over a twenty-five year life.

       On June 5, 2000, the Company paid approximately $11 to acquire the assets of MaxWorldwide LLC, a provider of loyalty programs for Fortune 500 corporations. The acquisition was accounted for under the purchase method of accounting with the resulting goodwill to be amortized over a twenty-five year life.


(3)  SIGNIFICANT CUSTOMER

       Both of the Company's segments derive significant revenues from AT&T. Revenues from AT&T were 37.6% and 41.7% of the Company's consolidated revenues for the six-month periods ended June 30, 2001 and June 30, 2000, respectively. Related accounts receivable from AT&T totaled $97.6 and $148.8 at June 30, 2001 and December 31, 2000, respectively. The relationship with AT&T includes the Company's use of AT&T communications services, which is particularly significant to the CMG segment. Spending for these services with AT&T was $41.0 and $48.2 for the six-month periods ended June 30, 2001 and June 30, 2000, respectively.


(4)  CONTINGENCIES

       The Company is from time to time subject to routine complaints incidental to the business. The Company believes that the results of any complaints and proceedings will not have a material adverse effect on the Company's financial condition.


(5)  RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 2001, Statement of Financial Accounting Standard (SFAS) 141, "Business Combinations," was issued. Under SFAS 141, the purchase method of accounting will be used for all mergers and acquisitions initiated after June 30, 2001.

       Also in June 2001, SFAS 142, "Goodwill and Other Intangible Assets," was issued. SFAS 142 will require that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment. The Company will adopt SFAS 142, as required, in January 2002 for acquisitions made prior to June 30, 2001. Goodwill from any acquisitions made after June 30, 2001 will not be amortized. Based on the amount of goodwill outstanding at June 30, 2001, the adoption of SFAS 142 would result in an approximately $36 reduction in annual operating expenses and an increase in annual net income of approximately $29.

                         NOTES TO FINANCIAL STATEMENTS
                (Amounts in Millions Except Per Share Amounts)



(6)  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     Industry Segment Information
     ----------------------------

       The Company operates in two industry segments, which are identified by service offerings. The Information Management segment is principally engaged in providing information systems and billing services and software to all segments of the communications industry, including wireless, wireline, cable, broadband services and Internet services. The Customer Management segment provides a full range of outsourced marketing and customer management services.

       The Company does not allocate activities below the operating income level to its reported segments. Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. The Company's business segment information is as follows:

                                                                   Three Months           Six Months
                                                                  Ended June 30,         Ended June 30,
                                                               --------------------   --------------------
     Millions of Dollars                                         2001        2000       2001        2000
     -------------------                                       --------    --------   --------    --------
     Revenues
       Information Management..........................        $  232.3    $  197.4   $  454.9    $  381.8
       Customer Management.............................           341.8       337.7      714.0       677.7
       Less:  intersegment.............................            (2.9)       (4.2)      (6.2)      (10.4)
                                                               --------    --------   --------    --------
                                                               $  571.2    $  530.9   $1,162.7    $1,049.1
                                                               ========    ========   ========    ========
     Depreciation and Amortization
       Information Management..........................        $   14.0    $   14.5   $   28.0    $   28.5
       Customer Management.............................            28.6        24.3       58.1        47.8
       Corporate.......................................             1.6         1.0        3.3         1.3
                                                               --------    --------   --------    --------
                                                               $   44.2    $   39.8   $   89.4    $   77.6
                                                               ========    ========   ========    ========

     Special Item - Acquisition and Integration Costs
       Information Management..........................        $     --    $     --   $     --    $     --
       Customer Management.............................              --          --         --          --
       Corporate.......................................            31.8          --       31.8          --
                                                               --------    --------   --------    --------
                                                               $   31.8    $     --   $   31.8    $     --
                                                               ========    ========   ========    ========

     Operating Income
       Information Management..........................        $   46.6    $   38.4   $   91.3    $   73.1
       Customer Management.............................            43.8        41.3       91.2        82.0
       Corporate.......................................           (33.0)       (1.9)     (34.6)       (3.8)
                                                               --------    --------   --------    --------
                                                               $   57.4    $   77.8   $  147.9    $  151.3
                                                               ========    ========   ========    ========

     Capital Expenditures (excluding acquisitions)
       Information Management..........................        $    9.7    $    7.2   $   16.6    $   19.7
       Customer Management.............................            16.0        31.9       18.5        58.5
       Corporate.......................................             2.0         2.1        3.7         4.7
                                                               --------    --------   --------    --------
                                                               $   27.7    $   41.2   $   38.8    $   82.9
                                                               ========    ========   ========    ========

                         NOTES TO FINANCIAL STATEMENTS
                (Amounts in Millions Except Per Share Amounts)


(7)  EARNINGS PER SHARE

         The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:



         Three Months Ended                                           Per Share
         June 30,                                  Income     Shares    Amount
         ------------------                        ------    --------  --------

         2001
         Basic EPS                                 $ 27.3       169.8  $   0.16
         Effect of dilutive securities:
         Stock-based compensation arrangements         --         5.7        --
                                                   ------    --------  --------
         Diluted EPS                               $ 27.3       175.5  $   0.16
                                                   ======    ========  ========

         2000
         Basic EPS                                 $ 45.9       167.1  $   0.27
         Effect of dilutive securities:
         Stock-based compensation arrangements         --         6.8     (0.01)
                                                   ------    --------  --------
         Diluted EPS                               $ 45.9       173.9  $   0.26
                                                   ======    ========  ========


         Six Months Ended
         June 30,
         ----------------
         2001
         Basic EPS                                 $ 79.4       169.6  $   0.47
         Effect of dilutive securities:
         Stock-based compensation arrangements         --         5.9     (0.02)
                                                   ------    --------  --------
         Diluted EPS                               $ 79.4       175.5  $   0.45
                                                   ======    ========  ========


         2000
         Basic EPS                                 $ 89.4       167.1  $   0.54
         Effect of dilutive securities:
         Stock-based compensation arrangements         --         6.4     (0.02)
                                                   ------    --------  --------
         Diluted EPS                               $ 89.4       173.5  $   0.52
                                                   ======    ========  ========

         The diluted EPS calculation for the three and six months ended June 30, 2001 excludes the potential dilutive effect of approximately 4.4 million outstanding stock options because they are currently anti-dilutive.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Amounts in Millions Except Per Share Amounts)



BACKGROUND

   Convergys Corporation (the Company) is a leading provider of outsourced information and customer management services. The Company focuses on developing long-term strategic relationships with clients in customer-intensive industries including telecommunications, cable, broadband, satellite broadcasting, Internet services, technology and financial services. The Company serves its clients through its two operating segments: (i) the Information Management segment, which provides outsourced billing and information services and software; and
(ii) the Customer Management segment (CMG), which provides outsourced marketing and customer support services. For certain clients, the Company's two operating segments jointly provide a full range of billing and customer management services.

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

RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data. Detailed comparisons of revenue and expenses are presented in the discussions of the operating segments, which follow the consolidated results discussion. Results for interim periods may not be indicative of the results for the full years. All prior year period amounts have been restated to reflect the Geneva pooling-of-interests transaction.

Consolidated Overview
---------------------
Three Months Ended June 30, 2001 versus Three Months Ended June 30, 2000

   The Company's revenues for the second quarter of 2001 totaled $571.2, an 8% increase from the second quarter of 2000. This higher revenue reflects increases experienced primarily by the Company's Information Management segment. The Company's operating expenses for the second quarter of 2001 totaled $482.0 excluding special items, a 6% increase from the second quarter of 2000, reflecting greater business volume, increased spending on sales and marketing, research and development activities and higher depreciation expense. The increases in sales and marketing expenses and research and development spending reflect the Company's strategy to accelerate growth. The increase in depreciation results from data center upgrades and new customer contact facilities. The Company's operating income excluding special items was $89.2 in the second quarter of 2001, a 15% increase from the second quarter of 2000.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Amounts in Millions Except Per Share Amounts)


   The Company's equity in earnings of the Cellular Partnership for the second quarter was $2.8, a 48% decrease as compared to the same period in 2000, reflecting lower subscriber revenues and higher operating costs experienced by the partnership. Interest expense decreased 40% in the second quarter of 2001 from the second quarter of 2000, as a result of lower borrowings and decreased interest rates. Net income excluding special items was $53.6, or $0.31 per diluted share, a 17% increase from $45.9, or $0.26 per diluted share, in the second quarter of 2000.

   The Company incurred special items resulting from the Geneva acquisition totaling $31.8, consisting of $20.6 in transaction costs and $11.2 in integration costs. Including the special items, the Company reported second quarter 2001 operating income of $57.4, net income of $27.3 and diluted earnings per share of $0.16.

Six Months Ended June 30, 2001 versus Six Months Ended June 30, 2000

   The Company's revenues for the first six months of 2001 totaled $1,162.7, an 11% increase from the first six months of 2000. The Company's operating expenses for the first six months of 2001 totaled $983.0, a 9% increase over the first six months of 2000, excluding special items in 2001. The Company's operating income was $179.7 in the first six months of 2001, a 19% increase from the first six months of 2000, excluding special items.

   The Company's equity in earnings from the Cellular Partnership in the first six months of 2001 was $4.6, a 59% decrease from the first six months of 2000. Interest expense decreased 26% in the first six months of 2001 from the first six months of 2000 as a result of lower borrowings and lower interest rates. Net income for the first six months of 2001 was $105.7, or $0.60 per diluted share, an 18% increase compared to $89.4 or $0.52 per diluted share, for the first six months of 2000, excluding special items in 2001.

   As noted above, the Company recorded $31.8 in special items related to the Geneva acquisition in the second quarter of 2001. Including the special items, the Company reported operating income of $147.9, net income of $79.4 and diluted earnings per share of $0.45 for the first six months of 2001.


INFORMATION MANAGEMENT

                                                                    Three Months                           Six Months
($ Millions)                                                       Ended June 30,                         Ended June 30,
                                                         -----------------------------------     ----------------------------------
                                                          2001        2000       Change    %      2001        2000     Change     %
                                                         ------      ------      -----------     ------      ------    ------------
Revenues:
  Data processing....................................    $129.9      $116.3      $13.6    12     $256.3      $229.2    $27.1     12
  Professional and consulting........................      51.1        34.1       17.0    50       92.3        68.0     24.3     36
  License and other..................................      16.4        12.3        4.1    33       31.6        26.2      5.4     21
  International......................................      32.0        30.5        1.5     5       68.5        48.0     20.5     43
                                                         ------      ------      -----           ------      ------    -----
   External revenues.................................     229.4       193.2       36.2    19      448.7       371.4     77.3     21
  Intercompany services..............................       2.9         4.2       (1.3)  (31)       6.2        10.4     (4.2)   (40)
                                                         ------      ------      -----           ------      ------
   Total revenues....................................     232.3       197.4       34.9    18      454.9       381.8     73.1     19

Costs of products and services.......................     112.8       100.0       12.8    13      220.0       194.4     25.6     13
Selling, general and administrative expenses.........      33.9        24.1        9.8    41       67.6        45.1     22.5     50
Research and development costs.......................      25.0        20.4        4.6    23       48.0        40.4      7.6     19
Depreciation.........................................       9.5         9.8       (0.3)   (3)      19.0        19.2     (0.2)    (1)
Amortization.........................................       4.5         4.7       (0.2)   (4)       9.0         9.3     (0.3)    (3)
Year 2000 programming costs..........................         -           -          -     -          -         0.3     (0.3)     -
                                                         ------      ------      -----           ------      ------    -----
   Total costs.......................................     185.7       159.0       26.7    17      363.6       308.7     54.9     18
                                                         ------      ------      ------          ------      ------    ------
Operating income.....................................    $ 46.6      $ 38.4      $ 8.2    21     $ 91.3      $ 73.1    $18.2     25

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Amounts in Millions Except Per Share Amounts)



Three Months Ended June 30, 2001 versus Three Months Ended June 30, 2000

   Excluding intercompany activity, revenues for the Company's Information Management segment were $229.4 for the second quarter of 2001, a 19% increase from the second quarter of 2000. Data processing revenues increased 12% in the second quarter of 2001 over the second quarter of 2000, primarily as a result of a 32% increase in subscribers in the Information Management segment's wireless client base. The data processing revenue growth rate was partially offset by slower growth in wireline data processing revenues and by wireless clients' contractual rate reductions. Professional and consulting revenues increased 50% from the second quarter of 2000 due to increased enhancement requests from two large wireless clients. License and other revenues increased 33% to $16.4 in the second quarter of 2001, reflecting growth in revenues from cable and broadband clients. International revenues for the segment increased 5% to $32.0, primarily the result of increased sales of Geneva which were partially offset by the completion of the implementation of Atlys, the Company's wireless billing and customer care solution, for Telesp Celular early in the second quarter of 2001.

   The Information Management segment's costs and expenses were $185.7 in the second quarter of 2001, a 17% increase over the second quarter of 2000. Direct costs of products and services increased as a result of increased business volume. Selling, general and administrative expenses increased reflecting the Company's intensified focus on sales and marketing efforts. Research and development costs increased as a result of increased spending on Atlys and Geneva.


Six Months Ended June 30, 2001 versus Six Months Ended June 30, 2000

   Excluding intercompany revenues, segment revenues were $448.7 for the first six months of 2001, a 21% increase from the first six months of 2000. Data processing revenues increased 12% to $256.3 in the first six months of 2001 from the first six months of 2000, primarily as a result of 33% wireless clients' subscriber growth in its wireless client subscribers. The data processing revenue growth rate was partially offset by slower growth in wireline data processing revenues and by wireless clients' contractual rate reductions. Professional and consulting revenues increased 36% to $92.3 in the first six months of 2001 over the first six months of 2000. This increase was primarily attributable to increased enhancement requests from wireless clients. License and other revenues increased $5.4 in the first six months of 2001 as compared to the first six months of 2000, reflecting growth in the Company's cable and broadband operations. The segment's international revenues increased $20.5 in the first six months of 2001, primarily the result of increased sales of Geneva and revenues from the completion of the Telesp Celular implementation in the second quarter of 2001.

   The Information Management segment's costs and expenses were $220.0 in the first six months of 2001, a 13% increase over the first six months of 2000. The increase in costs and expenses for the first six months of 2001 was the result of higher direct costs associated with the revenue increase, increased focus on sales and marketing efforts and increased research and development efforts.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Amounts in Millions Except Per Share Amounts)


CUSTOMER MANAGEMENT

                                                 Three Months                     Six Months
                                                Ended June 30,                   Ended June 30,
                                       ------------------------------   ----------------------------------
($ Millions)                             2001    2000  Change     %       2001     2000   Change       %
                                       ------  ------  --------------   ------   ------   ----------------
Revenues:
  Communications.....................  $215.2  $231.3   $(16.1)   (7)   $442.0   $454.3   $(12.3)     (3)
  Technology.........................    57.1    40.7     16.4    40     122.5     83.0     39.5      48
  Financial services.................    18.7    22.0     (3.3)  (15)     40.1     47.3     (7.2)    (15)
  Other..............................    50.8    43.7      7.1    16     109.4     93.1     16.3      18
                                       ------  ------   ------          ------   ------   ------
     Total revenues..................   341.8   337.7      4.1     1     714.0    677.7     36.3       5

Costs of products and services.......   201.6   205.4     (3.8)   (2)    420.9    411.8      9.1       2
Selling, general and administrative
  expenses...........................    64.2    63.0      1.2     2     137.2    128.1      9.1       7
Research and development costs.......     3.6     3.7     (0.1)   (3)      6.6      8.0     (1.4)    (18)
Depreciation.........................    20.0    16.4      3.6    22      40.7     32.0      8.7      27
Amortization.........................     8.6     7.9      0.7     9      17.4     15.8      1.6      10
                                       ------  ------   ------          ------   ------   ------
     Total costs.....................   298.0   296.4      1.6     1     622.8    595.7     27.1       5
                                       ------  ------   ------          ------   ------   ------

Operating income.....................  $ 43.8  $ 41.3   $  2.5     6    $ 91.2   $ 82.0   $  9.2      11

Three Months Ended June 30, 2001 versus Three Months Ended June 30, 2000

  Revenues for CMG were $341.8 in the second quarter of 2001, a 1% increase from the second quarter of 2000, reflecting the impact of the weakened U.S. economy
on the growth in demand for outsourced customer management services.   Revenues
from communications clients were $215.2, a 7% decrease from the second quarter of 2000, the result of reduced spending by AT&T and other communications clients on outsourced customer support. Revenues from technology clients increased 40%, primarily due to increased services provided to Microsoft and Hewlett Packard and contributions from acquisitions made in the second half of 2000 and in the first quarter of 2001. Revenues from financial services clients decreased 15% as a result of reduced marketing activity in this sector caused by conditions in the U.S. economy. Other revenues were $50.8, a 16% increase from the second quarter of 2000 primarily due to increased services provided to Federal Express and Wal-Mart and an 18% increase in outsourced employee benefit services in CMG's Employee Care division. CMG's revenue growth in the second quarter was negatively impacted by the U.S. economic slowdown, in general, and its impact on communications services providers in particular. These negative factors are expected to continue to slow CMG's growth through the end of 2001. A return to the higher growth rate experienced by CMG prior to 2001 will require, among other things, a rebound in the U.S. economy.

  CMG's costs and expenses were $298.0 in the second quarter of 2001, a 1% increase from the second quarter of 2000. Depreciation expense increased by $3.6 as a result of new contact centers opened in 2000 to support the anticipated increase in business volume. CMG's operating margin increased to 12.8%, up from 12.2% in the second quarter of 2000, reflecting the positive impact of higher revenues and continuous improvement initiatives on operating margin.

  The slower than expected revenue growth in CMG's business has resulted in excess capacity in CMG's contact centers. As a result, management has begun to develop a plan to rationalize CMG's facilities. Management expects to finalize the plan during the third quarter of 2001 and to record a pre-tax charge in the range of $35 to $45 resulting from the plan in the quarter.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Amounts in Millions Except Per Share Amounts)



Six Months Ended June 30, 2001 versus Six Months Ended June 30, 2000

  CMG's revenues were $714.0 in the first six months of 2001, a 5% increase from the first six months of 2000. Revenues from communications clients were $442.0, a 3% decrease from the first six months of 2000. This decrease is the result of slowing spending by AT&T and other communications clients on outsourced customer support as a result of the slowdown in the U.S. economy. Technology service revenues increased 48%, primarily due to increased services provided to Microsoft and Hewlett Packard and contributions from acquisitions. Revenues from financial services clients decreased 15% as a result of reduced marketing activity in this sector caused by the general slowdown in the U.S. economy. Other revenues increased 18% from the first six months of 2000 primarily due to increased services provided to Federal Express and Wal-Mart and a 14% increase in outsourced employee benefit revenues from CMG's Employee Care division.

  CMG's costs and expenses were $622.8 in the first six months of 2001, a 5% increase from the first six months of 2000. Increases in direct costs of products and services and selling, general and administrative expenses were the result of increased business volume. Depreciation expense increased by $8.7 as a result of new contact centers opened in 2000 to support the increased business volume. Amortization expense increased $1.6, primarily due the acquisitions of MaxWorldwide LLC and Taima in 2000 and the acquisition of the contact center business of Keane, Inc. in the first quarter of 2001. These increases were partially offset by an 18% decrease in research and development spending as certain projects were completed.


CLIENT CONCENTRATION

  The Company's three largest clients accounted for 53% and 55% of its revenues in the first six months of 2001 and 2000, respectively. The risk posed by this revenue concentration is reduced by the long-term contracts the Company has with its largest clients. AT&T, the Company's largest client at 38% of revenues in the first six months of 2001, is principally served under long-term information and customer management contracts that expire in 2006. Volumes under some contracts are subject to variation based, among other things, on AT&T's spending on outsourced customer support. In January 2001, the Company announced that IMG's contract with Sprint PCS, the Company's second largest client, was extended through December 31, 2004. IMG's extended contract with Sprint PCS provides for rate reductions, which will impact the Company's data processing revenue growth beginning in the first quarter of 2002. DirecTV, the Company's third largest client in the first six months of 2001, is served by CMG under a contract that expires at the end of 2002.

  In December 2000, the Company signed an agreement under which IMG will continue to provide wireless billing services to ALLTEL through at least 2003. Previously, in September 1999, the Company amended its wireless billing contract with ALLTEL. Under the September 1999 amendment, ALLTEL could begin migrating its wireless subscribers from IMG's systems beginning in 2000. The companies had announced that the subscriber migration would be completed by the end of 2001. The September 1999 amended agreement called for ALLTEL to make payments totaling $55 to the Company, of which $50 had been received as of June 30, 2001. The Company recorded the payments upon receipt as deferred revenue to be recognized as the related services are provided to ALLTEL.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Amounts in Millions Except Per Share Amounts)



FINANCIAL CONDITION

Liquidity and Capital Resources
--------------------------------

  The Company generated $143.7 and $116.3 in cash flows from operating activities during the first six months of 2001 and 2000, respectively. The Company's cash flows from operating activities for the first six months of 2001 reflect a $30.0 reduction in borrowings under its accounts receivable securitization program, while the first six months of 2000 reflected a $47.0 increase in these borrowings. Capital expenditures were $38.8 and $82.9 for the first six months of 2001 and 2000, respectively. The decrease in capital expenditures has resulted from CMG's curtailment of the expansion of its contact facilities during the first half of 2001 in reaction to the flattening of its volumes.

  Operating cash flows have historically been more than sufficient to fund the Company's cash needs, other than for very large acquisitions. Acquisitions have historically been financed with a combination of borrowings and operating cash flows. At June 30, 2001, the Company had $171.0 of borrowings outstanding. The Company's borrowing facilities include two revolving credit facilities with $100 in borrowing capacity expiring in November 2001 and an additional $250 in borrowing capacity expiring in November 2002, and $100 in notes which expire in September 2002. The Company also has a $150 accounts receivable securitization agreement, under which is had sold $85.0 in accounts receivable at June 30, 2001. The Company anticipates that future operating cash flows, its available credit under existing facilities and its access to capital markets will be sufficient to meet future capital needs.

Balance Sheet
--------------

  The $63.1 decrease in accounts receivable from December 31, 2000 to June 30, 2001 resulted from significantly improved collections in the first half of 2001, partially offset by a $30 reduction in the balance of receivables sold under the Company's accounts receivable securitization program. Excluding the effects of the securitization, days sales outstanding decreased by 12 days during the first
half of 2001 to 67 days.   The Company's investment in the Cellular Partnership
decreased by $3.3 as a result of the Company's receipt of $7.9 in distributions from the partnership, which exceeded equity earnings of $4.6. The Company's investment in marketable securities decreased $2.9 from December 31, 2000, primarily due to the decline in market value of the Company's equity investment in Kana Communications, Inc. This decline in market value did not affect net income as it was recorded directly to shareholders' equity as a component of other comprehensive income. Payables and other current liabilities decreased by $94.3 from December 31, 2000, largely as the result of the timing of payments including the payment of employee bonuses earned in 2000 in the first half of 2001, and a decrease in advanced billings and customer deposits.

Foreign Currency and Interest Rate Risk
---------------------------------------

  The Company derived approximately 8% of its first half of 2001 consolidated revenues outside of North America. The Company's activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. The Company's risk management program seeks to reduce the potentially adverse effects that the volatility of the markets may have on its operating results. The Company's risk management strategy includes the use of derivative instruments to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. In using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, the Company exposes itself to some counterparty credit risk. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the agreements and by diversifying the number of financial institutions with which it enters into such agreements.

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

  The Company is exposed to market risk from its variable rate borrowings. At June 30, 2001, the Company had $168.1 in outstanding variable rate borrowings and had sold $85.0 in accounts receivable on a variable rate basis. The Company entered into an interest rate swap agreement to effectively fix the interest rate for $100 of variable rate borrowings. The swap agreement exposes the Company to credit risk in the event the counterparty could not perform under the agreement. The Company managed this risk by entering into the interest rate swap agreement with a highly rated financial institution. Based upon the Company's exposure to variable rate borrowings, a one percent point change in the weighted average interest rate would change the Company's annual interest expense by approximately $2.

Fluctuations in Quarterly Results
----------------------------------

  The Company has experienced, and in the future could experience, quarterly variations in revenues as a result of a variety of factors, many of which are outside of the control of the Company. These factors include: the timing of new contracts, the timing of increased expenses incurred in support of new business, the timing and frequency of client spending for system enhancement requests, the timing of contractual rate reductions triggered by subscriber growth or the passage of time and the seasonal pattern of the CMG business.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

  There were no matters submitted to a vote of security holders in the first quarter of 2001. The Company's annual meeting of shareholders was held on April 24, 2001. At the meeting, Company shareholders voted to elect Gary C. Butler, Roger L. Howe and Philip A. Odeen as directors of the Company with terms expiring at the 2004 annual meeting of shareholders.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

  (a)  Exhibits.

       The following is filed as an Exhibit to Part I of this Form 10-Q:

       Exhibit
       Number
       ------

         12      Computation of Ratio of Earnings to Fixed Charges

  (b)  Reports on Form 8-K

       The Company filed a Form 8-K, dated April 10, 2001, reporting the consummation of the acquisition of all of the issued and outstanding capital stock of Geneva Technology Limited, of Cambridge, U.K. on April 6, 2001.

       The Company filed a Form 8-K on April 20, 2001 to disclose the appointment of Ernst & Young LLP to replace PricewaterhouseCoopers LLP as independent accountants for 2001. The Form 8-K disclosed that PricewaterhouseCoopers Management Consulting Group in the United Kingdom had an existing relationship with Geneva Technology Limited prior to its acquisition by the Company. Upon consummation of the Geneva acquisition, this relationship caused PricewaterhouseCoopers to no longer be independent of the combined entity.

       On June 20, 2001, the Company filed a Form 8-K including supplemental audited financial statements for the years ended December 31, 2000, 1999 and 1998, restated to include the operations of Geneva Technology Limited for all periods.

                                   SIGNATURE
                                   ---------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Convergys Corporation



Date:  August 14, 2001                         /s/ Steven G. Rolls
                                               -----------------------------
                                               Steven G. Rolls
                                               Chief Financial Officer