Form 10-Q
period 2001-09-30
CONVERGYS CORP
filed 2001-11-13
CIK 1062047

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           --
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                      OR

             __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ____.


                        Commission File Number 1-14379



                             CONVERGYS CORPORATION



               Incorporated under the laws of the State of Ohio

                201 East Fourth Street, Cincinnati, Ohio 45202

               I.R.S. Employer Identification Number 31-1598292
                     Telephone - Area Code (513) 723-7000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No __.
                                       -


       At October 31, 2001, 172,072,704 Common Shares were outstanding.

Form 10-Q Part 1                                           Convergys Corporation


                        PART I - FINANCIAL INFORMATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                (Amounts in Millions, Except Per Share Amounts)

                                                           Three Months             Nine Months
                                                        Ended September 30,     Ended September 30,
                                                        --------------------    --------------------
                                                           2001      2000         2001        2000
                                                        --------------------    --------------------
Revenues ............................................   $   567.2  $   553.5    $ 1,729.9  $ 1,602.6
                                                        ---------  ---------    ---------  ---------

Costs and Expenses
    Cost of providing services and products sold.....       309.2      313.3        940.1      909.1
    Selling, general and administrative .............        91.7       94.1        300.0      270.1
    Research and development costs ..................        32.4       25.3         86.8       73.7
    Depreciation ....................................        30.5       28.5         94.5       81.0
    Amortization ....................................        12.8       12.6         38.2       37.7
    Restructuring and impairment charges ............        58.0          -         58.0          -
    Acquisition and integration costs ...............           -          -         31.8          -
                                                        ---------  ---------    ---------  ---------
         Total costs and expenses ...................       534.6      473.8      1,549.4    1,371.6
                                                        ---------  ---------    ---------  ---------

Operating Income ....................................        32.6       79.7        180.5      231.0

Equity in Earnings of Cellular Partnership ..........         1.3        6.0          5.9       17.3
Other Income (Expense), net .........................        (7.6)       1.2         (6.9)       1.4
Interest Expense ....................................        (4.0)      (8.2)       (16.5)     (25.1)
                                                        ---------  ---------    ---------  ---------

Income Before Income Taxes ..........................        22.3       78.7        163.0      224.6
Income Taxes ........................................        19.3       31.1         80.6       87.6
                                                        ---------  ---------    ---------  ---------

Net Income ..........................................   $     3.0  $    47.6    $    82.4  $   137.0
                                                        =========  =========    =========  =========

Other Comprehensive Income, net of tax:
  Foreign currency translation adjustments ..........   $    (0.3) $    (0.9)   $    (4.5) $    (7.9)
  Unrealized loss on cash flow hedging ..............        (2.5)      (1.2)        (1.0)      (1.2)
  Change in unrealized gain (loss) on investments....         1.4      (12.9)        (1.7)     (44.5)
                                                        ---------  ---------    ---------  ---------
     Total other comprehensive loss .................        (1.4)     (15.0)        (7.2)     (53.6)
                                                        ---------  ---------    ---------  ---------

Comprehensive Income ................................   $     1.6  $    32.6    $    75.2  $    83.4
                                                        =========  =========    =========  =========

Earnings Per Common Share
    Basic ...........................................   $    0.02  $    0.28    $    0.49  $    0.82
                                                        =========  =========    =========  =========
    Diluted .........................................   $    0.02  $    0.27    $    0.47  $    0.79
                                                        =========  =========    =========  =========

Average Common Shares Outstanding
    Basic ...........................................       169.9      167.9        169.7      167.4
    Diluted .........................................       174.2      174.8        175.1      173.9

See Notes to Financial Statements.

Form 10-Q Part 1                                           Convergys Corporation


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Amounts in Millions)

                                                                               September 30,     December 31,
                                                                                  2001              2000
                                                                             ---------------    -------------
ASSETS
------
Current Assets
   Cash and cash equivalents..........................................         $       36.9      $       49.3
   Receivables, less allowances of $14.3 and $11.9....................                391.3             395.7
   Deferred income taxes..............................................                 30.9              28.1
   Prepaid expenses and other current assets..........................                 53.1              43.1
                                                                               ------------      ------------
     Total current assets.............................................                512.2             516.2

Property and equipment - net..........................................                338.1             397.6
Goodwill and other intangibles - net..................................                715.5             740.2
Investment in Cellular Partnership....................................                 41.8              66.0
Deferred charges and other assets.....................................                115.9              84.1
                                                                               ------------      ------------

     Total Assets.....................................................         $    1,723.5      $    1,804.1
                                                                               ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Debt maturing in one year..........................................         $        1.8      $        0.6
   Payables and other current liabilities.............................                351.2             370.8
                                                                               ------------      ------------
     Total current liabilities........................................                353.0             371.4

Long-term debt........................................................                184.5             291.4
Other long-term liabilities...........................................                 19.0              17.3
                                                                               ------------      ------------

     Total liabilities................................................                556.5             680.1
                                                                               ------------      ------------

Shareholders' Equity
   Preferred shares - without par value, 5.0 authorized...............                    -                 -
   Common shares - without par value, 500.0 authorized;
     171.7 and 169.7 issued and outstanding...........................                206.0             206.0
   Additional paid-in capital.........................................                582.2             549.5
   Retained earnings..................................................                461.5             379.1
   Accumulated other comprehensive loss...............................                (16.2)             (8.8)
   Treasury shares - 2.7 and 0.4 shares...............................                (66.5)             (1.8)
                                                                               -------------     -------------
     Total shareholders' equity.......................................              1,167.0           1,124.0
                                                                               --------------    -------------

     Total Liabilities and Shareholders' Equity.......................         $    1,723.5      $    1,804.1
                                                                               ============      =============

See Notes to Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in Millions)

                                                                                                            Nine Months
                                                                                                         Ended September 30,
                                                                                                         -------------------
                                                                                                          2001         2000
                                                                                                          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
   Net income....................................................................................       $   82.4     $  137.0
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization.............................................................          132.7        118.7
       Restructuring, impairment and integration costs...........................................           45.2            -
       Deferred income tax expense (benefit).....................................................            2.9         (3.7)
       Cellular Partnership distributions in excess of earnings..................................           24.2          7.6
       Income tax benefit from stock option exercises............................................            6.0         12.3
       Repayments of receivables securitization, net.............................................          (55.0)       (41.0)
   Changes in assets and liabilities, net of effects from acquisitions:
       Decrease (increase) in receivables........................................................           59.4        (63.6)
       Increase in other current assets..........................................................          (10.0)       (20.9)
       Increase in deferred charges and other assets.............................................          (40.6)        (8.7)
       Decrease in payables and other current liabilities........................................          (34.9)       (32.8)
       Other, net................................................................................           15.8         16.6
                                                                                                        --------     --------

       Net cash provided by operating activities.................................................          237.1        121.5
                                                                                                        --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Capital expenditures..........................................................................          (79.2)      (114.1)
   Acquisitions, net of cash acquired............................................................          (36.3)       (36.9)
                                                                                                        --------     --------

     Net cash used in investing activities.......................................................         (115.5)      (151.0)
                                                                                                        --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Borrowings (payments) of debt, net............................................................         (105.7)        14.0
   Purchase of treasury shares...................................................................          (56.2)        (5.8)
   Issuance of treasury shares, net..............................................................            1.2          0.3
   Issuance of common shares.....................................................................           26.7         22.9
                                                                                                        --------     --------

     Net cash provided by (used in) financing activities.........................................         (134.0)        30.8
                                                                                                        --------     --------

   Net increase (decrease) in cash and cash equivalents..........................................          (12.4)         1.3
   Cash and cash equivalents at beginning of period..............................................           49.3         45.4
                                                                                                        --------     --------
   Cash and cash equivalents at end of period....................................................       $   36.9     $   46.7
                                                                                                        ========     ========

See Notes to Financial Statements.

                         NOTES TO FINANCIAL STATEMENTS
                (Amounts in Millions Except Per Share Amounts)


1)       BACKGROUND AND BASIS OF PRESENTATION

            Convergys Corporation (the Company) serves its clients through its two operating segments: (i) the Information Management Group (IMG), which provides outsourced billing and information services and software; and (ii) the Customer Management Group (CMG), which provides outsourced marketing, customer support and employee care services. IMG includes the operations of the Information Management Group and the acquired operations of Geneva Technology Limited (Geneva). The Company also has a 45% limited partnership interest in a cellular communications services provider in southwestern and central Ohio and northern Kentucky (the Cellular Partnership).

            These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for items described in Notes 2 and
         3. The December 31, 2000 condensed balance sheet has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K. Prior periods have been restated as a result of the pooling-of-interests transaction described in Note 3. Certain prior period amounts have also been reclassified to conform to current period presentation.


(2)      RESTRUCTURING AND IMPAIRMENT CHARGES

            In the third quarter of 2001, the Company approved a plan to rationalize CMG's contact center capacity. The plan resulted in a pre-tax restructuring charge of $53.3 ($41.0 after tax). The charge consists of $29.0 in costs associated with the closing of contact centers, $16.2 in asset impairment related to software that will not be deployed into those contact center operations and $8.1 to write-down investments in certain of CMG's European contact center operations. The contact center closing costs include $11.8 for lease terminations, $6.4 in severance pay under existing severance plans and $10.8 related to the impairment of leasehold improvements. The $6.4 charge for severance under the plan involves the elimination of approximately 550 employees in contact center operations and administrative functions. The total cash cost of the plan is expected to be approximately $20.2.

            The execution of the plan began during the third quarter of 2001 with the closure of a majority of the affected centers. The Company expects to complete the closure of the remaining centers by the end of 2001 and the employee reductions by the third quarter of 2002. During the third quarter, $3.6, consisting primarily of severance payments for approximately 460 employees, was paid by the Company. The Company expects to pay substantially all of the remaining $16.6 in restructuring costs by the third quarter of 2002.

            Unrelated to the CMG restructuring activities, IMG recorded an impairment charge of $4.7 ($2.9 after tax) in the third quarter of 2001 related to purchased software that will not be deployed as determined by Management in the third quarter of 2001.

                         NOTES TO FINANCIAL STATEMENTS
                (Amounts in Millions Except Per Share Amounts)


            As presented in the Condensed Consolidated Statements of Income and Comprehensive Income, Restructuring and Impairment Charges includes the following components:

                                                                        CMG          IMG         Total
                                                                        ---          ---         -----
         Facility Closing Costs:
              Severance costs                                          $  6.4          -         $  6.4
              Lease terminations                                         11.8          -           11.8
                                                                       ------                    ------
                  Total                                                  18.2          -           18.2

         Impairment Costs and Other Special Items:
              Leasehold improvements                                     10.8          -           10.8
              Software                                                   16.2      $ 4.7           20.9
              Investments in European contact centers                     8.1          -            8.1
                                                                       ------      -----         ------
                  Total                                                  35.1        4.7           39.8
                                                                       ------      -----         ------

         Total                                                         $ 53.3      $ 4.7         $ 58.0
                                                                       ======      =====         ======

            Also during the third quarter of 2001, the Company recorded a non-operating expense of $6.5 to reflect the permanent impairment of certain equity investments whose valuations have been adversely affected by recent economic conditions. This has been presented in the Condensed Consolidated Statements of Income and Comprehensive Income in Other Income (Expense), net.


(3)      ACQUISITIONS

            On April 6, 2001, the Company acquired 100% of the outstanding shares of Geneva Technology Limited (Geneva), based in Cambridge, UK, for approximately 14.9 million shares of Convergys common stock. Approximately 2.7 million Convergys stock options were also issued to replace outstanding Geneva stock options. Geneva was a provider of convergent billing software for the communications, e-commerce, finance, utilities and online services industries. The transaction qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests. Accordingly, all amounts presented have been adjusted to reflect the combined results of the companies as if the acquisition had occurred as of the earliest period presented. Separate and combined results for certain interim periods are as follows:

                                                 Three Months               Nine Months
                                                Ended March 31,         Ended September 30,
                                                ---------------         -------------------
                                                      2001                       2000
                                                      ----                       ----
         Revenues:
              Convergys                             $ 577.8                    $1,580.0
              Geneva                                   13.7                        22.6
                                                    -------                    --------
                Combined                            $ 591.5                    $1,602.6
                                                    =======                    ========

         Net Income:
              Convergys                             $  53.5                    $  140.5
              Geneva                                   (1.4)                       (3.5)
                                                    -------                    --------
                Combined                            $  52.1                    $  137.0
                                                    =======                    ========

         Combined Earnings Per Share:
              Basic                                 $  0.31                    $   0.82
              Diluted                               $  0.30                    $   0.79

                         NOTES TO FINANCIAL STATEMENTS
                (Amounts in Millions Except Per Share Amounts)


            In connection with the acquisition of Geneva, the Company recorded one-time costs of $31.8 in the second quarter of 2001 to expense transaction costs and certain costs to integrate the combined businesses. Transaction costs totaled $20.6, of which all but $2.1 had been paid at September 30, 2001. The remaining costs principally relate to the registration of approximately 49% of the shares issued in the transaction, which will occur on or before April 6, 2002. The integration costs totaled $11.2, which includes $1.0 for lease terminations and other costs associated with the consolidation of facilities, $6.2 for severance associated with the consolidation of facilities and certain functions, $3.0 for the expensing of software that will not be deployed by the combined businesses and $1.0 for other integration costs. Of the integration costs, $5.6 had been paid at September 30, 2001. The remaining amounts are expected to be paid as plan activities are carried out through the second quarter of 2002. The after-tax impact of the charge was $26.3.

            On February 12, 2001, the Company paid approximately $16 to acquire the customer support business of Keane, Inc. The acquisition was accounted for under the purchase method of accounting with the resulting goodwill to be amortized over a twenty-five year life.


(4)      INCOME TAXES

            The Company's effective tax rate for the third quarter and first nine months of 2001 was 86.5% and 49.4%, respectively, compared to 39.5% and 39.0%, respectively, in the same periods of 2000. The higher effective tax rates in 2001 resulted from the charges recorded in the second and third quarters, which included a significant level of non-deductible items. Excluding the impact of these special items, the effective income tax rate for the third quarter and first nine months of 2001 was 38.5% and 38.6%, respectively, which was slightly lower than the rates in both periods of 2000.


(5)      SHAREHOLDERS' EQUITY

            During the third quarter of 2001, the Company repurchased 2.5 million shares of its common stock at prices ranging between $25 to $28 per share for a total cost of approximately $66, $10 of which was settled in early October 2001. The Company acquired an additional .1 million shares for a total cost of approximately $2.4 in October 2001.


(6)      SIGNIFICANT CUSTOMERS

            Both of the Company's segments derive significant revenues from AT&T Corporation (AT&T) and AT&T Wireless Services Inc. (AT&T Wireless), which was spun off from AT&T in July 2001.

            Revenues from AT&T were 20.8% and 21.9% of the Company's consolidated revenues for the nine-month periods ended September 30, 2001 and September 30, 2000, respectively. Related accounts receivable from AT&T totaled $73.4 and $101.4 at September 30, 2001 and December 31, 2000, respectively. The relationship with AT&T includes the Company's use of AT&T communications services, which is particularly significant to the CMG segment. Spending for these services with AT&T was $66.6 and $76.4 for the nine-month periods ended September 30, 2001 and September 30, 2000, respectively.

                         NOTES TO FINANCIAL STATEMENTS
                (Amounts in Millions Except Per Share Amounts)



            Revenues from AT&T Wireless were 16.5% and 18.9% of the Company's consolidated revenues for the nine-month periods ended September 30, 2001 and September 30, 2000, respectively. Related accounts receivable from AT&T Wireless totaled $54.9 and $60.5 at September 30, 2001 and December 31, 2000, respectively.

            Additionally, revenues from Sprint Corporation were 10.1% and 7.0% of the Company's consolidated revenues for the nine-month periods ended September 31, 2001 and September 30, 2000, respectively.


(7)      CONTINGENCIES

            The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business. The Company believes that the results of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the financial condition of the Company.


(8)      RECENTLY ISSUED ACCOUNTING STANDARDS

            In June 2001, Statement of Financial Accounting Standard (SFAS) 141, "Business Combinations," was issued. Under SFAS 141, the purchase method of accounting will be used for all mergers and acquisitions initiated after June 30, 2001.

            Also in June 2001, SFAS 142, "Goodwill and Other Intangible Assets," was issued. SFAS 142 will require that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment. The Company will adopt SFAS 142, as required, in January 2002 for acquisitions made prior to June 30, 2001. Goodwill from any acquisitions made after June 30, 2001 will not be amortized. Based on the amount of goodwill outstanding at September 30, 2001, the adoption of SFAS 142 would result in an approximately $36 reduction in annual operating expenses and an increase in annual net income of approximately $29.

                         NOTES TO FINANCIAL STATEMENTS
                (Amounts in Millions Except Per Share Amounts)



(9)      BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

         Industry Segment Information
         ----------------------------

            The Company operates in two industry segments, which are identified by service offerings. IMG is principally engaged in providing sophisticated software systems and outsourced customer billing services to all segments of the communications industry, including wireless, wireline, cable, broadband and Internet services. CMG provides a full range of outsourced marketing, customer management and human resource services.

            The Company does not allocate activities below the operating income level to its reported segments. Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. The Company's business segment information is as follows:

                                                                     Three Months               Nine Months
                                                                  Ended September 30,        Ended September 30,
                                                                 --------------------        -------------------
         Millions of Dollars                                       2001        2000            2001       2000
         -------------------                                     --------    --------        --------   --------
         Revenues
             Information Management.......................       $  238.5    $  214.4        $  693.4   $  596.2
             Customer Management..........................          331.6       342.7         1,045.6    1,020.4
             Less:  intersegment..........................           (2.9)       (3.6)           (9.1)     (14.0)
                                                                 --------    --------        --------   --------
                                                                 $  567.2    $  553.5        $1,729.9   $1,602.6
                                                                 ========    ========        ========   ========

         Depreciation and Amortization
             Information Management.......................       $   14.2    $   15.1        $   42.2   $   43.6
             Customer Management..........................           27.2        24.9            85.3       72.7
             Corporate....................................            1.9         1.1             5.2        2.4
                                                                 --------    --------        --------   --------
                                                                 $   43.3    $   41.1        $  132.7   $  118.7
                                                                 ========    ========        ========   ========

         Operating Income (Loss) Excluding Special Items
             Information Management.......................       $   50.7    $   39.5        $  142.0   $  112.6
             Customer Management..........................           40.0        42.1           131.2      124.1
             Corporate....................................           (0.1)       (1.9)           (2.9)      (5.7)
                                                                 --------    --------        --------   --------
                                                                 $   90.6    $   79.7        $  270.3   $  231.0
                                                                 ========    ========        ========   ========

         Operating Income (Loss)
             Information Management.......................       $   46.0    $   39.5        $  137.3   $  112.6
             Customer Management..........................          (13.3)       42.1            77.9      124.1
             Corporate....................................           (0.1)       (1.9)          (34.7)      (5.7)
                                                                 --------    --------        --------   --------
                                                                 $   32.6    $   79.7        $  180.5   $  231.0
                                                                 ========    ========        ========   ========

         Special Items
             Information Management.......................       $    4.7    $     --        $    4.7   $     --
             Customer Management..........................           53.3          --            53.3         --
             Corporate....................................              -          --            31.8         --
                                                                 --------    --------        --------   --------
                                                                 $   58.0    $     --        $   89.8   $     --
                                                                 ========    ========        ========   ========

         Capital Expenditures (excluding acquisitions)
             Information Management                              $    7.3    $   19.7        $   26.7   $   37.0
             Customer Management..........................            9.2        27.0            46.4       71.9
             Corporate....................................            2.5         0.8             6.1        5.2
                                                                 --------    --------        --------   --------
                                                                 $   19.0    $   47.5        $   79.2   $  114.1
                                                                 ========    ========        ========   ========

                         NOTES TO FINANCIAL STATEMENTS
                   (Amounts in Millions Except Per Amounts)


(10)      EARNINGS PER SHARE

             The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

          Three Months Ended                                                           Per Share
          September 30,                             Income            Shares           Amount
          ------------------------------            -------           ------           ------
          2001
          Basic EPS                                 $   3.0            169.9           $ 0.02
          Effect of dilutive securities:
          Stock-based compensation arrangements          --              4.3               --
                                                    -------            -----           ------
          Diluted EPS                               $   3.0            174.2           $ 0.02
                                                    =======            =====           ======

          2000
          Basic EPS                                 $  47.6            167.9           $ 0.28
          Effect of dilutive securities:
          Stock-based compensation arrangements          --              6.9            (0.01)
                                                    -------            -----           ------
          Diluted EPS                               $  47.6            174.8           $ 0.27
                                                    =======            =====           ======


          Nine Months Ended
          September 30,
          ------------------------------
          2001
          Basic EPS                                 $  82.4            169.7           $ 0.49
          Effect of dilutive securities:
          Stock-based compensation arrangements          --              5.4            (0.02)
                                                    -------            -----           ------
          Diluted EPS                               $  82.4            175.1           $ 0.47
                                                    =======            =====           ======


          2000
          Basic EPS                                 $ 137.0            167.4           $ 0.82
          Effect of dilutive securities:
          Stock-based compensation arrangements          --              6.5            (0.03)
                                                    -------            -----           ------
          Diluted EPS                               $ 137.0            173.9           $ 0.79
                                                    =======            ======          ======

             The diluted EPS calculation for the three and nine months ended September 30, 2001 excludes the potentially dilutive effect of approximately 7.1 million and 4.2 million outstanding stock options, respectively, because they were anti-dilutive.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Amounts in Millions Except Per Share Amounts)



BACKGROUND

     Convergys Corporation (the Company) is a leading provider of outsourced information, customer management and employee care services. The Company focuses on developing long-term strategic relationships with clients in customer-intensive industries including telecommunications, cable, broadband, satellite broadcasting, Internet services, technology and financial services. The Company serves its clients through its two operating segments: (i) the Information Management Group (IMG), which provides outsourced billing and information services and software; and (ii) the Customer Management Group (CMG), which provides outsourced marketing, customer support and employee care services. For certain clients, the Company's two operating segments jointly provide a full range of billing and customer management services.

FORWARD-LOOKING STATEMENTS

     This report contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of the Company, are forward-looking statements. These statements discuss potential risks and uncertainties and, therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company expressly states that it has no current intention of updating any forward-looking statements, whether as a result of new information, future events or otherwise.

     Important factors that may affect these projections or expectations include, but are not limited to: the consequences of the September 11, 2001 attacks on the United States and the United States' response to the attacks; other terrorist attacks; the loss of a significant client; difficulties in completing or integrating acquisitions; changes in the overall economy; changes in competition in markets in which the Company operates; changes in the regulatory environment in which the Company's customers operate; changes in the demand for the Company's services; changes in technology that impact both the markets served and the types of services offered; and consolidation within the industries in which the Company's customers operate.

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

Consolidated Overview
---------------------
Three Months Ended September 30, 2001 versus Three Months Ended September 30,
2000

     Revenues for the third quarter of 2001 totaled $567.2, a 2% increase from the third quarter of 2000. This higher revenue reflects increases experienced by IMG partially offset by declines in CMG revenues. Operating expenses for the third quarter of 2001 totaled $476.6 excluding special items, a 1% increase from the third quarter of 2000, reflecting greater business volume, increased spending on research and development activities and higher depreciation expense offset by slightly lower cost of providing services and selling, general and administrative expenses. The increase in research and development spending reflects the Company's commitment to remaining the technology leader in communications billing. The increase in depreciation results from new contact center facilities opened in 2000. Operating income excluding special items was $90.6 in the third quarter of 2001, a 14% increase from the third quarter of 2000.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Amounts in Millions Except Per Share Amounts)



    The Company's equity in earnings of the Cellular Partnership for the third quarter was $1.3, a 78% decrease as compared to the same period in 2000, reflecting lower subscriber revenues and higher operating costs experienced by the partnership. Interest expense decreased 51% in the third quarter of 2001 from the third quarter of 2000, as a result of significantly lower borrowings and decreased interest rates. Net income excluding special items was $53.4, or $0.31 per diluted share, a 12% increase from $47.6, or $0.27 per diluted share, in the third quarter of 2000.

    As discussed more fully in the notes to the Consolidated Condensed Financial Statements, the Company approved a plan to rationalize CMG's contact center capacity resulting in a pre-tax restructuring charge of $53.3 ($41.0 after tax). Unrelated to the CMG restructuring activities, IMG recorded an impairment charge of $4.7 ($2.9 after tax) related to purchased software it does not intend to use. Also, included in non-operating expense was a $6.5 charge to reflect the permanent impairment of certain equity investments. Including these items, the Company reported third quarter 2001 operating income of $32.6, net income of $3.0 and diluted earnings per share of $0.02.

Nine Months Ended September 30, 2001 versus Nine Months Ended September 30, 2000

    Revenues for the first nine months of 2001 totaled $1,729.9, an 8% increase from the first nine months of 2000. Operating expenses for the first nine months of 2001 totaled $1,459.6, a 6% increase over the first nine months of 2000, excluding special items in 2001. Operating income excluding special items was $270.3 in the first nine months of 2001, a 17% increase from the first nine months of 2000.

    The Company's equity in earnings from the Cellular Partnership in the first nine months of 2001 was $5.9, a 66% decrease from the first nine months of 2000. Interest expense decreased 34% in the first nine months of 2001 from the first nine months of 2000 as a result of lower borrowings and lower interest rates. Excluding special items, net income for the first nine months of 2001 was $159.1, or $0.94 per diluted share, a 15% increase compared to $137.0, or $0.79 per diluted share, for the first nine months of 2000.

    In addition to the special items recorded in the third quarter of 2001 as described above, the Company recorded $31.8 in non-recurring transaction and integration costs related to the Geneva acquisition in the second quarter of 2001. Including the special items, the Company reported operating income of $180.5, net income of $82.4 and diluted earnings per share of $0.47 for the first nine months of 2001.


INFORMATION MANAGEMENT

                                                         Three Months                           Nine Months
($ Millions)                                          Ended September 30,                   Ended September 30,
                                            -------------------------------------   -----------------------------------
                                              2001         2000      Change    %     2001        2000      Change     %
                                            ---------    --------    -----------    -------    --------    ------------
Revenues:
    Data processing.....................    $  139.8     $ 125.3     $ 14.5   12    $ 396.1    $  354.5    $  41.6   12
    Professional and consulting.........        49.5        44.4        5.1   11      141.8       112.4       29.4   26
    License and other...................        13.9        12.8        1.1    9       45.5        39.0        6.5   17
    International.......................        32.4        28.3        4.1   14      100.9        76.3       24.6   32
                                            ---------    -------     ------         -------    --------    -------
      External revenues.................       235.6       210.8       24.8   12      684.3       582.2      102.1   18
    Intercompany services...............         2.9         3.6       (0.7) (19)       9.1        14.0       (4.9) (35)
                                            ---------    -------     ------         -------    --------    -------
      Total revenues....................       238.5       214.4       24.1   11      693.4       596.2       97.2   16

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Amounts in Millions Except Per Share Amounts)

Costs of products and services...........       112.7       109.4         3.3     3      328.9       303.8       25.1    8
Selling, general and administrative
  expenses...............................        31.3        28.6         2.7     9      102.9        74.0       28.9   39
Research and development costs...........        29.6        21.8         7.8    36       77.4        62.2       15.2   24
Depreciation.............................         9.6        10.4        (0.8)   (8)      28.6        29.6       (1.0)  (3)
Amortization.............................         4.6         4.7        (0.1)   (2)      13.6        14.0       (0.4)  (3)
Impairment charge........................         4.7           -         4.7     -        4.7           -        4.7    -
                                              -------     -------      ------         --------    --------    -------
     Total costs.........................       192.5       174.9        17.6    10      556.1       483.6       72.5   15
                                              -------     -------      ------         --------    --------    -------

Operating income.........................     $  46.0     $  39.5      $  6.5    16   $  137.3    $  112.6    $  24.7   22

Three Months Ended September 30, 2001 versus Three Months Ended September 30,
2000

     Excluding intercompany activity, IMG revenues were $235.6 for the third quarter of 2001, a 12% increase from the third quarter of 2000. Data processing revenues increased 12% in the third quarter of 2001 over the third quarter of 2000, primarily as a result of 34% wireless clients' subscriber growth. The data processing revenue growth rate was partially offset by slower growth in wireline data processing revenues and by wireless clients' contractual rate reductions. Professional and consulting revenues increased 11% from the third quarter of 2000 due to increased enhancement projects from two large wireless clients. License and other revenues increased 9% to $13.9 in the third quarter of 2001, reflecting growth in revenues from cable and broadband clients. International revenues for the segment increased 14% to $32.4, reflecting greater penetration in Europe.

     IMG's costs and expenses, excluding special items, were $187.8 in the third quarter of 2001, a 7% increase over the third quarter of 2000. Direct costs of products and services increased as a result of increased business volume. Selling, general and administrative expenses increased reflecting the Company's intensified focus on sales and marketing efforts. Research and development costs increased as a result of increased spending on Atlys, IMG's Internet Protocol capabilities and Geneva.

     During the third quarter of 2001, IMG recorded an impairment charge of $4.7 related to purchased software it does not intend to use. Including the special item, IMG's operating income was $46.0.

Nine Months Ended September 30, 2001 versus Nine Months Ended September 30, 2000

     Excluding intercompany revenues, IMG revenues were $684.3 for the first nine months of 2001, an 18% increase from the first nine months of 2000. Data processing revenues increased 12% to $396.1 in the first nine months of 2001 from the first nine months of 2000, primarily as a result of 33% wireless clients' subscriber growth. The data processing revenue growth rate was partially offset by slower growth in wireline data processing revenues and by wireless clients' contractual rate reductions. Professional and consulting revenues increased 26% to $141.8 in the first nine months of 2001 over the first nine months of 2000. This increase was primarily attributable to increased enhancement requests from wireless clients. License and other revenues increased $6.5 in the first nine months of 2001 as compared to the first nine months of 2000, reflecting growth from cable and broadband clients. The segment's international revenues increased $24.6 in the first nine months of 2001, primarily the result of increased sales of Geneva, revenues from the completion of the Telesp Celular implementation in the second quarter of 2001, growth from cable clients and revenue generated from the Orange France contract.

     Excluding the special item, IMG's costs and expenses were $551.4 in the first nine months of 2001, a 14% increase over the first nine months of 2000. The increase was the result of higher direct costs associated with the revenue increase, increased focus on sales and marketing efforts and increased research and development efforts. Including the special item, operating income was $137.3.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Amounts in Millions Except Per Share Amounts)

CUSTOMER MANAGEMENT
                                                     Three Months                             Nine Months
                                                  Ended September 30,                      Ended September 30,
                                            ----------------------------------   ------------------------------------
($ Millions)                                 2001       2000     Change      %     2001       2000     Change       %
                                            -------    -----     -------------   --------   --------   --------------
Revenues:
     Communications......................   $ 216.6    $ 232.4   $(15.8)   (7)   $  658.6   $  686.7   $  (28.1)  (4)
     Technology..........................      53.4       43.0     10.4    24       175.9      126.0       49.9   40
     Financial services..................      16.1       19.5     (3.4)  (17)       56.2       66.8      (10.6) (16)
     Other...............................      45.5       47.8     (2.3)   (5)      154.9      140.9       14.0   10
                                            -------    -------   ------          --------   --------   --------
          Total revenues.................     331.6      342.7    (11.1)   (3)    1,045.6    1,020.4       25.2    2

Costs of products and services...........     199.4      207.5     (8.1)   (4)      620.3      619.3        1.0    -
Selling, general and administrative
  expenses...............................      62.2       64.7     (2.5)   (4)      199.4      192.8        6.6    3
Research and development costs...........       2.8        3.5     (0.7)  (20)        9.4       11.5       (2.1) (18)
Depreciation.............................      19.0       17.0      2.0    12        60.8       49.0       11.8   24
Amortization.............................       8.2        7.9      0.3     4        24.5       23.7        0.8    3
Restructuring and impairment charge......      53.3          -     53.3     -        53.3          -       53.3    -
                                            -------    -------   ------          --------   --------   --------
          Total costs....................     344.9      300.6     44.3    15       967.7      896.3       71.4    8
                                            -------    -------   ------          --------   --------   --------

Operating income (loss)..................   $ (13.3)   $  42.1   $(55.4) (132)   $   77.9   $  124.1   $  (46.2) (37)

Three Months Ended September 30, 2001 versus Three Months Ended September 30,
2000

     CMG revenues were $331.6 in the third quarter of 2001, a 3% decrease from the third quarter of 2000, reflecting general weakness in the economy and service level reductions and volume cutbacks by several clients. Revenues from communications clients were $216.6, a 7% decrease from the third quarter of 2000, resulting from reduced spending by AT&T and other communications clients on outsourced customer support. Revenues from technology clients increased 24%, primarily due to increased services provided to Microsoft and Hewlett Packard and contributions from acquisitions made in the second half of 2000 and in the first quarter of 2001. Revenues from financial services clients decreased 17% as a result of reduced marketing activity in this sector caused by adverse conditions in the U.S. economy. Other revenues decreased 5% from the third quarter of 2000 to $45.5 primarily as a result of general economic weakness.

     Excluding special items, CMG's costs and expenses were $291.6 in the third quarter of 2001, a 3% decrease from the third quarter of 2000. Depreciation expense increased by $11.8 as a result of new contact centers opened in 2000 to support the anticipated increase in business volume. CMG's operating margin, excluding special items, decreased slightly to 12.1% from 12.3% in the third quarter of 2000 reflecting the impact of lower revenues and excess capacity.

     During the third quarter of 2001, the Company approved a plan to rationalize CMG's contact center capacity resulting in a pre-tax restructuring charge of $53.3 ($41.0 after tax). Including the special item, CMG had an operating loss of $13.3.

                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Amounts in Millions Except Per Share Amounts)


Nine Months Ended September 30, 2001 versus Nine Months Ended September 30, 2000

     CMG's revenues were $1,045.6 in the first nine months of 2001, a 2% increase from the first nine months of 2000. Revenues from communications clients were $658.6, a 4% decrease from the first nine months of 2000. This decrease is the result of slowing spending by AT&T and other communications clients on outsourced customer support as a result of the slowdown in the U.S. economy. Technology service revenues increased 40%, primarily due to increased services provided to Microsoft and Hewlett Packard and contributions from acquisitions. Revenues from financial services clients decreased 16% as a result of reduced marketing activity in this sector caused by the general slowdown in the U.S. economy. Other revenues increased 10% from the first nine months of 2000 primarily due to increased services provided to Federal Express and Wal-Mart and increased demand for outsourced employee benefit services from CMG's Employee Care division offset by the impact of the general slowdown in the third quarter.

     Excluding special items, CMG's costs and expenses were $914.4 in the first nine months of 2001, a 2% increase from the first nine months of 2000. Increases in direct costs of products and services and selling, general and administrative expenses were the result of increased business volume experienced in the first half of 2001. Depreciation expense increased by $11.8 as a result of new contact centers opened in 2000 to support the increased business volume. Amortization expense increased 3%, primarily due the acquisitions of MaxWorldwide LLC and Taima in 2000 and the acquisition of the contact center business of Keane, Inc. in the first quarter of 2001. These increases were partially offset by an 18% decrease in research and development spending as certain projects were completed. Including the special item, CMG's operating income was $77.9 for the first nine months of 2001.


CLIENT CONCENTRATION

     The Company's four largest clients accounted for 53.4% and 55.5% of its revenues in the first nine months of 2001 and 2000, respectively. The risk posed by this revenue concentration is reduced by the long-term contracts the Company has with its largest clients. AT&T, the Company's largest client at 20.8% of revenues in the first nine months of 2001, is principally served under long-term information and customer management contracts that expire in 2006. The Company serves AT&T Wireless, its second largest customer, under contracts that expire in 2008. Volumes under some contracts are subject to variation based, among other things, on AT&T's spending on outsourced customer support. In January 2001, the Company announced that IMG's contract with Sprint PCS, the Company's third largest client, was extended through December 31, 2004. IMG's extended contract with Sprint PCS provides for rate reductions, which will impact the Company's data processing revenue growth beginning in the first quarter of 2002. DirecTV, the Company's fourth largest client in the first nine months of 2001, is served by CMG under a contract that expires at the end of 2003.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Amounts in Millions Except Per Share Amounts)



FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------
    The Company generated $237.1 and $121.5 in cash flows from operating activities during the first nine months of 2001 and 2000, respectively. The Company's cash flows from operating activities for the first nine months of 2001 reflect a $55.0 reduction in borrowings under its accounts receivable securitization program, compared to a $41.0 decrease in these borrowings during the first nine months of 2000. Capital expenditures were $79.2 and $114.1 for the first nine months of 2001 and 2000, respectively. The decrease in capital expenditures resulted from CMG's curtailment of the expansion of its contact facilities during the first nine months of 2001 in reaction to the flattening of its volumes.

    Operating cash flows have historically been more than sufficient to fund the Company's cash needs, other than for very large acquisitions. Acquisitions have historically been financed with a combination of borrowings and operating cash flows. At September 30, 2001, the Company had $186.3 of borrowings outstanding. The Company's borrowing facilities include two revolving credit facilities with $100 in borrowing capacity expiring in November 2001 and an additional $250 in borrowing capacity expiring in November 2002, and $100 in notes which expire in September 2002. The revolving credit facilities which expire in November 2001 will be renewed upon expiration. The Company also has a $150 accounts receivable securitization agreement, under which it had sold $60.0 in accounts receivable at September 30, 2001. The Company anticipates that future operating cash flows, its available credit under existing facilities and its access to capital markets will be sufficient to meet future capital needs.

Balance Sheet
-------------
    The $4.4 decrease in accounts receivable from December 31, 2000 to September 30, 2001 reflects significantly improved collections in the first nine months of 2001, the impact of which was offset by a $55.0 reduction in the balance of receivables sold under the Company's accounts receivable securitization program. Excluding the effects of the securitization, days sales outstanding decreased by 6 days during the first nine months of 2001 to 73 days. The Company's investment in the Cellular Partnership decreased by $24.2 as a result of the Company's receipt of approximately $30.1 in distributions from the partnership to date in 2001, which exceeded equity earnings of $5.9. Payables and other current liabilities decreased by $21.5 from December 31, 2000, largely as the result of the timing of payments including the payment of employee bonuses earned in 2000 in the first nine months of 2001, and a decrease in advanced billings and customer deposits. Treasury stock increased $64.7 from December 31, 2000 as the Company repurchased 2.5 million shares for a total cost of approximately $66.

Foreign Currency and Interest Rate Risk
---------------------------------------
   The Company derived approximately 8% of its first nine months of 2001 consolidated revenues from outside of North America. The Company's activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. The Company's risk management strategy includes the use of derivative instruments to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. In using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, the Company exposes itself to some counterparty credit risk. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to perform fully under the terms of the agreements and by diversifying the number of financial institutions with which it enters into such agreements.

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

    The Company is exposed to market risk from its variable rate borrowings. At September 30, 2001, the Company had $182.8 in outstanding variable rate borrowings and had sold $60.0 in accounts receivable on a variable rate basis. The Company entered into an interest rate swap agreement to effectively fix the interest rate for $100 of variable rate borrowings. The swap agreements expose the Company to credit risk in the event the counterparty could not perform under the agreement. The Company managed this risk by entering into the interest rate swap agreements with a highly rated financial institution. Based upon the Company's exposure to variable rate borrowings, a one percent point change in the weighted average interest rate would change the Company's annual interest expense by approximately $1.

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

     There were no matters submitted to a vote of security holders in the third quarter of 2001.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits.

          The following is filed as an Exhibit to Part I of this Form 10-Q:

          (3-1) Amended Articles of Incorporation (Incorporated by reference to Exhibit 5.1 to Form S-3 Registration Statement filed on August 10, 2000, File Number 333-43404.)

          (3-2)   Code of Regulations (Incorporated by reference to Exhibit
                  3.2 to Form S-3 Registration Statement filed on August 10, 2000, File Number 333-43404.)

          (12)    Computation of Ratio of Earnings to Fixed Charges


     (b)  Reports on Form 8-K

          On July 25, 2001, the Company filed a Form 8-K announcing its financial results for the second quarter ended June 30, 2001.

          On September 7, 2001, the Company filed a Form 8-K approving amendments to the Company's Insider Trading Policy to permit its officers, directors and other insiders to enter into trading plans or arrangements for the trading of the Company's shares complying with SEC Rule 10b5-1.

          On September 17, 2001, the Company filed a Form 8-K to announce that the Company's Board of Directors authorized the repurchase of up to 5 million common shares in accordance with the Securities and Exchange Commission's September 14, 2001 Emergency Order Pursuant to Section 12(k)(2) of the Securities and Exchange Act of 1934 Taking Temporary Action to Respond to Market Developments.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Convergys Corporation




Date: November 13, 2001                           /s/ Steven G. Rolls
                                                  ------------------------------
                                                  Steven G. Rolls
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.                                                                          Page No.
(3-1)    Amended Articles of Incorporation (Incorporated by reference to Exhibit
         5.1 to Form S-3 Registration Statement filed on August 10, 2000, File
         Number 333-43404.)

(3-2)    Code of Regulations (Incorporated by reference to Exhibit 3.2 to Form
         S-3 Registration Statement filed on August 10, 2000, File Number
         333-43404.)

(12)     Computation of Ratio of Earnings to Fixed Charges                           21