Form 10-K
period 2001-12-31
CONVERGYS CORP
filed 2002-03-15
CIK 1062047

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                       --------------------------------

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001


                        Commission file number 1-14379

                             CONVERGYS CORPORATION

                    An Ohio                  I.R.S. Employer
                    Corporation              No. 31-1598292

                201 East Fourth Street, Cincinnati, Ohio 45202
                        Telephone Number (513) 723-7000

                    --------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
        Title of each class                            on which registered
        -------------------                      -----------------------------

Common Shares (no par value)                       New York Stock Exchange
Series A Preferred Share Purchase Rights           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

              --------------------------------------------------

    At January 31, 2002, there were 172,531,425 common shares outstanding.

    At January 31, 2002, the aggregate market value of the voting shares owned by non-affiliates was $5,361,943,817.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No___
     ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                  -------------------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE


(1) Portions of the registrant's definitive proxy statement dated March 8, 2002, issued in connection with the annual meeting of shareholders (Part III)

                               TABLE OF CONTENTS

                                    PART I

Item                                                                                                      Page
----                                                                                                      ----
   1.     Business...................................................................................         3

   2.     Properties.................................................................................        13

   3.     Legal Proceedings..........................................................................        13

   4.     Submission of Matters to a Vote of the Security Holders....................................        13

                                                PART II

   5.     Market for the Registrant's Common Equity and Related Security Holder Matters..............        14

   6.     Selected Financial and Operating Data......................................................        15

   7.     Management's Discussion and Analysis of Financial Condition and Results of Operations......        16

   7a.    Quantitative and Qualitative Disclosure about Market Risk..................................        24

   8.     Financial Statements and Supplementary Data................................................        24

   9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......        47

                                                PART III

  10.     Directors and Officers of the Registrant...................................................        48

  11.     Executive Compensation.....................................................................        48

  12.     Security Ownership of Certain Beneficial Owners and Management.............................        48

  13.     Certain Relationships and Related Transactions.............................................        48

                                                PART IV

  14.     Exhibits, Financial Statement Schedule and Reports on Form 8-K.............................        49

  See page 14 for Executive Officers of the Registrant.

               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
                       SAFE HARBOR CAUTIONARY STATEMENT

This report and the documents incorporated by reference herein contain "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of Convergys Corporation, are forward-looking statements. Sometimes these statements will contain words such as "believes," "expects," "intends," "should," "will," "plans" and other similar words. These statements discuss potential risks and uncertainties and, therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company expressly states that it has no current intention of updating any forward-looking statements, whether as a result of new information, future events or otherwise.

Important factors that may affect these projections or expectations include, but are not limited to: the consequence of terrorist attacks and the responses of the United States and other nations to such attacks; the loss of a significant client; difficulties in completing or integrating acquisitions; changes in the overall economy; changes in competition in markets in which the Company operates; changes in the regulatory environment in which the Company's customers operate; changes in the demand for the Company's services; changes in technology that impact both the markets served and the types of services offered; and consolidation within the industries in which the Company's clients operate.

                                    Part I
Item I.  Business

General

Convergys Corporation (the Company or Convergys) is a global leader in the provision of outsourced, integrated billing and customer care software and services. Convergys focuses on developing long-term strategic relationships with clients in customer-intensive industries including telecommunications, cable, broadband, direct satellite broadcasting, Internet services, technology and financial services. The Company serves its clients through its two operating segments: (i) the Information Management Group (IMG), which provides outsourced billing and information services and software; and (ii) the Customer Management Group (CMG), which provides outsourced marketing and customer support services and outsourced employee care services.

Pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the industry segment and geographic information included in Item 8, Note 14 of Notes to Financial Statements, are incorporated herein by reference in partial response to this Item 1.

Industry Overview

As the result of a broad combination of factors, including advances in technology, globalization and deregulation, the communications, technology and financial services markets are experiencing increased competition. As a result, billing, customer management and employee care solutions, which utilize software-based information systems and services to identify, attract, bill and retain customers and care for employees' human resource needs have become a strategic necessity for companies in these industries as they seek to remain competitive.

The communications industry, which includes wireless and wireline telecommunications, cable, cable telephony, broadband, direct satellite broadcasting and Internet services, is becoming increasingly competitive as a result of deregulation, convergence, the development of new technologies and global industry consolidation. Deregulation and the development of new technologies have also created new entrants. Convergence and global industry consolidation, coupled with the enormous demand for communication services, have resulted in the formation of companies that provide a full range of communication services to millions of residential and business subscribers.

The emergence of the Internet and other new technologies has created additional channels for customer support and employee care. Where companies once provided customer support and employee care through paper or telephone-based care centers, these emerging technologies and shifts in consumer preferences now require support to be offered through multi-channel contact centers. In these multi-channel contact centers, trained service agents provide customer support and employee care through a full range of Web-enabled services ranging from self-care to chat to click-to-live-agent in addition to telephone-based agent services. This shift in customer support and employee care methodologies, as well as the competitive environment in the communications, technology and financial services industries, has led many companies in these industries to consider and embrace the outsourcing of customer support and employee care services.

Convergys is unique among its peers in that it offers both outsourced billing and customer support services in an end-to-end solution.

Convergys believes that the growth of information management, customer management and employee care outsourcing will continue in its target markets as companies focus on their core competencies and seek to benefit from the advantages that outsourcing companies can provide. These advantages include: (i) technologically advanced, scalable systems and software which enable rapid competitive response; (ii) cost savings resulting from economies of scale achieved by leveraging investments in technology, large data processing facilities and large customer service centers; (iii) improved time-to-market for new products/services, whether for existing companies or new entrants; and (iv) expertise to target, acquire and retain customers more effectively.

Strategy

Convergys' strategy for growth is designed to capitalize on the trends in the industries where it focuses: explosive demand and competition in the communications, technology and financial services industries; need for complex, highly scalable communications billing systems; the continuing trend toward outsourcing of billing, customer support and employee care services; a rising trend for a single point provider of outsourced human resource services; and demand for the use of new technologies (multi-channel contact centers) and new disciplines (customer relationship management) in providing customer support services. Specifics of the strategy include:

  Leveraging Industry Leadership Position

Convergys is a global leader in providing complex, highly scalable billing solutions to the communications industry. The Company's strategy is to use this position to be the billing services provider of choice for wireless, wireless data, wireline, cable, cable telephony, broadband, direct broadcast satellite and Internet services. The strategy includes being positioned to provide billing software to our current clients as they seek to introduce new services to existing service providers who are not clients that outgrow their current billing systems and to new entrants as they emerge.

With respect to customer support services, Convergys' strategy is to leverage its leadership position in the industry to provide a growing array of customer support services through its multi-channel contact centers. These services will be focused on the needs of high-growth industries, such as communications, technology and financial services.

With respect to employee care services, Convergys seeks to leverage its core strengths in operating complex enterprise-class software and in integrating employee contact technologies and services to provide clients with a more cost effective single point of outsourced human resource services. These services include health and welfare administration, defined benefit and defined contribution administration, payroll administration and payroll processing, recruiting administration and training administration.

  Pursuing International Growth

The Company believes that developments in the international communications market position Convergys for significant international growth. Historically, international revenues have accounted for less than 10% of the Company's revenues. However, as deregulation in the international market leads to increased competition and industry consolidation, Convergys believes that the demand for its highly scalable, complex billing systems will increase. Similarly, the auctions of new spectrum for third generation wireless services (known as 3G) and the growth of wireless data communications in the international markets will lead to new entrants who need billing systems and the need for incumbents to replace their existing billing systems and software. Convergys is investing heavily in its systems' capabilities, particularly its global, end-to-end, wireless billing system, Atlys, and in its international sales and marketing efforts to realize this market potential. The Company was awarded its first major European Atlys wireless billing contract during the third quarter of 2001. Under the terms of the contract, the Company is licensing and managing the implementation and integration of Atlys to Orange France (formerly known as France Telecom Mobile), part of the Orange France Telecom Group. The contract also contains a significant international provision - a framework agreement establishing a special relationship between Convergys and France Telecom that would allow the Orange Group to use Atlys in its numerous global affiliates. The Company also expanded its presence in the European cable billing market with the signing of a license implementation and support agreement with ISH, an affiliate of Callahan Associates International LLC (Callahan). Additionally, the Company's international expansion was enhanced with the April 2001 acquisition of Geneva Technology Ltd. (Geneva), a Cambridge, UK based provider of convergent rating and billing software. Since the acquisition of Geneva, the Company has successfully completed several Geneva software license contracts in the international communications billing market.

In addition to increasing its focus on Europe, Convergys is expanding in Latin America and the Asia Pacific region. One example of the Company's commitment to expanding its global billing market share was the formation of an Asia Pacific joint venture that was announced in the fourth quarter of 2001. The joint venture is already producing new customers as it signed a seven-year contract with Tomen Mediacom, a leading Japanese media provider, to provide cable billing and subscriber management support. Additionally, in January 2002, the Company's sales office in Singapore, recently opened by Geneva, announced that it signed a contract with Advance Info Service PLC (AIS), Thailand's largest wireless operator and fastest growing service provider, to bill all of AIS's telecommunication products and services using the Geneva product.

During 2001, Convergys expanded its international customer management presence with the opening of a new integrated customer service contact center in India.

  Deploying Aggressive Sales and Marketing Efforts

In recent years, Convergys has begun to increase its sales and marketing efforts to fully realize its market potential. Convergys has significantly increased its centralized sales force in order to penetrate existing clients more fully and to capture new clients both domestically and internationally. Similarly, in recent years, Convergys has been implementing a marketing and business development plan with the goals of increasing the Company's visibility in the vertical markets it serves, leading the Company's product development efforts and pursuing technology-based alliances to meet market needs.

  Pursuing Strategic Acquisitions and Alliances

Convergys has a history of enhancing internal growth through acquisitions (31 acquisitions in the past 16 years). The Company's April 2001 acquisition of Geneva supports the Company's strategy in that it adds to the Company's technology leadership, further enhances the Company's international presence and augments the Company's sales and marketing efforts. Additionally, the Company continues to pursue alliances with leading technology and systems integration companies to expand the market leadership of its solutions and the Company's distribution channels. The Company believes that consolidation in its industry will continue and that the Company will continue to pursue acquisitions and alliances that expand its client base, add new capabilities or enable it to accelerate its product development efforts or geographic expansion.

Products and Services

IMG
---
IMG serves clients principally by providing and managing complex billing and information software which addresses all segments of the communications industry, including wireless, wireline, cable, cable telephony, broadband, direct broadcast satellite and Internet services. IMG's component-based next-generation framework supports the creation of billing and customer care solutions ranging from a single module to the combination of modules into application suites to a complete, end-to-end billing system. Its global three-tiered billing product portfolio gives its clients a flexible migration path to expand their billing and customer care systems without loss of their initial investment. IMG's clients can upgrade if, and when, their economic models point to the need for additional capabilities. IMG's three-tiered family of products includes:

     End-to-End Products
     -------------------
     End-to-end products address the broad range of convergent billing and customer care functionality for well-defined market segments such as wireless, cable/broadband and the Internet. End-to-end products are full-featured, with built-in business logic and business rules that map the product to the needs of a particular target segment. The end-to-end products are offered with a unique, core-custom option that allows operators to modify the products to meet their specific requirements, while still being able to take advantage of IMG-funded product upgrade release plans. Convergys' end-to-end software systems include:

         Atlys/(R)/
         -----
         Atlys is a comprehensive, end-to-end billing and customer care solution that supports the needs of wireless network operators competing in a global wireless voice and data market. The Atlys solution supports all major mobile network standards, including UMTS, CDMA, TDMA, GSM and AMPS, in an open, client-server solution capable of supporting over 20 million subscribers, real-time, in a single relational database. The solution provides a total customer management solution by combining a flexible, scalable billing platform with a complete suite of integrated contact center services. Mobile operators use Atlys to differentiate their products and services, maximize the value of each customer interaction and expand their businesses strategically and with agility.

         ICOMS
         -----
         The Integrated Communications Operations Management System (ICOMS) solution is designed specifically for the broadband convergent video, high-speed data and telephony market. It incorporates the power and flexibility of Convergys' industry-proven cable television subscriber management system with the market-leading integrated support of high-speed data and wireline telephony. The net result is a convergent solution uniquely designed to meet cable and broadband operators' subscriber, billing and operations management requirements. The ICOMS solution provides broadband operators with control and flexibility to sharpen their competitive edge, expand market penetration, increase revenues, decrease costs and differentiate themselves from their competition.

         WIZARD/TM/
         ------
         The WIZARD solution is designed to serve new-generation multimedia operators, allowing them to extend their offerings to support the new convergent era that includes voice, video and data services. To address this rapidly evolving industry, WIZARD combines a comprehensive customer service system component and advanced billing and rating capabilities.

         Catalys/(R)/
         -------
         Catalys, IMG's proven billing and customer care solution for the Internet marketplace, helps Internet service providers tackle industry-wide challenges such as controlling costs, accelerating revenue growth and supporting dynamic business models. It also assists them in better differentiating their products and services, maximizing the value of each customer interaction, and expanding their business strategically and with agility.

     Application Suites

     For providers that require complex system enhancements or replacements to address convergent services needs with broad functionality, IMG offers application suites. These suites are pre-integrated to provide cost-effective, add-on functionality or may be custom-configured using standard application programming interfaces (APIs) to meet client-specific needs when an out-of-the-box solution is not the best fit. Further, IMG's application suites contain industry-specific business rules that ensure the proper interoperation of the modules. Like IMG's application modules, these suites have well-defined APIs and can be rapidly deployed in existing operations support systems (OSS).

     Application Modules

     In cases where a service provider desires to implement a modular approach to its OSS, or needs to upgrade or replace a specific part of its OSS capability with a convergent software solution, Convergys offers a variety of application modules. Convergys application modules support distinct business functions with robust performance and well-documented APIs, and are designed to be easily integrated into a client's existing OSS environment or with IMG application suites and end-to-end products. For example, the highly flexible and convergent rating and billing application module, Geneva(TM) Active Revenue Management, reduces time to market and achieves cost efficiencies through highly configurable applications rather than time-consuming or costly customizations. Other examples of Convergys' application modules include Convergys Mediation Manager, which provides a simplified and standardized interface for the acquisition of billing data, and Convergys Activation Manager, which provides an activation gateway that isolates clients' billing functions from network complexities. Using IMG modules, clients can build upon their initial investments with Convergys to enhance continually their OSS capabilities.

IMG provides its software products in one of three delivery modes: outsourced, licensed or build-operate-transfer (BOT). In the outsourced delivery mode, IMG provides the billing services by running its software in one of its world class data centers. In the licensed delivery mode, the software is licensed to clients who prefer to perform billing and customer care internally. Finally, the BOT delivery mode entails IMG implementing and initially running its software in the client's data center with the option of turning the operation of the center over to the client at a future date.

In addition to the end-to-end products described above, the Company also provides outsourced billing services using legacy applications (i.e., Macrocell, Cellware, Cablemaster/(R)/) that have been customized to meet specific needs of clients.

During 2001, 59% of IMG's revenues were for outsourced data processing services generated from recurring monthly payments from its clients based upon the number of client subscribers or bills processed by IMG in its data centers. Professional and consulting services for software maintenance and enhancements, a majority of which are based on hourly fees for work performed, accounted for approximately 20% of IMG's 2001 revenues.

IMG's remaining revenues were primarily from software license arrangements, international and other miscellaneous services. International revenues consist of a mix of professional and consulting and license and other revenues.

  CMG
  ---
CMG provides comprehensive, outsourced customer management and employee care services for its clients utilizing its advanced information systems capabilities, human resource management skills and industry experience. CMG's dedicated services include:

         Customer Service
         ----------------
         CMG handles customer contacts that range from initial product information requests to customer retention initiatives. These customer service calls involve a variety of activities including gathering and analyzing customer information; describing product features, capabilities and options; activating customer accounts or renewing service; processing a product or service sale; and resolving complaints and billing inquiries.

         Technical Support
         -----------------
         CMG answers technical support inquiries for consumers and business customers. Technical support ranges from simple product installation or operating assistance for a variety of software and hardware products to highly complex issues such as systems networking configuration or software consultation.

         Sales Account Management
         ------------------------
         For certain of its clients' business customers, CMG serves as a telephone-based sales force that can provide more frequent and cost-effective account coverage than would be possible with a traditional in-field sales force. CMG is responsible for managing the entire customer relationship including obtaining current orders, increasing purchase levels, introducing new products, implementing product initiatives and handling all inquiries related to products, shipments and billing.

         Employee Care
         -------------
         CMG provides its clients an outsourcing solution that allows them to deliver world class human resource and benefits administration services efficiently to their employees (active and retired). CMG's services support human resource activities that span the lifecycle of an employee, including recruiting, hiring and staffing; annual benefits enrollment and ongoing benefits administration; defined benefit and defined contribution administration; payroll administration and payroll processing; mergers and acquisitions; general human resource and payroll inquiries.

         Convergys' fully integrated Employee Service Centers provide its clients' employees with a single point of contact in order to access information, ask questions and enroll in various benefit programs. Technologies such as the Internet, interactive voice response (IVR), computer telephony integration (CTI) and knowledge-based management
         (KBM) help create a virtual human resources department that provides employees the information they need, when they need it. Our employee self-service capabilities enable employees to access their human resource information and perform various transactions 24 hours a day.

While CMG does provide traditional teleservices, the vast majority of its revenues relate to dedicated services. Although traditional teleservices programs require technological capabilities, systems scale and human resource expertise similar to dedicated services, they are generally short-term and require less experience within the client's industry.

CMG generally receives a fee based on staffing hours or number of calls handled by the customer service representatives assigned to a program. Per hour or per call charges for dedicated services are usually higher than charges for traditional teleservices due to the higher level of training and value-added activity associated with dedicated services. Supplemental revenues can sometimes be earned depending on service levels or achievement of certain performance measurement targets. These supplemental revenues are recognized by the Company only after it has achieved the required measurement target. Additional fees are charged for service enhancements or system upgrades requested by clients. Employee care services are generally billed on a rate per client employee or a flat monthly rate.

Clients

  IMG

IMG generally has long-term relationships and multi-year contracts with its clients. In many cases, IMG is the client's exclusive provider of billing services or the contract requires the client to fulfill minimum annual commitments. IMG's billing and customer management software platforms process billing information for monthly customer statements for approximately 40% of U.S. wireless subscribers. At December 31, 2001, IMG's wireless billing clients included AT&T Wireless, Sprint, Orange France, Telecorp, Telepak, Verizon, ALLTEL, Cingular, Cincinnati Bell Wireless, Triton and Telesp Celular (Brazil). IMG's clients licensing the Geneva Active Revenue Management software included British Telecom, Vodacom, Energis, SWIFT, Caudwell, Connect, Slovak Telecom, Xfera, Ola Internet, FirstMark Communications France and Zalto.

IMG provides cable and direct broadcast satellite billing services both domestically and internationally. IMG's cable billing systems also support bundled telephone and entertainment services provided by cable television system operators in the U.S. and Europe. At December 31, 2001, U.S. cable clients served by IMG included AOL Time Warner, Cox Communications, Comcast, AT&T Broadband, RCN and Insight Communications. International cable clients served by IMG included Telewest, NTL, ONO (a Callahan affiliate), ISH, Chorus, Deutsche Telekom, KabelNet, TeleKabel, PTK, ITV, Telstra, Cablemas and Tevel.

  CMG

CMG principally focuses on developing long-term strategic outsourcing relationships with large clients in the communications, technology and financial services industries. CMG focuses on clients in these industries because of the complexity of services required, the anticipated growth of their market segments and their increasing need for more cost effective customer management services. A representative listing of clients for which CMG provides a full range of customer management services includes AT&T, AT&T Wireless, DIRECTV, Microsoft, SBC Communications, Federal Express, American Express, Sprint,

Telecorp and Procter & Gamble. The Company provides technical support services to leading technology companies such as Microsoft, Dell, Broadwing, Hewlett-Packard, Nortel, Prodigy and Compaq. The Company provides employee care services to clients such as AT&T, Lucent, General Electric, Toys "R" Us and Bristol-Myers Squibb.

Operations

The Company operates two data centers in Orlando, Florida and Cincinnati, Ohio comprising approximately 150,000 square feet of space. Over 100,000 terminals are connected via 60 external networks to the Company's data centers. Over 350 data center operations and production support employees service the Company's data centers.

The Company's technologically advanced data centers provide twenty-four hour per day, seven day a week availability (with redundant power and communication feeds and emergency power back-up supplied by diesel and turbine generators) and are designed to withstand most natural disasters. Over 40 million bills are processed on a monthly basis from the Company's mainframe and open systems facilities. The facility infrastructure includes approximately 4,600 MIPS (millions of instructions per second) mainframe capacity, over 400 production servers and over 200 terabytes (trillion bytes) of information and provides back-up capacity in the unlikely event that any one data center becomes inoperative.

The Company operates 47 contact centers with twenty-four hour per day, seven day a week availability, averaging approximately 75,000 square feet per center with over 23,000 available production workstations.

The capacity of the Company's data center and contact center operations, coupled with the scalability of its billing and customer management systems, enable the Company to meet initial and ongoing needs of large-scale and rapidly growing projects. By employing the scale and efficiencies of common application platforms, the Company is able to provide client-specific enhancements and modifications without incurring many of the costs of a full custom application. This allows the Company to position itself as a value-added provider of billing and customer support products and services.

Technology, Research & Development

The Company intends to continue to emphasize the design, development and deployment of scalable information and customer management systems to increase its market share, both domestically and internationally. During 2001, the Company spent $115.9 million for research and development to advance the functionality, flexibility and scalability of its products and services. The result of this investment led to the following recent IMG product enhancements:

     Atlys /(R)/ Releases 7.0 and 8.0

     Atlys Release 7.0 added many feature enhancements that are key to a wireless operator's competitiveness as GPRS and 3G networks and services are deployed. They permit the operator to accelerate the revenues associated with delivering next-generation services, while increasing usability and speed of implementation. Additionally, they provide stability for both maintaining and creating subscriber relationships via more extensive marketing retention and up-selling programs. In February 2002, the Company announced the availability of Atlys Release 8.0. This enhanced version provides operators with multinetwork support to enhance their movement from 2G to 2.5G/3G services. This release also provides users with advanced prepaid support and open APIs for improved customer relationship management.

     Geneva/(TM)/ Release 5.0

     Geneva version 5.0 addresses the needs of Geneva's expanding base of Tier 1 clients with significant new functionality and enhancements to the software's capability. In particular, Geneva's ability to integrate pre- and post-paid accounts enables operators to bundle and deliver innovative content, commerce and communications services and discounts to all customers, irrespective of payment option.

     ICOMS Release 4.7

     The latest ICOMS release incorporates numerous market-driven enhancements including powerful new self-care and graphical user interface (GUI) capabilities that help cable/broadband operators improve subscriber service and reduce billing and customer care costs. ICOMS 4.7 provides the ability to minimize or eliminate routine service calls. Expanded interactive voice response (IVR) functionality allows subscribers greater self-care capabilities.

     Catalys/(R)/ Release 7.0

     The latest Catalys release added key functionality including integrated advanced collections capability and support of enhanced usage-based rating and billing for Internet service providers utilizing Cisco and Lucent gateways. The integrated collections functionality facilitates customer payments and helps manage overdue accounts and bad debt within the Catalys solution. This release also expands upon Catalys' Web self-care, real-time technical support, tiered/dual-pass rating, event rating and wholesale/retail billing functionality.

The Company's customer management contact centers employ advanced technology that integrates digital switching, intelligent call routing and tracking, proprietary workforce management systems, proprietary software systems, interactive voice response techniques, computer telephony integration and relational database management systems. This technology enables the Company to improve its call handling and personnel scheduling, thereby increasing its efficiency and enhancing the quality of the services it delivers to its clients and their customers. The Company also provides services using electronic media such as e-mail and the Internet.

The Company's intellectual property consists primarily of proprietary business methods and software systems protected under copyright law, U.S. patents and applications for U.S. and foreign patents, and trademarks and service marks that are registered or pending in the U.S. Patent and Trademark Office as well as registered or pending registration under the laws of more than 50 foreign countries.

Employees

The Company employs approximately 46,000 people, 41,600 of whom work for CMG, 3,800 of whom work for IMG, with the remainder working in various corporate functions.

Competition

The industries in which the Company operates are extremely competitive. The Company's competitors include (i) existing clients and potential clients with substantial resources and the ability to provide billing and customer management capabilities internally; (ii) other billing software and/or services companies such as Amdocs, CSG Systems International, DST Systems, Portal Software and SchlumbergerSema (a unit of Schlumberger Limited); (iii) other customer management companies, such as APAC Teleservices, SITEL Corporation, Sykes International, TeleTech Holdings and West Teleservices Corporation; and (iv) other employee care companies such as Hewitt Associates, Towers Perrin, Mellon Financial Corporation, Exult, Fidelity, CitiStreet, Accenture and ePeopleServe. In addition, niche providers or new entrants could capture a segment of the market by developing new systems or services that could impact the Company's market potential.

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

Cellular Limited Partnership Interest

The Company owns a 45% limited partnership interest in the Cincinnati SMSA Limited Partnership, a provider of cellular telecommunications business in central and southwestern Ohio and northern Kentucky (the Cellular Partnership). The population of the territory served by the Cellular Partnership is in excess of 5 million persons, and the Company's proportionate share of this cellular market represents approximately 2.3 million POPs. The Company accounts for the partnership interest under the equity method of accounting. In 2001, the Company's equity in earnings of the Cellular Partnership was $6.4 million and the Company received $37.1 million in cash distributions of Cellular Partnership earnings.

Cingular Wireless LLC is the general partner and a limited partner in the Cellular Partnership with a combined partnership interest of approximately 53%. The Cellular Partnership conducts its operations as a part of the Cingular Wireless joint venture between the wireless units of SBC Communications and BellSouth Corporation. The Cellular Partnership Agreement authorizes the general partner to conduct and manage the business of the Partnership. The Company, as a limited partner, is generally prohibited from taking part in, or interfering with, the day to day management of the Cellular Partnership by the general partner. Limited partners are entitled to their percentage share of income and cash distributions.


Item 2.  Properties

The Company leases space for offices, data centers and contact centers on commercially reasonable terms. Domestic facilities are located in Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. International facilities are located in Brazil, Canada, England, France, Germany, India, Israel, Japan, the Netherlands,

Portugal, Singapore, Spain and Sweden. Upon the expiration or termination of any such leases, the Company could obtain comparable office space. IMG also leases some of the computer hardware, computer software and office equipment necessary to conduct its business. The Company believes that its facilities and equipment are adequate and have sufficient productive capacity to meet its current needs.

The property of the Company is principally computer and communications equipment and software that does not lend itself to description by character and location of principal units. Other property of the Company is principally buildings and leasehold improvements.


Item 3.  Legal Proceedings

None.


Item 4.  Submission of Matters to a Vote of the Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2001.

Executive Officers of the Registrant

The following information is included in accordance with the provisions for Part III, Item 10:

Name                       Age                            Title
----                       ---                            -----
                     (as of 2/28/02)

James F. Orr (a)           56              Chairman of the Board,
                                           President and Chief Executive Officer

William H. Hawkins         53              General Counsel and Secretary

David F. Dougherty         45              Chief Development Officer

Steven G. Rolls            47              Chief Financial Officer

Robert J. Marino           54              President of IMG

Ronald E. Schultz          47              President of CMG

(a) Member of the Board of Directors and Executive Committee

Officers are elected annually, but are removable at the discretion of the Board of Directors.

JAMES F. ORR, Chairman of the Board since April 25, 2000; Chief Executive Officer of the Company since May 8, 1998; Chief Operating Officer of Cincinnati Bell Inc. (CBI), 1996-1998.

WILLIAM H. HAWKINS, General Counsel and Secretary of the Company since June 1, 2001; Associate General Counsel and Secretary of the Company, 2000-2001; Partner of Frost & Jacobs, 1977-2000 (Chairman of Executive Committee, 1997-2000).

DAVID F. DOUGHERTY, Chief Development Officer of the Company since June 1, 2000; President of CMG, 1995-2000.

STEVEN G. ROLLS, Chief Financial Officer of the Company since June 1, 1998; Vice President and Controller of The BF Goodrich Company, 1993-1998.

ROBERT J. MARINO, President of IMG since 1996.

RONALD E. SCHULTZ, President of CMG since June 1, 2000; Chief Operating Officer of CMG, 1995-2000.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

Convergys Corporation (symbol: CVG) common shares are listed on the New York Stock Exchange. As of January 31, 2002, there were 19,564 holders of record of the 172,531,425 outstanding common shares of the Company. The high, low and closing prices of its common shares for each quarter in 2001 and 2000 are listed below:

Quarter                    1st             2nd           3rd          4th
--------------------------------------------------------------------------------
2001     High             $50.250        $44.350       $32.870      $38.500
         Low              $30.330        $27.800       $25.140      $24.460
         Close            $36.070        $30.250       $27.750      $37.490


2000     High             $42.063        $51.922       $55.438      $52.250
         Low              $26.625        $30.500       $35.688      $30.750
         Close            $38.688        $51.875       $38.875      $45.312

The Company did not declare any dividends during 2001 or 2000 and does not anticipate doing so in the near future.

Item 6.  Selected Financial and Operating Data

   (Amounts in Millions Except Per Share Amounts)          2001         2000        1999          1998         1997
   ----------------------------------------------------------------------------------------------------------------
   Results of Operations (1) (2)
   Revenues.......................................    $2,320.6      $2,196.6     $1,784.9     $1,457.3      $ 991.9
   Costs and expenses before special items........     1,954.2       1,876.0      1,540.8      1,275.1        842.8

   Operating income before special items..........       366.4         320.6        244.1        182.2        149.1
   Special items (3) (5)..........................        89.8          --            8.9         42.6         35.0

   Operating income...............................       276.6         320.6        235.2        139.6        114.1
   Equity in earnings of Cellular Partnership (4).         6.4          20.5         20.0         25.1         14.7
   Other income (expense), net (5)................        (8.1)          2.2          0.3         (0.4)         7.4
   Interest expense...............................       (20.0)        (33.1)       (32.5)       (33.9)        (5.4)

   Income before income taxes.....................       254.9         310.2        223.0        130.4        130.8
   Income taxes...................................       116.1         121.0         85.9         49.5         44.1

   Net income.....................................    $  138.8      $  189.2     $  137.1     $   80.9      $  86.7

   Earnings per share: (6)
      Basic.......................................    $   0.82      $   1.13     $   0.84     $   0.53      $  0.59
      Diluted.....................................    $   0.80      $   1.09     $   0.81     $   0.52      $  0.59
   Weighted average common shares outstanding:
      Basic.......................................       169.4         167.6        162.7        154.0        147.0
      Diluted.....................................       174.4         174.2        168.9        155.2        147.0
   Financial Position
   Total assets...................................    $1,742.9      $1,804.1     $1,605.4     $1,456.0      $ 658.1
   Total debt.....................................       133.5         292.0        298.8        467.0         66.1
   Shareholders' equity...........................     1,226.6       1,124.0        943.7        733.9        433.5

   Other Data

  Cash provided (used) by:
    Operating activities (7)......................    $  334.7     $   188.7    $   462.0    $   147.1      $ 127.8
    Investing activities..........................      (150.4)       (214.2)      (278.0)      (759.3)       (75.2)
    Financing activities..........................      (192.5)         29.4       (144.6)       613.7        (51.6)
  Free cash flows (8) ............................       316.2          46.1        154.7         52.7         66.5
  EBITDA (9)......................................       549.1         503.2        407.5        309.0        225.0
  Operating margin (excluding special items)......        15.8%         14.6%        13.7%        12.5%        15.0%

(1) The accompanying consolidated financial and operating data for all prior periods have been restated to include the results of Geneva Technology Ltd. (Geneva), which was acquired (on April 6, 2001) in a business combination accounted for as a pooling-of-interests.
(2) Prior to the April 6, 2001 acquisition of Geneva by Convergys Corporation (the Company), Geneva had a fiscal yearend of May 31 and the Company had (and continues to have) a fiscal yearend of December 31. As a result, the pooled data presented above for 1997 through 1999 includes Geneva's May 31 fiscal year data in combination with the Company's preceding December 31 data. In connection with the acquisition, Geneva changed its fiscal yearend to December 31. Accordingly, the pooled data presented above for 2001 and 2000 includes both Geneva's and the Company's data on a December 31 yearend basis. Because of the difference in Geneva's fiscal yearends for 2000 and 1999, Geneva's data for the five months ended May 31, 2000 is included in the above information in both 1999 and 2000.
(3) See Notes 3 and 5 of Notes to Financial Statements for a discussion of special items in 2001 and 1999. Special items in 1998 relate to purchased research and development costs associated with a CMG acquisition. Special items in 1997 relate to a restructuring of CMG's operations.
(4) Equity in earnings of Cellular Partnership includes $12.4 ($7.8 after tax) for one-time charges recorded by the partnership during 1999.
(5) Other income (expense), net in 2001 includes a write-down of equity investments of $6.5 ($6.5 after tax). During 1999, other income (expense) included a $1.9 ($1.2 after tax) non-recurring investment gain.
(6) Earnings per share for all periods prior to the 1998 initial public offering have been calculated using the number of common shares outstanding immediately prior to the Company's initial public offering.

(7) Cash provided by operating activities in 2001, 2000 and 1999 was impacted by the amount of receivables sold under the Company's accounts receivable securitization. Excluding the impact of the securitization, cash provided by operating activities was $429.7 in 2001, $224.7 in 2000 and $311.0 in 1999.
(8) Free cash flows are not defined under generally accepted accounting principles and are calculated as cash flows from operations excluding the impact of the accounts receivable securitization less capital expenditures. Free cash flows are presented as an alternative measure of the Company's ability to generate cash flows.
(9) EBITDA is not defined under generally accepted accounting principles and is calculated as operating income before special items, plus depreciation and amortization expense and the Company's equity in the earnings of its investment in the Cellular Partnership. EBITDA is presented as an alternative measure of the Company's ability to generate cash flows.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     (Amounts in Millions Except Per Share Amounts)

     Background and Basis of Presentation

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

     The Company was formed in May 1998 as a wholly owned subsidiary of Cincinnati Bell Inc. (CBI). In July 1998, CBI contributed to the Company the two operating segments described in the preceding paragraph and the 45% interest in the Cellular Partnership. On August 13, 1998, approximately 10% of the common shares of the Company were issued to the public. On December 31, 1998, the remaining shares held by CBI were distributed to CBI shareholders.

     On April 6, 2001, Convergys acquired 100% of the outstanding shares and stock options of Geneva Technology Ltd. (Geneva), based in Cambridge, UK, for approximately 14.9 million shares of Convergys common stock and approximately 2.7 million Convergys stock options. Geneva is a provider of convergent billing software for the communications, e-commerce, utilities and on-line services industries. The transaction was accounted for under the pooling-of-interests method of accounting. Accordingly, the consolidated financial statements have been restated for all periods prior to the acquisition to reflect the combined results of both companies as if the acquisition had occurred as of the earliest period presented.

     Results of Operations

     Consolidated Results

                                                                              % Change                    % Change
                                                            2001      2000    01 vs. 00           1999    00 vs. 99
-------------------------------------------------------------------------------------------------------------------
      Revenues.......................................   $2,320.6  $2,196.6            6        $1,784.9          23

      Costs and Expenses:
      Costs of products and services.................    1,268.7   1,237.4            3         1,005.9          23
      Selling, general and administrative expenses...      393.3     374.2            5           298.2          25
      Research and development costs.................      115.9     102.0           14            91.8          11
      Depreciation...................................      125.5     111.5           13            86.7          29
      Amortization...................................       50.8      50.6           --            44.3          14
      Year 2000 programming costs....................         --       0.3           --            13.9          --
      Special items..................................       89.8        --           --             8.9          --
                                                        --------  --------                     --------
       Total costs and expenses......................    2,044.0   1,876.0            9         1,549.7          21
                                                        --------  --------                     --------

      Operating Income...............................   $  276.6  $  320.6          (14)       $  235.2          36

     2001 vs. 2000

     Revenues in 2001 totaled $2,320.6, a 6% increase over 2000. The revenue increase is attributable to growth at IMG. Operating expenses for 2001 totaled $1,954.2 excluding special items, a 4% increase over 2000, reflecting greater business volume, increased spending on sales and marketing, research and development activities and higher depreciation expense. Sales and marketing expenses increased as a result of the Company's continued focus on revenue growth. The increase in research and development spending reflects the Company's commitment to being the technology leader in communications billing. The increase in depreciation results from a full year of depreciation of new contact center facilities opened during 2000. Operating income excluding special items was $366.4 in 2001, a 14% increase from 2000. Excluding the 2001 special items, operating margin increased to 15.8% in 2001 from 14.6% in 2000.

     The Cellular Partnership earnings in 2001 were $6.4, a 69% decrease from 2000. The decrease was the result of lower subscriber levels and higher operating costs experienced by the partnership. Interest expense decreased 40% in 2001 as a result of significantly lower borrowings and decreased interest rates. The effective tax rate was 45.5% in 2001, up from 39.0% in 2000 due to the 2001 special items, which were not fully tax deductible. The effective tax rate excluding special items was 38.6% in 2001. Net income excluding special items was $215.5, or $1.24 per diluted share, a 14% increase compared to $189.2, or $1.09 per diluted share in 2000. Earnings per diluted share from core operations, which excludes special items and the non-core Cellular Partnership, increased 20% in 2001.

     As discussed more fully in Notes 3 and 5 to Notes to Financial Statements, the Company recorded several special items during 2001. The Company approved a plan to rationalize CMG's contact center capacity, resulting in a restructuring charge of $53.3. IMG recorded an impairment charge of $4.7 related to purchased software it does not intend to use. Relating to the Geneva Acquisition, the Company recorded $31.8 in non-recurring transaction and integration costs. Also included in non-operating expense was a $6.5 charge to reflect the permanent impairment of certain equity investments. Including these items, the Company reported 2001 operating income of $276.6, net income of $138.8 and diluted earnings per share of $0.80.

     2000 vs. 1999

     Revenues in 2000 totaled $2,196.6, a 23% increase from 1999, reflecting growth in both operating segments. Operating expenses for 2000 totaled $1,876.0, a 22% increase over 1999, excluding special items recorded in 1999. Operating income was $320.6 in 2000, a 31% increase over 1999, excluding special items. Excluding the 1999 special items, the Company's operating margin increased to 14.6% in 2000 from 13.7% in 1999.

     The Cellular Partnership earnings in 2000 were $20.5, a 37% decrease from 1999, excluding special charges recorded by the partnership in 1999. The decrease in Cellular Partnership earnings was the result of increased competition in the partnership's market, which led to a decrease in subscriber levels and an increase in operating costs during the year. Interest expense increased 2% in 2000 over 1999 as a result of higher interest rates partially offset by lower average borrowing levels. The effective tax rate was 39.0% in 2000, up slightly from 38.5% in 1999. Net income was $189.2, or $1.09 per diluted share, a 26% increase compared to $150.0 or $0.89 per diluted share in 1999, excluding the 1999 special items.

     The Company recorded special items in 1999, which included $6.9 in facility and staff organization consolidation costs and $2.0 for expensing in-process research and development costs from an acquisition. Other income in 1999 included a $1.9 special item for a non-recurring investment gain. Income from the Cellular Partnership in 1999 was reduced $12.4 by special items recorded by the partnership related to the acquisition of Ameritech, the partnership's former general partner, by SBC Communications, Inc. Including these special items, the Company reported 1999 operating income of $235.2, net income of $137.1 and diluted earnings per share of $0.81.

     Information Management Group

                                                                               % Change                    % Change
                                                            2001      2000    01 vs. 00           1999    00 vs. 99
-------------------------------------------------------------------------------------------------------------------
      Revenues:
      Data processing................................     $543.6    $486.1           12          $418.0          16
      Professional and consulting....................      184.0     153.5           20           141.1           9
      License and other..............................       60.3      53.6           13            41.7          29
      International..................................      138.0     107.9           28            73.2          47
                                                          ------    ------                       ------
      External revenues..............................      925.9     801.1           16           674.0          19
      Intercompany revenues..........................       12.0      17.7          (32)           35.1         (50)
                                                          ------    ------                       ------
       Total revenues................................      937.9     818.8           15           709.1          15

      Costs and Expenses:
      Costs of products and services.................      446.3     410.5            9           365.7          12
      Selling, general and administrative expenses...      133.2     106.5           25            83.6          27
      Research and development costs.................      103.8      86.6           20            72.6          19
      Depreciation...................................       38.7      39.3           (2)           30.4          29
      Amortization...................................       18.2      18.7           (3)           12.8          46
      Year 2000 programming costs....................         --       0.3           --             9.7         (97)
      Special items..................................        4.7        --           --             2.0          --
                                                          ------    ------                       ------
       Total costs and expenses......................      744.9     661.9           13           576.8          15
                                                          ------    ------                       ------

      Operating Income...............................     $193.0    $156.9           23          $132.3          19

     2001 vs. 2000

     IMG's 2001 external revenues were $925.9, a 16% increase over 2000. Data processing revenues increased 12%, primarily reflecting wireless subscriber growth of 33%. The increase in data processing revenues was partially offset by slower growth in wireline data processing revenues and by wireless clients' contractual rate reductions. Professional and consulting service revenues increased 20% in 2001 as a result of increased enhancement projects from two large wireless clients. License and other revenues increased $6.7 in 2001, reflecting growth from cable and broadband clients. International revenues increased $30.1 in 2001 as a result of increased sales of Geneva software, growth from cable clients and revenues generated from the implementation of Atlys, IMG's wireless billing system, at Orange France.

     IMG's costs of products and services increased 9% as a result of increased business volume. Selling, general and administrative expenses increased 25%, primarily as a result of increased focus on sales and marketing efforts. Research and development costs increased 20%, reflecting continued enhancements to Atlys; IMG's Internet protocol capabilities; ICOMS, the Company's cable/broadband billing software; and Geneva. Research and development spending on IMG's next-generation software framework also increased. IMG's operating income increased in 2001 by 26% to $197.7, excluding the 2001 special item. The operating margin increased to 21.4% in 2001 from 19.6% in 2000, excluding the 2001 special item. The 2001 special item represents a $4.7 impairment charge related to purchased software that the Company does not intend to use. Including the special item, IMG had operating income of $193.0.

     2000 vs. 1999

     IMG's 2000 external revenues were $801.1, a 19% increase over 1999. Data processing revenues increased 16%, reflecting wireless subscriber growth of 32%. The increase in data processing revenues was partially offset by contractual rate reductions and a decline in revenues from wireline clients. Professional and consulting service revenues increased 9% in 2000 as a result of increased enhancement requests from wireless clients, particularly in the second half of the year, partially offset by the expiration of a small Canadian wireless billing relationship at the beginning of the year. License and other revenues increased $11.9 in 2000, reflecting growth in the Company's cable billing operations. International revenues increased $34.7 in 2000, primarily as a result of revenues from the implementation of Atlys at Telesp Celular in Brazil and increased license and professional and consulting revenues from Geneva.

      IMG's costs of products and services increased 12% as a result of increased business volume. Selling, general and administrative expenses increased 27%, primarily as a result of increased focus on sales and marketing efforts. Research and development costs increased 19%, reflecting continued enhancements to Atlys and Geneva. Research and development spending on IMG's next-generation framework also increased in 2000. Amortization expense increased 46% from 1999, as a result of the acquisitions of Wiztec Solutions Ltd. (Wiztec) and Technology Applications Inc. in 1999. These increased costs and expenses were partially offset by a $9.4 reduction in Year 2000 programming costs. IMG's operating income increased in 2000 by 17% to $156.9, excluding the impact of the 1999 special item. The operating margin decreased slightly to 19.6% in 2000 from 19.9% in 1999, excluding the 1999 special item. The 1999 special item represents purchased software and development costs associated with the Wiztec acquisition. Including the special item, 1999 operating income was $132.3.

      Customer Management Group


                                                                                 % Change                     % Change
                                                            2001       2000      01 vs. 00        1999        00 vs. 99
------------------------------------------------------------------------------------------------------------------------
      Revenues:
      Communications.................................     $  882.8     $  919.8        (4)      $  699.8          31
      Technology.....................................        233.2        183.0        27          107.1          71
      Financial services.............................         74.0         86.2       (14)          94.4          (9)
      Other..........................................        204.7        206.5        (1)         209.6          (1)
                                                          --------     --------                 --------
         Total revenues..............................      1,394.7      1,395.5        --        1,110.9          26

      Costs and Expenses:
      Costs of products and services.................        834.4        844.6        (1)         675.3          25
      Selling, general and administrative expenses...        263.8        264.2        --          209.9          26
      Research and development costs.................         12.1         15.4       (21)          19.2         (20)
      Depreciation...................................         79.3         68.3        16           55.2          24
      Amortization...................................         32.6         31.9         2           31.5           1
      Year 2000 programming costs....................           --           --        --            4.2          --
      Special items..................................         53.3           --        --            6.9          --
                                                          --------     --------                 --------
         Total costs and expenses....................      1,275.5      1,224.4         4        1,002.2          22
                                                          --------     --------                 --------

      Operating Income...............................     $  119.2     $  171.1       (30)      $  108.7          57

      2001 vs. 2000

      CMG's 2001 revenues were $1,394.7, essentially flat compared to 2000. The lack of CMG revenue growth in 2001 reflects general weakness in the U.S. economy experienced throughout the year, which had an impact on clients' customer support spending, and reduced spending by AT&T and AT&T Wireless. These items offset significant growth from a number of other communications, technology and employee care clients who sought to outsource more services to CMG during 2001. Revenues from communications clients were $882.8, a 4% decrease from 2000, resulting from reduced spending by AT&T and AT&T Wireless, offset by increased services provided to DIRECTV and Sprint. Revenues from technology clients increased 27%, primarily due to increased services provided to Microsoft and Hewlett-Packard and contributions from acquisitions made in the second half of 2000 and in the first quarter of 2001. Revenues from financial services clients decreased by 14% as a result of reduced marketing activity in this sector caused by conditions in the U.S. economy. Other revenues decreased 1% from 2000 to $204.7, primarily as a result of general economic weakness offset by an increase in services provided to Federal Express and increased demand for outsourced employee care services.

      Excluding the 2001 special items, CMG's costs and expenses were $1,222.2 in 2001, essentially flat compared to 2000. Depreciation expense increased by $11.0 as a result of new contact centers opened in 2000 to support an anticipated increase in business volume. CMG's operating margin, excluding the 2001 special items, increased slightly to 12.4% from 12.3% in 2000. The operating margins in the second half of 2001, however, were below the comparable periods in 2000, reflecting the impact of lower revenues and excess capacity. The 2001 special items represent restructuring and impairment charges of $53.3 related to the rationalization of CMG's contact center capacity. The charges consist of $29.0 in costs associated with the closing of contact centers, $16.2 in asset impairment related to software that will not be deployed into those contact center operations and $8.1 to write-down investments in certain of CMG's European contact center operations. Included in the contact center closing costs is $6.4 of severance involving the elimination of approximately 550 employees in contact center operations and administrative functions. The Company substantially completed the closure of the contact centers during 2001 and expects to complete the employee reductions by the end of the third quarter of 2002. Including the special items, CMG had operating income of $119.2 in 2001.


      2000 vs. 1999

      CMG's 2000 revenues were $1,395.5, a 26% increase from 1999. Revenues from communications clients were $919.8, a 31% increase from 1999, resulting from growth of customer support services provided to AT&T, AT&T Wireless and DIRECTV. Revenues from technology clients increased 71% over 1999, reflecting increased revenues from Microsoft, Compaq and Hewlett-Packard. Revenues from financial services clients decreased 9%, primarily due to a drop in revenues from American Express. Other revenues remained relatively flat, decreasing 1%.

      CMG's costs of products and services and selling, general and administrative expenses grew at approximately the same rate as revenues in 2000, reflecting higher labor and facility costs to support increased volumes. Depreciation expense increased 24% as a result of the addition of fifteen new contact centers and approximately 5,600 workstations during 2000 to support the increased business volume. The higher costs and expenses were partially offset by lower research and development costs and Year 2000 programming costs. Operating income increased 48% in 2000, excluding a special item recorded in 1999. This increase resulted from the 26% revenue increase and an improvement in operating margins to 12.3% in 2000 from 10.4% in 1999. Margins in 2000 improved in each successive quarter from 12.0% in the first quarter to 12.5% in the fourth quarter as a result of continuous improvement and cost control efforts.

      The 1999 special item represented a $6.9 restructuring and impairment charge to consolidate CMG's data center activities into an IMG data center, to combine certain staff organizations with those of IMG and for the impairment of certain software. Included in this charge was $1.3 for the severance of approximately 45 employees, with most of the severed employees being associated with the closed data center. The restructuring activities were substantially completed during 2000.

      Client Concentration

      The Company's four largest clients accounted for 53.6% of its revenues in 2001, down slightly from 54.2% in 2000. The risk posed by this revenue concentration is reduced by the long-term contracts the Company has with its largest clients. AT&T, the Company's largest client at 19.9% of revenues in 2001, is principally served under long-term information and customer management contracts that expire in 2006. The Company serves AT&T Wireless, its second largest customer with 16.8% of 2001 revenues, under contracts that expire in 2006 and 2008. In January 2001, the Company announced that IMG's contract with Sprint, the Company's third largest client with 10.6% of 2001 revenues, was extended through December 31, 2004. IMG's extended contract with Sprint provides for rate reductions, which will impact the Company's data processing revenue growth beginning in the first quarter of 2002. DIRECTV, the Company's fourth largest client in 2001, is served by CMG under a contract that expires at the end of 2003. Volumes under certain of the Company's long-term contracts with its four largest clients are subject to variation based, among other things, on the clients' spending on outsourced customer support and subscriber levels.

Financial Condition, Liquidity and Capital Resources

                                            2001              2000              1999
                                            ----              ----              ----
      Cash flows from operations            $334.7(a)        $188.7(a)         $462.0(a)
      Capital expenditures                   113.5            178.6             156.3
      Net debt (b)                           112.4            357.7             404.4

      (a) Includes the impacts of the accounts receivable securitization. Excluding the impacts of the securitization, cash flows from operations were $429.7 in 2001, $224.7 in 2000 and $311.0 in 1999.

      (b) Defined as outstanding debt plus net accounts receivable securitization proceeds less cash and cash equivalents.

      Operating cash flows have historically been more than sufficient to fund the Company's cash needs, other than for very large acquisitions. Historically, acquisitions have been financed with a combination of borrowings and operating cash flows. 2001 was a record year for the Company's cash generation, with free cash flows totaling $316.2 compared to $46.1 in 2000 and $154.7 in 1999. Earnings growth, strong receivables collection, reduced capital spending and $37.1 in cash distributions from the Cellular Partnership all contributed to the strong cash flow. Cash generated in 2001 was partially used to pay down debt, as net debt was reduced by $245.3 to $112.4 during the year. The Company's borrowing facilities include two revolving credit facilities that expire in November 2002, one with $100 in borrowing capacity and the other with a $250 borrowing capacity, and $100 in notes which expire in September 2002. The Company also has a $150 accounts receivable securitization agreement, under which it had sold $20.0 in accounts receivable at December 31, 2001. Under this facility, the Company effectively borrows at a 2.1% commercial paper rate. The Company anticipates that future operating cash flows, its available credit under existing facilities and its access to capital markets will be sufficient to meet future capital needs.

      The Company is a party to a financing transaction related to its office complex in Orlando, Florida, which was constructed for total costs of approximately $65. Under the terms of the financing transaction, which was structured as a synthetic lease, a special purpose trust owns the office complex and leases it to the Company. No Company employee or director holds any ownership interest in the trust. The lease has an initial term of three years, with two one-year renewal options. As the initial term expired at the end of 2001, the Company exercised the first one-year renewal option and anticipates that it will elect to exercise the second. The Company's lease payment includes a variable interest component, but the Company has effectively converted it to a fixed rate of 4.49% through an interest rate swap with a nominal value of $65.

      As the lease qualifies as an operating lease and the bank, the owner of the special purpose trust, has made a substantive residual equity investment, neither the related assets nor obligations are reflected in the Company's balance sheet and the related costs are reported as rent expense. Furthermore, the lease agreement provides that the Company's maximum obligation, including the guaranteed residual value, will not be greater than 89.9% of the total construction costs. As of December 31, 2001, the assets and liabilities of the special purpose trust were comprised primarily of the office complex and $65 bank debt used to fund the construction of the office complex.

      In connection with these financing transactions, the Company has made a residual value guarantee for the leased property equal to 85% of the financing, or $55.

      The following summarizes the Company's contractual obligations at December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

                                                             Less Than                    After
      Contractual Obligation                     Total        1 Year       1-3 Years     3 Years
      ----------------------                     -----        ------       ---------     -------

      Long-term debt                             $133.5       $129.9          --         $  3.6
      Operating leases                           $393.7       $103.0        $141.6       $149.1
                                                 ------       ------        ------       ------

      Total                                      $527.2       $232.9        $141.6       $152.7

      Balance Sheet

      Adjusting for a $95.0 reduction in the balance of receivables sold under the Company's accounts receivable securitization program, accounts receivable decreased $77.1 from December 31, 2000 to December 31, 2001, reflecting significantly improved collections during 2001. Excluding the effects of the securitization, days sales outstanding decreased by 11 days during 2001 to 68 days. Treasury stock increased $67.1 during 2001, reflecting the Company's repurchase of approximately 2.6 million shares in September and October for a total cost of $68.3.

      Year 2000 Programming

      The Company initiated a program in 1995 to identify and address issues associated with the ability of its date-sensitive information and business systems and equipment to recognize the Year 2000 properly. Given its reliance on its information and business systems, the Company's Year 2000 efforts primarily focused on information technology systems. No costs associated with this effort were incurred in 2001. The Company incurred $0.3 and $13.9 in expenses during 2000 and 1999, respectively, in order to prepare for the Year 2000. The Company has not experienced any significant problems associated with the date change and does not expect to incur any additional Year 2000 costs other than for routine monitoring and testing of continued compliance. While the Company does not anticipate any significant problems regarding the Year 2000, there can be no assurance that problems will not arise in the future.

      Critical Accounting Policies

      Revenue Recognition

      For certain IMG contracts, the Company recognizes professional and consulting and/or software license revenues using the percentage of completion method of accounting by relating contract costs incurred to date to total estimated contract costs at completion. This method of accounting relies on estimates of total expected contract revenues and costs. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the terms of the contracts, recognized revenues are subject to revisions as the contracts progress to completion. Revisions in estimates are reflected in the period in which the facts that give rise to a revision become known. Accordingly, favorable changes in estimates result in additional revenue recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenues. When estimates indicate a loss under a contract, a provision for such loss is recorded as a component of the costs of providing services. As work progresses under a loss contract, revenues continue to be recognized, and a portion of the contract loss incurred in each period is charged to the contract loss reserve.

      Goodwill

      At December 31, 2001, the Company had goodwill and intangible assets resulting from acquisitions with a net carrying value of $704.9. Goodwill and other intangibles are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying value. This evaluation is based on various analyses, including cash flow and profitability projections. As disclosed in Note 2 of Notes to Financial Statements, the Company is required to implement the new accounting guidance for goodwill and other intangible assets in the first quarter of 2002, which requires an initial and annual periodic evaluation of impairment. During January 2002, the Company completed the initial impairment tests of goodwill as of January 1, 2002, which indicated that the Company had no goodwill impairment.

      Deferred Tax Assets

      As of December 31, 2001, the Company had operating and capital loss tax carryforwards of $136.0 with a related tax benefit of $44.5. For those tax carryforwards, where the Company has concluded that it is more likely than not that these loss carryforwards will not be utilized, the Company has provided a valuation allowance which amounted to $38.3 as of December 31, 2001. Including the tax loss carryforwards and the related valuation allowance, the Company had a net deferred tax asset of $36.5. Based on the Company's estimates of future taxable income, which were based on the same assumptions and projections utilized in the Company's long-term plans, and the short-term nature of many of the deferred tax assets included in the $36.5, the Company believes that it is more likely than not that the net deferred tax asset will be utilized.

      Market Risk

      The Company derived approximately 9% of its 2001 consolidated revenues from outside of North America. The Company's activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. The Company's risk management strategy includes the use of derivative instruments to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. In using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, the Company exposes itself to some counterparty credit risk. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to perform fully under the terms of the agreements and by diversifying the number of financial institutions with which it enters into such agreements.

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

      The Company is exposed to market risk from its variable rate borrowings. At December 31, 2001, the Company had $129.9 in outstanding variable rate borrowings and had sold $20.0 in accounts receivable on a variable rate basis. The Company entered into an interest rate swap agreement to effectively fix the interest rate for $100 of variable rate borrowings. The swap agreement exposes the Company to credit risk in the event the counterparty could not perform under the agreement. The Company managed this risk by entering into the interest rate swap agreements with a highly rated financial institution. Based upon the Company's exposure to variable rate borrowings, a one percent point change in the weighted average interest rate would change the Company's annual interest expense by approximately $0.5.

      Fluctuations in Quarterly Results

      The Company has experienced, and in the future could experience, quarterly variations in revenues as a result of a variety of factors, many of which are outside the Company's control. These factors include: economic cycles, the timing of new contracts, the timing of increased expenses incurred in support of new business, the timing and frequency of client spending for system enhancement requests, the timing of contractual rate reductions triggered by subscriber growth or the passage of time and the seasonal pattern of the CMG business.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The information required by Item 7A is included in Item 7 on pages 23 and 24 of this Form 10-K.


Item 8.  Financial Statements and Supplementary Data

     Beginning on page 26 and continuing through page 47 are the consolidated financial statements with applicable notes and the related Reports of Independent Accountants, and the supplementary financial information specified by Item 302 of Regulation S-K.

      Report of Management


      Management is responsible for the preparation of the consolidated financial statements and all related information appearing in this Annual Report. The consolidated financial statements and notes have been prepared in conformity with generally accepted accounting principles and include certain amounts, which are estimates based upon currently available information, and management's judgment of current conditions and circumstances.

      To provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that accounting records are reliable for preparing financial statements, management maintains a system of accounting and other controls, including an internal audit function. Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of circumvention or overriding of controls and, therefore, can provide only reasonable assurance with respect to financial statement presentation. The system of accounting and other controls is improved and modified in response to changes in business conditions and operations and recommendations made by the independent accountants and the internal auditors.

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

      Convergys engaged Ernst & Young LLP, independent accountants, in 2001 to audit the consolidated financial statements in accordance with generally accepted auditing standards, which include consideration of the internal control structure. Their report appears on the following page.


      /s/ Steven G. Rolls            /s/ Andre S. Valentine
      -------------------            ----------------------
      Steven G. Rolls                Andre S. Valentine
      Chief Financial Officer        Chief Accounting Officer

Report of Independent Accountants

      The Board of Directors and Shareholders of Convergys Corporation

      We have audited the consolidated balance sheet of Convergys Corporation as of December 31, 2001, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


      In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convergys Corporation at December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.





      /s/ Ernst & Young LLP
      ---------------------
      Ernst & Young LLP
      Cincinnati, Ohio
      February 4, 2002

Report of Independent Accountants

      To the Board of Directors and Shareholders of Convergys Corporation:

      In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Convergys Corporation and its subsidiaries at December 31, 2000 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Convergys Corporation with Geneva Technology Ltd. on April 6, 2001 in a transaction accounted for as a pooling-of-interests, as described in Note 1, to the consolidated financial statements. We did not audit the financial statements of Geneva Technology Ltd., which statements reflect total assets of $40.1 million as of December 31, 2000 and the total revenues of $34.1 million and $22.0 million for each of the two years in the period ended December 31, 2000. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Geneva Technology Ltd., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.





      /s/ PricewaterhouseCoopers LLP
      ------------------------------
      PricewaterhouseCoopers LLP
      Cincinnati, Ohio
      February 12, 2001, except as to the pooling-of-interests with Geneva Technology Ltd., which is as of June 18, 2001

Consolidated Statements of Income

                                                                                      Year Ended December 31,
                                                                                -----------------------------------
   (Amounts in Millions Except Per Share Amounts)                                   2001          2000         1999
   ----------------------------------------------------------------------------------------------------------------
   Revenues..................................................................   $ 2,320.6    $ 2,196.6    $ 1,784.9
   Costs and Expenses:
      Costs of products and services.........................................     1,268.7      1,237.4      1,005.9
      Selling, general and administrative expenses...........................       393.3        374.2        298.2
      Research and development costs.........................................       115.9        102.0         91.8
      Depreciation...........................................................       125.5        111.5         86.7
      Amortization...........................................................        50.8         50.6         44.3
      Year 2000 programming costs............................................         --           0.3         13.9
      Purchased research and development costs...............................         --           --           2.0
      Restructuring and impairment charges...................................        58.0          --           6.9
      Acquisition and integration costs......................................        31.8          --           --
                                                                                ---------    ---------    ---------
         Total costs and expenses............................................     2,044.0      1,876.0      1,549.7
                                                                                ---------    ---------    ---------

   Operating Income..........................................................       276.6        320.6        235.2
   Equity in earnings of Cellular Partnership................................         6.4         20.5         20.0
   Other income (expense), net...............................................        (8.1)         2.2          0.3
   Interest expense..........................................................       (20.0)       (33.1)       (32.5)
                                                                                ---------    ---------    ---------

   Income before income taxes................................................       254.9        310.2        223.0
   Income taxes..............................................................       116.1        121.0         85.9
                                                                                ---------    ---------    ---------

   Net Income................................................................   $   138.8    $   189.2    $   137.1
                                                                                =========    =========    =========


   Earnings per common share:
      Basic..................................................................      $ 0.82       $ 1.13       $ 0.84
      Diluted................................................................      $ 0.80       $ 1.09       $ 0.81

   Weighted average common shares outstanding:
      Basic..................................................................       169.4        167.6        162.7
      Diluted................................................................       174.4        174.2        168.9

   The accompanying notes are an integral part of the financial statements.

Consolidated Balance Sheets

                                                                                                    at December 31,
    (Amounts in Millions)                                                                         2001         2000
-------------------------------------------------------------------------------------------------------------------
   Assets
   Current Assets
      Cash and cash equivalents...........................................................  $     41.1   $     49.3
      Receivables, net of allowances of $14.7 and $11.9...................................       413.6        395.7
      Deferred income tax benefits........................................................        31.9         28.1
      Prepaid expenses and other current assets...........................................        36.5         43.1
                                                                                            ----------   ----------
         Total current assets.............................................................       523.1        516.2

   Property and equipment, net............................................................       350.4        397.6
   Goodwill and other intangibles, net....................................................       704.9        740.2
   Investment in Cellular Partnership.....................................................        35.3         66.0
   Deferred charges.......................................................................        87.8         33.2
   Other assets...........................................................................        41.4         50.9
                                                                                            ----------   ----------
   Total Assets...........................................................................  $  1,742.9   $  1,804.1
                                                                                            ==========   ==========

   Liabilities and Shareholders' Equity
   Current Liabilities
      Debt maturing within one year.......................................................  $    129.9   $      0.6
      Payables and other current liabilities..............................................       362.5        370.8
                                                                                            ----------   ----------
         Total current liabilities........................................................       492.4        371.4

   Long-term debt.........................................................................         3.6        291.4
   Other long-term liabilities............................................................        20.3         17.3
                                                                                            ----------   ----------
         Total liabilities................................................................       516.3        680.1

   Commitments and Contingencies
   Shareholders' Equity
      Preferred Shares -- without par value, 5.0 authorized; none outstanding.............        --           --
      Common shares--without par value, 500.0 authorized;
       172.2 outstanding in 2001 and 169.7 in 2000........................................       206.0        206.0
      Additional paid-in capital..........................................................       590.4        549.5
      Treasury stock--2.8 shares in 2001 and 0.4 shares in 2000...........................       (68.9)        (1.8)
      Retained earnings...................................................................       517.9        379.1
      Accumulated other comprehensive loss................................................       (18.8)        (8.8)
                                                                                            ----------   ----------
         Total shareholders' equity.......................................................     1,226.6      1,124.0
                                                                                            ----------   ----------

   Total Liabilities and Shareholders' Equity.............................................    $1,742.9     $1,804.1
                                                                                            ==========   ==========

   The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows

                                                                                        Year Ended December 31,
                                                                                  ---------------------------------
   (Amounts in Millions)                                                            2001          2000         1999
   ----------------------------------------------------------------------------------------------------------------
   Cash Flows From Operating Activities:
      Net income.............................................................     $ 138.8     $  189.2     $  137.1
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization.......................................       176.3        162.1        131.0
         Deferred income tax expense (benefit)...............................         9.6         (8.9)       (20.9)
         Restructuring, impairment and integration costs.....................        45.2           --          6.9
         Purchased research and development costs............................          --           --          2.0
         Cellular Partnership distributions in excess of earnings............        30.7         13.4          2.2
         Income tax benefit from stock option exercises......................         7.8         14.2          6.7
         Proceeds from (repayments of) receivables securitization, net.......       (95.0)       (36.0)       151.0
      Changes in assets and liabilities, net of effects from acquisitions:
         Decrease (increase) in receivables..................................        77.1       (136.3)       (52.5)
         Decrease (increase) in other current assets.........................         6.6         (6.5)         4.9
         Decrease (increase) in deferred charges and other assets............       (68.6)       (25.7)        10.8
         Increase (decrease) in payables and other current liabilities.......       (11.4)        22.5         85.8
         Other, net..........................................................        17.6          0.7         (3.0)
                                                                                  -------     --------     --------

           Net cash provided by operating activities.........................       334.7        188.7        462.0

   Cash Flows From Investing Activities:
      Capital expenditures...................................................      (113.5)      (178.6)      (156.3)
      Acquisitions, net of cash acquired.....................................       (36.3)       (36.5)      (122.4)
      Other, net.............................................................        (0.6)         0.9          0.7
                                                                                  -------     --------     --------

           Net cash used in investing activities.............................      (150.4)      (214.2)      (278.0)

   Cash Flows From Financing Activities:
      Borrowings (repayments) of debt, net...................................      (158.5)        (6.8)      (168.1)
      Purchase of treasury shares............................................       (68.3)        (4.9)       (16.9)
      Issuance of treasury shares............................................         1.2         15.0           --
      Issuance of common shares..............................................        33.1         26.1         35.5
      Other, net.............................................................          --           --          4.9
                                                                                  -------     --------     --------

           Net cash provided by (used in) financing activities...............      (192.5)        29.4       (144.6)

   Net increase (decrease) in cash and cash equivalents......................        (8.2)         3.9         39.4
   Cash and cash equivalents at beginning of year............................        49.3         45.4          6.0
                                                                                  -------     --------     --------

   Cash and cash equivalents at end of year..................................     $  41.1     $   49.3     $   45.4

   Supplemental Cash Flow Information:
      Cash paid for interest.................................................     $  18.1     $   30.8     $   32.2
      Income taxes paid, net of refunds......................................     $ 101.6     $  129.5     $   87.0

   The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Shareholders' Equity and Comprehensive Income

                                      Number                                                        Accumulated
                                          Of            Additional                                        Other
                                      Common     Common    Paid-In      Treasury     Retained     Comprehensive
                                      Shares     Shares    Capital         Stock     Earnings     Income (Loss)     Total
    (Amounts in Millions)
--------------------------------------------------------------------------------------------------------------------------------
   Balance at December 31, 1998        163.2     $206.0     $477.8                    $ 52.9          $ (2.8)     $   733.9
      Issuance of common shares          4.6                  35.5                                                     35.5
      Repurchase of common shares                             (5.0)      $(11.9)                                      (16.9)
      Net income                                                                       137.1                          137.1
      Other comprehensive income                                                                        54.1           54.1
                                                                                                                  ---------

   Balance at December 31, 1999        167.8      206.0      508.3        (11.9)       190.0            51.3          943.7

      Adjustment to conform reporting
       periods of pooled entities        0.9                   4.7                      (0.1)                           4.6
      Issuance of common shares          1.0                  40.4         15.0                                        55.4
      Repurchase of common shares                             (4.7)        (4.9)                                       (9.6)
      Net income                                                                       189.2                          189.2
      Other comprehensive loss                                                                         (60.1)         (60.1)
      Amortization of stock-based
       compensation                                            0.8                                                      0.8
                                                                                                                  ---------

   Balance at December 31, 2000        169.7      206.0      549.5         (1.8)       379.1            (8.8)       1,124.0

    Issuance of common shares            2.5                  39.0          1.2                                        40.2
    Repurchase of common shares                                           (68.3)                                      (68.3)
    Net income                                                                         138.8                          138.8
    Other comprehensive loss                                                                           (10.0)         (10.0)
    Amortization of stock-based
       compensation                                            1.9                                                      1.9
                                                                                                                  ---------

   Balance at December 31, 2001        172.2     $206.0     $590.4       $(68.9)      $517.9          $(18.8)     $ 1,226.6


   The accompanying notes are an integral part of the financial statements.

Notes to Financial Statements
(Amounts in Millions Except Share and Per Share Amounts)

1.    Background and Basis of Presentation

      Convergys Corporation (the Company or Convergys) serves its clients through its two operating segments: (i) the Information Management Group
      (IMG), which provides outsourced billing and information services and software; and (ii) the Customer Management Group (CMG), which provides outsourced marketing, customer support and employee care services. The Company also has a 45% limited partnership interest in a cellular communications services provider in southwestern and central Ohio and northern Kentucky (the Cellular Partnership).

      The Company was formed in May 1998 as a wholly owned subsidiary of Cincinnati Bell Inc. (CBI). In July 1998, CBI contributed to the Company the two operating segments described in the preceding paragraph and the 45% interest in the Cellular Partnership. On August 13, 1998, approximately 10% of the common shares of the Company were issued to the public. On December 31, 1998, the remaining shares held by CBI were distributed to CBI shareholders.

      On April 6, 2001, Convergys acquired 100% of the outstanding shares and stock options of Geneva Technology Ltd. (Geneva), based in Cambridge, UK, for 14.9 million Convergys common shares and 2.7 million Convergys stock options (the Geneva Acquisition). Geneva is a provider of convergent rating and billing software for the communications, e-commerce, utilities and on-line services industries. The transaction was accounted for under the pooling-of-interests method of accounting. Accordingly, the consolidated financial statements have been restated for all periods prior to the acquisition to reflect the combined results of both companies as if the acquisition had occurred as of the earliest period presented.

2.    Accounting Policies

      Consolidation--The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries. The Cellular Partnership interest is accounted for under the equity method. All significant intercompany accounts and transactions are eliminated upon consolidation.

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

      Property and Equipment--Property and equipment is stated at cost. Depreciation is based on the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over a thirty-year life, software over a three- to five-year life and equipment generally over a three- to five-year life. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease. For property and equipment retired or sold, the gain or loss is recognized in other income.

      Software Development Costs--Research and development expenditures are charged to expense as incurred. The development costs of software to be marketed are charged to expense until technological feasibility is established, and capitalized thereafter, subject to assessment of realizability. Amortization of the capitalized amounts is computed using the greater of the sales ratio method or the straight-line method over a life of four years or less. At December 31, 2001 and 2000, all capitalized costs for software to be marketed were fully amortized.

      Internal Use Software--The Company follows Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use," that requires the capitalization of certain expenditures for software that is purchased or internally developed for use in the business. Amortization of internal use software begins when the software is ready for service and continues on the straight-line method generally over a three-year life.

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

      Revenue Recognition--IMG generates its revenues from three primary sources: data processing, professional and consulting services and license and other services. Data processing revenues consist of monthly fees for processing client transactions in IMG's data centers using IMG's proprietary software. Professional and consulting revenues consist of fees generated for installation, implementation, customization, project management and training services related either to the clients' use of IMG's software in IMG's data centers or in their own processing environments. License and other revenues consist of revenues generated from the sale of licenses to use IMG's proprietary software and related maintenance and support fees. IMG revenues are generally recognized in conformity with SOP 97-2, "Software Revenue Recognition," as amended, and SOP 81-1 "Accounting for Performance of Construction Type and Certain Production Type Contracts." Data processing revenues are recognized as services are performed on a rate per subscriber basis using rates that are detailed in the client contract. Professional and consulting service revenues are also recognized as the related services are performed. IMG's contracts call for professional and consulting services to be provided either on a time and materials basis or on a fixed fee basis. Revenues for professional and consulting services contracted on a time and materials basis are recognized based on the hours of service provided and the contracted hourly rates. Revenues for professional and consulting services contracted on a fixed fee basis are recognized under the percentage of completion method of accounting by relating contract costs incurred to date to total estimated contract costs at completion. Depending on the length of the contract and the extent of customer modification required, revenues from software licenses are recognized upon delivery and acceptance of the licensed software or under the percentage of completion method. Revenues for software maintenance and post-contract support are recognized over the related agreement period. Many of the Company's software license agreements include the delivery of the software and other elements. For these multiple element arrangements, the Company determines the fair value of each element based on specific objective evidence for that element and allocates total revenues from these arrangements to each element based on its fair value. The revenues associated with each element are recognized using the respective methodology discussed above. If no specific objective evidence of fair value exists for each element, revenues for the entire arrangement are recognized ratably over the license period.

      CMG revenues for outsourced customer management and employee care services are generally recognized as the related services are performed based on an hourly, per call or per employee rate detailed in the client contract.

      Currency Translation--Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated to U.S. dollars at yearend exchange rates. Revenues and expenses are translated at average exchange rates for the year. Translation adjustments are accumulated and reflected as adjustments to comprehensive income.

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

      Financial Instruments--The Company's risk management strategy includes the use of derivative instruments to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. In using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, the Company exposes itself to some counterparty credit risk. The Company currently uses cash flow hedges. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. The Company generally enters into forward exchange contracts expiring within one year as hedges of anticipated cash flows denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. Additionally, the Company enters into interest rate swap agreements to effectively fix the interest rates of variable rate borrowings.

      Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by two subsequent statements. Under this guidance, all derivatives, including foreign currency exchange contracts, are recognized in the balance sheet at fair value. Fair values for the Company's derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. On the date the derivative contract is entered into, the Company determines whether the derivative contract should be designated as a hedge. For derivatives that are designated as hedges, the Company further designates the hedge as either a fair value, cash flow, foreign currency fair value or foreign currency cash flow hedge. Changes in the fair value of derivatives that are highly effective as, and designated as, fair value hedges are recorded in the consolidated statement of income along with the loss or gain on the hedged asset or liability. Changes in the fair value of derivatives that are highly effective as, and designated as, cash flow hedges are recorded in other comprehensive income, until the underlying transactions occur. Changes in the fair value of derivatives that are highly effective as, and designated as, foreign currency fair value hedges are recorded in the consolidated statement of income. Changes in the fair value of derivatives that are highly effective as, and designated as, foreign currency cash flow hedges are recorded in other comprehensive income. Changes in the fair value of derivative trading instruments, derivatives that are not hedges and for the ineffective portion of derivatives that are hedges are recorded in the consolidated statement of income. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. At December 31, 2001 and 2000, no hedges were determined to be ineffective.

      New Accounting Pronouncements--In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Under this new guidance, goodwill will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company is required to implement the new guidance on the accounting for goodwill and other intangible assets in the first quarter of 2002. Application of the non-amortization provisions of these Statements are expected to result in a decrease in annual operating expenses of approximately $37 and an increase in annual net income of approximately $29. During January 2002, the Company completed the first of the required impairment tests of goodwill as of January 1, 2002, which indicated that the Company currently has no goodwill impairment.

3.    Acquisition of Geneva

      The Geneva Acquisition occurred on April 6, 2001 and was accounted for under the pooling-of-interests method of accounting. Accordingly, all amounts presented have been adjusted to reflect the combined results of both companies as if the Geneva Acquisition had occurred as of the beginning of the earliest period presented. The following table reflects the results of the previously separate companies:

     Quarter Ended March 31, 2001                    Convergys            Geneva          Combined
     ----------------------------                    ---------            -------         --------
     Revenues                                         $  577.8           $ 13.7          $  591.5
     Net income (loss)                                    53.5             (1.4)             52.1
     Basic earnings per share                         $   0.35                           $   0.31
     Diluted earnings per share                       $   0.34                           $   0.30

     Year Ended December 31, 2000                     Convergys          Geneva          Combined
     ----------------------------                     ---------          ------          --------
     Revenues                                         $2,162.5           $ 34.1          $2,196.6
     Net income (loss)                                   194.7             (5.5)            189.2
     Basic earnings per share                         $   1.28                           $   1.13
     Diluted earnings per share                       $   1.23                           $   1.09

     Year Ended December 31, 1999                    Convergys            Geneva          Combined
     ----------------------------                    ---------            ------          --------
     Revenues                                         $1,762.9           $ 22.0          $1,784.9
     Net income                                          137.0              0.1             137.1
     Basic earnings per share                         $   0.90                           $   0.84
     Diluted earnings per share                       $   0.89                           $   0.81

      Geneva results for the five months ended May 31, 2000 have been included in both 1999 and 2000 combined results in connection with conforming the companies' yearends (revenues and net income of $11.1 and $0.1, respectively). Only twelve months of Geneva results have been included in the restated 1999 and 2000 results.

      In connection with the acquisition of Geneva, the Company recorded one-time costs of $31.8 in the second quarter of 2001 to expense transaction costs and certain costs to integrate the combined businesses. Transaction costs totaled $20.6, of which all but $2.0 had been paid at December 31, 2001. The integration costs totaled $11.2, which includes $1.0 for lease terminations and other costs associated with the consolidation of facilities, $6.2 for severance associated with the consolidation of facilities and certain functions, $3.0 for the expensing of software that will not be deployed by the combined businesses and $1.0 for other integration costs. Of the integration costs, $6.8 had been incurred at December 31, 2001. The remaining $4.4 is expected to be paid as plan activities are carried out through the second quarter of 2002. The after-tax impact of the charge was $26.3.


4.    Other Acquisitions

      In February 2001, the Company paid approximately $16 to acquire the customer support business of Keane, Inc. The acquisition was accounted for under the purchase method of accounting with the resulting goodwill to be amortized over a twenty-five year life.

      In June 2000, the Company paid approximately $11 to acquire the assets of MAXWorldwide LLC, a provider of loyalty programs for Fortune 500 corporations. In September 2000, the Company paid approximately $17 to acquire the assets of Taima Corporation, a provider of integrated, technical help desk support services for Internet service providers and other Internet-based clients.

      During 1999, the Information Management segment paid approximately $123 in a series of transactions to increase its ownership interest in Wiztec Solutions Ltd. (Wiztec) from approximately 20% at the beginning of the year to 100%. Wiztec, based in Herzlia, Israel, is a provider of subscriber management systems for multi-channel subscription television operators. In June 1999, IMG paid approximately $20 to acquire the assets of Technology Applications Inc. (TAI), a software development and systems integration company that creates customer care and billing software for Internet service providers.

5.    Business Restructuring and Special Charges

      During 2001, the Company approved a plan to rationalize CMG's contact center capacity. The plan resulted in a pre-tax restructuring charge of $53.3. The charge consists of $29.0 in costs associated with the closing of contact centers, $16.2 in asset impairment related to software that will not be deployed into those contact center operations and $8.1 to write-down investments in certain of CMG's European contact center operations. The contact center closing costs include $11.8 for lease terminations, $6.4 in severance pay under existing severance plans and $10.8 related to the impairment of leasehold improvements. The $6.4 charge for severance under the plan involves the elimination of approximately 550 employees in contact center operations and administrative functions. The total cash cost of the plan is expected to be approximately $20.2.

      The Company substantially completed the closure of the centers by the end of 2001 and expects to complete the employee reductions by the third quarter of 2002. During 2001, $6.5, consisting primarily of severance payments for approximately 385 employees and facility closing costs, was paid by the Company. The Company expects to pay substantially all of the remaining $13.7 in restructuring costs by the third quarter of 2002.

      Unrelated to the CMG restructuring charges, IMG recorded an impairment charge of $4.7 related to purchased software that will not be deployed as determined by management in 2001.

      The 2001 restructuring and impairment charges included the following components:

                                                       CMG       IMG        Total
                                                       ---       ---        -----
Facility Closing Costs:
  Severance costs.............................       $  6.4       --       $  6.4
  Lease terminations..........................         11.8       --         11.8
                                                     ------                ------
      Subtotal.................................        18.2       --         18.2

Impairment Costs and Other Special Items:
  Leasehold improvements.......................        10.8       --         10.8
  Software.....................................        16.2    $ 4.7         20.9
  Investments in European contact centers......         8.1       --          8.1
                                                     ------    -----       ------
      Subtotal.................................        35.1      4.7         39.8
                                                     ------    -----       ------

Total..........................................      $ 53.3    $ 4.7       $ 58.0
                                                     ======    =====       ======

      Also during 2001, the Company recorded a non-operating expense of $6.5, included in other income (expense), net to reflect the permanent impairment of certain equity investments whose valuations have been adversely affected by recent economic conditions.

      In addition to a $2.0 charge for purchased research and development from the Wiztec acquisition, the Company recorded special items in 1999 related to the Cellular Partnership, certain consolidation activities and a realized investment gain of $1.9. The special items related to the Cellular Partnership principally resulted from equipment impairments recorded by the partnership subsequent to the acquisition of Ameritech, the general partner, by SBC Communications, Inc. The special items recorded by the Cellular Partnership reduced the Company's equity income from the partnership by $12.4 in 1999. The special item for consolidation activities of $6.9 reflects costs associated with the closure of a data center, the impairment of certain software and the combination of certain staff organizations between the Company's two operating segments. This charge includes $1.3 for the severance of approximately 45 employees, most of whom were associated with the data center. The Company made these severance payments during 2000 and 2001.

6.    Income Taxes

      The Company's provision for income taxes consists of the following:

                                                    Year Ended December 31,
                                                -----------------------------
                                                2001        2000         1999
                                                ----        ----         ----
      Current:
       Federal.....................           $  82.3     $ 107.5     $  81.7
       Foreign.....................              19.6        10.3        15.9
       State and local.............               4.6        12.1         9.2
                                              -------     -------     -------

         Total current.............             106.5       129.9       106.8
      Deferred.....................               9.6        (8.9)      (20.9)
                                              -------    --------     -------

      Total........................           $ 116.1    $  121.0     $  85.9
                                              =======    ========     =======

      The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each year:

                                                      Year Ended December 31,
                                                    2001       2000       1999
                                                  ------------------------------
      U.S. federal statutory rate                  35.0%      35.0%      35.0%
      State and local income taxes, net of
         federal income tax benefit                 1.5        2.3        2.5
      Research tax credits                         (2.5)      (2.1)      (1.3)
      Non-deductible amortization of
          intangible assets                         2.2        1.7        2.3
      Foreign rate differential and
         valuation allowances                       4.8        0.6        0.2
      Non-deductible transaction costs              2.1         --         --
      Other                                         2.4        1.5       (0.2)
                                                  -----      -----      -----

      Effective rate                               45.5%      39.0%      38.5%
                                                  =====      =====      =====

      The components of deferred tax assets and liabilities are as follows:

                                                      At December 31,
                                                  -----------------------
                                                    2001          2000
                                                    ----          ----
      Deferred tax asset:
       Loss carryforwards..................        $ 44.5        $ 25.4
       Pension and employee benefits.......          10.8          11.4
       Advance billings....................          10.9          10.8
       Restructuring charges...............           6.2           6.4
       State income taxes..................           4.5           5.7
       Allowance for doubtful accounts.....           9.1           2.9
       Other...............................          17.1          14.3
       Valuation allowance.................         (38.3)        (19.8)
                                                   ------        ------

       Total deferred tax asset............        $ 64.8        $ 57.1

      Deferred tax liability:
       Depreciation and amortization.......        $ 27.1        $ 14.7
       Other...............................           1.2           1.5
                                                   ------        ------

       Total deferred tax liability........          28.3          16.2
                                                   ------        ------

       Net deferred tax asset..............        $ 36.5        $ 40.9
                                                   ======        ======

      At December 31, 2001, the Company had a $62.0 U.S. capital loss carryforward, of which $55.5 expires in December 2005. The Company had international operating loss carryforwards of $74.0, of which $58.7 has no expiration date and $15.3 expires in the years 2004 - 2010. Of the international operating loss carryforwards, $27.8 will be credited to additional paid in capital when realized. The net change in the valuation allowance during 2001 is principally due to valuation allowances being recorded for the international operating and capital loss carryforwards.

      The Company has not provided for U.S. federal income taxes or foreign withholding taxes on $54.3 of undistributed earnings of its foreign subsidiaries at December 31, 2001, because such earnings are intended to be reinvested indefinitely. It is not practicable to determine the amount of applicable taxes that would be due if such earnings were distributed.


7.    Debt

      Debt consists of the following:

                                               At December 31,
                                             ------------------
                                              2001       2000
                                              ----       ----
      Commercial paper.............            --       $175.4
      Medium-term notes............          $100.0      100.0
      Other........................            33.5       16.6
                                             ------     ------

      Total........................          $133.5     $292.0

       Less current maturities.....           129.9        0.6
                                             ------     ------

      Long-term debt...............          $  3.6     $291.4

      Weighted average interest rates:
       Commercial paper                          --        7.2%
       Medium-term notes                        7.8%       7.8%
       Other                                    5.5%       8.2%

      At December 31, 2001, the Company's borrowing facilities included two variable rate revolving credit facilities that expire in November 2002, one with a $100 borrowing capacity and the other with a $250 borrowing capacity. Additionally, at December 31, 2001, the Company had $100 in variable rate notes outstanding, which expire in September 2002. At December 31, 2000, the Company issued $175.4 of commercial paper, backed by the revolving credit facilities. Other debt of $33.5 and $16.6 at December 31, 2001 and 2000, respectively, consisted primarily of uncommitted short-term lines of credit with banks. At December 2000, the Company classified $188.2 of short-term borrowings as long-term based on the Company's intent and ability to refinance these borrowings under the revolving credit facility that expires in 2002. The Company's credit agreements include certain restrictive covenants including maintenance of interest coverage and debt to capitalization ratios. Interest rates under the revolving credit facilities are generally based on LIBOR adjusted for an index related to the Company's credit ratings. The Company has entered into an interest rate swap with a notional value of $100 to effectively convert the variable rate notes expiring in September 2002 to a fixed rate of 7.82%. The interest rate swap agreement terminates when the notes mature.

8.    Sales of Receivables

      In October 1999, the Company entered into an agreement to sell a portion of its domestic trade accounts receivables. As collections reduce the outstanding balance, the Company may sell additional receivables. The Company services and retains an interest in the receivables sold under this agreement. The Company's retained interest in the receivables sold is measured at the time of sale and is based on the sales of similar assets. The maximum amount of outstanding receivables to be sold under the agreement was $200 until September 2000 when it was lowered to $150. At December 31, 2001 and 2000, the Company had sold $20.0 and $115.0 of outstanding receivables, respectively. The full amount of the allowance for doubtful accounts has been retained since the Company holds a retained interest in the sold receivables of $7.2 and $32.1 at December 31, 2001 and 2000, respectively. Gross receivables sold under the program were $520.0 and $1,135.1 in 2001 and 2000, respectively. Gross amounts received under the program were $558.1 and $1,132.0 in 2001 and 2000, respectively. The sales have been reflected as a reduction of accounts receivable and as a component of cash flows from operating activities. The cost of the program was $4.4 in 2001 and $11.4 in 2000. This cost is based on the amount and timing of outstanding sold receivables and is recorded as a component of interest expense.

9.    Employee Benefit Plans

      Pensions

      The Company sponsors a defined benefit pension plan, which includes both a qualified and a non-qualified portion, for all eligible employees (the cash balance plan). The Company also sponsors a non-qualified, unfunded executive deferred compensation plan and a supplemental, non-qualified, unfunded plan for certain senior executives. The pension benefit formula for the cash balance plan is determined by a combination of compensation-based credits and annual guaranteed interest credits. Benefits for the executive deferred compensation plan are based on employee deferrals, matching contributions and investment earnings on participant accounts. Benefits for the supplemental plan are based on age, years of service and eligible pay. Funding of the cash balance plan has been achieved through contributions made to a trust fund. The contributions have been determined using the aggregate cost method. The projected unit credit cost method is used for determining pension cost for financial reporting purposes.

      Pension cost included the following components:

                                                          Year Ended December 31,
                                                   ----------------------------------------
                                                   2001             2000              1999
      -------------------------------------------------------------------------------------
      Service cost (benefits earned
          during the period)                     $ 18.9            $ 13.7           $ 12.8
      Interest cost on projected
          benefit obligation                       13.4              10.6              7.7
      Expected return on plan assets              (17.6)            (14.1)           (12.0)
      Amortization and deferrals--net              (3.2)             (2.4)            (0.4)
                                                 ------            ------           ------

      Pension cost                               $ 11.5            $  7.8           $  8.1

      The following table sets forth the pension plans' funded status:

                                                             at December 31,
                                                          --------------------
                                                            2001          2000
------------------------------------------------------------------------------
      Change in benefit obligation:
       Benefit obligation at beginning of year            $165.5        $137.4
       Service cost                                         18.9          13.7
       Interest cost                                        13.4          10.6
       Amendments                                            1.4           2.3
       Actuarial loss                                       21.3          11.7
       Benefits paid                                       (10.8)        (10.2)
                                                          ------        ------
       Benefit obligation at end of year                  $209.7        $165.5

      Change in plan assets:
       Fair value of plan assets at beginning of year     $170.3        $178.8
       Actual return on plan assets                        (17.6)         (1.4)
       Acquisitions                                         24.8            --
       Employer contribution                                 3.6           3.1
       Benefits paid                                       (10.8)        (10.2)
                                                          ------        ------
       Fair value of plan assets at end of year            170.3         170.3

       Funded status                                       (39.4)          4.8
       Unrecognized transition asset                        (1.0)         (1.4)
       Unrecognized prior service cost                       6.7           5.8
       Unrecognized net (gain) loss                          6.1         (28.7)
                                                          ------        ------

       Accrued benefit expense                            $(27.6)       $(19.5)

      The benefit obligation related to the unfunded plans was $72.9 and $58.2 at December 31, 2001 and 2000, respectively.

      Plan assets include $17.2 and $22.0 of Company common shares at December 31, 2001 and 2000, respectively.

      The following rates were used in determining the actuarial present value of the projected benefit obligation and pension cost for the pension plans:

                                                  Year Ended December 31,
                                               ----------------------------
                                                2001        2000       1999
      ---------------------------------------------------------------------
      Discount rate--projected
          benefit obligation................    7.25%      7.50%      7.75%
      Future compensation growth rate.......    4.75%      4.75%      4.75%
      Expected long-term rate of return
          on plan assets....................    9.00%      9.00%      9.00%

      Savings Plans

      The Company sponsors defined contribution plans covering substantially all employees. The Company's contributions to the plans are based on either matching a portion of the employee contributions or a percentage of employee earnings. Total Company contributions to the defined contribution plans were $11.1, $11.5 and $8.7 for 2001, 2000 and 1999, respectively.

      Employee Postretirement Benefits Other Than Pensions

      The Company sponsors postretirement health and life insurance plans for certain eligible employees. The Company funds life insurance benefits of certain retirees through a Voluntary Employee Benefit Association (VEBA) trust. Contributions to the VEBA are subject to IRS limitations developed using the aggregate cost method. The Company's postretirement benefit cost was $2.3, $1.7 and $2.0 for 2001, 2000 and 1999, respectively.

10.   Common and Preferred Shares

      Share Repurchases

      During 1999 and 2000, the Company spent $11.9 and $4.9 to repurchase 580,000 and 140,000 shares, respectively. In January 2000, Geneva repurchased a portion of its shares with an equivalency of 1.0 million Convergys shares for $4.7.

      In September 2001, the Securities and Exchange Commission (SEC) issued an exemptive order temporarily easing pooling-of-interest accounting qualification provisions and other restrictions under the federal securities laws related to issuers repurchasing their own common stock. Accordingly, during the exemptive period, which expired in October 2001, the Company repurchased 2,613,000 shares for $68.3.

      On January 18, 2002, the Company's Board of Directors authorized the repurchase of up to 10 million of its common shares. As of February 4, 2002, the Company had repurchased 831,700 additional shares at a cost of $25.6. Under its plan, the Company is authorized to repurchase an additional 9,168,300 shares.

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

      Preferred Shares

      The Company is authorized to issue up to 5 million preferred shares, of which 4 million would have voting rights. At December 31, 2001 and 2000, there were no preferred shares outstanding.

11.   Stock-Based Compensation Plans

      At December 31, 2001, the Company had authorized 30 million shares of common stock for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan (Convergys LTIP). The Convergys LTIP provides for the issuance of stock options and other stock-based awards to certain employees. In general, stock options are granted with exercise prices that are no less than market value of the stock at the grant date, have a ten-year term and have vesting terms of three to four years. There were no Convergys stock appreciation rights granted or outstanding during the three-year period ended December 31, 2001. In connection with the Geneva Acquisition in April 2001, all outstanding options to acquire Geneva common shares were converted into options to acquire 2.7 million Convergys shares at exercise prices ranging from $0.92 to $8.19. During 2000, Geneva issued options with an aggregate intrinsic value of $9.8. The Company's operating results for 2001 and 2000 reflect the recognition of $1.9 and $0.8, respectively, in compensation expense related to these options. The remaining unamortized portion is being recognized over the remaining vesting period.

      The Convergys LTIP also permits the granting of other restricted stock awards, which generally have vesting terms of three to five years. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The amount of compensation expense recognized for restricted stock was $7.2, $7.5 and $5.3 in 2001, 2000 and 1999, respectively.

      The Company follows the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost for the issuance of Company or Geneva options to employees of the Company and Geneva based on the fair value at the grant dates for awards consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been impacted as follows:

                                                Year Ended December 31,
                                              --------------------------
                                               2001       2000      1999
------------------------------------------------------------------------
      Net income:
       As reported                          $ 138.8    $ 189.2    $ 137.1
       Pro forma compensation expense,
           net of tax benefit                 (43.5)     (26.2)     (17.1)
                                            --------   --------   --------

       Pro forma                            $  95.3    $ 163.0    $ 120.0

      Diluted earnings per share:
       As reported                          $  0.80    $  1.09    $  0.81
       Pro forma                            $  0.54    $  0.94    $  0.71

      The weighted average fair value on the date of grant for the Convergys options granted during 2001, 2000 and 1999 was $16.03, $22.30 and $10.23, respectively. Such amounts were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                            Convergys
      --------------------------------------------------------------------------
                                                2001         2000          1999
      --------------------------------------------------------------------------
      Expected volatility.................       39.7%        54.5%        47.8%
      Risk free interest rate.............        4.7%         6.4%         4.9%
      Expected holding period, in years...          4            4            4

      Presented below is a summary of Company stock option activity:


                                                                  Weighted
                                                                   Average
                                                                  Exercise
       Shares in Thousands                            Shares         Price
      ---------------------------------------------------------------------
      Options outstanding at
        January 1, 1999.....................          11,211       $ 10.33

      Options granted in 1999...............           2,721       $ 20.26
      Options exercised in 1999.............          (1,086)      $  6.35
      Options forfeited in 1999.............            (355)      $ 18.24
                                                     --------      -------

      Options outstanding at
        December 31, 1999...................          12,491       $ 12.60

      Options granted in 2000...............           4,971       $ 25.94
      Options exercised in 2000.............          (1,909)      $ 11.35
      Options forfeited in 2000.............            (684)      $ 18.31
                                                     -------       -------

      Options outstanding at
        December 31, 2000...................          14,869       $ 16.96

      Options exercisable at
        December 31, 2000...................           6,069       $ 11.70

      Options granted in 2001...............           3,924       $ 42.59
      Options exercised in 2001.............          (2,749)      $  6.81
      Options forfeited in 2001.............            (853)      $ 31.09
                                                     -------       -------

      Options outstanding at
        December 31, 2001...................          15,191       $ 24.55

      Options exercisable at
        December 31, 2001...................           6,857       $ 17.10

      The following table summarizes the status of the Company stock options outstanding and exercisable at December 31, 2001:

                                          Options                Options
       Shares in Thousands             Outstanding             Exercisable
------------------------------------------------------------------------------
                                        Weighted
                                         Average  Weighted            Weighted
                                       Remaining   Average             Average
        Range of                     Contractual  Exercise            Exercise
        Exercise Prices       Shares        Life     Price   Shares      Price
       -----------------------------------------------------------------------
       $0.92 to $4.83          1,746         4.2    $ 3.08      746    $  3.92
       $4.84 to $9.64          1,000         3.2      7.68      910       7.67
       $9.65 to $15.00         1,559         6.5     14.96    1,209      14.94
       $15.01 to $17.44        1,848         5.5     17.11    1,841      17.10
       $17.45 to $19.36          336         6.9     18.68      252      18.70
       $19.37 to $22.22        1,821         7.0     22.03      913      22.00
       $22.23 to $29.53        2,397         8.0     29.51      577      29.53
       $29.54 to $43.62        1,378         8.8     37.63      357      37.83
       $43.63 to $43.95        3,000         9.0     43.62       --         --
       $43.96 to $52.53          106         8.6     47.28       52      46.82
                            --------         ---     -----  -------      -----
        Total                 15,191         6.9    $24.55    6,857     $17.10

12.   Commitments and Contingencies

      Commitments

      The Company leases certain facilities and equipment used in its operations under operating leases. Total rent expense was $110.3, $101.9 and $104.0 in 2001, 2000 and 1999, respectively.

      At December 31, 2001, the total minimum rental commitments under non-cancelable leases are as follows:


      2002..........................................  $ 103.0
      2003..........................................     86.7
      2004..........................................     54.9
      2005..........................................     38.9
      2006..........................................     29.3
      Thereafter....................................     80.9
                                                      -------

      Total.........................................  $ 393.7

      The above amounts include the Company's obligations related to the lease of its office complex in Orlando, Florida. Under the terms of the financing transaction, which was structured as a synthetic lease, a special purpose trust owns the office complex and leases it to the Company. The lease has an initial term of three years, with two one-year renewal options. As the initial term expired at the end of 2001, the Company exercised the first one-year renewal option and anticipates that it will elect to exercise the second. The Company pays a variable lease rate, but has effectively converted it into a fixed amount through an interest rate swap with a nominal value of $65, which equals the amount borrowed by the special purpose entity to finance the construction of the office complex. In connection with this transaction, the Company has made a residual value guarantee for the leased property equal to 85% of the financing, or $55.

     Contingencies

     The Company is from time to time subject to routine complaints incidental to the business. The Company believes that the results of any complaints and proceedings will not have a materially adverse effect on its financial condition or results of operations.


13.  Additional Financial Information
                                                          at December 31,
                                                        -----------------
                                                          2001       2000
     --------------------------------------------------------------------
     Property and equipment, net:
      Land.......................................     $    7.8   $    7.8
      Buildings..................................         49.1       47.0
      Leasehold improvements.....................        118.0      109.3
      Equipment..................................        399.5      381.4
      Software...................................        268.7      237.1
      Construction in progress and other.........         31.9       39.4
                                                      --------   --------
                                                         875.0      822.0

      Less: Accumulated depreciation.............       (524.6)    (424.4)
                                                      --------   --------
                                                      $  350.4   $  397.6

     Goodwill and intangibles, net:
      Goodwill...................................     $  865.4   $  858.2
      Other intangible assets....................         97.4       97.4
                                                      --------   --------
                                                         962.8      955.6

      Less: Accumulated amortization.............       (257.9)    (215.4)
                                                      --------   --------
                                                      $  704.9   $  740.2

     Investments in marketable securities:
     (Classified with other assets)
      Cost basis.................................     $     --   $    5.7
      Unrealized gains...........................           --        1.8
                                                      --------   --------
                                                      $     --   $    7.5
     Payables and other current liabilities:
      Accounts payable...........................     $   38.3   $   38.2
      Accrued taxes..............................         32.7       30.3
      Accrued payroll-related expenses...........        154.2      144.3
      Accrued expenses, other....................         69.4       87.0
      Restructuring and exit costs...............         25.1        6.9
      Advance billing and customer deposits......         42.8       64.1
                                                      --------   --------
                                                      $  362.5   $  370.8

     Other Comprehensive Income

                                                          at December 31,
                                                          ---------------
                                                          2001       2000
     --------------------------------------------------------------------
     Accumulated other comprehensive income:
      Currency translation adjustments...........     $  (13.5)  $   (6.3)
      Unrealized loss on hedging activities......         (5.3)      (4.3)
      Unrealized gain on investments.............           --        1.8
                                                      --------   --------
                                                      $  (18.8)  $   (8.8)

                                                          Year Ended December 31,
                                                          --------------------------
                                                          2001       2000       1999
     -------------------------------------------------------------------------------
     Comprehensive income:
      Net income                                      $  138.8   $  189.2   $  137.1
      Other comprehensive income, net of tax:
       Currency translation adjustments                   (7.2)      (7.6)       2.1

       Unrealized loss on hedging activities         (1.0)      (4.3)        --
       Unrealized gain (loss) on investments         (1.8)     (48.2)      52.0
                                                 --------   --------   --------
       Total comprehensive income                $  128.8   $  129.1   $  191.2

     Cellular Partnership

     Summarized financial information for the Cellular Partnership is as follows:

                                                  at December 31,
                                           -----------------------------
                                               2001       2000      1999
     -------------------------------------------------------------------

     Current assets...............         $   19.3   $   55.6   $   91.3
     Non-current assets...........            173.3      122.3      109.7
     Current liabilities..........             21.8       28.7       22.1
     Non-current liabilities......             90.1         --         --


                                               Year Ended December 31,
                                           ------------------------------
                                               2001       2000       1999
     --------------------------------------------------------------------
     Revenues.....................         $  180.3   $  195.0   $  210.0
     Operating income.............             14.0       41.7       49.6
     Net income...................             13.8       45.2       45.0

     Note: The Cellular Partnership's results for 1999 reflect special charges recorded by the partnership related to the acquisition of Ameritech, the general partner, by SBC Communications (See Note 5).


14.  Industry Segment and Geographic Operations

     Industry Segment Information

     The Company operates in two industry segments, which are identified by service offerings. IMG provides outsourced billing and information services and software to the communications industry. CMG provides outsourced marketing, customer support and employee care services to communications, technology and financial service companies.

     The Company does not allocate activities below the operating income level to its reported segments. The Company's business segment information is as follows:

                                               Year Ended December 31,
                                           ------------------------------
                                               2001       2000       1999
     --------------------------------------------------------------------
     Revenues
      IMG.........................         $  937.9   $  818.8   $  709.1
      CMG.........................          1,394.7    1,395.5    1,110.9
      Less intersegment...........            (12.0)     (17.7)     (35.1)
                                           --------   --------   --------
          ........................         $2,320.6   $2,196.6   $1,784.9


     Depreciation
      IMG.........................         $   38.7   $   39.3   $   30.4
      CMG.........................             79.3       68.3       55.2
      Corporate...................              7.5        3.9        1.1
                                           --------   --------   --------
          ........................         $  125.5   $  111.5   $   86.7

     Amortization
      IMG.........................         $   18.2   $   18.7   $   12.8
      CMG.........................             32.6       31.9       31.5
                                           --------   --------   --------
          ........................         $   50.8   $   50.6   $   44.3

     Special items
      IMG.........................         $    4.7   $     --   $    2.0
      CMG.........................             53.3         --        6.9
      Corporate and other.........             31.8         --         --
                                           --------   --------   --------
          ........................         $   89.8   $     --   $    8.9

     Operating income
      IMG.........................         $  193.0   $  156.9   $  132.3
      CMG.........................            119.2      171.1      108.7
      Corporate and other.........            (35.6)      (7.4)      (5.8)
                                           --------   --------   --------
          ........................         $  276.6   $  320.6   $  235.2

     Capital expenditures
      IMG.........................         $   43.4   $   41.1   $   42.6
      CMG.........................             56.6      130.5      102.9
      Corporate and other.........             13.5        7.0       10.8
                                           --------   --------   --------
          ........................         $  113.5   $  178.6   $  156.3


                                                        At December 31,
                                                   ----------------------
                                                          2001      2000
     --------------------------------------------------------------------
     Total assets
      IMG.................................            $  483.4   $  595.7
      CMG.................................               875.0      962.1
      Corporate and other.................               384.5      246.3
                                                      --------   --------

          ................................            $1,742.9   $1,804.1



     Intersegment revenues are for services charged at rates which approximate cost.


     Geographic Operations

     The following table presents certain geographic information regarding the Company's operations:

                                                Year Ended December 31,
                                           ------------------------------
                                               2001       2000      1999
     --------------------------------------------------------------------
     Revenues
      North America...............         $2,102.9   $2,039.0   $1,653.8
      International...............            217.7      157.6      131.1
                                           --------   --------   --------
         .........................         $2,320.6   $2,196.6   $1,784.9


                                                          At December 31,
                                                   ----------------------
                                                          2001      2000
     --------------------------------------------------------------------
     Long-lived assets
      North America...............                    $1,069.9   $1,341.1
      International...............                       124.5      136.6
                                                      --------   --------
         .........................                    $1,194.4   $1,477.7

      Concentrations

      Both of the Company's segments derive significant revenues from AT&T Corporation (AT&T) and AT&T Wireless Services, Inc. (AT&T Wireless), which was spun off from AT&T in July 2001. Revenues from AT&T were 19.9%, 22.3% and 21.7% of the Company's consolidated revenues for 2001, 2000 and 1999, respectively. Related accounts receivable from AT&T totaled $49.4 and $95.0 at December 31, 2001 and 2000, respectively. The relationship with AT&T includes the Company's use of AT&T communication services, which is particularly significant to CMG. Spending for these services with AT&T was $86.6, $104.3 and $94.3 in 2001, 2000 and 1999, respectively. Revenues from AT&T Wireless were 16.8%, 18.3% and 17.9% of the Company's consolidated revenues for 2001, 2000 and 1999, respectively. Related accounts receivable from AT&T Wireless totaled $58.1 and $61.0 at December 31, 2001 and 2000, respectively.

      Additionally, revenues from Sprint Corporation were 10.6% of the Company's consolidated revenues for 2001 and less than 10% in 2000 and 1999.

15.   Earnings Per Share

      The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:


                                              Net                Per Share
                                             Income     Shares      Amount
      ---------------------------------------------------------------------
      2001
      Basic EPS.........................     $138.8      169.4       $0.82
      Effect of dilutive securities:
       Stock-based compensation
       arrangements.....................         --        5.0        0.02
                                             ------      -----       -----

      Diluted EPS.......................     $138.8      174.4       $0.80


                                              Net                Per Share
                                             Income     Shares      Amount
      ---------------------------------------------------------------------
      2000
      Basic EPS.........................     $189.2      167.6       $1.13
      Effect of dilutive securities:
       Stock-based compensation
       arrangements.....................         --        6.6        0.04
                                             ------      -----       -----

      Diluted EPS.......................     $189.2      174.2       $1.09




                                              Net                Per Share
                                             Income     Shares      Amount
      ---------------------------------------------------------------------
      1999
      Basic EPS.........................     $137.1      162.7       $0.84
      Effect of dilutive securities:
       Stock-based compensation
       arrangements.....................         --        6.2        0.03
                                             ------     ------       -----

      Diluted EPS.......................     $137.1      168.9       $0.81

  16. Financial Instruments

      The Company had derivative liabilities related to interest rate swaps with a fair value of $5.7 and $3.7 at December 31, 2001 and 2000, respectively. Additionally, the Company had derivative liabilities related to outstanding forward exchange contracts, consisting primarily of Canadian dollar and British pound contracts with a notional value of $97.5 and $46.5, respectively, classified as accrued liabilities of $2.7 and $0.6 at December 31, 2001 and 2000, respectively. In addition, in 2001 the Company recorded deferred tax assets related to these derivatives in the amount of $3.1. A total of $1.0 of deferred net losses on derivative instruments in 2001 were accumulated in other comprehensive income and are expected to be reclassified to earnings during the next twelve months.


17.   Quarterly Financial Information (Unaudited)


                                          1st       2nd        3rd           4th
                                        Quarter    Quarter    Quarter       Quarter     Total
      ----------------------------------------------------------------------------------------
      2001

      Revenues......................   $ 591.5    $ 571.2      $ 567.2      $ 590.7  $ 2,320.6
      Operating income..............   $  90.5    $  57.4      $  32.6      $  96.1  $   276.6
      Net income....................   $  52.1    $  27.3      $   3.0      $  56.4  $   138.8
      Earnings per share:
       Basic........................   $  0.31    $  0.16 (1)  $  0.02 (1)  $  0.33  $    0.82
       Diluted......................   $  0.29    $  0.16 (1)  $  0.02 (1)  $  0.33  $    0.80


      2000

      Revenues......................   $ 518.2    $ 530.9      $ 553.5      $ 594.0  $ 2,196.6
      Operating income..............   $  73.5    $  77.8      $  79.7      $  89.6  $   320.6
      Net income....................   $  43.5    $  45.9      $  47.6      $  52.2  $   189.2
      Earnings per share:
       Basic........................   $  0.26    $  0.27      $  0.28      $  0.31  $    1.13
       Diluted......................   $  0.25    $  0.26      $  0.27      $  0.30  $    1.09

       (1) See Notes 3 and 5 for a discussion of special items that were recorded by the Company in the second and third quarters of 2001.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements with accountants on any accounting or financial disclosure or auditing scope or procedure occurred during 2001.


                                   PART III

Item 10.  Directors and Officers of the Registrant

The information required by Item 10 is incorporated herein by reference to the sections of the Company's proxy statement dated March 8, 2002 entitled "Board of Directors" and "Executive Compensation." Certain information concerning the executive officers of the Company is contained on Page 14 of this Form 10-K.

Item 11.  Executive Compensation

The Executive Compensation section of the Company's proxy statement dated March 8, 2002 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The Share Ownership of Directors and Officers section of the Company's proxy statement dated March 8, 2002 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Not applicable.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

Item 14(a)(1) and (2). List of Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Convergys are included in Item 8:

                                                                         Page
                                                                         ----
         (1)   Consolidated Financial Statements:

               Consolidated Statements of Income ......................    28
               Consolidated Balance Sheets.............................    29
               Consolidated Statements of Cash Flows...................    30
               Consolidated Statements of Shareholders' Equity
                  and Comprehensive Income.............................    31
               Notes to Financial Statements...........................    32
               Reports of Independent Accountants .....................    26

         (2)   Financial Statement Schedule:

               II  - Valuation and Qualifying Accounts.................    51

    Financial statement schedules other than that listed above have been omitted because the required information is not required or applicable.

         (3)   Exhibits:

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

Exhibit Number
--------------

3.1 Amended Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to Form S-3 filed on August 10, 2000, File Number 333-43404.)

3.2 Regulations of the Company. (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-53619.)

4 Rights Agreement dated November 30, 1998 between Convergys Corporation and The Fifth Third Bank. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed December 23, 1998, File No. 001-14379.)

10.1 Convergys Corporation 1998 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company's 2000 Annual Report on Form 10-K.)

10.2 Convergys Corporation Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.6 to the Company's 1998 Annual Report on Form 10-K.)

10.3 Convergys Corporation Executive Deferred Compensation Plan as amended effective as of October 29, 2001.

10.4 Employment Agreement between the Company and James F. Orr and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.8 to the Company's 1998 Annual Report on Form 10-K.)

10.6 Employment Agreement between the Company and Steven G. Rolls and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.10 to the Company's 1998 Annual Report on Form 10-K.)

10.7 Employment Agreement between the Company and Robert J. Marino and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.11 to the Company's 1998 Annual Report on Form 10-K.)

10.8 Employment Agreement between the Company and David F. Dougherty and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.12 to the Company's 1998 Annual Report on Form 10-K.)

10.9 Employment Agreement between the Company and Ronald E. Schultz and November 1, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.14 to the Company's 1998 Annual Report on Form 10-K.)

10.10 June 26, 2001 Amendment to Employment Agreement between the Company and Ronald E. Schultz.

10.11 Convergys Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10.10 to the Company's 2000 Annual Report on Form 10-K.)

10.12 Convergys Corporation Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.2.1 to post-effective Amendment No. 2 to Registration Statement No. 333-69633 filed on July 7, 2000.)

12       Computation of Ratio of Earning to Fixed Charges.

21       Subsidiaries of the Company.

23 a     Consent of Ernst & Young LLP.

23 b     Consent of PricewaterhouseCoopers LLP.

23 c     Consent of KPMG.

24       Powers of Attorney.


The Company will furnish, without charge, to a security holder upon request, a copy of the documents, or the portions thereof, which are incorporated by reference, and will furnish any other exhibit at cost.

Item 14(b).      Reports on Form 8-K

No reports on Form 8-K were filed by the Company in the fourth quarter of 2001.

Item 14(c) and (d).  Exhibits and Financial Statement Schedule

The responses to these portions of Item 14 are submitted as a separate section of this report.

                             CONVERGYS CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Millions of Dollars)

------------------------------------------------------------------------------------------------------------------------------------
COL. A                       COL. B                   COL. C                     COL. D          COL. E
------------------------------------------------------------------------------------------------------------------------------------

                                                     Additions
                                              ---------------------------
                                                (1)                (2)
                             Balance at                          Charged                         Balance
                             Beginning        Charged            to Other                        at End
Description                  of Period        to Expense         Accounts       Deductions       of Period
-----------                  ---------        ----------         --------       ----------       ---------
Year 2001
---------
Allowance for
  Doubtful Accounts             $11.9             $18.5             ---             $15.7 (a)      $14.7

Deferred Tax Asset
  Valuation Allow.              $19.8             $ 9.5 (c)       $ 9.0 (c)           ---          $38.3

Restructuring
  Reserve                       $ 4.5             $26.4             ---             $11.3          $19.6

Year 2000
---------
Allowance for
  Doubtful Accounts             $12.5             $ 2.5             ---             $ 3.1 (a)      $11.9

Deferred Tax Asset
  Valuation Allow.              $ 2.8             $ 1.0           $16.0 (b)           ---          $19.8

Restructuring
  Reserve                       $ 6.6               ---             ---             $ 2.1          $ 4.5

Year 1999
---------
Allowance for
  Doubtful Accounts             $ 9.8             $ 9.8             ---             $ 7.1 (a)      $12.5

Deferred Tax Asset
  Valuation Allow.              $21.0               ---             ---             $18.2 (b)      $ 2.8

Restructuring
  Reserve                       $10.6               ---             ---             $ 4.0          $ 6.6

(a)   Primarily includes amounts written off as uncollectible.
(b)   Amounts were recorded as a component of other comprehensive income (loss).
(c) Amounts relate to valuation allowances being recorded for international, operating and capital loss carryforwards.

Signatures
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CONVERGYS CORPORATION

February 28, 2002                                By /s/ Steven G. Rolls
                                                    ----------------------------
                                                    Steven G. Rolls
                                                    Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                                 Title                                         Date
---------                                                 -----                                         -----
                                                          Chairman of the Board;
                                                          Principal Executive Officer;
                                                          President, Chief Executive
JAMES F. ORR*                                             Officer and Director
--------------------------------------------
James F. Orr

                                                          Principal Financial Officer;
STEVEN G. ROLLS*                                          Chief Financial Officer
--------------------------------------------
Steven G. Rolls

                                                          Principal Accounting Officer;
                                                          Vice President and
ANDRE S. VALENTINE*                                       Controller
--------------------------------------------
Andre S. Valentine

JOHN F. BARRETT*                                          Director
--------------------------------------------
John F. Barrett

JUDITH G. BOYNTON*                                        Director
--------------------------------------------
Judith G. Boynton

GARY C. BUTLER*                                           Director
--------------------------------------------
Gary C. Butler

DAVID B. DILLON*                                          Director
--------------------------------------------
David B. Dillon

Signature                                                 Title                                         Date
---------                                                 -----                                         -----
ERIC C. FAST*                                             Director
--------------------------------------------
Eric C. Fast

JOSEPH E. GIBBS*                                          Director
--------------------------------------------
Joseph E. Gibbs

ROGER L. HOWE*                                            Director
--------------------------------------------
Roger L. Howe

STEVEN C. MASON*                                          Director
--------------------------------------------
Steven C. Mason

PHILIP A. ODEEN*                                          Director
--------------------------------------------
Philip A. Odeen

SIDNEY A. RIBEAU*                                         Director
--------------------------------------------
Sidney A. Ribeau

BRIAN H. ROWE*                                            Director
--------------------------------------------
Brian H. Rowe

JAMES M. ZIMMERMAN*                                       Director
--------------------------------------------
James M. Zimmerman

*By /s/ Steven G. Rolls                                                                      February 28, 2002
--------------------------------------------
     Steven G. Rolls

     as attorney-in-fact and on his behalf
     as Chief Financial Officer