Form 10-Q
period 2002-03-31
CONVERGYS CORP
filed 2002-05-10
CIK 1062047

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______.


                         Commission File Number 1-14379



                              CONVERGYS CORPORATION




                Incorporated under the laws of the State of Ohio

                 201 East Fourth Street, Cincinnati, Ohio 45202

                I.R.S. Employer Identification Number 31-1598292
                      Telephone - Area Code (513) 723-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No__.
                                             --

     At April 30, 2002, 172,903,454 Common Shares were outstanding.

Form 10-Q Part I                                           Convergys Corporation

                         PART I - FINANCIAL INFORMATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                 (Amounts in Millions, Except Per Share Amounts)

                                                                Three Months
                                                              Ended March  31,
                                                          ------------------------

                                                               2002         2001
                                                          ----------   -----------
Revenues .............................................    $    587.5   $    591.5
                                                          ----------   ----------

Costs and Expenses
    Cost of providing services and products sold .....         326.0        322.1
    Selling, general and administrative ..............         103.1        107.8
    Research and development costs ...................          26.2         25.9
    Depreciation .....................................          30.2         32.5
    Amortization .....................................           3.5         12.7
                                                          ----------   ----------
         Total costs and expenses ....................         489.0        501.0
                                                          ----------   ----------
Operating Income .....................................          98.5         90.5

Equity in Earnings of Cellular Partnership ...........           0.9          1.8
Other Income (Expense), net ..........................          (1.5)         0.1
Interest Expense .....................................          (3.6)        (7.2)
                                                          ----------   ----------
Income Before Income Taxes ...........................          94.3         85.2
Income Taxes .........................................          34.7         33.1
                                                          ----------   ----------

Net Income ...........................................    $     59.6   $     52.1
                                                          ==========   ==========
Other Comprehensive Income (Loss), net of tax:
  Foreign currency translation adjustments ...........    $     (0.4)  $     (6.1)
  Unrealized gain (loss) on cash flow hedging ........           2.6         (0.8)
  Change in unrealized loss on investments ...........           --          (3.2)
                                                          ----------   ----------
    Total other comprehensive income (loss) ..........           2.2        (10.1)
                                                          ----------   ----------

Comprehensive Income .................................    $     61.8   $     42.0
                                                          ==========   ==========
Earnings Per Common Share
    Basic ............................................    $     0.35   $     0.31
                                                          ==========   ==========
    Diluted ..........................................    $     0.35   $     0.30
                                                          ==========   ==========

Average Common Shares Outstanding
    Basic ............................................         168.1        169.3
    Diluted ..........................................         172.5        175.5

See Notes to Financial Statements.

Form 10-Q Part I                                           Convergys Corporation

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Amounts in Millions)

                                                                                                    March 31,        December 31,
                                                                                                      2002              2001
                                                                                                   ----------        ------------
ASSETS
------
Current Assets
   Cash and cash equivalents ...................................................................   $     74.9        $     41.1
   Receivables, net of allowances of $16.9 and $14.7 ...........................................        450.0             413.6
   Deferred income tax benefits ................................................................         23.6              31.9
   Prepaid expenses and other current assets ...................................................         42.8              36.5
                                                                                                   ----------        ----------
     Total current assets ......................................................................        591.3             523.1

Property and equipment - net ...................................................................        335.0             350.4
Goodwill - net .................................................................................        666.9             665.2
Other intangibles - net ........................................................................         37.2              39.7
Investment in Cellular Partnership .............................................................         32.8              35.3
Deferred charges ...............................................................................         82.9              87.8
Other assets ...................................................................................         48.8              41.4
                                                                                                   ----------        ----------

     Total Assets ..............................................................................   $  1,794.9        $  1,742.9
                                                                                                   ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Debt maturing in one year ...................................................................   $    141.2        $    129.9
   Payables and other current liabilities ......................................................        373.0             362.5
                                                                                                   ----------        ----------
     Total current liabilities .................................................................        514.2             492.4

Long-term debt .................................................................................          4.1               3.6
Other long-term liabilities ....................................................................         23.6              20.3
                                                                                                   ----------        ----------

     Total liabilities .........................................................................        541.9             516.3
                                                                                                   ----------        ----------

Shareholders' Equity
   Preferred shares - without par value, 5.0 authorized ........................................          -                 -
   Common shares - without par value, 500.0 authorized;
     172.8 and 172.2 issued and outstanding ....................................................        206.0             206.0
   Additional paid-in capital ..................................................................        600.8             590.4
   Treasury shares - 4.3 shares in 2002 and 2.8 shares in 2001 .................................       (114.7)            (68.9)
   Retained earnings ...........................................................................        577.5             517.9
   Accumulated other comprehensive loss ........................................................        (16.6)            (18.8)
                                                                                                   ----------        ----------
     Total shareholders' equity ................................................................      1,253.0           1,226.6
                                                                                                   ----------        ----------

     Total Liabilities and Shareholders' Equity ................................................   $  1,794.9        $  1,742.9
                                                                                                   ==========        ==========

See Notes to Financial Statements.

Form 10-Q Part I                                           Convergys Corporation

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in Millions)

                                                                                                               Three Months
                                                                                                              Ended March 31,
                                                                                                              ---------------
                                                                                                            2002           2001
                                                                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
   Net income ...................................................................................         $  59.6        $  52.1
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ............................................................            33.7           45.2
       Deferred income tax expense (benefit) ....................................................             2.3           (0.2)
       Cellular Partnership distributions in excess of earnings .................................             2.5            2.7
       Income tax benefit from stock option exercises ...........................................             2.5            4.3
       Repayments of receivables securitization, net ............................................           (20.0)         (40.0)
   Changes in assets and liabilities, net of effects from acquisitions:
       Decrease (increase) in receivables .......................................................           (16.4)          66.3
       Increase in other current assets .........................................................            (6.2)          (7.0)
       Decrease (increase) in deferred charges ..................................................             4.9           (4.6)
       Decrease (increase) in other assets ......................................................            (0.4)          11.1
       Increase (decrease) in payables and other current liabilities ............................            14.3          (39.4)
       Other, net ...............................................................................             3.7           (0.1)
                                                                                                          -------        -------

       Net cash provided by operating activities ................................................            80.5           90.4
                                                                                                          -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Capital expenditures .........................................................................           (20.6)         (34.7)
   Acquisitions, net of cash acquired ...........................................................              --          (15.7)
                                                                                                          -------        -------

     Net cash used in investing activities ......................................................           (20.6)         (50.4)
                                                                                                          -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Borrowings (payments) of debt, net ...........................................................            11.8          (46.6)
   Purchase of treasury shares ..................................................................           (45.8)            --
   Issuance of treasury shares, net .............................................................              --            4.6
   Issuance of common shares ....................................................................             7.9           12.7
                                                                                                          -------        -------

     Net cash used in financing activities ......................................................           (26.1)         (29.3)
                                                                                                          -------        -------

   Net increase in cash and cash equivalents ....................................................            33.8           10.7
   Cash and cash equivalents at beginning of period .............................................            41.1           49.3
                                                                                                          -------        -------
   Cash and cash equivalents at end of period ...................................................         $  74.9        $  60.0
                                                                                                          =======        =======


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

             On April 6, 2001, Convergys acquired 100% of the outstanding shares of Geneva Technology Ltd. (Geneva), based in Cambridge, UK (the Geneva Acquisition). Geneva was a provider of convergent rating and billing software for the communications, e-commerce, utilities and online services industries. The transaction was accounted for under the pooling-of-interests method of accounting. Accordingly, the consolidated financial statements have been restated for all periods prior to the acquisition to reflect the combined results of both companies as if the acquisitions had occurred as of the earliest period presented.

             These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. The December 31, 2001 condensed balance sheet has been derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K. Prior periods have been restated as a result of the pooling-of-interests transaction described in Note 2. Certain prior period amounts have also been reclassified to conform to current period presentation.

(2)      ACQUISITIONS

             On April 6, 2001, the Company acquired 100% of the outstanding shares of Geneva Technology Limited (Geneva), based in Cambridge, UK, for approximately 14.9 million shares of Convergys common stock. Approximately 2.7 million Convergys stock options were also issued to replace outstanding Geneva stock options. Geneva was a provider of convergent billing software for the communications, e-commerce, finance, utilities and online services industries. The transaction qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests. Accordingly, all amounts presented have been adjusted to reflect the combined results of the companies as if the acquisition had occurred as of the earliest period presented. Separate and combined results for the first quarter of 2001 are as follows:

         Quarter Ended March 31, 2001                                    Convergys      Geneva        Combined
         ----------------------------                                    ---------      -------       --------
           Revenues                                                       $577.8          $13.7        $591.5
           Net income (loss)                                                53.5           (1.4)         52.1
           Basic earnings per share                                       $ 0.35                       $ 0.31
           Diluted earnings per share                                     $ 0.34                       $ 0.30

Form 10-Q Part I                                           Convergys Corporation

                          NOTES TO FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)

             In connection with the acquisition of Geneva, the Company recorded one-time costs of $31.8 in the second quarter of 2001 to expense transaction costs and certain costs to integrate the combined businesses. Transaction costs totaled $20.6, of which all but $2.0 had been paid as of March 31, 2002. The integration costs totaled $11.2, which includes $1.0 for lease terminations and other costs associated with the consolidation of facilities, $6.2 for severance associated with the consolidation of facilities and certain functions, $3.0 for the expensing of software that will not be deployed by the combined businesses and $1.0 for other integration costs. Of the integration costs, $5.5 had been incurred at March 31, 2002. The remaining amounts are expected to be paid as plan activities are carried out through the second quarter of 2002.

             On February 12, 2001, the Company paid approximately $16 to acquire the customer support business of Keane, Inc.

(3)      BUSINESS RESTRUCTURING

             As discussed more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company initiated a plan during the third quarter of 2001 to rationalize CMG's contact center capacity. The plan resulted in a pre-tax restructuring charge of $53.3. The charge consists of $29.0 in costs associated with the closing of contact centers, $16.2 in asset impairment related to software that will not be deployed into those contact center operations and $8.1 to write-down investments in certain of CMG's European contact center operations. The contact center closing costs include $11.8 for lease terminations, $6.4 in severance pay under existing severance plans and $10.8 related to the impairment of leasehold improvements. The $6.4 charge for severance under the plan involves the elimination of approximately 550 employees in contact center operations and administrative functions.

             The Company completed the closure of the centers in 2001 and expects to complete the employee reductions by the third quarter of 2002. The total cash cost of the plan is expected to be approximately $20.2. Through the first quarter of 2002, the Company paid $8.6 of this cost, consisting primarily of severance payments for approximately 440 employees and facility closing costs. Except for certain lease termination costs, the Company expects to substantially pay the remaining restructuring costs by the end of the third quarter of 2002.

(4)      GOODWILL AND OTHER INTANGIBLE ASSETS

             On January 1, 2002, the Company adopted, on a prospective basis, Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of goodwill. Upon adoption of SFAS No. 142, the Company performed an initial impairment test of its goodwill and determined that no goodwill impairment existed. Under SFAS No. 142, goodwill will be tested for impairment at least annually or more frequently if an event occurs which indicates that goodwill may be impaired.

             The impact of discontinuing amortization of goodwill on net income, basic and diluted earnings per share for the three-month period ended March 31, 2001 is as follows:

                                                                                        Goodwill
                                                                                      Amortization,
                                                                      As Reported       Net of Tax     Adjusted
                                                                      -----------       ----------     --------
         Net income                                                     $ 52.1             $ 7.6          $59.7
         Basic earnings per common share                                $ 0.31             $0.04          $0.35
         Diluted earnings per common share                              $ 0.30             $0.04          $0.34

Form 10-Q Part I                                            Convergys Corporaton

                          NOTES TO FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)

             As required by SFAS No. 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of the Company's analysis, $19.2 of acquisition costs, net of accumulated amortization, were transferred to goodwill.

         As of March 31, 2002, the Company's other intangible assets consisted of the following:

                                                                        Gross Carrying      Accumulated
                                                                            Amount          Amortization         Net
                                                                        --------------      ------------         ---
             Software (classified with Property, Plant & Equipment)          $  28.9           $(13.4)          $15.5
             Contracts and other                                                72.2            (35.0)           37.2
                                                                            --------          --------         ------
                Total                                                         $101.1           $(48.4)          $52.7

             Intangible amortization expense for the three-month period ended March 31, 2002 was $3.5 and is estimated to be $14.0 for the year ending December 31, 2002. Estimated intangible amortization expense for the four subsequent fiscal years is as follows:

             For the year ended 12/31/03                                       $14.0
             For the year ended 12/31/04                                       $14.0
             For the year ended 12/31/05                                       $11.1
             For the year ended 12/31/06                                        $1.2

 (5)     SHAREHOLDERS' EQUITY

             On January 18, 2002, the Company's Board of Directors authorized the repurchase of up to 10 million of its common shares. During the first quarter of 2002, the Company repurchased 1.5 million shares of its common stock at prices ranging between $30 to $33 per share for a total cost of $45.8. From April 1, 2002 through the date of this report, the Company had repurchased 170,000 additional shares at a cost of $4.7.

(6)      SIGNIFICANT CUSTOMERS

             Both of the Company's segments derive significant revenues from AT&T Corporation (AT&T) and AT&T Wireless Services Inc. (AT&T Wireless), which was spun off from AT&T in July 2001.

             Revenues from AT&T Wireless were 18.1% and 16.7% of the Company's consolidated revenues for the three-month periods ended March 31, 2002 and March 31, 2001, respectively. Related accounts receivable from AT&T Wireless totaled $71.3 and $58.1 at March 31, 2002 and December 31, 2001, respectively.

             Revenues from AT&T were 17.8% and 21.9% of the Company's consolidated revenues for the three-month periods ended March 31, 2002 and March 31, 2001, respectively. Related accounts receivable from AT&T totaled $49.9 and $49.4 at March 31, 2002 and December 31, 2001, respectively. The relationship with AT&T includes the Company's use of AT&T communications services, which is particularly significant to the CMG segment. Spending for these services with AT&T was $20.2 and $25.0 for the three-month periods ended March 31, 2002 and March 31, 2001, respectively.

Form 10-Q Part I                                            Convergys Corporaton

                          NOTES TO FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)

(7)      CONTINGENCIES

             The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business. The Company believes that the results of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the financial condition of the Company.

(8)      BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

         Industry Segment Information
         ----------------------------
             The Company operates in two industry segments, which are identified by service offerings. IMG provides outsourced billing and information services and software primarily to the communications industry. CMG provides outsourced marketing, customer support and employee care services to clients in various industries including communications, technology and financial services.

             The Company does not allocate activities below the operating income level to its reported segments. Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. The Company's business segment information is as follows:

                                                                       Three Months
                                                                      Ended March 31,
                                                                     -----------------
         Millions of Dollars                                        2002            2001
         -------------------                                     ---------       ---------
         Revenues
             IMG ...........................................     $   236.2       $   222.6
             CMG ...........................................         354.2           372.2
             Less:  intersegment ...........................          (2.9)           (3.3)
                                                                 ---------       ---------
                                                                 $   587.5       $   591.5
                                                                 =========       =========

         Depreciation and Amortization
             IMG ...........................................     $    11.4       $    14.0
             CMG ...........................................          20.2            29.5
             Corporate .....................................           2.1             1.7
                                                                 ---------       ---------
                                                                 $    33.7       $    45.2
                                                                 =========       =========

         Operating Income (Loss)
             IMG ...........................................     $    56.4       $    44.7
             CMG ...........................................          44.0            47.4
             Corporate .....................................          (1.9)           (1.6)
                                                                 ---------       ---------
                                                                 $    98.5       $    90.5
                                                                 =========       =========

         Capital Expenditures (excluding acquisitions)
             IMG ...........................................     $    11.7       $    12.5
             CMG ...........................................           7.7            20.5
             Corporate .....................................           1.2             1.7
                                                                 ---------       ---------
                                                                 $    20.6       $    34.7
                                                                 =========       =========

                                                               At March 31, 2002
                                                               -----------------
         Goodwill, Net
             IMG ...........................................       $   136.1
             CMG ...........................................           530.8
                                                                   ---------
                                                                   $   666.9
                                                                   =========

Form 10-Q Part I                                            Convergys Corporaton

                          NOTES TO FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)

(9)    EARNINGS PER SHARE

         The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

       Three Months Ended                       Net              Per Share
       March 31,                               Income    Shares    Amount
       ------------------------                ------    ------  ---------

       2002
       Basic EPS                               $  59.6    168.1  $   0.35
       Effect of dilutive securities:
       Stock-based compensation arrangements        --      4.4        --
                                               -------   ------  --------
       Diluted EPS                             $  59.6    172.5  $   0.35
                                               =======   ======  ========

       2001
       Basic EPS                               $  52.1    169.3  $   0.31
       Effect of dilutive securities:
       Stock-based compensation arrangements        --      6.2     (0.01)
                                               -------   ------  --------
       Diluted EPS                             $  52.1    175.5  $   0.30
                                               =======   ======  ========

         The diluted EPS calculation for the three months ended March 31, 2002 excludes the effect of 8.0 million outstanding stock options because they were anti-dilutive.

Form 10-Q Part I                                           Convergys Corporation

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Amounts in Millions Except Per Share Amounts)

BACKGROUND

     Convergys Corporation (the Company) is a global leader in the provision of outsourced, integrated billing software and customer and employee care services. The Company serves its clients through its two operating segments: (i) the Information Management Group (IMG), which provides outsourced billing and information services and software; and (ii) the Customer Management Group (CMG), which provides outsourced marketing, customer support and employee care services.

FORWARD-LOOKING STATEMENTS

     This report may contain "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of the Company, are forward-looking statements. Sometimes these statements will contain words such as "believes," "expects," "intends," "should," "will," "plans" and other similar words. These statements discuss potential risks and uncertainties and, therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company expressly states that it has no current intention of updating any forward-looking statements, whether as a result of new information, future events or otherwise.

     Important factors that may affect these projections or expectations include, but are not limited to: the loss of a significant client; difficulties in completing or integrating acquisitions; terrorist acts or threats of terrorist acts and the response thereto, and acts of war; changes in the overall economy; changes in competition in markets in which the Company operates; changes in the regulatory environment in which the Company's customers operate; changes in the demand for the Company's services; changes in technology that impact both the markets served and the types of services offered; and consolidation within the industries in which the Company's customers operate.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data. Detailed comparisons of revenue and expenses are presented in the discussions of the operating segments, which follow the consolidated overview discussion. Results for interim periods may not be indicative of the results for the full years. All prior year period amounts have been restated to reflect the Geneva pooling-of-interests transaction.

Consolidated Overview
---------------------
Three Months Ended March 31, 2002 versus Three Months Ended March 31, 2001

     Revenues for the first quarter of 2002 totaled $587.5, slightly lower than the $591.5 reported during the first quarter of 2001. The decrease reflects lower CMG revenues partially offset by revenue growth at IMG. Operating expenses for the first quarter of 2002 totaled $489.0 compared with $491.6 from the first quarter of 2001, excluding goodwill amortization of $9.4 ($7.6 after tax or $0.04 per diluted share) recorded in the prior year. The slight decrease in operating expenses reflects lower general and administrative and depreciation expenses offset by the higher costs of providing services. General and administrative expenses decreased as a result of cost cutting measures implemented during 2001 including the integration of the Geneva business and the rationalization of CMG's contact center capacity as described in Notes 2 and 3 of Notes to the Financial Statements. The contact center rationalization also caused the decrease in depreciation expense. The increase in costs of providing services reflects the higher business volume at IMG. Operating income was $98.5 in the first quarter of 2002 compared with $99.9 in the prior year, excluding prior year goodwill amortization, reflecting the slight decline in revenues partially offset by lower operating expenses.

Form 10-Q Part I                                           Convergys Corporation

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Amounts in Millions Except Per Share Amounts)

     The Company's equity in earnings of the Cellular Partnership for the first quarter was $0.9 compared with $1.8 million in the prior year. Interest expense decreased 50% in the first quarter of 2002 to $3.6 from the first quarter of 2001, as a result of significantly lower borrowings and reduced interest rates. The fluctuation in other income (expense) primarily reflects foreign currency losses incurred during the first quarter of 2002. Excluding prior year goodwill amortization, net income of $59.6 was essentially flat compared to the $59.7 in the prior year, while earnings per diluted share increased 3% to $0.35 compared with $0.34 in the first quarter of 2001. The increase in earnings per diluted share reflects the lower average number of diluted shares outstanding, which resulted from the Company's repurchase of 1.5 million shares during the first quarter of 2002 for $45.8 and 2.6 million shares during the second half of 2001.

     As disclosed in Note 4 of Notes to the Financial Statements, the Company adopted SFAS No. 142 as of January 1, 2002, which eliminated the amortization of goodwill. Including goodwill amortization recorded during the first quarter of 2001, reported operating income, net income and diluted earnings per share for the first quarter of 2001 was $90.5, $52.1 and $0.30, respectively.

INFORMATION MANAGEMENT GROUP

                                                        Three Months
($ Millions)                                           Ended March 31,
                                            ------------------------------------
                                              2002         2001     Change    %
                                            ---------   --------  --------------
Revenues:
     Data processing ...................    $  133.9    $  126.4  $   7.5     6
     Professional and consulting .......        53.1        41.2     11.9    29
     License and other .................        12.8        15.2     (2.4)  (16)
     International .....................        33.5        36.5     (3.0)   (8)
                                            --------    --------  -------
       External revenues ...............       233.3       219.3     14.0     6
     Intercompany services .............         2.9         3.3     (0.4)  (12)
                                            --------    --------  -------
       Total revenues ..................       236.2       222.6     13.6     6

Costs of products and services .........       110.2       103.4      6.8     7
Selling, general and administrative
  expenses .............................        34.9        37.7     (2.8)   (7)
Research and development costs .........        23.3        22.8      0.5     2
Depreciation ...........................        10.0         9.5      0.5     5
Amortization ...........................         1.4         4.5     (3.1)  (69)
                                            --------    --------  -------
       Total costs .....................       179.8       177.9      1.9     1
                                            --------    --------  -------

Operating income .......................    $   56.4    $   44.7  $  11.7    26


Three Months Ended March 31, 2002 versus Three Months Ended March 31, 2001

     Excluding intercompany activity, IMG revenues were $233.3 in the first quarter of 2002, a 6% increase from the first quarter of 2001. Data processing revenues increased 6% in the first quarter of 2002 over the first quarter of 2001, primarily as a result of 23% wireless clients' subscriber growth. The data processing revenue growth rate was partially offset by wireless clients' contractual rate reductions and by slower growth in wireline data processing revenues. Professional and consulting revenues increased 29% from the first quarter of 2001 due to continued enhancement requests from wireless carriers, ongoing implementations of Atlys, IMG's global wireless billing system, for AT&T Wireless (AWS) and Triton PCS and growth in cable broadband services. License and other revenues decreased to $12.8 in the first quarter of 2002 from $15.2 in the prior year, reflecting the transition of IMG's license agreement with AT&T Broadband for residential and commercial telephony billing services to a data processing outsourcing agreement. International revenues for the segment decreased 8% to $33.5, resulting from lower license revenues and the 2001 completion of the Atlys implementation for Telesp Celular in Brazil.

Form 10-Q Part I                                           Convergys Corporation

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Amounts in Millions Except Per Share Amounts)

     Overall, IMG's business continues to be affected by the impact of the global economic weakness in the communications sector. This had led to the deferral of billing system buying decisions by many carriers as well as increased pricing pressure.

     IMG's costs and expenses increased 3% to $179.8 in the first quarter of 2002 compared to the first quarter of 2001, excluding the prior year goodwill amortization of $3.1. The increase reflects higher direct costs of providing products and services, partially offset by lower general and administrative expenses. Direct costs of providing products and services increased as a result of increased business volume. The decrease in general and administrative expenses reflects the savings realized through IMG's cost cutting measures including the integration of the Geneva business. Research and development expense increased only slightly compared to the prior year as IMG continued to spend more productivity on Atlys, Geneva, ICOMS and Catalys enhancements. IMG's operating income increased 18% to $56.4 and operating margin increased to 24.2% from 21.8% in the prior year, excluding first quarter 2001 goodwill amortization. The increase in the margin is the result of lower general and administrative expenses and relatively flat research and development expenses.

     Including goodwill amortization expense, IMG's reported operating income for the first quarter of 2001 was $44.7.

CUSTOMER MANAGEMENT GROUP

                                                         Three Months
                                                        Ended March 31,
                                                -----------------------------
($ Millions)                                      2002    2001    Change    %
                                                ------- -------  ------------

Revenues:
     Communications .......................   $  231.5  $ 228.9  $  2.6     1
     Technology ...........................       54.0     63.1    (9.1)  (14)
     Financial services ...................       19.9     21.8    (1.9)   (9)
     Other ................................       48.8     58.4    (9.6)  (16)
                                              --------  -------  ------
          Total revenues ..................      354.2    372.2   (18.0)   (5)

Costs of products and services ............      218.7    222.0    (3.3)   (1)
Selling, general and administrative
  expenses ................................       68.4     70.3    (1.9)   (3)
Research and development costs ............        2.9      3.0    (0.1)   (3)
Depreciation ..............................       18.1     21.3    (3.2)  (15)
Amortization ..............................        2.1      8.2    (6.1)  (74)
                                              --------  -------  ------
          Total costs .....................      310.2    324.8   (14.6)   (4)
                                              --------  -------  ------

Operating income ..........................   $   44.0  $  47.4  $ (3.4)   (7)


Three Months Ended March 31, 2002 versus Three Months Ended March 31, 2001

     CMG revenues were $354.2 in the first quarter of 2002, a 5% decrease from the first quarter of 2001, reflecting continued general weakness in the economy and reduced spending by AT&T. It is important to note that at CMG, revenues were not impacted by weakening in the economy or a significant decline in AT&T revenues until the second quarter of 2001. The overall decrease in revenues was partially offset by double-digit revenue increases with six of CMG's top ten clients. Revenues from communications clients were $231.5, a slight increase from the first quarter of 2001, resulting from strong growth in services provided to DirecTV and Sprint offset by reduced spending by AT&T. The decreases in revenues from technology, financial services and other industries during the first quarter of 2002 compared to the prior year reflect the continued general economic weakness and its impact on client spending for customer support services.

Form 10-Q Part I                                           Convergys Corporation

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Amounts in Millions Except Per Share Amounts)

     CMG's costs and expenses were $310.2 in the first quarter of 2002, a 3% decrease from the first quarter of 2001, excluding prior year goodwill amortization of $6.3. The decrease in operating expenses reflects the lower level of volume, which resulted in a decrease in direct costs of providing services, and costs savings realized through the restructuring activities initiated during the third quarter of 2001. Partially offsetting these reductions was higher wage, salary and medical benefits costs. CMG's operating income decreased 18% to $44.0 and operating margin decreased to 12.4% from 14.4% in the first quarter of 2001, excluding prior year goodwill amortization. The lower operating margin reflects the impact of lower revenues, excess contact center capacity and higher wage, salary and medical costs, partially offset by costs savings related to the third quarter 2001 rationalization of CMG's contact centers.

     Including goodwill amortization, CMG's reported operating income for the first quarter of 2001 was $47.4.

CLIENT CONCENTRATION

     The Company's four largest clients accounted for 54.1% and 52.3% of its revenues in the first quarter of 2002 and 2001, respectively. The risk posed by this revenue concentration is reduced by the long-term contracts the Company has with its largest clients. The Company serves AT&T Wireless, its largest client at 18.1% of revenues in the first three months of 2002, under contracts that expire in 2006 and 2008. AT&T, the Company's second largest client at 17.8% of revenues in the first three months of 2002, is principally served under long-term information and customer management contracts that expire in 2006. Sprint, the Company's third largest client, is served under a contract with IMG that expires at the end of 2004. DirecTV, the Company's fourth largest client in the first three months of 2002, is served by CMG under a contract that expires at the end of 2003. Volumes under certain of the Company's long-term contracts with its four largest clients are subject to variation based, among other things, on the client's spending on outsourced customer support and subscriber levels.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------
     The Company generated $80.5 and $90.4 in cash flows from operating activities during the first three months of 2002 and 2001, respectively. The Company's cash flows from operating activities for the first three months of 2002 reflect a $20.0 repayment of borrowings under its accounts receivable securitization program, compared to a $40.0 repayment during the first three months of 2001. Capital expenditures were $20.6 and $34.7 for the first three months of 2002 and 2001, respectively. The decrease in capital expenditures resulted from reduced spending on the expansion of CMG's contact center facilities in reaction to the flattening of its sales volumes.

     Operating cash flows have historically been more than sufficient to fund the Company's cash needs, other than for very large acquisitions. Historically, acquisitions have generally been financed with a combination of borrowings and operating cash flows. At March 31, 2002, the Company had $145.3 of borrowings outstanding. The Company's borrowing facilities include two revolving credit facilities that expire in November 2002, one with $100 in borrowing capacity and the other with a $250 in borrowing capacity, and $100 in notes which expire in September 2002. The Company also has a $150 accounts receivable securitization agreement, under which it had no outstanding borrowings at March 31, 2002. The accounts receivable securitization agreement expires in September 2002 and it is anticipated that the agreement will be renewed at that time. The Company anticipates that future operating cash flows, its available credit under existing facilities and its access to capital markets will be sufficient to meet future capital needs.

Form 10-Q Part I                                           Convergys Corporation

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Amounts in Millions Except Per Share Amounts)

Balance Sheet
-------------
     Adjusting for a $20.0 reduction in the balance of receivables sold under the Company's accounts receivable securitization program, accounts receivable increased $16.4 from December 31, 2001 to March 31, 2002. Excluding the effects of the securitization, days sales outstanding increased by 1 day during the first three months of 2002 to 69 days. Treasury stock increased from December 31, 2001 as the Company repurchased 1.5 million shares for a total cost of approximately $45.8.

Foreign Currency and Interest Rate Risk
---------------------------------------
     The Company derived 7% of its first three months of 2002 consolidated revenues from outside of North America. The Company's activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. The Company's risk management strategy includes the use of derivative instruments to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. In using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, the Company exposes itself to some counterparty credit risk. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to perform fully under the terms of the agreements and by diversifying the number of financial institutions with which it enters into such agreements.

    The Company currently uses cash flow hedges for foreign currency and interest rate exposure. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. The Company generally enters into forward exchange contracts expiring within one year as hedges of anticipated cash flows denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.

    The Company is exposed to market risk from its variable rate borrowings. At March 31, 2002, the Company had $141.2 in outstanding variable rate borrowings. The Company entered into an interest rate swap agreement to effectively fix the interest rate for $100 of variable rate borrowings. The swap agreement exposes the Company to credit risk in the event the counterparty could not perform under the agreement. The Company managed this risk by entering into the interest rate swap agreement with a highly rated financial institution. Based upon the Company's exposure to variable rate borrowings, a one percent point change in the weighted average interest rate would change the Company's annual interest expense by approximately $0.4.

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

Form 10-Q Part I                                           Convergys Corporation

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

    There were no matters submitted to a vote of security holders in the first quarter of 2002.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) Exhibits.

         The following is filed as an Exhibit to Part I of this Form 10-Q:

         (12)  Computation of Ratio of Earnings to Fixed Charges

     (b) Reports on Form 8-K

         On January 18, 2002, the Company filed a Form 8-K announcing that its Board of Directors authorized the repurchase of up to 10 million of its common shares as market and business conditions warrant.

Form 10-Q Part I                                           Convergys Corporation

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Convergys Corporation

Date:  May 10, 2002                            /s/ Steven G. Rolls
                                               ---------------------------------
                                               Steven G. Rolls
                                               Chief Financial Officer