Form 10-Q
period 2002-06-30
CONVERGYS CORP
filed 2002-08-13
CIK 1062047

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---              SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        ---          OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________.

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

At July 31, 2002, 173,194,420 Common Shares were outstanding.

                         PART I - FINANCIAL INFORMATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                 (Amounts in Millions, Except Per Share Amounts)

                                                       Three Months           Six Months
                                                      Ended June 30,         Ended June 30,
                                                   --------------------  ------------------------
                                                     2002       2001        2002         2001
                                                   --------------------  ------------------------
Revenues .......................................   $   572.7  $   571.2  $   1,160.2  $   1,162.7
                                                   ---------  ---------  -----------  -----------

Costs and Expenses
    Cost of providing services and products sold       315.0      311.5        641.0        633.6
    Selling, general and administrative ........        99.8       97.8        202.9        205.6
    Research and development costs .............        29.2       28.5         55.4         54.4
    Depreciation ...............................        30.6       31.6         60.8         64.1
    Amortization ...............................         3.6       12.6          7.1         25.3
    Acquisition and integration costs ..........        --         31.8         --           31.8
                                                   ---------  ---------  -----------  -----------
         Total costs and expenses ..............       478.2      513.8        967.2      1,014.8
                                                   ---------  ---------  -----------  -----------

Operating Income ...............................        94.5       57.4        193.0        147.9

Equity in Earnings of Cellular Partnership .....         3.0        2.8          3.9          4.6
Other Income (Expense), net ....................         0.2        0.6         (1.3)         0.7
Interest Expense ...............................        (2.3)      (5.3)        (5.9)       (12.5)
                                                   ---------  ---------  -----------  -----------

Income Before Income Taxes .....................        95.4       55.5        189.7        140.7
Income Taxes ...................................        36.3       28.2         71.0         61.3
                                                   ---------  ---------  -----------  -----------

Net Income .....................................   $    59.1  $    27.3  $     118.7  $      79.4
                                                   =========  =========  ===========  ===========

Other Comprehensive Income, net of tax:

  Foreign currency translation adjustments .....   $     9.2  $     2.2  $       8.9  $      (3.1)
  Unrealized gain on cash flow hedging .........         4.2        2.3          6.7          1.5
  Unrealized gain (loss) on investments ........        --          0.1         --           (4.2)
                                                   ---------  ---------  -----------  -----------
     Total other comprehensive income (loss) ...        13.4        4.6         15.6         (5.8)
                                                   ---------  ---------  -----------  -----------

Comprehensive Income ...........................   $    72.5  $    31.9  $     134.3  $      73.6
                                                   =========  =========  ===========  ===========

Earnings Per Common Share

    Basic ......................................   $    0.35  $    0.16  $      0.71  $      0.47
                                                   =========  =========  ===========  ===========
    Diluted ....................................   $    0.35  $    0.16  $      0.69  $      0.45
                                                   =========  =========  ===========  ===========

Average Common Shares Outstanding

    Basic ......................................       167.3      169.8        167.7        169.6
    Diluted ....................................       170.9      175.5        171.7        175.5

See Notes to Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Amounts in Millions)

                                                                       June 30,   December 31,
                                                                         2002        2001
                                                                      ----------  ------------
ASSETS
------
Current Assets
   Cash and cash equivalents .....................................    $     23.8   $     41.1
   Receivables, less allowances of $15.9 and $14.7 ...............         463.7        413.6
   Deferred income taxes .........................................          24.3         31.9
   Prepaid expenses and other current assets .....................          46.8         36.5
                                                                      ----------   ----------
     Total current assets ........................................         558.6        523.1

Property and equipment - net .....................................         330.9        350.4
Goodwill - net ...................................................         668.8        665.2
Other intangibles - net ..........................................          35.6         39.7
Investment in Cellular Partnership ...............................          35.6         35.3
Deferred charges .................................................          86.4         87.8
Other assets .....................................................          36.8         41.4
                                                                      ----------   ----------

     Total Assets ................................................    $  1,752.7   $  1,742.9
                                                                      ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Debt maturing in one year .....................................    $    118.0   $    129.9
   Payables and other current liabilities ........................         329.6        362.5
                                                                      ----------   ----------
     Total current liabilities ...................................         447.6        492.4

Long-term debt ...................................................           4.1          3.6
Other long-term liabilities ......................................          25.1         20.3
                                                                      ----------   ----------

     Total liabilities ...........................................         476.8        516.3
                                                                      ----------   ----------

Shareholders' Equity

   Preferred shares - without par value, 5.0 authorized ..........          --           --
   Common shares - without par value, 500.0 authorized;
     173.1 and 172.2 issued and outstanding ......................         206.0        206.0
   Additional paid-in capital ....................................         606.8        590.4
   Treasury shares - 6.7 shares at June 30, 2002 and 2.8 shares
     at December 31, 2001 ........................................        (170.3)       (68.9)
   Retained earnings .............................................         636.6        517.9
   Accumulated other comprehensive income ........................          (3.2)       (18.8)
                                                                      ----------   ----------
     Total shareholders' equity ..................................       1,275.9      1,226.6
                                                                      ----------   ----------

     Total Liabilities and Shareholders' Equity ..................    $  1,752.7   $  1,742.9
                                                                      ==========   ==========

See Notes to Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in Millions)

                                                                                             Six Months
                                                                                           Ended June 30,
                                                                                        -------------------
                                                                                          2002       2001
                                                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
   Net income ......................................................................    $  118.7   $   79.4
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ...............................................        67.9       89.4
       Deferred income tax expense (benefit) .......................................        12.9       (0.1)
       Cellular partnership distributions in excess of (less than) earnings ........        (0.3)       3.3
       Income tax benefit from stock option exercises ..............................         3.4        5.6
       Repayments of receivables securitization, net ...............................       (20.0)     (30.0)
   Changes in assets and liabilities, net of effects from acquisitions:
       Decrease (increase) in receivables ..........................................       (30.1)      93.1
       Increase in other current assets ............................................       (10.3)      (4.2)
       Decrease (increase) in deferred charges .....................................         1.4      (18.6)
       Increase in other assets ....................................................        --         (2.9)
       Decrease in payables and other current liabilities ..........................       (24.9)     (52.8)
       Other, net ..................................................................         0.2       12.4
                                                                                        --------   --------

       Net cash provided by operating activities ...................................       118.9      174.6
                                                                                        --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Capital expenditures ............................................................       (48.2)     (60.2)
   Acquisitions, net of cash acquired ..............................................        --        (36.3)
                                                                                        --------   --------

     Net cash used in investing activities .........................................       (48.2)     (96.5)
                                                                                        --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Payments of debt, net ...........................................................       (11.4)    (121.0)
   Purchase of treasury shares .....................................................       (89.6)      --
   Issuance of treasury shares, net ................................................        --          1.2
   Issuance of common shares .......................................................        13.0       22.9
                                                                                        --------   --------

     Net cash provided by financing activities .....................................       (88.0)     (96.9)
                                                                                        --------   --------

   Decrease in cash and cash equivalents ...........................................       (17.3)     (18.8)
   Cash and cash equivalents at beginning of period ................................        41.1       49.3
                                                                                        --------   --------
   Cash and cash equivalents at end of period ......................................    $   23.8   $   30.5
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

(2)  ACQUISITIONS

          On April 6, 2001, the Company acquired 100% of the outstanding shares of Geneva Technology Ltd. (Geneva), based in Cambridge, UK (the Geneva Acquisition), for approximately 14.9 million Convergys common shares. Approximately 2.7 million Convergys stock options were also issued to replace outstanding Geneva stock options. Geneva was a provider of convergent billing software for the communications, e-commerce, finance, utilities and online services industries. The transaction qualified as a tax-free reorganization and was accounted for as a pooling-of-interests. Accordingly, all amounts presented were adjusted to reflect the combined results of the companies as if the acquisition had occurred as of the earliest period presented.

          In connection with the acquisition of Geneva, the Company recorded one-time costs of $31.8 in the second quarter of 2001 to expense transaction costs and certain costs to integrate the combined businesses. The one-time charge consisted of $20.6 of transaction costs and $11.2 of integration costs. The integration costs included $1.0 for lease terminations and other costs associated with the consolidation of facilities, $6.2 for severance associated with the consolidation of facilities and certain functions, $3.0 for the expensing of software that will not be deployed by the combined businesses and $1.0 for other integration costs. The integration activities were substantially completed by the end of the second quarter of 2002.

          On February 12, 2001, the Company paid approximately $16 to acquire the customer support business of Keane, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)

(3)  BUSINESS RESTRUCTURING

          As discussed more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company initiated a plan during the third quarter of 2001 to rationalize CMG's contact center capacity. The plan resulted in a pre-tax restructuring charge of $53.3. The charge consisted of $29.0 in costs associated with the closing of contact centers, $16.2 in asset impairment related to software that will not be deployed into those contact center operations and $8.1 to write-down investments in certain of CMG's European contact center operations. The contact center closing costs included $11.8 for lease terminations, $6.4 in severance pay under existing severance plans and $10.8 related to the impairment of leasehold improvements. The $6.4 charge for severance under the plan involves the elimination of approximately 550 employees in contact center operations and administrative functions.

          The Company completed the closure of the centers in 2001 and expects to complete the employee reductions by the end of the third quarter of 2002. The total cash cost of the plan is expected to be approximately $20.2. Through the first half of 2002, the Company paid $10.3 of this cost, consisting primarily of severance payments for approximately 500 employees and facility closing costs. Except for certain lease termination costs, the Company expects to pay the remaining restructuring costs by the end of the third quarter of 2002.

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

          The impact of discontinuing amortization of goodwill on net income, basic and diluted earnings per share for the three and six-month periods ended June 30, 2001 is as follows:

     Three months ended June 30, 2001                          Goodwill
                                                             Amortization,
                                            As Reported       Net of Tax     Adjusted
                                            -----------       ----------     --------
     Net income ..........................    $27.3             $ 7.4          $34.7
     Basic earnings per common share .....    $0.16             $0.04          $0.20
     Diluted earnings per common share ...    $0.16             $0.04          $0.20

     Six months ended June 30, 2001                            Goodwill
                                                             Amortization,
                                            As Reported       Net of Tax     Adjusted
                                            -----------       ----------     --------
     Net income ..........................    $79.4             $15.0          $94.4
     Basic earnings per common share .....    $0.47             $0.09          $0.56
     Diluted earnings per common share ...    $0.45             $0.08          $0.53

                          NOTES TO FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)

          As required by SFAS No. 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of the Company's analysis, $19.2 of acquisition costs, net of accumulated amortization, were transferred to goodwill.

          As of June 30, 2002, the Company's other intangible assets consisted of the following:

                                                                Gross Carrying      Accumulated
                                                                    Amount          Amortization         Net
                                                                    ------          ------------         ---
     Software (classified with Property, Plant & Equipment) ....     $  28.9           $(14.6)          $14.3
     Contracts and other intangibles ...........................        72.7            (37.1)           35.6
                                                                     -------           ------           -----
        Total ..................................................     $ 101.6           $(51.7)          $49.9

          Intangible amortization expense for the three and six-month periods ended June 30, 2002 was $3.6 and $7.1, respectively, and is estimated to be approximately $14 for the year ending December 31, 2002. Estimated intangible amortization expense for the four subsequent fiscal years is as follows:

          For the year ended 12/31/03 ............. $14
          For the year ended 12/31/04 ............. $14
          For the year ended 12/31/05 ............. $11
          For the year ended 12/31/06 .............  $1

(5)  SHAREHOLDERS' EQUITY

          On January 18, 2002, the Company's Board of Directors authorized the repurchase of up to 10 million of its common shares. During the first six months of 2002, the Company repurchased 3.9 million common shares at prices ranging between $18.79 to $31.95 per share for a total cost of $101.4, $11.8 of which was settled in early July.

(6)  SIGNIFICANT CUSTOMERS

          Both of the Company's segments derive significant revenues from AT&T Corporation (AT&T) and AT&T Wireless Services Inc. (AT&T Wireless), which was spun off from AT&T in July 2001.

          Revenues from AT&T Wireless were 18.4% and 17.9% of the Company's consolidated revenues for the six-month periods ended June 30, 2002 and June 30, 2001, respectively. Related accounts receivable from AT&T Wireless totaled $64.1 and $58.1 at June 30, 2002 and December 31, 2001, respectively.

          Revenues from AT&T were 18.3% and 21.0% of the Company's consolidated revenues for the six-month periods ended June 30, 2002 and June 30, 2001, respectively. Related accounts receivable from AT&T totaled $47.2 and $49.4 at June 30, 2002 and December 31, 2001, respectively. The relationship with AT&T includes the Company's use of AT&T communications services, which is particularly significant to the CMG segment. Spending for these services with AT&T was $39.8 and $48.6 for the six-month periods ended June 30, 2002 and June 30, 2001, respectively.

                          NOTES TO FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)

(7)  CONTINGENCIES

          The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business. The Company believes that the results of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company's financial condition.

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

          The Company does not allocate activities below the operating income level to its reported segments. Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. The Company's business segment information is as follows:

                                                           Three Months        Six Months
                                                          Ended June 30,     Ended June 30,
                                                         ----------------  -------------------
     Millions of Dollars                                  2002     2001      2002       2001
     -------------------                                 ------   ------   --------   --------
     Revenues
         IMG ........................................    $231.8   $232.3   $  468.0   $  454.9
         CMG ........................................     343.5    341.8      697.7      714.0
         Less: intersegment .........................      (2.6)    (2.9)      (5.5)      (6.2)
                                                         ------   ------   --------   --------
                                                         $572.7   $571.2   $1,160.2   $1,162.7
                                                         ======   ======   ========   ========

     Depreciation and Amortization
         IMG ........................................    $ 12.4   $ 14.0   $   23.8   $   28.0
         CMG ........................................      20.1     28.6       40.3       58.1
         Corporate ..................................       1.7      1.6        3.8        3.3
                                                         ------   ------   --------   --------
                                                         $ 34.2   $ 44.2   $   67.9   $   89.4
                                                         ======   ======   ========   ========

     Operating Income (Loss) Excluding Special Items
         IMG ........................................    $ 50.4   $ 46.6   $  106.8   $   91.3
         CMG ........................................      45.7     43.8       89.7       91.2
         Corporate ..................................      (1.6)    (1.2)      (3.5)      (2.8)
                                                         ------   ------   --------   --------
                                                         $ 94.5   $ 89.2   $  193.0   $  179.7
                                                         ======   ======   ========   ========

     Special Item - Acquisition and Integration Costs
         IMG ........................................    $ --     $ --     $   --     $   --
         CMG ........................................      --       --         --         --
         Corporate ..................................      --       31.8       --         31.8
                                                         ------   ------   --------   --------
                                                         $ --     $ 31.8   $   --     $   31.8
                                                         ======   ======   ========   ========

     Operating Income (Loss)
         IMG ........................................    $ 50.4   $ 46.6   $  106.8   $   91.3
         CMG ........................................      45.7     43.8       89.7       91.2
         Corporate ..................................      (1.6)   (33.0)      (3.5)     (34.6)
                                                         ------   ------   --------   --------
                                                         $ 94.5   $ 57.4   $  193.0   $  147.9
                                                         ======   ======   ========   ========

                          NOTES TO FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)

                                                               Three Months                Six Months
                                                               Ended June 30,            Ended June 30,
                                                             -------------------       -------------------
     Millions of Dollars                                      2002         2001         2002         2001
     -------------------                                     ------       ------       ------       ------
     Capital Expenditures (excluding acquisitions)
         IMG .............................................   $ 12.5       $  6.8       $ 24.2       $ 19.3
         CMG .............................................     12.4         16.7         20.1         37.2
         Corporate .......................................      2.7          2.0          3.9          3.7
                                                             ------       ------       ------       ------
                                                             $ 27.6       $ 25.5       $ 48.2       $ 60.2
                                                             ======       ======       ======       ======


                                                         At June 30, 2002
                                                         ----------------
     Goodwill, Net
         IMG ...........................................     $135.7
         CMG ...........................................      533.1
                                                             ------
                                                             $668.8
                                                             ======

(9)  EARNINGS PER SHARE

          The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

     Three Months Ended                       Net                    Per Share
     June 30,                                Income       Shares       Amount
     ------------------                      ------       ------       ------
     2002
     Basic EPS ............................. $ 59.1        167.3       $ 0.35
     Effect of dilutive securities:
     Stock-based compensation arrangements .     --          3.6           --
                                             ------        -----       ------
     Diluted EPS ........................... $ 59.1        170.9       $ 0.35
                                             ======        =====       ======

     2001
     Basic EPS ............................. $ 27.3        169.8       $ 0.16
     Effect of dilutive securities:
     Stock-based compensation arrangements .     --          5.7           --
                                             ------        -----       ------
     Diluted EPS ........................... $ 27.3        175.5       $ 0.16
                                             ======        =====       ======

                          NOTES TO FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)

     Six Months Ended                          Net                    Per Share
     June 30,                                Income       Shares       Amount
     ----------------                        ------       ------       ------
     2002
     Basic EPS ............................. $118.7        167.7       $ 0.71
     Effect of dilutive securities:
     Stock-based compensation arrangements       --          4.0        (0.02)
                                             ------        -----       ------
     Diluted EPS ..........................  $118.7        171.7       $ 0.69
                                             ======        =====       ======

     2001
     Basic EPS ............................  $ 79.4        169.6       $ 0.47
     Effect of dilutive securities:
     Stock-based compensation arrangements       --          5.9        (0.02)
                                             ------        -----       ------
     Diluted EPS ..........................  $ 79.4        175.5       $ 0.45
                                             ======        =====       ======

(10) SUBSEQUENT EVENTS

          On July 3, 2002, Convergys purchased substantially all of the assets of TelesensKSCL Limited (in receivership) (Telesens) for approximately $10. Telesens, of Edinburgh, Scotland and a former subsidiary of TelesensKSCL AG, of Cologne, Germany, develops and licenses billing systems for voice and data services for mobile networks in the global telecommunications industry. The acquisition enables the Company to expand its position as one of the top billing and customer care companies in the European, Middle Eastern and Asian markets, opens opportunities to provide advanced billing and customer care products to Telesens' existing client base and provides the Company with a talented group of employees.

          On July 15, 2002, the Company purchased the iBasis Speech Solutions (Speech Solutions) line of business from iBasis Inc., a provider of international Internet-based communication services. The Company paid $17 in cash with an additional $1.5 placed in escrow. Additionally, up to $16 in earn-out payments are possible if Speech Solutions achieves certain milestones, representing $25 in additional revenues, for calendar years 2002 and 2003. The acquisition of Speech Solutions supplements the Company's existing customer management and employee care capabilities with state-of-the-art interactive voice response (IVR) and advanced speech recognition (ASR) technology allowing for broader account penetration. Additionally, Speech Solutions provides an advanced technical platform compatible with existing software and fully scaleable to meet the needs of the largest clients and, positions the Company in the speech-enabled IVR market.

          On July 23, 2002, Convergys' Board of Directors authorized an increase in the number of common shares the Company may repurchase to 15 million from 10 million. As of June 30, 2002, the Company had repurchased 3.9 million shares at a cost of $101.4.

          During the month of July, the Company repurchased 2,002,000 additional shares at a cost of $30.9.

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

Consolidated Overview
---------------------
Three Months Ended June 30, 2002 versus Three Months Ended June 30, 2001

     Revenues for the second quarter of 2002 totaled $572.7, compared with $571.2 reported during the second quarter of 2001, reflecting slightly higher revenues at CMG and essentially flat IMG revenues. Operating expenses for the second quarter of 2002 totaled $478.2 compared with $472.7 in the same period last year, excluding a special item and goodwill amortization recorded in the prior year. The increase in operating expenses reflects higher compensation and medical costs, partially offset by the savings realized through cost cutting measures implemented during 2001, primarily related to the rationalization of CMG's contact center capacity as described in Note 3 of Notes to the Financial Statements. Operating income was $94.5 in the second quarter of 2002 compared with $98.5 in the prior year, excluding the prior year special item and goodwill amortization.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Amounts in Millions Except Per Share Amounts)

     The Company's equity in earnings of the Cellular Partnership for the second quarter was $3.0 compared with $2.8 in the prior year. Interest expense decreased 57% in the second quarter of 2002 to $2.3 from the second quarter of 2001, as a result of significantly lower borrowings and reduced interest rates. The Company's effective tax rate was 38.1% during the second quarter 2002, which was an increase from 36.9% in the same period last year, excluding goodwill amortization and the special item. The increase reflects operating losses being incurred in certain international jurisdictions with no corresponding tax benefit. Net income of $59.1 was slightly below the $61.0 in the prior year, excluding goodwill amortization and the special item recorded in the prior year, while earnings per diluted share remained flat at $0.35. Earnings per diluted share reflects the lower average number of diluted shares outstanding, which resulted from the Company's share repurchase activity including the second quarter of 2002 repurchase of approximately 2.5 million shares for $55.6.

     The Company incurred a special item during 2001 resulting from the Geneva acquisition totaling $31.8 ($26.3 after tax or $0.15 per share). Additionally, as disclosed in Note 4 of Notes to the Financial Statements, the Company adopted SFAS No. 142 as of January 1, 2002, which eliminated $9.3 of goodwill amortization ($7.4 after tax or $0.04 per diluted share) for the second quarter of 2001. Including goodwill amortization and the special item recorded during the second quarter of 2001, reported operating income, net income and diluted earnings per share for the second quarter of 2001 were $57.4, $27.3 and $0.16, respectively.

Six Months Ended June 30, 2002 versus Six Months Ended June 30, 2001

     Revenues for the first six months of 2002 totaled $1,160.2, slightly lower than the $1,162.7 reported during the first six months of 2001. The decrease in revenues reflects lower revenues at CMG, partially offset by growth at IMG. Operating expenses for the first half of 2002 totaled $967.2 compared with $964.3 in the same period in 2001, excluding the special item and goodwill amortization recorded in the prior year. The increase in operating expenses reflects higher compensation and medical costs, partially offset by the savings realized through cost cutting measures implemented during 2001. Operating income was $193.0 in the first six months of 2002 compared with $198.4 in the prior year, excluding the prior year special item and goodwill amortization, reflecting higher operating costs on slightly lower revenues.

     The Company's equity in earnings of the Cellular Partnership for the first half of 2002 was $3.9 compared with $4.6 in the prior year. Interest expense decreased to $5.9 in the first six months of 2002 from $12.5 in the same period in 2001, as a result of significantly lower borrowings and reduced interest rates. The fluctuation in other income (expense) primarily reflects foreign currency losses incurred early in 2002. Excluding the prior year special item and goodwill amortization, net income of $118.7 was slightly below the $120.7 in the prior year, while earnings per diluted share of $0.69 was flat with the prior year. Earnings per diluted share reflects the lower average number of diluted shares outstanding, which resulted from the Company's repurchase of 3.9 million shares during the first six months of 2002 for $101.4 and 2.6 million shares during the second half of 2001.

     As noted above, the Company recorded a special item during the second quarter of 2001 resulting from the Geneva acquisition totaling $31.8 ($26.3 after tax or $0.15 per share) and recorded $18.7 ($15.0 after tax or $0.08 per diluted share) in goodwill amortization. Including goodwill amortization and the special item, reported operating income, net income and diluted earnings per share for the six months of 2001 was $147.9, $79.4 and $0.45, respectively.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Amounts in Millions Except Per Share Amounts)

INFORMATION MANAGEMENT

                                                      Three Months                           Six Months
($ Millions)                                          Ended June 30,                       Ended June 30,
                                            --------------------------------     ---------------------------------
                                             2002      2001     Change    %        2002      2001     Change    %
                                            ------    ------    ------------     -------    ------    ------------
Revenues:
     Data processing ...................... $139.1    $129.9    $ 9.2     7       $273.0    $256.3    $16.7     7
     Professional and consulting ..........   50.5      51.1     (0.6)   (1)       103.6      92.3     11.3    12
     License and other ....................   12.5      16.4     (3.9)  (24)        25.3      31.6     (6.3)  (20)
     International ........................   27.1      32.0     (4.9)  (15)        60.6      68.5     (7.9)  (12)
                                            ------    ------    ------           -------    ------    -----
       External revenues ..................  229.2     229.4     (0.2)   --        462.5     448.7     13.8     3
     Intercompany services ................    2.6       2.9     (0.3)  (10)         5.5       6.2     (0.7)  (11)
                                            ------    ------    ------           -------    ------    -----
       Total revenues .....................  231.8     232.3     (0.5)   --        468.0     454.9     13.1     3

Costs of products and services ............  107.1     112.8     (5.7)   (5)       217.3     216.2      1.1     1
Selling, general and administrative
  expenses ................................   35.7      33.9      1.8     5         70.6      71.6     (1.0)   (1)
Research and development costs ............   26.2      25.0      1.2     5         49.5      47.8      1.7     4
Depreciation ..............................   11.0       9.5      1.5    16         21.0      19.0      2.0    11
Amortization ..............................    1.4       4.5     (3.1)  (69)         2.8       9.0     (6.2)  (69)
                                            ------    ------    -----            -------    ------    -----
       Total costs ........................  181.4     185.7     (4.3)   (2)       361.2     363.6     (2.4)   (1)
                                            ------    ------    -----            -------    ------    -----

Operating income .......................... $ 50.4    $ 46.6    $ 3.8     8       $106.8    $ 91.3    $15.5    17

Three Months Ended June 30, 2002 versus Three Months Ended June 30, 2001

     Excluding intercompany activity, IMG revenues for the second quarter of 2002 remained essentially flat at $229.2. Data processing revenues increased 7% in the second quarter of 2002 over the second quarter of 2001, reflecting a combination of factors including: an increase in cable data processing revenues; modest growth in wireline processing; lower data processing revenues for IP clients; wireless clients' contractual rate reductions; and 25% wireless subscriber growth. Professional and consulting revenues decreased slightly to $50.5 from $51.1 in the prior year reflecting ongoing implementations of Atlys, IMG's global wireless billing system, for AT&T Wireless and Triton PCS. License and other revenues decreased 24% to $12.5 in the second quarter of 2002 from $16.4 in the prior year, reflecting the transition of IMG's license agreement with AT&T Broadband to a data processing outsourcing agreement. International revenues for the segment decreased 15% to $27.1, resulting from lower software license revenues and the completion of the Atlys implementation for Telesp Celular in first half of 2001.

     Overall, IMG's business continues to be affected by the impact of the global economic weakness in the communications sector. This had led to the deferral of billing system buying decisions by many carriers as well as increased pricing pressure.

     IMG's operating costs and expenses of $181.4 during the second quarter of 2002 remained relatively flat compared to the prior year, after excluding goodwill amortization recorded in the prior year. Despite the flat revenues, IMG continued to invest in research and development and sales and marketing activities, which resulted in a slight increase in these expenses compared to the prior year. Additionally, IMG incurred a higher level of depreciation primarily due to further upgrades of its two data centers. These increases were offset by lower costs of products and services, which reflects the mix in revenues. IMG's operating income of $50.4 and operating margin of 22.0% were about the same as the $50.0 and 21.8% in the prior year, excluding second quarter 2001 goodwill amortization.

     Including goodwill amortization expense of $3.4, IMG's reported operating income for the second quarter of 2001 was $46.6.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Amounts in Millions Except Per Share Amounts)

Six Months Ended June 30, 2002 versus Six Months Ended June 30, 2001

     Excluding intercompany revenues, IMG revenues were $462.5 for the first six months of 2002, a 3% increase from the first six months of 2001. Data processing revenues increased 7% to $273.0 in the first six months of 2002 compared with revenues in the same period reflecting a combination of factors including: an increase in cable data processing revenues; modest growth in wireline processing; lower data processing revenues for IP clients; wireless clients' contractual rate reductions; and 26% wireless subscriber growth. Professional and consulting revenues increased 12% to $103.6 in the first six months of 2002 over the first six months of 2001 reflecting ongoing implementations of Atlys for AT&T Wireless and Triton and growth in cable broadband services. License and other revenues decreased 20% to $25.3 in the first six months of 2002 as compared to the first six months of 2001 resulting from the transition of IMG's license agreement with AT&T Broadband to a data processing outsourcing agreement. International revenues decreased 12% to $60.6 in the first six months of 2002, primarily due to lower license revenues and the completion of the Atlys implementation for Telesp Celular in the first half of 2001.

     The Information Management segment's costs and expenses were $361.2 in the first six months of 2002, a slight increase over the $357.1 in the first six months of 2001, excluding goodwill amortization recorded in the prior year. The increase in costs and expenses for the first six months of 2002 reflects IMG's increased focus on sales and marketing efforts and increased research and development efforts.

     Including goodwill amortization expense of $6.5, IMG's reported operating income for the first six months of 2001 was $91.3.

CUSTOMER MANAGEMENT

                                                      Three Months                           Six Months
($ Millions)                                          Ended June 30,                       Ended June 30,
                                            --------------------------------     ---------------------------------
                                             2002      2001     Change    %        2002      2001     Change    %
                                            ------    ------    ------------     -------    ------    ------------
Revenues:
     Communications ......................  $224.4    $215.2    $ 9.2     4       $455.9    $444.1    $ 11.8     3
     Technology ..........................    50.0      57.1     (7.1)  (12)       104.0     120.2     (16.2)  (13)
     Financial services ..................    22.7      18.7      4.0    21         42.6      40.5       2.1     5
     Other ...............................    46.4      50.8     (4.4)   (9)        95.2     109.2     (14.0)  (13)
                                            ------    ------    -----             ------    ------    ------
          Total revenues .................   343.5     341.8      1.7    --        697.7     714.0     (16.3)   (2)

Costs of products and services ...........   210.5     201.6      8.9     4        429.2     423.6       5.6     1
Selling, general and administrative
  expenses ...............................    64.2      64.2       --    --        132.6     134.5      (1.9)   (1)
Research and development costs ...........     3.0       3.6     (0.6)  (17)         5.9       6.6      (0.7)  (11)
Depreciation .............................    17.9      20.5     (2.6)  (13)        36.0      41.8      (5.8)  (14)
Amortization .............................     2.2       8.1     (5.9)  (73)         4.3      16.3     (12.0)  (74)
                                            ------    ------    -----             ------    ------    ------
          Total costs ....................   297.8     298.0     (0.2)   --        608.0     622.8     (14.8)   (2)
                                            ------    ------    -----             ------    ------    ------

Operating income .........................  $ 45.7    $ 43.8    $ 1.9     4       $ 89.7    $ 91.2    $ (1.5)   (2)

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Amounts in Millions Except Per Share Amounts)

Three Months Ended June 30, 2002 versus Three Months Ended June 30, 2001

     CMG revenues were $343.5 in the second quarter of 2002, slightly higher than the $341.8 in the second quarter of 2001. Revenues from communications clients were $224.4, a 4% increase from the second quarter of 2001, resulting from strong growth in services provided to DirecTV and Sprint offset by reduced spending by AT&T. Revenues from the financial services sector increased 21% to $22.7 reflecting an increase in volume from CMG's largest client in the financial services sector. The decrease in revenues from technology clients during the second quarter of 2002 compared to the prior year resulted primarily from reduction in spending by certain PC manufacturing clients.

     CMG's costs and expenses were $297.8 in the second quarter of 2002, a 2% increase from the prior year, excluding prior year goodwill amortization. The increase in operating costs and expenses reflects higher wage, salary and medical benefits costs, partially offset by the savings realized through the restructuring activities initiated during the third quarter of 2001. CMG's operating income decreased 8% to $45.7 and operating margin decreased to 13.3% from 14.5% in the second quarter of 2001, excluding prior year goodwill amortization. The lower operating margin resulted from increases in compensation and medical costs.

     Including goodwill amortization of $5.9 recorded in the prior year, CMG's reported operating income for the second quarter of 2001 was $43.8.

Six Months Ended June 30, 2002 versus Six Months Ended June 30, 2001

     CMG revenues were $697.7 in the first six months of 2002, a 2% decrease from the same period in 2001, reflecting reduced spending by AT&T, partially offset by double-digit revenue increases with six of CMG's top ten clients. Revenues from communications clients were $455.9, an increase of 3% compared with the first six months of 2001, resulting from strong growth in services provided to DirecTV and Sprint offset by reduced spending by AT&T. Revenues from the financial services sector increased 5% to $42.6 reflecting an increase in volume from CMG's largest client in the financial services sector. The decreases in revenues from technology and other industries during the first half of 2002 compared to the prior year reflect the continued general economic weakness and its impact on client spending for customer support services.

     CMG's costs and expenses of $608.0 were essentially flat compared with the first six months of 2001, excluding prior year goodwill amortization. The flat operating expenses reflect the costs savings realized through the restructuring activities initiated during the third quarter of 2001, offset by higher wage, salary and medical benefits costs. CMG's operating income decreased 13% to $89.7 and operating margin decreased to 12.9% from 14.5% in the first half of 2001, excluding prior year goodwill amortization. The lower operating margin reflects the impact of lower revenues and higher wage, salary and medical costs, partially offset by cost savings related to the third quarter 2001 rationalization of CMG's contact centers.

    Including goodwill amortization of $12.2 recorded in the prior year, CMG's reported operating income for the first half of 2001 was $91.2.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Amounts in Millions Except Per Share Amounts)

CLIENT CONCENTRATION

     The Company's four largest clients accounted for 55.0% and 53.7% of its revenues in the first six months of 2002 and 2001, respectively. The risk posed by this revenue concentration is reduced by the long-term contracts the Company has with its largest clients. The Company serves AT&T Wireless, its largest client at 18.4% of revenues in the first half of 2002, under a customer management contract that expires in 2006 and an information management contract that expires in 2008. AT&T, the Company's second largest client at 18.3% of revenues in the first half of 2002, is principally served under a long-term information management contract that expires at the end of 2002 and customer management contract that expires in 2009. Sprint, the Company's third largest client, is served under a contract with CMG that expires during the second quarter of 2003 and a contract with IMG that expires at the end of 2004. DirecTV, the Company's fourth largest client in the first six months of 2002, is served by CMG under a contract that expires at the end of 2003. Volumes under certain of the Company's long-term contracts with its four largest clients are subject to variation based, among other things, on the client's spending on outsourced customer support and subscriber levels.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------
     The Company generated $118.9 and $174.6 in cash flows from operating activities during the first six months of 2002 and 2001, respectively. The Company's cash flows from operating activities for the first six months of 2002 reflect a $20.0 repayment in borrowings under its accounts receivable securitization program, compared to a $30.0 repayment during the first six months of 2001.

     Operating cash flows have historically been more than sufficient to fund the Company's cash needs, other than for very large acquisitions. With the exception of the Geneva transaction, acquisitions have historically been financed with a combination of borrowings and operating cash flows. At June 30, 2002, the Company had $122.1 of borrowings outstanding. The Company's borrowing facilities include a credit facility with $325 in borrowing capacity that expires in July 2005 and $100 in notes which expire in September 2002. The Company also has a $150 accounts receivable securitization agreement, under which it had no outstanding borrowings at June 30, 2002. The accounts receivable securitization agreement expires in September 2002 and it is anticipated that the agreement will be renewed at that time. The expiration of the $100 notes will be financed with a combination of borrowings from the Company's other borrowing facilities and operating cash flow. The Company anticipates that future operating cash flows, its available credit under existing facilities and its access to capital markets will be sufficient to meet future capital needs.

Synthetic Lease
---------------
     The Company is a party to a financing transaction related to its office complex in Orlando, Florida, which was constructed for total costs of approximately $65. Under the terms of the financing transaction, which was structured as a synthetic lease, a special purpose trust owns the office complex and leases it to the Company. No Company employee or director holds any ownership interest in the trust. The lease has an initial term of three years, with two one-year renewal options. As the initial term expired at the end of 2001, the Company exercised the first one-year renewal option and anticipates that it will elect to exercise the second. The Company's lease payment includes a variable interest component, but the Company has effectively converted it to a fixed rate of 4.49% through an interest rate swap with a nominal value of $65.

     As the lease qualifies as an operating lease and the bank, the owner of the special purpose trust (the Trust), has made a substantive residual equity investment, the transaction is accounted for off-balance sheet and the related costs are reported as rent expense. Furthermore, the synthetic lease provides that the Company's maximum obligation, including the guaranteed residual value, will not be greater than 89.9% of the total construction costs. As of June 30, 2002, the assets and liabilities of the special purpose trust were comprised primarily of the office complex and $65 bank debt used to fund the construction of the office complex. In connection with these financing transactions, the Company has made a residual value guarantee for the leased property equal to 85% of the financing, or $55.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Amounts in Millions Except Per Share Amounts)

     On June 28, 2002, the Financial Accounting Standards Board issued an exposure draft, Consolidation of Certain Special-Purpose Entities, which if adopted in its current form, could require the Company to consolidate the assets and liabilities of the Trust. The consolidation requirement would be effective April 1, 2003. In response to this pending pronouncement, the Company is considering various refinancing and purchase options related to the office complex.

Balance Sheet
-------------
     Adjusting for a $20.0 reduction in the balance of receivables sold under the Company's accounts receivable securitization program, accounts receivable increased $30.1 from December 31, 2001 to June 30, 2002. Excluding the effects of the securitization, days sales outstanding increased by 6 days during the first half of 2002 to 74 days. About one half of the increase is due to a timing issue in which a payment from a large customer was received immediately after June 30, 2002. Treasury stock increased from December 31, 2001 as the Company repurchased 3.9 million shares during the first half of 2002 for a total cost of $101.4, $11.8 of which was settled in early July.

Foreign Currency and Interest Rate Risk
---------------------------------------
     The Company derived 7% of its first half 2002 consolidated revenues from outside of North America. The Company's activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. The Company's risk management strategy includes the use of derivative instruments to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. In using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, the Company exposes itself to some counterparty credit risk. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the agreements and by diversifying the number of financial institutions with which it enters into such agreements.

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

     The Company is exposed to market risk from its variable rate borrowings. At June 30, 2002, the Company had $118.0 in outstanding variable rate borrowings. The Company entered into an interest rate swap agreement to effectively fix the interest rate for $100 of variable rate borrowings. The swap agreement exposes the Company to credit risk in the event the counterparty could not perform under the agreement. The Company managed this risk by entering into the interest rate swap agreement with a highly rated financial institution. Based upon the Company's exposure to variable rate borrowings, a one percent point change in the weighted average interest rate would change the Company's annual interest expense by approximately $0.2.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     There were no matters submitted to a vote of security holders during the first quarter of 2002. The Company's annual meeting of shareholders was held on April 23, 2002 in Cincinnati, Ohio, at which the following matters were submitted to a vote of the shareowners:

(a) Votes regarding the election of three Directors for a term expiring in 2005 were as follows:

                                             For         Against
                                          -----------   ---------
David B. Dillon                           141,253,358   1,733,263
Eric C. Fast                              140,625,533   2,361,088
Sidney A. Ribeau                          140,533,763   2,452,858

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Term expiring in 2003:                John F. Barrett
                                      Joseph E. Gibbs
                                      Steven C. Mason
                                         James F. Orr

Term expiring in 2004:                 Gary C. Butler
                                        Roger L. Howe
                                      Philip A. Odeen
                                   James M. Zimmerman

(b) Votes on a proposal to amend the 1998 Long Term Incentive Plan were as follows:

     For                                   92,550,062
     Against                               48,650,794
     Abstentions                            1,785,764
     Broker non-votes                            None

(c) Votes on a proposal to approve the Annual Executive Incentive Plan were as follows:

     For                                  129,273,622
     Against                               11,906,232
     Abstentions                            1,806,766
     Broker non-votes                            None


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits.

     The following is filed as an Exhibit to Part I of this Form 10-Q:

     Exhibit
     Number
     ------
       12        Computation of Ratio of Earnings to Fixed Charges

(b)  Reports on Form 8-K.

     None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Convergys Corporation

Date:  August 13, 2002                    /s/ Steven G. Rolls
                                          ----------------------------------
                                          Steven G. Rolls
                                          Chief Financial Officer