Form 10-Q
period 2002-09-30
CONVERGYS CORP
filed 2002-11-12
CIK 1062047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File Number 1-14379

CONVERGYS CORPORATION

Incorporated under the laws of the State of Ohio

201 East Fourth Street, Cincinnati, Ohio 45202

I.R.S. Employer Identification Number 31-1598292
Telephone - Area Code (513) 723-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

At October 31, 2002, 173,335,140 Common Shares were outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Amounts in Millions, Except Per Share Amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Revenues	$561.2	$567.2	$1,721.4	$1,729.9

Costs and Expenses
Cost of providing services and products sold	308.1	309.2	949.1	942.8
Selling, general and administrative	97.7	91.7	300.6	297.3
Research and development costs	29.8	32.4	85.2	86.8
Depreciation	32.1	30.5	92.9	94.5
Amortization	3.7	12.8	10.8	38.2
Restructuring and impairment charges	–	58.0	–	58.0
Acquisition and integration costs	–	–	–	31.8

Total costs and expenses	471.4	534.6	1,438.6	1,549.4

Operating Income	89.8	32.6	282.8	180.5
Equity in Earnings of Cellular Partnership	1.0	1.3	4.9	5.9
Other Income (Expense), net	(0.8)	(7.6)	(2.1)	(6.9)
Interest Expense	(3.1)	(4.0)	(9.0)	(16.5)

Income Before Income Taxes	86.9	22.3	276.6	163.0
Income Taxes	31.3	19.3	102.3	80.6

Net Income	$55.6	$3.0	$174.3	$82.4

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	$(3.9)	$(0.3)	$5.0	$(4.5)
Unrealized gain (loss) on cash flow hedging	(3.3)	(2.5)	3.4	(1.0)
Unrealized gain (loss) on investments	–	1.4	–	(1.7)

Total other comprehensive income (loss)	(7.2)	(1.4)	8.4	(7.2)

Comprehensive Income	$48.5	$1.6	$182.8	$75.2

Earnings Per Common Share
Basic	$0.34	$0.02	$1.05	$0.49

Diluted	$0.34	$0.02	$1.03	$0.47

Average Common Shares Outstanding
Basic	161.3	169.9	165.6	169.7
Diluted	163.7	174.2	169.0	175.1

See Notes to Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)

	September 30,	December 31,
	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$41.7	$41.1
Receivables, less allowances of $16.7 and $14.7	332.0	413.6
Deferred income taxes	18.2	31.9
Prepaid expenses and other current assets	47.2	36.5

Total current assets	439.1	523.1

Property and equipment - net	334.1	350.4
Goodwill - net	693.1	665.2
Other intangibles - net	34.7	39.7
Investment in Cellular Partnership	36.6	35.3
Deferred charges	88.1	87.8
Other assets	36.8	41.4

Total Assets	$1,662.5	$1,742.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt maturing in one year	$125.9	$129.9
Payables and other current liabilities	343.5	362.5

Total current liabilities	469.4	492.4

Long-term debt	4.8	3.6
Other long-term liabilities	23.4	20.3

Total liabilities	497.6	516.3

Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized	–	–
Common shares – without par value, 500.0 authorized; 173.2 and 172.2 issued and outstanding	206.0	206.0
Additional paid-in capital	609.9	590.4
Treasury shares – 16.5 shares at September 30, 2002 and 2.8 shares at December 31, 2001	(332.8)	(68.9)
Retained earnings	692.2	517.9
Accumulated other comprehensive loss	(10.4)	(18.8)

Total shareholders’ equity	1,164.9	1,226.6

Total Liabilities and Shareholders’ Equity	$1,662.5	$1,742.9

See Notes to Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)

	Nine Months
	Ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$174.3	$82.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103.7	132.7
Restructuring, impairment and integration costs	–	45.2
Deferred income tax expense	18.6	2.9
Cellular partnership distributions in excess of (less than) earnings	(1.3)	24.2
Income tax benefit from stock option exercises	3.4	6.0
Borrowings (repayments) of receivables securitization, net	80.0	(55.0)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in receivables	5.8	59.4
Increase in other current assets	(10.4)	(10.0)
Increase in deferred charges	(0.3)	(38.7)
Decrease (increase) in other assets	4.2	(6.3)
Decrease in payables and other current liabilities	(20.8)	(21.5)
Other, net	(0.1)	15.8

Net cash provided by operating activities	357.1	237.1

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(80.1)	(79.2)
Acquisitions, net of cash acquired	(28.4)	(36.3)

Net cash used in investing activities	(108.5)	(115.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of debt, net	(3.3)	(105.7)
Purchase of treasury shares	(260.8)	(56.2)
Issuance of treasury shares, net	–	1.2
Issuance of common shares	16.1	26.7

Net cash used in financing activities	(248.0)	(134.0)

Increase (decrease) in cash and cash equivalents	0.6	(12.4)
Cash and cash equivalents at beginning of period	41.1	49.3

Cash and cash equivalents at end of period	$41.7	$36.9

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
(Amounts in Millions Except Per Share Amounts)

1)	BACKGROUND AND BASIS OF PRESENTATION

Convergys Corporation (the Company or Convergys) serves its clients through its two operating segments: (i) the Information Management Group (IMG), which provides outsourced billing and information services and software; and (ii) the Customer Management Group (CMG), which provides outsourced customer care and employee care services. The Company also has a 45% limited partnership interest in a cellular communications services provider in southwestern and central Ohio and northern Kentucky (the Cellular Partnership).

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of Management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. The December 31, 2001 condensed balance sheet has been derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K. Certain prior period amounts have also been reclassified to conform to current period presentation.

(2)	ACQUISITIONS

On July 12, 2002, the Company purchased substantially all the assets of iBasis Speech Solutions, Inc. (Speech Solutions), a wholly owned subsidiary of iBasis, Inc., a provider of international Internet-based communication services. The Company paid approximately $19, subject to final purchase price adjustments. Additionally, up to $16 in earn-out payments are possible if Speech Solutions achieves certain revenue milestones for calendar years 2002 and 2003. The acquisition of Speech Solutions supplements the Company’s existing customer management and employee care capabilities with state-of-the-art interactive voice response (IVR) and advanced speech recognition (ASR) technology allowing for broader account penetration.

On July 3, 2002, the Company purchased substantially all of the assets of TelesensKSCL Limited (in receivership) (Telesens) for approximately $10. Telesens, of Edinburgh, Scotland and a subsidiary of TelesensKSCL AG, of Cologne, Germany, develops and licenses billing systems for voice and data services for mobile networks in the global telecommunications industry. The acquisition enables the Company to expand its position as one of the top billing and customer care companies in the European, Middle Eastern and Asian markets, and opens opportunities to provide advanced billing and customer care products to Telesens’ existing client base. As discussed further in Note 7, the Company is a party to a lawsuit filed by former employees of Telesens.

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

(3)	BUSINESS RESTRUCTURING AND IMPAIRMENT

The Company initiated a plan during the third quarter of 2001 to rationalize CMG’s contact center capacity. The plan resulted in a pre-tax restructuring charge of $53.3 ($41.0 after tax). The charge consisted of $29.0 in costs associated with the closing of contact centers, $16.2 in asset impairment and $8.1 to write-down investments in certain of CMG’s European contact center operations. The contact center closing costs included $11.8 for lease terminations, $6.4 in severance pay under existing severance plans and $10.8 related to the impairment of leasehold improvements. The $6.4 charge for severance under the plan involved the elimination of approximately 550 employees in contact center operations and administrative functions.

The Company closed the centers in 2001 and substantially completed the headcount reductions by September 2002. Through the first nine months of 2002, the Company paid $13.6 primarily for severance payments and lease termination costs. As of September 30, 2002, there was a remaining restructuring accrual of $6.6 million related primarily to ongoing lease termination payments.

Unrelated to the CMG restructuring activities, IMG recorded an impairment charge of $4.7 ($2.9 after tax) in the third quarter of 2001.

As presented in the Condensed Consolidated Statements of Income and Comprehensive Income, Restructuring and Impairment Charges includes the following components that were recorded in the third quarter of 2001:

	CMG	IMG	Total

Facility Closing Costs:
Severance costs	$6.4	–	$6.4
Lease terminations	11.8	–	11.8

Total	18.2	–	18.2

Impairment Costs and Other Special Items:
Leasehold improvements	10.8	–	10.8
Software	16.2	$4.7	20.9
Investments in European contact centers	8.1	–	8.1

Total	35.1	4.7	39.8

Total	$53.3	$4.7	$58.0

Also during the third quarter of 2001, the Company recorded a non-operating expense of $6.5 to reflect the permanent impairment of certain equity investments whose valuations had been adversely affected by recent economic conditions. This has been presented in the Condensed Consolidated Statements of Income and Comprehensive Income in Other Income (Expense), net.

NOTES TO FINANCIAL STATEMENTS
(Amounts in Millions Except Per Share Amounts)

(4)	GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, the Company adopted, on a prospective basis, Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill. Upon adoption of SFAS No. 142, the Company performed an initial impairment test of its goodwill and determined that no goodwill impairment existed. Under SFAS No. 142, goodwill will be tested for impairment at least annually or more frequently if an event occurs which indicates that goodwill may be impaired.

The impact of discontinuing amortization of goodwill on net income, basic and diluted earnings per share for the three and nine-month periods ended September 30, 2001 is as follows:

Three months ended September 30, 2001		Goodwill
		Amortization,
	As Reported	Net of Tax	Adjusted

Net income	$3.0	$7.4	$10.4
Basic earnings per common share	$0.02	$0.04	$0.06
Diluted earnings per common share	$0.02	$0.04	$0.06

Nine months ended September 30, 2001		Goodwill
		Amortization,
	As Reported	Net of Tax	Adjusted

Net income	$82.4	$22.4	$104.6
Basic earnings per common share	$0.49	$0.13	$0.62
Diluted earnings per common share	$0.47	$0.13	$0.60

As required by SFAS No. 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of the Company’s analysis, $19.2 of acquisition costs, net of accumulated amortization, were transferred to goodwill.

As of September 30, 2002, the Company’s other intangible assets consisted of the following:

	Gross Carrying	Accumulated
	Amount	Amortization	Net

Software (classified with Property, Plant & Equipment)	$28.9	$(15.8)	$13.1
Contracts and other intangibles	74.4	(39.7)	34.7

Total	$103.3	$(55.5)	$47.8

Intangible amortization expense for the three and nine-month periods ended September 30, 2002 was $3.7 and $10.8, respectively, and is estimated to be approximately $14 for the year ending December 31, 2002. Estimated intangible amortization expense for the four subsequent fiscal years is as follows:

For the year ended 12/31/03	$15
For the year ended 12/31/04	$14
For the year ended 12/31/05	$11
For the year ended 12/31/06	$1

NOTES TO FINANCIAL STATEMENTS
(Amounts in Millions Except Per Share Amounts)

(5)	SHAREHOLDERS’ EQUITY

On January 18, 2002, the Company’s Board of Directors authorized the repurchase of up to 10 million of its common shares. On July 23, 2002, the Board of Directors authorized an increase in the number of common shares the Company may repurchase to 15 million shares. During the first nine months of 2002, the Company repurchased 13.7 million common shares at prices ranging between $13.90 to $33.16 per share for a total cost of $263.9, $3.1 of which was settled in early October.

(6)	SIGNIFICANT CUSTOMERS

Both of the Company’s segments derive significant revenues from AT&T Corporation (AT&T) and AT&T Wireless Services Inc. (AT&T Wireless), which was spun off from AT&T in July 2001.

Revenues from AT&T Wireless were 19.1% and 16.9% of the Company’s consolidated revenues for the nine-month periods ended September 30, 2002 and September 30, 2001, respectively. Related accounts receivable from AT&T Wireless totaled $70.6 and $58.1 at September 30, 2002 and December 31, 2001, respectively.

Revenues from AT&T were 18.4% and 20.5% of the Company’s consolidated revenues for the nine-month periods ended September 30, 2002 and September 30, 2001, respectively. Related accounts receivable from AT&T totaled $42.1 and $49.4 at September 30, 2002 and December 31, 2001, respectively.

(7)	CONTINGENCIES

The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business. The Company believes that the results of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition.

The Company has been named as an additional defendant in a class action lawsuit filed by former employees of Telesens against Telesens (in receivership) and the three individual receivers (Receivers). The former employees were declared redundant by the Receivers, under applicable law, prior to the acquisition of the assets of Telesens by the Company. The action seeks damages of approximately $14. The Company intends to vigorously defend against the action. In the event of an adverse judgment, the Company believes that the results of the claim would not have a materially adverse effect on the Company’s financial condition. As this represents a preacquisition contingency, any payment made by the Company will be treated as additional purchase price consideration.

(8)	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Industry Segment Information
The Company operates in two industry segments, which are identified by service offerings. IMG provides outsourced billing and information services and software primarily to the communications industry. CMG provides outsourced customer care and employee care services to clients in various industries including communications, technology and financial services.

The Company does not allocate activities below the operating income level to its reported segments. Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense. The Company’s business segment information is as follows:

NOTES TO FINANCIAL STATEMENTS
(Amounts in Millions Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

Millions of Dollars	2002	2001	2002	2001

Revenues
IMG	$227.2	$238.5	$695.2	$693.4
CMG	336.6	331.6	1,034.3	1,045.6
Less: intersegment	(2.6)	(2.9)	(8.1)	(9.1)

	$561.2	$567.2	$1,721.4	$1,729.9

Depreciation and Amortization
IMG	$13.3	$14.2	$37.1	$42.3
CMG	20.4	27.2	60.7	85.3
Corporate	2.1	1.9	5.9	5.1

	$35.8	$43.3	$103.7	$132.7

Operating Income (Loss)
IMG	$46.4	$46.0	$153.2	$137.3
CMG	44.1	(13.3)	133.8	77.9
Corporate	(0.7)	(0.1)	(4.2)	(34.7)

	$89.8	$32.6	$282.8	$180.5

Special Items
IMG	$–	$4.7	$–	$4.7
CMG	–	53.3	–	53.3
Corporate	–	–	–	31.8

	$–	$58.0	$–	$89.8

Operating Income (Loss) Excluding Special Items
IMG	$46.4	$50.7	$153.2	$142.0
CMG	44.1	40.0	133.8	131.2
Corporate	(0.7)	(0.1)	(4.2)	(2.9)

	$89.8	$90.6	$282.8	$270.3

Capital Expenditures (excluding acquisitions)
IMG	$6.8	$7.3	$31.0	$26.7
CMG	17.5	9.2	37.6	46.4
Corporate	7.6	2.5	11.5	6.1

	$31.9	$19.0	$80.1	$79.2

	At September 30, 2002
Goodwill, Net
IMG	$150.7
CMG	542.4

	$693.1

NOTES TO FINANCIAL STATEMENTS
(Amounts in Millions Except Per Share Amounts)

(9)	EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Three Months Ended	Net		Per Share
September 30,	Income	Shares	Amount

2002
Basic EPS	$55.6	161.3	$0.34
Effect of dilutive securities:
Stock-based compensation arrangements	–	2.4	–

Diluted EPS	$55.6	163.7	$0.34

2001
Basic EPS	$3.0	169.9	$0.02
Effect of dilutive securities:
Stock-based compensation arrangements	–	4.3	–

Diluted EPS	$3.0	174.2	$0.02

Nine Months Ended
September 30,

2002
Basic EPS	$174.3	165.6	$1.05
Effect of dilutive securities:
Stock-based compensation arrangements	–	3.4	(0.02)

Diluted EPS	$174.3	169.0	$1.03

2001
Basic EPS	$82.4	169.7	$0.49
Effect of dilutive securities:
Stock-based compensation arrangements	–	5.4	(0.02)

Diluted EPS	$82.4	175.1	$0.47

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Millions Except Per Share Amounts)

BACKGROUND

     Convergys Corporation (the Company) is a global leader in the provision of outsourced, integrated billing software and customer and employee care services. The Company serves its clients through its two operating segments: (i) the Information Management Group (IMG), which provides outsourced billing and information services and software; and (ii) the Customer Management Group (CMG), which provides outsourced customer care and employee care services.

FORWARD-LOOKING STATEMENTS

     This report may contain “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of the Company, are forward-looking statements. Sometimes these statements will contain words such as “believes,” “expects,” “intends,” “should,” “will,” “plans” and other similar words. These statements discuss potential risks and uncertainties and, therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company expressly states that it has no current intention of updating any forward-looking statements, whether as a result of new information, future events or otherwise.

     Important factors that may affect these projections or expectations include, but are not limited to: the loss of a significant client; difficulties in completing or integrating acquisitions; terrorist acts or threats of terrorist acts and the response thereto, and acts of war; changes in the overall economy; changes in competition in markets in which the Company operates; changes in the regulatory environment in which the Company and the Company’s customers operate; changes in the demand for the Company’s services; changes in technology that impact both the markets served and the types of services offered; and consolidation within the industries in which the Company’s customers operate.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data. Detailed comparisons of revenue and expenses are presented in the discussions of the operating segments, which follow the consolidated overview discussion. Results for interim periods may not be indicative of the results for the full years.

Consolidated Overview
Three Months Ended September 30, 2002 versus Three Months Ended September 30, 2001

     Revenues for the third quarter of 2002 totaled $561.2, compared with $567.2 reported during the third quarter of 2001, reflecting a 5% decrease in IMG revenues offset by 2% growth at CMG. Operating expenses for the third quarter of 2002 totaled $471.4 compared with $467.5 in the same period last year, excluding special items and goodwill amortization recorded in the prior year. The increase in operating expenses reflects higher compensation and medical costs as well as increased levels of sales, marketing and administrative expenses. Operating income was $89.8 in the third quarter of 2002 compared with $99.7 in the prior year, excluding the prior year special items and goodwill amortization.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Millions Except Per Share Amounts)

     The Company’s equity in earnings of the Cellular Partnership for the third quarter was $1.0 compared with $1.3 in the prior year. Interest expense decreased 23% in the third quarter of 2002 to $3.1 from the third quarter 2001, as a result of lower borrowings and reduced interest rates. The Company’s effective tax rate was 36.0% during the third quarter 2002, which was a decrease from 36.6% in the same period last year, excluding the effects of prior year goodwill amortization and the special items. Net income decreased 9% to $55.6 from $60.8 in the prior year, excluding goodwill amortization and the special items recorded in the prior year. Earnings per diluted share decreased only slightly to $0.34 versus $0.35 in the prior year, excluding goodwill amortization and special items, as average diluted shares outstanding decreased to 163.7 from 174.2 in the prior year, reflecting, in part, the Company’s share repurchases.

     The Company incurred special items during the third quarter of 2001 resulting from a plan to rationalize CMG’s contact center capacity resulting in a restructuring charge of $53.3. Unrelated to the CMG restructuring activities, IMG recorded an impairment charge of $4.7 in the third quarter of 2001. Combined these charges reduced operating income for the third quarter of 2001 by $58.0. Also, included in non-operating expense was a $6.5 charge to reflect the permanent impairment of certain equity investments. The equity investment impairment charge, together with the CMG and IMG charges totaled $64.5 ($50.4 after tax or $0.29 per diluted share). Additionally, as disclosed in Note 4 of Notes to the Financial Statements, the Company adopted SFAS No. 142 as of January 1, 2002, which if adopted as of January 1, 2001, would have eliminated $9.1 ($7.4 after tax or $0.04 per diluted share) of goodwill amortization. Including goodwill amortization and the special items recorded during the third quarter of 2001, reported operating income, net income and diluted earnings per share for the third quarter of 2001 were $32.6, $3.0 and $0.02, respectively.

Nine Months Ended September 30, 2002 versus Nine Months Ended September 30, 2001

     Revenues for the first nine months of 2002 were $1,721.4, essentially flat with the $1,729.9 reported during the first nine months of 2001. The revenue trend reflects relatively level revenues at CMG and IMG. Operating expenses for the first nine months of 2002 totaled $1,438.6 compared with $1,431.8 in the same period in 2001, excluding the special items and goodwill amortization recorded in the prior year. The increase in operating expenses reflects higher compensation and medical costs as well as increased levels of sales, marketing and administrative expenses, partially offset by the savings realized through continuous improvement programs. Excluding the prior year special items and goodwill amortization, operating income was $282.8 in the first nine months of 2002 compared with $298.1 in 2001, reflecting higher operating costs on flat revenues.

     The Company’s equity in earnings of the Cellular Partnership for the first nine months of 2002 was $4.9 compared with $5.9 in the prior year. Interest expense decreased to $9.0 in the first nine months of 2002 from $16.5 in the same period in 2001, as a result of significantly lower borrowings and reduced interest rates. The fluctuation in other income (expense), excluding the special item, primarily reflects foreign currency losses incurred early in 2002. Excluding the prior year special items and goodwill amortization, net income decreased to $174.3 from $181.5 in the prior year, while earnings per diluted share decreased only slightly to $1.03 compared with $1.04 in the prior year. Earnings per diluted share reflects, in part, the lower average number of diluted shares outstanding, which resulted from the Company’s repurchase of 13.7 million shares during the first nine months of 2002 for $263.9.

     In addition to the special items recorded in the third quarter of 2001 as described above, the Company recorded $31.8 ($26.3 after tax or $0.15 per diluted share) in non-recurring transaction and integration costs related to the Geneva acquisition. Additionally, the Company recorded $27.8 ($22.4 after tax or $0.13 per diluted share) in goodwill amortization. Including goodwill amortization and the special items, reported operating income, net income and diluted earnings per share for the first nine months of 2001 were $180.5, $82.4 and $0.47, respectively.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Millions Except Per Share Amounts)

INFORMATION MANAGEMENT

	Three Months				Nine Months
($ Millions)	Ended September 30				Ended September 30

	2002	2001	Change	%	2002	2001	Change	%

Revenues:
Data processing	$135.5	$139.8	$(4.3)	(3)	$408.5	$396.1	$12.4	3
Professional and consulting	37.1	49.5	(12.4)	(25)	140.7	141.8	(1.1)	(1)
License and other	17.8	13.9	3.9	28	43.1	45.5	(2.4)	(5)
International	34.2	32.4	1.8	6	94.8	100.9	(6.1)	(6)

External revenues	224.6	235.6	(11.0)	(5)	687.1	684.3	2.8	–
Intercompany services	2.6	2.9	(0.3)	(10)	8.1	9.1	(1.0)	(11)

Total revenues	227.2	238.5	(11.3)	(5)	695.2	693.4	1.8	–

Costs of products and services	104.5	112.7	(8.2)	(7)	321.8	328.9	(7.1)	(2)
Selling, general and administrative expenses	35.5	31.3	4.2	13	106.1	102.9	3.2	3
Research and development costs	27.5	29.6	(2.1)	(7)	77.0	77.4	(0.4)	(1)
Depreciation	11.6	9.6	2.0	21	32.6	28.6	4.0	14
Amortization	1.7	4.6	(2.9)	(63)	4.5	13.6	(9.1)	(67)
Impairment charge	–	4.7	(4.7)	–	–	4.7	(4.7)	–

Total costs	180.8	192.5	(11.7)	(6)	542.0	556.1	(14.1)	(3)

Operating income	$46.4	$46.0	$0.4	1	$153.2	$137.3	$15.9	12

Three Months Ended September 30, 2002 versus Three Months Ended September 30, 2001

     Overall, IMG’s business continues to be affected by the impact of weakness in the global communications sector. This led to the deferral of billing system buying decisions by many carriers as well as increased pricing pressure. Excluding intercompany activity, IMG revenues for the third quarter of 2002 were 5% lower at $224.6, primarily reflecting lower professional and consulting revenues offset by higher license and other revenues. Data processing revenues decreased 3% in the third quarter of 2002 over the third quarter of 2001, reflecting 15% wireless subscriber growth, an increase in cable data processing and lower average “per subscriber” processing rates. The 15% wireless subscriber growth rate represents a significant slowdown compared to the 34% subscriber growth rate in the third quarter of 2001. This decrease represents slow organic subscriber growth by our wireless clients as well as subscribers transferred off our systems to client’s in-house systems for wireless properties they acquired. Professional and consulting revenues decreased to $37.1 from $49.5 in the prior year reflecting our wireless clients’ postponement of and reduction in further system enhancements. License and other revenues increased 28% to $17.8 in the third quarter of 2002 from $13.9 in the prior year, reflecting a new license agreement with Time Warner, partially offset by the transition of IMG’s license agreement with AT&T Broadband to a data processing outsourcing agreement. International revenues for the segment increased 6% to $34.2, resulting from the acquisition of Telesens, partially offset by lower software sales.

     IMG’s operating costs and expenses of $180.8 during the third quarter of 2002 were slightly lower compared to $184.7 in the prior year, after excluding a special item and goodwill amortization recorded in the prior year. This decrease represents lower costs of products and services, which reflects the decline in revenues as well as changes in the revenue mix, and a slight drop in research and development expenses. Partially offsetting these items were an increase in spending on selling and marketing activities and a higher level of depreciation resulting from further upgrades of IMG’s two data centers as well as further investment in its international operations. For the reasons described above, IMG’s operating income of $46.4 and operating margin of 20.7% were lower than the $53.8 and 22.8% in the prior year, excluding third quarter 2001 goodwill amortization and the special item.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Millions Except Per Share Amounts)

     During the third quarter of 2001, IMG recorded an impairment charge of $4.7. Including goodwill amortization expense of $3.1 and the special item, IMG’s reported operating income for the third quarter of 2001 was $46.0.

Nine Months Ended September 30, 2002 versus Nine Months Ended September 30, 2001

     Excluding intercompany revenues, IMG revenues were $687.1 for the first nine months of 2002, which was relatively flat compared to the first nine months of 2001. Data processing revenues increased 3% to $408.5 in the first nine months of 2002 compared with revenues in the same period reflecting a combination of factors including: 23% wireless subscriber growth; an increase in cable data processing revenues; lower data processing revenues for IP clients; and lower average “per subscriber” processing rates. Professional and consulting revenues decreased 1% to $140.7 in the first nine months of 2002 as compared to the first nine months of 2001 resulting from the slowdown during the third quarter of 2002 as described above, partially offset by year over year growth that occurred during the first half of 2002. License and other revenues decreased 5% to $43.1 in the first nine months of 2002 as compared to the first nine months of 2001 resulting from the transition of IMG’s license agreement with AT&T Broadband to a data processing outsourcing agreement, partially offset by the Time Warner license. International revenues decreased 6% to $94.8 in the first nine months of 2002, primarily due to lower license revenues and the completion of the Atlys implementation for Telesp Celular in the first half of 2001. This decrease was softened by revenues from Telesens.

     IMG’s operating costs and expenses were $542.0 in the first nine months of 2002, essentially flat with the $541.8 in the first nine months of 2001, excluding the special item and goodwill amortization recorded in the prior year. The increase in costs and expenses for the first nine months of 2002 reflects IMG’s further spending on sales and marketing and increased depreciation, offset by lower costs of providing services and products. Excluding the special items and goodwill amortization recorded in the prior year, operating income increased to $153.2 from $151.6 in the prior year.

     Including goodwill amortization expense of $9.6 and the special item described above, IMG’s reported operating income for the first nine months of 2001 was $137.3.

CUSTOMER MANAGEMENT
	Three Months				Nine Months
	Ended September 30,				Ended September 30,

($ Millions)	2002	2001	Change	%	2002	2001	Change	%

Revenues:
Communications	$220.2	$219.9	$0.3	–	$676.1	$667.3	$8.8	1
Technology	49.6	49.6	–	–	153.6	167.4	(13.8)	(8)
Financial services	26.5	16.4	10.1	62	69.1	57.1	12.0	21
Other	40.3	45.7	(5.4)	(12)	135.5	153.8	(18.3)	(12)

Total revenues	336.6	331.6	5.0	2	1,034.3	1,045.6	(11.3)	(1)

Costs of products and services	206.2	199.4	6.8	3	635.4	623.0	12.4	2
Selling, general and administrative expenses	63.6	62.2	1.4	2	196.2	196.7	(0.5)	–
Research and development costs	2.3	2.8	(0.5)	(18)	8.2	9.4	(1.2)	(13)
Depreciation	18.4	19.0	(0.6)	(3)	54.4	60.8	(6.4)	(11)
Amortization	2.0	8.2	(6.2)	(76)	6.3	24.5	(18.2)	(74)
Restructuring and impairment charge	–	53.3	(53.3)	–	–	53.3	(53.3)	–

Total costs	292.5	344.9	(52.4)	(15)	900.5	967.7	(67.2)	(7)

Operating income (loss)	$44.1	$(13.3)	$57.4	–	$133.8	$77.9	$55.9	72

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Millions Except Per Share Amounts)

Three Months Ended September 30, 2002 versus Three Months Ended September 30, 2001

     CMG revenues were $336.6 in the third quarter of 2002, representing a 2% increase from the $331.6 in the third quarter of 2001 reflecting increased levels of business with several communications and financial services clients. Also contributing to the increase was the acquisition of Speech Solutions. Revenues from communications clients were $220.2, remaining flat with the third quarter of 2001 resulting from growth in services provided to two of its larger clients in this sector, offset by reduced spending by AT&T. Revenues from the financial services sector increased 62% to $26.5 reflecting an increase in volume from CMG’s largest client in the financial services sector as well as the initiation of some large new programs. Revenues from technology clients remained flat during the third quarter of 2002 compared to the prior year primarily from an increase in volume from CMG’s largest technology client offset by a reduction in spending by certain PC and equipment manufacturing clients. The decrease in other revenues reflects lower volume from clients in several sectors including consumer products, retail and transportation.

     CMG’s costs and expenses were $292.5 in the third quarter of 2002, a 2% increase from the prior year, excluding prior year goodwill amortization and the special item. The increase in operating costs and expenses reflects higher wage, salary and medical benefits costs, and further investment in CMG’s growing employee care business unit, partially offset by cost savings realized through the increased utilization of the Indian contact center. For the reasons described above, CMG’s operating income decreased 4% to $44.1 from $46.0 and operating margin decreased to 13.1% from 13.9% in the third quarter of 2001, excluding the special item and prior year goodwill amortization.

     During the third quarter of 2001, the Company approved a plan to rationalize CMG’s contact center capacity resulting in a restructuring charge of $53.3 ($41.0 after tax). Including goodwill amortization of $6.0 and the special item recorded in the prior year, CMG’s reported operating loss for the third quarter of 2001 was $13.3.

Nine Months Ended September 30, 2002 versus Nine Months Ended September 30, 2001

     CMG revenues were $1,034.3 in the first nine months of 2002, a 1% decrease from the same period in 2001, reflecting reduced spending by AT&T, partially offset by double digit revenue increases with six of CMG’s top ten clients. Revenues from communications clients were $676.1, an increase of 1% compared with the first nine months of 2001, resulting from strong growth in services provided to three of its larger clients in this sector, offset by reduced spending by AT&T. Revenues from the financial services sector increased 21% to $69.1 reflecting an increase in volume from CMG’s largest client in the financial services sector. The lower level of revenues from CMG’s technology clients reflects a reduction of service provided to PC and equipment manufacturers, offset by increased volume from CMG’s largest technology client. Revenue from other industries decreased during the first nine months of 2002 compared to the prior year reflecting the continued general economic weakness and its impact on client spending for customer support services in several sectors.

     CMG’s costs and expenses of $900.5 were slightly higher compared with $896.2 from the first nine months of 2001, excluding the special item and prior year goodwill amortization. The slight increase in operating expenses reflects higher wage, salary and medical benefits costs, partially offset by the cost savings realized through the restructuring activities initiated during the third quarter of 2001 as well as the increased utilization of the Indian contact center. For the reasons described above, CMG’s operating income decreased 10% to $133.8 from $149.4 and operating margin decreased to 12.9% from 14.3% in the first nine months of 2001, excluding the special item and prior year goodwill amortization.

     Including goodwill amortization of $18.2 and the special item described above, CMG’s reported operating income for the first nine months of 2001 was $77.9.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Millions Except Per Share Amounts)

BUSINESS OUTLOOK

     Current economic factors may have a significant impact on the Company’s future period results; for example, the continuing slowness of the global economy; lower spending by telecom carriers; slowing subscriber growth by leading wireless carriers; and limited new marketing spending by carriers. Additionally, the Company, as most other companies, will see increased costs for wages and benefits, including pension and health care. If these trends continue, the Company will continue to be challenged. The Company will respond by effectively managing its cost structure to control expenses without sacrificing its market position.

CLIENT CONCENTRATION

     The Company’s four largest clients accounted for 55.4% and 52.4% of its revenues in the first nine months of 2002 and 2001, respectively. The risk posed by this revenue concentration is reduced by the long-term contracts the Company has with its largest clients. The Company serves AT&T Wireless, its largest client at 19.1% of revenues in the first nine months of 2002, under a customer management contract that expires in 2006 and an information management contract that expires in 2008. AT&T, the Company’s second largest client at 18.4% of revenues in the first nine months of 2002, is principally served under a long-term information management contract that expires at the end of 2002 and a customer management contract that expires in 2009. Sprint, the Company’s third largest client, is served under a contract with CMG that expires during the second quarter of 2003 and a contract with IMG that expires at the end of 2004. DirecTV, the Company’s fourth largest client in the first nine months of 2002, is served by CMG under a contract that expires at the end of 2003. Volumes under certain of the Company’s long-term contracts are subject to variation based, among other things, on the client’s spending on outsourced customer support and subscriber levels.

FINANCIAL CONDITION

Liquidity and Capital Resources
     The Company generated $357.1 and $237.1 in cash flows from operating activities during the first nine months of 2002 and 2001, respectively. The Company’s cash flows from operating activities for the first nine months of 2002 reflect $80.0 in increased borrowings under its accounts receivable securitization program, compared to a $55.0 repayment during the first nine months of 2001.

     Operating cash flows have historically been more than sufficient to fund the Company’s cash needs, other than for very large acquisitions. With the exception of the Geneva transaction, acquisitions have historically been financed with a combination of borrowings and operating cash flows. At September 30, 2002, the Company had $130.7 of borrowings outstanding. The Company’s borrowing facilities include a credit facility with $325 in borrowing capacity that expires in July 2005 and a commercial paper program backed by this $325 credit facility. The Company also has a $150 accounts receivable securitization agreement, under which it had $100.0 outstanding borrowings at September 30, 2002. The accounts receivable securitization agreement expires in September 2003. The Company anticipates that future operating cash flows, its available credit under existing facilities and its access to capital markets will be sufficient to meet future capital needs.

Synthetic Lease
     The Company is a party to a financing transaction related to its office complex in Orlando, Florida, which was constructed for total costs of approximately $65. Under the terms of the financing transaction, which was structured as a synthetic lease, a special purpose trust (the Trust) owns the office complex and leases it to the Company. No Company employee or director holds any ownership interest in the Trust. The lease has an initial term of three years, with two one-year renewal options. As the initial term expired at the end of 2001, the Company exercised the first one-year renewal option and anticipates that it will elect to exercise the second. The Company’s lease payment includes a variable interest component, but the Company has effectively converted it to a fixed rate of 4.49% through an interest rate swap with a nominal value of $65.

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Millions Except Per Share Amounts)

     As the lease qualifies as an operating lease and the owner of the Trust, has made a substantive residual equity investment, the transaction is accounted for off-balance sheet and the related costs are reported as rent expense. Furthermore, the synthetic lease provides that the Company’s maximum obligation, including the guaranteed residual value, will not be greater than 89.9% of the total construction costs. As of September 30, 2002, the assets and liabilities of the Trust were comprised primarily of the office complex and $65 bank debt used to fund the construction of the office complex. In connection with these financing transactions, the Company made a residual value guarantee for the leased property equal to 85% of the financing, or $55.

     On June 28, 2002, the Financial Accounting Standards Board issued an exposure draft, “Consolidation of Certain Special-Purpose Entities,” which if adopted in its current form, could require the Company to consolidate the assets and liabilities of the Trust. The consolidation requirement would be effective April 1, 2003. In response to this pending pronouncement, the Company is considering various refinancing and purchase options related to the office complex.

Balance Sheet
     Adjusting for an $80.0 increase in the balance of receivables sold under the Company’s accounts receivable securitization program, accounts receivable decreased $5.8, excluding the effect of acquisitions, from December 31, 2001 to September 30, 2002. Excluding the effects of the securitization, days sales outstanding increased by 3 days during the first nine months of 2002 to 71 days. Treasury stock increased from December 31, 2001 as the Company repurchased 13.7 million shares during the first nine months of 2002 for a total cost of $263.9, $3.1 of which was settled in early October.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company derived 7% of its first nine months of 2002 consolidated revenues from outside of North America. The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. The Company’s risk management strategy includes the use of derivative instruments to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. In using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, the Company exposes itself to some counterparty credit risk. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the agreements and by diversifying the number of financial institutions with which it enters into such agreements.

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

     The Company is exposed to market risk from its variable rate borrowings. At September 30, 2002, the Company had $125.9 in outstanding variable rate borrowings. Based upon the Company’s exposure to variable rate borrowings, a one percent point change in the weighted average interest rate would change the Company’s annual interest expense by approximately $1.3.

ITEM 4. CONTROL AND PROCEDURES

     The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

     There have been no significant changes in the Company’s internal controls or in other factors that could affect these controls subsequent to the date of their evaluation.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the third quarter of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

The following is filed as an Exhibit to Part I of this Form 10-Q:

Exhibit Number

12 Computation of Ratio of Earnings to Fixed Charges

(b)	Reports on Form 8-K.

On July 17, 2002, the Company announced that it had purchased substantially all of the assets of iBasis Speech Solutions, Inc., a wholly owned subsidiary of iBasis, Inc.

On July 30, 2002, the Board of Directors authorized the Company to expand its corporate repurchase program from 10 million to 15 million common shares.

On August 13, 2002, the Company filed the Statements under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings, and the Certifications of Periodic Financial Reports by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation

Date: November 11, 2002	/s/ Steven G. Rolls
Steven G. Rolls
Chief Financial Officer

CERTIFICATION

           I, James F. Orr, President and Chief Executive Officer of Convergys Corporation, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Convergys Corporation;

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ James F. Orr
James F. Orr
President and Chief Executive Officer

CERTIFICATION

           I, Steven G. Rolls, Chief Financial Officer of Convergys Corporation, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Convergys Corporation;

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ Steven G. Rolls
Steven G. Rolls
Chief Financial Officer