Form 10-K
period 2002-12-31
CONVERGYS CORP
filed 2003-03-06
CIK 1062047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 1-14379

CONVERGYS CORPORATION

An Ohio Corporation	I.R.S. Employer No. 31-1598292

201 East Fourth Street, Cincinnati, Ohio 45202
Telephone Number (513) 723-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Shares (no par value) Series A Preferred Share Purchase Rights	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

At January 31, 2003, there were 173,551,485 common shares outstanding, of which 17,767,457 were held in Treasury.

The aggregate market value of the voting shares owned by non-affiliates of the registrant as of June 28, 2002 was $3,242,469,318.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Securities Act of 1934). Yes ☒ No ☐

___________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

(1)           Portions of the registrant’s definitive proxy statement dated March 10, 2003, issued in connection with the annual meeting of shareholders (Part III)

See page 20 for Executive Officers of the Registrant.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

This report and the documents incorporated by reference herein contain “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of Convergys Corporation, are forward-looking statements. Sometimes these statements will contain words such as “believes,” “expects,” “intends,” “should,” “will,” “plans” and other similar words. These statements discuss potential risks and uncertainties and, therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company expressly states that it has no current intention of updating any forward-looking statements, whether as a result of new information, future events or otherwise.

Important factors that may affect these projections or expectations include, but are not limited to: the consequence of terrorist attacks and the responses of the United States and other nations to such attacks; the loss of a significant client; difficulties in completing or integrating acquisitions; changes in the overall economy; changes in competition in markets in which the Company operates; changes in the regulatory environment in which the Company’s clients operate; changes in the demand for the Company’s services; changes in technology that impact both the markets served and the types of services offered; and, consolidation within the industries in which the Company’s clients operate.

Part I

Item 1.             Business

General

Convergys Corporation (the Company or Convergys) is a global leader in the provision of outsourced, integrated billing, employee and customer care software and services. Convergys focuses on developing long-term strategic relationships with clients in employee- and customer-intensive industries including telecommunications, cable, broadband, direct satellite broadcasting, Internet services, technology, financial services and government. The Company serves its clients through its two segments: (i) the Information Management Group (IMG), which provides outsourced billing and information services and software; and (ii) the Customer Management Group (CMG), which provides outsourced marketing, customer support services and employee care services. The Company has developed a large base of recurring revenues by providing value-added billing and customer management solutions for its clients, generally under long-term contracts.

The Company was formed in May 1998 as a wholly owned subsidiary of Cincinnati Bell Inc. (CBI). In July 1998, CBI contributed to the Company the two reporting segments described in the preceding paragraph and the 45% interest in Cincinnati SMSA Limited Partnership, a provider of cellular telecommunications business in central and southwestern Ohio and northern Kentucky (the Cellular Partnership). On August 13, 1998, approximately 10% of the common shares of the Company were issued to the public. On December 31, 1998, the remaining shares held by CBI were distributed to CBI shareholders.

The Company files annual, quarterly, special reports and proxy statements with the SEC. These filings are available to the public over the Internet on the SEC’s Web site at http://www.sec.gov and at http://www.convergys.com. You may also read and copy any document the Company files with the SEC at its public reference facilities in Washington, D.C. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. You can also inspect reports, proxy statements and other information about Convergys at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

Pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the industry segment and geographic information included in Item 8, Note 15 of Notes to Financial Statements, are incorporated herein by reference in partial response to this Item 1.

Industry Overview

Recently, the communications, technology and financial services markets have experienced increased competition as a result of several factors including advances in technology, globalization and deregulation. As a result, billing, customer management and employee care solutions, which utilize software-based information systems and services to identify, attract, bill and retain customers and care for employees’ human resource needs, have become a strategic necessity for companies in these industries as they seek to remain competitive.

The communications industry, which includes wireless and wireline telecommunications, cable, cable telephony, broadband, direct satellite broadcasting and xSP (i.e., Internet Service Providers, Network Service Providers), has become increasingly competitive as a result of deregulation, convergence, the development of new technologies and global industry consolidation. Deregulation and the development of new technologies have also created new entrants. Accordingly, these communication companies require flexible and cost-effective information systems to support their operations. As service offerings continue to broaden and competition continues to increase, the requirements of information systems are becoming increasingly complex. Many providers are finding that the commitment of financial and human resources, as well as the time required to develop these systems internally, has become increasingly costly. As a result, many companies are turning to third party vendors, such as Convergys, for their information systems.

The emergence of the Internet and other new technologies has created additional channels for customer support and employee care. Where companies once provided customer support and employee care through paper or telephone-based care centers, these emerging technologies and shifts in consumer preferences now require support to be offered through multi-channel contact centers. These rapid changes in technology, as well as growing competition and financial pressures, are making it increasingly difficult for companies, particularly in the communications, technology and financial services industries, to maintain in-house support functions to handle all of their customer management and employee care needs cost-effectively. Companies in these industries as well as many others are increasingly turning to outsourcing providers for customer support and employee care services. In CMG’s multi-channel contact centers, CMG service agents are able to provide customer support and employee care through a full range of Web-enabled services ranging from self-care to chat to click-to-live-agent in addition to telephone-based agent services.

Convergys is unique among its peers in that it offers outsourced billing, customer management and employee care services in end-to-end solutions. It is anticipated that companies will continue to focus on their core competencies and seek to benefit from the advantages that outsourcing can provide. These advantages include: (i) technologically advanced, scalable systems and software which enable rapid competitive response; (ii) cost savings resulting from economies of scale achieved by leveraging investments in technology, data processing facilities and customer service centers; (iii) improved time-to-market for new products/services, whether for existing companies or new entrants; and (iv) expertise to target, acquire and retain customers more effectively.

Although current weakness in the global markets, especially in the telecommunications sector, has caused telecommunication providers to reduce or postpone further investment in their information systems, the market for billing information systems and services is estimated to grow 9% annually over the next three years from $56 billion in 2002 to $73 billion in 2005. Additionally, based on estimates from leading industry analysis groups, including Gartner Dataquest and IDC, the combined spending in billing information systems, customer management and employee care services markets is expected to increase 7% annually from $538 billion in 2002 to $666 billion in 2005. The portion of this combined market that is outsourced is expected to increase 19% annually from $80 billion in 2002 to $134 billion in 2005.

Strategy

Convergys’ strategy for growth is designed to capitalize on the trends in the industries where it focuses: demand and competition in the communications, technology and financial services industries; need for complex, highly scalable communications billing systems; the continuing trend toward outsourcing of billing, customer support and employee care services; a rising trend for a single point provider of outsourced human resource services; and demand for the use of new technologies and new disciplines in providing customer support and employee care services.

Specifics of the strategy include:

Leveraging Industry Leadership Position

Convergys is a global leader in providing complex, highly scalable billing solutions to the communications industry. The Company’s strategy is to use this position to be the billing services provider of choice for wireless, wireline, cable, cable telephony, broadband, direct broadcast satellite and xSP companies. The strategy includes being positioned to provide its component-based, next-generation framework to its current clients as they seek to introduce new services, to existing service providers who are not clients that outgrow their current billing systems and to new entrants as they emerge.

With respect to customer care services, Convergys’ strategy is to leverage its leadership position in the industry to provide a growing array of customer support services through its multi-channel contact centers. These services will be focused principally, but not exclusively, on the needs of companies in the communications, technology and financial services industries. Additionally, Convergys remains committed to offering its clients the option of offshore services. As evidenced by the recent expansion of its customer service center in India, the Company will continue to be at the forefront in identifying new labor markets and operating contact centers in locations around the globe based on client demand.

With respect to employee care services, Convergys seeks to leverage its core strengths in operating complex software and in integrating employee contact technologies and services to provide clients with a more cost-effective single point of contact for outsourced human resource services. These services include health and welfare administration, defined benefit and defined contribution administration, payroll administration and payroll processing, recruiting and staffing administration, personnel and learning administration.

Pursuing International Growth

The Company believes that developments in the international communications market position Convergys for significant international growth for IMG. Historically, international revenues have accounted for less than 10% of the Company’s revenues. However, as deregulation in the international market leads to increased competition and industry consolidation, Convergys believes that the demand for its highly scalable, complex billing systems will increase. Additionally, despite a delay caused by current global weakness, the global communications industry is on the verge of deploying the next-generation (third) of cellular technology (known as 3G). 3G provides enhanced capabilities, primarily high-speed data along with existing wireless voice services. Service providers will require more advanced billing systems to be able to bill for the broad range of wireless data and Internet services that can be provided via 3G. Convergys is investing in its systems’ capabilities, particularly its global, end-to-end, wireless billing system, Atlys, and in its international sales and marketing efforts to realize this market potential. In addition to Europe, Convergys is expanding its presence in the Asian Pacific region, Latin America and the Middle East.

Deploying Aggressive Sales and Marketing Efforts

Convergys continues to invest in its sales and marketing efforts to realize fully its market potential. The Company’s sales force is structured to serve existing clients effectively and to capture new clients both domestically and internationally. Similarly, in recent years, Convergys has been implementing a marketing and business development plan with the goals of increasing the Company’s visibility in the vertical markets it serves, leading the Company’s product development efforts and pursuing technology-based alliances to meet market needs. The Company’s plan for raising its visibility includes a market-focused advertising campaign, regular briefings and personal visits with clients, prospects and industry analysts, speaking engagements, articles and white papers, and continual improvement of the Company’s Web site. Marketing is leading the Company’s product development efforts by driving its product strategy roadmap and by defining the features and functionality to be incorporated in the Company’s products and services. The Company’s business development plan is focused on pursuing technology-based alliances in which the alliance partners’ technological capabilities are integrated into and delivered as an integral part of the Company’s offering.

Pursuing Strategic Acquisitions and Alliances

Convergys has a history of enhancing internal growth through acquisitions. Additionally, the Company continues to pursue alliances with leading technology and systems integration companies to expand the market leadership of its solutions and the Company’s distribution channels. The Company believes that consolidation in its industry will continue and that the Company will continue to pursue acquisitions and alliances that expand its client base, add new capabilities, enable it to accelerate its product development efforts or continue its geographic expansion.

Products and Services

IMG

IMG serves clients principally by providing and managing complex billing and information software that addresses all segments of the communications industry, including wireless, wireline, cable, cable telephony, broadband, direct broadcast satellite and xSP. IMG’s component-based, next-generation framework supports the creation of billing and customer care solutions ranging from a single module to the combination of modules into application suites to a complete, end-to-end billing system. Its global, three-tiered billing product portfolio gives its clients a flexible migration path to expand their billing and customer care systems without loss of their initial investment. IMG’s clients can upgrade if, and when, their economic models point to the need for additional capabilities. IMG’s three-tiered family of products includes:

End-to-End Products

End-to-end products address the broad range of convergent billing and customer care functionality for well-defined market segments such as wireless, cable/broadband and xSP. End-to-end products are full-featured, with built-in business logic and business rules that map the product to the needs of a particular target segment. The end-to-end products are offered with a unique, core-custom option that allows operators to modify the products to meet their specific requirements, while still being able to take advantage of IMG-funded product upgrade release plans. Convergys’ end-to-end software systems include:

Atlys®

Atlys is a comprehensive, end-to-end billing and customer care solution that supports the needs of wireless network operators competing in a global wireless voice and data market. Atlys possesses many key advantages that enable operators to realize fast time to market for new services and a greater return on their overall investment. Some of Atlys’ key advantages are the following:

•          Atlys supports both voice and data services, while still supporting the specific business rules unique to wireless.

•          The architecture supports open interface capabilities through Application Programming Interfaces (APIs), giving operators added flexibility.

•          Atlys supports real-time processing through the entire customer care business process—from mediation to activation, to rating and billing.

•          Atlys provides operators the flexibility of supporting pre- and post-paid subscribers on a single database.

ICOMS

The Integrated Communications Operations Management System (ICOMS) solution is designed specifically for the broadband convergent video, high-speed data and telephony market. It incorporates the power and flexibility of Convergys’ industry-proven cable television subscriber management system with the market-leading integrated support of high-speed data and wireline telephony. The net result is a convergent solution uniquely designed to meet cable and broadband operators’ subscriber, billing and operations management requirements. The ICOMS solution provides broadband operators with control and flexibility to sharpen their competitive edge, expand market penetration, increase revenues, decrease costs and differentiate themselves from their competition. Because ICOMS is designed specifically for the cable television, high-speed data and cable telephony markets, broadband operators can serve all three of these markets with a single billing solution. The operator gains efficiencies and decreases costs by eliminating redundant processing and the required maintenance of multiple systems. With a single billing system, the operator can maintain all of its customer data in a single database. This provides the operator with a unified view of its customer, thus enhancing marketing opportunities, reducing errors and streamlining customer service processes.

WIZARD®

The WIZARD solution is designed to serve new-generation multimedia operators including direct broadcast satellite, direct-to-home, cable, and cable telephony providers, by allowing them to extend their offerings to support the new convergent era that includes voice, video and data services. To address this rapidly evolving industry, WIZARD combines a comprehensive customer service system component and advanced billing and rating capabilities.

Catalys®

Catalys, IMG’s proven billing and customer care solution for the Internet marketplace, helps Internet service providers tackle industry-wide challenges such as controlling costs, accelerating revenue growth and supporting dynamic business models. It also assists them in better differentiating their products and services, maximizing the value of each customer interaction, and expanding their business strategically and with agility. Catalys helps to control operational costs by minimizing installation timeframes. Catalys also supports robust customer care capabilities with multiple modes of access (customer service representatives, self-care, interactive voice response and personal digital assistants) thereby lowering overall call center contact costs and maximizing usage of more cost-efficient contact methods.

Application Suites

For providers that require complex system enhancements or replacements to address convergent services needs with broad functionality, IMG offers application suites. These suites may be pre-integrated to provide cost-effective, add-on functionality or may be custom-configured using standard APIs to meet client-specific needs when an out-of-the-box solution is not the best fit. Further, IMG’s application suites contain industry-specific business rules that ensure the proper interoperation of the modules. Like IMG’s application modules, these suites have well-defined APIs and can be rapidly deployed in existing operations support systems (OSS). Convergys IP Suite helps service providers realize the revenue potential of true convergence by supporting the introduction of next-generation services. The Convergys Settlement Suite provides convergent service providers with the ability to manage partner relationships by supporting contractual agreements with content and merchant settlement partners.

Application Modules

In cases where a service provider desires to implement a modular approach to its OSS, or needs to upgrade or replace a specific part of its OSS capability with a convergent software solution, Convergys offers a variety of application modules. Convergys application modules support distinct business functions with robust performance and well-documented APIs, and are designed to be easily integrated into a client’s existing OSS environment or with IMG application suites and end-to-end products. For example, the highly flexible and convergent rating and billing application module, Geneva™ Active Revenue Management, reduces time to market and achieves cost efficiencies through highly configurable applications rather than time-consuming or costly customizations. Some other key features of Geneva include the following:

•          Convergent Pre-Pay — Allows pre- and post-paid accounts to be integrated on a single database, enabling a single view of customers (e.g., a family group) with mixed pre- and post-paid accounts, improving customer loyalty and reducing operational costs.

•          Real-time, credit-card style, pre-transaction authorization against both pre-paid and post-paid accounts -- This is supported by Geneva’s carrier grade real-time functionality, which delivers robust failure recovery and load-balancing to guarantee the immediacy and high availability of service needed by volume operators in the e/m-commerce world.

•          Catalog partitioning — Enables operators to support separate pricing and product catalogs for each branded service provider within a single instance of Geneva.

•          Comprehensive settlement capabilities — In addition to content settlement, Geneva also supports voice and IP interconnect as well as mobile roaming agreements, making it uniquely placed to support retail, wholesale and partner billing from a single instance.

Other examples of Convergys’ application modules include Convergys Mediation Manager, which collects and correlates raw billing data from a variety of networks and service nodes for use by service providers’ OSS, and Convergys Activation Manager, which provides an activation gateway that isolates clients’ billing functions from network complexities. Using IMG modules, clients can build upon their initial investments with Convergys to enhance continually their OSS capabilities.

IMG provides its software products in one of three delivery modes: outsourced, licensed or build-operate-transfer (BOT). In the outsourced delivery mode, IMG provides the billing services by running its software in one of its world class data centers. In the licensed delivery mode, the software is licensed to clients who prefer to perform billing and customer care internally. Finally, the BOT delivery mode entails IMG implementing and initially running its software in the client’s data center with the option of transferring the operation of the center to the client at a future date.

In addition to the end-to-end products described above, the Company also provides outsourced billing services using legacy applications (i.e., Macrocell, Cellware, Cablemaster®) that have been customized to meet specific client needs.

In 2002, 60% of IMG’s revenues were for outsourced data processing services generated from recurring monthly payments from its clients based upon the number of client subscribers or bills processed by IMG in its data centers. Most of IMG's wireless data processing agreements, which are typically 5-year agreements, are priced on a monthly, per subscriber basis. As the number of subscribers processed by our system increases, the average per unit price for our services decrease (i.e. volume discounts). The remainder of IMG's wireless data processing agreements contain per subscriber rate reductions triggered by the passage of time, typically a contract anniversary date. Professional and consulting services for software maintenance and enhancements accounted for approximately 19% of IMG’s 2002 revenues. IMG’s remaining revenues were primarily from software license arrangements and international sales. International revenues consist of a mix of professional and consulting, and license and other revenues.

CMG

CMG provides outsourced customer management and employee care services for its clients utilizing its advanced information systems capabilities, human resource management skills and industry experience.

Customer Management Services

The Company’s customer managerment services include:

Customer Service — CMG handles customer contacts that range from initial product information requests to customer retention initiatives. This involves a variety of activities including gathering and analyzing customer information; describing product features, capabilities and options; activating customer accounts or renewing service; processing a product or service sale; and resolving complaints and billing inquiries.

Technical Support — CMG answers technical support inquiries for consumers and business customers. Technical support ranges from simple product installation or operating assistance for a variety of software and hardware products to highly complex issues such as systems networking configuration or software consultation.

Sales Account Management — CMG is responsible for managing the entire customer relationship including obtaining current orders, increasing purchase levels, introducing new products, implementing product initiatives and handling all inquiries related to products, shipments and billing.

CMG delivers these services using a variety of tools including computer telephony integration (CTI), interactive voice response (IVR), advanced speech recognition (ASR) and the Internet through agent-assisted and self-service channels. Phone and Web-based agent-assisted service channels provide for live agent interaction while allowing for immediacy of interaction and the ability of agents, with the required level of expertise, to react to individual customer needs. Self-service channels, including automated telephone-based solutions such as ASR, allow customers to transact business or find their own assistance without the help of a live agent.

Employee Care Services

The Company provides its clients with an outsourcing solution that allows them to deliver world class human resource and payroll services efficiently to their employees (active and retired). The Company’s services support human resource activities that span the lifecycle of an employee, including: recruiting, hiring and staffing; annual benefits enrollment and ongoing benefits administration; defined benefit and defined contribution administration; payroll administration and payroll processing; learning and training; mergers and acquisition support; and general human resource and administration services.

Convergys’ fully integrated Employee Service Centers provide its clients’ employees and managers with a single point of contact to access and process information, ask questions and enroll in various benefit programs. Technologies such as the Internet, ASR, IVR, CTI and knowledge-based management (KBM) help create a virtual human resources department that provides employees and managers the information they need, when they need it. The Company’s employee self-service capabilities enable employees and managers to access their human resource information and perform various transactions 24 hours a day.

CMG generally receives a fee based on staffing hours or number of calls handled by the agent assigned to a program. Supplemental revenues can sometimes be earned depending on service levels or achievement of certain performance measurement targets. These supplemental revenues are recognized by the Company only after it has achieved the required measurement target. Additional fees are charged for service enhancements or system upgrades requested by clients. Fees for employee care services generally are billed on a flat monthly rate or a rate per client employee as the services are rendered.

Clients

IMG

IMG generally has long-term relationships and multi-year contracts with its clients. In many cases, IMG is the client’s exclusive provider of billing services or the contract requires the client to fulfill minimum annual commitments. IMG’s billing and customer management software platforms process billing information for monthly customer statements for approximately 38% of U.S. wireless subscribers. In terms of Convergys’ revenues, IMG’s largest wireless clients during 2002 were ALLTEL, AT&T Wireless and Sprint PCS.

IMG provides cable and direct broadcast satellite billing services both domestically and internationally. IMG’s cable billing systems also support bundled telephone and entertainment services provided by cable television system operators in the US and Europe. In terms of Convergys’ revenues, IMG’s largest cable clients during 2002 were AOL Time Warner, Comcast, Cox Communications, RCN, ISH and Telewest.

CMG

CMG principally focuses on developing long-term strategic outsourcing relationships with large clients in the communications, technology and financial services industries for customer management services and large employers in any industry or government for employee care services. CMG focuses on these type of clients because of the complexity of services required, the anticipated growth of their market segments and their increasing need for more cost-effective customer management and employee care services. In terms of Convergys’ revenues, CMG’s largest clients during 2002 were AT&T, AT&T Wireless, Comcast, DIRECTV, SBC Communications and Sprint PCS. CMG’s largest employee care clients were AT&T, Bristol-Myers Squibb, General Electric, Lucent, Marriot, Pfizer and Sodexho. During 2002, the Company announced a 7-year outsourced employee care contract with the State of Florida.

Both of the Company’s segments derive significant revenues from AT&T Wireless and AT&T, which are independent companies. Revenues from AT&T Wireless were 19.7%, 18.2% and 19.1% of the Company’s consolidated revenues for 2002, 2001 and 2000, respectively. Revenues from AT&T were 10.5%, 14.9% and 17.8% of the Company’s consolidated revenues for 2002, 2001 and 2000, respectively.

Operations

The Company operates two billing data centers, one in Orlando, Florida and the other in Cincinnati, Ohio comprising, in total, approximately 150,000 square feet of space. Over 100,000 terminals are connected via 98 external networks to the Company’s data centers. Over 340 data center operations and production support employees service the Company’s data centers.

The Company’s technologically advanced data centers provide 24 hour per day, 7 day a week availability (with redundant power and communication feeds and emergency power back-up supplied by diesel and turbine generators) and are designed to withstand most natural disasters. Approximately 50 million wireless and cable bills are processed on a monthly basis from the Company’s mainframe and open systems facilities. The facility infrastructure includes approximately 4,500 MIPS (millions of instructions per second) mainframe capacity, over 450 production servers and over 280 terabytes (trillion bytes) of information and provides back-up capacity in the unlikely event that any one data center becomes inoperative.

At December 31, 2002, the Company operated 46 contact centers with 24 hour per day, 7 day a week availability, averaging approximately 79,000 square feet per center with over 27,000 available production workstations.

The capacity of the Company’s data center and contact center operations, coupled with the scalability of its billing and customer management and employee care systems, enable the Company to meet initial and ongoing needs of large-scale and rapidly growing companies and government entities. By employing the scale and efficiencies of common application platforms, the Company is able to provide client-specific enhancements and modifications without incurring many of the costs of a full custom application. This allows the Company to position itself as a value-added provider of billing, customer and employee support products and services.

Technology, Research & Development

The Company intends to continue to emphasize the design, development and deployment of scalable billing, customer management and employee care systems to increase its market share, both domestically and internationally. During 2002, the Company spent $113.7 million for research and development to advance the functionality, flexibility and scalability of its products and services. The result of this investment led to the following recent IMG product enhancements:

Atlys® Release 9.1

Release 9.1 builds on Atlys’ open architecture with additional XML APIs across numerous subsystems. These APIs further enhance Atlys’ ability to interface and communicate with external OSS software and content provider systems and to enhance partner relationship management. Additionally, the latest version expands marketing options for next-generation services since operators can use Atlys’ dynamic event definition to configure new services quickly as they bring next-generation convergent offerings to market. Also, the latest release provides enhanced integrated pre-paid capabilities.

ICOMS Release 5.0

The new version of ICOMS integrates the event-independent capabilities of Convergys’ Geneva™ rating engine for Internet telephony and incorporates powerful new business process tools to provide cable and broadband service providers with enhanced support for new transaction-based offerings. With ICOMS Release 5.0, operators can provision new services more quickly, accurately and cost-effectively. ICOMS’ Provisioning Transaction Manager (PTM) provides an automated, configurable and open standards output to integrate with Convergys Activation Manager for real-time, flow-through provisioning, or to share data with third-party provisioning systems. Operators using the latest version of ICOMS also have the ability to support and manage more effectively advanced customer premise equipment (CPE). These devices enable subscribers to enjoy next-generation services such as Internet telephony from the same unit through which they receive video or high-speed Internet service.

WIZARD® Release 7.6

The new version incorporates numerous enhancements that enable cable, satellite and broadband service providers worldwide to support and track their customer premise equipment, care for their subscribers and define bill time discount options more effectively. With WIZARD Release 7.6, operators have the ability to support and manage more effectively the advanced set-top boxes and multimedia terminal adapters that provide their customers ready access to such next-generation services as video-on-demand, gaming, Internet telephony and interactive TV.

Mediation Manager Release 3.0

The latest release includes Mediation Manager’s ability to perform as a charging gateway function (CGF) for GPRS networks and its dynamic event creation. Together, these enhancements enable the rapid and cost-effective introduction of new next-generation offerings with increased flexibility and ease of use.

Activation Manager Release 3.0

The latest release features enhanced GUI that helps operators more easily, quickly and cost-effectively configure their networks and workflow processes.

Convergys IP Suite Release 2.1

This new release of Convergys’ carrier-grade application suite incorporates enhanced activation and mediation modules that strengthen multi-service operators’ ability to deploy advanced enterprise and residential voice, video and data services on their IP-enabled networks.

The Company’s customer management and employee care contact centers employ advanced technology that integrates digital switching, intelligent call routing and tracking, proprietary workforce management systems, case management tools, proprietary software systems, ASR, IVR, CTI, Web-based tools and relational database management systems. This technology enables the Company to improve its call, Web and e-mail handling and personnel scheduling, thereby increasing its efficiency and enhancing the quality of the services it delivers to its clients and their customers and employees.

The Company’s intellectual property consists primarily of proprietary business methods and software systems protected under copyright law, by U.S. and foreign patents and applications, and by registered or pending trademarks and service marks.

The Company owns 12 patents, which protect technology and business methods used both to manage internal systems and processes effectively and to provide customer care and billing services to the Company’s clients. The first of these patents was issued in May

1998, while the most recent patent was granted in November 2002. These patents have a life of 17 years. Additional applications for U.S. and foreign patents currently are pending.

The Company’s name and logo and the names of its primary software products are protected by trademarks and service marks that are registered or pending in the U.S. Patent and Trademark Office and under the laws of more than 50 foreign countries.

Employees

The Company employs approximately 48,800 people, 44,400 of whom work for CMG, 3,700 of whom work for IMG, with the remainder working in various corporate functions.

Competition

The industries in which the Company operates are extremely competitive. The Company’s competitors include: (i) existing clients and potential clients with substantial resources and the ability to provide billing and customer management and employee care capabilities internally; (ii) other billing software and/or services companies such as ADC, Amdocs, CSG Systems, DST Systems, Portal Software and SchlumbergerSema (a unit of Schlumberger Limited); (iii) other customer management companies, such as APAC Customer Services, SITEL, Sykes, TeleTech Holdings and West Teleservices; and (iv) other employee care providers such as Accenture, ADP, EDS, Exult, Fidelity, Hewitt Associates, Mellon Financial Corporation and Towers Perrin. In addition, niche providers or new entrants could capture a segment of the market by developing new systems or services that could impact the Company’s market potential.

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

Cellular Limited Partnership Interest

The Company owns a 45% limited partnership interest in the Cellular Partnership. The population of the territory served by the Cellular Partnership is approximately 5 million persons. The Company accounts for the partnership interest under the equity method of accounting. In 2002, the Company’s equity in earnings of the Cellular Partnership was $6.4 million and the Company received $3.6 million in cash distributions of Cellular Partnership earnings.

Cingular Wireless LLC is the general partner and a limited partner in the Cellular Partnership with a combined partnership interest of approximately 53%. The Cellular Partnership conducts its operations as a part of the Cingular Wireless joint venture between the wireless units of SBC Communications and BellSouth Corporation. The Cellular Partnership Agreement authorizes the general partner to conduct and manage the business of the Partnership. The Company, as a limited partner, does not take part in, or interfere with, the day-to-day management of the Cellular Partnership by the general partner. Limited partners are entitled to their percentage share of income and cash distributions.

Risks Relating to Convergys and its Business

Client Industry Consolidation and Failure to Retain Clients Could Harm Business

The Company relies on several significant clients for a large percentage of its revenues. The Company’s three largest clients, AT&T Wireless, AT&T and Sprint PCS represented approximately 39% of Convergys’ 2002 revenues. Convergys maintains separate contracts with various operating units within each client. These separate contracts have varying expiration dates, payment provisions, termination provisions and other terms and conditions. Therefore, the Company is not substantially dependent on any particular contract with any particular client. However, the loss of any one of these significant contracts or clients would have a materially adverse effect on the business, results of operations and financial condition of the Company.

Please refer to Item 7 under the heading “Client Concentration” for further information on the IMG relationship with Sprint PCS.

Convergys serves clients and industries that have experienced a significant level of consolidation in recent years. The Company cannot assure that additional consolidating transactions will not occur in which Convergys’ clients acquire additional businesses or are acquired. The loss of any current significant client contract resulting from consolidation activity could have a materially adverse effect on the business, results of operations and financial condition of the Company.

The Lack of Client and Industry Success Could Adversely Affect Operating Results

The Company’s client concentration makes it vulnerable to a reduced need for its services by its client base. Convergys’ revenues are dependent on the success of its clients. If clients are not successful, the amount of business that they outsource may be diminished. Thus, although the Company has signed contracts, many of which contain minimum revenue commitments, to provide services to its clients, there can be no assurance that the level of revenues to be received from such contracts will meet expectations. In addition, several clients, particularly in the communications and technology industries, have experienced substantial price competition. As a result, the Company may face increasing price pressure from such clients, which could negatively affect its operating performance. Furthermore, the recent general economic downturn has produced a slow down in the growth rate at which certain billing and customer management services are outsourced, and such slow down has had an adverse effect on the growth of the business, results of operations and financial condition of the Company.

Difficulties in Completing and Integrating Acquisitions Could Adversely Affect the Company’s Growth Rate

Convergys’ growth has been enhanced through acquisitions of other businesses including their products and licenses. The Company continues to pursue strategic acquisitions. If the Company is unable to make appropriate acquisitions on reasonable terms, whether for cash, Company securities or both, it may be difficult for the Company to achieve the same level of growth as historically achieved.

In addition, when considering an acquisition, the Company determines whether such acquisition will allow it to achieve certain objectives including, without limitation: operational synergies, reduced costs and expenses, increased revenues, additional clients, increased market share, new products and capabilities and geographic expansion. To the extent that the Company is unable to achieve its planned objectives from an acquisition, such failure may affect its growth rate.

Risks Inherent in Conducting Business Internationally Could Adversely Affect Operating Results

Convergys operates businesses in many countries outside the United States, which are located throughout North and South America, Europe and the Asian Pacific Region, and the Company may expand through start-up operations and acquisitions into additional countries and regions. In addition to the integration issues discussed above, there are certain risks inherent in conducting business internationally, including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, unexpected changes in regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a materially adverse effect on the international operations and, consequently, on the business, results of operations and financial condition of the Company.

A Variety of Factors Influence Operating Results and Cause Fluctuations in Such Results

Convergys’ future operating results may vary and reduced levels of earnings could be experienced. Fluctuations in its operating results could result from a variety of factors including: the timing of new product and service announcements by the Company or its competitors, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced versions of the billing, customer management and employee care solutions of the Company or its competitors, the size and timing of significant contracts, decisions by key clients to curtail or increase outsourcing activities, changes in the Company’s strategy, the introduction of alternative technologies, the effect of acquisitions and the integration thereof and industry and general economic factors. In addition, the businesses of Convergys’ clients are seasonable and vary by quarter. The Company has limited to no control over many of the above factors.

Convergys’ expense levels are based, in part, on its expectations as to future revenues. If the Company loses one or more significant clients, or if the revenues from any such client or clients decline, or if a significant contract is not implemented in the time frame and budget anticipated, its operating results are likely to be adversely affected unless and until it is able to reduce its expenses proportionally or successfully negotiate contracts with new clients to generate additional revenues at a comparable level.

Intense Competition Could Adversely Affect Operating Results

The Company faces significant competition in its markets and it expects that the level of price, product and service competition will continue to increase. The principal competitive factors in the Company’s industry are technological expertise, service quality, sales and marketing skills, the ability to develop customized products and services and the cost of services. The Company differentiates itself from its competitors based on its size and scale, advanced technology, service quality, breadth of services provided, industry and client focus, financial resources, cost of services and business reputation. The trend towards international expansion by foreign and domestic competitors and continuous technological changes may bring new and different competitors into the Company’s markets. Depending on the nature of their product and service offerings and pricing practices, as well as the timing and circumstances of their entry into our markets, the Company’s market share could be adversely affected.

War and Terrorist Attacks Could Disrupt Operations

The risks of war and potential terrorist attacks on the Company’s operations cannot be estimated. Although Convergys strives to provide appropriate redundancies and back-ups for its systems and facilities and the Company has instituted internal procedures for crisis management, war and terrorist attacks could disrupt our operations.

Item 2.             Properties

The Company leases space for offices, data centers and contact centers on commercially reasonable terms. Domestic facilities are located in Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Kansas, Louisiana, Mississippi, Missouri, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. International facilities are located in Belgium, Brazil, Canada, China, England, France, Germany, India, Israel, Italy, Japan, Korea, the Netherlands, Portugal, Singapore, Spain, Switzerland, Taiwan and Thailand. Upon the expiration or termination of any such leases, the Company could obtain comparable office space.

The Company is a party to a financing transaction related to its office complex in Orlando, Florida. Under the terms of the financing transaction, which was structured as a synthetic lease, a special purpose entity (Trust) owns the office complex and leases it to the Company. The Trust serves as a conduit between an unrelated commercial lender and the Company and the only substantive purpose is to lease the office complex to the Company. The Company has not made any equity investments in the Trust; nor has it provided any financing to the Trust; and it does not control the operations of the Trust. Furthermore, no Company employee or director has any ownership interest in the Trust. The owner of record of the Trust has made an initial substantive residual equity capital investment that has been at risk during the entire term of the lease.

The lease had an initial term of three years, with two one-year renewal options. As the initial term expired at the end of 2001, the Company exercised the first one-year renewal option; and in December 2002, the Company exercised the second one-year renewal option. As of December 31, 2002, the assets and liabilities of the Trust were comprised primarily of the office complex and $65 million bank debt used to fund the construction of the office complex. The Company’s lease payment includes a variable interest component, but the Company effectively has converted the variable interest rate to a fixed interest rate of 4.36% through an interest rate swap with a nominal value of $65 million.

In connection with this transaction, the Company has made a residual value guarantee for the leased property equal to 85% of the financing, or $55 million. The Company believes the fair market value of the leased property is greater than the Company’s guaranteed residual value.

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

Item 3.             Legal Proceedings

None.

Item 4.             Submission of Matters to a Vote of the Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2002.

Executive Officers of the Registrant

The following information is included in accordance with the provisions for Part III, Item 10.

As of December 31, 2002, the Company’s management committee members were:

Name	Age	Title

James F. Orr (a)	57	Chairman of the Board, President and Chief Executive Officer

Maureen P. Govern	47	Chief Technology Officer

William H. Hawkins II	54	General Counsel and Secretary

David F. Dougherty	46	Chief Development Officer

Steven G. Rolls	48	Chief Financial Officer

Robert J. Marino	55	President of IMG

Stephen L. Robertson	51	President of Convergys International

Ronald E. Schultz	48	President of CMG

   (a)   Member of the Board of Directors and Executive Committee.

Officers are elected annually, but are removable at the discretion of the Board of Directors.

JAMES F. ORR, Chairman of the Board since April 25, 2000; Chief Executive Officer of the Company since 1998; Chief Operating Officer of Cincinnati Bell Inc. (CBI), 1996-1998.

MAUREEN P. GOVERN, Chief Technology Officer of the Company since July 1, 2002; Vice President of Advanced Technology Development, Cellular Infrastructure of Motorola, 1997-2002.

WILLIAM H. HAWKINS II, General Counsel and Secretary of the Company since 2001; Associate General Counsel and Secretary of the Company, 2000-2001; Frost & Jacobs, 1977-2000; Partner of Frost & Jacobs, 1984-2000 (Chairman of Executive Committee, 1997-2000).

DAVID F. DOUGHERTY, Chief Development Officer of the Company since 2000; President of CMG, 1995-2000.

STEVEN G. ROLLS, Chief Financial Officer of the Company since 1998; Vice President and Controller of The BF Goodrich Company, 1993-1998.

ROBERT J. MARINO, President of IMG since 1996.

STEPHEN L. ROBERTSON, President of Convergys International since June 1, 2002; Executive Vice President of IMG, 1999-2001, President of IMG’s Telecom Solutions Group, 1996-1999.

RONALD E. SCHULTZ, President of CMG since 2000; Chief Operating Officer of CMG, 1995-2000.

On January 21, 2003, Convergys announced several changes to its management committee effective February 1, 2003. Mr. Dougherty became Executive Vice President, Global Information Management; Mr. Rolls became Executive Vice President, Global Customer Management and Employee Care, and will continue his duties as Chief Financial Officer until a successor is named; and Mr. Schultz became Senior Vice President, Business Development. Mr. Marino left the Company effective February 14, 2003. Larry S. Schwarz became President of Convergys Information Management Group, North America. John C. Freker became President of Convergys Customer Management Group. Additionally, Karen R. Bowman, President of Employee Care, and Thomas A. Cruz, Jr., Senior Vice President of Human Resources and Administration, became members of the Company’s management committee.

PART II

Item 5.             Market for the Registrant’s Common Equity and Related Security Holder Matters

Convergys Corporation (symbol: CVG) common shares are listed on the New York Stock Exchange. As of January 31, 2003, there were 18,134 holders of record of the 173,551,485 outstanding common shares of the Company. The high, low and closing prices of its common shares for each quarter in 2002 and 2001 are listed below:

Quarter		1st	2nd	3rd	4th

2002	High	$37.98	$30.79	$19.47	$17.90
	Low	$29.10	$18.14	$13.38	$12.50
	Close	$29.57	$19.48	$15.03	$15.15

2001	High	$50.25	$44.25	$32.87	$38.50
	Low	$30.33	$27.80	$25.14	$24.46
	Close	$36.07	$30.25	$27.75	$37.49

The Company did not declare any dividends during 2002 or 2001 and does not anticipate doing so in the near future.

Equity Plans

The following table shows certain information as of December 31, 2002 with respect to compensation plans under which common shares of the Company are authorized for issuance:

	No. of Common Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of common shares remaining available for future issuance

Equity compensation plans approved by shareholders	16,651,333	$28.99	16,620,222

Equity compensation plans not approved by shareholders	877,214	$3.32	247,450

Total	17,528,547	$27.71	16,867,672

Item 6.             Selected Financial and Operating Data

(Amounts in Millions Except Per Share Amounts)	2002	2001	2000	1999	1998

Results of Operations
Revenues	$2,286.2	$2,320.6	$2,196.6	$1,784.9	$1,457.3
Costs and expenses (1)	2,032.9	2,044.0	1,876.0	1,549.7	1,317.7

Operating income	253.3	276.6	320.6	235.2	139.6
Equity in earnings of Cellular Partnership (2)	6.4	6.4	20.5	20.0	25.1
Other income (expense), net (3)	(4.3)	(8.1)	2.2	0.3	(0.4)
Interest expense	(11.0)	(20.0)	(33.1)	(32.5)	(33.9)

Income before income taxes	244.4	254.9	310.2	223.0	130.4
Income taxes	98.5	116.1	121.0	85.9	49.5

Net income	$145.9	$138.8	$189.2	$137.1	$80.9

Earnings per share: (4)
Basic	$0.90	$0.82	$1.13	$0.84	$0.53
Diluted	$0.88	$0.80	$1.09	$0.81	$0.52
Weighted average common shares outstanding:
Basic	162.9	169.4	167.6	162.7	154.0
Diluted	166.1	174.4	174.2	168.9	155.2
Financial Position
Total assets	$1,619.5	$1,742.9	$1,804.1	$1,605.4	$1,456.0
Total debt	55.3	133.5	292.0	298.8	467.0
Shareholders’ equity	1,126.3	1,226.6	1,124.0	943.7	733.9

Other Data

Cash provided (used) by:
Operating activities (5)	$429.3	$334.7	$188.7	$462.0	$147.1
Investing activities	(119.2)	(150.4)	(214.2)	(278.0)	(759.3)
Financing activities	(339.0)	(192.5)	29.4	(144.6)	613.7
Free cash flows (6)	208.5	316.2	46.1	154.7	52.7

   (1)   Includes special items. As disclosed in Notes 3 and 5 of Notes to Financial Statements, the Company recorded $107.7 and $89.8 of charges related to business restructuring, asset impairment and other special charges during 2002 and 2001, respectively. Special items in 1998 relate to purchased research and development costs associated with a CMG acquisition.

   (2)   Equity in earnings of Cellular Partnership includes $12.4 ($7.8 after tax) for one-time charges recorded by the partnership during 1999.

   (3)   Other income (expense), net in 2001 includes a write-down of equity investments of $6.5 ($6.5 after tax). During 1999, other income (expense) included a $1.9 ($1.2 after tax) non-recurring investment gain.

   (4)   Earnings per share for all periods prior to the 1998 initial public offering have been calculated using the number of common shares outstanding immediately prior to the Company’s initial public offering.

   (5)   Cash provided by operating activities from 1999 through 2002 was impacted by the amount of receivables sold under the Company’s accounts receivable securitization. Excluding the impact of the securitization, cash provided by operating activities was $299.3 in 2002, $429.7 in 2001, $224.7 in 2000 and $311.0 in 1999.

   (6)   Free cash flows are not defined under accounting principles generally accepted in the United States and are calculated as cash flows from operations excluding the impact of the accounts receivable securitization less capital expenditures. Free cash flows are presented as an alternative measure of the Company’s ability to generate cash flows. For more detail, see the Financial Condition, Liquidity and Capital Resources section of this report.

Item  7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in Millions Except Per Share Amounts)

Background and Basis of Presentation

Convergys serves its clients through its two segments: (i) the Information Management Group (IMG), which provides outsourced billing and information services and software; and (ii) the Customer Management Group (CMG), which provides outsourced marketing, customer support services and employee care services. The Company also has a 45% limited partnership interest in a cellular communications services provider in southwestern and central Ohio and northern Kentucky (the Cellular Partnership).

The Company was formed in May 1998 as a wholly owned subsidiary of Cincinnati Bell Inc. (CBI). In July 1998, CBI contributed to the Company the two reporting segments described in the preceding paragraph and the 45% interest in the Cellular Partnership. On August 13, 1998, approximately 10% of the common shares of the Company were issued to the public. On December 31, 1998, the remaining shares held by CBI were distributed to CBI shareholders.

On April 6, 2001, Convergys acquired 100% of the outstanding shares and stock options of Geneva Technology Ltd. (Geneva), a provider of convergent billing software for the communications, e-commerce, utilities and online services industries. The transaction was accounted for under the pooling-of-interests method of accounting. Accordingly, the consolidated financial statements have been restated for all periods prior to the acquisition to reflect the combined results of both companies as if the acquisition had occurred as of the earliest period presented.

Results of Operations

Special Items

As discussed more fully in Notes 3 and 5 to Notes to Financial Statements, the Company recorded the following restructuring, impairment and other special charges (collectively labeled “special items”) during 2002 and 2001:

2002

In response to continued economic weakness, the Company announced a restructuring plan during the fourth quarter of 2002 that includes a reduction in headcount affecting approximately 1,050 professional and administrative employees worldwide and the consolidation or closure of certain CMG and IMG facilities. The facility closures, which the Company began during the fourth quarter of 2002 and expects to complete by the end of the third quarter of 2003, include the elimination of approximately 3,400 CMG contact center seats in the U.S. The Company began to make the headcount reductions during the fourth quarter of 2002 and expects to complete them by the end of 2003. The restructuring plan resulted in $26.0 of severance costs, $49.5 of facility abandonment costs associated with ongoing lease obligations and $6.7 of asset impairment for the disposal of leasehold improvements and equipment for the facilities that the Company had abandoned by the end of 2002. Additionally, the Company recorded $12.7 in asset impairment, consisting principally of purchased software that the Company will not deploy or further market.

The facility abandonment component of the charge is equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. The Company has used estimates, based on consultation with real estate advisors, to arrive at the proceeds from any future sublease agreements. The Company will continue to evaluate its estimates in recording the facilities abandonment charge. As a result, there may be additional charges or reversals in the future.

During the fourth quarter of 2002, CMG also recorded $12.8 of additional facility abandonment costs associated with the contact centers that were closed in connection with the restructuring plan initiated by CMG during the third quarter of 2001. Based on its limited success in subleasing these facilities and further consultation with its real estate advisors, CMG revised its estimate related to the proceeds it expects to receive through the sublease of these facilities, which resulted in this additional restructuring charge.

These actions are expected to result in cash costs of $86.8, of which $1.8 was spent in 2002. Except for ongoing facility abandonment, which will be paid over several years until the leases expire, the cash payments will be made throughout 2003. Completion of these actions is expected to result in annual operating expense savings of approximately $80, which should begin to phase in during 2003 and be fully realized during 2004.

Combined these special items reduced operating income, net income and earnings per diluted share for 2002 by $107.7, $76.8 and $0.46, respectively. These charges reduced 2002 operating income for IMG and CMG by $53.6 and $46.3, respectively, with the balance affecting Corporate.

2001

During 2000, CMG revenues increased 25% and early 2001 projections called for 20% or more revenue growth. Given the six- to nine-month lead-time needed to build out a contact center, some of the contact center expansion initiated during 2000 was in anticipation of significant 2001 growth. In the second quarter of 2001, the impact of the general global economic slowdown and, in particular, the downturn of U.S. telecommunication companies, became apparent. Accordingly, after performing a detailed review of existing contact center capacity, the Company approved a plan in the third quarter of 2001 to reduce existing CMG contact center capacity by approximately 3,500 seats and to eliminate 550 employees in contact center management and administrative functions. The plan resulted in charges of $11.8 for facility abandonment, $6.4 for severance and $10.8 for the impairment of leasehold improvements. As a result of the workstation reduction and changes in market demand for certain contact center technologies, the plan also resulted in the write-off of $16.2 in contact center software that was never deployed. Additionally, CMG’s plan resulted in a charge of $8.1 to write-down investments in certain of CMG’s European contact center operations. In the aggregate, the approval of these plans resulted in the recording of a $53.3 restructuring and impairment charge in the third quarter of 2001. These actions produced approximately $10 in operating expense savings in 2002. The Company closed the centers in 2001 and terminated 535 professional and administrative employees by the end of the third quarter of 2002. The remaining headcount reductions were completed during the fourth quarter of 2002.

The $11.8 charge for facility abandonment costs was equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. The Company had used estimates, based on consultation with real estate advisors, to arrive at the proceeds from any future sublease agreements.

Excluding the $12.8 of additional facility abandonment costs that was provided during the fourth quarter of 2002, the total cash cost of these actions is expected to be $20.2. Through the end of 2002, the Company paid $15.5 primarily for severance payments and lease termination costs. As of December 30, 2002, there was a remaining restructuring accrual of $4.7 related to ongoing facility and abandonment costs which the Company will pay over the remaining lease terms.

Unrelated to the CMG restructuring activities, during the third quarter of 2001, IMG recorded an impairment charge of $4.7 related to purchased software intended to be marketed and sold that was never deployed. Also included in non-operating expense was a $6.5 charge to reflect the other than temporary decline in value of certain equity investments.

In conjunction with the Geneva Acquisition, the Company recorded $31.8 in transaction and integration costs during the second quarter of 2001. The integration activities were completed during 2002.

Combined these special items reduced operating income, income before taxes, net income and earnings per diluted share for 2001 by $89.8, $96.3, $76.7 and $0.44, respectively. These special items reduced 2001 operating income for IMG and CMG by $53.3 and $4.7, respectively.

Goodwill Amortization

As disclosed in Note 6 of Notes to the Financial Statements, the Company adopted SFAS No. 142 as of January 1, 2002, which if adopted as of January 1, 2001, would have eliminated $36.9 ($29.4 after tax or $0.17 per diluted share) of goodwill amortization, $24.2 and $12.7 of which pertained to CMG and IMG, respectively.

Consolidated Results

	2002	2001	% Change 02 vs. 01	2000	% Change 01 vs. 00

Revenues	$2,286.2	$2,320.6	(1)	$2,196.6	6

Costs and Expenses:
Costs of products and services (1)	1,264.9	1,271.4	(1)	1,237.4	3
Selling, general and administrative expenses	409.5	390.6	5	374.5	4
Research and development costs	113.7	115.9	(2)	102.0	14
Depreciation	122.7	125.5	(2)	111.5	13
Amortization	14.4	50.8	(72)	50.6	—
Restructuring and impairment charges	107.7	58.0	86	—	—
Acquisition and integration costs	—	31.8	—	—	—

Total costs and expenses	2,032.9	2,044.0	(1)	1,876.0	9

Operating Income	253.3	276.6	(8)	320.6	(14)

Equity in earning of Cellular Partnership	6.4	6.4	—	20.5	(69)
Other income (expense), net	(4.3)	(8.1)	(47)	2.2	—
Interest expense	(11.0)	(20.0)	(45)	(33.1)	(40)

Income Before Income Taxes	244.4	254.9	(4)	310.2	(18)
Income taxes	98.5	116.1	(15)	121.0	4

Net Income	$145.9	$138.8	5	$189.2	(27)

Diluted Earnings Per Common Share	$0.88	$0.80	10	$1.09	(27)

(1) Exclusive of depreciation and amortization.

2002 vs. 2001

Revenues in 2002 totaled $2,286.2, a 1% decrease compared to 2001. The revenue decrease is attributable to a 4% decrease in IMG revenues offset by flat revenues at CMG. Operating income decreased 8% to $253.3 in 2002 from $276.6 in 2001, reflecting a decrease in revenues, an increase in CMG’s costs of products and services as a percentage of revenues, a higher level of sales, marketing and administrative expenses for both IMG and CMG and a $17.9 increase in special items related to restructuring activities, which is discussed more fully under the heading “Special Items.” Partially offsetting these items was $36.4 in lower amortization expenses resulting from the Company’s 2002 adoption of SFAS No. 142. Excluding special items and prior year goodwill amortization, operating income and operating margin decreased to $361.0 and 15.8% in 2002 from $403.3 and 17.4% in 2001.

Interest expense decreased 45% in 2002 as a result of lower borrowings and reduced interest rates. The Company’s effective tax rate was 40.3% in 2002, down from 45.5% in 2001 due to the 2001 non-deductible goodwill amortization and special items, which were not fully tax deductible. Excluding special items and prior year goodwill amortization, the effective tax rate was 36.8% in 2002 and 36.9% in 2001.

As a result of the foregoing, net income and diluted earnings per share increased to $145.9 and $0.88 in 2002 from $138.8 and $0.80 in 2001, respectively. Excluding special items and prior year goodwill amortization, net income was $222.7, or $1.34 per diluted share, compared to $244.9, or $1.40 per diluted share in 2001.

2001 vs. 2000

Revenues in 2001 totaled $2,320.6, a 6% increase over 2000. The revenue increase reflects 16% growth at IMG and flat revenues at CMG. Operating income decreased to $276.6 in 2001 from $320.6 in 2000, reflecting the $89.8 in 2001 special items as discussed more fully under the heading “Special Items,” increased spending on sales and marketing and research and development activities at IMG and higher depreciation expense at CMG, partially offset by the increase in revenues. Operating margin decreased to 11.9% versus 14.6% in 2000. Excluding special items, operating income was $366.4 in 2001, a 14% increase from 2000, while operating margin increased to 15.8% in 2001 from 14.6% in 2000.

The Cellular Partnership earnings in 2001 were $6.4, a 69% decrease from 2000. The decrease was the result of lower subscriber levels and higher operating costs experienced by the Cellular Partnership. Interest expense decreased 40% in 2001 as a result of significantly lower borrowings and decreased interest rates. The effective tax rate was 45.5% in 2001, up from 39.0% in 2000 due to the 2001 special items, which were not fully tax deductible. The effective tax rate excluding special items was 38.6% in 2001.

As a result of the foregoing, net income decreased to $138.8, or $0.80 per diluted share, in 2001 from $189.2, or $1.09 per diluted share, in 2000. Excluding special items in 2001, net income was $215.5, or $1.24 per diluted share, a 14% increase compared to 2000.

Information Management Group

	2002	2001	% Change 02 vs. 01	2000	% Change 01 vs. 00

Revenues:
Data processing	$530.6	$543.6	(2)	$486.1	12
Professional and consulting	169.5	184.0	(8)	153.5	20
License and other	57.2	60.3	(5)	53.6	13
International	131.4	138.0	(5)	107.9	28

External revenues	888.7	925.9	(4)	801.1	16
Intercompany revenues	10.5	12.0	(13)	17.7	(32)

Total revenues	899.2	937.9	(4)	818.8	15

Costs and Expenses:
Costs of products and services	417.1	446.3	(7)	410.5	9
Selling, general and administrative expenses	145.2	133.2	9	106.8	25
Research and development costs	103.0	103.8	(1)	86.6	20
Depreciation	42.9	38.7	11	39.3	(2)
Amortization	5.7	18.2	(69)	18.7	(3)
Restructuring and impairment	53.6	4.7	—	—	—

Total costs and expenses	767.5	744.9	3	661.9	13

Operating Income	$131.7	$193.0	(32)	$156.9	23

2002 vs. 2001

Revenues

IMG’s business continues to be affected by the impact of weakness in the global communications sector. This led to the deferral of billing system buying decisions by many carriers as well as increased pricing pressure. Excluding intercompany revenues, IMG’s 2002 external revenues were $888.7, a 4% decrease from 2001. Data processing revenues decreased 2%. 16% wireless subscriber growth and an increase in cable data processing revenues were more than offset by lower wireless average per subscriber processing rates. Wireless average per subscriber processing rates decreased due to subscriber rate reductions in exchange for the extension of existing contractual relationships, increased amortization of client acquisition costs and a change in mix to a greater proportion of business with our larger clients, for whom we charge lower rates due to their significantly higher volumes. The 16% wireless subscriber growth rate represents a significant slowdown compared to 33% subscriber growth rate in 2001. This decrease represents slow organic subscriber growth by IMG’s wireless clients as well as subscribers transferred off its systems to client’s in-house systems for wireless properties they acquired. Professional and consulting service revenues decreased 8% in 2002 as a result of its wireless clients’ postponement of and reduction in further system enhancements. License and other revenues in 2002 decreased 5% compared to 2001, reflecting the transition of IMG’s license agreement with AT&T Broadband to a data processing outsourcing agreement, offset by a new license agreement with Time Warner. International revenues decreased $6.6 in 2002 due to approximately $24.0 in lower software sales from existing European and Middle Eastern markets and $12.0 in lower Latin American revenues resulting from the completion of the Atlys implementation for Telesp Celular during the first half of 2001. This was partially offset by combined revenue growth of approximately $30.0 resulting from the July 2002 acquisition of Telesens and IMG’s expansion into the Asian Pacific region.

Costs and Expenses

IMG’s costs of products and services decreased 7% as a result of lower revenues and lower bill finishing rates that generated approximately $6.0 in savings. Selling, general and administrative expenses increased 9%, reflecting IMG’s further investment in its international operations as well as its increased focus on sales and marketing efforts. Depreciation expense increased 11% due to further upgrades of IMG’s two data centers as well as additional investment in its international operations. The decrease in amortization expense resulted from the Company’s 2002 adoption of SFAS No. 142. Excluding goodwill amortization, IMG’s 2001 amortization expense would have been $5.5. As discussed more fully under the heading “Special Items,” the increase in restructuring and impairment resulted from the restructuring plan initiated during the fourth quarter of 2002.

Operating Income

As a result of the foregoing, IMG’s operating income decreased 32% to $131.7 in 2002 versus prior year and its operating margin decreased to 14.8% in 2002 from 20.8% in 2001. Excluding special items and prior year goodwill amortization, IMG’s operating income decreased in 2002 by 12% to $185.3 and its operating margin decreased to 20.8% in 2002 from 22.7% in 2001.

2001 vs. 2000

Revenues

IMG’s 2001 external revenues were $925.9, a 16% increase over 2000. Data processing revenues increased 12%, reflecting wireless subscriber growth of 33%. The increase in data processing revenues was partially offset by slower growth in wireline data processing revenues and by wireless clients’ contractual rate reductions. Professional and consulting service revenues increased 20% in 2001 as a result of increased enhancement projects from two large wireless clients. License and other revenues increased $6.7 in 2001, reflecting growth from cable and broadband clients. International revenues increased $30.1 in 2001 as a result of increased sales of Geneva software, growth from cable clients and revenues generated from the implementation of Atlys, IMG’s wireless billing system, at Orange France.

Costs and Expenses

IMG’s costs of products and services increased 9% as a result of increased business volume. Selling, general and administrative expenses increased 25%, as a result of increased focus on sales and marketing efforts. Research and development costs increased 20%, reflecting continued enhancements to Atlys; IMG’s Internet protocol capabilities; ICOMS, the Company’s cable/broadband billing software; and Geneva. Research and development spending on IMG’s next-generation software framework also increased.

Operating Income

As a result of the foregoing, IMG’s operating income increased 23% to $193.0 in 2001 from $156.9 in 2000 and its operating margin increased to 20.8% in 2001 versus 19.6% in 2000. Excluding the 2001 special item, IMG’s operating income increased in 2001 by 26% to $197.7 and operating margin increased to 21.4%.

Customer Management Group

	2002	2001	% Change 02 vs. 01	2000	% Change 01 vs. 00

Revenues:
Communications	$911.6	$895.3	2	$903.6	(1)
Technology	208.0	220.3	(6)	170.2	29
Financial services	97.2	75.1	29	80.2	(6)
Other	180.7	204.0	(11)	241.5	(16)

Total revenues	1,397.5	1,394.7	—	1,395.5	—

Costs and Expenses:
Costs of products and services	858.3	837.1	3	844.6	(1)
Selling, general and administrative expenses	266.8	261.1	2	264.2	(1)
Research and development costs	10.7	12.1	(12)	15.4	(21)
Depreciation	72.0	79.3	(9)	68.3	16
Amortization	8.7	32.6	(73)	31.9	2
Restructuring and impairment charges	46.3	53.3	(13)	—	—

Total costs and expenses	1,262.8	1,275.5	(1)	1,224.4	4

Operating Income	$134.7	$119.2	13	$171.1	(30)

2002 vs. 2001

Revenues

CMG’s 2002 revenues were $1,397.5, essentially flat compared to 2001 reflecting increased levels of business with several communications and financial services clients, partially offset by a $110.0 or 39% reduction in spending by AT&T and by $12.0 in lower revenues associated with the divestiture of two international contact centers. Also contributing to the increase was the acquisition of Speech Solutions, a division of iBasis, Inc., which generated revenues of $10.0 in 2002 from the date of acquisition through the end of 2002. Revenues from communications clients were $911.6, a 2% increase compared to 2001, resulting from growth in services provided to two of CMG’s larger clients in this sector, offset by the reduction in spending by AT&T. Revenues from financial services clients increased 29% to $97.2 as a result of an increase in volume from CMG’s three largest clients in the financial services sector. The lower revenues from CMG’s technology clients reflects a reduction of service provided to PC and equipment manufacturers, partially offset by $11.0 or 14% in increased revenues from CMG’s largest technology client. Other revenues decreased 11% from 2001 to $180.7, reflecting lower volume from clients in several sectors including consumer products, retail and transportation.

Costs and Expenses

The 3% increase in costs of products and services reflects higher compensation and medical benefit costs, partially offset by lower telecommunication rates which resulted in approximately $7.0 in savings. Selling, general and administrative expenses increased 2% to $266.8 in 2002 as a result of $3.5 in higher compensation and medical benefit costs and $4.0 in costs associated with further investment in CMG’s employee care business. This was partially offset by cost savings realized through the restructuring activities initiated during the third quarter of 2001. Depreciation expense decreased 9% to $72.0 in 2002 versus 2001, reflecting CMG’s reduction in contact center capacity that resulted from the restructuring activities initiated during the third quarter of 2001. The decrease in amortization expense resulted from the Company’s 2002 adoption of SFAS No. 142. Excluding goodwill amortization,

CMG’s 2001 amortization expense would have been $8.4. As discussed more fully under the heading “Special Items,” restructuring and impairment charges reflect CMG’s restructuring activities initiated during the fourth quarter of 2002 and third quarter of 2001.

Operating Income

As a result of the foregoing, CMG’s operating income increased 13% to $134.7 in 2002 compared to $119.2 in 2001 and operating margin increased to 9.6% in 2002 from 8.6% in 2001. Excluding special items and prior year goodwill amortization, CMG’s operating income decreased to $181.0 in 2002 from $196.7 in 2001 and its operating margin decreased to 13.0% from 14.1% in 2001.

2001 vs. 2000

Revenues

CMG’s 2001 revenues were $1,394.7, essentially flat compared to 2000. The lack of CMG revenue growth in 2001 reflects general weakness in the U.S. economy experienced throughout the year, which had an impact on clients’ customer support spending, and reduced spending by AT&T and AT&T Wireless. These items offset significant growth from a number of other communications, technology and employee care clients who sought to outsource more services to CMG during 2001. Revenues from communications clients were $895.3, a 1% decrease from 2000, resulting from reduced spending by AT&T and AT&T Wireless, offset by increased services provided to DIRECTV and Sprint PCS. Revenues from technology clients increased 29%, primarily due to increased services provided to Microsoft and Hewlett-Packard and contributions from acquisitions made in the second half of 2000 and in the first quarter of 2001. Revenues from financial services clients decreased by 6% as a result of reduced marketing activity in this sector caused by weak conditions in the U.S. economy. Other revenues decreased 15% from 2000 to $204.0, primarily as a result of general economic weakness offset by an increase in services provided to Federal Express and increased demand for outsourced employee care services.

Costs and Expenses

Depreciation expense increased by $11.0 as a result of new contact centers opened in 2000 to support an anticipated increase in business volume. As discussed more fully under the heading “Special Items,” restructuring and impairment charges reflect CMG’s restructuring activities initiated during the third quarter of 2001.

Operating Income

As a result of the foregoing, CMG’s operating income decreased 30% to $119.2 and operating margin decreased to 8.6% in 2001 versus 12.3% in 2000. CMG’s operating income and operating margin, excluding the 2001 special items, increased slightly to $172.5 and 12.4%, respectively. Excluding special items, the operating margins in the second half of 2001, however, were below the comparable periods in 2000, reflecting the impact of lower revenues and excess capacity.

Client Concentration

The Company’s five largest clients accounted for 55.6% of its revenues in 2002, up slightly from 55.5% in 2001. The risk posed by this revenue concentration is reduced somewhat by the long-term contracts the Company has with its largest clients. The Company serves AT&T Wireless, its largest client with 19.7% of 2002 revenues; AT&T; the Company’s second largest client at 10.5% of revenues in 2002; and Sprint PCS, the Company’s third largest client, under information management and customer management contracts. DIRECTV, the Company’s fourth largest client in 2002, is served by the Company under a customer management contract. Comcast, the Company’s fifth largest client in 2002, is served by the Company under information management and customer management contracts. Volumes under certain of the Company’s long-term contracts are subject to variation based, among other things, on the clients’ spending on outsourced customer support and subscriber levels.

The Company’s information contract with Sprint PCS runs through 2004, but contains provisions for extension. Although the Company continues to have discussions with Sprint PCs regarding extension of the contract, no agreement has been reached to date.

Business Outlook

Current economic factors may have a significant impact on the Company’s future period results, for example: the continuing slowness of the global economy; lower spending by telecom carriers; slowing subscriber growth by leading wireless carriers; loss of clients; and limited new marketing spending by carriers. Additionally, because of the recent slowdown in the wireless communications business and increasing competition within our industry, the trend of granting subscriber rate reductions in exchange for extensions of existing contractual relationships may continue, resulting in a negative near-term impact on the Company’s revenue, operating income and cash flows. Furthermore, as discussed more fully under the heading "Critical Accounting Policies - Deferred Charges," the trend of paying cash signing bonuses in exchange for acquisition or extension of contractual relationships may continue. The Company, as most other companies, will also see increased costs for wages and benefits, including pension and health care.

If these trends continue, the Company will continue to be challenged to maintain or increase its revenue base and manage effectively its cost structure. As is evident with the 2002 restructuring plan, which is discussed more fully under the heading "Special Items," the Company is responding to these trends from a cost perspective. Although these restructuring initiatives should partially offset some of the margin pressures caused by the reduction in revenue and increases in pension, health care, and other costs, they will not fully offset these negative trends. Accordingly, IMG revenues could decline during 2003 by 7 to 15 percent from 2002 levels, and operating margin could decline 15 to 19 percent, CMG revenues could increase 3 to 11 percent from the 2002 level, and operating margin could increase 11 to 13 percent.

Despite IMG's recent negative revenue trend, the Company believes that the long-term outlook for billing information systems and services is positive. Based on estimates from Gartner Dataquest, a leading industry analysis company, the market for billing information systems and services is estimated to grow 9% annually over the next three years. IMG would benefit from this growth from existing wireless clients. In addition, to offset subcriber rate reductions, IMG must increase its volume with existing clients through delivery of new services and products. Also, IMG must capture new wireless clients, both domestically and internationally, representing service providers that will outgrow their current billing systems and be in the market for more advanced billing systems, which will enable them to bill for the broad range of wireless and other services that will be necessary for these service providers to compete.

Financial Condition, Liquidity and Capital Resources

	2002	2001	2000

Free Cash Flows:
Cash flows from operations (a)	$429.3	$334.7	$188.7
Change in securitization	(130.0)	95.0	36.0
Capital expenditures	(90.8)	(113.5)	(178.6)

Free Cash Flows	$208.5	$316.2	$46.1
Net debt (b)	$193.1	$112.4	$357.7

  (a)    Includes the impacts of the accounts receivable securitization.

  (b)    Defined as outstanding debt plus net accounts receivable securitization proceeds less cash and cash equivalents.

Operating cash flows historically have been more than sufficient to fund the Company’s cash needs, other than for large acquisitions. With the exception of the Geneva transaction, acquisitions historically have been financed with a combination of borrowings and operating cash flows. The Company’s free cash flows totaled $208.5 in 2002, compared to $316.2 in 2001 and $46.1 in 2000. The Company’s borrowing facilities include a credit facility with $325 in borrowing capacity that expires in July 2005 and a commercial paper program backed by this $325 credit facility. The Company also has a $150 accounts receivable securitization agreement, under which it had sold $150.0 in accounts receivable at December 31, 2002. The accounts receivable securitization agreement expires in September 2003. The Company anticipates that future operating cash flows, its available credit under existing facilities and its access to capital markets will be sufficient to meet future capital needs.

Pursuant to authorization by the Company’s Board of Directors, the Company repurchased 15.0 million of its common shares during 2002 for total costs of $282.2. In February 2003, the Board of Directors authorized the repurchase of an additional 10 million of the Company’s common shares.

The Company is a party to a financing transaction related to its office complex in Orlando, Florida. Under the terms of the financing transaction, which was structured as a synthetic lease, a special purpose entity (Trust) owns the office complex and leases it to the Company. The Trust serves as a conduit between an unrelated commercial lender and the Company and the only substantive purpose is to lease the office complex to the Company. The Company has not made any equity investments in the Trust; nor has it provided any financing to the Trust; and it does not control the operations of the Trust. Furthermore, no Company employee or director has any ownership interest in the Trust. The owner of record of the Trust has made an initial substantive residual equity capital investment that has been at risk during the entire term of the lease.

The lease had an initial term of three years, with two one-year renewal options. As the initial term expired at the end of 2001, the Company exercised the first one-year renewal option and in December 2002, the Company elected to exercise the second one-year renewal option. As of December 31, 2002, the assets and liabilities of the Trust were comprised primarily of the office complex and $65 bank debt used to fund the construction of the office complex. The Company’s lease payment includes a variable interest component, but the Company effectively has converted the variable interest rate to a fixed interest rate of 4.36% through an interest rate swap with a nominal value of $65.

In connection with this transaction, the Company has made a residual value guarantee for the leased property equal to 85% of the financing, or $55. The Company believes the fair market value of the leased property is greater than the Company’s guaranteed residual value.

At the end of the lease term, the Company has the option to purchase the property from the lessor for $65 or the lessor will sell the property. The Company believes it has sufficient sources of capital to purchase the property if that is the Company’s decision. The Company currently is evaluating whether to purchase the property or enter into a new lease agreement. The Company expects to make its decision during the middle of 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51, “Consolidated Financial Statements,” which changes the criteria currently used by companies in deciding whether it is required to consolidate another entity. The Company is evaluating what impact, if any, Interpretation No. 46 will have on the current accounting treatment of the Trust. If it is determined that consolidation of the Trust is required, the assets and liabilities of the Trust will be included in the consolidated financial statements of the Company beginning July 1, 2003.

The following summarizes the Company’s contractual obligations at December 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	After 3 Years

Debt	$55.3	$50.7	—	$4.6
Operating leases	$396.6	$106.4	$124.6	$165.6

Total	$451.9	$157.1	$124.6	$170.2

Accounts Receivable

Adjusting for acquisitions and a $130.0 increase in the balance of receivables sold under the Company’s accounts receivable securitization program, accounts receivable increased $27.4 from December 31, 2001 to December 31, 2002, excluding the effect of acquisitions. Excluding the effects of the securitization, days sales outstanding increased by 8 days during 2002 to 76 days reflecting slower payment at the end of 2002 by some of the Company’s larger clients. Days sales outstanding is computed as follows: receivables, net of allowances, plus outstanding receivables sold under securitization divided by average days sales. Average days sales is defined as consolidated revenues for the quarter just ended divided by the number of calendar days in the quarter just ended.

Critical Accounting Policies

Goodwill

At December 31, 2002, the Company had goodwill with a net carrying value of $698.8. As disclosed in Note 6 of Notes to Financial Statements, the Company adopted new accounting guidance for goodwill and other intangible assets, which required an initial and annual periodic evaluation of impairment. Impairment tests involve the use of estimates related to the fair market values of the business operations.

During 2002, the Company completed its initial and annual impairment tests, which indicated that the Company had no goodwill impairment.

Deferred Tax Assets

As of December 31, 2002, the Company had operating and capital loss tax carryforwards of $146.3 with a related tax benefit of $47.0. For those tax carryforwards, where the Company has concluded that it is more likely than not that these loss carryforwards will not be utilized, the Company has provided a valuation allowance which amounted to $47.0 as of December 31, 2002. Including the tax loss carryforwards and the related valuation allowance, the Company had a net deferred tax asset of $44.6. Based on the Company’s estimates of future taxable income, which were based on the same assumptions and projections utilized in the Company’s long-term plans, and the short-term nature of many of the deferred tax assets included in the $44.6 net deferred tax asset, the Company believes that it is more likely than not that the net deferred tax asset will be realized.

Deferred Charges

As of December 31, 2002, the carrying value of deferred charges was $95.1. In connection with certain of the Company’s outsourcing arrangements, the Company from time to time will incur direct and incremental costs, consisting principally of non-refundable cash payments made to clients, to acquire or extend a contractual relationship. To the extent these costs are recoverable, the Company capitalizes these costs and amortizes them ratably over the life of the contract as a reduction of revenue. Recoverability is established through revenues to be earned under the related contract or contract termination penalties payable by the client in the event that the client terminates the contract early.

Due to competitive pressures, this trend of granting cash signing bonuses in exchange for acquisition or extensions of contractual relationships may continue. Although these costs are recoverable under the terms of the contract, the payment and related amortization of customer acquisition costs will result in a negative impact on the Company's revenues, operating income and cash flows. As of December 31, 2002, the Company estimates the amortization of these customer acquisition costs will result in a $22.0 reduction in 2003 revenues.

Revenue Recognition

For certain IMG contracts, the Company recognizes software license and related professional and consulting revenues using the percentage-of-completion method of accounting by relating contract costs incurred to date to total estimated contract costs at completion. During 2002, less than 5% of the Company’s consolidated revenues were recognized using the percentage-of-completion method. This method of accounting relies on estimates of total expected contract revenues and costs. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the terms of the contracts, recognized revenues are subject to revisions as the contracts progress to completion. Revisions in estimates are reflected in the period in which the facts that give rise to a revision become known. Accordingly, favorable changes in estimates result in additional revenue recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenues. When estimates indicate a loss under a contract, a provision for such loss is recorded as a component of the costs of providing services. As work progresses under a loss contract, revenues continue to be recognized, and a portion of the contract loss incurred in each period is charged to the contract loss reserve.

Pension Plan Assets

The Company maintains various defined benefit and defined contributions plans, which provide retirement benefits to eligible employees. The cash balance plan, a defined benefit plan that covers eligible US employees, is the most significant and the only funded defined benefit pension plan. During 2002, the Company recorded pension expense of $6.4 related to this plan. The most significant factor in determining the amount of expense or income recorded for the funded plan is the expected long-term rate of return on plan assets. During the last four years, the Company has used an expected long-term rate of return of 9%, which it expects to use again in 2003. In determining the amount of pension expense to be recognized, the expected long-term rate of return that is discussed above is applied to a calculated value of plan assets which recognizes changes in fair value over a three-year period. This practice has the effect of reducing year-to-year volatility in recorded pension expense. Moreover, future asset-related losses would possibly require management to reduce the expected long-term rate of return from the current 9% to a lower amount, a change that would also increase the amount of expense in the future. On the other hand, asset returns in excess of 9% in future years could potentially result in the use of a higher rate, which would have the effect of reducing pension expense.

Market Risk

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. The Company’s risk management strategy includes the use of derivative instruments to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. In using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, the Company exposes itself to some counterparty credit risk. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to perform fully under the terms of the agreements and by diversifying the number of financial institutions with which it enters into such agreements.

Interest Rate Risk

At December 31, 2002, the Company had $50.7 in outstanding variable rate borrowings and had sold $150.0 in accounts receivable on a variable rate basis. The carrying amount of the Company’s borrowings reflects fair value due to its short-term and variable interest rate features. Additionally, as more fully disclosed under the heading “Financial Condition, Liquidity and Capital Resources,” the Company leases its office complex in Orlando, Florida under a synthetic lease arrangement accounted for as an operating lease. Under the terms of the arrangement, the Company pays a variable lease rate, but has converted the variable interest rate to a fixed interest rate of 4.36% through an interest rate swap with a nominal value of $65.0.

The Company uses cash flow hedges for interest rate exposure. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. Other than the $65.0 interest rate swap associated with the synthetic lease arrangement, there were no outstanding cash flow hedges covering interest rate exposure at December 31, 2002.

Based upon the Company’s exposure to variable rate borrowings, a one percent point change in the weighted average interest rate would change the Company’s annual interest expense by approximately $2.0.

Foreign Currency Exchange Rate Risk

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the British Pound, the Indian Rupee, the Euro and the Canadian Dollar. The Company currently uses forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The potential loss in fair value at December 31, 2002 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $13. This loss would be mitigated by corresponding gains on the underlying exposures.

Fluctuations in Quarterly Results

The Company has experienced, and in the future could experience, quarterly variations in revenues as a result of a variety of factors, many of which are outside the Company’s control. These factors include: economic cycles, the timing of new contracts, the timing of increased expenses incurred in support of new business, the timing and frequency of client spending for system enhancement requests, the timing of contractual rate reductions triggered by subscriber growth or the passage of time and the seasonal pattern of the CMG business.

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is included in Item 7 on page 34 of this Form 10-K.

Item 8.             Financial Statements and Supplementary Data

Beginning on page 37 and continuing through page 64 are the consolidated financial statements with applicable notes and the related Reports of Independent Accountants, and the supplementary financial information specified by Item 302 of Regulation S-K.

Report of Management

Management is responsible for the preparation of the consolidated financial statements and all related information appearing in this Annual Report. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States and include certain amounts, which are estimates based upon currently available information, and management’s judgment of current conditions and circumstances.

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

The Audit Committee of the Board of Directors, which is composed of independent directors who are not employees, meets regularly with management, the internal auditors and the independent accountants to review the manner in which these groups of individuals are performing their responsibilities and to carry out the Committee’s oversight role with respect to auditing, internal controls and financial reporting matters. Periodically, both the internal auditors and the independent accountants meet privately with the Committee and have access to its individual members.

Convergys engaged Ernst & Young LLP, independent accountants, in 2002 to audit the consolidated financial statements in accordance with auditing standards generally accepted in the United States, which include consideration of the internal control structure. Their report appears on the following page.

/s/ STEVEN G. ROLLS	/s/ MICHAEL D. JONES

Steven G. Rolls Chief Financial Officer	Michael D. Jones Chief Accounting Officer

Report of Independent Accountants

The Board of Directors and Shareholders of Convergys Corporation

We have audited the consolidated balance sheets of Convergys Corporation as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the years ended December 31, 2002 and 2001. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convergys Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule for the years ended December 31, 2002 and 2001, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 6 to the financial statements, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ ERNST & YOUNG LLP

Ernst & Young LLP Cincinnati, Ohio February 3, 2003, except for Footnote 18, which is as of February 25, 2003

Report of Independent Accountants

To the Board of Directors and Shareholders of Convergys Corporation:

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated statements of income, shareholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the results of operations and cash flows of Convergys Corporation and its subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index at Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The consolidated financial statements give retroactive effect to the merger of Convergys Corporation with Geneva Technology Ltd. on April 6, 2001 in a transaction accounted for as a pooling-of-interests, as described in Note 1, to the consolidated financial statements. We did not audit the financial statements of Geneva Technology Ltd., which statements reflect total revenues of $34.1 million for the year ended December 31, 2000. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Geneva Technology Ltd., is based solely on the report of the other auditors. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP Cincinnati, Ohio February 12, 2001, except as to the pooling-of-interests with Geneva Technology Ltd., which is as of June 18, 2001

Report of Independent Accountants

To the Board of Directors and Shareholders of Convergys Corporation:

We have audited the consolidated profit and loss account, cash flow statement and statement of total recognized gains and losses (not separately presented therein) of Geneva Technology Limited and subsidiaries (the “Company”) for the year ended 31 December 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United Kingdom and the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above (not separately presented herein) present fairly, in all material respects, the results of the operations of the Company and their cash flows for the year ended 31 December 2000 in conformity with generally accepted accounting principles in the United Kingdom.

Generally accepted accounting principles in the United Kingdom vary in certain significant respects from generally accepted accounting principles in the United States of America. Application of generally accepted accounting principles in the United States of America would have affected net income for the year ended 31 December 2000 and stockholders’ equity as at 31 December 2000 to the extent summarized in Note 23 to the consolidated financial statements (none of which are separately presented herein).

/s/ KPMG LLP

KPMG LLP Cambridge, United Kingdom 15 June 2001

Consolidated Statements of Income

	Year Ended December 31,

(Amounts in Millions Except Per Share Amounts)	2002	2001	2000

Revenues	$2,286.2	$2,320.6	$2,196.6
Costs and Expenses:
Costs of products and services	1,264.9	1,271.4	1,237.4
Selling, general and administrative expenses	409.5	390.6	374.5
Research and development costs	113.7	115.9	102.0
Depreciation	122.7	125.5	111.5
Amortization	14.4	50.8	50.6
Restructuring and impairment charges	107.7	58.0	—
Acquisition and integration costs	—	31.8	—

Total costs and expenses	2,032.9	2,044.0	1,876.0

Operating Income	253.3	276.6	320.6
Equity in earnings of Cellular Partnership	6.4	6.4	20.5
Other income (expense), net	(4.3)	(8.1)	2.2
Interest expense	(11.0)	(20.0)	(33.1)

Income before income taxes	244.4	254.9	310.2
Income taxes	98.5	116.1	121.0

Net Income	$145.9	$138.8	$189.2

Earnings per common share:
Basic	$0.90	$0.82	$1.13
Diluted	$0.88	$0.80	$1.09

Weighted average common shares outstanding:
Basic	162.9	169.4	167.6
Diluted	166.1	174.4	174.2

The accompanying notes are an integral part of the financial statements.

Consolidated Balance Sheets

	at December 31,

(Amounts in Millions)	2002	2001

Assets
Current Assets
Cash and cash equivalents	$12.2	$41.1
Receivables, net of allowances of $15.7 and $14.7	315.2	413.6
Deferred income tax benefits	41.2	31.9
Prepaid expenses and other current assets	49.6	36.5

Total current assets	418.2	523.1

Property and equipment, net	298.0	350.4
Goodwill, net	698.8	665.2
Other intangibles, net	32.5	39.7
Investment in Cellular Partnership	38.1	35.3
Deferred charges	95.1	87.8
Other assets	38.8	41.4

Total Assets	$1,619.5	$1,742.9

Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$50.7	$129.9
Payables and other current liabilities	411.3	362.5

Total current liabilities	462.0	492.4

Long-term debt	4.6	3.6
Other long-term liabilities	26.6	20.3

Total liabilities	493.2	516.3

Commitments and Contingencies
Shareholders’ Equity
Preferred Shares — without par value, 5.0 authorized; none outstanding	—	—
Common shares—without par value, 500.0 authorized; 173.4 outstanding in 2002 and 172.2 in 2001	206.0	206.0
Additional paid-in capital	616.0	590.4
Treasury stock— 17.8 shares in 2002 and 2.8 shares in 2001	(351.1)	(68.9)
Retained earnings	663.8	517.9
Accumulated other comprehensive loss	(8.4)	(18.8)

Total shareholders’ equity	1,126.3	1,226.6

Total Liabilities and Shareholders’ Equity	$1,619.5	$1,742.9

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,

(Amounts in Millions)	2002	2001	2000

Cash Flows From Operating Activities:
Net income	$145.9	$138.8	$189.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137.1	176.3	162.1
Deferred income tax expense (benefit)	(10.6)	9.6	(8.9)
Restructuring, impairment and integration costs	19.4	45.2	—
Cellular Partnership distributions in excess of (less than) earnings	(2.8)	30.7	13.4
Income tax benefit from stock option exercises	3.7	7.8	14.2
Proceeds from (repayments of) receivables securitization, net	130.0	(95.0)	(36.0)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in receivables	(27.4)	77.1	(136.3)
Decrease (increase) in other current assets	(12.8)	6.6	(6.5)
Increase in deferred charges	(7.3)	(84.5)	(3.3)
Decrease (increase) in other assets	1.9	15.9	(22.4)
Increase (decrease) in payables and other current liabilities	51.7	(11.4)	22.5
Other, net	0.5	17.6	0.7

Net cash provided by operating activities	429.3	334.7	188.7

Cash Flows From Investing Activities:
Capital expenditures	(90.8)	(113.5)	(178.6)
Acquisitions, net of cash acquired	(28.4)	(36.3)	(36.5)
Other, net	—	(0.6)	0.9

Net cash used in investing activities	(119.2)	(150.4)	(214.2)

Cash Flows From Financing Activities:
Borrowings (repayments) of debt, net	21.3	(158.5)	(106.8)
Borrowings (repayments) of medium-term notes	(100.0)	—	100.0
Purchase of treasury shares	(282.2)	(68.3)	(4.9)
Issuance of treasury shares	—	1.2	15.0
Issuance of common shares	21.9	33.1	26.1

Net cash provided by (used in) financing activities	(339.0)	(192.5)	29.4

Net increase (decrease) in cash and cash equivalents	(28.9)	(8.2)	3.9
Cash and cash equivalents at beginning of year	41.1	49.3	45.4

Cash and cash equivalents at end of year	$12.2	$41.1	$49.3

Supplemental Cash Flow Information:
Cash paid for interest	$13.2	$18.1	$30.8
Income taxes paid, net of refunds	$112.9	$101.6	$129.5

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Amounts in Millions)	Number Of Common Shares	Common Shares	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2000	167.8	$206.0	$508.3	$(11.9)	$190.0	$51.3	$943.7

Adjustment to conform reporting periods of pooled entities	0.9		4.7		(0.1)		4.6
Issuance of common shares	1.0		40.4	15.0			55.4
Repurchase of common shares			(4.7)	(4.9)			(9.6)

Net income					189.2		189.2
Other comprehensive loss						(60.1)	(60.1)

Comprehensive income							129.1

Amortization of stock-based compensation			0.8				0.8

Balance at December 31, 2000	169.7	206.0	549.5	(1.8)	379.1	(8.8)	1,124.0

Issuance of common shares	2.5		39.0	1.2			40.2
Repurchase of common shares				(68.3)			(68.3)

Net income					138.8		138.8
Other comprehensive loss						(10.0)	(10.0)

Comprehensive income							128.8

Amortization of stock-based compensation			1.9				1.9

Balance at December 31, 2001	172.2	206.0	590.4	(68.9)	517.9	(18.8)	1,226.6

Issuance of common shares	1.2		23.3				23.3
Repurchase of common shares				(282.2)			(282.2)

Net income					145.9		145.9
Other comprehensive income						10.4	10.4

Comprehensive income							156.3

Amortization of stock-based compensation			2.3				2.3

Balance at December 31, 2002	173.4	$206.0	$616.0	$(351.1)	$663.8	$(8.4)	$1,126.3

The accompanying notes are an integral part of the financial statements.

Notes to Financial Statements
(Amounts in Millions Except Share and Per Share Amounts)

1.        Background and Basis of Presentation

Convergys Corporation (the Company or Convergys) serves its clients through its two segments: (i) the Information Management Group (IMG), which provides outsourced billing and information services and software; and (ii) the Customer Management Group (CMG), which provides outsourced marketing, customer support services and employee care services. The Company has developed a large base of recurring revenues by providing value-added billing and customer management solutions for its clients generally under long-term contracts. The Company also has a 45% limited partnership interest in a cellular communications services provider in southwestern and central Ohio and northern Kentucky (the Cellular Partnership).

The Company was formed in May 1998 as a wholly owned subsidiary of Cincinnati Bell Inc. (CBI). In July 1998, CBI contributed to the Company the two reporting segments described in the preceding paragraph and the 45% interest in the Cellular Partnership. On August 13, 1998, approximately 10% of the common shares of the Company were issued to the public. On December 31, 1998, the remaining shares held by CBI were distributed to CBI shareholders.

On April 6, 2001, Convergys acquired 100% of the outstanding shares and stock options of Geneva Technology Ltd. (Geneva), a provider of billing software for the communications, e-commerce, utilities and online services industries, for 14.9 million Convergys common shares and 2.7 million Convergys stock options (the Geneva Acquisition). The transaction was accounted for under the pooling-of-interests method of accounting. Accordingly, the consolidated financial statements have been restated for all periods prior to the acquisition to reflect the combined results of both companies as if the acquisition had occurred as of the earliest period presented.

Certain prior year amounts have been reclassified in the consolidated financial statements and accompanying notes to conform to 2002 classifications.

2.        Accounting Policies

Consolidation—The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. The Cellular Partnership interest is accounted for under the equity method. All significant intercompany accounts and transactions are eliminated upon consolidation.

Use of Estimates—Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Cash Equivalents—Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Receivables—Trade receivables are comprised primarily of amounts owed to the Company through its billing and information services and software, customer management and employee care services and are presented net of an allowance for doubtful accounts of $15.7 and $14.7 at December 31, 2002 and 2001, respectively. Contracts with individual clients determine when receivables are due, generally within 30 days, and whether interest is accrued on late payments.

Property and Equipment—Property and equipment is stated at cost. Depreciation is based on the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over a thirty-year life, software over a three- to six-year life and equipment generally over a three- to five-year life. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease.

Software Development Costs—Research and development expenditures are charged to expense as incurred. The development costs of software to be marketed are charged to expense until technological feasibility is established, and capitalized thereafter, subject to assessment of realizability. Amortization of the capitalized amounts is computed using the greater of the sales ratio method or the straight-line method over a life of four years or less.

Internal Use Software—The Company follows Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” that requires the capitalization of certain expenditures for software that is purchased or internally developed for use in the business. Amortization of internal use software begins when the software is ready for service and continues on the straight-line method generally over a three-year life.

Goodwill and Other Intangibles—On January 1, 2002, the Company adopted, on a prospective basis, Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis with lives ranging from 25 to 40 years. As proscribed by SFAS No. 142, goodwill is tested at least annually for impairment.

Other intangibles are amortized over a straight-line basis with lives ranging from two to ten years and evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts.

Deferred Charges—In connection with certain of the Company’s outsourcing arrangements, the Company from time to time will incur direct and incremental costs, consisting principally of non-refundable cash payments to clients, to acquire or extend a contractual relationship. To the extent these costs are recoverable, the Company capitalizes these costs and amortizes them ratably over the life of the contract as a reduction of revenue.

The Company's outsourcing arrangements often provide for the Company to implement software (including installation and customization) in its centers. The Company capitalizes the direct and incremental costs of the implementation to the extent they are recoverable and amortizes them ratably over the life of the arrangement as costs of providing service.

Revenue Recognition—Revenues for outsourced customer management and employee care services related to CMG are recognized after the related services are performed based on an hourly, monthly, per call or per employee rate detailed in the client contract.

IMG generates its revenues from three primary sources: data processing, professional and consulting services and license and other services. Data processing revenues consist of monthly fees for processing client transactions in IMG’s data centers using IMG’s proprietary software. Professional and consulting revenues consist of fees generated for installation, implementation, customization, project management and training services related either to clients’ use of IMG’s software in IMG’s data centers or in their own processing environments. License and other revenues consist of revenues generated from the sale of licenses to use IMG’s proprietary software and related maintenance and support fees.

IMG revenues are recognized in conformity with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition,” and SOP 97-2, “Software Revenue Recognition.” Data processing revenues are recognized as services are performed on a rate per subscriber basis using rates that are detailed in the client contract. A substantial majority of revenues for professional and consulting services are recognized as the related services are provided based on time and material incurred at contractually agreed upon rates after the services have been rendered. As required by SOP 97-2, professional and consulting services provided in connection with license arrangements are evaluated to determine whether those services are essential to the customer’s functionality of the software. When significant customization or modification of the software and the development of complex interfaces are required to meet the customer’s functionality, those services are considered as essential. Accordingly, the professional and consulting revenue is recognized together with the license using the percentage-of-completion method. When the customer does not require significant modification to the software, the initial license fee is recognized upon delivery and acceptance of the software. For multiple element license arrangements, the Company determines the fair value of each element based on specific objective evidence for that element and allocates total revenue from these arrangements to each element based on its fair value. Revenues for software maintenance and post-contract support are recognized over the related agreement period.

In connection with the Company’s outsourcing arrangements, the contracts often provide for implementation (installation and customization) of the proprietary software. Under these arrangements, the client does not take possession of the software nor has the right to take possession of the software without incurring a significant economic penalty. In accordance with Emerging Issues Task Force (EITF) Issue 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” the implementations are not treated as separate arrangements. Accordingly, any proceeds collected for the implementations are deferred and recognized over the service period.

Stock Compensation—Convergys provides stock options and other stock-based awards to certain employees and directors. The Company accounts for these awards using the intrinsic value method pursuant to Accounting Principles Board Opinion 25 and related interpretations. If the Company had elected to recognize compensation cost for the issuance of options to employees of the Company based on the fair value at the grant dates for awards consistent with the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” net income and earnings per share would have been impacted as follows:

	Year Ended December 31,

	2002	2001	2000

Net income:
As reported	$145.9	$138.8	$189.2
Pro forma compensation expense, net of tax benefit	(45.2)	(43.5)	(26.2)

Pro forma	$100.7	$95.3	$163.0

Basic earnings per share:
As reported	$0.90	$0.82	$1.13
Pro forma	$0.62	$0.56	$0.97
Diluted earnings per share:
As reported	$0.88	$0.80	$1.09
Pro forma	$0.61	$0.54	$0.94

Net income for 2002, 2001 and 2000 included $9.0, $5.8 and $5.3, respectively, in compensation expense, net of tax, related to stock-based awards.

Postemployment Benefits—The Company provides severance benefits to certain employees. Pursuant to SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” the Company accrues the benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.

Currency Translation—Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated to U.S. dollars at yearend exchange rates. Revenues and expenses are translated at average exchange rates for the year. Translation adjustments are accumulated and reflected as adjustments to comprehensive income.

Investments—The Company accounts for its 45% ownership interest in the Cellular Partnership under the equity method. Equity investments in other entities are classified as available-for-sale and recorded at fair value where such value is readily determinable. Unrealized gains or losses on those investments, net of tax, are reported as a component of other comprehensive income and included in shareholders’ equity, but excluded from the determination of net income until realized.

Financial Instruments—The Company’s risk management strategy includes the use of derivative instruments to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. The Company currently uses cash flow hedges. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. The Company generally enters into forward exchange contracts expiring within one year as hedges of anticipated cash flows denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. In using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, the Company exposes itself to some counterparty credit risk. Additionally, the Company enters into interest rate swap agreements to effectively fix the interest rates of variable rate borrowings.

All derivatives, including foreign currency exchange contracts, are recognized in the balance sheet at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. On the date the derivative contract is entered into, the Company determines whether the derivative contract should be designated as a hedge. For derivatives that are designated as hedges, the Company further designates the hedge as either a fair value, cash flow, foreign currency fair value or foreign currency cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as fair value hedges are recorded in the consolidated statement of income along with the loss or gain on the hedged asset or liability. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in other comprehensive income, until the underlying transactions occur. Changes in the fair value of derivatives that are highly effective as and designated as foreign currency fair value hedges are recorded in the consolidated statement of income. Changes in the fair value of derivatives that are highly effective as, and designated as, foreign currency cash flow hedges are recorded in other comprehensive income. Changes in the fair value of derivative trading instruments, derivatives that are not hedges and for the ineffective portion of derivatives that are hedges are recorded in the consolidated statement of income. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. At December 31, 2002 and 2001, no hedges were determined to be ineffective.

New Accounting Pronouncements—In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at the project initiation. The adoption of this statement will impact the timing of exit costs, primarily related to lease terminations, associated with future restructuring charges. Under existing rules, these costs are accrued when the Company commits to an exit plan. Under the new rules, exit costs related to future restructuring plans will be expensed as the costs are incurred.

In November 2002, the EITF reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” providing further guidance on how to account for multiple element contracts. Issue 00-21 is effective for all arrangements entered into after the second quarter of 2003. Although the Company currently is evaluating the impact of this new guidance, it is not expected to have a material impact on the Company’s accounting treatment of multiple element contracts.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51, which changes the criteria currently used by companies in deciding whether they are required to consolidate another entity. As disclosed in Note 13, the Company leases an office complex from a special purpose entity (Trust), which under existing rules, the Company does not consolidate. The Company is evaluating what impact, if any, Interpretation No. 46 will have on the current accounting treatment of the Trust. If it is determined that consolidation of the Trust is required, the assets and liabilities of the Trust will be included in the consolidated financial statements of the Company beginning July 1, 2003.

3.        Acquisition of Geneva

The Geneva Acquisition occurred on April 6, 2001, and was accounted for under the pooling-of-interests method of accounting. Accordingly, all amounts presented have been adjusted to reflect the combined results of both companies as if the Geneva Acquisition had occurred as of the beginning of the earliest period presented.

In connection with the acquisition of Geneva, the Company recorded one-time costs of $31.8 in the second quarter of 2001 to expense transaction costs and certain costs to integrate the combined businesses. Transaction costs totaled $20.6. The integration costs totaled $11.2, which includes $1.0 for lease terminations and other costs associated with the consolidation of facilities, $6.2 for severance associated with the consolidation of facilities and certain functions, $3.0 for the expensing of software that will not be deployed by the combined businesses and $1.0 for other integration costs. The after-tax impact of the charge was $26.3. The integration activities were completed during 2002.

4.        Other Acquisitions

In July 2002, the Company purchased substantially all the assets of iBasis Speech Solutions, Inc. (Speech Solutions), a wholly owned subsidiary of iBasis, Inc., a provider of international Internet-based communication services. The Company paid approximately $19, subject to final purchase price adjustments. Additionally, up to $8 in earn-out payments are possible if Speech Solutions achieves certain revenue milestones during 2003. No earn-out payments were made in 2002. The acquisition of Speech Solutions supplements the Company’s existing customer management and employee care capabilities with state-of-the-art interactive voice response (IVR) and advanced speech recognition (ASR) technology allowing for broader account penetration.

Also in July 2002, the Company purchased substantially all of the assets of TelesensKSCL Limited (in receivership) (Telesens) for approximately $10. Telesens, of Edinburgh, Scotland, and a subsidiary of TelesensKSCL AG, of Cologne, Germany, develops and licenses billing systems for voice and data services for mobile networks in the global telecommunications industry. The acquisition enables the Company to expand its position as one of the top billing and customer care companies in the European, Middle Eastern and Asian markets, and opens opportunities to provide advanced billing and customer care products to Telesens’ existing client base. As discussed further in Note 13, the Company is a defendant in a lawsuit filed by former employees of Telesens.

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

5.        Business Restructuring and Asset Impairment

In response to continued economic weakness, the Company announced a restructuring plan during the fourth quarter of 2002 that includes a reduction in headcount affecting approximately 1,050 professional and administrative employees worldwide and the consolidation or closure of certain CMG and IMG facilities. The facility closures, which the Company began during the fourth quarter of 2002 and expects to complete by the end of the third quarter of 2003, include the elimination of approximately 3,400

CMG contact center seats in the U.S. The Company began to make the headcount reductions during the fourth quarter of 2002 and expects to complete them by the end of 2003. The restructuring plan resulted in $26.0 of severance costs, $49.5 of facility abandonment costs associated with ongoing lease obligations and $6.7 of asset impairment for the disposal of leasehold improvements and equipment for the facilities that the Company had abandoned by the end of 2002. Additionally, the Company recorded $12.7 in asset impairments, including $5.4 in software originally capitalized pursuant to SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which the Company decided to discontinue marketing. The remaining portion of the $12.7 consisted principally of software intended for internal use that was capitalized pursuant to SOP 98-1 that the Company will not deploy. The impairment charge was based on the carrying value of the software at the date of discontinuance or disposal, as the net realizable value or proceeds from disposal was $0.

The facility abandonment component of the charge is equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. The Company has used estimates, based on consultation with real estate advisors, to arrive at the proceeds from any future sublease agreements. The Company will continue to evaluate its estimates in recording the facilities abandonment charge. As a result, there may be additional charges or reversals in the future.

During the fourth quarter of 2002, CMG also recorded $12.8 of additional facility abandonment costs associated with the contact centers that were closed in connection with the restructuring plan initiated by CMG during the third quarter of 2001. Based on its limited success in subleasing these facilities and further consultation with its real estate advisors, CMG revised its estimate related to the proceeds it expects to receive through the sublease of these facilities, which resulted in this additional restructuring charge.

Combined these special items reduced operating income, net income and earnings per diluted share for 2002 by $107.7, $76.8 and $0.46, respectively. These charges reduced 2002 operating income for IMG and CMG by $53.6 and $46.3, respectively, with the balance affecting Corporate. These actions are expected to result in cash costs of $86.8, of which $1.8 was spent in 2002 related principally to severance payments for approximately 120 employees. Except for ongoing facility abandonment, which will be paid over several years as the leases expire, the cash payments will be made throughout 2003.

The 2002 restructuring and impairment charges included the following components by segment:

	IMG	CMG	Corp.	Total

Severance costs	$12.0	$6.2	$7.8	$26.0
Facility abandonment costs	34.7	27.6	—	62.3
Asset impairment	6.9	12.5	—	19.4

Subtotal	$53.6	$46.3	$7.8	$107.7

During the third quarter of 2001, the Company approved a plan to reduce existing CMG contact center capacity by approximately 3,500 seats and to eliminate 550 employees in contact center management and administrative functions. The plan resulted in charges of $11.8 for facility abandonment, $6.4 for severance and $10.8 for the impairment of leasehold improvements. As a result of the workstation reduction and changes in market demand for certain contact center technologies, the plan also resulted in the write-off of $16.2 in software that was capitalized pursuant to SOP 98-1 and intended to support CMG’s expanding contact center. The impairment charge was recognized based on the carrying value of the assets at the date of discontinuance or disposal, as the net realizable value or the proceeds from disposal was $0. Additionally, CMG’s plan resulted in a charge of $8.1 to write-down investments in certain of CMG’s European contact center operations. In the aggregate, the approval of these plans resulted in the recording of a $53.3 restructuring and impairment charge in the third quarter of 2001. The Company closed the centers in 2001 and terminated 535 professional and administrative employees by the end of the third quarter of 2002. The remaining headcount reductions were completed during the fourth quarter of 2002.

The $11.8 charge for facility abandonment costs was equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. The Company had used estimates, based on consultation with real estate advisors, to arrive at the proceeds from any future sublease agreements.

Excluding the $12.8 of additional facility abandonment costs that was provided during the fourth quarter of 2002, the total cash cost of these actions is expected to be approximately $20.2. Through the end of 2002, the Company paid $15.5 primarily for severance payments and facility abandonment costs. As of December 30, 2002, there was a remaining restructuring accrual of $4.7 related to ongoing facility and abandonment costs which the Company will pay over the remaining lease terms.

Unrelated to the CMG restructuring charges, IMG recorded an impairment charge of $4.7 related to purchased software that was originally capitalized pursuant to SFAS No. 86. The impairment charge was based on the carrying value of the software as its net realizable value was $0.

The 2001 restructuring and impairment charges included the following components:

	CMG	IMG	Total

Facility Closing Costs:
Severance costs	$6.4	—	$6.4
Lease terminations	11.8	—	11.8

Subtotal	$18.2	—	$18.2

Impairment Costs and Other Special Items:
Leasehold improvements	$10.8	—	$10.8
Software	16.2	$4.7	20.9
Investments in European contact centers	8.1	—	8.1

Subtotal	35.1	4.7	39.8

Total	$53.3	$4.7	$58.0

Also during 2001, the Company recorded a non-operating expense of $6.5, included in other income (expense), net to reflect the other than temporary decline in the value of certain equity investments whose valuations had been affected adversely by recent economic conditions.

Restructuring liability activity for the 2002 and 2001 plans consisted of the following:

	2002	2001

Balance at January 1	$13.6	—
Restructuring and impairment charge	107.7	$58.0
Severance payments	(3.5)	(3.4)
Lease termination payments	(6.2)	(2.4)
Non-cash (i.e. asset impairment)	(20.9)	(37.8)
Other costs	(1.1)	(0.8)

Balance at December 31	$89.6	$13.6

6.        Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted, on a prospective basis, SFAS No. 142, which eliminated the amortization of goodwill. Upon adoption of SFAS No. 142, the Company performed an initial impairment test of its goodwill and determined that no goodwill impairment existed. Under SFAS No. 142, goodwill is tested for impairment at least annually or more frequently if an event occurs which indicates that goodwill may be impaired.

The impact of discontinuing amortization of goodwill on net income, basic and diluted earnings per share for the years ended December 31, 2001 and 2000 is as follows:

2001:	As Reported	Goodwill Amortization, Net of Tax	Adjusted

Net income	$138.8	$29.4	$168.2
Basic earnings per common share	$0.82	$0.17	$0.99
Diluted earnings per common share	$0.80	$0.17	$0.96

2000:	As Reported	Goodwill Amortization, Net of Tax	Adjusted

Net income	$189.2	$29.0	$218.2
Basic earnings per common share	$1.13	$0.17	$1.30
Diluted earnings per common share	$1.09	$0.17	$1.25

As required by SFAS No. 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of the Company’s analysis, $19.2 of acquisition costs, net of accumulated amortization, were transferred to goodwill. Goodwill, net increased to $698.8 at December 31, 2002 from $665.2 at December 31, 2001, principally as a result of goodwill acquired.

As of December 31, 2002 and 2001, the Company’s other intangible assets acquired through business combinations consisted of the following:

2002:	Gross Carrying Amount	Accumulated Amortization	Net

Software (classified with Property, Plant & Equipment)	$28.9	$(17.1)	$11.8
Contracts and other intangibles	74.4	(41.9)	32.5

Total	$103.3	$(59.0)	$44.3

2001:	Gross Carrying Amount	Accumulated Amortization	Net

Software (classified with Property, Plant & Equipment)	$28.9	$(12.1)	$16.8
Contracts and other intangibles	72.7	(33.0)	39.7

Total	$101.6	$(45.1)	$56.5

The intangible assets are being amortized using the following amortizable lives: six years for software; and two to ten years for contracts and other.

Intangible amortization expense for the year ended December 31, 2002 was $14.4. Estimated intangible amortization expense for the four subsequent fiscal years is as follows:

For the year ended 12/31/03	$15
For the year ended 12/31/04	$14
For the year ended 12/31/05	$11
For the year ended 12/31/06	$1

7.        Income Taxes

The Company’s provision for income taxes consists of the following:

	Year Ended December 31,

	2002	2001	2000

Current:
Federal	$80.1	$82.3	$107.5
Foreign	22.5	19.6	10.3
State and local	6.5	4.6	12.1

Total current	109.1	106.5	129.9
Deferred	(10.6)	9.6	(8.9)

Total	$98.5	$116.1	$121.0

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each year:

	Year Ended December 31,

	2002	2001	2000

U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.3	1.5	2.3
Research tax credits	(2.5)	(2.5)	(2.1)
Non-deductible amortization of intangible assets	0.6	2.2	1.7
Foreign rate differential and valuation allowances	6.2	4.8	0.6
Non-deductible transaction costs	—	2.1	—
Other	(0.3)	2.4	1.5

Effective rate	40.3%	45.5%	39.0%

The components of deferred tax assets and liabilities are as follows:

	At December 31,

	2002	2001

Deferred tax asset:
Loss carryforwards	$47.0	$44.5
Pension and employee benefits	15.6	10.8
Advance billings	0.8	10.9
Restructuring charges	29.7	6.2
State income taxes	6.1	4.5
Allowance for doubtful accounts	11.4	9.1
Other	11.3	17.1
Valuation allowance	(47.0)	(38.3)

Total deferred tax asset	$74.9	$64.8

Deferred tax liability:
Depreciation and amortization	$29.2	$27.1
Other	1.1	1.2

Total deferred tax liability	30.3	28.3

Net deferred tax asset	$44.6	$36.5

At December 31, 2002, the Company had a $62.0 U.S. capital loss carryforward, of which $55.5 expires in December 2005, and international operating loss carryforwards of $84.3, which had no expiration date. Of the international operating loss carryforwards, $35.3 will be credited to additional paid in capital if realized. The net change in the valuation allowance during 2002 principally is due to valuation allowances being increased for the international operating loss carryforwards.

The Company’s combined pre-tax earnings from foreign subsidiaries were $16.9, $10.3 and $7.9 during 2002, 2001 and 2000, respectively.

The Company has not provided for U.S. federal income taxes or foreign withholding taxes on $72.1 of undistributed earnings of its foreign subsidiaries at December 31, 2002, because such earnings are intended to be reinvested indefinitely. It is not practicable to determine the amount of applicable taxes that would be due if such earnings were distributed.

8.        Debt

Debt consists of the following:

	At December 31,

	2002	2001

Commercial paper	$43.0	—
Medium-term notes	—	$100.0
Other	12.3	33.5

Total	55.3	133.5
Less current maturities	50.7	129.9

Long-term debt	$4.6	$3.6

Weighted average interest rates:
Commercial paper	2.0%	—
Medium-term notes	—	7.8%
Other	15.7%	5.5%

At December 31, 2002, the Company’s borrowing facilities included a revolving credit facility with $325 in borrowing capacity that expires in July 2005 and a commercial paper program backed by this $325 credit facility. At December 31, 2002, the Company had $43.0 in commercial paper, backed by the revolving credit facility. Other debt of $12.3 at December 31, 2002 consisted of international credit facilities and capital leases. Other debt of $33.5 at December 31, 2001 primarily consisted of uncommitted short-term lines of credit with banks and capital lease agreements. The Company’s credit agreements include certain restrictive covenants including maintenance of interest coverage and debt to capitalization ratios. The Company was in compliance at December 31, 2002. Interest rates under the revolving credit facilities generally are based on LIBOR adjusted for an index related to the Company’s credit ratings.

9.        Sale of Receivables

The Company maintains a receivables purchase agreement with a third party financial institution. As accounts receivables are generated by certain of the Company’s domestic customers, those receivables are sold to Convergys Funding Corporation (CFC), a wholly owned, consolidated subsidiary of the Company. CFC then sells, on a revolving basis, an undivided percentage interest in designated pools of accounts receivable to the financial institution.

The current agreement expires in September 2003 and allows the Company to receive up to $150 at a cost of funds linked to commercial paper rates. The Company services and retains an interest in the receivables sold under this agreement. The Company’s retained interest in the receivables sold is measured at the time of sale and is based on the sales of similar assets and classified with receivables. At December 31, 2002 and 2001, the Company had sold $150.0 and $20.0 of outstanding receivables, respectively. The amounts sold are reflected as reductions of accounts receivable in the Consolidated Balance Sheets as of the respective dates. Increases and decreases in the amount sold are reported as operating cash flows in the Consolidated Statements of Income. The cost of the program was $1.1 in 2002, $4.4 in 2001 and $11.4 in 2000. This cost is based on the amount and timing of outstanding sold receivables and is recorded as a component of interest expense.

10.      Employee Benefit Plans

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

Pension cost for the cash balance plan included the following components:

	Year Ended December 31,

	2002	2001	2000

Service cost (benefits earned during the period)	$17.4	$14.6	$11.1
Interest cost on projected benefit obligation	9.9	8.5	6.9
Expected return on plan assets	(17.9)	(17.6)	(14.1)
Amortization and deferrals—net	(3.0)	(5.7)	(2.6)

Pension cost (income)	$6.4	$(0.2)	$1.3

The following table sets forth the cash balance plan’s funded status:

	at December 31,

	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$136.8	$107.3
Service cost	17.4	14.6
Interest cost	9.9	8.5
Amendments	—	1.3
Actuarial loss	10.0	12.9
Benefits paid	(6.6)	(7.8)

Benefit obligation at end of year	$167.5	$136.8

Change in plan assets:
Fair value of plan assets at beginning of year	$170.3	$170.3
Actual return on plan assets	(28.5)	(17.6)
Acquisitions	—	24.8
Employer contribution	0.5	0.6
Benefits paid	(6.6)	(7.8)

Fair value of plan assets at end of year	$135.7	$170.3

Funded status	$(31.8)	$33.5
Unrecognized transition asset	(0.6)	(1.0)
Unrecognized prior service cost	4.1	4.5
Unrecognized net (gain) loss	42.8	(16.7)

Prepaid benefit expense	$14.5	$20.3

Pension cost for the unfunded executive pension plans included the following components:

	Year Ended December 31,

	2002	2001	2000

Service cost (benefits earned during the period)	$4.0	$4.3	$2.6
Interest cost on projected benefit obligation	5.5	4.9	3.7
Amortization and deferrals—net	2.8	2.5	0.2

Pension cost	$12.3	$11.7	$6.5

The following table sets forth the unfunded executive pension plans’ funded status:

	at December 31,

	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$72.9	$58.2
Service cost	4.0	4.3
Interest cost	5.5	4.9
Amendments	—	0.1
Actuarial (gain) loss	(13.3)	8.4
Benefits paid	(5.6)	(3.0)

Benefit obligation at end of year	$63.5	$72.9

Funded status	$(63.5)	$(72.9)
Unrecognized transition asset	—	—
Unrecognized prior service cost	2.0	2.2
Unrecognized net loss	6.9	22.8

Accrued benefit expense	$(54.6)	$(47.9)

Plan assets for the cash balance plan included $6.3 and $17.2 of Company common shares at December 31, 2002 and 2001.

The following rates were used in determining the actuarial present value of the projected benefit obligation and pension cost for all of the pension plans:

	Year Ended December 31,

	2002	2001	2000

Discount rate—projected benefit obligation	6.75%	7.25%	7.50%
Future compensation growth rate	4.75%	4.75%	4.75%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%

Savings Plans

The Company sponsors defined contribution plans covering substantially all employees. The Company’s contributions to the plans are based on either matching a portion of the employee contributions or a percentage of employee earnings. Total Company contributions to the defined contribution plans were $12.7, $11.1 and $11.5 for 2002, 2001 and 2000, respectively.

Employee Postretirement Benefits Other Than Pensions

The Company sponsors postretirement health and life insurance plans for certain eligible employees. The Company funds life insurance benefits of certain retirees through a Voluntary Employee Benefit Association (VEBA) trust. Contributions to the VEBA are subject to IRS limitations developed using the aggregate cost method. The Company’s postretirement benefit cost was $2.4, $2.3 and $1.7 for 2002, 2001 and 2000, respectively.

11.      Common and Preferred Shares

Share Repurchases

During 2000, the Company spent $4.9 to repurchase 140,000 shares. In January 2000, Geneva repurchased a portion of its shares with an equivalency of 1.0 million Convergys shares for $4.7.

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

On January 18, 2002, the Company’s Board of Directors authorized the repurchase of up to 10 million of its common shares. On July 23, 2002, the Board of Directors authorized an increase in the number of common shares the Company may repurchase to 15 million shares. During 2002, the Company repurchased 15.0 million additional shares at a cost of $282.2.

Shareholder Rights Plan

Under the Shareholder Rights Plan, a dividend of one preferred share purchase right for each outstanding common share was granted to shareholders of record at the close of business on December 1, 1998. Under certain conditions, each right entitles the holder to purchase one one-hundredth of a Series A preferred share. The rights cannot be exercised or transferred separately from common shares, unless a person or group acquires 15% or more of the Company’s outstanding common shares. The rights will expire on December 1, 2008, unless earlier redeemed by the Company.

Preferred Shares

The Company is authorized to issue up to 5 million preferred shares, of which 4 million would have voting rights. At December 31, 2002 and 2001, there were no preferred shares outstanding.

12.      Stock-Based Compensation Plans

At December 31, 2002, the Company had authorized 38 million common shares for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan (Convergys LTIP), as amended on February 26, 2002. The Convergys LTIP provides for the issuance of stock options and other stock-based awards to certain employees. In general, stock options are granted with exercise prices that are no less than market value of the stock at the grant date, have a ten-year term and have vesting terms of three to four years. In connection with the Geneva Acquisition in April 2001, all outstanding options to acquire Geneva common shares were converted into options to acquire 2.7 million Convergys shares at exercise prices ranging from $0.92 to $8.19. The Company’s operating results for 2002, 2001 and 2000 reflect the recognition of $2.3, $1.9 and $0.8, respectively, in compensation expense related to these options. The Convergys LTIP also permits the granting of other restricted stock awards, which generally have vesting terms of three to five years. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The amount of compensation expense recognized for restricted stock was $11.8, $7.2 and $7.5 in 2002, 2001 and 2000, respectively.

Presented below is a summary of Company stock option activity:

Shares in Thousands	Shares	Weighted Average Exercise Price

Options granted in 2000	4,971	$25.94
Options exercised in 2000	(1,909)	11.35
Options forfeited in 2000	(684)	18.31

Options outstanding at December 31, 2000	14,869	$16.96

Options exercisable at December 31, 2000	6,069	$11.70

Options granted in 2001	3,924	$42.59
Options exercised in 2001	(2,749)	6.81
Options forfeited in 2001	(853)	31.09

Options outstanding at December 31, 2001	15,191	$24.55

Options exercisable at December 31, 2001	6,857	$17.10

Options granted in 2002	3,982	$35.25
Options exercised in 2002	(1,008)	7.40
Options forfeited in 2002	(637)	31.49

Options outstanding at December 31, 2002	17,528	$27.70

Options exercisable at December 31, 2002	9,466	$21.26

The following table summarizes the status of the Company stock options outstanding and exercisable at December 31, 2002:

Shares in Thousands	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.92 to $9.64	1,873	2.9	$5.29	1,462	$5.85
$13.72 to $16.51	2,034	5.4	15.27	1,943	15.25
$17.21 to $19.36	1,695	5.1	17.62	1,585	17.56
$19.50 to $22.22	1,793	6.0	22.03	1,793	22.03
$22.75 to $29.53	2,543	7.2	29.37	1,256	29.50
$29.78 to $36.49	359	8.2	32.99	180	34.07
$36.67 to $36.68	3,298	9.0	36.67	3	36.67
$37.12 to $43.61	898	7.6	39.17	443	39.03
$43.62 to $43.63	2,945	8.0	43.62	739	43.62
$43.97 to $52.53	90	7.6	46.54	62	46.48

Total	17,528	6.7	$27.70	9,466	$21.26

The weighted average fair value on the date of grant for the Convergys options granted during 2002, 2001 and 2000 was $13.73, $16.03 and $22.30, respectively. Such amounts were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Convergys

	2002	2001	2000

Expected volatility	42.5%	39.7%	54.5%
Risk free interest rate	4.5%	4.7%	6.4%
Expected holding period, in years	4	4	4

13.      Commitments and Contingencies

Commitments

The Company leases certain facilities and equipment used in its operations under operating leases. Total rent expense was $119.4, $110.3 and $101.9 in 2002, 2001 and 2000, respectively.

At December 31, 2002, the total minimum rental commitments under non-cancelable leases are as follows:

2003	$106.4
2004	73.2
2005	51.4
2006	37.0
2007	26.1
Thereafter	102.5

Total	$396.6

The above amounts include the Company’s obligations related to the lease of its office complex in Orlando, Florida. Under the terms of the financing transaction, which was structured as a synthetic lease, a special purpose entity (Trust) owns the office complex and leases it to the Company. The Trust serves as a conduit between an unrelated commercial lender and the Company and the only substantive purpose of the Trust is to lease the office complex to the Company. The Company has not made any equity investments in the Trust; nor has it provided any financing to the Trust; and does not control the operations of the Trust. Furthermore, no Company employee or director holds any ownership interest in the Trust.

Pursuant to EITF Issue 90-15, “Impact of Nonsubstantive Lessors, Residual Value Guarantees, and Other Provisions in Leasing Transactions,” the Company is not required to consolidate the Trust because the owner of record of the Trust has made an initial substantive residual equity capital investment that has been at risk during the entire term of the lease.

The lease had an initial term of three years, with two one-year renewal options. As the initial term expired at the end of 2001, the Company exercised the first one-year renewal option; and in December 2002, the Company exercised the second one-year renewal option. As of December 31, 2002, the assets and liabilities of the Trust were comprised primarily of the office complex and $65 bank debt used to fund the construction of the office complex. The Company pays a variable lease rate, but effectively has converted it into a fixed amount through an interest rate swap accounted for as a cash flow hedge with a nominal value of $65, which equals the amount borrowed by the Trust to finance the construction of the office complex. In connection with this transaction, the Company has provided a residual value guarantee to the Trust equal to 85% of the financing, or $55. The Company believes the fair market value of the leased property is greater than the Company’s guaranteed residual value. At the end of the lease term, the Company has the option to purchase the property from the lessor for $65 or the lessor will sell the property.

Additionally, the above amounts include obligations related to facilities that were slated for closure in conjunction with the 2002 and 2001 restructuring plans.

Contingencies

The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business. The Company believes that the results of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition.

The Company has been named as an additional defendant in a class action lawsuit filed by former employees of Telesens against Telesens (in receivership) and the three individual receivers (Receivers). The former employees were made redundant by the Receivers prior to the acquisition of Telesens’ assets by the Company. The action seeks damages of approximately $14. Discovery related to this matter is ongoing and as a result, the Company has not quantified its probable exposure, if any. As this represents a preacquisition contingency, any estimate of probable exposure would be treated as an additional purchase price consideration. In the event of an adverse judgment, the Company believes that the results of the claim would not have a materially adverse effect on the Company’s financial condition.

14.      Additional Financial Information

	at December 31,

	2002	2001

Property and equipment, net:
Land	$7.6	$7.8
Buildings	47.7	49.1
Leasehold improvements	121.9	118.0
Equipment	413.5	399.5
Software	278.4	268.7
Construction in progress and other	42.7	31.9

	911.8	875.0
Less: Accumulated depreciation	(613.8)	(524.6)

	$298.0	$350.4

Payables and other current liabilities:
Accounts payable	$30.7	$31.7
Accrued taxes	33.9	32.7
Accrued payroll-related expenses	81.4	104.3
Deferred compensation	50.0	45.2
Accrued expenses, other	77.0	86.2
Restructuring and exit costs	91.7	19.6
Advance billing and customer deposits	46.6	42.8

	$411.3	$362.5

Other Comprehensive Income

	at December 31,

	2002	2001

Accumulated other comprehensive income:
Currency translation adjustments	$(7.6)	$(13.5)
Unrealized loss on hedging activities, net of tax of $0.6 and $3.1	(0.8)	(5.3)

	$(8.4)	$(18.8)

	Year Ended December 31,

	2002	2001	2000

Comprehensive income:
Net income	$145.9	$138.8	$189.2
Other comprehensive income, net of tax:
Currency translation adjustments	5.9	(7.2)	(7.6)
Unrealized gain (loss) on hedging activities	4.5	(1.0)	(4.3)
Unrealized gain (loss) on investments	—	(1.8)	(48.2)

Total comprehensive income	$156.3	$128.8	$129.1

Cellular Partnership

Summarized financial information for the Cellular Partnership is as follows:

	at December 31,

	2002	2001	2000

Current assets	$35.0	$22.7	$55.6
Non-current assets	216.3	173.7	122.3
Current liabilities	41.0	22.0	28.7
Non-current liabilities	98.5	93.9	—

	Year Ended December 31,

	2002	2001	2000

Revenues	$201.5	$180.3	$195.0
Operating income	17.8	14.0	41.7
Net income	14.2	13.8	45.2

15.      Industry Segment and Geographic Operations

Industry Segment Information

The Company has two segments, which are identified by service offerings. IMG provides outsourced billing and information services and software. CMG provides outsourced customer care and employee care services.

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Year Ended December 31,

	2002	2001	2000

Revenues:
IMG	$899.2	$937.9	$818.8
CMG	1,397.5	1,394.7	1,395.5
Less intersegment	(10.5)	(12.0)	(17.7)

	$2,286.2	$2,320.6	$2,196.6

Depreciation:
IMG	$42.9	$38.7	$39.3
CMG	72.0	79.3	68.3
Corporate	7.8	7.5	3.9

	$122.7	$125.5	$111.5

Amortization:
IMG	$5.7	$18.2	$18.7
CMG	8.7	32.6	31.9

	$14.4	$50.8	$50.6

Operating income (loss):
IMG	$131.7	$193.0	$156.9
CMG	134.7	119.2	171.1
Corporate and other	(13.1)	(35.6)	(7.4)

	$253.3	$276.6	$320.6

Special items:
IMG	$53.6	$4.7	—
CMG	46.3	53.3	—
Corporate and other	7.8	31.8	—

	$107.7	$89.8	—

Operating income (loss) excluding special items:
IMG	$185.3	$197.7	$156.9
CMG	181.0	172.5	171.1
Corporate and other	(5.3)	(3.8)	(7.4)

	$361.0	$366.4	$320.6

Capital expenditures:
IMG	$34.0	$43.4	$41.1
CMG	42.8	56.6	130.5
Corporate and other	14.0	13.5	7.0

	$90.8	$113.5	$178.6

	At December 31,

	2002	2001

Total assets:
IMG	$572.7	$483.4
CMG	956.9	875.0
Corporate and other	89.9	384.5

	$1,619.5	$1,742.9
Goodwill, net:
IMG	$156.2	$138.3
CMG	542.6	526.9

	$698.8	$665.2

Intersegment revenues are for services charged at rates which approximate cost.

Geographic Operations

The following table presents certain geographic information regarding the Company’s operations:

	Year Ended December 31,

	2002	2001	2000

Revenues:
North America	$2,119.5	$2,139.6	$2,039.0
Rest of World	166.7	181.0	157.6

	$2,286.2	$2,320.6	$2,196.6

	At December 31,

	2002	2001

Long-lived assets:
North America	$1,032.4	$1,069.9
Rest of World	150.8	124.5

	$1,183.2	$1,194.4

Concentrations

Both of the Company’s segments derive significant revenues from AT&T Corporation (AT&T) and AT&T Wireless Services, Inc. (AT&T Wireless).

Revenues from AT&T Wireless were 19.7%, 18.2% and 19.1% of the Company’s consolidated revenues for 2002, 2001 and 2000, respectively. Related accounts receivable from AT&T Wireless totaled $75.2 and $60.7 at December 31, 2002 and 2001, respectively.

Revenues from AT&T were 10.4%, 14.9% and 17.8% of the Company’s consolidated revenues for 2002, 2001 and 2000, respectively. Related accounts receivable from AT&T totaled $29.3 and $40.8 at December 31, 2002 and 2001, respectively.

16.      Earnings Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

	Net Income	Shares	Per Share Amount

2002:
Basic EPS	$145.9	162.9	$0.90
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.2	0.02

Diluted EPS	$145.9	166.1	$0.88

	Net Income	Shares	Per Share Amount

2001:
Basic EPS	$138.8	169.4	$0.82
Effect of dilutive securities:
Stock-based compensation arrangements	—	5.0	0.02

Diluted EPS	$138.8	174.4	$0.80

	Net Income	Shares	Per Share Amount

2000:
Basic EPS	$189.2	167.6	$1.13
Effect of dilutive securities:
Stock-based compensation arrangements	—	6.6	0.04

Diluted EPS	$189.2	174.2	$1.09

The diluted EPS calculation for the year ended December 31, 2002 excludes the effect of 14.0 million outstanding stock options because they are anti-dilutive.

17.      Financial Instruments

The Company had derivative liabilities related to interest rate swaps with a fair value of $1.2 and $5.7 at December 31, 2002 and 2001, respectively. Additionally, the Company had derivative liabilities related to outstanding forward exchange contracts maturing within twelve months, consisting primarily of Canadian Dollar and British Pound contracts with a notional value of $133.2 and $151.6, respectively. These derivatives were classified as accrued liabilities of $0.8 and $2.9 at December 31, 2002 and 2001, respectively. In addition, in 2002 and 2001, the Company recorded deferred tax assets related to these derivatives in the amount of $0.6 and $3.1, respectively. A total of $0.1 and $1.7 of deferred losses, net of tax, on derivative instruments in 2002 and 2001, respectively, were accumulated in other comprehensive income and are expected to be reclassified to earnings during the next twelve months.

18.      Subsequent Event

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of up to 10 million of its common shares.

19.       Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter		3rd Quarter		4th Quarter		Total

2002:
Revenues	$587.5	$572.7		$561.2		$564.8		$2,286.2
Operating income (loss)	$98.5	$94.5		$89.8		$(29.5)		$253.3
Net income (loss)	$59.6	$59.1		$55.6		$(28.4)		$145.9
Earnings per share:
Basic	$0.35	$0.35		$0.34		$(0.18	)(1)	$0.90
Diluted	$0.35	$0.35		$0.34		$(0.18	)(1)	$0.88

2001:
Revenues	$591.5	$571.2		$567.2		$590.7		$2,320.6
Operating income	$90.5	$57.4		$32.6		$96.1		$276.6
Net income	$52.1	$27.3		$3.0		$56.4		$138.8
Earnings per share:
Basic	$0.31	$0.16	(1)	$0.02	(1)	$0.33		$0.82
Diluted	$0.30	$0.16	(1)	$0.02	(1)	$0.33		$0.80

   (1)   See Notes 3 and 5 for a discussion of special items that were recorded by the Company in the fourth quarter of 2002 and the second and third quarters of 2001.

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements with accountants on any accounting or financial disclosure or auditing scope or procedure occurred during 2002.

PART III

Item 10.           Directors and Officers of the Registrant

The information required by Item 10 is incorporated herein by reference to the sections of the Company’s proxy statement dated March 10, 2003 entitled “Board of Directors” and “Executive Compensation.” Certain information concerning the executive officers of the Company is contained on Page 20 of this Form 10-K.

Item 11.           Executive Compensation

The Executive Compensation section of the Company’s proxy statement dated March 10, 2003 is incorporated herein by reference.

Item 12.           Security Ownership of Certain Beneficial Owners and Management

The Share Ownership of Directors and Officers section of the Company’s proxy statement dated March 10, 2003 is incorporated herein by reference.

Item 13.           Certain Relationships and Related Transactions

Not applicable.

Item 14.           Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of the Company’s internal control structure and procedures for financial reporting within 90 days before the filing date of this annual report. Based on that evaluation, the CEO and CFO concluded that the Company’s internal controls and disclosure procedures for financial reporting were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.           Exhibits, Financial Statement Schedule and Reports on Form 8-K

Item 15(a)(1) and (2).  List of Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Convergys are included in Item 8:

		Page
(1)	Consolidated Financial Statements:

	Consolidated Statements of Income	40

	Consolidated Balance Sheets	41

	Consolidated Statements of Cash Flows	42

	Consolidated Statements of Shareholders’ Equity and Comprehensive Income	43

	Notes to Consolidated Financial Statements	44

	Reports of Independent Accountants	37

(2)	Financial Statement Schedule:

	II - Valuation and Qualifying Accounts	70

Financial statement schedules other than that listed above have been omitted because the required information is not required or applicable.

(3)	Exhibits:

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

Exhibit Number

3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to Form S-3 filed on August 10, 2000, File No. 333-43404.)

3.2	Regulations of the Company. (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-53619.)

4	Rights Agreement dated November 30, 1998 between Convergys Corporation and The Fifth Third Bank. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed December 23, 1998, File No. 001-14379.)

10.1	Convergys Corporation 1998 Long-Term Incentive Plan as amended effective as of April 22, 2002. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed July 19, 2002, File No. 333-96727.)

10.2	Convergys Corporation Deferred Compensation and Option Gain Deferral Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on July 19, 2002, File No. 333-96729.)

10.3	Convergys Corporation Executive Deferred Compensation Plan as amended effective as of October 29, 2001. (Incorporated by reference to Exhibit 10.3 to the Company’s 2001 Annual Report on Form 10-K.)

10.4

Employment Agreement between the Company and James F. Orr and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.8 to the Company’s 1998 Annual Report on Form 10-K.)

10.5

Employment Agreement between the Company and Steven G. Rolls and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.10 to the Company’s 1998 Annual Report on Form 10-K.)

10.6

Employment Agreement between the Company and Robert J. Marino and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.11 to the Company’s 1998 Annual Report on Form 10-K.)

10.7

Employment Agreement between the Company and David F. Dougherty and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.12 to the Company’s 1998 Annual Report on Form 10-K.)

10.8

Employment Agreement between the Company and Ronald E. Schultz and November 1, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.14 to the Company’s 1998 Annual Report on Form 10-K.)

10.9	June 26, 2001 Amendment to Employment Agreement between the Company and Ronald E. Schultz. (Incorporated by reference to Exhibit 10.10 to the Company’s 2001 Annual Report on Form 10-K.)

10.10	Convergys Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10.10 to the Company’s 2000 Annual Report on Form 10-K.)

10.11	Convergys Corporation Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.2.1 to post-effective Amendment No. 2 to Registration Statement No. 333-69633 filed on July 7, 2000.)

10.12	Lease Agreement between First Security Bank and Convergys Corporation dated as of December 31, 1998.

10.13	Credit Agreement between First Security Bank and Convergys Corporation dated as of December 31, 1998.

10.14	Security Agreement between First Security Bank and Convergys Corporation dated as of December 31, 1998.

10.15	Participation Agreement between First Security Bank and Convergys Corporation dated as of December 31, 1998.

10.16	Amended and Restated Trust Agreement dated as of December 31, 1998.

10.17	Amendment No. 1 to The Participation Agreement, The Credit Agreement, The Trust Agreement, The Security Agreement, The Lease Agreement and Other Operative Agreements dated as of October 1, 1999.

10.18	$325,000,000 Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of August 1, 2002.

10.19	Convergys Corporation Retirement and Savings Plan. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on July 19, 2002, File No. 333-96733.)

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

21	Subsidiaries of the Company.

23 a	Consent of Ernst & Young LLP.

23 b	Consent of PricewaterhouseCoopers LLP.

23 c	Consent of KPMG.

24	Powers of Attorney.

The Company will furnish, without charge, to a security holder upon request, a copy of the documents, or the portions thereof, which are incorporated by reference, and will furnish any other exhibit at cost.

Item 15(b).      Reports on Form 8-K

On December 5, 2002, the Company announced that it was finalizing and would complete during the month of December a restructuring plan that would include a rationalization and consolidation of certain Convergys facilities and a reduction in force.

On November 12, 2002, the Company filed the Certifications of Periodic Financial Reports by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 15(c) and (d).  Exhibits and Financial Statement Schedule

The responses to these portions of Item 15 are submitted as a separate section of this report.

CONVERGYS CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Millions of Dollars)

COL. A	COL. B	COL. C				COL. D		COL. E

		Additions

		(1)		(2)
Description	Balance at Beginning of Period	Charged to Expense		Charged to Other Accounts		Deductions		Balance at End of Period

Year 2002
Allowance for Doubtful Accounts	$14.7	$10.9		—		$9.9	(a)	$15.7

Deferred Tax Asset Valuation Allowance	$38.3	$14.7	(c)	$2.3	(c)	$8.3	(d)	$47.0

Restructuring Reserve	$19.6	$86.8		—		$14.7		$91.7

Year 2001
Allowance for Doubtful Accounts	$11.9	$18.5		—		$15.7	(a)	$14.7

Deferred Tax Asset Valuation Allowance	$19.8	$9.5	(c)	$9.0	(c)	—		$38.3

Restructuring Reserve	$4.5	$26.4		—		$11.3		$19.6

Year 2000
Allowance for Doubtful Accounts	$12.5	$2.5		—		$3.1	(a)	$11.9

Deferred Tax Asset Valuation Allowance	$2.8	$1.0		$16.0	(b)	—		$19.8

Restructuring Reserve	$6.6	—		—		$2.1		$4.5

   (a)   Primarily includes amounts written off as uncollectible.

   (b)   Amounts were recorded as a component of other comprehensive income (loss).

   (c)   Amounts relate to valuation allowances being recorded for international, operating and capital loss carryforwards.

   (d)   Includes the reversal of valuation allowances related to operating and capital loss carryforwards that expired during 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERGYS CORPORATION
March 6, 2003	By:	/s/ STEVEN G. ROLLS

Steven G. Rolls Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

JAMES F. ORR*	Chairman of the Board; Principal Executive Officer; President, Chief Executive Officer and Director

James F. Orr

STEVEN G. ROLLS*	Principal Financial Officer; Chief Financial Officer

Steven G. Rolls

MICHAEL D. JONES*	Principal Accounting Officer; Vice President and Controller

Michael D. Jones

JOHN F. BARRETT*	Director

John F. Barrett

GARY C. BUTLER*	Director

Gary C. Butler

DAVID B. DILLON*	Director

David B. Dillon

ERIC C. FAST*	Director

Eric C. Fast

Signature	Title	Date

JOSEPH E. GIBBS*	Director

Joseph E. Gibbs

ROGER L. HOWE*	Director

Roger L. Howe

STEVEN C. MASON*	Director

Steven C. Mason

PHILIP A. ODEEN*	Director

Philip A. Odeen

SIDNEY A. RIBEAU*	Director

Sidney A. Ribeau

JAMES M. ZIMMERMAN*	Director

James M. Zimmerman

*By:	/s/ STEVEN G. ROLLS	March 6, 2003

Steven G. Rolls
as attorney-in-fact and as Chief Financial Officer

CERTIFICATION

I, James F. Orr, President and Chief Executive Officer of Convergys Corporation, certify that:

1.        I have reviewed this annual report on Form 10-K of Convergys Corporation;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003	/s/ JAMES F. ORR

James F. Orr President and Chief Executive Officer

CERTIFICATION

I, Steven G. Rolls, Chief Financial Officer of Convergys Corporation, certify that:

1.        I have reviewed this annual report on Form 10-K of Convergys Corporation;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003	/s/ STEVEN G. ROLLS

Steven G. Rolls Chief Financial Officer