Form 10-K/A
period 2002-12-31
CONVERGYS CORP
filed 2003-05-13
CIK 1062047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Form 10-K/A (this “Amendment”) has been filed by the Company to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, originally filed on March 6, 2003 (the “Original Filing”). The purpose of this Amendment is to provide further clarification to the Company’s disclosures in the following sections of the Annual Report:

       Item 1.   Business

       Item 2.   Properties

       Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

       Item 8.   Notes to the Financial Statements (Notes 2, 6 and 13)

Additionally, pursuant to Question 15 of the Securities and Exchange Commission’s “Staff Accounting Bulletin Topic 5:P”, the Company has moved the discussion in Item 7 related to the affect of special items on operating income, net income and earnings per share, which are non-GAAP measurements, to follow the discussion of GAAP-based results.

This Amendment does not reflect events occurring after the filing of the Original Filing, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments described above.

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

Risks Relating to Convergys and its Business

The Company’s revenues are generated from a limited number of clients and the loss of one or more of its clients could cause a reduction in its revenues.

The Company relies on several significant clients for a large percentage of its revenues. Convergys’ three largest clients, AT&T Wireless, AT&T and Sprint PCS, represented 39% of its 2002 revenue. Convergys’ relationship with AT&T Wireless and AT&T is represented by separate contracts/work orders with various operating units within each client. Its relationship with Sprint PCS is represented by one contract with it subsidiary, Convergys Information Management Group Inc., and two contracts with its other subsidiary, Convergys Customer Management Group Inc. These separate contracts/work orders with the above clients have varying expiration dates, payment provisions, termination provisions and other conditions. Therefore, Convergys does not believe that it is likely that its entire relationship with AT&T Wireless, AT&T or Sprint PCS would terminate at one time, and, therefore, it is not substantially dependent on any particular contract/work order with these clients. However, the loss of all of the contracts/work orders within a particular client at the same time or the loss of one or more of the larger contracts/work orders within a client would adversely affect the Company’s total revenues if the revenues from such client are not replaced with revenues from that client or other clients.

Please refer to Item 7 under the heading “Client Concentration” for further information on the IMG relationship with Sprint PCS.

A large portion of the Company’s accounts receivable are payable by a limited number of clients; the inability of any of these clients to pay its accounts receivable would cause a reduction in the Company’s income.

Several significant clients account for a large percentage of the Company’s accounts receivable. During 2002, 2001 and 2000, our three largest clients, AT&T Wireless, AT&T and Sprint PCS, together, accounted for 27%, 25% and 39% of the Company’s accounts receivable (excluding the effects of the accounts receivable securitization) for these years. During the past three years, each of the clients set forth above has generally paid its accounts receivable on a timely basis, and Convergys has only had write-downs in connection with such accounts receivable in-line with those that it incurs with other clients. The Company anticipates that, in 2003, several clients will continue to account for a large percentage of accounts receivable. Although as explained above, Convergys has numerous contracts/work orders with different units of these clients with varying terms and provisions including payment provisions, if any of these clients was unable, for any reason, to pay its accounts receivable, the Company’s income would decrease.

Client consolidations could result in a loss of clients and reduce the Company’s revenues.

Convergys serves clients in industries that have experienced a significant level of consolidation in recent years. The Company cannot assure that additional consolidating transactions will not occur in which Convergys’ clients acquire additional businesses or are acquired. Such consolidations may result in the termination of an existing client contract which would result in a decrease of the Company’s revenues.

If Convergys’ clients are not successful, the amount of business that they outsource and the prices that they are willing to pay for such services may be diminished and result in reduced revenues for the Company.

Convergys’ revenues are dependent on the success of its clients. If its clients are not successful, the amount of business that they outsource may be diminished. Thus, although the Company has signed contracts, many of which contain minimum revenue commitments, to provide services to its clients, there can be no assurance that the level of revenues to be received from such contracts will meet expectations. In addition, several clients, particularly in the communications and technology industries, have experienced substantial price competition. As a result, the Company may face increasing price pressure from such clients, which could negatively affect its operating performance. Furthermore, the recent general economic downturn has produced a slowdown in the growth rate at which certain billing and customer management services are outsourced, and such slowdown has had an adverse effect on the growth of the Company’s business and revenues.

If the Company is unable to identify and complete appropriate acquisitions as it has historically, the Company may not be able to grow at the same rate that it has historically.

Convergys’ growth has been enhanced through acquisitions of other businesses including their products and licenses. The Company continues to pursue strategic acquisitions. If the Company is unable to make appropriate acquisitions on reasonable terms, whether for cash, Convergys securities or both, it may be difficult for the Company to achieve the same level of growth as historically achieved.

The Company is susceptible to risks from conducting its business internationally that could result in reduced revenues or earnings.

Convergys operates businesses in many countries outside the United States, which are located throughout North and South America, Europe, the Middle East and the Asian Pacific Region, and it may expand through start-up operations and acquisitions into additional countries and regions. Expansion of its existing international operations and entry into additional countries and regions will require management attention and financial resources. In addition, there are certain risks inherent in conducting business internationally, including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, unexpected changes in regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. To the extent that the Company does not manage its international operations successfully, its business could be adversely affected and its revenues and/or earnings could be reduced.

If the Company’s competitors are more successful in attracting and retaining clients, the Company’s revenues could decline.

Convergys faces significant competition in its markets and it expects that the level of price, product and service competition will continue to increase. The principal competitive factors in Convergys’ industry are technological expertise, service quality, sales and marketing skills, the ability to develop customized products and services and the cost of services. The Company differentiates itself from its competitors based on its size and scale, advanced technology, service quality, breadth of services provided, industry and client focus, financial resources, cost of services and business reputation. The trend towards international expansion by foreign and domestic competitors and continuous technological changes may bring new and different competitors into our markets. Depending on the nature of their product and service offerings and pricing practices, as well as the timing and circumstances of their entry into the Company’s markets, Convergys’ competitors could attract business from its existing and potential clients and its revenues could decrease.

The Company’s failure to successfully manage consolidation could cause its business to suffer.

During the fourth quarter of 2002, the Company announced a restructuring plan that included a reduction in work force and a consolidation of certain facilities to decrease its costs and create greater operational efficiencies. This consolidation requires significant time and resource commitments from the Company’s senior management. As part of the consolidation of facilities, the Company anticipated subleasing or assigning a portion of that surplus space and recovering certain costs associated with it. To the extent that it is not successful in achieving this result, the Company’s expenses will increase.

In addition, the reduction in the number of employees was based on the Company’s estimate of the future size and scope of its operations. To the extent that the Company has misjudged its future employee and facility capacity requirements, the Company may need to hire additional employees or obtain additional facilities if its business expands faster that anticipated. This would cause its expenses to increase and, if the Company was unable to service such expanded business, could cause it to forego opportunities to increase its revenues. Conversely, the Company may need to institute further cost-cutting measures if its business decreases unexpectedly.

If the Company is unable to hire or retain qualified personnel in certain areas of its business, its ability to execute its business plan will be impaired and revenues could decrease.

Convergys employs over 45,000 employees world-wide. Despite a recent reduction in the number of employees as part of its restructuring plan, the Company continues to recruit and hire qualified persons in the research and development, sales, marketing, and administrative and services areas of its business in several parts of the world. At times, the Company has experienced difficulties in hiring personnel with the right training or experience. In addition, providing quality service to the Company’s clients depends in part on its ability to control personnel turnover. If the Company does not succeed in attracting new personnel, or retaining and motivating existing personnel, or if newly hired personnel fail to develop the necessary skills required for their jobs, the Company’s ability to execute its business plan will be impaired and revenues could decrease.

War and terrorists attacks have contributed to economic instability in the United States; continued war and terrorists attacks or other civil disturbances could lead to further economic instability and could disrupt the Company’s operations resulting in a decrease of its revenues.

In March 2003, the United States went to war against Iraq and, in September 2001, the United States was a target of unprecedented terrorists attacks. These attacks have caused instability in the global financial markets and in the United States economy. The war and any additional terrorists attacks may lead to continued armed hostilities or further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to the economic instability in the United States and disrupt Convergys’ operations although it has tried to provide appropriate redundancies and backups for its systems and facilities. Such disruptions could cause service interruptions or reduce the quality level of the services that the Company provides resulting in a reduction of its revenues. In addition, these activities may cause the Company’s clients to delay or defer decisions regarding their use of the Company’s services and, thus, delay the Company’s receipt of additional revenues.

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

In connection with this transaction, the Company has made a residual value guarantee for the leased property equal to 85% of the financing, or $55 million. Based on consultation with real estate advisors, the Company believes the fair market value of the leased property is greater than the Company’s guaranteed residual value.

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

Costs and Expenses

IMG’s costs of products and services decreased 7% as a result of lower revenues and lower bill finishing rates that generated approximately $6.0 in savings. Selling, general and administrative expenses increased 9%, reflecting IMG’s further investment in its international operations, which was mainly driven by $9 in additional costs incurred in connection with IMG’s expansion in the Asian Pacific market, as well as its increased focus on sales and marketing efforts. Depreciation expense increased 11% due to further upgrades of IMG’s two data centers as well as additional investment in its international operations. The decrease in amortization expense resulted from the Company’s 2002 adoption of SFAS No. 142. Excluding goodwill amortization, IMG’s 2001 amortization expense would have been $5.5. As discussed more fully under the heading “Special Items,” the increase in restructuring and impairment resulted from the restructuring plan initiated during the fourth quarter of 2002.

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

2001

During 2000, CMG revenues increased 25% and early 2001 projections called for 20% or more revenue growth. Given the six- to nine-month lead-time needed to build out a contact center, some of the contact center expansion initiated during 2000 was in anticipation of significant 2001 growth. In the second quarter of 2001, the impact of the general global economic slowdown and, in particular, the downturn of U.S. telecommunication companies, became apparent. Accordingly, after performing a detailed review of existing contact center capacity, the Company approved a plan in the third quarter of 2001 to reduce existing CMG contact center capacity by approximately 3,500 seats and to eliminate 550 employees in contact center management and administrative functions. The plan resulted in charges of $11.8 for facility abandonment, $6.4 for severance and $10.8 for the impairment of leasehold improvements. As a result of the workstation reduction and changes in market demand for certain contact center technologies, the plan also resulted in the write-off of $16.2 in contact center software that was never deployed. Additionally, CMG’s plan resulted in a charge of $8.1 to write-down investments in certain of CMG’s European contact center operations. In the aggregate, the approval of these plans resulted in the recording of a $53.3 restructuring and impairment charge in the third quarter of 2001. These actions produced approximately $10 in operating expense savings in 2002 and are expected to result in approximately $14 of savings in 2003. The Company closed the centers in 2001 and terminated 535 professional and administrative employees by the end of the third quarter of 2002. The remaining headcount reductions were completed during the fourth quarter of 2002.

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

To provide for additional comparison of the Company’s current results of operations with past and future periods, the Company has disclosed operating income, net income and diluted earnings per share excluding special items and prior year goodwill amortization.  The Company does not believe that these restructuring actions, that were initiated in response to current global economic weakness, are indicative of known trends that should be expected in the future. However, if weakness in the global economy continues for extended periods of time, the Company may be required to take additional cost-cutting initiatives.

The reduction in the number of employees was based on the Company’s estimate of the future size and scope of its operations. To the extent that the Company has misjudged its future employee and facility capacity requirements, it may need to hire additional employees or obtain additional facilities if its business expands faster than anticipated. This would cause its expenses to increase and, if the Company was unable to service such expanded business, could cause it to forego opportunities to increase its revenues. Conversely, it may need to institute further cost-cutting measures if its business decreases unexpectedly.

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

Operating cash flows historically have been more than sufficient to fund the Company’s cash needs, other than for large acquisitions. With the exception of the Geneva transaction, acquisitions historically have been financed with a combination of borrowings and operating cash flows. The Company’s free cash flows totaled $208.5 in 2002, compared to $316.2 in 2001 and $46.1 in 2000. The Company’s borrowing facilities include a credit facility with $325 in borrowing capacity that expires in July 2005 and a commercial paper program backed by this $325 credit facility. The participating agents in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank, Bank One, US Bank and The Royal Bank of Scotland. The credit facility includes certain restrictive covenants including maintenance of interest coverage and debt to capitalization ratios. The Company’s interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. The Company’s debt to capitalization ratio cannot be greater than 0.6 to 1.0 at any time. The Company was in compliance with all material covenants as of December 31, 2002. The Company also has a $150 accounts receivable securitization agreement, under which it had sold $150.0 in accounts receivable at December 31, 2002. The accounts receivable securitization agreement expires in September 2003. The Company anticipates that future operating cash flows, its available credit under existing facilities and its access to capital markets will be sufficient to meet future capital needs.

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

Fluctuations in Quarterly Results

The Company has experienced, and in the future could experience, quarterly variations in revenues as a result of a variety of factors, many of which are outside the Company’s control. These factors include: economic cycles, the timing of new contracts, the timing of increased expenses incurred in support of new business, the timing and frequency of client spending for system enhancement requests, the timing of contractual rate reductions triggered by subscriber growth or the passage of time and the seasonal pattern of the CMG business. We expect reductions to our existing contractual wireless rates that are triggered by the passage of time to be less than 3% of the Company’s ongoing data processing revenues.

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

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP Cincinnati, Ohio February 12, 2001, except as to the pooling-of-interests with Geneva Technology Ltd., which is as of June 18, 2001

Report of Independent Accountants

To the Board of Directors of Convergys EMEA Limited (fomerly Geneva Technology Limited):

We have audited the consolidated profit and loss account, cash flow statement and statement of total recognized gains and losses (not separately presented herein) of Geneva Technology Limited and subsidiaries (the “Company”) for the year ended 31 December 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

Generally accepted accounting principles in the United Kingdom vary in certain significant respects from generally accepted accounting principles in the United States of America. Application of generally accepted accounting principles in the United States of America would have affected net income for the year ended 31 December 2000 to the extent summarized in Note 23 to the consolidated financial statements (none of which are separately presented herein).

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

Deferred Charges—In connection with certain of the Company’s outsourcing arrangements, the Company from time to time will incur direct and incremental costs, consisting principally of non-refundable cash payments to clients, to acquire or extend a contractual relationship. To the extent these costs are recoverable, the Company capitalizes these costs and amortizes them ratably over the life of the contract as a reduction of revenue. During 2002, 2001 and 2000, this resulted in a reduction of revenues of $30.5, $28.6 and $7.1, respectively.

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

Accordingly, the professional and consulting revenue is recognized together with the license using the percentage-of-completion method by relating contract costs incurred to date to total estimated contract costs at completion. When the customer does not require significant modification to the software, the initial license fee is recognized upon delivery of the software. For those arrangements that contain provisions requiring affirmation of acceptance by the client, revenue is not recognized until the Company receives documentation of the client’s acceptance. For multiple element license arrangements, the Company determines the fair value of each element based on specific objective evidence for that element and allocates total revenue from these arrangements to each element based on its fair value. Revenues for software maintenance and post-contract support are recognized over the related agreement period.

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

The intangible assets are being amortized using the following amortization lives: six years for software; and two to ten years for contracts and other. The weighted average amortization period for intangible assets is seven years (six years for software, eight years for contracts and other).

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

The Company has been named as an additional defendant in a class action lawsuit filed by former employees of Telesens against Telesens (in receivership) and the three individual receivers (Receivers). The former employees were made redundant by the Receivers prior to the acquisition of Telesens’ assets by the Company. The action seeks damages of approximately $14. Discovery related to this matter is ongoing and as a result, the Company has not quantified its probable exposure, if any. If upon completion of discovery, the Company concludes that it is probable that a liability has been incurred and the amount can be reasonably estimated, the Company’s estimate of probable exposure would be treated as additional purchase price consideration. If the Company concludes that no estimate can be made pending further negotiations with the claimant, then the allocation period would end and any subsequent settlement would be charged to earnings. As this represents a preacquisition contingency, any estimate of probable exposure would be treated as an additional purchase price consideration. In the event of an adverse judgment, the Company believes that the results of the claim would not have a materially adverse effect on the Company’s financial condition.

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

10.9	June 26, 2001 Amendment to Employment Agreement between the Company and Ronald E. Schultz. (Incorporated by reference to Exhibit 10.10 to the Company’s 2001 Annual Report on Form 10-K.)

10.10	Convergys Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10.10 to the Company’s 2000 Annual Report on Form 10-K.)

10.11	Convergys Corporation Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.2.1 to post-effective Amendment No. 2 to Registration Statement No. 333-69633 filed on July 7, 2000.)

10.12	Lease Agreement between First Security Bank and Convergys Corporation dated as of December 31, 1998.

10.13	Credit Agreement between First Security Bank and Convergys Corporation dated as of December 31, 1998.

10.14	Security Agreement between First Security Bank and Convergys Corporation dated as of December 31, 1998.

10.15	Participation Agreement between First Security Bank and Convergys Corporation dated as of December 31, 1998.

10.16	Amended and Restated Trust Agreement dated as of December 31, 1998.

10.17	Amendment No. 1 to The Participation Agreement, The Credit Agreement, The Trust Agreement, The Security Agreement, The Lease Agreement and Other Operative Agreements dated as of October 1, 1999.

10.18	$325,000,000 Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of August 1, 2002.

10.19	Convergys Corporation Retirement and Savings Plan. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on July 19, 2002, File No. 333-96733.)

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

21	Subsidiaries of the Company.

23 a	Consent of Ernst & Young LLP.

23 b	Consent of PricewaterhouseCoopers LLP.

23 c	Consent of KPMG LLP.

24	Powers of Attorney.

99.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CONVERGYS CORPORATION
May 13, 2003	By:	/s/ STEVEN G. ROLLS

Steven G. Rolls Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

JAMES F. ORR*	Chairman of the Board; Principal Executive Officer; President, Chief Executive Officer and Director

James F. Orr

STEVEN G. ROLLS*	Principal Financial Officer; Chief Financial Officer

Steven G. Rolls

MICHAEL D. JONES*	Principal Accounting Officer; Vice President and Controller

Michael D. Jones

JOHN F. BARRETT*	Director

John F. Barrett

GARY C. BUTLER*	Director

Gary C. Butler

DAVID B. DILLON*	Director

David B. Dillon

ERIC C. FAST*	Director

Eric C. Fast

Signature	Title	Date

JOSEPH E. GIBBS*	Director

Joseph E. Gibbs

ROGER L. HOWE*	Director

Roger L. Howe

STEVEN C. MASON*	Director

Steven C. Mason

PHILIP A. ODEEN*	Director

Philip A. Odeen

SIDNEY A. RIBEAU*	Director

Sidney A. Ribeau

JAMES M. ZIMMERMAN*	Director

James M. Zimmerman

*By:	/s/ STEVEN G. ROLLS	May 13, 2003

Steven G. Rolls
as attorney-in-fact and as Chief Financial Officer

CERTIFICATION

I, James F. Orr, President and Chief Executive Officer of Convergys Corporation, certify that:

1.        I have reviewed this annual report on Form 10-K/A of Convergys Corporation;

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

Date: May 13, 2003	/s/ JAMES F. ORR

James F. Orr President and Chief Executive Officer

CERTIFICATION

I, Steven G. Rolls, Chief Financial Officer of Convergys Corporation, certify that:

1.        I have reviewed this annual report on Form 10-K/A of Convergys Corporation;

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

Date: May 13, 2003	/s/ STEVEN G. ROLLS

Steven G. Rolls Chief Financial Officer