Form 10-Q
period 2003-03-31
CONVERGYS CORP
filed 2003-05-14
CIK 1062047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________.

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

At April 30, 2003, 174,021,636 Common Shares were outstanding, of which 26,065,457 were held in Treasury.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1934). Yes ☒ No ☐

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Amounts in Millions, Except Per Share Amounts)

	Three Months Ended March 31,

	2003	2002

Revenues	$560.4	$587.5

Costs and Expenses
Cost of providing services and products sold	323.6	326.0
Selling, general and administrative	113.4	103.1
Research and development costs	23.2	26.2
Depreciation	28.0	30.2
Amortization	3.7	3.5

Total costs and expenses	491.9	489.0

Operating Income	68.5	98.5
Equity in Earnings of Cellular Partnership	(9.9)	0.9
Other Income/(Expense), net	(1.7)	(1.5)
Interest Expense	(1.5)	(3.6)

Income Before Income Taxes	55.4	94.3
Income Taxes	20.5	34.7

Net Income	$34.9	$59.6

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	$6.4	$(0.4)
Unrealized gain on cash flow hedging	5.1	2.6

Total other comprehensive income	11.5	2.2

Comprehensive Income	$46.4	$61.8

Earnings Per Common Share
Basic	$0.23	$0.35

Diluted	$0.22	$0.35

Average Common Shares Outstanding
Basic	153.9	168.1
Diluted	156.2	172.5

See Notes to Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)

	March 31, 2003	December 31, 2002

ASSETS
Current Assets
Cash and cash equivalents	$28.3	$12.2
Receivables, less allowances of $19.9 and $15.7	302.9	315.2
Deferred income tax benefits	43.8	41.2
Prepaid expenses and other current assets	62.0	49.6

Total current assets	437.0	418.2
Property and equipment - net	285.9	298.0
Goodwill - net	706.7	698.8
Other intangibles - net	30.3	32.5
Investment in Cellular Partnership	39.4	38.1
Deferred charges	107.9	95.1
Other assets	41.5	38.8

Total Assets	$1,648.7	$1,619.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt maturing within one year	$42.0	50.7
Payables and other current liabilities	458.6	$411.3

Total current liabilities	500.6	462.0
Long-term debt	4.8	4.6
Other long-term liabilities	27.5	26.6

Total liabilities	532.9	493.2

Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized	—	—
Common shares – without par value, 500.0 authorized; 173.9 and 173.4 issued and outstanding	206.0	206.0
Additional paid-in capital	619.7	616.0
Treasury shares – 22.7 shares in 2003 and 17.8 in 2002	(411.7)	(351.1)
Retained earnings	698.7	663.8
Accumulated other comprehensive income (loss)	3.1	(8.4)

Total shareholders’ equity	1,115.8	1,126.3

Total Liabilities and Shareholders’ Equity	$1,648.7	$1,619.5

See Notes to Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)

	Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34.9	$59.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.7	33.7
Deferred income tax expense (benefit)	(10.7)	2.3
Cellular Partnership distributions in excess of earnings	9.9	2.5
Income tax benefit from stock option exercises	0.2	2.5
Proceeds from (repayments of) receivables securitization, net	—	(20.0)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in receivables	12.3	(16.4)
Increase in other current assets	(12.3)	(6.2)
Decrease (increase) in deferred charges	(12.8)	4.9
Decrease (increase) in other assets	3.5	(0.4)
Increase in payables and other current liabilities	47.7	14.3
Other, net	4.3	3.7

Net cash provided by operating activities	108.7	80.5

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(20.1)	(20.6)
Investment in Cellular Partnership	(11.3)	—
Acquisitions, net of cash acquired	(3.5)	—

Net cash used in investing activities	(34.9)	(20.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (repayments) of debt, net	(8.5)	11.8
Purchase of treasury shares	(52.7)	(45.8)
Issuance of common shares	3.5	7.9

Net cash used in financing activities	(57.7)	(26.1)

Net increase in cash and cash equivalents	16.1	33.8
Cash and cash equivalents at beginning of period	12.2	41.1

Cash and cash equivalents at end of period	$28.3	$74.9

See Notes to Financial Statements.

Form 10-Q Part I	Convergys Corporation

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

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. The December 31, 2002 condensed balance sheet has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. It is suggested that these financial statements are read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.

The Company files annual, quarterly, special reports and proxy statements with the SEC. These filings are available to the public over the Internet on the SEC’s Web site at http://www.sec.gov and on the Company’s Web site at http://www.convergys.com. You may also read and copy any document the Company files with the SEC at its public reference facilities in Washington, D.C. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. You can also inspect reports, proxy statements and other information about Convergys at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

(2)

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51, “Consolidated Financial Statements.” Interpretation No. 46 changes the criteria currently used by companies in deciding whether it is required to consolidate another entity. As discussed further in Item II under the heading “Financial Condition,” the Company leases an office complex from a special purpose entity (Trust), which under existing rules, the Company does not consolidate. The Company has concluded that the Trust qualifies as a variable interest entity, as defined by Interpretation No. 46, and that the Company is the primary beneficiary of the Trust. Accordingly, if the Company elects to keep the existing lease structure in place, it will be required to consolidate the assets and liabilities of the Trust beginning July 1, 2003. This would result in an after-tax charge, which the Company has not yet quantified, reflecting a cumulative effect of change in method of accounting.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosures have been included in Note 7. Since the Company has not elected to change from the intrinsic value method to the fair value method, the provisions related to the transition methods had no impact on the Company’s financial statements.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS
(Amounts in Millions Except Per Share Amounts)

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” providing further guidance on how to account for multiple element contracts. Issue No. 00-21 is effective for all arrangements entered into after the second quarter of 2003. Although the Company currently is evaluating the impact of this new guidance, it is not expected to have a material impact on the Company’s accounting treatment of multiple element contracts.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at the project initiation. The adoption of this statement will impact the timing of exit costs, primarily related to lease terminations, associated with future restructuring charges. Under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” these costs were accrued when the Company committed to an exit plan. Under SFAS No. 146, exit costs related to future restructuring plans will be expensed as the costs are incurred.

(3)

ACQUISITIONS

In February 2003, the Company acquired Cygent, Inc. (Cygent), a software provider of a Web-based customer, order and service management platform for the communications industry. The purchase price was less than $5. The acquisition of Cygent is expected to expand the Company’s offering to the global communications market place, especially in the wireline market.

In July 2002, the Company purchased substantially all the assets of iBasis Speech Solutions, Inc. (Speech Solutions), a wholly owned subsidiary of iBasis, Inc., a provider of international Internet-based communication services. The Company paid approximately $19, subject to final purchase price adjustments. Additionally, up to $8 in earn-out payments are possible if Speech Solutions achieves certain revenue milestones during 2003. No earn-out payments were made related to 2002 milestones. The acquisition of Speech Solutions supplements the Company’s existing customer management and employee care capabilities with state-of-the-art interactive voice response (IVR) and advanced speech recognition (ASR) technology allowing for broader account penetration.

Also in July 2002, the Company purchased substantially all of the assets of TelesensKSCL Limited (in receivership) (Telesens) for approximately $10. Telesens, of Edinburgh, Scotland, and a subsidiary of TelesensKSCL AG, of Cologne, Germany, develops and licenses billing systems for voice and data services for mobile networks in the global telecommunications industry. The acquisition enables the Company to expand its position as one of the top billing and customer care companies in the European, Middle Eastern and Asian markets, and opens opportunities to provide advanced billing and customer care products to Telesens’ existing client base. As discussed further in Note 9, the Company is a defendant in a lawsuit filed by former employees of Telesens.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS
(Amounts in Millions Except Per Share Amounts)

(4)

BUSINESS RESTRUCTURING AND ASSET IMPAIRMENT

As discussed more fully in the “Business Restructuring and Asset Impairment” note to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company announced a restructuring plan during the fourth quarter of 2002 in response to continued economic weakness. The restructuring plan includes a reduction in headcount affecting approximately 1,050 professional and administrative employees worldwide and the consolidation or closure of certain CMG and IMG facilities. The Company began the facility closures during the fourth quarter of 2002 and expects to complete them by the end of the third quarter of 2003. The Company began to make the headcount reductions during the fourth quarter of 2002 and expects to complete them by the end of 2003. The restructuring plan resulted in $26.0 of severance costs, $49.5 of facility abandonment costs associated with ongoing lease obligations and $6.7 of asset impairment for the disposal of leasehold improvements and equipment for the facilities that the Company had abandoned by the end of 2002. Additionally, the Company recorded $12.7 in asset impairments, consisting principally of purchase software that the Company will not deploy or further market.

In addition, as more fully discussed in Note 5 of the Company’s 10-K for the year ended December 31, 2002, the Company had an accrued liability pertaining to its 2001 restructuring initiatives. As of March 31, 2003, there was a remaining restructuring accrual of $3.7 related to ongoing facility and abandonment costs which the Company will pay over the remaining lease terms.

The facility abandonment component of the charge is equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. The Company has used estimates, based on consultation with real estate advisors, to arrive at the proceeds from any future sublease agreements. The Company will continue to evaluate its estimates in recording the facilities abandonment charge. Consequently, there may be additional charges or reversals in the future.

During the fourth quarter of 2002, CMG also recorded $12.8 of additional facility abandonment costs associated with the contact centers that were closed in connection with the restructuring plan initiated by CMG during the third quarter of 2001.

These actions are expected to result in cash costs of $86.8, of which the Company had spent $11.9 through the first quarter of 2003 related principally to facility abandonment costs and severance payments for approximately 700 employees. Except for ongoing facility abandonment, which will be paid over several years as the leases expire, the cash payments will be made throughout 2003.

Restructuring liability activity for the 2002 and 2001 plans consisted of the following:

	2003	2002

Balance at January 1	$89.6	$13.7
Severance payments	(8.5)	(0.5)
Lease termination payments	(2.5)	(1.2)
Other costs	—	(0.4)

Balance at March 31	$78.6	$11.6

(5)

GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, the Company adopted, on a prospective basis, Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill. Upon adoption of SFAS No. 142, the Company performed an initial impairment test of its goodwill and determined that no goodwill impairment existed. Under SFAS No. 142, goodwill will be tested for impairment at least annually or more frequently if an event occurs which indicates that goodwill may be impaired. The Company performed its annual impairment tests during the fourth quarter of 2002 and concluded that no goodwill impairment existed.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS
(Amounts in Millions Except Per Share Amounts)

As of March 31, 2003, the Company’s other intangible assets acquired through business combinations consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net

Software (classified with Property, Plant & Equipment)	$29.9	$(18.4)	$11.5
Contracts and other intangibles	74.7	(44.4)	30.3
Total	$104.6	$(62.8)	$41.8

Intangible amortization expense for the three-month periods ended March 31, 2003 and March 31, 2002 was $3.7 and $3.5, and is estimated to be approximately $15 for the year ending December 31, 2003. Estimated intangible amortization expense for the four subsequent fiscal years is as follows:

For the year ended 12/31/04	$15
For the year ended 12/31/05	$11
For the year ended 12/31/06	$1
For the year ended 12/31/07	$0

The intangible assets are being amortized using the following amortizable lives: six years for software; and two to ten years for contracts and other. The weighted average amortization period for intangible assets is seven years (six years for software, eight years for contracts and other).

(6)

SHAREHOLDERS’ EQUITY

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of an additional 10 million of its common shares. During the first three months of 2003, the Company repurchased 4.9 million common shares pursuant to this authorization at prices ranging between $11.43 and $13.14 per share for a total cost of $60.6. Due to timing, $7.9 was settled in early April and, therefore, reflected as an other current liability as of March 31, 2003.

On January 18, 2002, the Company’s Board of Directors authorized the repurchase of up to 10 million of its common shares. The number of shares authorized for repurchase was increased to 15 million on July 23, 2002. During the first three months of 2002, the Company repurchased 1.5 million common shares pursuant to this authorization for a total cost of $45.8.

(7)

STOCK-BASED COMPENSATION PLANS

At March 31, 2003, the Company had authorized 38 million common shares for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan (Convergys LTIP), as amended on February 26, 2002. The Convergys LTIP provides for the issuance of stock options and other stock-based awards to certain employees. In general, stock options are granted with exercise prices that are no less than market value of the stock at the grant date, have a ten-year term and have vesting terms of three to four years. Convergys accounts for its stock-based compensation plan under the intrinsic value method of accounting as defined by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

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

The Company’s operating results for the three-month periods ending March 31, 2003 and March 31, 2002 reflect the recognition of $2.3 and $2.7, respectively, in compensation expense related to restricted stock. Additionally, the Company’s operating results for the three-month periods ending March 31, 2003 and March 31, 2002 reflect the recognition of $0.6 and $0.5, respectively, in compensation expense related to the options outstanding in connection with the Geneva Acquisition in April 2001.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS
(Amounts in Millions Except Per Share Amounts)

The effect on net income and earnings per share if the Company had accounted for stock options under the fair value method of accounting under SFAS No. 123, as amended by SFAS No. 148, is as follows:

	Three Months Ended March 31,

Amounts in millions	2003	2002

Net income, as reported	$34.9	$59.6
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13.6)	(10.9)

Pro forma net income	$21.3	$48.7
Earnings per share:
Basic - as reported	$0.23	$0.35
Basic - pro forma	$0.14	$0.29
Diluted - as reported	$0.22	$0.35
Diluted - pro forma	$0.14	$0.28

The weighted average fair value on the date of grant for the Convergys options granted during the three months ended March 31, 2003 and March 31, 2002 was $4.97 and $14.27, respectively. Such amounts were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31,

	2003	2002

Expected volatility	50.9%	42.5%
Risk free interest rate	2.6%	4.5%
Expected holding period, in years	4	4

(8)

SIGNIFICANT CUSTOMERS

Both of the Company’s segments derive significant revenues from AT&T Wireless Services, Inc. (AT&T Wireless) and AT&T Corporation (AT&T).

Revenues from AT&T Wireless were 20.4% and 18.1% of the Company’s consolidated revenues for the three-month periods ended March 31, 2003 and March 31, 2002, respectively. Related accounts receivable from AT&T Wireless totaled $72.0 and $75.2 at March 31, 2003 and December 31, 2002, respectively.

Revenues from AT&T were less than 10% of the Company’s consolidated revenues for the three-month period ended March 31, 2003. Revenues from AT&T were 11.0% of the Company’s consolidated revenues for the three-month period ended March 31, 2002. Related accounts receivable from AT&T totaled $30.5 and $29.3 at March 31, 2003 and December 31, 2002, respectively.

(9)

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

(10)

BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

Millions of dollars	Three Months Ended March 31,

	2003	2002

Revenues:
IMG	$197.8	$236.2
CMG	363.7	354.2
Less: intersegment	(1.1)	(2.9)

	$560.4	$587.5

Depreciation:
IMG	$7.8	$10.0
CMG	18.4	18.1
Corporate and other	1.8	2.1

	$28.0	$30.2

Amortization:
IMG	$1.5	$1.4
CMG	2.2	2.1

	$3.7	$3.5

Operating income:
IMG	$28.2	$56.4
CMG	43.0	44.0
Corporate and other	(2.7)	(1.9)

	$68.5	$98.5

Capital expenditures:
IMG	$4.0	$11.7
CMG	12.8	7.7
Corporate and other	3.3	1.2

	$20.1	$20.6

	At Mar. 31, 2003	At Dec. 31, 2002

Goodwill:
IMG	$161.6	$156.2
CMG	545.1	542.6

	$706.7	$698.8

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS
(Amounts in Millions Except Per Share Amounts)

(11)

EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Three Months Ended March 31,	Net Income	Shares	Per Share Amount

2003
Basic EPS	$34.9	153.9	$0.23
Effect of dilutive securities:
Stock-based compensation arrangements	—	2.3	(0.01)

Diluted EPS	$34.9	156.2	$0.22

Three Months Ended March 31,

2002
Basic EPS	$59.6	168.1	$0.35
Effect of dilutive securities:
Stock-based compensation arrangements	—	4.4	—

Diluted EPS	$59.6	172.5	$0.35

The diluted EPS calculation for the three months ended March 31, 2003 excludes the effect of 16.8 million outstanding stock options because they are anti-dilutive.

(12)

SUBSEQUENT EVENTS

On April 22, 2003, the Company’s Board of Directors authorized the repurchase of up to 10 million of its common shares. This is in addition to the 10 million share repurchase authorization the Board approved on February 25, 2003.

Form 10-Q Part I	Convergys Corporation

ITEM 2.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of the Company, are forward-looking statements. Sometimes these statements will contain words such as “believes,” “expects,” “intends,” “should,” “will,” “plans” and other similar words. These statements discuss potential risks and uncertainties and, therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company expressly states that it has no current intention to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Important factors that may affect these projections or expectations include, but are not limited to: the consequence of terrorist attacks and the responses of the United States and other nations to such attacks; the loss of a significant client; difficulties in completing or integrating acquisitions; changes in the overall economy; changes in competition in markets in which the Company operates; changes in the regulatory environment in which the Company’s clients operate; changes in the demand for the Company’s services; changes in technology that impact both the markets served and the types of services offered; and, consolidation within the industries in which the Company’s customers operate.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data. Detailed comparisons of revenue and expenses are presented in the discussions of the operating segments, which follow the consolidated results discussion. Results for interim periods may not be indicative of the results for the full years.

Consolidated Overview

Three Months Ended March 31, 2003 versus Three Months Ended March 31, 2002

The Company’s revenues for the first quarter of 2003 totaled $560.4, a 5% decrease from the first quarter of 2002. The revenue decrease is attributable to a 16% decrease in IMG revenues, offset by a 3% increase at CMG. The Company’s operating income was $68.5 in the first quarter of 2003 versus $98.5 in the prior year. This 30% decrease reflects the revenue decrease, the change in revenue mix and a $10.3 increase in selling, general and administrative expenses. Partially offsetting these items were $3.0 in lower research and development costs and $2.4 in lower costs of providing services. The increase in selling, general and administrative expenses reflects further expansion in IMG’s international operations and of CMG’s employee care operations. Research and development expenses decreased as a result of lower spending at both IMG and CMG. The decrease in costs of providing services was principally due to the decline in IMG revenues and savings that resulted from the restructuring actions that the Company initiated during the fourth quarter of 2002, partially offset by higher direct labor costs at CMG.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Millions Except Per Share Amounts)

During the first quarter of 2003, the general partner of the Cellular Partnership settled a complaint against the Cellular Partnership for $22.0. The Company’s share of this loss was $9.9, which it recorded as a loss from its equity investment in the partnership. Including this settlement, the Cellular Partnership generated an equity loss of $9.9 in the first quarter of 2003 versus earnings of $0.9 in the first quarter of 2002.

Interest expense decreased 58% in the first quarter of 2003 from the first quarter of 2002, resulting from lower interest rates. The Company’s effective tax rate was 37.0% for the three months ended March 31, 2003, versus 36.75% during the three months ended March 31, 2002.

Net income in the first quarter of 2003 was $34.9, a 41% decrease from $59.6 in the first quarter of 2002. As a result of the Company’s 2002 and first quarter 2003 share repurchases, earnings per diluted share decreased by only 37% to $0.22 from $0.35 in the first quarter of 2002. This includes the $9.9 ($6.4 after tax or $0.04 per diluted share) equity loss resulting from the Cellular Partnership settlement.

INFORMATION MANAGEMENT

(Dollars in Millions)	Three Months Ended March 31,

	2003	2002	Change	%

Revenues:
Information processing	$118.9	$133.9	$(15.0)	(11)
Professional and consulting	26.8	53.1	(26.3)	(50)
License and other	13.6	12.8	0.8	6
International	37.4	33.5	3.9	12

External revenues	196.7	233.3	(36.6)	(16)
Intercompany services	1.1	2.9	(1.8)	(62)

Total Revenues	197.8	236.2	(38.4)	(16)
Costs of products and services	99.0	110.2	(11.2)	(10)
Selling, general and administrative expenses	39.4	34.9	4.5	13
Research and development costs	21.9	23.3	(1.4)	(6)
Depreciation	7.8	10.0	(2.2)	(22)
Amortization	1.5	1.4	0.1	7

Total costs	169.6	179.8	(10.2)	(6)

Operating income	$28.2	$56.4	$(28.2)	(50)

Three Months Ended March 31, 2003 versus Three Months Ended March 31, 2002

Revenues

          IMG’s business continues to be affected by the impact of weakness in the global communications sector. This has led to the deferral of billing system buying decisions by many carriers as well as increased pricing pressure. Excluding intercompany activity, IMG’s external revenues were $196.7 for the first quarter of 2003, a 16% decrease from the first quarter of 2002. Data processing revenues decreased 11% in the first quarter of 2003 over the first quarter of 2002, reflecting a 3% decrease in the number of year-over-year wireless subscribers processed and lower wireless average per subscriber processing rates, partially offset by a greater than 50% increase in cable processing revenues. The decrease in wireless subscribers resulted from subscribers transferred off IMG’s system to client’s in-house systems during the third quarter of 2002, partially offset by slow subscriber growth by IMG’s other wireless clients. Wireless average per subscriber processing rates decreased due to contractual subscriber rate reductions and a change in mix to a greater proportion of business with our larger clients, for whom we charge lower rates due to their significantly higher volumes.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Millions Except Per Share Amounts)

Professional and consulting revenues for the first quarter of 2003 decreased 50% from the first quarter of 2002 as a result of decreased enhancement requests from its wireless and cable clients. IMG’s license and other revenues increased 6% to $13.6 in the first quarter of 2003, reflecting the expansion of IMG’s relationship with one of its largest cable clients. IMG’s international revenues increased 12% to $37.4, reflecting combined revenue growth of approximately $11 resulting from the July 2002 acquisition of Telesens and IMG’s expansion in the Asian Pacific and Latin American regions, partially offset by lower software sales from existing European and Middle Eastern markets.

Costs and Expenses

IMG’s costs of products and services decreased 10% to $99.0 in the first quarter of 2003 from the first quarter of 2002 reflecting lower revenues and approximately $6 in savings resulting from the fourth quarter restructuring actions. Selling, general and administrative expenses increased 13%, reflecting IMG’s further expansion in its international operations, particularly in the Asian Pacific market. Research and development expenses decreased 6% reflecting savings resulting from the restructuring initiatives. Depreciation expense decreased 22% reflecting a recent slowdown in capital expenditures, $0.6 in lower depreciation resulting from assets that were disposed during the fourth quarter of 2002 and $0.5 of depreciation related to assets that were transferred from IMG to Corporate at the beginning of the 2003.

Operating Margin

As a result of the foregoing, operating income and operating margin decreased to $28.2 and 14.3% from $56.4 and 24.2% in the prior year.

CUSTOMER MANAGEMENT

(Dollars in Millions)	Three Months Ended March 31,

	2003	2002	Change	%

Revenues:
Communications	$229.9	$231.5	$(1.6)	(1)
Technology	54.1	54.0	0.1	—
Financial services	31.0	19.9	11.1	56
Other	48.7	48.8	(0.1)	—

Total revenues	363.7	354.2	9.5	3
Costs of products and services	225.7	218.7	7.0	3
Selling, general and administrative expenses	73.1	68.4	4.7	7
Research and development costs	1.3	2.9	(1.6)	(55)
Depreciation	18.4	18.1	0.3	2
Amortization	2.2	2.1	0.1	5

Total costs	320.7	310.2	10.5	3

Operating income	$43.0	$44.0	$(1.0)	(2)

Form 10-Q-Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Millions Except Per Share Amounts)

Three Months Ended March 31, 2003 versus Three Months Ended March 31, 2002

Revenues

CMG’s revenues were $363.7 in the first quarter of 2003, a 3% increase from the first quarter of 2002, reflecting increased levels of business with several of CMG’s top twenty clients including several clients in the financial services sector. Also contributing to the increase was the July 2002 acquisition of Speech Solutions, a division of iBasis, Inc., which generated revenues of approximately $5.0 in the first quarter of 2003. This was offset by $7.0 in lower revenues associated with the divestiture of two international contact centers. Revenues from communications clients were $229.9, a 1% decrease in the first quarter of 2003 over the first quarter of 2002. This reflects 38% growth in services provided to CMG’s largest wireless client, offset by a 29% reduction in spending by CMG’s largest long distance client. Technology service revenues remained flat compared to the first quarter of 2002, reflecting a 100% increase in spending by CMG’s largest PC client, offset by lower revenues from CMG’s largest software client. Revenues from financial services clients increased 56% to $31.0 as a result of an increase in volume from CMG’s three largest clients in the financials services sector. Other revenues remained flat compared to the first quarter of 2002.

Costs and Expenses

CMG’s costs and expenses increased 3% from the first quarter of 2002 to $320.7 reflecting the higher volume of revenues and a 2% increase in direct labor costs as a percentage of revenue. The increase in direct labor costs as a percentage of revenues resulted from higher wage, medical and benefit costs, partially offset by lower labor costs incurred as a result of increased utilization of CMG’s Indian operations. Selling, general and administrative expenses were $73.1 in the first quarter of 2003, a 7% increase compared to the prior year, reflecting higher medical and pension benefit costs and approximately $2 in increased costs incurred in connection with further investment in CMG’s employee care business. This was partially offset by $0.5 in cost savings realized through restructuring activities initiated during the fourth quarter of 2002. Depreciation expense increased 2% or $0.3 during the first quarter of 2003, reflecting CMG’s further investment in its contact centers in India. Although CMG did record less depreciation as a result of assets that were disposed of during the fourth quarter of 2002, this was offset by the acceleration of depreciation related to leasehold improvements and equipment that will be disposed of during 2003 as CMG completes its facility closures. CMG’s research and development expenses decreased $1.6 from the first quarter of 2002 as CMG concentrated more of its technical resources on client service and administration rather than on research and development initiatives.

Operating Income

As a result of the foregoing, CMG’s operating income and margin decreased to $43.0 and 11.8%, down from $44.0 and 12.4% in the first quarter of 2002, respectively.

Business Restructuring and Asset Impairment

As discussed more fully in the “Business Restructuring and Asset Impairment” note to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company announced a restructuring plan during the fourth quarter of 2002 in response to continued economic weakness. The restructuring plan includes a reduction in headcount affecting approximately 1,050 professional and administrative employees worldwide and the consolidation or closure of certain CMG and IMG facilities. The Company began the facility closures during the fourth quarter of 2002 and expects to complete them by the end of the third quarter of 2003. The Company began to make the headcount reductions during the fourth quarter of 2002 and expects to complete them by the end of 2003. The restructuring plan resulted in $26.0 of severance costs, $49.5 of facility abandonment costs associated with ongoing lease obligations and $6.7 of asset impairment for the disposal of leasehold improvements and equipment for the facilities that the Company had abandoned by the end of 2002. Additionally, the Company recorded $12.7 in asset impairments, consisting principally of software that the Company will not deploy or further market.

Form 10-Q-Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Millions Except Per Share Amounts)

The facility abandonment component of the charge is equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. The Company has used estimates, based on consultation with real estate advisors, to arrive at the proceeds from any future sublease agreements. The Company will continue to evaluate its estimates in recording the facilities abandonment charge. Consequently, there may be additional charges or reversals in the future.

During the fourth quarter of 2002, CMG also recorded $12.8 of additional facility abandonment costs associated with the contact centers that were closed in connection with a restructuring plan initiated by CMG during the third quarter of 2001.

These actions are expected to result in cash costs of $86.8, of which the Company had spent $11.9 through the first quarter of 2003 related principally to facility abandonment costs and severance payments for approximately 700 employees. Except for ongoing facility abandonment, which will be paid over several years as the leases expire, the cash payments will be made throughout 2003. Completion of these actions is expected to result in annual operating expense savings of approximately $80, which should be fully realized during 2004. During the first quarter of 2003, the Company realized approximately $9 in savings as a result of these initiatives.

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

BUSINESS OUTLOOK

Current economic factors and other events may have a significant impact on the Company’s future period results; for example: the continuing slowness of the global economy; lower spending by telecom carriers; slowing subscriber growth by leading wireless carriers; loss of clients; and limited new marketing spending by carriers. Additionally, because of the recent slowdown in the wireless communications business and increasing competition within our industry, the trend of granting subscriber rate reductions and cash signing bonuses in exchange for extensions of existing contractual relationships may continue, resulting in a negative near-term impact on the Company’s revenues, operating income and cash flows. The Company, as most other companies, has experienced during the quarter and will continue to see increased costs for wages and benefits, including pension and health care.

For the full year of 2003, CMG revenue could increase 6% to 11% from the 2002 level, and operating margin could be from 11% to 13%. CMG second quarter revenue could be up slightly from the first quarter level as revenue from a customer care contract with the U.S. Postal Service increases and CMG begins to provide its first phase of employee care services to the State of Florida employees under a seven-year employee care outsourcing arrangement. Operating margin could experience slight pressure from the first quarter level as a result of continued investment in our Employee Care business.

For the full year of 2003, IMG revenues could decline 7% to 15% from 2002 levels and operating margin could be from 15% to 19%. In the second quarter of 2003, IMG’s revenues could be flat or slightly higher than the first quarter of 2003 as international revenues may increase further, partially offsetting continued declines in professional and consulting revenues. As the benefits related to the fourth quarter restructuring initiatives continue to have a greater impact, IMG’s operating margin for the second quarter of 2003 should improve from the first quarter.

Form 10-Q-Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Millions Except Per Share Amounts)

Despite IMG’s recent negative revenue trend, the Company believes that the long-term outlook for billing information systems and services is positive. Based on data from Gartner Dataquest, a leading industry analysis company, the Company estimates that the market for billing information systems and services is estimated to grow 4% annually over the next three years. IMG would benefit from this growth from existing wireless clients. In addition, to offset subscriber rate reductions, IMG must increase its volume with existing clients through delivery of new services and products. Also, IMG must capture new wireless clients, both domestically and internationally, representing service providers that will outgrow their current billing systems and be in the market for more advanced billing systems, which will enable them to bill for the broad range of wireless and other services that will be necessary for these service providers to compete.

CLIENT CONCENTRATION

The Company’s five largest clients accounted for 53.3% and 54.5% of its revenues in the first quarter of 2003 and 2002, respectively. The risk posed by this revenue concentration is reduced somewhat by the long-term contracts the Company has with its largest clients. The Company serves AT&T Wireless, its largest client with 20.4% of revenues in the first quarter of 2003 and Sprint PCS, the Company’s second largest client, under an information management contract and two customer management contracts. DIRECTV, the Company’s third largest client in the first quarter of 2003, is served by the Company under a customer management contract. AT&T, the Company’s fourth largest client, and Comcast, the Company’s fifth largest client in the first quarter of 2003, are served by the Company under both an information management contract and a customer management contract. Volumes under certain of the Company’s long-term contracts are subject to variation based, among other things, on the clients’ spending on outsourced customer support and subscriber levels.

The Company’s Information Management Group contract with Sprint PCS runs through 2004. In 2002, IMG generated approximately $150 in revenue from Sprint PCS, and IMG continues to operate its systems to process billing and usage for Sprint subscribers. The Company’s 2003 guidance assumes lower revenue from Sprint PCS, which is attributable to a lack of subscriber growth, lower professional and consulting revenues, and Sprint’s plan to begin converting certain subscribers to an internal billing system sometime during 2003. Under the terms of the contract, Sprint has until March 31, 2004 to notify Convergys if they intend to extend the existing contract, and the Company has provided Sprint with several proposals to extend this agreement. However, the Company has no assurance that the current Information Management Group contract will be extended, and while the final outcome is uncertain, the Company cannot be optimistic at this time.

FINANCIAL CONDITION

Capital Resources

At March 31, 2003, the Company had $46.8 of borrowings outstanding. The Company’s borrowing facilities include a credit facility with $325 in borrowing capacity that expires in July 2005 and a commercial paper program backed by this $325 credit facility. The participating agents in the credit facility include JPMorgan Chase, Citicorp USA, PNC Bank, Bank One, US Bank and The Royal Bank of Scotland. The credit facility includes certain restrictive covenants including maintenance of interest coverage and debt to capitalization ratios. The Company’s interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. The Company’s debt to capitalization ratio cannot be greater than 0.6 to 1.0 at any time. The Company was in compliance with all material covenants as of March 31, 2003.

The Company also has a $150 accounts receivable securitization agreement, under which it had sold $150.0 in accounts receivable at March 31, 2003.

Form 10-Q-Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Millions Except Per Share Amounts)

The Company is a party to a financing transaction related to its office complex in Orlando, Florida. Under the terms of the financing transaction, which was structured as a synthetic lease, a special purpose trust (Trust) owns the office complex and leases it to the Company. The Trust serves as a conduit between an unrelated commercial lender and the Company and the only substantive purpose is to lease the office complex to the Company. The Company has not made any equity investments in the Trust; nor has it provided any financing to the Trust; and it does not control the operations of the Trust. Furthermore, no Company employee or director holds any ownership interest in the Trust. The owner of record of the Trust has made an initial substantive residual equity capital investment that has been at risk during the entire term of the lease.

The lease had an initial term of three years, with two one-year renewal options. As the initial term expired at the end of 2001, the Company exercised the first one-year renewal option and in December 2002, the Company elected to exercise the second one-year renewal option. As of March 31, 2003, the assets and liabilities of the Trust were comprised primarily of the office complex and $65 bank debt used to fund the construction of the office complex. The Company’s lease payment includes a variable interest component, but the Company effectively has converted the variable interest rate to a fixed interest rate of 4.36% through an interest rate swap with a nominal value of $65.

In connection with this transaction, the Company has made a residual value guarantee for the leased property equal to 85% of the financing, or $55. The Company believes the fair market value of the leased property is greater than the Company’s guaranteed residual value.

At the end of the lease term, the Company has the option to purchase the property from the lessor for $65 or the lessor will sell the property. The Company believes it has sufficient sources of capital to purchase the property if that is the Company’s decision. The Company currently is evaluating whether to purchase the property or to enter into a new lease agreement. The Company expects to make its decision during the second quarter of 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51, “Consolidated Financial Statements,” which changes the criteria currently used by companies in deciding whether it is required to consolidate another entity. The Company has concluded that the Trust qualifies as a variable interest entity, as defined by Interpretation No. 46, and that the Company is the primary beneficiary of the Trust. Accordingly, if the Company elects to keep the existing lease structure in place, it will be required to consolidate the assets and liabilities of the Trust beginning July 1, 2003. This would result in an after-tax charge, which the Company has not yet quantified, reflecting a cumulative effect of a change in accounting method.

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of an additional 10 million of its common shares. During the first quarter of 2003, the Company repurchased 4.9 million of its common shares for total costs of $60.6, of which due to timing $7.9 was settled in early April and classified in other current liabilities. During April 2003, the Company repurchased an additional 3.4 million shares for total costs of $47.9. Additionally, on April 22, 2003, the Company’s Board of Directors authorized the repurchase of an additional 10 million of its common shares. As of April 30, 2003, the Company is authorized to purchase an additional 11.7 million, which it intends to complete as it deems appropriate.

Operating cash flows historically have been more than sufficient to fund the Company’s cash needs, other than for large acquisitions. With the exception of the 2001 Geneva acquisition, which was a stock-for-stock transaction accounted for as a pooling-of-interests, acquisitions have been financed with a combination of borrowings and operating cash flows. The Company anticipates that future operating cash flows, its available credit under existing facilities and its access to capital markets will be sufficient to meet future capital needs.

Cash Flows

The Company generated $108.7 and $80.5 in cash flows from operating activities during the first quarter of 2003 and 2002, respectively. The Company’s cash flows from operating activities for the first quarter of 2003 reflect no change in borrowings under its accounts receivable securitization program, compared to a $20.0 repayment during the first quarter of 2002.

Form 10-Q-Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Millions Except Per Share Amounts)

During the first quarter of 2003, the Company used $34.9 for investing activities compared to $20.6 in the prior year. The investing activities during the first quarter of 2003, reflect the Company’s $11.3 further investment in the Cellular Partnership resulting from a capital call, $3.5 used for the acquisition of Cygent Inc. and $20.1 in capital expenditures. The $20.6 used during the first quarter of 2002 was for capital expenditures.

Cash used for financing activities totaled $57.7 during the first quarter of 2003 resulting mainly from the $52.7 in cash paid in the first quarter for shares repurchased pursuant to authorization by the Company’s Board of Directors.

Balance Sheet

Accounts receivable decreased $12.3 from December 31, 2002 to March 31, 2003. This reflects improved collections in the first quarter of 2003. Excluding the effects of the securitization, days sales outstanding decreased by 3 days during the first quarter of 2003 to 73 days, reflecting faster payment at the end of the quarter by some of the Company’s larger clients. Days sales outstanding is computed as follows: receivables, net of allowances, plus outstanding receivables sold under securitization divided by average days sales. Average days sales is defined as consolidated revenues for the quarter just ended divided by the number of calendar days in the quarter just ended.

Prepaid expenses and other current assets increased $12.2 largely as a result of an increase in the fair value of an outstanding forward exchange contract, which the Company has designated as a cash flow hedge. Deferred charges increased $12.8 from yearend 2002 due to the capitalization of customer acquisition costs and system implementation costs incurred in connection with the acquisition and extension of outsourcing arrangements, partially offset by amortization.

Payables and other current liabilities increased by $47.3 from December 31, 2002, reflecting the timing of payment of the Company’s taxes and payroll-related costs. Treasury stock increased from December 31, 2002 as the Company repurchased 4.9 million shares during the first three months of 2003 for a total cost of $60.6, $7.9 of which was settled in early April.

Fluctuations in Quarterly Results

The Company has experienced, and in the future could experience, quarterly variations in revenues as a result of a variety of factors, many of which are outside the Company’s control. These factors include: economic cycles, the timing of new contracts, the timing of increased expenses incurred in support of new business, the timing and frequency of client spending for system enhancement requests, the timing of contractual rate reductions triggered by subscriber growth or the passage of time and the seasonal pattern of the CMG business. The Company expects reductions to its existing contractual wireless rates that are triggered by the passage of time to be less than 3% of the Company’s ongoing data processing revenues during 2003.

Form 10-Q-Part I	Convergys Corporation

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

At March 31, 2003, the Company had $46.8 in outstanding variable rate borrowings and had sold $150.0 in accounts receivable on a variable rate basis. The carrying amount of the Company’s borrowings reflects fair value due to its short-term and variable interest rate features. Additionally, as more fully disclosed under the heading “Financial Condition, Liquidity and Capital Resources,” the Company leases its office complex in Orlando, Florida under a synthetic lease arrangement accounted for as an operating lease. Under the terms of the arrangement, the Company pays a variable lease rate, but has converted the variable interest rate to a fixed interest rate of 4.36% through an interest rate swap with a nominal value of $65.0.

The Company uses cash flow hedges for interest rate exposure. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. Other than the $65.0 interest rate swap associated with the synthetic lease arrangement, there were no outstanding cash flow hedges covering interest rate exposure at March 31, 2003.

Based upon the Company’s exposure to variable rate borrowings, a one percent point change in the weighted average interest rate would change the Company’s annual interest expense by approximately $2.0.

Foreign Currency Exchange Rate Risk

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the British Pound, the Indian Rupee, the Euro and the Canadian Dollar. The Company currently uses forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The potential loss in fair value at March 31, 2003 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $26. This loss would be mitigated by corresponding gains on the underlying exposures.

Form 10-Q Part I	Convergys Corporation

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

From 10-Q Part II

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2003.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits.

The following is filed as an Exhibit to Part I of this Form 10-Q:

Exhibit Number

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

99.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K.

On January 22, 2003, the Company announced several management changes, which became effective February 1, 2003.

On February 25, 2003, the Board of Directors authorized the Company to expand its corporate common stock repurchase program from 15 million shares to 25 million shares.

On March 6, 2003, the Company filed the Statements under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings, and the Certifications of Periodic Financial Reports by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation
Date: May 14, 2003	/s/ STEVEN G. ROLLS

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

Date: May 14, 2003	/s/ JAMES F. ORR

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

d)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)

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

c)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)

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

Date: May 14, 2003	/s/ STEVEN G. ROLLS

Steven G. Rolls Chief Financial Officer