Form 10-Q
period 2003-06-30
CONVERGYS CORP
filed 2003-08-12
CIK 1062047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 1-14379

CONVERGYS CORPORATION

Incorporated under the laws of the State of Ohio

201 East Fourth Street, Cincinnati, Ohio 45202

I.R.S. Employer Identification Number 31-1598292

Telephone – Area Code (513) 723-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

At July 31, 2003, 174,159,726 Common Shares were outstanding, of which 31,386,257 were held in Treasury.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1934). Yes  ☒  No  ☐

PART I – FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Amounts in Millions, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$563.2	$572.7	$1,123.6	$1,160.2

Costs and Expenses
Cost of providing services and products sold	322.6	315.0	646.2	641.0
Selling, general and administrative	115.0	99.8	228.4	202.9
Research and development costs	23.5	29.2	46.7	55.4
Depreciation	27.2	30.6	55.2	60.8
Amortization	3.9	3.6	7.6	7.1

Total costs and expenses	492.2	478.2	984.1	967.2

Operating Income	71.0	94.5	139.5	193.0

Equity in Earnings (Losses) of Cellular Partnership	(1.3)	3.0	(11.2)	3.9
Other Income (Expense), net	(0.3)	0.2	(2.0)	(1.3)
Interest Expense	(1.7)	(2.3)	(3.2)	(5.9)

Income Before Income Taxes	67.7	95.4	123.1	189.7
Income Taxes	24.9	36.3	45.4	71.0

Net Income	$42.8	$59.1	$77.7	$118.7

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	$7.4	$9.2	$13.8	$8.9
Unrealized gain on cash flow hedging	14.1	4.2	19.2	6.7

Total other comprehensive income	21.5	13.4	33.0	15.6

Comprehensive Income	$64.3	$72.5	$110.7	$134.3

Earnings Per Common Share
Basic	$0.29	$0.35	$0.52	$0.71

Diluted	$0.29	$0.35	$0.51	$0.69

Average Common Shares Outstanding
Basic	145.3	167.3	149.6	167.7
Diluted	148.5	170.9	152.4	171.7

See Notes to Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Millions)

	June 30, 2003	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$34.1	$12.2
Receivables, less allowances of $21.4 and $15.7	318.1	315.2
Deferred income tax benefits	27.4	41.2
Prepaid expenses and other current assets	83.6	49.6

Total current assets	463.2	418.2

Property and equipment – net	284.8	298.0
Goodwill – net	711.8	698.8
Other intangibles – net	27.8	32.5
Investment in Cellular Partnership	41.2	38.1
Deferred charges	131.9	95.1
Other assets	36.2	38.8

Total Assets	$1,696.9	$1,619.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt maturing within one year	$166.5	$50.7
Payables and other current liabilities	443.1	411.3

Total current liabilities	609.6	462.0

Long-term debt	4.7	4.6
Other long-term liabilities	28.4	26.6

Total liabilities	642.7	493.2

Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized	—	—
Common shares – without par value, 500.0 authorized; 174.1 and 173.4 issued and outstanding	206.0	206.0
Additional paid-in capital	625.1	616.0
Treasury shares – 31.1 shares in 2003 and 17.8 in 2002	(543.0)	(351.1)
Retained earnings	741.5	663.8
Accumulated other comprehensive income (loss)	24.6	(8.4)

Total shareholders’ equity	1,054.2	1,126.3

Total Liabilities and Shareholders’ Equity	$1,696.9	$1,619.5

See Notes to Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Millions)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$77.7	$118.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62.8	67.9
Deferred income tax expense	1.0	12.9
Cellular Partnership distributions in excess of (less than) earnings	11.6	(0.3)
Income tax benefit from stock option exercises	0.7	3.4
Proceeds from (repayments of) receivables securitization, net	—	(20.0)
Changes in assets and liabilities, net of effects from acquisitions:
Increase in receivables	(2.9)	(30.1)
Increase in prepaid expenses and other current assets	(2.8)	(10.3)
Decrease (increase) in deferred charges	(36.8)	1.4
Decrease in other assets	3.1	—
Increase (decrease) in payables and other current liabilities	38.3	(24.9)
Other, net	(2.8)	0.2

Net cash provided by operating activities	149.9	118.9

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(47.0)	(48.2)
Investment in Cellular Partnership	(14.7)	—
Acquisitions, net of cash acquired	(3.5)	—

Net cash used in investing activities	(65.2)	(48.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (repayments) of debt, net	115.9	(11.4)
Purchase of treasury shares	(187.1)	(89.6)
Issuance of common shares	8.4	13.0

Net cash used in financing activities	(62.8)	(88.0)

Net increase in cash and cash equivalents	21.9	(17.3)
Cash and cash equivalents at beginning of period	12.2	41.1

Cash and cash equivalents at end of period	$34.1	$23.8

See Notes to Financial Statements.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(1)	BACKGROUND AND BASIS OF PRESENTATION

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

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. The December 31, 2002 condensed balance sheet has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. It is suggested that these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.

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

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51, “Consolidated Financial Statements.” Interpretation No. 46 changes the criteria used by companies in deciding whether it is required to consolidate another entity. The adoption of Interpretation No. 46 will have no impact on the Company’s results of operations or financial condition. As discussed further in Note 9, the Company previously leased its Orlando, Florida office complex from a special purpose entity (Trust), which the Company would have been required to consolidate beginning July 1, 2003. In June 2003, Wachovia Development Corporation, a wholly owned subsidiary of Wachovia Corporation, acquired the office complex and began leasing it to the Company under a synthetic lease agreement that expires June 2010. The Company has concluded that it is not required to consolidate the related assets and liabilities pursuant to Interpretation No. 46.

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

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” providing further guidance on how to account for multiple element contracts. Issue No. 00-21 is effective for all arrangements entered into after the second quarter of 2003. This guidance will not have a material impact on the Company’s accounting treatment of multiple element contracts.

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

In February 2003, the Company acquired Cygent, Inc. (Cygent), a software provider of a Web-based customer, order and service management platform for the communications industry. The purchase price was $3.5. Cygent was acquired in order to expand the Company’s offering to the global communications market place, especially in the wireline market.

In July 2002, the Company purchased substantially all the assets of iBasis Speech Solutions, Inc. (Speech Solutions), a wholly owned subsidiary of iBasis, Inc., a provider of international Internet-based communication services, for approximately $19. Additionally, up to $8 in earn-out payments are possible if Speech Solutions achieves certain revenue milestones during 2003. No earn-out payments were made related to 2002 milestones. The acquisition of Speech Solutions supplements the Company’s existing customer management and employee care capabilities with state-of-the-art interactive voice response (IVR) and advanced speech recognition (ASR) technology allowing for broader account penetration.

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

As discussed more fully in the “Business Restructuring and Asset Impairment” note to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company announced a restructuring plan during the fourth quarter of 2002 in response to continued economic weakness. The restructuring plan includes a reduction in headcount affecting approximately 1,050 professional and administrative employees worldwide and the consolidation or closure of certain CMG and IMG facilities. The Company began the facility closures during the fourth quarter of 2002 and expects to complete them by the end of 2003. The Company began to make the headcount reductions during the fourth quarter of 2002 and expects to complete them by the end of 2003. The restructuring plan resulted in $26.0 of severance costs, $49.5 of facility abandonment costs associated with ongoing lease obligations and $6.7 of asset impairment for the disposal of leasehold improvements and equipment for the facilities that the Company had abandoned by the end of 2002. Additionally, the Company recorded $12.7 in asset impairments, consisting principally of purchased software that the Company will not deploy or further market.

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

These actions are expected to result in cash costs of $86.8, of which the Company had spent $17.9 through the first half of 2003 related principally to facility abandonment costs and severance payments for approximately 900 employees. Except for ongoing facility abandonment, which will be paid over several years as the leases expire, the cash payments will be made throughout 2003.

Restructuring liability activity for the 2002 and 2001 plans combined consisted of the following:

	2003	2002
Balance at January 1	$89.6	$13.7
Severance payments	(12.7)	(0.9)
Lease termination payments	(5.2)	(2.5)
Other	1.0	(0.4)

Balance at June 30	$72.7	$9.9

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, the Company adopted, on a prospective basis, Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill. Upon adoption of SFAS No. 142, the Company performed an initial impairment test of its goodwill and determined that no goodwill impairment existed. Under SFAS No. 142, goodwill will be tested for impairment at least annually or more frequently if an event occurs which indicates that goodwill may be impaired. The Company performed its annual impairment tests during the fourth quarter of 2002 and concluded that no goodwill impairment existed. Goodwill, net increased to $711.8 at June 30, 2003, from $698.8 at December 31, 2002, as a result of changes in foreign currency translation adjustments and goodwill acquired.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

As of June 30, 2003, the Company’s other intangible assets acquired through business combinations consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$29.9	$(19.7)	$10.2
Contracts and other intangibles	74.7	(46.9)	27.8

Total	$104.6	$(66.6)	$38.0

Intangible amortization expense for the six-month periods ended June 30, 2003 and June 30, 2002 was $7.6 and $7.1, and is estimated to be approximately $15 for the year ending December 31, 2003. Estimated intangible amortization expense for the four subsequent fiscal years is as follows:

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

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of 10 million of its common shares. On April 2, 2003, the Company’s Board of Directors authorized the additional repurchase of up to 10 million of its common shares. During the first half of 2003, the Company repurchased 13.4 million common shares pursuant to these authorizations at prices ranging between $11.43 and $18.20 per share for a total cost of $191.9. Due to timing, $4.8 was settled in early July and, therefore, is reflected as an other current liability as of June 30, 2003.

On January 18, 2002, the Company’s Board of Directors authorized the repurchase of up to 10 million of its common shares. The number of shares authorized for repurchase was increased to 15 million on July 23, 2002. During the first half of 2002, the Company repurchased 3.9 million common shares pursuant to these authorizations for a total cost of $101.4. The remaining 11.1 million shares authorized were purchased during the second half of 2002 for a total cost of $180.8.

(7)	STOCK-BASED COMPENSATION PLANS

At June 30, 2003, the Company had authorized 38 million common shares for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan (Convergys LTIP), as amended on February 26, 2002. The Convergys LTIP provides for the issuance of stock options and other stock-based awards to certain employees. In general, stock options are granted with exercise prices that are no less than market value of the stock at the grant date, have a ten-year term and have vesting terms of three to four years. Convergys accounts for its stock-based compensation plan under the intrinsic value method of accounting as defined by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

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

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

The Company’s operating results for the three- and six-month periods ended June 30, 2003 and June 30, 2002 reflect the recognition of $2.6 and $4.9, and $2.4 and $5.1, respectively, in compensation expense related to restricted stock. Additionally, the Company’s operating results for the three- and six-month periods ended June 30, 2003 and June 30, 2002 reflect the recognition of $0.6 and $1.2, and $0.6 and $1.1, respectively, in compensation expense related to the options outstanding in connection with the Geneva Acquisition in April 2001.

The effect on net income and earnings per share if the Company had accounted for stock options under the fair value method of accounting under SFAS No. 123, as amended by SFAS No. 148, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in millions	2003	2002	2003	2002
Net income, as reported	$42.8	$59.1	$77.7	$118.7
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7.0)	(11.0)	(20.6)	(21.9)

Pro forma net income	$35.8	$48.1	$57.1	$96.8

Earnings per share:
Basic—as reported	$0.29	$0.35	$0.52	$0.71
Basic—pro forma	$0.24	$0.29	$0.38	$0.58

Diluted—as reported	$0.29	$0.35	$0.51	$0.69
Diluted—pro forma	$0.24	$0.28	$0.38	$0.56

The weighted average fair value on the date of grant for the Convergys options granted during the six months ended June 30, 2003 and June 30, 2002 was $4.92 and $14.11, respectively. Such amounts were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30,
	2003	2002
Expected volatility	50.6%	42.5%
Risk free interest rate	2.3%	4.5%
Expected holding period, in years	4	4

(8)	SIGNIFICANT CUSTOMERS

Both of the Company’s segments derive significant revenues from AT&T Wireless Services, Inc. (AT&T Wireless) and AT&T Corporation (AT&T).

Revenues from AT&T Wireless were 20.6% and 18.4% of the Company’s consolidated revenues for the six-month periods ended June 30, 2003 and June 30, 2002, respectively. Related accounts receivable from AT&T Wireless totaled $75.9 and $75.2 at June 30, 2003 and December 31, 2002, respectively.

Revenues from AT&T were less than 10% of the Company’s consolidated revenues for the six-month period ended June 30, 2003. Revenues from AT&T were 10.7% of the Company’s consolidated revenues for the six-month period ended June 30, 2002.

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

In June 2003, Wachovia Development Corporation (“Lessor”), a wholly owned subsidiary of Wachovia Corporation, acquired the Orlando, Florida office complex, which the Company previously leased from a special purpose entity (Trust) under a synthetic lease arrangement. The Lessor acquired the office complex for $65, its appraised value, and began leasing it to the Company under a lease that expires June 2010.

The Lessor partially funded the purchase of the office complex with the issuance of $55 in notes sold to two non-affiliated institutional investors. The remaining $10 was funded through a combination of bank debt and equity. Under the lease agreement, which has been classified as an operating lease, the Company’s monthly lease payments consist of a fixed portion (4.07% related to the $55 notes) and a variable portion (LIBOR plus 1.25% for the remaining $10).

Upon termination or expiration, the Company must either purchase the property from the lessor for $65 or arrange to have the office complex sold to a third party. If the office complex is sold to a third-party for an amount less than the $65 financed by the Lessor, the Company has agreed under a residual value guarantee to pay the Lessor up to $55. If the office complex is sold to a third party for an amount in excess of $65, the Company is entitled to collect the excess.

As of June 30, 2003, the appraised value of the office complex exceeded the Company’s residual value guarantee.

Under the terms of the lease, the Company also provides certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. However, the Company does not expect such amounts, if any, to be material.

The Company has concluded that it is not required to consolidate the Lessor pursuant to Interpretation No. 46 as the Company is not the primary beneficiary. Additionally, the Company is not required to consolidate the office complex and the related debt as the lease does not qualify as a virtual variable interest entity (“silo”).

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

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2003	2002	2003	2002
Revenues:
IMG	$195.7	$231.8	$393.5	$468.0
CMG	368.6	343.5	732.3	697.7
Less: intersegment	(1.1)	(2.6)	(2.2)	(5.5)

	$563.2	$572.7	$1,123.6	$1,160.2

Depreciation:
IMG	$7.7	$11.0	$15.5	$21.0
CMG	17.9	17.9	36.3	36.0
Corporate	1.6	1.7	3.4	3.8

	$27.2	$30.6	$55.2	$60.8

Amortization:
IMG	$1.7	$1.4	$3.2	$2.8
CMG	2.2	2.2	4.4	4.3

	$3.9	$3.6	$7.6	$7.1

Operating Income (Loss):
IMG	$29.1	$50.4	$57.3	$106.8
CMG	43.8	45.7	86.8	89.7
Corporate	(1.9)	(1.6)	(4.6)	(3.5)

	$71.0	$94.5	$139.5	$193.0

Capital Expenditures:
IMG	$5.0	$12.5	$9.7	$24.2
CMG	14.2	12.4	27.0	20.1
Corporate	7.0	2.7	10.3	3.9

	$26.2	$27.6	$47.0	$48.2

	At June 30, 2003	At Dec. 31, 2002
Goodwill:
IMG	$162.1	$156.2
CMG	549.7	542.6

	$711.8	$698.8

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(11)	EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Three Months Ended June 30,	Net Income	Shares	Per Share Amount
2003
Basic EPS	$42.8	145.3	$0.29
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.2	—

Diluted EPS	$42.8	148.5	$0.29

Six Months Ended June 30,
2003
Basic EPS	$77.7	149.6	$0.52
Effect of dilutive securities:
Stock-based compensation arrangements	—	2.8	(0.01)

Diluted EPS	$77.7	152.4	$0.51

Three Months Ended June 30,
2002
Basic EPS	$59.1	167.3	$0.35
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.6	—

Diluted EPS	$59.1	170.9	$0.35

Six Months Ended June 30,
2002
Basic EPS	$118.7	167.7	$0.71
Effect of dilutive securities:
Stock-based compensation arrangements	—	4.0	(0.02)

Diluted EPS	$118.7	171.7	$0.69

The diluted EPS calculation for the six months ended June 30, 2003 excludes the effect of 13.3 million outstanding stock options because they are anti-dilutive.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of the Company, are forward-looking statements. Sometimes these statements will contain words such as “believes,” “expects,” “intends,” “could,” “should,” “will,” “plans,” “anticipates” and other similar words. These statements discuss potential risks and uncertainties and, therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company expressly states that it has no current intention to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Important factors that may affect these projections or expectations include, but are not limited to: the consequence of potential terrorist activities and the responses of the United States and other nations to such activities; the loss of a significant client or significant business from a client; difficulties in completing a contract or implementing its provisions, or completing or implementing an acquisition; changes in the overall economy; changes in competition in markets in which the Company operates; changes in the regulatory environment in which the Company’s clients operate; changes in the demand for the Company’s services; changes in technology that impact both the markets served and the types of services offered; consolidation within the industries in which the Company’s customers operate; difficulties in conducting business internationally; and, other factors disclosed in Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission by Convergys Corporation.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data. Detailed comparisons of revenue and expenses are presented in the discussions of the operating segments, which follow the consolidated results discussion. Results for interim periods may not be indicative of the results for the full years.

Consolidated Overview

Three Months Ended June 30, 2003 versus Three Months Ended June 30, 2002

The Company’s revenues for the second quarter of 2003 totaled $563.2, a 2% decrease from the second quarter of 2002. The revenue decrease is attributable to a 15% decrease in IMG revenues, offset by a 7% increase at CMG. The Company’s operating income was $71.0 in the second quarter of 2003 versus $94.5 in the prior year. This 25% decrease reflects the revenue decrease, the change in revenue mix, a $15.2 increase in selling, general and administrative expenses and a $7.6 increase in costs of providing services. Partially offsetting these items were $5.7 in lower research and development costs and $3.4 in lower depreciation. The increase in selling, general and administrative expenses reflects higher medical and benefit costs, further expansion in IMG’s international operations and of CMG’s employee care operations. The increase in costs of providing services was principally due to higher sales volume and direct labor costs at CMG, partially offset by the impact of lower IMG revenues and savings that resulted from the restructuring actions that the Company initiated during the fourth quarter of 2002. Research and development expenses decreased as a result of lower spending at both IMG and CMG.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

The Cellular Partnership incurred an equity loss of $1.3 compared with $3.0 of equity income during the three months ended June 30, 2002. This reflects a year-over-year decrease in revenues and an increase in operating costs, including a higher level of accounts receivable write-offs.

Interest expense decreased 26% in the second quarter of 2003 from the second quarter of 2002, resulting from lower interest rates. The Company’s effective tax rate was 36.75% for the three months ended June 30, 2003, versus 38.10% during the three months ended June 30, 2002.

Net income in the second quarter of 2003 was $42.8, a 28% decrease from $59.1 in the second quarter of 2002. As a result of the Company’s 2002 and first half of 2003 share repurchases, earnings per diluted share decreased by only 17% to $0.29 from $0.35 in the second quarter of 2002.

Six Months Ended June 30, 2003 versus Six Months Ended June 30, 2002

The Company’s revenues for the first half of 2003 totaled $1,123.6, a 3% decrease from the first half of 2002. The revenue decrease is attributable to a 15% decrease in IMG revenues, offset by a 5% increase at CMG. The Company’s operating income was $139.5 in the first six months of 2003 versus $193.0 in the prior year. This 28% decrease reflects the revenue decrease, the change in revenue mix, a $25.5 increase in selling, general and administrative expenses and a $5.2 increase in the costs of providing services. Partially offsetting these items were $8.7 in lower research and development costs and $5.6 in lower depreciation. The increase in selling, general and administrative expenses reflects higher medical and benefits costs, further expansion in IMG’s international operations and of CMG’s employee care operations. The increase in costs of providing services was principally due to higher sales volume and direct labor costs at CMG, partially offset by the impact of lower IMG revenues and savings that resulted from the restructuring actions that the Company initiated during the fourth quarter of 2002. Research and development expenses decreased as a result of lower spending at both IMG and CMG.

During the first quarter of 2003, the general partner of the Cellular Partnership settled a lawsuit against the Cellular Partnership for $22.0. The Company’s share of this loss was $9.9, which it recorded as a loss from its equity investment in the partnership. Including this settlement, the Cellular Partnership generated an equity loss of $11.2 in the first half of 2003 versus earnings of $3.9 in the first half of 2002.

Interest expense decreased 46% in the first six months of 2003 from the first months of 2002, resulting from lower interest rates. The Company’s effective tax rate was 36.9% for the six months ended June 30, 2003 versus 37.4% during the six months ended June 30, 2002.

Net income in the first half of 2003 was $77.7, a 35% decrease from $118.7 in the first half of 2002. As a result of the Company’s 2002 and first six months of 2003 share repurchases, earnings per diluted share decreased by only 26% to $0.51 from $0.69 in the first six months of 2002. This includes the $9.9 ($6.4 after tax or $0.04 per diluted share) equity loss resulting from the Cellular Partnership settlement in the first quarter of 2003.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

INFORMATION MANAGEMENT

(Dollars in Millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2003	2002	Change	%	2003	2002	Change	%
Revenues:
Data processing	$111.7	$139.1	$(27.4)	(20)	$230.6	$273.0	$(42.4)	(16)
Professional and consulting	26.6	50.5	(23.9)	(47)	53.4	103.6	(50.2)	(48)
License and other	15.4	12.5	2.9	23	29.0	25.3	3.7	15
International	40.9	27.1	13.8	51	78.3	60.6	17.7	29

External revenues	194.6	229.2	(34.6)	(15)	391.3	462.5	(71.2)	(15)
Intercompany services	1.1	2.6	(1.5)	(58)	2.2	5.5	(3.3)	(60)

Total revenues	195.7	231.8	(36.1)	(16)	393.5	468.0	(74.5)	(16)

Costs of products and services	94.2	107.1	(12.9)	(12)	193.2	217.3	(24.1)	(11)
Selling, general and administrative expenses	41.0	35.7	5.3	15	80.4	70.6	9.8	14
Research and development costs	22.0	26.2	(4.2)	(16)	43.9	49.5	(5.6)	(11)
Depreciation	7.7	11.0	(3.3)	(30)	15.5	21.0	(5.5)	(26)
Amortization	1.7	1.4	0.3	21	3.2	2.8	0.4	14

Total costs	166.6	181.4	(14.8)	(8)	336.2	361.2	(25.0)	(7)

Operating income	$29.1	$50.4	$(21.3)	(42)	$57.3	$106.8	$(49.5)	(46)

Three Months Ended June 30, 2003 versus Three Months Ended June 30, 2002

Revenues

IMG’s business continues to be affected by the impact of weakness in the global communications sector. This has led to the deferral of billing system buying decisions and delays in implementation of purchased systems by many carriers as well as increased pricing pressure. Excluding intercompany activity, IMG’s external revenues were $194.6 for the second quarter of 2003, a 15% decrease from the second quarter of 2002. Data processing revenues decreased 20% in the second quarter of 2003 from the second quarter of 2002, reflecting an 8% decrease in the number of quarter-over-quarter wireless subscribers processed and lower wireless average per subscriber processing rates, partially offset by a greater than 18% increase in cable processing revenues. The decrease in wireless subscribers resulted from subscribers transferred off IMG’s system to client’s in-house systems during the third quarter of 2002 and the second quarter of 2003, partially offset by slight subscriber growth by IMG’s other wireless clients. Wireless average per subscriber processing rates decreased due to contractual subscriber rate reductions and a change in mix to a greater proportion of business with our larger clients, for whom we charge lower rates due to their significantly higher volumes.

Professional and consulting revenues for the second quarter of 2003 decreased 47% from the second quarter of 2002 as a result of decreased enhancement requests from its wireless and cable clients. IMG’s license and other revenues increased 23% to $15.4 in the second quarter of 2003, reflecting the expansion of IMG’s relationship with several cable clients. IMG’s international revenues increased 51% to $40.9, reflecting growth in license and professional and consulting revenues from the Company’s European and Middle Eastern operations and combined revenue growth of approximately $10 resulting from the July 2002 acquisition of Telesens and IMG’s expansion in the Asian Pacific and Latin American regions.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

IMG’s costs of products and services decreased 12% to $94.2 in the second quarter of 2003 from the second quarter of 2002 reflecting lower revenues and approximately $9 in savings resulting from the fourth quarter restructuring actions. Selling, general and administrative expenses increased 15%, reflecting IMG’s further expansion in its international operations, particularly in the Asian Pacific market, as well as increased medical and benefit costs. Research and development expenses decreased 16% reflecting savings resulting from the restructuring initiatives. Depreciation expense decreased 30% reflecting a recent slowdown in capital expenditures, $0.7 in lower depreciation resulting from assets that were disposed during the fourth quarter of 2002 and $0.5 of depreciation related to assets that were transferred from IMG to Corporate at the beginning of the 2003.

Operating Margin

As a result of the foregoing, operating income and operating margin decreased to $29.1 and 15.0% from $50.4 and 22.0% in the prior year.

Six Months Ended June 30, 2003 versus Six Months Ended June 30, 2002

Revenues

Excluding intercompany activity, IMG’s external revenues were $391.3 for the first six months of 2003, a 15% decrease from the first six months of 2002. Data processing revenues decreased 16% in the first half of 2003 from the first half of 2002, reflecting a 6% decrease in the number of year-over-year wireless subscribers processed and lower wireless average per subscriber processing rates, partially offset by a 36% increase in cable processing revenues. The decrease in wireless subscribers resulted from subscribers transferred off IMG’s system to client’s in-house systems during the third quarter of 2002 and the second quarter of 2003, partially offset by slow subscriber growth by IMG’s other wireless clients. Wireless average per subscriber processing rates decreased due to contractual subscriber rate reductions and a change in mix to a greater proportion of business with our larger clients, for whom we charge lower rates due to their significantly higher volumes.

Professional and consulting revenues for the first half of 2003 decreased 48% from the first half of 2002 as a result of decreased enhancement requests from its wireless and cable clients. IMG’s license and other revenues increased 15% to $29.0 in the first half of 2003, reflecting the expansion of IMG’s relationship with several cable clients. IMG’s international revenues increased 29% to $78.3, reflecting combined revenue growth of approximately $21 resulting from the July 2002 acquisition of Telesens and IMG’s expansion in the Asian Pacific and Latin American regions.

Costs and Expenses

IMG’s costs of products and services decreased 11% to $193.2 in the first six months of 2003 from the first six months of 2002 reflecting lower revenues and approximately $15 in savings resulting from the fourth quarter restructuring actions. Selling, general and administrative expenses increased 14%, reflecting IMG’s further expansion in its international operations, particularly in the Asian Pacific market, as well as increased medical and benefit costs. Research and development expenses decreased 11% reflecting savings resulting from the restructuring initiatives. Depreciation expense decreased 26% reflecting a recent slowdown in capital expenditures, $1.3 in lower depreciation resulting from assets that were disposed during the fourth quarter of 2002 and $1.0 of depreciation related to assets that were transferred from IMG to Corporate at the beginning of the 2003.

Operating Margin

As a result of the foregoing, operating income and operating margin decreased to $57.3 and 14.6% from $106.8 and 23.1% in the prior year.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

CUSTOMER MANAGEMENT

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Millions)	2003	2002	Change	%	2003	2002	Change	%
Revenues:
Communications	$226.5	$224.4	$2.1	1	$456.4	$455.9	$0.5	—
Technology	47.9	50.0	(2.1)	(4)	102.0	104.0	(2.0)	(2)
Financial services	34.8	22.7	12.1	53	65.8	42.6	23.2	54
Other	59.4	46.4	13.0	28	108.1	95.2	12.9	14

Total revenues	368.6	343.5	25.1	7	732.3	697.7	34.6	5

Costs of products and services	230.6	210.5	20.1	10	456.3	429.2	27.1	6
Selling, general and administrative expenses	72.6	64.2	8.4	13	145.7	132.6	13.1	10
Research and development costs	1.5	3.0	(1.5)	(50)	2.8	5.9	(3.1)	(53)
Depreciation	17.9	17.9	—	—	36.3	36.0	0.3	1
Amortization	2.2	2.2	—	—	4.4	4.3	0.1	2

Total costs	324.8	297.8	27.0	9	645.5	608.0	37.5	6

Operating income (loss)	$43.8	$45.7	$(1.9)	(4)	$86.8	$89.7	$(2.9)	(3)

Three Months Ended June 30, 2003 versus Three Months Ended June 30, 2002

Revenues

CMG’s revenues were $368.6 in the second quarter of 2003, a 7% increase from the second quarter of 2002, reflecting increased levels of business with many of CMG’s top twenty clients including several clients in the financial services sector as well as revenues resulting from customer care services provided to the United States Postal Service and employee care services provided to the State of Florida. Also contributing to the increase was the July 2002 acquisition of Speech Solutions, a division of iBasis, Inc., which generated revenues of $6.4 in the second quarter of 2003. This was offset by $6.5 in lower revenues associated with the divestiture of two international contact centers. Revenues from communications clients were $226.5, a 1% increase in the second quarter of 2003 over the second quarter of 2002. This reflects 46% growth in services provided to CMG’s largest wireless client, offset by a 34% reduction in spending by CMG’s largest long distance client. Technology service revenues decreased 4% compared to the second quarter of 2002, reflecting a 20% decrease in spending by CMG’s largest software client, offset by higher revenues from CMG’s largest PC client. Revenues from financial services clients increased 53% to $34.8 as a result of an increase in volume from CMG’s three largest clients in the financials services sector. Other revenues increased 28% to $59.4 compared to the prior quarter reflecting revenues generated from outsourcing services provided to the United States Postal Service and State of Florida.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

CMG’s costs of products and services increased 10% from the second quarter of 2002 to $230.6 reflecting the higher volume of revenues and a 3.5% increase in direct labor costs as a percentage of revenue. The increase in direct labor costs as a percentage of revenues resulted from pricing pressure, higher wage, medical and benefit costs, partially offset by lower labor costs incurred as a result of increased utilization of CMG’s offshore contact centers in India. Selling, general and administrative expenses were $72.6 in the second half of 2003, a 13% increase compared to the prior year, reflecting higher medical and pension benefit costs, start-up costs associated with CMG’s expansion of offshore capacity in India and the Philippines and approximately $4 in increased costs incurred in connection with further investment in CMG’s employee care business. This was partially offset by $2.5 in cost savings realized through restructuring activities initiated during the fourth quarter of 2002. CMG’s research and development expenses decreased 50% from the second quarter of 2002 as CMG concentrated more of its technical resources on client service and administration rather than on research and development initiatives.

Operating Income

As a result of the foregoing, CMG’s operating income and margin decreased to $43.8 and 11.9%, down from $45.7 and 13.3% in the second quarter of 2002, respectively.

Six Months Ended June 30, 2003 versus Six Months Ended June 30, 2002

Revenues

CMG’s revenues were $732.3 in the first half of 2003, a 5% increase from the first half of 2002, reflecting increased levels of business with many of CMG’s top twenty clients including several clients in the financial services sector as well as revenues resulting from customer care services provided to the United States Postal Service and employee care services provided to the State of Florida. Also contributing to the increase was the July 2002 acquisition of Speech Solutions, a division of iBasis, Inc., which generated revenues of approximately $12 in the first six months of 2003. This was offset by $13.7 in lower revenues associated with the divestiture of two international contact centers. Revenues from communications clients were $456.4 during the second quarter of 2003, which remained flat compared to the first half of 2002. This reflects 43% growth in services provided to CMG’s largest wireless client, offset by a 28% reduction in spending by CMG’s largest long distance client. Technology service revenues decreased 2% compared to the first half of 2002, reflecting a 22% decrease in spending by CMG’s largest software client, offset by higher revenues from CMG’s largest PC client. Revenues from financial services clients increased 54% to $65.8 as a result of an increase in volume from CMG’s three largest clients in the financials services sector. Other revenues increased 14% compared to the first half of 2002 reflecting revenues generated from outsourcing services provided to the United States Postal Service and State of Florida.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

CMG’s costs of products and services increased 6% from the first half of 2002 to $456.3 reflecting the higher volume of revenues and a 3% increase in direct labor costs as a percentage of revenue. The increase in direct labor costs as a percentage of revenues resulted from pricing pressure, higher wage, medical and benefit costs, partially offset by lower labor costs incurred as a result of increased utilization of CMG’s offshore contact centers in India. Selling, general and administrative expenses were $145.7 in the first six months of 2003, a 10% increase compared to the prior year, reflecting higher medical and pension benefit costs, start-up costs associated with CMG’s expansion of its offshore capacity in India and the Philippines and approximately $7 in increased costs incurred in connection with further investment in CMG’s employee care business. This was partially offset by $3.0 in cost savings realized through restructuring activities initiated during the fourth quarter of 2002. CMG’s research and development expenses decreased 53% to $2.8 from the first six months of 2002 as CMG concentrated more of its technical resources on client service and administration rather than on research and development initiatives.

Operating Income

As a result of the foregoing, CMG’s operating income and margin decreased to $86.8 and 11.9%, down from $89.7 and 12.9% in the first six months of 2002, respectively.

Business Restructuring and Asset Impairment

As discussed more fully in the “Business Restructuring and Asset Impairment” note to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company announced a restructuring plan during the fourth quarter of 2002 in response to continued economic weakness. The restructuring plan includes a reduction in headcount affecting approximately 1,050 professional and administrative employees worldwide and the consolidation or closure of certain CMG and IMG facilities. The Company began the facility closures during the fourth quarter of 2002 and expects to complete them by the end of 2003. The Company began to make the headcount reductions during the fourth quarter of 2002 and expects to complete them by the end of 2003. The restructuring plan resulted in $26.0 of severance costs, $49.5 of facility abandonment costs associated with ongoing lease obligations and $6.7 of asset impairment for the disposal of leasehold improvements and equipment for the facilities that the Company had abandoned by the end of 2002. Additionally, the Company recorded $12.7 in asset impairments, consisting principally of purchased software that the Company will not deploy or further market.

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

These actions are expected to result in cash costs of $86.8, of which the Company had spent $17.9 through the first half of 2003 related principally to facility abandonment costs and severance payments for approximately 900 employees. Except for ongoing facility abandonment, which will be paid over several years as the leases expire, the cash payments will be made throughout 2003. Completion of these actions is expected to result in annual operating expense savings of approximately $80, which should be fully realized during 2004. During the first half of 2003, the Company realized approximately $25 in savings as a result of these initiatives.

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

BUSINESS OUTLOOK

Current economic factors and other events may have a significant impact on the Company’s future period results; for example: the continuing slowness of the global economy; lower spending by telecom carriers; slowing subscriber growth by leading wireless carriers; loss of clients or significant loss of business from a client; and limited new marketing spending by carriers. Additionally, because of increasing competition within the industries in which the Company operates, the trend of granting subscriber and contact rate reductions and cash signing bonuses in exchange for extensions of existing contractual relationships may continue, resulting in a negative near-term impact on the Company’s revenues, operating income and cash flows. The Company, as most other companies, has experienced during the quarter and will continue to see increased costs for wages and benefits, including pension and health care. Furthermore, the Company’s operating margins in the near term, will continue to be challenged as a result of its further investment in its international and employee care operations. This includes expansion of its customer contact center capacity in India and in the Philippines, its billing operations in the Asian Pacific and Latin American regions and its domestic and overseas employee care operations. Additionally, Orange France has suspended their efforts to deploy a new Atlys billing system to handle their 3G service offerings and plans to continue to use their current Convergys billing system. However, this action is not expected to have a material impact on the Company’s revenues and operating results.

For the full year of 2003, CMG revenue could increase 6% to 11% from the 2002 level. Despite growth in revenues, operating margin could be from 11% to 13%, compared to 13% in 2002, as a result of higher pension and healthcare costs, contact center agent wage increases, pricing pressures and start-up costs associated with expansion of CMG’s offshore contact center capacity and employee care operations. CMG third quarter revenue could be up slightly from the second quarter level as revenue from the customer care contract with the United States Postal Service increases and CMG continues to ramp-up its employee care services provided to the State of Florida employees under a seven-year employee care outsourcing arrangement.

For the full year of 2003, IMG revenues could decline 10% to 15% from 2002 levels and operating margin could be approximately 15%. In the third quarter of 2003, IMG’s revenues could remain relatively flat compared to second quarter levels.

The Company expects that the Cellular Partnership will not have a significant impact to net income for the remainder of 2003.

As a result of the factors discussed above, diluted earnings per share for the full year of 2003 should range between $1.05 and $1.20.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

CLIENT CONCENTRATION

The Company’s five largest clients accounted for 52.8% and 55.1% of its revenues for the first six months of 2003 and 2002, respectively. The risk posed by this revenue concentration is reduced somewhat by the long-term contracts the Company has with some of its largest clients. The Company serves AT&T Wireless, its largest client with 20.6% of revenues in the first half of 2003 and Sprint PCS, the Company’s second largest client, under information management and customer management contracts. DIRECTV, the Company’s third largest client in the first half of 2003, is served by the Company under a customer management contract. AT&T, the Company’s fourth largest client, and Comcast, the Company’s fifth largest client in the first half of 2003, are served by the Company under both an information management contract and a customer management contract. Volumes under certain of the Company’s long-term contracts are subject to variation based, among other things, on the clients’ spending on outsourced customer support and subscriber levels.

On June 3, 2003, the Company announced that it had signed an agreement with Sprint PCS to provide functionality that will support the migration of Sprint PCS’s customers from its current Convergys legacy billing system to an in-house system. Convergys believes that Sprint PCS intends to migrate off its current IMG legacy billing system. IMG’s general billing contract with Sprint PCS runs through December 31, 2004. Sprint PCS has until March 31, 2004 to exercise its option to extend this contract. At the present time, IMG continues to process billing and usage for Sprint PCS subscribers. Convergys’ 2003 financial guidance assumes lower revenue from Sprint PCS. In 2002, IMG generated approximately $150 in revenue from Sprint PCS. The existing billing contract provides for a minimum payment from Sprint PCS to Convergys of $40 in 2004.

FINANCIAL CONDITION

Capital Resources

At June 30, 2003, the Company had $171.2 of borrowings outstanding. The Company’s borrowing facilities include a credit facility with $325 in borrowing capacity that expires in July 2005 and a commercial paper program backed by this $325 credit facility. The participating agents in the credit facility include JPMorgan Chase, Citicorp USA, PNC Bank, Bank One, US Bank and The Royal Bank of Scotland. The credit facility includes certain restrictive covenants including maintenance of interest coverage and debt to capitalization ratios. The Company’s interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. The Company’s debt to capitalization ratio cannot be greater than 0.6 to 1.0 at any time. The Company was in compliance with all material covenants as of June 30, 2003. The Company also has a $150 accounts receivable securitization agreement, under which it had sold $150.0 in accounts receivable at June 30, 2003.

The Company had previously leased its office complex in Orlando, Florida from a special purpose entity (Trust), which served as a conduit between an unrelated commercial lender and the Company, under a synthetic lease arrangement. As a result of the Company’s adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51, “Consolidated Financial Statements,” the Company would have been required to consolidate the assets and liabilities of the Trust, which consisted of the office complex and $65 of bank debt used to fund the construction of the office complex, beginning July 1, 2003. In June 2003, Wachovia Development Corporation (“Lessor”), a wholly owned subsidiary of Wachovia Corporation, acquired the office complex for $65, its appraised value, and began leasing it to the Company under a lease that expires June 2010.

The Lessor partially funded the purchase of the office complex with the issuance of $55 in notes sold to two non-affiliated institutional investors. The remaining $10 was funded through a combination of bank debt and equity. Under the lease agreement, which has been classified as an operating lease, the Company’s monthly lease payments consists of a fixed portion (4.07% related to the $55 notes) and a variable portion (LIBOR plus 1.25% for the remaining $10).

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Upon termination or expiration, the Company must either purchase the property from the lessor for $65 or arrange to have the office complex sold to a third party. If the office complex is sold to a third-party at an amount less than the $65 financed by the Lessor, the Company has agreed under a residual value guarantee to pay the Lessor up to $55. If the office complex is sold to a third party for an amount in excess of $65, the Company is entitled to collect the excess.

As of June 30, 2003, the appraised value of the office complex exceeded the Company’s residual value guarantee.

Under the terms of the lease, the Company also provides certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. However, the Company does not expect such amounts, if any, to be material.

The Company has concluded that it is not required to consolidate the Lessor pursuant to Interpretation No. 46 as the Company is not the primary beneficiary. Additionally, the Company is not required to consolidate the office complex and the related lease as the lease does not qualify as a virtual variable interest entity (“silo”).

The Company chose this structure as it provides a cost of financing lower than a traditional mortgage loan or a traditional operating lease.

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of an additional 10 million of its common shares. On April 2, 2003, the Company’s Board of Directors authorized the additional repurchase of up to 10 million of its common shares. During the first half of 2003, the Company repurchased 13.4 million common shares pursuant to these authorizations at prices ranging between $11.43 and $18.20 per share for a total cost of $191.9. Due to timing, $4.8 was settled in early July and, therefore, is reflected as an other current liability as of June 30, 2003.

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

Cash Flows

The Company generated $149.9 and $118.9 in cash flows from operating activities during the first six months of 2003 and 2002, respectively. The Company’s cash flows from operating activities for the first half of 2003 reflect no change in borrowings under its accounts receivable securitization program, compared to a $20.0 repayment during the first six months of 2002.

During the first half of 2003, the Company used $65.2 for investing activities compared to $48.2 in the prior year. The investing activities during the first six months of 2003, reflect the Company’s $14.7 further investment in the Cellular Partnership resulting from capital calls, $3.5 used for the acquisition of Cygent Inc. and $47.0 in capital expenditures. The $48.2 used during the first six months of 2002 was for capital expenditures.

Cash used for financing activities totaled $62.8 during the first six months of 2003 resulting mainly from the $187.1 in cash paid in the first six months of 2003 for shares repurchased pursuant to authorization by the Company’s Board of Directors, partially offset by a $115.9 increase in debt borrowings.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

In connection with its plan to consolidate its Cincinnati, Ohio and Norwood, Ohio based employees into one facility, the Company intends to acquire or arrange for a third party lessor to acquire the Atrium One office building in downtown Cincinnati. The Company anticipates that costs of the project, including the purchase price of the building, building improvements, fixtures, equipment and adjacent land, will total $125 and take approximately three years. The Company is considering directly purchasing the property or leasing it from a third party under a synthetic lease arrangement. The Company believes it has sufficient sources of capital to fund the purchase of the property, if that is the Company’s decision.

The Company anticipates that 5% of its revenues will be invested in capital expenditures, excluding any costs related to the downtown Cincinnati office consolidation, during the second half of 2003. During July 2003, the Company contributed $17.2 to fund its cash balance pension plan in order to satisfy the Company’s ERISA funding requirements for 2003. Additionally in July, the Company invested $5.7 in the Cellular Partnership in response to a capital call. The Company expects that capital contributions or distributions, if any, made during the remainder of 2003 will not exceed $5.0.

Balance Sheet

Accounts receivable increased $2.9 from December 31, 2002 to June 30, 2003. Excluding the effects of the securitization, days sales outstanding of 76 days remained the same as yearend. Days sales outstanding is computed as follows: receivables, net of allowances, plus outstanding receivables sold under securitization divided by average days sales. Average days sales is defined as consolidated revenues for the quarter just ended divided by the number of calendar days in the quarter just ended.

Prepaid expenses and other current assets increased $34.0 largely as a result of an increase in the fair value of an outstanding forward exchange contract, which the Company has designated as a cash flow hedge. Deferred charges increased $36.8 from yearend 2002 due to the capitalization of approximately $50.0 in customer acquisition costs and system implementation costs incurred in connection with the acquisition and extension of outsourcing arrangements, partially offset by amortization.

Payables and other current liabilities increased by $31.8 from December 31, 2002, reflecting the timing of payment of the Company’s taxes and payroll-related costs. Treasury stock increased from December 31, 2002 as the Company repurchased 13.4 million shares during the first six months of 2003 for a total cost of $191.9, $4.8 of which was settled in early July.

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

Form 10-Q Part I	Convergys Corporation

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

At June 30, 2003, the Company had $166.5 in outstanding variable rate borrowings and had sold $150.0 in accounts receivable on a variable rate basis. The carrying amount of the Company’s borrowings reflects fair value due to its short-term and variable interest rate features.

The Company uses cash flow hedges for interest rate exposure. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding cash flow hedges covering interest rate exposure at June 30, 2003.

Based upon the Company’s exposure to variable rate borrowings, a one percent point change in the weighted average interest rate would change the Company’s annual interest expense by approximately $1.7.

Foreign Currency Exchange Rate Risk

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the British Pound, the Indian Rupee, the Euro and the Canadian Dollar. The Company currently uses forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The potential loss in fair value at June 30, 2003 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $41. This loss would be mitigated by corresponding gains on the underlying exposures.

CMG serves an increasing number of its U.S.-based customer management clients using contact center capacity in Canada and in India. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by CMG to operate these non-U.S. contact centers are denominated in Canadian dollars or India Rupees, which represents a foreign exchange exposure to the Company. During the first six months of 2003, the Canadian dollar strengthened from $1.56 per U.S. dollar at December 31, 2002 to $1.35 per U.S. dollar at June 30, 2003. Once translated into U.S. dollars, this resulted in $8 in additional operating expenses, which was mostly offset by gains that resulted from the settlement and maturity of the Company’s Canadian dollar forward exchange contracts. As of June 30, 2003, the Company had open Canadian forward exchange contracts maturing during the second half of 2003, the first half of 2004 and the second half of 2004 with notional values in Canadian dollars of C$178.5, C$170.0 and C$115.5, respectively. The average exchange rates of these forward exchange contracts were $1.55, $1.49 and $1.44, respectively. This compares to an average hedged exchange rate of $1.56 during the first half of 2003.

Form 10-Q Part I	Convergys Corporation

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with other members of senior management, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Sarbanes-Oxley Act) as of the end of the quarter ended June 30, 2003. Based on this review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act, as amended, is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no material changes in the Company’s internal controls or in other factors that could materially affect, or could reasonably be likely to materially affect, those controls subsequent to the date of their evaluation including any corrective actions with regard to material deficiencies and weaknesses.

Form 10-Q Part II

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2003. The Company’s annual meeting of shareholders was held on April 22, 2003 in Cincinnati, Ohio, at which the following matters were submitted to a vote of the shareholders:

(a) Votes regarding the election of four Directors for a term expiring in 2006 were as follows:

	For	Against
John F. Barrett	150,589,420	3,853,091
Joseph E. Gibbs	150,685,013	3,757,498
Steven C. Mason	150,760,105	3,682,406
James F. Orr	150,075,845	4,366,666

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Term expiring in 2004:	Gary C. Butler Roger L. Howe Philip A. Odeen James A. Zimmerman

Term expiring in 2005:	David B. Dillon Eric C. Fast Sidney A. Ribeau

(b)	Votes on a shareholder proposal to establish a policy of expensing the costs of all future stock options issued by the Company:

For Against Abstentions Broker non-votes	51,299,075 53,122,839 3,680,297 46,340,300

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

The following is filed as an Exhibit to Part I of this Form 10-Q:

Exhibit Number
10.1	Participation Agreement between Convergys Corporation, Various Guarantors and Wachovia Development Corporation as of June 30, 2003.

10.2	Amended and Restated Lease Agreement between Wachovia Development Corporation and Convergys Corporation as of June 30, 2003.

Form 10-Q Part II

Exhibit Number
10.3	Security Agreement between Wachovia Development Corporation and Wachovia Bank, National Association and accepted and agreed to by Convergys Corporation as of June 30, 2003.

10.4	Assignment and Recharacterization Agreement between Convergys Corporation, Wells Fargo Bank Northwest, National Association, Bank of America, N.A.

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

31.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On April 18, 2003, the Company announced the settlement of a lawsuit against its Cellular Partnership, which would lower earnings by approximately $0.04 per diluted common share.

On April 22, 2003, the Board of Directors authorized the Company to expand its corporate common stock repurchase program from 25 million shares to 35 million shares.

On April 22, 2003, the Company reported its results for the first quarter ended March 31, 2003.

On June 3, 2003, the Company announced an agreement with Sprint Spectrum LP to provide functionality that will support the migration of Sprint PCS’s customers from Convergys’s billing system to an in-house system at Sprint.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONVERGYS CORPORATION

Date: August 12, 2003	/s/ STEVEN G. ROLLS
Steven G. Rolls Chief Financial Officer