Form 10-Q
period 2003-09-30
CONVERGYS CORP
filed 2003-11-12
CIK 1062047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 1-14379

CONVERGYS CORPORATION

Incorporated under the laws of the State of Ohio

201 East Fourth Street, Cincinnati, Ohio 45202

I.R.S. Employer Identification Number 31-1598292

Telephone - Area Code (513) 723-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.

At October 31, 2003, 174,432,941 Common Shares were outstanding, of which 31,386,257 were held in Treasury.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1934). Yes  ☒  No  ☐

PART I – FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Amounts in Millions, Except Per Share Amounts)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2003	2002	2003	2002
Revenues	$570.7	$561.2	$1,694.3	$1,721.4

Costs and Expenses
Cost of providing services and products sold	329.8	308.1	976.0	949.1
Selling, general and administrative	113.7	97.7	342.1	300.6
Research and development costs	22.9	29.8	69.6	85.2
Depreciation	26.4	32.1	81.6	92.9
Amortization	3.7	3.7	11.3	10.8

Total costs and expenses	496.5	471.4	1,480.6	1,438.6

Operating Income	74.2	89.8	213.7	282.8

Equity in Earnings (Losses) of Cellular Partnership	0.2	1.0	(11.0)	4.9
Other Income (Expense), net	(0.7)	(0.8)	(2.7)	(2.1)
Interest Expense	(1.8)	(3.1)	(5.0)	(9.0)

Income Before Income Taxes	71.9	86.9	195.0	276.6
Income Taxes	26.4	31.3	71.8	102.3

Net Income	$45.5	$55.6	$123.2	$174.3

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	$(1.7)	$(3.9)	$12.1	$5.0
Unrealized gain (loss) on cash flow hedging	(5.3)	(3.2)	13.9	3.5

Total other comprehensive income (loss)	(7.0)	(7.1)	26.0	8.5

Comprehensive Income	$38.5	$48.5	$149.2	$182.8

Earnings Per Common Share
Basic	$0.32	$0.34	$0.84	$1.05

Diluted	$0.31	$0.34	$0.82	$1.03

Average Common Shares Outstanding
Basic	141.6	161.3	146.9	165.6
Diluted	145.2	163.7	150.0	169.0

See Notes to Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Millions)

	September 30, 2003	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$48.7	$12.2
Receivables, less allowances of $20.6 and $15.7	289.2	315.2
Deferred income tax benefits	25.4	41.2
Prepaid expenses and other current assets	62.1	49.6

Total current assets	425.4	418.2
Property and equipment – net	284.8	298.0
Goodwill – net	711.9	698.8
Other intangibles – net	25.2	32.5
Investment in Cellular Partnership	46.4	38.1
Deferred charges	145.4	95.1
Other assets	52.4	38.8

Total Assets	$1,691.5	$1,619.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt maturing within one year	$97.0	$50.7
Payables and other current liabilities	453.9	411.3

Total current liabilities	550.9	462.0
Long-term debt	8.1	4.6
Other long-term liabilities	39.5	26.6

Total liabilities	598.5	493.2

Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized	—	—
Common shares – without par value, 500.0 authorized; 174.4 and 173.4 issued and outstanding	206.0	206.0
Additional paid-in capital	629.4	616.0
Treasury shares – 31.4 shares in 2003 and 17.8 in 2002	(547.0)	(351.1)
Retained earnings	787.0	663.8
Accumulated other comprehensive income (loss)	17.6	(8.4)

Total shareholders’ equity	1,093.0	1,126.3

Total Liabilities and Shareholders’ Equity	$1,691.5	$1,619.5

See Notes to Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Millions)

	Nine Months Ended Sept. 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$123.2	$174.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92.9	103.7
Deferred income tax expense	7.8	18.6
Cellular Partnership distributions in excess of (less than) earnings	12.1	(1.3)
Income tax benefit from stock option exercises	1.1	3.4
Proceeds from receivables securitization, net	—	80.0
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in receivables	26.0	5.8
Decrease (increase) in prepaid expenses and other current assets	13.5	(10.4)
Increase in deferred charges	(50.3)	(0.3)
Decrease (increase) in other assets	(13.6)	4.2
Increase (decrease) in payables and other current liabilities	51.5	(20.8)
Other, net	3.8	(0.1)

Net cash provided by operating activities	268.0	357.1

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(73.8)	(80.1)
Investment in Cellular Partnership	(20.4)	—
Acquisitions, net of cash acquired	(3.5)	(28.4)

Net cash used in investing activities	(97.7)	(108.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (repayments) of debt, net	49.8	(3.3)
Purchase of treasury shares	(195.9)	(260.8)
Issuance of common shares	12.3	16.1

Net cash used in financing activities	(133.8)	(248.0)

Net increase in cash and cash equivalents	36.5	0.6
Cash and cash equivalents at beginning of period	12.2	41.1

Cash and cash equivalents at end of period	$48.7	$41.7

See Notes to Financial Statements.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(1)	BACKGROUND AND BASIS OF PRESENTATION

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

In May 2003, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 03-04, “Determining the Classification and Benefit Attribution Method for a ‘Cash Balance’ Pension Plan,” to specifically address the accounting for certain cash balance pension plans. EITF 03-04 requires certain cash balance pension plans to be accounted for as defined benefit plans. For cash balance plans described in the consensus, the consensus also requires the use of the traditional unit credit method for purposes of measuring the benefit obligation and annual cost of benefits earned as opposed to the projected unit credit method. The Company has historically accounted for its cash balance plan as a defined benefit plan; however, the Company is required to adopt the measurement provisions of EITF 03-04 at its cash balance plan’s next measurement date of January 1, 2004. The Company does not believe that the adoption of EITF 03-04 will have a material effect on its financial position, results of operations or cash flows.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51, “Consolidated Financial Statements.” Interpretation No. 46 changes the criteria used by companies in deciding whether it is required to consolidate another entity. The adoption of Interpretation No. 46 had no impact on the Company’s results of operations or financial condition. As discussed further in Note 9, the Company previously leased its Orlando, Florida office complex from a special purpose entity (Trust), which the Company would have been required to consolidate beginning July 1, 2003. In June 2003, Wachovia Development Corporation, a wholly owned subsidiary of Wachovia Corporation, acquired the office complex and began leasing it to the Company under a synthetic lease agreement that expires June 2010. The Company has concluded that it is not required to consolidate the related assets and liabilities pursuant to Interpretation No. 46.

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

In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” providing further guidance on how to account for multiple element contracts. The Company adopted the provisions of EITF 00-21 effective July 1, 2003, without material impact on its financial statements.

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

As discussed more fully in the “Business Restructuring and Asset Impairment” note to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company announced a restructuring plan during the fourth quarter of 2002 in response to continued economic weakness. The restructuring plan includes a reduction in headcount affecting approximately 1,050 professional and administrative employees worldwide and the consolidation or closure of certain CMG and IMG facilities. The Company began the facility closures and headcount reductions during the fourth quarter of 2002 and expects to be substantially complete by the end of 2003. The restructuring plan resulted in $26.0 of severance costs, $49.5 of facility abandonment costs associated with ongoing lease obligations and $6.7 of asset impairment for the disposal of leasehold improvements and equipment for the facilities that the Company had abandoned by the end of 2002. Additionally, the Company recorded $12.7 in asset impairments, consisting principally of purchased software that the Company will not deploy or further market.

During the fourth quarter of 2002, CMG also recorded $12.8 of additional facility abandonment costs associated with the contact centers that were closed in connection with the restructuring plan initiated by CMG during the third quarter of 2001.

The facility abandonment component of the charge is equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. The Company has used estimates, based on consultation with real estate advisors, to arrive at the proceeds from any future sublease agreements. The Company will continue to evaluate its estimates in recording the facilities abandonment charge. Consequently, there may be additional charges or credits in the future.

These actions are expected to result in cash costs of $86.8, of which the Company had spent $23.5 through the first nine months of 2003 related principally to facility abandonment costs and severance payments for approximately 950 employees. Including the 950 redundancies made through September 2003, these initiatives are expected to result in approximately 1,350 headcount reductions compared with the 1,050 that were originally planned. Despite the higher number of redundancies, the average severance payment per employee has been lower due to a lower mix of redundancies of higher paid employees. As a result, the Company does not expect the total severance costs to exceed the $26.0 severance charge. Except for approximately $55 of ongoing facility abandonment costs, which will be paid over several years as the leases expire, the remaining cash payments will be made in the fourth quarter of 2003.

Restructuring liability activity for the 2002 and 2001 plans combined consisted of the following:

	2003	2002
Balance at January 1	$89.6	$13.7
Severance payments	(15.6)	(1.4)
Lease termination payments	(7.9)	(4.5)
Other	1.0	(1.2)

Balance at September 30	$67.1	$6.6

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, the Company adopted, on a prospective basis, Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill. Upon adoption of SFAS No. 142, the Company performed an initial impairment test of its goodwill and determined that no goodwill impairment existed. Under SFAS No. 142, goodwill will be tested for impairment at least annually or more frequently if an event occurs which indicates that goodwill may be impaired. The Company performed its annual impairment tests during the fourth quarter of 2002 and concluded that no goodwill impairment existed. Goodwill, net increased to $711.9 at September 30, 2003, from $698.8 at December 31, 2002, resulting from changes in foreign currency translation adjustments and goodwill acquired.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

As of September 30, 2003, the Company’s other intangible assets acquired through business combinations consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$29.9	$(20.9)	$9.0
Contracts and other intangibles	74.7	(49.5)	25.2

Total	$104.6	$(70.4)	$34.2

Intangible amortization expense for the nine-month periods ended September 30, 2003 and September 30, 2002 was $11.3 and $10.8, and is estimated to be approximately $15 for the year ending December 31, 2003. Estimated intangible amortization expense for the four subsequent fiscal years is as follows:

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

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of 10 million of its common shares. On April 2, 2003, the Company’s Board of Directors authorized the additional repurchase of up to 10 million of its common shares. During the first nine months of 2003, the Company repurchased 13.6 million common shares pursuant to these authorizations at prices ranging between $11.43 and $18.20 per share for a total cost of $195.9.

On January 18, 2002, the Company’s Board of Directors authorized the repurchase of up to 10 million of its common shares. The number of shares authorized for repurchase was increased to 15 million on July 23, 2002. During the first nine months of 2002, the Company repurchased 13.7 million common shares pursuant to these authorizations for a total cost of $263.9, $3.1 of which was settled in early October 2002. The remaining 1.3 million shares authorized were purchased during the last three months of 2002 for a total cost of $18.3.

(7)	STOCK-BASED COMPENSATION PLANS

At September 30, 2003, the Company had authorized 38 million common shares for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan (Convergys LTIP), as amended on February 26, 2002. The Convergys LTIP provides for the issuance of stock options and other stock-based awards to certain employees. In general, stock options are granted with exercise prices that are no less than market value of the stock at the grant date, have a ten-year term and have vesting terms of three to four years. Convergys accounts for its stock-based compensation plan under the intrinsic value method of accounting as defined by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

The Convergys LTIP also permits the granting of other restricted stock awards, which generally have vesting terms of three to five years. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares, including dividends, if any, and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

The Company’s operating results for the three- and nine-month periods ended September 30, 2003 and September 30, 2002 reflect the recognition of $2.1 and $7.0, and $2.6 and $7.7, respectively, in compensation expense related to restricted stock. Additionally, the Company’s operating results for the three- and nine-month periods ended September 30, 2003 and September 30, 2002 reflect the recognition of $0.6 and $1.8, and $0.6 and $1.7, respectively, in compensation expense related to the options outstanding in connection with the Geneva acquisition in April 2001.

The effect on net income and earnings per share if the Company had accounted for stock options under the fair value method of accounting under SFAS No. 123, as amended by SFAS No. 148, is as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Amounts in millions	2003	2002	2003	2002
Net income, as reported	$45.5	$55.6	$123.2	$174.3
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8.6)	(10.9)	(31.3)	(32.8)

Pro forma net income	$36.9	$44.7	$91.9	$141.5
Earnings per share:
Basic – as reported	$0.32	$0.34	$0.84	$1.05
Basic – pro forma	$0.26	$0.28	$0.63	$0.85

Diluted – as reported	$0.31	$0.34	$0.82	$1.03
Diluted – pro forma	$0.25	$0.27	$0.61	$0.84

The weighted average fair value on the date of grant for the Convergys options granted during the nine months ended September 30, 2003 and September 30, 2002 was $4.91 and $13.73, respectively. Such amounts were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30,
	2003	2002
Expected volatility	48.7%	42.5%
Risk free interest rate	2.8%	4.5%
Expected holding period, in years	4	4

(8)	SIGNIFICANT CUSTOMERS

Both of the Company’s segments derive significant revenues from AT&T Wireless Services, Inc. (AT&T Wireless) and AT&T Corporation (AT&T).

Revenues from AT&T Wireless were 20.9% and 19.1% of the Company’s consolidated revenues for the nine-month periods ended September 30, 2003 and September 30, 2002, respectively. Related accounts receivable from AT&T Wireless totaled $72.6 and $75.2 at September 30, 2003 and December 31, 2002, respectively.

Revenues from AT&T were less than 10% of the Company’s consolidated revenues for the nine-month period ended September 30, 2003. Revenues from AT&T were 10.7% of the Company’s consolidated revenues for the nine-month period ended September 30, 2002.

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

The Company has been named as a defendant in a class action lawsuit filed by former employees of Telesens against Telesens (in receivership) and the three individual receivers (Receivers). The former employees were made redundant by the Receivers prior to the acquisition of Telesens’ assets by the Company. The action seeks damages of approximately $14. A hearing is scheduled for November 12-14 in Glasgow, Scotland to determine whether the Company is properly named as a defendant to this action. The Company intends to vigorously defend against the action. In the event of an adverse judgment, the Company believes that the results of the claim would not have a materially adverse effect on the Company’s financial condition.

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

The Lessor partially funded the purchase of the office complex with the issuance of $55 in notes sold to two non-affiliated institutional investors. The remaining $10 was funded through a combination of bank debt and equity. Under the lease agreement, which has been classified as an operating lease, the Company’s monthly lease payments include a fixed and variable component.

Upon termination or expiration, the Company must either purchase the property from the lessor for $65 or arrange to have the office complex sold to a third party. If the office complex is sold to a third-party for an amount less than the $65 financed by the Lessor, the Company has agreed under a residual value guarantee to pay the Lessor up to $55. If the office complex is sold to a third party for an amount in excess of $65, the Company is entitled to collect the excess. The Company recognized a liability of approximately $5 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. The Company has recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which will be amortized to rental expense over the lease term. The liability is assessed and adjusted to fair value as necessary.

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

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2003	2002	2003	2002
Revenues:
IMG	$190.1	$227.2	$583.6	$695.2
CMG	381.8	336.6	1,114.1	1,034.3
Less: intersegment	(1.2)	(2.6)	(3.4)	(8.1)

	$570.7	$561.2	$1,694.3	$1,721.4

Depreciation:
IMG	$7.3	$11.6	$22.8	$32.6
CMG	17.3	18.4	53.6	54.4
Corporate	1.8	2.1	5.2	5.9

	$26.4	$32.1	$81.6	$92.9

Amortization:
IMG	$1.5	$1.7	$4.7	$4.5
CMG	2.2	2.0	6.6	6.3

	$3.7	$3.7	$11.3	$10.8

Operating Income (Loss):
IMG	$29.0	$46.4	$86.3	$153.2
CMG	46.3	44.1	133.1	133.8
Corporate	(1.1)	(0.7)	(5.7)	(4.2)

	$74.2	$89.8	$213.7	$282.8

Capital Expenditures:
IMG	$6.2	$6.8	$15.9	$31.0
CMG	14.6	17.5	41.6	37.6
Corporate	6.0	7.6	16.3	11.5

	$26.8	$31.9	$73.8	$80.1

			At Sept. 30, 2003	At Dec. 31, 2002
Goodwill:
IMG			$162.3	$156.2
CMG			549.6	542.6

			$711.9	$698.8

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(11)	EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Three Months Ended September 30,	Net Income	Shares	Per Share Amount

2003
Basic EPS	$45.5	141.6	$0.32
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.6	(0.01)

Diluted EPS	$45.5	145.2	$0.31

Nine Months Ended September 30,

2003
Basic EPS	$123.2	146.9	$0.84
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.1	(0.02)

Diluted EPS	$123.2	150.0	$0.82

Three Months Ended September 30,

2002
Basic EPS	$55.6	161.3	$0.34
Effect of dilutive securities:
Stock-based compensation arrangements	—	2.4	—

Diluted EPS	$55.6	163.7	$0.34

Nine Months Ended September 30,

2002
Basic EPS	$174.3	165.6	$1.05
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.4	(0.02)

Diluted EPS	$174.3	169.0	$1.03

The diluted EPS calculation for the nine months ended September 30, 2003 and September 30, 2002 excludes the effect of 11.8 million and 13.2 million outstanding stock options, respectively, because they are anti-dilutive.

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

Consolidated Overview

Three Months Ended September 30, 2003 versus Three Months Ended September 30, 2002

The Company’s revenues for the third quarter of 2003 totaled $570.7, a 2% increase from the third quarter of 2002. The revenue increase is attributable to a 13% increase in CMG revenues, offset by a 16% decrease at IMG. The Company’s operating income was $74.2 in the third quarter of 2003 versus $89.8 in the prior year. This 17% decrease reflects a change in revenue mix, a $21.7 increase in costs of providing services and products sold and a $16.0 increase in selling, general and administrative expenses. Partially offsetting these items were $6.9 in lower research and development costs and $5.7 in lower depreciation.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

The increase in costs of products and services reflects higher direct labor costs and sales volume at CMG, partially offset by the impact of lower IMG revenues and savings that resulted from the restructuring actions that the Company initiated during the fourth quarter of 2002. As a percentage of revenues, costs of products and services increased to 57.8% during the third quarter of 2003 versus 54.9% in the same period last year. The increase in selling, general and administrative expenses, which as a percentage of revenues increased to 19.9% during the third quarter of 2003 versus 17.4% in the prior year, reflects higher medical and benefit costs and further expansion in IMG’s international operations and in CMG’s employee care operations. Research and development expenses decreased as a result of lower spending at both IMG and CMG. The decrease in depreciation expense was principally due to a recent slowdown in capital expenditures at IMG.

The Cellular Partnership generated equity income of $0.2 compared with $1.0 during the three months ended September 30, 2002, reflecting a year-over-year increase in operating costs.

Interest expense decreased 42% in the third quarter of 2003 from the third quarter of 2002, resulting from lower interest rates. The Company’s effective tax rate was 36.8% for the three months ended September 30, 2003 versus 36.0% during the three months ended September 30, 2002.

Net income in the third quarter of 2003 was $45.5, an 18% decrease from $55.6 in the third quarter of 2002. As a result of the Company’s 2002 and first nine months of 2003 share repurchases, earnings per diluted share decreased by only 9% to $0.31 from $0.34 in the third quarter of 2002.

Nine Months Ended September 30, 2003 versus Nine Months Ended September 30, 2002

The Company’s revenues for the first nine months of 2003 totaled $1,694.3, a 2% decrease from the first nine months of 2002. The revenue decrease is attributable to a 16% decrease in IMG revenues, offset by an 8% increase at CMG. The Company’s operating income was $213.7 in the first nine months of 2003 versus $282.8 in the prior year. This 24% decrease reflects the change in revenue mix, a $26.9 increase in the costs of providing services and a $41.5 increase in selling, general and administrative expenses. Partially offsetting these items were $15.6 in lower research and development costs and $11.3 in lower depreciation.

The increase in costs of products and services was principally due to higher direct labor costs and sales volume at CMG, partially offset by the impact of lower IMG revenues and savings that resulted from the restructuring actions that the Company initiated during the fourth quarter of 2002. As a percentage of revenues, costs of products and services increased to 57.6% during the first nine months of 2003 from 55.1% in the prior year. The increase in selling, general and administrative expenses, which as a percentage of revenues increased to 20.2% during the nine months ended September 30, 2003 versus 17.5% in the prior year, reflects higher medical and benefit costs and further expansion in IMG’s international operations and in CMG’s employee care operations. Research and development expenses decreased as a result of lower spending at both IMG and CMG. The decrease in depreciation expense was principally due to a recent slowdown in capital expenditures at IMG.

During the first quarter of 2003, the general partner of the Cellular Partnership settled a lawsuit against the Cellular Partnership for $22.0. The Company’s share of this loss was $9.9, which it recorded as a loss from its equity investment in the partnership. Including this settlement, the Cellular Partnership incurred an equity loss of $11.0 in the first nine months of 2003 versus earnings of $4.9 in the first nine months of 2002.

Interest expense decreased 44% in the first nine months of 2003 from the first nine months of 2002, resulting from lower interest rates. The Company’s effective tax rate was 36.8% for the nine months ended September 30, 2003 versus 37.0% during the nine months ended September 30, 2002.

Net income in the first nine months of 2003 was $123.2, a 29% decrease from $174.3 in the first nine months of 2002. As a result of the Company’s 2002 and first nine months of 2003 share repurchases, earnings per diluted share decreased by only 20% to $0.82 from $1.03 in the first nine months of 2002. This includes the $9.9 ($6.4 after tax or $0.04 per diluted share) equity loss resulting from the Cellular Partnership settlement in the first quarter of 2003.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

INFORMATION MANAGEMENT

(Dollars in Millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	2002	Change	%	2003	2002	Change	%
Revenues:
Data processing	$109.3	$135.5	$(26.2)	(19)	$339.9	$408.5	$(68.6)	(17)
Professional and consulting	25.0	37.1	(12.1)	(33)	78.4	140.7	(62.3)	(44)
License and other	12.9	17.8	(4.9)	(28)	41.9	43.1	(1.2)	(3)
International	41.7	34.2	7.5	22	120.0	94.8	25.2	27

External revenues	188.9	224.6	(35.7)	(16)	580.2	687.1	(106.9)	(16)
Intercompany services	1.2	2.6	(1.4)	(54)	3.4	8.1	(4.7)	(58)

Total revenues	190.1	227.2	(37.1)	(16)	583.6	695.2	(111.6)	(16)

Costs of products and services	91.5	104.5	(13.0)	(12)	284.7	321.8	(37.1)	(12)
Selling, general and administrative expenses	39.5	35.5	4.0	11	119.9	106.1	13.8	13
Research and development costs	21.3	27.5	(6.2)	(23)	65.2	77.0	(11.8)	(15)
Depreciation	7.3	11.6	(4.3)	(37)	22.8	32.6	(9.8)	(30)
Amortization	1.5	1.7	(0.2)	(12)	4.7	4.5	0.2	4

Total costs	161.1	180.8	(19.7)	(11)	497.3	542.0	(44.7)	(8)

Operating income	$29.0	$46.4	$(17.4)	(38)	$86.3	$153.2	$(66.9)	(44)

Three Months Ended September 30, 2003 versus Three Months Ended September 30, 2002

Revenues

Although the global environment for IMG’s business does not appear to be getting worse, it remains challenging. This has led to the deferral of billing system buying decisions and delays in implementation of purchased systems by many carriers as well as increased pricing pressure. Additionally, wireless subscriber growth has slowed from prior years and the rollout of advanced 3G services continues to be delayed. Excluding intercompany activity, IMG’s external revenues were $188.9 for the third quarter of 2003, a 16% decrease from the third quarter of 2002. Data processing revenues decreased 19% in the third quarter of 2003 from the third quarter of 2002, reflecting an 8% decrease in the number of quarter-over-quarter wireless subscribers processed, a lower wireless average per subscriber processing rate and a decrease in wireline data processing revenues. The decrease in wireless subscribers resulted from subscribers transferred off IMG’s system to client’s in-house systems during the third quarter of 2002 and the second quarter of 2003, partially offset by slight subscriber growth by IMG’s other wireless clients. Wireless average per subscriber processing rates decreased due to contractual subscriber rate reductions, an increase in amortization of client acquisition costs and a change in mix to a greater proportion of business with IMG’s larger clients, for whom the Company charged lower rates due to their significantly higher volumes.

Professional and consulting revenues for the third quarter of 2003 decreased 33% from the third quarter of 2002 as a result of decreased enhancement requests and implementations of new systems from its cable and wireless clients. IMG’s license and other revenues decreased 28% to $12.9 in the third quarter of 2003 as a result of a large up-front license recognized in the prior year in connection with one of Convergys’s largest cable clients. IMG’s international revenues increased 22% to $41.7, reflecting combined growth of approximately $10 from IMG’s expansion in the Asian Pacific and Latin American markets. This was partially offset by lower revenues resulting from the suspension of Orange France’s Atlys implementation.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

IMG’s costs of products and services decreased 12% to $91.5 in the third quarter of 2003 from the third quarter of 2002 reflecting the impact of lower revenues and approximately $10 in savings resulting from the fourth quarter restructuring actions. Selling, general and administrative expenses increased 11%, reflecting IMG’s further expansion in its international operations, particularly in the Asian Pacific market, as well as increased benefit costs. Research and development expenses decreased 23% reflecting savings resulting from the restructuring initiatives, as well as ongoing convergence of IMG’s billing platforms. Depreciation expense decreased 37% reflecting a recent slowdown in capital expenditures, $0.6 in lower depreciation resulting from assets that were disposed during the fourth quarter of 2002 and $0.6 of depreciation related to assets that were transferred from IMG to Corporate at the beginning of 2003.

Operating Margin

As a result of the foregoing, operating income and operating margin decreased to $29.0 and 15.4% from $46.4 and 20.7% in the prior year.

Nine Months Ended September 30, 2003 versus Nine Months Ended September 30, 2002

Revenues

Excluding intercompany activity, IMG’s external revenues were $580.2 for the first nine months of 2003, a 16% decrease from the first nine months of 2002. Data processing revenues decreased 17% in the first nine months of 2003 from the first nine months of 2002, reflecting a 7% decrease in the number of year-over-year wireless subscribers processed, a lower wireless average per subscriber processing rates and a decrease in wireline revenues. This was partially offset by a 23% increase in cable data processing revenues. The decrease in wireless subscribers resulted from subscribers transferred off IMG’s system to client’s in-house systems during the third quarter of 2002 and the second quarter of 2003, partially offset by slow subscriber growth by IMG’s other wireless clients. Wireless average per subscriber processing rates decreased due to contractual subscriber rate reductions, increased amortization of client acquisition costs and a change in mix to a greater proportion of business with IMG’s larger clients, for whom the Company charged lower rates due to their significantly higher volumes.

Professional and consulting revenues for the first nine months of 2003 decreased 44% from the first nine months of 2002 as a result of decreased enhancement requests and implementations of new systems from its wireless and cable clients. IMG’s license and other revenues decreased 3% to $41.9 in the first nine months of 2003, reflecting a large up-front license recognized in the third quarter of 2002 in connection with the expansion of a significant cable client. IMG’s international revenues increased 27% to $120.0, reflecting combined revenue growth of approximately $28 resulting from the July 2002 acquisition of Telesens and IMG’s expansion in the Asian Pacific and Latin American regions.

Costs and Expenses

IMG’s costs of products and services decreased 12% to $284.7 in the first nine months of 2003 from the first nine months of 2002, reflecting lower revenues and approximately $25 in savings resulting from the fourth quarter restructuring actions. Selling, general and administrative expenses increased 13%, reflecting IMG’s further expansion in its international operations, particularly in the Asian Pacific market, as well as increased benefit costs. Research and development expenses decreased 15% reflecting savings resulting from the restructuring initiatives, as well as ongoing convergence of IMG’s billing platforms. Depreciation expense decreased 30% reflecting a recent slowdown in capital expenditures, $1.9 in lower depreciation resulting from assets that were disposed of during the fourth quarter of 2002 and $1.5 of depreciation related to assets that were transferred from IMG to Corporate at the beginning of 2003.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Operating Margin

As a result of the foregoing, operating income and operating margin decreased to $86.3 and 14.9% from $153.2 and 22.3% in the prior year.

CUSTOMER MANAGEMENT

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Millions)	2003	2002	Change	%	2003	2002	Change	%
Revenues:
Communications	$225.8	$220.2	$5.6	3	$682.2	$676.1	$6.1	1
Technology	45.2	49.6	(4.4)	(9)	147.2	153.6	(6.4)	(4)
Financial services	36.5	26.5	10.0	38	102.3	69.1	33.2	48
Other	74.3	40.3	34.0	84	182.4	135.5	46.9	35

Total revenues	381.8	336.6	45.2	13	1,114.1	1,034.3	79.8	8

Costs of products and services	239.5	206.2	33.3	16	695.8	635.4	60.4	10
Selling, general and administrative expenses	74.9	63.6	11.3	18	220.6	196.2	24.4	12
Research and development costs	1.6	2.3	(0.7)	(30)	4.4	8.2	(3.8)	(46)
Depreciation	17.3	18.4	(1.1)	(6)	53.6	54.4	(0.8)	(1)
Amortization	2.2	2.0	0.2	10	6.6	6.3	0.3	5

Total costs	335.5	292.5	43.0	15	981.0	900.5	80.5	9

Operating income	$46.3	$44.1	$2.2	5	$133.1	$133.8	$(0.7)	(1)

Three Months Ended September 30, 2003 versus Three Months Ended September 30, 2002

Revenues

CMG’s revenues were $381.8 in the third quarter of 2003, a 13% increase from the third quarter of 2002, reflecting increased levels of business with many of CMG’s top twenty clients including several clients in the financial services sector as well as revenues resulting from customer care services provided to the United States Postal Service and employee care services provided to the State of Florida. Revenues from communications clients were $225.8, a 3% increase in the third quarter of 2003 over the third quarter of 2002. This reflects 42% growth in services provided to CMG’s largest wireless client, offset by a 38% reduction in spending by CMG’s largest wireline long distance client. Technology service revenues decreased 9% compared to the third quarter of 2002, reflecting reduced spending by CMG’s largest software client and largest PC client. Revenues from financial services clients increased 38% to $36.5 as a result of an increase in volume from three of CMG’s largest clients in the financials services sector. Other revenues increased 84% to $74.3 compared to the third quarter of 2002, reflecting revenues generated from outsourcing services provided to the United States Postal Service and State of Florida.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

CMG’s costs of products and services increased 16% from the third quarter of 2002 to $239.5 reflecting the higher volume of revenues and an approximate 2% increase in direct labor costs as a percentage of revenue. The increase in direct labor costs as a percentage of revenues resulted from pricing pressure and higher wage, medical and benefit costs, partially offset by lower labor costs incurred as a result of increased utilization of CMG’s offshore contact centers in India. Selling, general and administrative expenses were $74.9 in the third quarter of 2003, an 18% increase compared to the prior year, reflecting higher benefit costs, start-up costs associated with CMG’s expansion of offshore capacity in India and the Philippines and approximately $6 in increased costs incurred in connection with further investment in CMG’s employee care business. This was partially offset by $2.5 in cost savings realized through restructuring activities initiated during the fourth quarter of 2002. CMG’s research and development expenses decreased 30% from the third quarter of 2002 as CMG concentrated more of its technical resources on client service and administration rather than on research and development initiatives.

Operating Income

As a result of the foregoing, CMG’s operating income increased to $46.3 from $44.1 in the third quarter of 2002, while operating margin decreased to 12.1% from 13.1%.

Nine Months Ended September 30, 2003 versus Nine Months Ended September 30, 2002

Revenues

CMG’s revenues were $1,114.1 in the first nine months of 2003, an 8% increase from the first nine months of 2002, reflecting increased levels of business with many of CMG’s top twenty clients. This included several clients in the financial services sector as well as revenues resulting from customer care services provided to the United States Postal Service and employee care services provided to the State of Florida. Also contributing to the increase was the July 2002 acquisition of Speech Solutions, a division of iBasis, Inc., which generated revenues of approximately $17 in the first nine months of 2003 compared to $5.0 recognized from the date of acquisition through September 30, 2002. This was offset by $15.4 in lower revenues associated with the divestiture of two international contact centers in 2002. Revenues from communications clients were $682.2 during the third quarter of 2003, an increase of 1% compared to the first nine months of 2002. This reflects 43% growth in services provided to CMG’s largest wireless client, offset by a 31% reduction in spending by CMG’s largest long distance client. Technology service revenues decreased 4% compared to the first nine months of 2002, reflecting a 19% decrease in spending by CMG’s largest software client, offset by higher revenues from CMG’s largest PC client. Revenues from financial services clients increased 48% to $102.3 as a result of an increase in volume from three of CMG’s largest clients in the financials services sector. Other revenues increased 35% compared to the first nine months of 2002 reflecting revenues generated from outsourcing services provided to the United States Postal Service and State of Florida.

Costs and Expenses

CMG’s costs of products and services increased 10% from the first nine months of 2002 to $695.8 reflecting the higher volume of revenues and an approximate 2% increase in direct labor costs as a percentage of revenue. The increase in direct labor costs as a percentage of revenues resulted from pricing pressure and higher wage, medical and benefit costs, partially offset by lower labor costs incurred as a result of increased utilization of CMG’s offshore contact centers in India. Selling, general and administrative expenses were $220.6 in the first nine months of 2003, a 12% increase compared to the prior year, reflecting higher medical and pension benefit costs, start-up costs associated with CMG’s expansion of its offshore capacity in India and the Philippines and approximately $13 in increased costs incurred in connection with further investment in CMG’s employee care business. This was partially offset by $5.5 in cost savings realized through restructuring activities initiated during the fourth quarter of 2002. CMG’s research and development expenses decreased 46% to $4.4 from the first nine months of 2002 as CMG concentrated more of its technical resources on client service and administration rather than on research and development initiatives.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Operating Income

As a result of the foregoing, CMG’s operating income and margin decreased to $133.1 and 11.9%, down from $133.8 and 12.9% in the first nine months of 2002, respectively.

Business Restructuring and Asset Impairment

As discussed more fully in the “Business Restructuring and Asset Impairment” note to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company announced a restructuring plan during the fourth quarter of 2002 in response to continued economic weakness. The restructuring plan includes a reduction in headcount affecting approximately 1,050 professional and administrative employees worldwide and the consolidation or closure of certain CMG and IMG facilities. The Company began the facility closures and headcount reductions during the fourth quarter of 2002 and expects to be substantially complete by the end of 2003. The restructuring plan resulted in $26.0 of severance costs, $49.5 of facility abandonment costs associated with ongoing lease obligations and $6.7 of asset impairment for the disposal of leasehold improvements and equipment for the facilities that the Company had abandoned by the end of 2002. Additionally, the Company recorded $12.7 in asset impairments, consisting principally of purchased software that the Company will not deploy or further market.

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

These actions are expected to result in cash costs of $86.8, of which the Company had spent $23.5 through the first nine months of 2003 related principally to facility abandonment costs and severance payments. Including the 950 redundancies made through September 2003, these initiatives are expected to result in approximately 1,350 headcount reductions compared with the 1,050 that were originally planned. Despite the higher number of redundancies, the average severance payment per employee has been lower due to a lower mix of redundancies of higher paid employees. As a result, the Company does not expect the total severance costs to exceed the $26.0 severance charge. Except for approximately $55 of ongoing facility abandonment costs, which will be paid over several years as the leases expire, the remaining cash payments will be made in the fourth quarter of 2003 and early 2004. Completion of these actions is expected to result in annual operating expense savings of approximately $80, which should be fully realized during 2004. During the first nine months of 2003, the Company realized approximately $43 in savings as a result of these initiatives.

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

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

CLIENT CONCENTRATION

The Company’s five largest clients accounted for 52.3% and 55.5% of its revenues for the first nine months of 2003 and 2002, respectively. The risk posed by this revenue concentration is reduced somewhat by the long-term contracts the Company has with some of its largest clients. The Company serves both AT&T Wireless, its largest client with 20.9% of revenues in the first nine months of 2003 and Sprint PCS, the Company’s second largest client, under information management and customer management contracts. DIRECTV, the Company’s third largest client in the first nine months of 2003, is served by the Company under a customer management contract. AT&T, the Company’s fourth largest client, and Comcast, the Company’s fifth largest client in the first nine months of 2003, are served by the Company under both an information management contract and a customer management contract. Volumes under certain of the Company’s long-term contracts are subject to variation based, among other things, on the clients’ spending on outsourced customer support and subscriber levels.

On June 3, 2003, the Company announced that it had signed an agreement with Sprint PCS to provide functionality that will support the migration of Sprint PCS’s customers from its current Convergys legacy billing system to an in-house system. IMG’s general billing contract with Sprint PCS runs through December 31, 2004. Sprint PCS has until March 31, 2004 to exercise its option to extend this contract. At the present time, IMG continues to process billing and usage for Sprint PCS subscribers. Although through the third quarter of 2003 very little migration to the in-house system had occurred, Convergys’s full year 2004 financial guidance assumes lower revenue from Sprint PCS. In 2002, IMG generated approximately $150 in revenue from Sprint PCS. The existing billing contract provides for a minimum payment from Sprint PCS to Convergys of $40 in 2004.

BUSINESS OUTLOOK

Current economic factors and other events may have a significant impact on the Company’s future period results. These include, but are not limited to the following:

•	IMG will continue to be challenged by slowness of the global economy, lower spending by telecom carriers and slowing subscriber growth by leading wireless carriers.

•	Due to increasing competition within the industries in which the Company operates, the trend of granting subscriber and contract rate reductions and cash signing bonuses in exchange for extensions of existing contractual relationships may continue, resulting in a negative near-term impact on the Company’s revenues, operating income and cash flow.

•	The Company expects a material decline in its IMG revenues related to its relationship with Sprint PCS.

•	The Company, as most other companies, has experienced during the quarter and will continue to see increased costs for wages and benefits, including health care.

•	The Company’s operating margins in the near term will continue to be challenged as a result of its further investment in its international and employee care operations, and expansion of its customer contact center capacity in India and in the Philippines. This includes its billing operations in the Asian Pacific and Latin American regions and its domestic and overseas employee care operations.

•	Based on the increasing number of its U.S.-based customer management clients using CMG’s contact center capacity in Canada, the Company’s operating margin could begin to experience some pressures associated with the weakening of the U.S. versus Canadian dollar. Although the Company enters into forward exchange contracts to limit potential foreign currency exposure, the Company does not fully hedge against such exposure.

It should be noted that Orange France has suspended their efforts to deploy a new Atlys billing system to handle their 3G service offerings and plans to continue to use their current Convergys billing system. However, this action is not expected to have a material impact on the Company’s operating results.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

For the full year of 2003, CMG revenue could increase 8% to 9% from the 2002 level. Despite growth in revenues, operating margin could be approximately 12%, compared to 13% in 2002. For the full year of 2003, IMG revenues could decline 11% to 12% from 2002 levels and operating margin could slightly exceed 15%. Including the first quarter 2003 equity loss of $9.9 resulting from a legal settlement by the Cellular Partnership, the Company expects that the Cellular Partnership could have negative pre-tax income of $11 to $12 for 2003.

As a result of the factors discussed above, diluted earnings per share for the full year of 2003 could range between $1.13 and $1.16. For the full year of 2004, IMG revenues could decline by 10% to 15% from the 2003 level, and operating margin could be down for the year. CMG revenues could increase 7% to 12% from the 2003 level, and operating margin should be down slightly. For the full year 2004, diluted EPS could be in the range of $0.85 to $1.00.

FINANCIAL CONDITION

Capital Resources

The following summarizes the Company’s contractual obligations at September 30, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	After 3 Years
Debt	$105.1	$97.0	—	$8.1
Operating leases	325.2	91.0	$105.8	128.4

Total	$430.3	$188.0	$105.8	$136.5

At September 30, 2003, the Company had $105.1 of borrowings outstanding. The Company’s borrowing facilities include a credit facility with $325 in borrowing capacity that expires in July 2005 and a commercial paper program backed by this $325 credit facility. The participating agents in the credit facility include JPMorgan Chase, Citicorp USA, PNC Bank, Bank One, US Bank and The Royal Bank of Scotland. The credit facility includes certain restrictive covenants including maintenance of interest coverage and debt to capitalization ratios. The Company’s interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. The Company’s debt to capitalization ratio cannot be greater than 0.6 to 1.0 at any time. The Company was in compliance with all covenants as of September 30, 2003.

The Company also has a $150 accounts receivable securitization agreement, under which it had sold $150.0 in accounts receivable at September 30, 2003.

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

The Lessor partially funded the purchase of the office complex with the issuance of $55 in notes sold to two non-affiliated institutional investors. The remaining $10 was funded through a combination of bank debt and equity. Under the lease agreement, which has been classified as an operating lease, the Company’s monthly lease payments include a fixed and variable component.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Upon termination or expiration, the Company must either purchase the property from the lessor for $65 or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than the $65 financed by the Lessor, the Company has agreed under a residual value guarantee to pay the Lessor up to $55. If the office complex is sold to a third party for an amount in excess of $65, the Company is entitled to collect the excess. The Company recognized a liability of approximately $5 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. The Company has recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which will be amortized to rental expense over the lease term. The liability is assessed and adjusted to fair value as necessary.

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

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of an additional 10 million of its common shares. On April 2, 2003, the Company’s Board of Directors authorized the additional repurchase of up to 10 million of its common shares. During the first nine months of 2003, the Company repurchased 13.6 million common shares pursuant to these authorizations at prices ranging between $11.43 and $18.20 per share for a total cost of $195.9.

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

Cash Flows

The Company generated $268.0 and $357.1 in cash flows from operating activities during the first nine months of 2003 and 2002, respectively. The Company’s cash flows from operating activities for the first nine months of 2003 reflect no change in borrowings under its accounts receivable securitization program, compared to an $80.0 borrowing during the first nine months of 2002.

During the first nine months of 2003, the Company used $97.7 for investing activities compared to $108.5 in the prior year. The investing activities during the first nine months of 2003 reflect the Company’s $20.4 further investment in the Cellular Partnership resulting from capital calls, $3.5 used for the acquisition of Cygent Inc. and $73.8 in capital expenditures. The $108.5 used during the first nine months of 2002 reflects $80.1 in capital expenditures and $28.4 for the acquisition of Telesens and iBasis.

Cash used for financing activities totaled $133.8 during the first nine months of 2003 resulting mainly from the $195.9 in cash paid in the first nine months of 2003 for shares repurchased pursuant to authorization by the Company’s Board of Directors, partially offset by a $49.8 increase in borrowings. Cash used for financing activities totaled $248.0 during the first nine months of 2002 resulting mainly from $260.8 in cash paid in the first nine months of 2002 for shares repurchased.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

In connection with its plan to consolidate its Cincinnati, Ohio and Norwood, Ohio-based employees into one facility, the Company acquired the Atrium One office building in downtown Cincinnati in October 2003 for approximately $65. The Company anticipates that it will invest an additional $60 in the facility over the next three years related to building improvements, fixtures, equipment and adjacent land. $55 of the project costs will be funded with a 10-year mortgage, which the Company plans to execute during the fourth quarter of 2003. The remaining costs will be funded through a combination of operating cash flow and the Company’s existing credit facilities.

The Company anticipates that, in the near term, 7% of its revenues will be invested in capital expenditures, excluding any costs related to the downtown Cincinnati office consolidation. During July 2003, the Company contributed $17.2 to fund its cash balance pension plan in order to satisfy the Company’s ERISA funding requirements for 2003. The Company expects to contribute an additional $18 to satisfy its ERISA funding requirements for 2004 either in December 2003 or January 2004. Additionally in July and October 2003, the Company invested $5.7 and $2.5, respectively, in the Cellular Partnership in response to capital calls. The Company does not expect to make any further capital contributions during the remainder of 2003.

Balance Sheet

Accounts receivable decreased $26.0 from December 31, 2002 to September 30, 2003. Excluding the effects of the securitization, days sales outstanding decreased by 5 days during the first nine months of 2003 to 71 days, reflecting more timely payments by some of the Company’s larger clients. Days sales outstanding is computed as follows: receivables, net of allowances, plus outstanding receivables sold under securitization divided by average days sales. Average days sales is defined as consolidated revenues for the quarter just ended divided by the number of calendar days in the quarter just ended.

Deferred charges increased $50.3 from yearend 2002 due to the capitalization of $79.5 in system implementation costs and customer acquisition costs incurred in connection with the acquisition and extension of outsourcing arrangements, offset by $29.2 in amortization. Payables and other current liabilities increased by $51.5 from December 31, 2002, reflecting the timing of payment of the Company’s taxes and payroll-related costs. Treasury stock increased from December 31, 2002 as the Company repurchased 13.6 million shares during the first nine months of 2003 for a total cost of $195.9.

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

Interest Rate Risk

At September 30, 2003, the Company had $97.0 in outstanding variable rate borrowings and had sold $150.0 in accounts receivable on a variable rate basis. The carrying amount of the Company’s borrowings reflects fair value due to its short-term and variable interest rate features.

The Company uses cash flow hedges for interest rate exposure from time to time. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding cash flow hedges covering interest rate exposure at September 30, 2003.

Based upon the Company’s exposure to variable rate borrowings, a one percent point change in the weighted average interest rate would change the Company’s annual interest expense by approximately $1.0.

Foreign Currency Exchange Rate Risk

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the British pound, the Indian rupee, the euro and the Canadian dollar. The Company currently uses forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The potential loss in fair value at September 30, 2003 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $38. This loss would be mitigated by corresponding gains on the underlying exposures.

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

During the first nine months of 2003, the Canadian dollar (CAD) strengthened from $1.57 per U.S. dollar at December 31, 2002 to $1.35 per U.S. dollar at September 30, 2003. Once translated into U.S. dollars, this resulted in $15.3 in additional operating expenses, which was mostly offset by gains that resulted from the settlement and maturity of the Company’s Canadian dollar forward exchange contracts. As of September 30, 2003, the Company had open Canadian forward exchange contracts maturing during the fourth quarter of 2003, the first half of 2004, the second half of 2004 and the first half of 2005 with notional values in Canadian dollars of CAD 94.5, CAD 170.0, CAD 150.5 and CAD 8.0, respectively. The average exchange rates of these forward exchange contracts were $1.55, $1.49, $1.44 and $1.38, respectively. This compares to an average hedged exchange rate of $1.54 during the first nine months of 2003.

Form 10-Q Part I	Convergys Corporation

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with other members of senior management, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Sarbanes-Oxley Act) as of the end of the quarter ended September 30, 2003. Based on this review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act, as amended, is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no material changes in the Company’s internal controls or in other factors that could materially affect, or could reasonably be likely to materially affect, those controls subsequent to the date of their evaluation including any corrective actions with regard to material deficiencies and weaknesses.

Form 10-Q Part II

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the third quarter of 2003.

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

On July 22, 2003, the Company reported its results for the second quarter ended June 30, 2003.

On August 26, 2003, the Company announced the election of Zoë Baird and David R. Whitwam to its Board of Directors. These appointments increase the size of the Board of Directors from 11 to 13 persons.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation

Date: November 12, 2003	/s/ Steven G. Rolls

Steven G. Rolls
Chief Financial Officer