Form 10-K
period 2003-12-31
CONVERGYS CORP
filed 2004-03-05
CIK 1062047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 1-14379

CONVERGYS CORPORATION

An Ohio Corporation	I.R.S. Employer No. 31-1598292

201 East Fourth Street, Cincinnati, Ohio 45202

Telephone Number (513) 723-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares (no par value) Series A Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

At January 31, 2004, there were 174,659,684 common shares outstanding, of which 31,386,257 were held in Treasury.

The aggregate market value of the voting shares owned by non-affiliates of the registrant as of June 30, 2003 was $2,786,048,224.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Securities Act of 1934). Yes ☒ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This report and the documents incorporated by reference contain “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of Convergys Corporation, are forward-looking statements. Sometimes these statements will contain words such as “believes,” “expects,” “intends,” “could,” “should,” “will,” “plans,” “anticipates” and other similar words. These statements discuss potential risks and uncertainties; and, therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company expressly states that it has no current intention of updating any forward-looking statements, whether as a result of new information, future events or otherwise.

Important factors that may affect these projections or expectations include, but are not limited to: the consequence of potential terrorist activities and the responses of the United States and other nations to such activities; the loss of a significant client or significant business from a client; difficulties in completing a contract or implementing its provisions, or completing or integrating an acquisition; changes in the overall economy; changes in competition in markets in which the Company operates; changes in the regulatory environment in which the Company and its clients operate; changes in the demand for the Company’s services; changes in technology that impact both the markets served and the types of services offered; consolidation within the industries in which the Company’s clients operate; and difficulties in conducting business internationally.

Part I

Item I.	Business

General

Convergys Corporation (the Company or Convergys) is a global leader in the provision of outsourced customer management, employee care and integrated billing software services. The Company was spun off from its former parent company, Cincinnati Bell Inc. (CBI), in 1998. Convergys focuses on developing long-term strategic relationships with clients in employee and customer intensive industries including communications, technology and financial services as well as governmental agencies. The Company has two reporting segments: (i) the Customer Management Group (CMG), which provides outsourced marketing, customer support services and employee care services; and (ii) the Information Management Group (IMG), which provides outsourced billing and information services and software. The Company has developed a base of recurring revenues by providing value-added billing and customer management and employee care solutions for its clients, generally under multiple year contracts.

The Company’s principal executive offices are located at 201 East Fourth Street, Cincinnati, Ohio 45202, and the telephone number at that address is (513) 723-7000. The Company files annual, quarterly, special reports and proxy statements with the SEC. These filings are available to the public over the Internet on the SEC’s Web site at http://www.sec.gov and at the Company’s Web site at http://www.convergys.com. You may also read and copy any document the Company files with the SEC at its public reference facilities in Washington, D.C. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. You can also inspect reports, proxy statements and other information about Convergys at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

Pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the industry segment and geographic information included in Item 8, Note 15 of Notes to Financial Statements, are incorporated by reference in partial response to this Item 1.

Overview of Industry and Strategy

Customer Management Group

The emergence of the Internet and other technologies has created additional channels for customer support and employee care. Where companies once provided customer support and employee care through paper or telephone-based care centers, these emerging technologies and shifts in consumer preferences now require support to be offered through multi-channel contact centers. These rapid changes in technology, as well as growing competition and financial pressures, are making it increasingly difficult for companies, particularly in the communications, technology and financial services industries, as well as governmental agencies, to maintain in-house support functions to handle all of their customer management and employee care needs cost-effectively. Companies in these industries as well as many others are increasingly turning to outsourcing providers for cost-effective, high quality customer support and employee care services. In CMG’s multi-channel contact centers, CMG service agents are able to provide customer support and employee care through a full range of services ranging from self-care to chat to click-to-live-agent in addition to telephone-based agent services.

The Company expects that growth of outsourced customer management and employee care services will be driven by the trend of large companies and governmental agencies turning to outsourcers to provide cost-effective, high quality customer support and employee care solutions. Outsourcing of customer management and employee care functions allows companies to focus their internal resources on core competencies. Additionally, outsourcing can provide companies with the following advantages: (i) technologically advanced, scalable systems and software, which enable rapid competitive response; (ii) cost savings resulting from economies of scale achieved by leveraging investments in technology and customer service centers; (iii) improved time-to-market for new products/services, whether for existing companies or new entrants; and (iv) expertise to target, acquire and retain customers more effectively. The Company also believes that the expansion of offshore capacity, which provides customer management clients with significantly lower costs and a highly educated labor force, will drive growth in the industry.

The Convergys strategy is to leverage its leadership position in the industry to capture the growing demand for outsourced customer support services. Additionally, Convergys will continue to offer its clients the option of offshore services. As evidenced by the recent expansion of its customer contact centers in India and the Philippines, the Company will continue to be at the forefront in identifying new labor markets and operating contact centers in locations around the globe based on client demand.

Convergys seeks to leverage its core strengths in operating complex software and in integrating employee contact technologies and services to provide clients with a more cost-effective single point of contact for outsourced human resource services. These services include health and welfare administration, defined benefit and defined contribution plan administration, payroll administration and payroll processing, recruiting and staffing administration, personnel and learning administration. The Company anticipates the demand for global employee care services will increase as companies attempt to manage multinational workforces with consistent policies and procedures and to maintain accurate and comprehensive information on those workforces. CMG has expanded its presence in the global employee care industry in anticipation of this demand. CMG offers employee care services in all regions of the world and in 20 different languages.

Information Management Group

The communications industry continues to drastically change as a result of deregulation and advancements in technology. Product and service offerings provided by the communications industry have been broadened through recent advances in communication technologies, including Internet telephony, digital subscriber line connections (DSL), wireless application protocol (WAP), wireless fidelity (WiFi) and universal mobile telecommunications systems (UMTS). Deregulation in the United States led to increased competition between communications providers, who now offer multiple or convergent services, including local, long distance, wireless, cable, cable telephony, broadband and Internet. Outside of the United States, especially in Europe, Asia Pacific and Latin America, new communications providers have emerged as markets have opened to competition. Established carriers, who once dominated national markets, now face increased competition from these new entrants.

After an extended period of rapid growth, the communications industry has experienced over the last couple of years one of the most difficult periods in its history. Communications companies have focused their attention on cost reduction and margin improvement, with lower investment in billing information systems. This has had an adverse impact on IMG’s revenues and operating margin. If these market conditions continue, Convergys and other vendors to the communications industry will continue to be adversely affected. However, as communications companies continue to expand their service offerings, the requirements of billing information systems are becoming increasingly complex. In order to remain competitive and differentiate themselves from their competitors, communications companies require fully convergent billing systems that are cost effective, flexible and can be scaled to support millions of customers. Instead of committing their time and internal resources to develop and maintain billing systems internally, the Company believes that many communications companies will turn to third-party vendors, such as Convergys, for their billing information system needs.

The Company’s strategy is to use this position to be the global billing services provider of choice for wireless, wireline, cable, cable telephony, broadband, direct broadcast satellite and Internet companies. By continuing to invest in research and development, the Company believes it will be positioned to provide its component-based, next-generation framework to its current clients, as they seek to introduce new services; to other service providers, who currently are not clients, as they outgrow their current billing systems; and to new entrants as they emerge.

During 2003, international revenues accounted for approximately 22% of IMG’s revenues, with the remainder being derived from North American clients. However, North America accounts for less than 20% of the global wireless and cable subscriber market. The Company realizes that a key element to IMG’s growth is increasing its share of the international billing market. As international markets continue to expand, the Company believes demand for its highly scalable, flexible billing systems will increase. Additionally, despite a slower than anticipated deployment, the global communications industry is beginning to offer the next-generation (third) of cellular technology (known as 3G). 3G provides enhanced capabilities, primarily high-speed data transfer in addition to existing wireless voice services. Service providers will require more advanced billing systems to be able to bill for the broad range of wireless data and Internet services that can be provided via 3G. Convergys is investing in its systems’ capabilities and in its international sales and marketing efforts, particularly in the Asian Pacific and Latin American regions, to realize this market potential.

Products and Services

CMG

CMG provides outsourced customer management and employee care services for its clients utilizing its advanced information systems capabilities, human resource management skills and industry expertise.

Customer Service—CMG handles customer contacts that range from initial product information requests to customer retention initiatives. This involves a variety of activities including gathering and analyzing customer information; describing product features, capabilities and options; activating customer accounts or renewing service; processing a product or service sale; and resolving complaints and billing inquiries.

Technical Support—CMG answers technical support inquiries for consumers and business customers. Technical support ranges from simple product installation or operating assistance for a variety of software and hardware products to highly complex issues such as systems networking configuration or software consultation.

Sales Account Management—CMG is responsible for managing the entire customer relationship including obtaining current orders, increasing purchase levels, introducing new products, implementing product initiatives and handling all inquiries related to products, shipments and billing.

Employee Care—The Company provides its clients with outsourced employee care services that enable its clients to provide their employees with world class service. The Company’s services support human resource activities that span the lifecycle of an employee, including: recruiting, hiring and staffing; annual benefits enrollment and ongoing benefits administration; defined benefit and defined contribution plan administration; payroll administration and payroll processing; learning and training; mergers and acquisition support; and general human resource and administration services.

Convergys’ fully integrated customer management and employee care contact centers provide its clients’ customers and employees with a single point of contact. Phone and Web-based agent-assisted service channels provide for live agent interaction while allowing for the immediacy of interaction and the ability of agents, with the required level of expertise, to react to individual customer and employee needs. CMG delivers these services using a variety of tools including computer telephony integration (CTI), interactive voice response (IVR), advanced speech recognition (ASR), knowledge-based management (KBM) and the Internet through agent-assisted and self-service channels. Self-service channels, including automated telephone-based solutions such as ASR, allow customers to transact business or find their own assistance without the help of a live agent. Additionally, these channels enable employees and managers to access their human resource information and perform various transactions 24 hours a day and 7 days a week.

CMG generally receives a fee based on staffing hours, number of contacts or participants handled or a flat monthly fee. Supplemental revenues can sometimes be earned depending on service levels or achievement of certain performance measurement targets. The Company recognizes these supplemental revenues only after it has achieved the required measurement target. Additional fees are charged for service enhancements or system upgrades requested by clients.

IMG

IMG serves clients principally by providing and managing complex billing and information software that addresses all segments of the communications industry, including wireless, wireline, cable, cable telephony, broadband, direct broadcast satellite and the Internet. IMG’s component-based, next-generation framework supports the creation of billing and customer care solutions ranging from a single module to the combination of modules to a complete, end-to-end billing system. Its global billing product portfolio gives its clients a flexible migration path to expand their billing and customer care systems without loss of their initial investment. IMG’s family of products includes:

Infinys™

Infinys software is Convergys’ modular and convergent business support system (BSS) software. Infinys software enables communications companies or operators to accelerate the delivery of new services for a wide range of services including voice, video and data services. Clients have the capability to integrate Infinys software applications and solutions with their in-house or third-party software to implement BSS solutions that support market innovation in their packaging of voice, data, video and content for residential and business customers. Infinys software provides business process functions that can replace a specific part of an operator’s BSS with a convergent software solution or a set of solutions that pre-integrate business critical applications. Once a single application or solution is implemented, additional extensions or applications can be easily configured and work seamlessly with existing Infinys software functionality since Infinys software is configured on a component-based architecture. Infinys software applications and solutions include:

Infinys Solution for Wireline Operators

Convergys’ Infinys solution for wireline operators features comprehensive customer lifecycle management capabilities for optimizing financial performance and customer loyalty. This Infinys software solution responds to the convergent needs of wireline operators by enabling them to automate and integrate their product, customer, fulfillment and revenue management functions across multiple products. With this solution, wireline operators can accelerate the adoption of new services, reduce operating costs and drive operator profitability.

At the core of this Infinys solution is the integration of the Infinys application for customer order management and the Infinys application for rating and billing. Additional functionality is available through optional, pre-integrated applications for customer care and Web self-care, mediation, settlement, provisioning, inventory management and service activation functions.

Infinys Solution for Partner Relationship Management (PRM)

This Infinys solution is a pre-integrated solution that combines the partner management, rating and billing and the optional mediation management capabilities. The result is a unique solution for supporting automated settlement of partner-enabled electronic and mobile commerce and content delivery. This Infinys solution can also deliver automated settlement support for global roaming and selected interconnection partnerships.

Infinys Application for Rating and Billing (Geneva™)

This Infinys application delivers a customer-focused approach that repositions billing at the very heart of businesses’ operations and strategies. Convergent by design and highly flexible, the Infinys application for rating and billing reduces time to market and achieves cost efficiencies through highly configurable applications rather than time-consuming or costly customizations. It is being used in a wide variety of industry sectors including wireline, wireless and cable.

Infinys Application for Customer Order Management (Cygent®)

By managing the complex relationships among orders, customer accounts and products, this Infinys application enables operators to streamline these operations and align business processes around the customer. Operators have better capabilities to enable the timely and accurate ordering of communications services, standardize product definition, integrate order management and provisioning and accelerate the deployment of convergent services.

Infinys Cygent Customer Order Management has enabled Convergys clients to implement enterprise-wide customer care, order and service management and/or product solutions via software components that integrate customer-facing operations with back-office operational support systems (OSS).

Infinys Application for Mediation Management

This Infinys application manages the collection, normalization, filtering and distribution of event records generated by network elements, service applications and business partners. This flexible application for mediation management supports multiple market segments and technologies simultaneously, which enables operators to have one convergent mediation platform to support multiple business needs. It also provides enhanced revenue assurance capabilities that enable tracking, reporting and auditing of Convergys clients’ revenue stream in real time.

Infinys Application for Activation Management

This Infinys application helps to simplify and accelerate the activation process for convergent wireless, wireline, cable and broadband operators by providing an isolation layer between the operator’s billing system and the complex network infrastructure. This buffer separates an operator’s billing functions from network complexities, thereby accelerating activation. It should also provide the operator with reduced costs, increased revenue and greater customer satisfaction.

Infinys Application for Partner Management

This Infinys application module includes a powerful, integrated client interface that leverages the advanced Infinys platform components and permits the operator to proactively manage each phase of the partner lifecycle. As operators enter into an increasing number of complex partnerships to enable new content/commerce revenue, this Infinys application for partner management provides an easy-to-use tool for the set-up and management of the business relationship. Partner agreements and settlement compensation parameters can be quickly activated and modified as needed through an application interface. This Infinys application represents an important evolution supporting the automation of partner business processes within an enterprise.

Atlys®

Atlys is a comprehensive, end-to-end billing and customer care solution that supports the needs of wireless network operators competing in a global wireless voice and data market. Atlys possesses many key advantages that enable operators to realize fast time to market for new services and a greater return on their overall investment. Some of Atlys’ key advantages are the following:

•	Atlys supports both voice and data services, while still supporting the specific business rules unique to wireless.

•	The architecture supports open interface capabilities through Application Programming Interfaces (APIs), giving operators added flexibility.

•	Atlys supports real-time processing through the entire customer care business process—from mediation to activation and to rating and billing.

•	Atlys provides operators the flexibility of supporting pre- and post-paid subscribers on a single database.

ICOMS

The Integrated Communications Operations Management System (ICOMS) solution is designed specifically for the broadband convergent video, high-speed data and telephony markets. It incorporates the power and flexibility of Convergys’ cable television subscriber management system with the integrated support of high-speed data and wireline telephony. The net result is a convergent solution uniquely designed to meet cable and broadband operators’ subscriber, billing and operations management requirements. The ICOMS solution provides broadband operators with control and flexibility to sharpen their competitive edge, expand market penetration, increase revenues, decrease costs and differentiate themselves from their competition. Because ICOMS is designed specifically for the cable television, high-speed data and cable telephony markets, broadband operators can serve all three of these markets with a single billing solution. The operator gains efficiencies and decreases costs by eliminating redundant processing and the required maintenance of multiple systems. With a single billing system, the operator can maintain all of its customer data in a single database. This provides the operator with a unified view of its customer, thus enhancing marketing opportunities, reducing errors and streamlining customer service processes.

WIZARD

The WIZARD solution is designed to serve multimedia operators including direct broadcast satellite, direct-to-home, cable and cable telephony providers, by allowing them to extend their offerings to support the new convergent era that includes voice, video and data services. To address this rapidly evolving industry, WIZARD combines a comprehensive customer service system component and advanced billing and rating capabilities.

IMG provides its software products in one of three delivery modes: outsourced, licensed or build-operate-transfer (BOT). In the outsourced delivery mode, IMG provides the billing services by running its software in one of its data centers. In the licensed delivery mode, the software is licensed to clients who perform billing internally. Finally, the BOT delivery mode entails IMG implementing and initially running its software in the client’s data center with the option of transferring the operation of the center to the client at a future date.

In addition to the products described above, the Company also provides outsourced billing services using legacy applications (i.e., Macrocell, Cellware, Cablemaster®) that have been customized to meet specific client needs.

In 2003, 57.9% of IMG’s revenues were for data processing services generated from recurring monthly payments from its clients based upon the number of client subscribers, events or bills processed by IMG. During December 2003, the Company processed approximately 55 million of its clients’ subscribers. Most of IMG’s wireless data processing agreements, which are typically for multiple years, are priced on a per subscriber, per event or per invoice basis. As the number of subscribers processed by IMG’s system increases, the average per unit price for the Company’s services typically decreases (i.e. volume discounts). Additionally, some of IMG’s wireless data processing agreements contain per subscriber rate reductions triggered by the passage of time, typically a contract anniversary date. Professional and consulting services for installation, implementation, customization and enhancement services accounted for 12.1% of IMG’s 2003 revenues. The Company invoices its clients for these services based on time and material costs at contractually agreed upon rates, or in some instances, for a fixed fee. IMG’s remaining revenues were primarily from software license arrangements and international sales. International revenues consist of a mix of professional and consulting, license and support and maintenance revenues.

Clients

CMG

CMG principally focuses on developing long-term strategic outsourcing relationships with large clients in the communications, technology and financial services industries for customer management services and large employers in any industry or government agency for employee care services. CMG focuses on these types of clients because of the complexity of services required, the anticipated growth of their market segments and their increasing need for more cost-effective customer management and employee care services. In terms of Convergys’ revenues, CMG’s largest customer management clients during 2003 were AT&T, AT&T Wireless, Comcast, DirecTV, Microsoft and Sprint PCS. CMG’s largest employee care clients were AT&T, General Electric, Lucent, Pfizer and the State of Florida.

IMG

IMG generally has multiple year contracts with its clients. In many cases, IMG is the client’s exclusive provider of billing services, or the contract requires the client to fulfill minimum annual commitments. IMG’s billing software platforms process billing information for monthly customer statements for approximately 33% of U.S. wireless subscribers. In terms of Convergys’ revenues, IMG’s largest wireless clients during 2003 were ALLTEL, AT&T Wireless and Sprint PCS.

IMG provides cable and direct broadcast satellite billing services both domestically and internationally. IMG’s cable billing systems also support bundled telephone and entertainment services provided by cable television system operators in the U.S. and Europe. In terms of Convergys’ revenues, IMG’s largest cable clients during 2003 were Comcast, Cox Communications, Insight Communications, Telewest and Time Warner.

Both of the Company’s segments derive significant revenues from AT&T Wireless. Revenues from AT&T Wireless were 21.2%, 19.7% and 18.2% of the Company’s consolidated revenues for 2003, 2002 and 2001, respectively.

Operations

At December 31, 2003, CMG operated 51 contact centers with 24 hour per day, 7 day a week availability, with over 28,000 production workstations and averaging approximately 74,000 square feet per center. New contacts centers are established to accommodate anticipated growth in business or in response to a specific customer need. The Company believes that its existing capacity in the U.S. and Canada is sufficient to meet near-term demand. However, with the growing demand for offshore services, the Company plans to continue to expand its offshore contact center capacity, particularly in India and the Philippines.

CMG’s contact centers employ advanced technology that integrates digital switching, intelligent call routing and tracking, proprietary workforce management systems, case management tools, proprietary software systems, ASR, IVR, CTI, Web-based tools and relational database management systems. This technology enables the Company to improve its call, Web and e-mail handling and personnel scheduling, thereby increasing its efficiency and enhancing the quality of the services it delivers to its clients and their customers and employees. With this technology, the Company is able to respond to changes in client call volumes and move call volume traffic based on agent availability. Additionally, the Company uses this technology to collect information concerning the contacts including number, response time, duration and results of the contact. This information is reported to the client on a periodic basis for purposes of monitoring quality of service and accuracy of the related billing.

The Company operates two billing data centers, one in Orlando, Florida, and the other in Cincinnati, Ohio, comprising, in total, approximately 170,000 square feet of space. The Company’s technologically advanced data centers provide 24 hour per day, 7 day a week availability (with redundant power and communication feeds and emergency power back-up supplied by diesel and turbine generators) and are designed to withstand most natural disasters. The facility infrastructure includes approximately 4,600 MIPS (millions of instructions per second) mainframe capacity, over 440 production servers and over 383 terabytes (trillion bytes) of information and provides back-up capacity in the unlikely event that either data center becomes inoperative.

The capacity of the Company’s data center and contact center operations, coupled with the scalability of its billing and customer management and employee care systems, enables the Company to meet initial and ongoing needs of large-scale and rapidly growing companies and government entities. By employing the scale and efficiencies of common application platforms, the Company is able to provide client-specific enhancements and modifications without incurring many of the costs of a full custom application. This allows the Company to position itself as a value-added provider of billing, customer and employee support products and services.

Technology, Research and Development

The Company intends to continue to emphasize the design, development and deployment of scalable billing, customer management and employee care systems to increase its market share, both domestically and internationally. During 2003, the Company spent $94.3 million for research and development to advance the functionality, flexibility and scalability of its products and services. The result of this investment led to the following recent IMG product enhancements:

Infinys™

This software solution was first introduced during 2003. As described more fully in Item 1 under the heading titled “Products and Services,” Infinys provides clients with a customer-focused, service management approach to their operational processes, enabling them to automate and integrate their order fulfillment, customer service management and billing functions across multiple product and service offerings while reducing the cost of delivering services to their customers.

Infinys Mediation Manager Release 3.1

The latest release of Mediation Manager, which is now an application embedded within the Infinys solution, features multi-byte support, enabling service providers to use Mediation Manager with various Asian languages. Other enhancements enable service providers to enhance revenue assurance and improve the performance of transaction processing. Error threshold alarm enhancements improve revenue assurance by providing error notification and correction services in order to prevent revenue losses. It also introduces multi-threading to increase Mediation Manager’s processing power by 20%, enabling service providers to boost their return on investment by processing billions of events per day on a single server. ASL Designer, a new feature to Mediation Manager, makes the product far more business-user-friendly, so that a client’s analysts do not need to learn a scripting language in order to achieve their mediation objectives.

Geneva 5.2®

The latest release of Geneva, which is now an application embedded within the Infinys solution, features new revenue risk management functionality including support for conditional settlement that will enable operators to exploit the potential of the broadband-driven electronic and mobile commerce markets fully. Geneva’s conditional settlement support capability enables operators to bill subscribers for products and services supplied by third-party merchants. It also introduces a range of enhancements designed to bolster operators’ operational efficiency and reduce the total cost of ownership by improving load balancing and reducing hardware costs.

Atlys® Release 10.0

Release 10.0 enables complex enterprise market support with advanced financial management and partner settlement capabilities in a single billing solution. It provides greater capability and flexibility to assure, settle and report client revenue while delivering next-generation services with multiple partner support to consumer and large commercial customers. Based on the Company’s next-generation framework, Atlys enables Convergys clients to reduce their capital investments in their billing operations while increasing revenue, improving customer interactions and differentiating their services. Enhancements to Atlys’ accrual, general ledger and deposit management accounting functionality assure timely and accurate production of financial statements as well as compliance with stringent regulatory accounting standards.

Integration of ICOMS and Activation Manager

During the year, the Company announced the integration of ICOMS with its Infinys Activation Manager. By combining ICOMS and Activation Manager, cable and broadband operators can streamline the provisioning of IP and circuit-based telephony services and more quickly and cost-effectively configure their workflow processes to support these offerings. Together they can reduce time-to-market for new offerings and ensure timely service delivery with minimal errors and lower configuration costs.

CMG’s success depends in part on its advanced technology, which helps maximize the utilization of CMG’s contact centers and increase the efficiency of its agents. As a result, the Company continues to invest in the enhancement and development of its contact center technology.

The Company’s intellectual property consists primarily of proprietary business methods and software systems protected under copyright law, by U.S. and foreign patents and applications, and by registered or pending trademarks and service marks.

The Company owns 14 patents, which protect technology and business methods used both to manage internal systems and processes effectively and to provide customer care and billing services to the Company’s clients. The first of these patents was issued in May 1998, while the most recent patent was granted in December 2003. These patents have a life of 17 years. Additional applications for U.S. and foreign patents currently are pending.

The Company’s name and logo and the names of its primary software products are protected by trademarks and service marks that are registered or pending in the U.S. Patent and Trademark Office and under the laws of more than 50 foreign countries.

Employees

The Company employs approximately 56,500 people, 52,300 of whom work for CMG, 3,350 of whom work for IMG, with the remainder working in various corporate functions.

Competition

The industries in which the Company operates are extremely competitive. The Company’s competitors include: (i) existing clients and potential clients with substantial resources and the ability to provide billing and customer management and employee care capabilities internally; (ii) other customer management companies, such as Accenture, APAC Customer Services, Daksh, EDS, SITEL, Sykes, TeleTech Holdings, West Teleservices and Wipro Spectramind; (iii) other employee care providers such as Accenture, ADP, EDS, Exult, Fidelity, Hewitt Associates, IBM, Mellon Financial Corporation and Towers Perrin; and (iv) other billing software and/or services companies such as ADC, Amdocs, CSG Systems, DST Systems, Portal Software and SchlumbergerSema (a unit of Schlumberger Limited). In addition, niche providers or new entrants could capture a segment of the market by developing new systems or services that could impact the Company’s market potential.

The Company believes that the principal competitive factors in its industry are technological expertise, service quality, the ability to develop customized products and services, the cost of services and sales and marketing skills. The Company differentiates itself from its competitors based on its size and scale, advanced technology, service quality, breadth of services provided, industry and client focus, financial resources, cost of services and business reputation.

Interest in Cellular Partnerships

The Company owns 45% limited partnership interests in Cincinnati SMSA Limited Partnership and Cincinnati SMSA Tower Holdings LLC (the Cellular Partnerships).

Cincinnati SMSA Limited Partnership, a provider of wireless communications in central and southwestern Ohio and northern Kentucky, conducts its operations as a part of Cingular Wireless LLC (Cingular), a joint venture between SBC Communications and BellSouth Corporation and the second largest wireless provider in the United States. Cingular is the general partner and a limited partner with a partnership interest of approximately 53%. SBC Communications is the general partner and a limited partner of Cincinnati SMSA Tower Holdings LLC, an operator of cellular tower space, with a partnership interest of approximately 53%.

The general partners are authorized to conduct and manage the business of the Cellular Partnerships. The Company, as a limited partner, does not take part in, or interfere with, the day-to-day management of the Cellular Partnerships by the general partners. Limited partners are entitled to their percentage share of earnings and cash distributions.

The Company accounts for its interest in the Cellular Partnerships under the equity method of accounting. In 2003, the Company’s equity in earnings of the Cellular Partnerships was a loss of $12.6 million and the Company invested $22.9 million through capital calls. During the first quarter of 2003, the general partner of Cincinnati SMSA Limited Partnership settled a lawsuit against the partnership for $22.0 million. The Company’s share of this loss was $9.9 million, which it recorded as a loss from its equity investment in the partnership.

Risks Relating to Convergys and Its Business

The Company’s revenues are generated from a limited number of clients, and the loss of one or more of its clients could cause a reduction in its revenues.

The Company relies on several significant clients for a large percentage of its revenues. Convergys’ three largest clients, AT&T Wireless, Sprint PCS and DirecTV, represented approximately 39% of Convergys’ 2003 revenues. The Company’s relationship with AT&T Wireless is represented by separate contracts/work orders with various operating units across both IMG and CMG. Its relationship with Sprint PCS is represented by one contract with IMG, which was recently extended, and two contracts with CMG. DirecTV is served by the Company under a customer management contract. These separate contracts/work orders with the above clients have varying expiration dates, payment provisions, termination provisions and other conditions. Therefore, Convergys does not believe that it is likely that its entire relationship with AT&T Wireless, Sprint PCS or DirecTV would terminate at one time; and, therefore, it is not substantially dependent on any particular contract/work order with these clients. However, the loss of all of the contracts/work orders within a particular client at the same time or the loss of one or more of the larger contracts/work orders within a client would adversely affect the Company’s total revenues if the revenues from such client were not replaced with revenues from that client or other clients.

A large portion of the Company’s accounts receivable are payable by a limited number of clients; the inability of any of these clients to pay its accounts receivable could cause a reduction in the Company’s income.

Several significant clients account for a large percentage of the Company’s accounts receivable. During 2003, 2002 and 2001, Convergys’ three largest clients, AT&T Wireless, Sprint PCS and DirecTV, together accounted for 31.1%, 34.9% and 21.7% of the Company’s accounts receivable (excluding the effects of the accounts receivable securitization) for these years. During the past three years, each of the clients set forth above has generally paid its accounts receivable on a timely basis, and Convergys has only had write-downs in connection with such accounts receivable in line with those that it incurs with other clients. The Company anticipates that, in 2004, several clients will continue to account for a large percentage of accounts receivable. Although as explained above, Convergys has numerous contracts/work orders with different units of these clients with varying terms and provisions including payment provisions, if any of these clients were unable, for any reason, to pay its accounts receivable, the Company’s income would decrease.

Client consolidations could result in a loss of clients and reduce the Company’s revenues.

Convergys serves clients in industries that have experienced a significant level of consolidation in recent years. The Company cannot assure that additional consolidations will not occur in which Convergys’ clients acquire additional businesses or are acquired. Such consolidations may result in the termination of an existing client contract, which would result in a decrease of the Company’s revenues.

In February 2004, AT&T Wireless, the Company’s largest client in terms of revenue, accepted an offer from Cingular to be acquired. The impact, if any, of AT&T Wireless being acquired by Cingular is unknown.

If Convergys’ clients are not successful, the amount of business that they outsource and the prices that they are willing to pay for such services may be diminished and could result in reduced revenues for the Company.

Convergys’ revenues are dependent on the success of its clients. If Convergys’ clients are not successful, the amount of business that they outsource may be diminished. Thus, although the Company has signed contracts, many of which contain minimum revenue commitments, to provide services to its clients, there can be no assurance that the level of revenues to be received from such contracts will meet expectations. In addition, several clients, particularly in the communications and technology industries, have experienced substantial price competition. As a result, the Company may face increasing price pressure from such clients, which could negatively affect its operating performance. Furthermore, IMG’s results of operations have recently suffered as a result of weak conditions in the communications industry. If this weakness continues, the Company’s business, results of operations and financial condition could be adversely affected.

The Company’s failure to keep its technology up to date may prevent the Company from remaining competitive.

Technology is a critical component of the Company’s success, whether it is one of its billing software products provided to a client through a license or data processing outsourcing arrangement or technology used by customer management or employee care agents in connection with outsourcing services. In order to remain competitive, the Company will need to continue to invest in the development of new and enhanced technology. Although the Company is committed to further investment in development, there can be no assurance that the Company’s technology will be adequate to meet its future needs or enable the Company to remain competitive. The Company’s failure to keep its technology up to date may hinder its ability to remain competitive. As a result, competitors could attract business from the Company’s existing and potential clients and the Company’s revenues could decrease.

Defects or errors within its software products could adversely affect the Company’s business, results of operations and financial condition.

Design defects or software errors may delay product introductions or damage client satisfaction and may have a materially adverse effect on the Company’s business, results of operations and financial condition. The Company’s billing software products are highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and/or correct. Since the Company’s billing software products are used by the Company and its clients to perform critical business functions, design defects, software errors or other potential problems within or outside of the Company’s control may arise from the use of its software. It may also result in financial or other damages to the clients, for which the Company may be held responsible. Although the Company’s license agreements with its clients generally contain provisions designed to limit the Company’s exposure to potential claims and liabilities arising from client problems, these provisions may not effectively protect the Company against such claims in all cases and in all jurisdictions. Claims and liabilities arising from client problems could also damage the Company’s reputation, adversely affecting its business, results of operations and financial condition.

Emergency interruption of data centers and customer management and employee care contact centers could have an adverse, material effect on the Company’s financial condition and results of operations.

The Company’s outsourcing operations are dependent upon its ability to protect its proprietary software and client information maintained in its data processing, customer management and employee care contact centers against damage that may be caused by fire, natural disasters, power failure, telecommunications failures, computer viruses, acts of sabotage or terror and other emergencies. In the event the Company experiences a temporary or permanent interruption at one or more of its data or contact centers, through casualty, operating malfunction or other acts, the Company may be unable to provide the data processing, customer management and employee care services it is contractually obligated to deliver. This could result in the Company being required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts. Notwithstanding contingency plans and precautions taken to protect the Company and its clients from events that could interrupt delivery of services, there can be no assurance that such interruptions would not result in a prolonged interruption in the Company’s ability to provide support services to its clients. Additionally, the Company maintains property and business interruption insurance; however, such insurance may not adequately compensate the Company for any losses it may incur.

If the global trend toward outsourcing does not continue, the Company’s financial condition and results of operations could be materially affected.

Revenue growth depends in large part on the industry trend toward outsourcing these services, particularly as it relates to the Company’s customer management and employee care outsourcing operations. Outsourcing involves companies contracting with a third party, such as Convergys, to provide customer management and employee care services rather than perform such services in-house. There can be no assurance that this trend will continue, as organizations may elect to perform such services in-house. A significant change in this trend could have a materially adverse effect on the Company’s financial condition and results of operations.

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

The Company is susceptible to business and political risks from international operations that could result in reduced revenues or earnings.

Convergys operates businesses in many countries outside the United States, which are located throughout North and South America, Europe, the Middle East and the Asian Pacific region. In connection with its strategy, the Company plans to capture more of the international billing and employee care markets. Additionally, there is increasing demand for offshore customer management outsourcing capacity from North American companies. As a result, the Company expects to continue expansion through start-up operations and acquisitions in additional countries. Expansion of its existing international operations and entry into additional countries will require management attention and financial resources. In addition, there are certain risks inherent in conducting business internationally including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, unexpected changes in regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. To the extent that the Company does not manage its international operations successfully, its business could be adversely affected and its revenues and/or earnings could be reduced.

In addition, there has been an increasing amount of political discussion and debate related to worldwide outsourcing, particularly from the United States to offshore locations. There is federal and state legislation currently pending related to this issue. It is too early to determine if there would be any impact, however, future legislation, if enacted, could have an adverse effect on the Company’s results of operations and financial condition.

If the U.S. dollar does not strengthen, the Company’s earnings will decrease.

CMG serves an increasing number of its U.S.-based customer management clients using contact center capacity in Canada and in India. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by CMG to operate these non-U.S. contact centers are denominated in Canadian dollars or India rupees, which represents a foreign exchange exposure to the Company. Although the Company enters into forward exchange contracts to limit potential foreign currency exposure, the Company does not fully hedge this exposure. As the U.S. dollar weakened during 2003, the operating expenses of these contact centers, once translated into U.S. dollars, increased in comparison to prior years. The increase in operating expenses was mostly offset by gains realized through the settlement of Canadian dollar forward exchange contracts. However, if the U.S. dollar does not strengthen, the Company’s earnings will decrease.

If the Company does not effectively manage its capacity, its results of operations could be adversely affected.

The Company’s ability to profit from the global trend toward outsourcing depends largely on how effectively it manages its customer management and employee care contact center capacity. There are several factors and trends that have intensified the challenge of contact center management. In order to create the additional capacity necessary to accommodate new or expanded outsourcing projects, the Company must consider opening new contact centers. The opening or expansion of a contact center may result, at least in the short term, in idle capacity until any new or expanded program is implemented fully. The Company periodically assesses the expected long-term capacity utilization of its contact centers. As a result, it may, if deemed necessary, consolidate, close or partially close under-performing contact centers in order to maintain or improve targeted utilization and margins. There can be no assurance that the Company will be able to achieve or maintain optimal utilization of its contact center capacity.

The Company’s failure to successfully manage consolidation could cause its business to suffer.

During the fourth quarter of 2002, the Company announced a restructuring plan that included a reduction in work force and a consolidation of certain facilities to decrease its costs and create greater operational efficiencies. As part of the consolidation of facilities, the Company believes that it will sublease or assign a portion of that surplus space and recover certain costs associated with it. To the extent that it is not successful in achieving this result, the Company’s expenses will increase.

If the Company is unable to hire or retain qualified personnel in certain areas of its business, its ability to execute its business plan could be impaired and revenues could decrease.

Convergys employs over 55,000 employees worldwide. Despite the headcount reductions that were made in connection with its 2002 restructuring plan, the Company continues to recruit and hire qualified persons in the research and development, sales, marketing, and administrative and services areas of its business in several parts of the world. At times, the Company has experienced difficulties in hiring personnel with the right training or experience. Additionally, particularly with regards to CMG where the business is very labor-intensive, quality service depends on the Company’s ability to control personnel turnover. Any significant increase in the employee turnover rate could increase recruiting and training costs and decrease operating effectiveness and productivity. Also, if the Company would obtain several significant new clients or implement several new, large-scale programs, it may need to recruit, hire and train qualified personnel at an accelerated rate. The Company may not be able to continue to hire, train and retain sufficient, qualified personnel to adequately staff new client projects. Because a significant portion of the Company’s operating costs relate to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a materially adverse effect on the Company’s business, results of operations or financial condition.

Continued war and terrorist attacks or other civil disturbances could lead to economic weakness and could disrupt the Company’s operations resulting in a decrease of its revenues and earnings.

In March 2003, the United States went to war against Iraq and, in September 2001, the United States was a target of unprecedented terrorist attacks. These attacks have caused uncertainty in the global financial markets and in the United States economy. The war and any additional terrorists attacks may lead to continued armed hostilities or further acts of terrorism and civil disturbances in the United States or elsewhere, which may contribute to economic instability in the United States and disrupt Convergys’ operations. Such disruptions could cause service interruptions or reduce the quality level of the services that the Company provides, resulting in a reduction of its revenues. In addition, these activities may cause the Company’s clients to delay or defer decisions regarding their use of the Company’s services and, thus, delay the Company’s receipt of additional revenues.

Item 2.	Properties

The Company leases space for offices, data centers and contact centers on commercially reasonable terms. Domestic facilities are located in Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Louisiana, Mississippi, Missouri, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. International facilities are located in Australia, Brazil, Canada, China, England, France, Germany, India, Israel, Japan, Mexico, the Philippines, Portugal, Scotland, Singapore, Spain, Sri Lanka and Switzerland. Upon the expiration or termination of any such leases, the Company could obtain comparable office space.

In October 2003, the Company purchased the Atrium One office building in downtown Cincinnati, Ohio, including adjacent land and buildings. The purchase was made in connection with the Company’s plan to consolidate its Cincinnati, Ohio, and Norwood, Ohio-based employees into Atrium One, its corporate headquarters. The Company anticipates that it will invest approximately $55 million in additional funds into the facility over the next three years related to building improvements, fixtures, equipment, lease buy-outs and adjacent land.

In June 2003, Wachovia Development Corporation (“Lessor”), a wholly owned subsidiary of Wachovia Corporation, acquired the Orlando, Florida, office complex, which the Company previously leased from a special purpose entity under a synthetic lease arrangement that had qualified as an operating lease. The Lessor acquired the office complex for $65.0 million, its appraised value, and began leasing it to the Company under a lease that expires June 2010. Under the lease agreement, which has been classified as an operating lease, the Company’s monthly lease payments include a fixed and variable component. Upon termination or expiration, the Company must either purchase the property from the lessor for $65.0 million or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than the $65.0 million financed by the Lessor, the Company has agreed under a residual value guarantee to pay the Lessor up to $55.0 million. If the office complex is sold to a third party for an amount in excess of $65.0 million, the Company is entitled to collect the excess. For further discussion of this arrangement, see Note 13 of Notes to Financial Statements.

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

There were no matters submitted to a vote of security holders in the fourth quarter of 2003.

Executive Officers of the Registrant

The following information is included in accordance with the provisions for Part III, Item 10.

As of December 31, 2003, the Company’s management committee members were:

Name	Age	Title

James F. Orr (a)	58	Chairman of the Board,
		President and Chief Executive Officer

Karen R. Bowman	40	President, Employee Care

Thomas A. Cruz, Jr.	56	Senior Vice President, Human Resources and Administration

David F. Dougherty	47	Executive Vice President, Global Information Management

John C. Freker	45	President, Customer Management

Maureen P. Govern	48	Chief Technology Officer

William H. Hawkins II	55	Senior Vice President, General Counsel and Secretary

Stephen L. Robertson	52	President, Information Management International

Steven G. Rolls	49	Executive Vice President, Global Customer Management and Employee Care

Ronald E. Schultz	49	Senior Vice President, Business Development

Larry S. Schwartz	44	President, Information Management North America

Earl C. Shanks	47	Chief Financial Officer

(a)	Member of the Board of Directors and Executive Committee.

Officers are elected annually, but are removable at the discretion of the Board of Directors.

JAMES F. ORR, Chairman of the Board since April 25, 2000; Chief Executive Officer of the Company since 1998; Chief Operating Officer of Cincinnati Bell Inc. (CBI), 1996-1998.

KAREN R. BOWMAN, President, Employee Care since 1999; General Counsel of CMG from 1996–1999.

THOMAS A. CRUZ, JR., Senior Vice President, Human Resources and Administration since January 21, 2003; Vice President, Human Resources and Administration, 1997–2002.

DAVID F. DOUGHERTY, Executive Vice President, Global Information Management since January 21, 2003; Chief Development Officer of the Company, 2000-2002; President of CMG, 1995-2000.

JOHN C. FREKER, President of Customer Management since January 21, 2003; Executive Vice President, Operations, CMG, 1999-2002.

MAUREEN P. GOVERN, Chief Technology Officer since 2002; Vice President of Advanced Technology Development, Cellular Infrastructure of Motorola, 1997-2002.

WILLIAM H. HAWKINS II, Senior Vice President, General Counsel and Secretary of the Company since January 21, 2003; General Counsel and Secretary, 2001-2002; Associate General Counsel and Secretary of the Company, 2000-2001; Frost & Jacobs, 1977-2000; Partner of Frost & Jacobs, 1984-2000.

STEPHEN L. ROBERTSON, President of Information Management International since June 1, 2002; Executive Vice President of IMG, 1999-2001, President of IMG’s Telecom Solutions Group, 1996-1999.

STEVEN G. ROLLS, Executive Vice President, Global Customer Management and Employee Care since January 21, 2003; Chief Financial Officer of the Company, 1998-2003; Vice President and Controller of The BF Goodrich Company, 1993-1998.

RONALD E. SCHULTZ, Senior Vice President, Business Development since January 21, 2003; President of CMG, 2000-2003; Chief Operating Officer of CMG, 1995-2000.

LARRY S. SCHWARTZ, President, Information Management North America since January 21, 2003; Executive Vice President, Information Management North America, 2002-2003; Chief Executive Officer of E-Pen InMotion, 2001-2002; Group Vice President and General Manager of Compaq Telecom, 1997-2001.

EARL C. SHANKS, Chief Financial Officer since November 13, 2003; Senior Vice President and Chief Financial Officer of NCR Corporation, 2001-2003; Vice President of Corporate Finance of NCR Corporation, 1998-2001.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Security Holder Matters

Convergys Corporation (symbol: CVG) common shares are listed on the New York Stock Exchange. As of January 31, 2004, there were 15,537 holders of record of the 174,659,684 outstanding common shares of the Company. The high, low and closing prices of its common shares for each quarter in 2003 and 2002 are listed below:

Quarter		1st	2nd	3rd	4th
2003	High	$16.50	$18.38	$19.60	$20.80
	Low	$11.30	$12.75	$15.23	$13.71
	Close	$13.20	$16.00	$18.34	$17.46

2002	High	$37.98	$30.79	$19.47	$17.90
	Low	$29.10	$18.14	$13.38	$12.50
	Close	$29.57	$19.48	$15.03	$15.15

The Company did not declare any dividends during 2003 or 2002 and does not anticipate doing so in the near future.

Equity Plans

The following table shows certain information as of December 31, 2003 with respect to compensation plans under which common shares of the Company are authorized for issuance:

	No. of Common Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of common shares remaining available for future issuance
Equity compensation plans approved by shareholders (1)	20,653,026	$25.14	9,471,298
Equity compensation plans not approved by shareholders (2)	536,890	$3.15	—

Total	21,189,916	$24.59	9,471,298

(1)	Represents stock options or shares issued under the Company’s Long-Term Incentive Plan. See Note 12 to Notes to Financial Statements for further discussion.

(2)	As disclosed in Note 12 of Notes to Financial Statements, in connection with its acquisition of Geneva Technology Ltd. (Geneva), the Company converted outstanding options to acquire Geneva shares into options to acquire Convergys shares.

Item 6.	Selected Financial and Operating Data

(Amounts in Millions Except Per Share Amounts)	2003	2002	2001	2000	1999
Results of Operations
Revenues	$2,288.8	$2,286.2	$2,320.6	$2,196.6	$1,784.9
Costs and expenses (1)	1,996.4	2,032.9	2,044.0	1,876.0	1,549.7
Operating income	292.4	253.3	276.6	320.6	235.2
Equity in earnings (loss) of Cellular Partnerships (2)	(12.6)	6.4	6.4	20.5	20.0
Other income (expense), net (3)	(1.3)	(4.3)	(8.1)	2.2	0.3
Interest expense	(6.9)	(11.0)	(20.0)	(33.1)	(32.5)

Income before income taxes	271.6	244.4	254.9	310.2	223.0
Income taxes	100.0	98.5	116.1	121.0	85.9

Net income	$171.6	$145.9	$138.8	$189.2	$137.1

Earnings per share:
Basic	$1.18	$0.90	$0.82	$1.13	$0.84
Diluted	$1.15	$0.88	$0.80	$1.09	$0.81
Weighted average common shares outstanding:
Basic	145.7	162.9	169.4	167.6	162.7
Diluted	148.8	166.1	174.4	174.2	168.9

Financial Position
Total assets	$1,810.2	$1,619.5	$1,742.9	$1,804.1	$1,605.4
Total debt	134.8	55.3	133.5	292.0	298.8
Shareholders’ equity	1,143.5	1,126.3	1,226.6	1,124.0	943.7

Other Data
Cash provided (used) by:
Operating activities	$362.8	$429.3	$334.7	$188.7	$462.0
Investing activities	(237.2)	(119.2)	(150.4)	(214.2)	(278.0)
Financing activities	(100.6)	(339.0)	(192.5)	29.4	(144.6)
Free cash flows (4)	164.0	208.5	316.2	46.1	154.7

(1)	This includes restructuring, impairment and other charges. As disclosed in Notes 3 and 5 of Notes to Financial Statements, the Company recorded $1.0 in earnings and $107.7 and $89.8 of charges related to business restructuring, asset impairment and other charges during 2003, 2002 and 2001, respectively.

(2)	Equity in earnings (loss) of Cellular Partnerships includes a $9.9 ($6.4 after tax) loss from the settlement of a lawsuit during 2003. During 1999, $12.4 ($7.8 after tax) was recorded for non-recurring charges by the partnerships.

(3)	Other income (expense), net in 2001 includes a write-down of equity investments of $6.5 ($6.5 after tax). During 1999, other income (expense) included a $1.9 ($1.2 after tax) non-recurring investment gain.

(4)	Free cash flows are not defined under accounting principles generally accepted in the United States and are calculated as cash flows from operations excluding the impact of the accounts receivable securitization less capital expenditures. Free cash flows are presented as an alternative measure of the Company’s ability to generate cash flows. For more detail, see the Financial Condition, Liquidity and Capital Resources section of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in Millions Except Per Share Amounts)

Overview

Convergys Corporation (the Company or Convergys) is a global leader in the provision of outsourced customer management, employee care and integrated billing software services. The Company was spun off from its former parent company, Cincinnati Bell Inc. (CBI), in 1998. Convergys focuses on developing long-term strategic relationships with clients in employee- and customer-intensive industries including communications, technology and financial services as well as governmental agencies. The Company has two reporting segments: (i) the Customer Management Group (CMG), which provides outsourced marketing, customer support services and employee care services; and (ii) the Information Management Group (IMG), which provides outsourced billing and information services and software.

CMG

CMG provides outsourced customer management and employee care services for its clients utilizing its advanced information systems capabilities, human resource management skills and industry expertise. In its multi-channel contact centers, CMG service agents provide a full range of customer support and employee care services including initial product information requests, customer retention initiatives, technical support inquiries for consumers and business customers, staffing, benefits administration, payroll administration and general human resource and administration services.

CMG principally focuses on developing long-term strategic outsourcing relationships with large clients in the communications, technology and financial services industries for customer management services and large employers in any industry or government for employee care services. CMG focuses on these types of clients because of the complexity of services required, the anticipated growth of their market segments and their increasing need for more cost-effective customer management and employee care services. CMG generally recognizes revenues as services are performed based on staffing hours, number of contacts or participants handled by CMG or a flat monthly fee. Supplemental revenues can sometimes be earned depending on service levels or achievement of certain performance measurement targets. The Company recognizes these supplemental revenues only after it has achieved the required measurement target.

The Company expects that growth of outsourced customer management and employee care services will be driven by the trend of large companies and governmental agencies turning to outsourcers to provide cost-effective, high quality customer support and employee care solutions. Additionally, the Company also believes that the expansion of offshore capacity, which provides customer management clients with significantly lower costs and a highly educated labor force, will drive growth in the industry. Despite this trend, CMG’s operating margins in the near term will continue to be challenged as pricing pressure intensifies and as it continues to invest in its employee care operations and customer contact center capacity in India and in the Philippines.

IMG

IMG serves clients principally by providing and managing complex billing and information software that addresses all segments of the communications industry. IMG provides its software products in one of three delivery modes: outsourced, licensed or build-operate-transfer (BOT). In the outsourced delivery mode, IMG provides the billing services by running its software in one of its data centers. In the licensed delivery mode, the software is licensed to clients who perform billing internally. Finally, the BOT delivery mode entails IMG implementing and initially running its software in the client’s data center with the option of transferring the operation of the center to the client at a future date.

In 2003, 57.9% of IMG’s revenues were for data processing services generated from recurring monthly payments from its clients based upon the number of client subscribers or bills processed by IMG in its data centers. Most of IMG’s wireless data processing agreements, which are typically for multiple years, are priced on a monthly, per subscriber or per event basis. Professional and consulting services for installation, implementation, customization and enhancement services accounted for 12.1% of IMG’s 2003 revenues. The Company invoices its clients for these services based on time and material costs at contractually agreed upon rates, or in some instances, for a fixed fee. IMG’s remaining revenues were primarily from software license arrangements and international sales. International revenues consist of a mix of professional and consulting, license and support and maintenance revenues.

After an extended period of rapid growth, the communications industry has experienced over the last couple of years one of the most difficult periods in its history. Communications companies have focused their attention on cost reduction and margin improvement, with lower investment in billing information systems. This has had an adverse impact on IMG’s revenues and operating margin. For the near future, IMG expects that it will continue to be challenged by pricing pressure and nominal subscriber growth by leading North American wireless carriers. However, as communications companies continue to expand their service offerings, the requirements of billing information systems are becoming increasingly complex. In order to remain competitive, the Company believes that many communications companies will turn to third-party vendors, such as Convergys, for their billing information system needs.

Despite the challenges facing both segments, the Company believes that its financial structure and condition are solid. At December 31, 2003, total capitalization was $1,278.3, consisting of $134.8 of short-term and long-term debt and $1,143.5 of equity. Although the Company has occasionally used its various borrowing facilities to help fund its investing and financing activities, cash flows from operating activities have been the major source of funding.

Results of Operations

Consolidated Results

	2003	2002	% Change 03 vs. 02	2001	% Change 02 vs. 01
Revenues	$2,288.8	$2,286.2	—	$2,320.6	(1)
Costs and Expenses:
Costs of products and services (1)	1,320.9	1,264.9	4	1,271.4	(1)
Selling, general and administrative expenses	458.2	409.5	12	390.6	5
Research and development costs	94.3	113.7	(17)	115.9	(2)
Depreciation	108.9	122.7	(11)	125.5	(2)
Amortization	15.1	14.4	5	50.8	(72)
Restructuring and impairment charges	(1.0)	107.7	—	58.0	86
Acquisition and integration costs	—	—	—	31.8	—

Total costs and expenses	1,996.4	2,032.9	(2)	2,044.0	(1)

Operating Income	292.4	253.3	15	276.6	(8)
Equity in earning of Cellular Partnerships	(12.6)	6.4	—	6.4	—
Other income (expense), net	(1.3)	(4.3)	(70)	(8.1)	(47)
Interest expense	(6.9)	(11.0)	(37)	(20.0)	(45)

Income Before Income Taxes	271.6	244.4	11	254.9	(4)
Income taxes	100.0	98.5	2	116.1	(15)

Net Income	$171.6	$145.9	18	$138.8	5

Diluted Earnings Per Common Share	$1.15	$0.88	31	$0.80	10

(1)	Exclusive of depreciation and amortization.

2003 vs. 2002

The Company’s 2003 revenues totaled $2,288.8, flat compared to 2002. The revenue mix consisted of a 12% decrease in IMG revenues, offset by an 8% increase at CMG. The Company’s 2003 operating income was $292.4 versus $253.3 in the prior year. This 15% increase reflects the fluctuation in the restructuring and impairment charges, $19.4 in lower research and development costs and $13.8 in lower depreciation. Partially offsetting these items were the change in revenue mix (decrease in higher margin IMG revenues, partially offset by increase in lower margin CMG revenues), a $56.0 increase in the costs of providing services and a $48.7 increase in selling, general and administrative expenses.

As discussed more fully under the heading “Restructuring, Impairment and Other Charges,” the Company incurred $107.7 in restructuring, impairment and other charges in 2002, of which $1.0 the Company reversed into income in 2003 as a change in accounting estimate.

The increase in costs of products and services was principally due to higher sales volume and direct labor costs at CMG, partially offset by savings that resulted from the restructuring actions that the Company initiated during the fourth quarter of 2002. As a percentage of revenues, 2003 costs of products and services increased to 57.7% from 55.3% in the prior year. The increase in selling, general and administrative expenses, which as a percentage of revenues increased to 20.0% during 2003 versus 17.9% in the prior year, reflects higher medical and benefit costs and further expansion of IMG’s international operations and CMG’s employee care operations. Research and development expenses decreased as a result of lower spending at both IMG and CMG. The decrease in depreciation expense was principally due to a recent slowdown in capital expenditures at IMG.

During the first quarter of 2003, the general partner of Cincinnati SMSA Limited Partnership, a provider of wireless communications of which the Company owns 45%, settled a lawsuit against the partnership for $22.0. The Company’s share of this loss was $9.9, which it recorded as a loss from its equity investment in the partnership. Including this settlement, the Company incurred an equity loss of $12.6 in 2003 versus equity earnings of $6.4 in 2002.

Interest expense decreased 37% in 2003 from the prior year, resulting from lower interest rates. The Company’s effective tax rate was 36.8% for 2003 versus 40.3% during 2002. The effective tax rate in 2002 was higher principally due to valuation allowances that were provided against international operating loss carryforwards.

As a result of the foregoing, 2003 net income was $171.6, an 18% increase from $145.9 in 2002. Earnings per diluted share increased by 31% to $1.15 from $0.88 in 2002. This includes the $9.9 ($6.4 after tax or $0.04 per diluted share) equity loss resulting from the partnership settlement in the first quarter of 2003. Additionally, this reflects the effect of $1.0 ($0.6 after tax or $0.00 per diluted share) in the restructuring accrual reversal and $107.7 ($76.8 after tax or $0.46) in restructuring and impairment charges recorded in 2003 and 2002, respectively. Weighted average diluted shares outstanding decreased to 148.8 from 166.1 as a result of the shares that were repurchased by the Company during 2003 and 2002 as discussed more fully in Note 11 of Notes to Financial Statements.

2002 vs. 2001

Revenues in 2002 totaled $2,286.2, a 1% decrease compared to 2001. The revenue decrease was attributable to a 4% decrease in IMG revenues offset by flat revenues at CMG. Operating income decreased 8% to $253.3 in 2002 from $276.6 in 2001, reflecting the decrease in revenues, an increase in CMG’s costs of products and services as a percentage of revenues, a higher level of sales, marketing and administrative expenses for both IMG and CMG and a $17.9 increase in restructuring activities, which is discussed more fully under the heading “Restructuring, Impairment and Other Charges.” Partially offsetting these items was $36.4 in lower amortization expenses resulting from the Company’s 2002 adoption of SFAS No. 142, which is discussed in further detail in Note 6 of Notes to Financial Statements.

Interest expense decreased 45% in 2002 as a result of lower borrowings and reduced interest rates. The Company’s effective tax rate was 40.3% in 2002, down from 45.5% in 2001 due to the 2001 non-deductible goodwill amortization and other charges, which were not fully tax deductible.

As a result of the foregoing, net income and diluted earnings per share increased to $145.9 and $0.88 in 2002 from $138.8 and $0.80 in 2001, respectively. This includes the effect of the $107.7 ($76.8 after tax or $0.46 per diluted share) and $89.8 ($76.7 after tax or $0.44) restructuring, impairment and other charges recorded in 2002 and 2001, respectively. This also reflects the impact of $36.4 ($29.4 after tax or $0.17 per diluted share) in lower amortization in 2002 versus 2001 due to the Company’s adoption of SFAS No. 142.

Customer Management Group

	2003	2002	% Change 03 vs. 02	2001	% Change 02 vs. 01
Revenues:
Communications	$916.3	$911.6	1	$895.3	2
Technology	192.2	208.0	(8)	220.3	(6)
Financial services	137.5	97.2	41	75.1	29
Other	258.9	180.7	43	204.0	(11)

Total revenues	1,504.9	1,397.5	8	1,394.7	—
Costs and Expenses:
Costs of products and services	943.5	858.3	10	837.1	3
Selling, general and administrative expenses	296.2	266.8	11	261.1	2
Research and development costs	6.5	10.7	(39)	12.1	(12)
Depreciation	70.6	72.0	(2)	79.3	(9)
Amortization	8.8	8.7	1	32.6	(73)
Restructuring and impairment charges	—	46.3	—	53.3	(13)

Total costs and expenses	1,325.6	1,262.8	5	1,275.5	(1)

Operating Income	$179.3	$134.7	33	$119.2	13

2003 vs. 2002

Revenues

During 2003, CMG continued to capitalize on the growing trend of large companies and governmental agencies turning to outsourcers to provide cost-effective, high quality customer management and employee care services. Additionally, CMG benefited from the market’s growing demand for offshore services. However, despite its overall increase in revenues, CMG continued to face increasing pricing pressure. CMG’s 2003 revenues were $1,504.9, an 8% increase compared to 2002. This reflects increased levels of business with many of its top 20 clients, including several clients in the financial services sector, as well as revenues resulting from customer care services provided to the United States Postal Service and employee care services provided to the State of Florida. Also contributing to the increase was the July 2002 acquisition of Speech Solutions, a division of iBasis, Inc., which generated revenues of $21.5 in 2003 compared to $9.8 recognized from the date of acquisition through December 31, 2002. This was offset by $15.5 in lower revenues associated with the divestiture of two international contact centers in 2002. Revenues from communications clients were $916.3 during 2003, an increase of 1% compared to 2002. This reflects 38% growth in services provided to CMG’s largest wireless client, offset by a 30% reduction in spending by CMG’s largest long distance client. Technology service revenues decreased 8% compared to 2002, reflecting a 16% decrease in spending by CMG’s largest software client, offset by higher revenues from CMG’s largest Internet client. Revenues from financial services clients increased 41% to $137.5 as a result of an increase in volume from three of CMG’s largest clients in the financial services sector. Other revenues increased 43% compared to 2002, reflecting revenues generated from outsourcing services provided to the United States Postal Service and the State of Florida.

Costs and Expenses

CMG’s costs of products and services increased 10% from 2002 to $943.5, reflecting the higher volume of revenues and an approximate 2 point increase in direct labor costs as a percentage of revenues. The increase in direct labor costs as a percentage of revenues resulted from pricing pressure and higher wage, medical and benefit costs, partially offset by lower labor costs incurred as a result of increased utilization of CMG’s offshore contact centers in India. Selling, general and administrative expenses were $296.2 in 2003, an 11% increase compared to the prior year, reflecting higher medical and benefit costs, start-up costs associated with CMG’s expansion of its offshore facilities in India and the Philippines and approximately $18 in increased costs incurred in connection with further investment in CMG’s employee care business. This was partially offset by $9.2 in cost savings realized through restructuring activities initiated during the fourth quarter of 2002. Also, during 2003, CMG’s combined costs of products and services and selling, general and administrative expenses increased approximately $26 compared to 2002, as a result of the weakening of the U.S. dollar versus the Canadian dollar, where CMG operates a significant portion of its contact center capacity. However, this was mostly offset by gains that resulted from the settlement and maturity of CMG’s Canadian dollar forward exchange contracts. CMG’s research and development expenses decreased 39% to $6.5 from 2002, as CMG concentrated more of its technical resources on client service and administration rather than on research and development initiatives. Additionally, as discussed in further detail under the heading “Restructuring, Impairment and Other Charges,” CMG incurred $46.3 in restructuring and impairment charges in 2002.

Operating Income

As a result of the foregoing, CMG’s 2003 operating income and margin increased to $179.3 and 11.9%, up from $134.7 and 9.6% in 2002.

2002 vs. 2001

Revenues

CMG’s 2002 revenues were $1,397.5, essentially flat compared to 2001, reflecting increased levels of business with several communications and financial services clients, partially offset by a $110.0 or 39% reduction in spending by CMG’s largest long distance client and by $12.0 in lower revenues associated with the divestiture of two international contact centers. Also contributing to the increase was the acquisition of Speech Solutions, a division of iBasis, Inc., which generated revenues of $9.8 in 2002 from the date of acquisition through the end of 2002. Revenues from communications clients were $911.6, a 2% increase compared to 2001, resulting from growth in services provided to two of CMG’s larger clients in this sector, offset by the reduction in spending by its largest long distance client. Revenues from financial services clients increased 29% to $97.2 as a result of an increase in volume from CMG’s three largest clients in the financial services sector. The lower revenues from CMG’s technology clients reflects a reduction of service provided to PC and equipment manufacturers, partially offset by $11.0 or 14% in increased revenues from CMG’s largest technology client. Other revenues decreased 11% from 2001 to $180.7, reflecting lower volume from clients in several sectors including consumer products, retail and transportation.

Costs and Expenses

The 3% increase in costs of products and services reflects higher compensation and medical benefit costs, partially offset by lower telecommunication rates which resulted in approximately $7 in savings. Selling, general and administrative expenses increased 2% to $266.8 in 2002 as a result of $3.5 in higher compensation and medical benefit costs and $4.0 in costs associated with further investment in CMG’s employee care business. This was partially offset by cost savings realized through the restructuring activities initiated during the third quarter of 2001. Depreciation expense decreased 9% to $72.0 in 2002 versus 2001, reflecting CMG’s reduction in contact center capacity that resulted from the restructuring activities initiated during the third quarter of 2001. The decrease in amortization expense resulted from the Company’s 2002 adoption of SFAS No. 142. As discussed more fully under the heading “Restructuring, Impairment and Other Charges,” restructuring and impairment charges reflect CMG’s restructuring activities initiated during the fourth quarter of 2002 and third quarter of 2001.

Operating Income

As a result of the foregoing, CMG’s operating income increased 13% to $134.7 in 2002 compared to $119.2 in 2001, and operating margin increased to 9.6% in 2002 from 8.6% in 2001.

Information Management Group

	2003	2002	% Change 03 vs. 02	2001	% Change 02 vs. 01
Revenues:
Data processing	$458.0	$530.6	(14)	$543.6	(2)
Professional and consulting	95.8	169.5	(43)	184.0	(8)
License and other	58.3	57.2	2	60.3	(5)
International	171.8	131.4	31	138.0	(5)

External revenues	783.9	888.7	(12)	925.9	(4)
Intercompany revenues	4.8	10.5	(54)	12.0	(13)

Total revenues	788.7	899.2	(12)	937.9	(4)
Costs and Expenses:
Costs of products and services	383.2	417.1	(8)	446.3	(7)
Selling, general and administrative expenses	161.4	145.2	11	133.2	9
Research and development costs	87.8	103.0	(15)	103.8	(1)
Depreciation	30.6	42.9	(29)	38.7	11
Amortization	6.3	5.7	11	18.2	(69)
Restructuring and impairment	—	53.6	—	4.7	—

Total costs and expenses	669.3	767.5	(13)	744.9	3

Operating Income	$119.4	$131.7	(9)	$193.0	(32)

2003 vs. 2002

Revenues

Beginning in the second half of 2002 and continuing throughout 2003, IMG’s results of operations were adversely affected by global weakness in the communications industry. Although the global environment for IMG’s business does not appear to be weakening, it remains challenging. This has led to the deferral of billing decisions and delays in implementation of purchased systems by many operators as well as increased pricing pressure. Additionally, wireless subscriber growth in North America has slowed from prior years, and the rollout of advanced 3G services by wireless providers worldwide has been much slower than originally anticipated. IMG’s 2003 external revenues were $783.9, a 12% decrease from 2002. Data processing revenues decreased 14% in 2003 compared to 2002, reflecting a 4% decrease in the number of year-over-year wireless subscribers processed, a lower wireless average per subscriber processing rate and a decrease in wireline revenues. This was partially offset by a 16% increase in cable data processing revenues. The decrease in wireless subscribers resulted from subscribers transferred off IMG’s system to clients’ in-house systems during the third quarter of 2002 and the second quarter of 2003. This was partially offset by nominal subscriber growth by IMG’s other wireless clients and a new wireless client who was migrated to IMG’s system during the second half of 2003. Wireless average per subscriber processing rates decreased due to contractual subscriber rate reductions and a change in mix to a greater proportion of business with IMG’s larger clients, for whom the Company charged lower rates due to their significantly higher volumes. The decrease in wireline data processing revenues represents the impact of lower pricing granted to a client in connection with a contract extension. The increase in cable data processing revenues reflects services provided to a new client.

Professional and consulting revenues for 2003 decreased 43% from 2002 as a result of decreased enhancement requests and implementations of new systems from IMG’s wireless and cable clients. IMG’s license and other revenues increased to $58.3 in 2003, reflecting the expansion of IMG’s relationships with several of its North American cable clients. IMG’s international revenues increased 31% to $171.8, reflecting combined revenue growth of approximately $33 resulting from the July 2002 acquisition of Telesens and IMG’s expansion in the Asian Pacific and Latin American regions.

Costs and Expenses

IMG’s costs of products and services decreased 8% to $383.2 in 2003 compared to 2002, reflecting savings resulting from actions taken as a result of the restructuring announced in the fourth quarter 2002. Selling, general and administrative expenses increased 11%, reflecting IMG’s further expansion in its international operations, particularly in the Asian Pacific and Latin American markets, as well as increased benefit costs. Research and development expenses decreased 15%, reflecting savings resulting from the 2002 restructuring initiatives, as well as ongoing convergence of IMG’s billing platforms. Depreciation expense decreased 29%, reflecting a recent slowdown in capital expenditures, $2.6 in lower depreciation resulting from assets that were disposed of during the fourth quarter of 2002 and $2.1 of depreciation related to assets that were transferred from IMG to the Company’s corporate operations at the beginning of 2003. Additionally, as discussed in further detail under the heading “Restructuring, Impairment and Other Charges,” IMG incurred $53.6 in restructuring and impairment charges in 2002.

Operating Income

As a result of the foregoing, IMG’s operating income decreased to $119.4 in 2003 from $131.7 in 2002, and operating margin increased to 15.2% in 2003 from 14.8% in the prior year.

2002 vs. 2001

Revenues

Excluding intercompany revenues, IMG’s 2002 external revenues were $888.7, a 4% decrease from 2001. Data processing revenues decreased 2%. 16% wireless subscriber growth and an increase in cable data processing revenues were more than offset by lower wireless average per subscriber processing rates. Wireless average per subscriber processing rates decreased due to subscriber rate reductions in exchange for the extension of existing contractual relationships, increased amortization of client acquisition costs and a change in mix to a greater proportion of business with IMG’s larger clients, for whom the Company charged lower rates due to their significantly higher volumes. The 16% wireless subscriber growth rate represents a significant slowdown compared to the 33% subscriber growth rate in 2001. This decrease represents slow organic subscriber growth by IMG’s wireless clients as well as subscribers transferred off its systems to clients’ in-house systems for wireless properties they acquired. Professional and consulting service revenues decreased 8% in 2002 as a result of IMG’s wireless clients’ postponement of and reduction in further system enhancements. License and other revenues in 2002 decreased 5% compared to 2001, reflecting the transition of IMG’s license agreement with AT&T Broadband to a data processing outsourcing agreement, offset by a new license agreement with Time Warner. International revenues decreased $6.6 in 2002 due to approximately $24 in lower software sales from existing European and Middle Eastern markets and $12 in lower Latin American revenues resulting from the completion of the Atlys implementation for Telesp Celular during the first half of 2001. This was partially offset by combined revenue growth of approximately $30 resulting from the July 2002 acquisition of Telesens and IMG’s expansion into the Asian Pacific region.

Costs and Expenses

IMG’s costs of products and services decreased 7% as a result of lower revenues and lower bill finishing rates that generated approximately $6 in savings. Selling, general and administrative expenses increased 9%, reflecting IMG’s further investment in its international operations, which was mainly driven by approximately $9 in additional costs incurred in connection with IMG’s expansion in the Asian Pacific market, as well as its increased focus on sales and marketing efforts. Depreciation expense increased 11% due to further upgrades of IMG’s two data centers as well as additional investment in its international operations. The decrease in amortization expense resulted from the Company’s 2002 adoption of SFAS No. 142. As discussed more fully under the heading “Restructuring, Impairment and Other Charges,” the increase in restructuring and impairment resulted from the restructuring plan initiated during the fourth quarter of 2002.

Operating Income

As a result of the foregoing, IMG’s operating income decreased 32% to $131.7 in 2002 versus prior year, and its operating margin decreased to 14.8% in 2002 from 20.8% in 2001.

Restructuring, Impairment and Other Charges

As discussed more fully in Notes 3 and 5 to Notes to Financial Statements, the Company recorded the following restructuring, impairment and other charges:

2002

In response to continued economic weakness, the Company announced a restructuring plan during the fourth quarter of 2002 that included a reduction in headcount affecting professional and administrative employees worldwide and the consolidation or closure of certain CMG and IMG facilities. The restructuring plan resulted in charges of $26.0 related to severance, $49.5 of facility abandonment costs associated with ongoing lease obligations and $6.7 of asset impairment for the disposal of leasehold improvements and equipment for the facilities that the Company had abandoned by the end of 2002. In addition, the Company recorded $12.7 in asset impairments, consisting principally of purchased software that the Company did not deploy or further market. The Company also recorded $12.8 of additional facility abandonment costs associated with the contact centers that were closed in connection with the restructuring plan initiated by CMG during the third quarter of 2001.

The facility abandonment component of the charge was equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. The Company used estimates, based on consultation with real estate advisors, to arrive at the proceeds from any future sublease agreements. The Company will continue to evaluate its estimates in recording the facilities abandonment charge. As a result, there may be additional charges or reversals in the future.

Combined, these items reduced operating income, net income and earnings per diluted share for 2002 by $107.7, $76.8 and $0.46, respectively. These charges reduced 2002 operating income for IMG and CMG by $53.6 and $46.3, respectively, with the balance affecting Corporate.

During the fourth quarter of 2003, the Company reversed $1.5 of facility abandonment costs due to such costs being lower than originally anticipated. This was partially offset by $0.5 in additional severance costs. These items increased 2003 operating income, net income and earnings per diluted share by $1.0, $0.6 and $0.00, respectively.

The Company began the facility closures and headcount reductions during the fourth quarter of 2002 and substantially completed them by the end of 2003. These initiatives resulted in approximately 1,350 headcount reductions compared with the 1,050 that were originally planned. Despite the higher number of redundancies, the average severance payment per employee has been lower due to a lower mix of redundancies of higher paid employees. Accordingly, actual severance costs exceeded the original charge by only $0.5.

These actions are expected to result in cash costs of $85.8, of which $29.1 was spent through the end of 2003, related principally to facility abandonment costs and severance payments. Except for approximately $5 in severance that will be paid in early 2004, the remaining payments relate to facility abandonment costs that will be paid over several years until the leases expire. Completion of these actions is expected to result in annual operating expense savings of approximately $80, which should be fully realized during 2004. During 2003, the Company realized approximately $65 in savings as a result of these initiatives.

2001

During 2000, CMG revenues increased 25%, and early 2001 projections called for 20% or more revenue growth. Given the six- to nine-month lead time needed to build out a contact center, some of the contact center expansion initiated during 2000 was in anticipation of significant 2001 growth. In the second quarter of 2001, the impact of the general global economic slowdown and, in particular, the downturn of U.S. telecommunications companies, became apparent. Accordingly, after performing a detailed review of existing contact center capacity, the Company approved a plan in the third quarter of 2001 to reduce existing CMG contact center capacity and to eliminate 550 employees in contact center management and administrative functions. The plan resulted in charges of $11.8 for facility abandonment, $6.4 for severance and $10.8 for the impairment of leasehold improvements. As a result of the workstation reduction and changes in market demand for certain contact center technologies, the plan also resulted in the write-off of $16.2 in contact center software that was never deployed. Additionally, CMG’s plan resulted in a charge of $8.1 to write down investments in certain of CMG’s European contact center operations. In the aggregate, the approval of these plans resulted in the recording of a $53.3 restructuring and impairment charge in the third quarter of 2001. The Company closed the centers in 2001 and terminated 535 professional and administrative employees by the end of the third quarter of 2002. The remaining headcount reductions were completed during the fourth quarter of 2002.

The $11.8 charge for facility abandonment costs was equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. The Company used estimates, based on consultation with real estate advisors, to arrive at the proceeds from any future sublease agreements.

Excluding the $12.8 of additional facility abandonment costs that was provided during the fourth quarter of 2002, the total cash cost of these actions is expected to be $20.2. Through the end of 2003, the Company paid $18.2 primarily for severance payments and facility abandonment costs. As of December 31, 2003, there was a remaining restructuring accrual of $2.0 related to ongoing facility and abandonment costs, which the Company will pay over the remaining lease terms.

Unrelated to the CMG restructuring activities, during the third quarter of 2001, IMG recorded an impairment charge of $4.7 related to purchased software intended to be marketed and sold that was never deployed. Also included in non-operating expense was a $6.5 charge to reflect the other than temporary decline in value of certain equity investments.

In conjunction with the Company’s acquisition of Geneva Technology Ltd. (Geneva) in 2001, the Company recorded $31.8 in transaction and integration costs during the second quarter of 2001. The integration activities were completed during 2002.

Combined, these items reduced operating income, income before taxes, net income and earnings per diluted share for 2001 by $89.8, $96.3, $76.7 and $0.44, respectively. These special items reduced 2001 operating income for CMG and IMG by $53.3 and $4.7, respectively.

The Company does not believe that these restructuring actions are indicative of known trends that should be expected in the future. However, if weakness in the communications market continues for extended periods of time, the Company may be required to take additional cost-cutting initiatives.

Client Concentration

Convergys’ five largest clients accounted for 51.7% of its revenues in 2003, down from 55.6% in 2002. The risk posed by this revenue concentration is reduced somewhat by the long-term contracts the Company has with some of its largest clients. The Company serves AT&T Wireless, its largest client with 21.2% of 2003 revenues; Sprint PCS, the Company’s second largest client; AT&T, the Company fourth largest client; and Comcast, the Company’s fifth largest client under information management and customer management contracts. DirecTV, its third largest client in 2003, is served by the Company under a customer management contract. It should be noted that during the fourth quarter of 2003, the Company announced that its information management contract with Sprint PCS had been extended. Volumes under certain of the Company’s multiple year contracts are subject to variation based, among other things, on the clients’ spending on outsourced customer support and subscriber levels.

Business Outlook

Current economic factors and other events may have a significant impact on the Company’s future period results. These include, but are not limited to the following:

•	Both IMG and CMG will continue to face increasing competition within the industries in which they operate. As a result, the trend of granting contract rate reductions and cash signing bonuses in exchange for extensions of existing contractual relationships may continue, which could result in a negative near-term impact on the Company’s revenues, operating income and/or cash flow. More specifically, the Company expects a material decline in its IMG revenues related to its data processing relationship with its wireless clients, including Sprint PCS. Additionally, for the near future, IMG expects that it will likely experience nominal subscriber growth from leading North American wireless carriers.

•	As discussed in Note 4 of the Notes to Financial Statements, in December 2003, the Company acquired certain billing and customer care assets from ALLTEL Communications Inc., a subsidiary of ALLTEL. As part of the acquisition, Convergys will begin providing billing services to more than 10.5 million additional wireless and wireline subscribers. Convergys paid $37, representing approximately one times the anticipated 2004 revenues. The acquisition is expected to have a neutral impact on the Company’s 2004 net income and diluted earnings per share.

•	The Company, as most other companies, experienced during 2003, and will continue to see, increased costs for wages and benefits, including health care.

•	The Company’s operating margins in the near term will continue to be challenged as a result of its further investment in its employee care operations, and expansion of its customer contact center capacity in India and in the Philippines. This includes its domestic and overseas employee care operations.

•	Pursuant to its long-term incentive plan, the Company historically has granted stock options to certain employees and directors. The Company accounts for these awards using the intrinsic value method pursuant to Accounting Principles Board Opinion 25 and related interpretations. With few exceptions, this has resulted in the recognition of no compensation expense, as the exercise price generally has been equal to the fair market value of the stock at the grant date. Beginning in 2004, the Company is planning to discontinue the granting of stock options to employees and directors. Instead, the Company plans to grant certain employees and directors restricted stock awards. Under the terms of the awards, the restrictions will lapse over a period of 3 to 6 years and in certain cases, will be subject to performance measures. This will result in compensation being recorded over the vesting period based on the number of shares and the fair market value of the stock as of the measurement date. The Company anticipates that this plan will impact full year 2004 diluted EPS by approximately $0.03. This expense will begin in the second quarter. The Company’s previous financial guidance included this impact.

•	Based on U.S.-based customer management clients using CMG’s contact center capacity in Canada, the Company’s operating margin will experience pressure associated with the weakening of the U.S. dollar versus Canadian dollar. Although the Company enters into forward exchange contracts to limit potential foreign currency exposure, the Company does not fully hedge against such exposure.

As a result of the factors discussed above, for the full year of 2004, IMG revenues are expected to decline by 5% to 10% from the 2003 level, and operating margin to be down for the year. CMG revenues are expected to increase 7% to 12% from the 2003 level, and operating margin to be down slightly. For the full year 2004, diluted EPS is expected to be in the range of $0.85 to $1.00.

Financial Condition, Liquidity and Capital Resources

Liquidity and Cash Flows

	2003	2002	2001
Net cash flows from operations	$362.8	$429.3	$334.7
Net cash flows used in investing	(237.2)	(119.2)	(150.4)
Net cash flows used in financing	(100.6)	(339.0)	(192.5)
Computation of Free Cash Flows:
Net cash flows from operations	$362.8	$429.3	$334.7
Change in accounts receivable securitization	(25.0)	(130.0)	95.0
Capital expenditures	(173.8)	(90.8)	(113.5)

Free Cash Flows	$164.0	$208.5	$316.2

Historically, cash flows from operating activities have been the major source of funding for the Company’s investing and financing activities. Additionally, from time to time, the Company uses its borrowing facilities including a commercial paper program backed by a $325 credit facility and a $200 accounts receivable securitization agreement, to fund these activities. See further discussion of these borrowing facilities under the section titled “Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments.”

The Company’s cash flows from operating activities totaled $362.8 in 2003, compared to $429.3 in 2002 and $334.7 in 2001. The decrease in operating cash flows in 2003 compared with 2002 was largely due to the accounts receivable securitization. During 2003, net proceeds collected under the securitization were $25.0 compared with $130.0 in net proceeds collected during 2002. Additionally, deferred charges increased by $58.4 during 2003, reflecting $98.8 incurred in connection with implementation and customer acquisition costs, offset by $40.4 in related amortization. This compares with an increase of $7.3 during 2002. The Company also contributed $30.8 in 2003 to fund its cash balance plan in order to satisfy its 2003 and 2004 ERISA funding requirements in pension contributions, which resulted in an increase in other assets. This compares to contributions of $0.5 in 2002.

These items were partially offset by improvement in the Company’s days sales outstanding (DSO). Excluding the effects of the securitization, DSO decreased by 3 days to 73 days as of December 31, 2003. DSO is computed as follows: receivables, net of allowances, plus outstanding receivables sold under the securitization program divided by average days sales. Average days sales are defined as consolidated revenues during the quarter just ended divided by the number of calendar days in the quarter just ended. Additionally, the Company paid approximately $62 in lower taxes during 2003 compared to 2002, reflecting in part the acceleration of depreciation expense for tax purposes. Finally, during 2003, there was $40.1 in cash provided by the increase in accounts payable and other current liabilities, which was principally due to cash received from clients and governmental agencies that was deferred because the revenue recognition criteria had not been satisfied.

The increase in operating cash flows in 2002 compared with 2001 largely reflected the $130.0 in net proceeds collected under the accounts receivable securitization program in 2002 compared with a net repayment of $95.0 in 2001. This was partially offset by the change in DSO, which increased 8 days during 2002 to 76 at December 31, 2002.

The Company used $237.2 for investing activities in 2003 compared to $119.2 in 2002 and $150.4 in 2001. The investing activities during 2003 reflected the Company’s $22.9 further investment in Cincinnati SMSA Limited Partnership resulting from capital calls, $40.5 used for the acquisitions of Cygent Inc. and the billing and customer care assets from ALLTEL Communications Inc. and $173.8 in capital expenditures. The 2003 capital expenditures includes $71.1 used for the Company’s October 2003 purchase of the Atrium One office building in downtown Cincinnati, Ohio, including adjacent land and buildings. The purchase was made in connection with the Company’s plan to consolidate its Cincinnati, Ohio, and Norwood, Ohio-based employees into Atrium One, its corporate headquarters. The Company partially funded the purchase of its headquarters facility with a $55.5, 10-year mortgage. See further discussion of this mortgage under the section titled “Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments.” The 2002 investing activities reflected $28.4 used for the acquisition of iBasis Speech Solutions and the assets of TelesensKSCL Limited and $90.8 in capital expenditures. The 2001 investing activities reflected $36.3 in acquisition costs related to Geneva and the customer support business of Keane, Inc., and $113.5 in capital expenditures.

The Company anticipates that it will invest an additional $55 in the Atrium facility over the next three years related to building improvements, fixtures, equipment, lease buy-outs and adjacent land. Also, the Company plans to invest approximately 6% of its revenues in capital expenditures in addition to any costs related to its corporate headquarters. The Company believes that its cash flows from operations and available capital resources will be sufficient to fund these investments. At this point, the Company is not aware of any additional capital calls from the general partner of Cincinnati SMSA Limited Partnership.

The Company used $100.6 for financing activities during 2003, compared to $339.0 in 2002 and $192.5 in 2001. The financing activities during 2003 primarily reflected the repurchase of 13.6 million shares of Convergys stock for $195.9 partially reduced by $79.5 in net debt borrowings, including the $55.5, 10-year mortgage used to partially fund the purchase of the Company’s corporate headquarters facility. See further discussion of the Company’s stock repurchase program under the section titled “Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments.” The 2002 financing activities primarily reflected the repurchase of 15.0 million shares of Convergys stock for $282.2 as well as $78.7 in net repayments of debt. The 2001 financing activities primarily reflected the repayment of $158.5 in short-term debt and the repurchase of 2.6 million shares of Convergys stock for $68.3.

The Company’s free cash flows, defined as cash flows from operating activities excluding the impact of the accounts receivable securitization less capital expenditures, were $164.0, $208.5 and $316.2 for 2003, 2002 and 2001, respectively. The Company uses free cash flows, which is a non-GAAP financial measure, as an alternative measure of the Company’s ability to generate cash flows. The $44.5 decrease in free cash flows in 2003 versus 2002 reflects the changes in operating cash flows as well as the increase in capital expenditures noted above. The $107.7 decrease in free cash flows in 2002 versus 2001 reflects the changes in operating cash flows noted above.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

The Company believes that its financial structure and condition are solid. At December 31, 2003, total capitalization was $1,278.3, consisting of $134.8 of short-term and long-term debt and $1,143.5 of equity. This results in a debt-to-capital ratio of 10.5%, which compares to 4.7% at December 31, 2002. If amounts sold under the securitization were to be treated as debt financing, the Company’s debt-to-capital ratio would have been 21.3% and 15.4% at December 31, 2003 and 2002, respectively.

The Company’s debt is considered investment grade by the rating agencies. The Company’s borrowing facilities include a commercial paper program backed by a credit facility with $325 in borrowing capacity that expires in July 2005. As of December 31, 2003, the Company had $68.0 in commercial paper and short-term notes borrowed under this facility. The participating agents in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank, Bank One, US Bank and The Royal Bank of Scotland. The credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-capitalization ratios. The Company’s interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. The Company’s debt-to-capitalization ratio cannot be greater than 0.6 to 1.0 at any time. The Company was in compliance with all covenants throughout 2003.

The Company has a $200 accounts receivable securitization agreement, under which it had sold $175.0 in accounts receivable at December 31, 2003. The accounts receivable securitization agreement in effect at the beginning of the year expired in September 2003. The Company renewed the $150 securitization agreement with Bank One in September 2003, extending the agreement until September 2004. In November 2003, the Company added a $50 co-purchasing agreement with Fifth Third Bank, increasing the securitization agreement to $200, still expiring in September 2004.

In November 2003, the Company borrowed $55.5 under a 10-year mortgage with General Electric Capital Assurance Company. The proceeds were used to partially fund the Company’s purchase of its corporate headquarters facility in downtown Cincinnati, Ohio. The Company’s corporate headquarters facility secures the mortgage.

Additionally, under a Shelf Registration Statement, which became effective in June 2003, the Company has the ability to offer up to $500.0 in debt securities, common shares, preferred shares and/or warrants to purchase such securities. To date, the Company has not offered any securities under the Shelf Registration Statement.

As more fully discussed in Note 13 of Notes to Financial Statements, the Company leases certain facilities and equipment used in its operations under operating leases. The Company had previously leased its office complex in Orlando, Florida, from a special purpose entity, which served as a conduit between an unrelated commercial lender and the Company, under a synthetic lease arrangement that had qualified as an operating lease. In June 2003, Wachovia Development Corporation (“Lessor”), a wholly owned subsidiary of Wachovia Corporation, acquired the office complex for $65.0, its appraised value, and began leasing it to the Company under a lease that expires June 2010.

The Lessor partially funded the purchase of the office complex with the issuance of $55.0 in notes sold to two non-affiliated institutional investors. The remaining $10.0 was funded through a combination of bank debt and equity. Under the lease agreement, which has been classified as an operating lease, the Company’s monthly lease payments include a fixed and variable component. The Company chose this structure as it provides a cost of financing lower than a traditional mortgage loan or a traditional operating lease.

Upon termination or expiration, the Company must either purchase the property from the lessor for $65.0 or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than the $65.0 financed by the Lessor, the Company has agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, the Company is entitled to collect the excess. The Company recognized a liability of approximately $5 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. The Company has recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which will be amortized to rental expense over the lease term. The liability will remain on the balance sheet until the end of the lease term.

Under the terms of the lease, the Company also provides certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. The Company does not expect such amounts, if any, to be material.

The Company has concluded that it is not required to consolidate the Lessor pursuant to Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51, as the Company is not the primary beneficiary. Additionally, the Company is not required to consolidate the office complex and the related lease as the lease does not qualify as a variable interest entity.

The Company believes that its present ability to borrow is greater than its established credit facilities in place. If market conditions change and the Company experiences a significant decline in revenues, its cash flows and liquidity could be reduced. This could cause rating agencies to lower the Company’s credit ratings, thereby increasing its borrowing costs, or even causing a reduction in or elimination of its access to debt and ability to raise additional equity.

On January 25, 2003, the Company’s Board of Directors authorized the repurchase of up to 10 million of its common shares. On April 2, 2003, the Board of Directors authorized the additional repurchase of up to 10 million of its common shares. The Company repurchased 13.6 million shares of Convergys stock for $195.9 pursuant to these authorizations. The Company may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on a number of considerations including market conditions and the Company’s liquidity. The following summarizes the Company’s contractual obligations at December 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	After 3 Years
Debt	$134.8	$76.0	$12.3	$46.5
Operating leases	323.8	85.1	107.5	131.2
Purchase commitments (1)	56.7	20.0	36.7	—

Total	$515.3	$181.1	$156.5	$177.7

(1)	This relates to contractual payments for various communication services.

At December 31, 2003, the Company had outstanding letters of credit of approximately $14 related to performance and payment guarantees. The Company believes that any obligation that may arise will not be material.

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

Interest Rate Risk

At December 31, 2003, the Company had $126.2 in outstanding variable rate borrowings and had sold $175.0 in accounts receivable on a variable rate basis. The carrying amount of the Company’s borrowings reflects fair value due to its short-term and variable interest rate features.

The Company uses cash flow hedges for interest rate exposure from time to time. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding cash flow hedges covering interest rate exposure at December 31, 2003.

Based upon the Company’s exposure to variable rate borrowings, a one percentage point change in the weighted average interest rate would change the Company’s annual interest expense by approximately $1.3.

Foreign Currency Exchange Rate Risk

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the British pound, the Indian rupee, the euro and the Canadian dollar. The Company currently uses forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The potential loss in fair value at December 31, 2003 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $49. This loss would be mitigated by corresponding gains on the underlying exposures.

CMG serves a number of its U.S.-based customer management clients using contact center capacity in Canada and in India. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by CMG to operate these non-U.S. contact centers are denominated in Canadian dollars or India rupees, which represents a foreign exchange exposure to the Company.

The Canadian dollar (CAD) strengthened from $1.57 per U.S. dollar at December 31, 2002 to $1.30 per U.S. dollar at December 31, 2003. Once translated into U.S. dollars, this resulted in approximately $26 in additional operating expenses, which was mostly offset by gains that resulted from the settlement and maturity of the Company’s Canadian dollar forward exchange contracts. As of December 31, 2003, the Company had open Canadian forward exchange contracts maturing during the first half of 2004, the second half of 2004, the first half of 2005 and the second half of 2005 with notional values in Canadian dollars of CAD 170.0, CAD 166.0, CAD 70.0 and CAD 57.0, respectively. The average exchange rates of these forward exchange contracts were $1.49, $1.42, $1.35 and $1.35, respectively. This compares to an average hedged exchange rate of $1.54 during 2003.

Critical Accounting Policies

Goodwill

At December 31, 2003, the Company had goodwill with a net carrying value of $726.3. As disclosed in Note 6 of Notes to Financial Statements, the Company is required to test goodwill for impairment annually and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the second step requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Fair value of the reporting unit was determined using the income approach. Under the income approach, value is dependent on the present value of net cash flows to be derived from the ownership. The income approach requires significant estimates about future cash flows and discount rates. As required, the Company completed its annual impairment tests for its reporting units during the fourth quarter of 2003. Based on the results of the first step, the Company had no goodwill impairment related to its four reporting units: Information Management International, Information Management North America, Customer Management and Employee Care. Although the Company makes every reasonable effort to ensure the accuracy of its estimate of the fair value of its reporting units, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss. For example, a 30% variance in the Company’s estimate of its Information Management International reporting unit’s fair value could result in it performing the second step of the impairment test as described above for the $99.1 of goodwill recorded by this reporting unit. A 30% decrease, however, in the estimate of any of the other three reporting units would not lead to any further tests for impairment.

Deferred Charges

In connection with certain of the Company’s outsourcing arrangements, the Company from time to time will incur direct and incremental costs, consisting principally of non-refundable cash payments made to clients, to acquire or extend a contractual relationship. To the extent recovery of these costs is probable, the Company capitalizes these costs and amortizes them ratably over the life of the contract as a reduction of revenue.

In connection with its outsourcing arrangements, the Company also performs initial implementations, which include the installation and customization of its proprietary software in its centers. Under these arrangements, the client does not take possession of the software nor has the right to take possession of the software without incurring a significant economic penalty. In accordance with Emerging Issues Task Force (EITF) Issue 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” the implementations are not treated as separate elements for revenue recognition purposes. Any proceeds collected for the implementations are deferred and recognized over the service period. Additionally, with respect to certain license arrangements, the Company defers all revenue related to the arrangement (including revenues related to the implementation services) and recognizes it over the period the Company is providing support and maintenance. The Company capitalizes all direct and incremental costs of the implementations, to the extent recovery is probable, and amortizes them ratably over the life of the arrangements as costs of providing service.

At inception and throughout the term of the contract, the Company evaluates recoverability by considering profits to be earned under the related contract, the creditworthiness of the client and, if applicable, contract termination penalties payable by the client in the event that the client terminates the contract early. The Company’s estimate of profitability is dependent in large part on its estimate of costs. Although the Company makes every reasonable effort to accurately estimate costs, revisions may be made based on actual costs incurred that could result in the recording of an impairment loss. Additionally, if the financial condition of a client were to deteriorate, resulting in a reduced ability to make payments, the Company may be unable to recover the costs, which would result in an impairment loss. Finally, the Company’s entitlement to termination fees may be subject to challenge if a client were to allege that the Company was in breach of contract. However, based on its evaluation of the related contracts as of December 31, 2003, the Company believes that the $153.5 of deferred charges is recoverable.

Revenue Recognition

For certain IMG contracts, the Company recognizes software license and related professional and consulting revenues using the percentage-of-completion method of accounting by relating contract costs incurred to date to total estimated contract costs at completion. During 2003, less than 5% of the Company’s consolidated revenues were recognized using the percentage-of-completion method. This method of accounting relies on estimates of total expected contract revenues and costs. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. Because the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contracts, recognized revenues are subject to revisions as the contracts progress to completion. Revisions in estimates are reflected in the period in which the facts that give rise to a revision become known. Accordingly, favorable changes in estimates result in additional revenue recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenues. When estimates indicate a loss under a contract, a provision for such loss is recorded as a component of the costs of providing services. As work progresses under a loss contract, revenues continue to be recognized, and a portion of the contract loss incurred in each period is charged to the contract loss reserve. The Company believes it makes every reasonable effort to ensure the accuracy of its estimates of completion.

Restructuring Accrual

The Company recorded significant restructuring and impairment charges related to the reduction in headcount and facility closures during 2002 and 2001. As of December 31, 2003, the Company had $62.7 of remaining restructuring accruals, principally related to facility closure costs, which will be paid over several years as the leases expire. The accrual is equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. The Company has used estimates, based on consultation with real estate advisors, to arrive at the proceeds from any future sublease agreements. The Company will continue to evaluate its estimates in recording the facilities abandonment charge. As a result, there may be additional charges or reversals in the future.

Contingencies

The Company considers the likelihood of various loss contingencies, including tax and legal contingencies arising in the ordinary course of business, and its ability to make a reasonable estimate of its loss. Pursuant to SFAS No. 5, “Contingent Liabilities,” the Company accrues for a loss contingency when it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. As disclosed in Note 13 of Notes to Financial Statements, the Company was named as an additional defendant in an action filed with the Employment Tribunal in Glasgow, Scotland, by 156 former employees of Telesens against Telesens (in receivership) and the three individual receivers (Receivers). Prior to the Company’s acquisition of Telesens’ assets, the Receivers declared certain employees of Telesens redundant and terminated their employment. The claimants allege that the dismissals were unlawful under Scottish law and that the Company, as purchaser of the Telesens business, is liable for the dismissals. Although not specified in the complaint, the Company believes the claimants are seeking damages of approximately $15. The Company is defending the case vigorously and intends to continue to do so. In the event of an adverse judgment, the Company believes that the results of the claim would not have a materially adverse effect on the Company’s financial condition.

The Company has made certain other estimates that, while not involving the same degree of judgment, are important to understanding the Company’s financial statements. These estimates are in the areas of measuring its obligations related to its defined benefit plans, valuation allowances related to its deferred tax assets, self-insurance accruals, determining vendor specific objective evidence (VSOE) of fair value in connection with its license arrangements and assessing recoverability of intangible assets. On an ongoing basis, management evaluates its estimates and judgments in these areas based on its historical experience and other relevant factors. The Company’s estimates as of the date of the financial statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at the project initiation. The adoption of this statement impacts the timing of exit costs, primarily related to lease terminations, associated with future restructuring charges. Under prior rules, these costs were accrued when the Company committed to an exit plan. Under the new rules, exit costs are expensed as the costs are incurred.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” providing further guidance on how to account for multiple element contracts. Issue 00-21 is effective for all arrangements entered into after the second quarter of 2003. Issue 00-21 did not have a material impact on the Company’s accounting treatment of multiple element contracts.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirement for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and measurement provisions are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for the Company’s December 31, 2002 financial statements. The adoption of this interpretation did not have a material impact on the Company’s financial position or results of operations. See Note 13 of Notes to Financial Statements for a discussion of the Company’s guarantees.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51, which changes the criteria currently used by companies in deciding whether they are required to consolidate another entity. As disclosed in Note 13, the adoption of Interpretation No. 46 had no impact on the Company’s results of operations or financial condition.

In May 2003, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 03-04, “Determining the Classification and Benefit Attribution Method for a ‘Cash Balance’ Pension Plan,” to specifically address the accounting for certain cash balance pension plans. EITF 03-04 requires certain cash balance pension plans to be accounted for as defined benefit plans. For cash balance plans described in the consensus, the consensus also requires the use of the traditional unit credit method for purposes of measuring the benefit obligation and annual cost of benefits earned as opposed to the projected unit credit method. The Company has historically accounted for its cash balance plan as a defined benefit plan; however, the Company adopted the measurement provisions of EITF 03-04 as of December 31, 2003. The adoption of EITF 03-04 will reduce pension expense in 2004 by $4.5.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is included in Item 7 on pages 29 - 30 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

Beginning on page 34 and continuing through page 60 are the consolidated financial statements with applicable notes and the related Report of Independent Accountants, and the supplementary financial information specified by Item 302 of Regulation S-K.

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

To provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that accounting records are reliable for preparing financial statements, management maintains a system of accounting, internal, disclosure and other controls, including an internal audit function. Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of circumvention or overriding of controls and, therefore, can provide only reasonable assurance with respect to financial statement presentation. The system of accounting and other controls is improved and modified in response to changes in business conditions and operations and recommendations made by the independent accountants and the internal auditors.

The Audit Committee of the Board of Directors, which is composed of independent directors who are not employees, meets regularly with management, the internal auditors and the independent accountants to review the manner in which these groups of individuals are performing their responsibilities and to carry out the Committee’s oversight role with respect to auditing, internal and disclosure controls and financial reporting matters. Periodically, both the internal auditors and the independent accountants meet privately with the Committee and have access to its individual members.

Convergys engaged Ernst & Young LLP, independent accountants, in 2003 to audit the consolidated financial statements in accordance with auditing standards generally accepted in the United States, which include consideration of the internal control structure. Their report appears on the following page.

/s/ James F. Orr

James F. Orr President and Chief Executive Officer

/s/ Earl C. Shanks

Earl C. Shanks Chief Financial Officer

/s/ Michael D. Jones

Michael D. Jones Chief Accounting Officer

Report of Independent Accountants

To the Board of Directors and Shareholders of Convergys Corporation

We have audited the consolidated balance sheets of Convergys Corporation as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convergys Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for each of the three years ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the financial statements, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ Ernst & Young LLP

Ernst & Young LLP Cincinnati, Ohio February 6, 2004

Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
(Amounts in Millions Except Per Share Amounts)	2003	2002	2001
Revenues	$2,288.8	$2,286.2	$2,320.6
Costs and Expenses:
Costs of products and services	1,320.9	1,264.9	1,271.4
Selling, general and administrative expenses	458.2	409.5	390.6
Research and development costs	94.3	113.7	115.9
Depreciation	108.9	122.7	125.5
Amortization	15.1	14.4	50.8
Restructuring and impairment charges	(1.0)	107.7	58.0
Acquisition and integration costs	—	—	31.8

Total costs and expenses	1,996.4	2,032.9	2,044.0

Operating Income	292.4	253.3	276.6
Equity in earnings (loss) of Cellular Partnerships	(12.6)	6.4	6.4
Other income (expense), net	(1.3)	(4.3)	(8.1)
Interest expense	(6.9)	(11.0)	(20.0)

Income before income taxes	271.6	244.4	254.9
Income taxes	100.0	98.5	116.1

Net Income	$171.6	$145.9	$138.8

Other Comprehensive Income, Net of Tax:
Currency translation adjustments	$14.8	$5.9	$(7.2)
Minimum pension liability	(9.8)	—	—
Unrealized gain (loss) on hedging activities	19.1	4.5	(1.0)
Unrealized loss on investments	—	—	(1.8)

Total Comprehensive Income	$195.7	$156.3	$128.8

Earnings per common share:
Basic	$1.18	$0.90	$0.82
Diluted	$1.15	$0.88	$0.80
Weighted average common shares outstanding:
Basic	145.7	162.9	169.4
Diluted	148.8	166.1	174.4

The accompanying notes are an integral part of the financial statements.

Consolidated Balance Sheets

	At December 31,
(Amounts in Millions)	2003	2002
Assets
Current Assets
Cash and cash equivalents	$37.2	$12.2
Receivables, net of allowances of $20.4 and $15.7	298.1	315.2
Deferred income tax benefits	23.0	41.2
Prepaid expenses and other current assets	61.2	49.6

Total current assets	419.5	418.2
Property and equipment, net	363.8	298.0
Goodwill, net	726.3	698.8
Other intangibles, net	45.0	32.5
Investments in Cellular Partnerships	47.2	38.1
Deferred charges	153.5	95.1
Other assets	54.9	38.8

Total Assets	$1,810.2	$1,619.5

Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$76.0	$50.7
Payables and other current liabilities	466.7	411.3

Total current liabilities	542.7	462.0
Long-term debt	58.8	4.6
Other long-term liabilities	65.2	26.6

Total liabilities	666.7	493.2
Commitments and Contingencies
Shareholders’ Equity
Preferred shares—without par value, 5.0 authorized; none outstanding	—	—
Common shares—without par value, 500.0 authorized; 174.6 outstanding in 2003 and 173.4 in 2002	839.4	822.0
Treasury stock—31.4 shares in 2003 and 17.8 shares in 2002	(547.0)	(351.1)
Retained earnings	835.4	663.8
Accumulated other comprehensive income (loss)	15.7	(8.4)

Total shareholders’ equity	1,143.5	1,126.3

Total Liabilities and Shareholders’ Equity	$1,810.2	$1,619.5

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in Millions)	2003	2002	2001
Cash Flows From Operating Activities:
Net income	$171.6	$145.9	$138.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124.0	137.1	176.3
Deferred income tax expense (benefit)	44.7	(10.6)	9.6
Restructuring, impairment and integration costs	—	19.4	45.2
Cellular Partnerships distributions in excess of (less than) earnings	13.8	(2.8)	30.7
Income tax benefit from stock option exercises	1.6	3.7	7.8
Proceeds from (repayments of) receivables securitization, net	25.0	130.0	(95.0)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in receivables	(7.9)	(27.4)	77.1
Decrease (increase) in other current assets	19.0	(12.8)	6.6
Increase in deferred charges	(58.4)	(7.3)	(54.6)
Decrease (increase) in other assets	(16.1)	1.9	(14.0)
Increase (decrease) in payables and other current liabilities	40.1	51.7	(11.4)
Other, net	5.4	0.5	17.6

Net cash provided by operating activities	362.8	429.3	334.7

Cash Flows From Investing Activities:
Capital expenditures	(173.8)	(90.8)	(113.5)
Investments in Cellular Partnerships	(22.9)	—	—
Acquisitions, net of cash acquired	(40.5)	(28.4)	(36.3)
Other, net	—	—	(0.6)

Net cash used in investing activities	(237.2)	(119.2)	(150.4)

Cash Flows From Financing Activities:
Borrowings (repayments) of debt, net	24.0	21.3	(158.5)
Borrowings of mortgage note	55.5	—	—
Repayment of medium-term notes	—	(100.0)	—
Purchase of treasury shares	(195.9)	(282.2)	(68.3)
Issuance of treasury shares	—	—	1.2
Issuance of common shares	15.8	21.9	33.1

Net cash used in financing activities	(100.6)	(339.0)	(192.5)

Net increase (decrease) in cash and cash equivalents	25.0	(28.9)	(8.2)
Cash and cash equivalents at beginning of year	12.2	41.1	49.3

Cash and cash equivalents at end of year	$37.2	$12.2	$41.1

Supplemental Cash Flow Information:
Cash paid for interest	$6.3	$13.2	$18.1
Income taxes paid, net of refunds	$50.7	$112.9	$101.6

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Shareholders’ Equity

(Amounts in Millions)	Number Of Common Shares	Common Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2001	169.7	$755.5	$(1.8)	$379.1	$(8.8)	$1,124.0
Issuance of common shares	2.5	31.8	1.2			33.0
Repurchase of common shares			(68.3)			(68.3)
Net income				138.8		138.8
Other comprehensive loss					(10.0)	(10.0)
Amortization of stock-based compensation		9.1				9.1

Balance at December 31, 2001	172.2	796.4	(68.9)	517.9	(18.8)	1,226.6
Issuance of common shares	1.2	11.5				11.5
Repurchase of common shares			(282.2)			(282.2)
Net income				145.9		145.9
Other comprehensive income					10.4	10.4
Amortization of stock-based compensation		14.1				14.1

Balance at December 31, 2002	173.4	822.0	(351.1)	663.8	(8.4)	$1,126.3
Issuance of common shares	1.2	6.7				6.7
Repurchase of common shares			(195.9)			(195.9)
Net income				171.6		171.6
Other comprehensive income					24.1	24.1
Amortization of stock-based compensation		10.7				10.7

Balance at December 31, 2003	174.6	$839.4	$(547.0)	$835.4	$15.7	$1,143.5

The accompanying notes are an integral part of the financial statements.

Notes to Financial Statements

(Amounts in Millions Except Share and Per Share Amounts)

1.	Background and Basis of Presentation

Convergys Corporation (the Company or Convergys) is a global leader in the provision of outsourced customer management, employee care and integrated billing software services. The Company was spun off from its former parent company, Cincinnati Bell Inc. (CBI), in 1998. Convergys focuses on developing long-term strategic relationships with clients in employee- and customer-intensive industries including communications, technology and financial services as well as governmental agencies. The Company has two reporting segments: (i) the Customer Management Group (CMG), which provides outsourced marketing, customer support services and employee care services; and (ii) the Information Management Group (IMG), which provides outsourced billing and information services and software. The Company has developed a base of recurring revenues by providing value-added billing and customer management and employee care solutions for its clients, generally under long-term contracts.

Certain prior year amounts have been reclassified in the consolidated financial statements and accompanying notes to conform to 2003 classifications.

2.	Accounting Policies

Consolidation—The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated upon consolidation.

Use of Estimates—Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Foreign Currency—Assets and liabilities of foreign operations are translated to U.S. dollars at yearend exchange rates. Revenues and expenses are translated at average exchange rates for the year. Translation adjustments are accumulated and reflected as adjustments to comprehensive income.

Revenue Recognition—Revenues for outsourced customer management and employee care services related to CMG are recognized after the related services are performed based on hourly, monthly, per call or per participant rates detailed in the client contract. IMG generates its revenues from three primary sources: data processing, professional and consulting services and license and other services. Data processing revenues consist of monthly fees for processing client transactions in IMG’s data centers and, in some cases, the clients’ data centers, using IMG’s proprietary software. Professional and consulting revenues consist of fees generated for installation, implementation, customization, project management and training services related either to the clients’ use of IMG’s software in IMG’s data centers or in their own processing environments. License and other revenues consist of revenues generated from the sale of licenses to use IMG’s proprietary software and related software support and maintenance fees.

The Company’s revenues are recognized in conformity with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition,” Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and Statement of Position (SOP) 97-2, “Software Revenue Recognition.” Revenues are recognized only when there is evidence of an arrangement and the Company determines that the fee is fixed and determinable and collection of the fee included in the arrangement is considered probable. When determining whether the fee is considered fixed and determinable and collection is probable, the Company considers a number of factors including the creditworthiness of the client and the contractual payment terms. If a client is not considered creditworthy, all revenue under arrangements with that client is recognized upon receipt of cash. If payment terms extend beyond what is considered customary or standard in the related industry and geographic location, the related fees are considered extended and deferred until they become due and payable.

Combined, CMG revenues and IMG data processing revenues accounted for 85.8%, 84.3% and 83.5% of the Company’s consolidated revenues in 2003, 2002 and 2001, respectively. These revenues are recognized as services are performed on a per subscriber, per event, per call, per participant or flat monthly fee basis using rates that are detailed in the client contract. Supplemental revenues can sometimes be earned depending on service levels or achievement of certain performance measurement targets. The Company recognizes these supplemental revenues only after it has achieved the required measurement target. The Company normally invoices its clients for these services on a monthly basis.

The majority of IMG’s professional and consulting fees are invoiced monthly to the Company’s clients based on time and materials incurred at contractually agreed upon rates. In some instances, particularly as it relates to IMG’s international license arrangements, the Company invoices for professional and consulting services based upon a fixed fee. Professional and consulting services provided in connection with license arrangements are evaluated to determine whether those services are essential to the client’s functionality of the software. When significant customization or modification of the software and the development of complex interfaces are required to meet the client’s functionality, those services are considered essential. Accordingly, the related professional and consulting revenue is recognized together with the license fee using the percentage-of-completion method. The Company calculates the percentage of work completed by comparing contract costs incurred to date to total estimated contract costs at completion. When the professional and consulting services provided in connection with license arrangements are not considered essential or when professional and consulting services are provided in connection with outsourcing arrangements, the revenues are recognized as the related services are delivered.

IMG’s license arrangements are contracted as either perpetual or term licenses, depending on the software product. As noted above, when IMG provides professional and consulting services that are considered essential to the software’s functionality, the license element is recognized together with the professional and consulting element using the percentage-of-completion method. When IMG is not required to provide services that are considered essential to the software’s functionality, the license element is recognized upon delivery of the software, assuming all other revenue recognition criteria have been met.

The Company typically is engaged to provide support and maintenance services in connection with its license arrangements. Revenues for support and maintenance services are recognized ratably over the term of the agreement. For these multiple element arrangements, the Company allocates the contract value to the elements based on fair value of the individual elements. Fair value is determined using vendor specific objective evidence (VSOE), which represents the normal pricing for these elements when sold separately. For a limited number of its license arrangements, the Company does not have sufficient VSOE of fair value of its undelivered elements, principally related to support and maintenance. As a result, revenue for the entire arrangement, including license fees and related professional and consulting fees, is deferred and recognized over the term of the support and maintenance period.

In connection with the Company’s outsourcing arrangements, the Company often performs initial implementations, including the installation and customization of its proprietary software in its centers. Under these arrangements, a client does not take possession of the software nor has the right to take possession of the software without incurring a significant economic penalty. In accordance with EITF Issue 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” the implementations are not treated as separate elements. Accordingly, any proceeds collected for the implementations are deferred and recognized over the service period.

Stock Compensation—Convergys provided stock options and other stock-based awards to certain employees and directors. The Company accounts for these awards using the intrinsic value method pursuant to Accounting Principles Board Opinion 25 and related interpretations. If the Company had elected to recognize compensation cost for the issuance of options to Company employees based on the fair value at the grant dates, prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” net income and earnings per share would have been impacted as follows:

	Year Ended December 31,
	2003	2002	2001
Net income:
Net income, as reported	$171.6	$145.9	$138.8
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(38.5)	(45.2)	(43.5)

Pro forma	$133.1	$100.7	$95.3
Basic earnings per share:
As reported	$1.18	$0.90	$0.82
Pro forma	$0.91	$0.62	$0.56
Diluted earnings per share:
As reported	$1.15	$0.88	$0.80
Pro forma	$0.90	$0.61	$0.54

Net income for 2003, 2002 and 2001 included $6.8, $9.0 and $5.8, respectively, in compensation expense, net of tax, related to stock-based awards.

Income Taxes—The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Gross deferred tax assets then may be reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS No. 109.

During 2003, the Company initially adopted the accounting policy to recognize the tax benefits from current and unrealized prior years’ stock option deductions after recognition of net operating loss carryforwards (i.e., determined before consideration of current and prior years’ stock option deductions). This accounting policy principally relates to the Company’s foreign operations.

Other Comprehensive Income (Loss)—Components of other comprehensive income consist of currency translation adjustment, minimum pension liabilities, net of tax, unrealized gains (losses) on hedging activities, net of tax, and unrealized gains (losses) on available for sale securities, net of tax. Foreign currency translation adjustments generally are not adjusted for income taxes as they relate to indefinite investments in non-U.S. operations.

Concentration of Credit Risk—In the normal course of business, the Company is exposed to credit risk. The principal concentrations of credit risk are cash deposits, accounts receivable and derivative instruments. The Company regularly monitors credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in a loss.

Historically, credit losses on accounts receivable have not been material because of the large concentration of revenues with a small number of large, established companies. The Company does not require collateral or other security to support accounts receivable. The Company evaluates the credit worthiness of its clients in conjunction with its revenue recognition processes, as discussed above, as well as through its ongoing collectibility assessment processes for accounts receivable. The Company maintains an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific clients, historical trends and other information.

Cash Equivalents—Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Receivables—Trade receivables are comprised primarily of amounts owed to the Company through its billing and information services and software, customer management and employee care services and are presented net of an allowance for doubtful accounts of $20.4 and $15.7 at December 31, 2003 and 2002, respectively. Contracts with individual clients determine when receivables are due, generally within 30 days, and whether interest is accrued on late payments.

Property and Equipment—Property and equipment is stated at cost. Depreciation is based on the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over a 30-year life, software over a three- to six-year life and equipment generally over a three- to five-year life. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease.

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

Internal Use Software—The Company follows SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” that requires the capitalization of certain expenditures for software that is purchased or internally developed for use in the business. Amortization of internal use software begins when the software is ready for service and continues on the straight-line method generally over a three-year life.

Goodwill and Other Intangibles—On January 1, 2002, the Company adopted, on a prospective basis, Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis with lives ranging from 25 to 40 years. As discussed more fully in Note 6, goodwill is tested at least annually for impairment.

Other intangibles are amortized over a straight-line basis with lives ranging from two to ten years and evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts.

Deferred Charges—In connection with certain of the Company’s outsourcing arrangements, the Company from time to time will incur direct and incremental costs, consisting principally of non-refundable cash payments to clients, to acquire or extend a contractual relationship. To the extent recovery of these costs is probable, the Company capitalizes these client acquisition costs and amortizes them ratably over the life of the contract as a reduction of revenue.

As more fully described under the heading “Revenue Recognition,” the Company often performs, in connection with its outsourcing arrangements, initial implementations, including the installation and customization of its proprietary software in its centers. Additionally, with regard to certain license arrangements where the Company does not have sufficient VSOE of support and maintenance elements, the Company defers all revenue related to the arrangement (including revenues related to implementations) and recognizes it over the term of the support and maintenance period. In connection with these arrangements, the Company capitalizes all direct and incremental costs of the implementations, to the extent recovery of these costs is probable, and amortizes them ratably over the life of the arrangements as costs of providing service.

During 2003, 2002 and 2001, the Company capitalized $98.8, $38.1 and $84.8 of client acquisition and implementation costs, respectively. The related amortization for these years was $40.4, $30.8 and $30.2, respectively.

Investments—The Company owns 45% limited partnership interests in Cincinnati SMSA Limited Partnership and Cincinnati SMSA Tower Holdings LLC (the Cellular Partnerships). Cincinnati SMSA Limited Partnership, a provider of wireless communications in central and southwestern Ohio and northern Kentucky, conducts its operations as a part of Cingular Wireless LLC (Cingular), a joint venture between SBC Communications and BellSouth Corporation and the second largest wireless provider in the United States. Cingular is the general partner as well as a limited partner with a combined partnership interest of approximately 53%. SBC Communications is the general partner and a limited partner of Cincinnati SMSA Tower Holdings LLC, an operator of cellular tower space, with a combined partnership interest of approximately 53%. The general partners are authorized to conduct and manage the business of the Cellular Partnerships. The Company, as a limited partner, does not take part in, or interfere with, the day-to-day management of the Cellular Partnerships by the general partners. Limited partners are entitled to their percentage share of earnings and cash distributions. The Company accounts for its interest in the Cellular Partnerships under the equity method of accounting.

Equity investments in other entities are classified as available-for-sale and recorded at fair value where such value is readily determinable. Unrealized gains or losses on those investments, net of tax, are reported as a component of other comprehensive income and included in shareholders’ equity, but excluded from the determination of net income until realized. As of December 31, 2003 and 2002, the Company’s carrying value of other equity investments was $0.

Postemployment Benefits—The Company provides severance benefits to certain employees. Pursuant to SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” the Company accrues the benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.

Self-Insurance Accruals—The Company self-insures for certain levels of workers’ compensation and employee health insurance. Estimated costs of these self-insurance programs are accrued at the projected settlements for known and incurred but not reported claims. Self-insurance liabilities of the Company amounted to $15.9 and $14.9 at December 31, 2003 and 2002, respectively.

Deferred Revenue and Government Grants—Client payments in excess of revenue recognized are recorded as deferred revenue. From time to time, the Company receives grants from local or state governments as an incentive to locate or retain operations in their jurisdictions. Depending on the arrangement, the grants are either received up-front or at the point the Company achieves the milestones set forth in the grant. The Company’s policy is to record the grant monies received as deferred income and recognize income as either a reduction of costs of service expense, selling, general and administrative expense or depreciation expense as the milestones are met over the life of the grant. The Company’s deferred revenue and government grants amounted to $75.8 and $46.6 at December 31, 2003 and 2002, respectively.

Derivative Instruments—The Company’s risk management strategy includes the use of derivative instruments to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. The Company currently uses cash flow hedges. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. The Company generally enters into forward exchange contracts expiring within 24 months as hedges of anticipated cash flows denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. In using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, the Company exposes itself to some counterparty credit risk. Additionally, the Company from time to time enters into interest rate swap agreements to effectively fix the interest rates of variable rate borrowings.

All derivatives, including foreign currency exchange contracts, are recognized in the balance sheet at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. On the date the derivative contract is entered into, the Company determines whether the derivative contract should be designated as a hedge. For derivatives that are designated as hedges, the Company further designates the hedge as either a fair value or cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as fair value hedges are recorded in the consolidated statement of income along with the loss or gain on the hedged asset or liability. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in other comprehensive income, until the underlying transactions occur. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. At December 31, 2003 and 2002, no hedges were determined to be ineffective.

Fair Value of Financial Instruments—Fair values of cash equivalents and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. Long-term debt carried on the Company’s consolidated balance sheets at December 31, 2003 and 2002 has a carrying value that approximates its estimated fair value. The fair value is based on discounting future cash flows using current interest rates adjusted for risk. The fair value of short-term debt approximates its recorded value because of its short-term nature.

New Accounting Pronouncements—In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at the project initiation. The adoption of this statement impacts the timing of exit costs, primarily related to lease terminations, associated with future restructuring charges. Under prior rules, these costs were accrued when the Company committed to an exit plan. Under the new rules, exit costs are expensed as the costs are incurred.

In November 2002, the EITF reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” providing further guidance on how to account for multiple element contracts. Issue 00-21 is effective for all arrangements entered into after the second quarter of 2003. Issue 00-21 did not have a material impact on the Company’s accounting treatment of multiple element contracts.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirement for guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and measurement provisions are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for the Company’s December 31, 2002 financial statements. The adoption of this interpretation did not have a material impact on the Company’s financial position or results of operations. See Note 13 of Notes to Financial Statements for a discussion of the Company’s guarantees.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51, which changes the criteria currently used by companies in deciding whether they are required to consolidate another entity. As disclosed in Note 13, the adoption of Interpretation No. 46 had no impact on the Company’s results of operations or financial condition.

In May 2003, the EITF reached consensus on EITF Issue No. 03-04, “Determining the Classification and Benefit Attribution Method for a ‘Cash Balance’ Pension Plan,” to specifically address the accounting for certain cash balance pension plans. EITF 03-04 requires certain cash balance pension plans to be accounted for as defined benefit plans. For cash balance plans described in the consensus, the consensus also requires the use of the traditional unit credit method for purposes of measuring the benefit obligation and annual cost of benefits earned as opposed to the projected unit credit method. The Company has historically accounted for its cash balance plan as a defined benefit plan; however, the Company adopted the measurement provisions of EITF 03-04 as of December 31, 2003. The adoption of EITF 03-04 will reduce pension expense in 2004 by $4.5.

3.	Acquisition of Geneva

In April 2001, the Company acquired 100% of the outstanding shares of Geneva Technology Ltd. (Geneva). The acquisition of Geneva was accounted for under the pooling-of-interests method of accounting.

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

On December 31, 2003, the Company acquired certain billing and customer care assets from ALLTEL Communications Inc., a subsidiary of ALLTEL Corporation (ALLTEL). Convergys paid $37.0, representing approximately one times the anticipated 2004 revenues. Additional earn-out payments are possible based on future performance. As part of the acquisition, Convergys will begin providing billing services to more than 10.5 million additional wireless and wireline subscribers, and will add several new companies to its list of billing clients including Cingular, Centennial Communications and Commonwealth Telephone.

In February 2003, the Company acquired Cygent, Inc. (Cygent), a software provider of a Web-based customer, order and service management platform for the communications industry. The purchase price was $3.5. Cygent was acquired in order to expand the Company’s offering to the global communications market place, especially in the wireline market.

In July 2002, the Company purchased substantially all the assets of iBasis Speech Solutions, Inc. (Speech Solutions), a wholly owned subsidiary of iBasis, Inc., a provider of international Internet-based communication services. The Company paid approximately $19. In early 2004, an additional earn-out payment of approximately $1 was made as a result of Speech Solutions achieving certain revenue milestones. The earn-out payment was treated as additional purchase price consideration. The acquisition of Speech Solutions supplements the Company’s existing customer management and employee care capabilities with state-of-the-art interactive voice response (IVR) and advanced speech recognition (ASR) technology allowing for broader account penetration.

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

5.	Business Restructuring and Asset Impairment

In response to continued economic weakness, the Company announced a restructuring plan during the fourth quarter of 2002 that included a reduction in headcount affecting professional and administrative employees worldwide and the consolidation or closure of certain CMG and IMG facilities. The restructuring plan resulted in charges of $26.0 related to severance, $49.5 of facility abandonment costs associated with ongoing lease obligations and $6.7 of asset impairment for the disposal of leasehold improvements and equipment for the facilities that the Company had abandoned by the end of 2002. In addition, the Company recorded $12.7 in asset impairments, including $5.4 in software originally capitalized pursuant to SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which the Company decided to discontinue marketing. The remaining portion of the $12.7 consisted principally of software intended for internal use that was capitalized pursuant to SOP 98-1 that the Company did not deploy. The impairment charge was based on the carrying value of the software at the date of discontinuance or disposal, as the net realizable value or proceeds from disposal was $0.

The Company also recorded $12.8 of additional facility abandonment costs associated with the contact centers that were closed in connection with the restructuring plan initiated by CMG during the third quarter of 2001. Based on its limited success in subleasing these facilities and further consultation with its real estate advisors, CMG revised its estimate related to the proceeds it expects to receive through the sublease of these facilities, which resulted in this additional restructuring charge.

The facility abandonment component of the charge was equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. The Company used estimates, based on consultation with real estate advisors, to arrive at the proceeds from any future sublease agreements. The Company will continue to evaluate its estimates in recording the facilities abandonment charge. As a result, there may be additional charges or reversals in the future.

Combined, these items reduced operating income, net income and earnings per diluted share for 2002 by $107.7, $76.8 and $0.46, respectively. These charges reduced 2002 operating income for IMG and CMG by $53.6 and $46.3, respectively, with the balance affecting Corporate. The 2002 restructuring and impairment charges included the following components:

Severance costs	$26.0
Facility abandonment costs	62.3
Asset impairment	19.4

Total	$107.7

During the fourth quarter of 2003, the Company reversed $1.5 of facility abandonment costs due to such costs being lower than originally anticipated. This was partially offset by $0.5 in additional severance costs. This change in estimate increased 2003 operating income, net income and earnings per diluted share by $1.0, $0.6 and $0.00, respectively.

The Company began the facility closures and headcount reductions during the fourth quarter of 2002 and was substantially completed by the end of 2003. These initiatives resulted in approximately 1,350 headcount reductions compared with the 1,050 that were originally planned. Despite the higher number of redundancies, the average severance payment per employee had been lower due to a lower mix of redundancies of higher paid employees. Accordingly, actual severance costs exceeded the original charge by only $0.5.

These actions are expected to result in cash costs of $85.8, of which $29.1 was spent through the end of 2003 principally related to facility abandonment costs and severance payments. Except for approximately $5 in severance that will be paid in early 2004, the remaining payments relate to facility abandonment costs that will be paid over several years until the leases expire.

During the third quarter of 2001, the Company approved a plan to reduce existing CMG contact center capacity and to eliminate 550 employees in contact center management and administrative functions. The plan resulted in charges of $11.8 for facility abandonment, $6.4 for severance and $10.8 for the impairment of leasehold improvements. As a result of the workstation reduction and changes in market demand for certain contact center technologies, the plan also resulted in the write-off of $16.2 in software that was capitalized pursuant to SOP 98-1 and intended to support CMG’s expanding contact center. The impairment charge was recognized based on the carrying value of the assets at the date of discontinuance or disposal, as the net realizable value or the proceeds from disposal was $0. Additionally, CMG’s plan resulted in a charge of $8.1 to write down investments in certain of CMG’s European contact center operations. In the aggregate, the approval of these plans resulted in the recording of a $53.3 restructuring and impairment charge in the third quarter of 2001. The Company closed the centers in 2001 and terminated 535 professional and administrative employees by the end of the third quarter of 2002. The remaining headcount reductions were completed during the fourth quarter of 2002.

The $11.8 charge for facility abandonment costs was equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. The Company used estimates, based on consultation with real estate advisors, to arrive at the proceeds from any future sublease agreements.

Excluding the $12.8 of additional facility abandonment costs that was provided during the fourth quarter of 2002, the total cash cost of these actions is expected to be approximately $20.2. Through the end of 2002, the Company paid $18.2 primarily for severance payments and facility abandonment costs. As of December 31, 2003, there was a remaining restructuring accrual of $2.0 related to ongoing facility and abandonment costs, which the Company will pay over the remaining lease terms.

Unrelated to the CMG restructuring charges, IMG recorded an impairment charge of $4.7 related to purchased software that was originally capitalized pursuant to SFAS No. 86. The impairment charge was based on the carrying value of the software as its net realizable value was $0.

The 2001 restructuring and impairment charges included the following components:

Facility Closing Costs:
Severance costs	$6.4
Lease terminations	11.8

Subtotal	18.2
Impairment Costs and Other Special Items:
Leasehold improvements	10.8
Software	20.9
Investments in European contact centers	8.1

Subtotal	39.8

Total	$58.0

Also during 2001, the Company recorded a non-operating expense of $6.5, included in other income (expense), net to reflect the other than temporary decline in the value of certain equity investments whose valuations had been affected adversely by recent economic conditions.

Restructuring liability activity for the 2002 and 2001 plans consisted of the following:

	2003	2002
Balance at January 1	$89.6	$13.6
Charge (reversal)	(1.0)	107.7
Severance payments	(18.8)	(3.5)
Lease termination payments	(11.7)	(6.2)
Non-cash (i.e. asset impairment)	—	(20.9)
Other	2.5	(1.1)

Balance at December 31	$60.6	$89.6

6.	Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted, on a prospective basis, SFAS No. 142, which eliminated the amortization of goodwill. Under SFAS No. 142, the Company is required to test goodwill for impairment annually and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the second step requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Fair value of the reporting unit is determined using the income approach. Under the income approach, value is dependent on the present value of net cash flows to be derived from the ownership. Based on the results of its first step impairment tests, the Company had no goodwill impairment during 2003 and 2002. Goodwill, net increased to $726.3 at December 31, 2003 from $698.8 at December 31, 2002, principally as a result of goodwill acquired and currency translations adjustments.

The impact of discontinuing amortization of goodwill on net income, basic and diluted earnings per share for the year ended December 31, 2001 is as follows:

	As Reported	Goodwill Amortization, Net of Tax	Adjusted
2001:
Net income	$138.8	$29.4	$168.2
Basic earnings per common share	$0.82	$0.17	$0.99
Diluted earnings per common share	$0.80	$0.17	$0.96

As required by SFAS No. 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of the Company’s analysis, $19.2 of acquisition costs, net of accumulated amortization, were transferred to goodwill during 2001.

As of December 31, 2003 and 2002, the Company’s other intangible assets acquired through business combinations consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
2003:
Software (classified with Property, Plant & Equipment)	$31.7	$(22.3)	$9.4
Contracts and other intangibles	96.8	(51.8)	45.0

Total	$128.5	$(74.1)	$54.4

2002:
Software (classified with Property, Plant & Equipment)	$28.9	$(17.1)	$11.8
Contracts and other intangibles	74.4	(41.9)	32.5

Total	$103.3	$(59.0)	$44.3

The intangible assets are being amortized using the following amortizable lives: six years for software and two to ten years for contracts and other. The weighted average amortization period for intangible assets is eight years (five years for software, eight years for contracts and other).

Intangible amortization expense for the year ended December 31, 2003 was $15.1. Estimated intangible amortization expense for the four subsequent fiscal years is as follows:

For the year ended 12/31/04	$18
For the year ended 12/31/05	$14
For the year ended 12/31/06	$4
For the year ended 12/31/07	$3
Thereafter	$15

7.	Income Taxes

The Company’s provision for income taxes consists of the following:

	Year Ended December 31,
	2003	2002	2001
Current:
United States Federal	$56.5	$80.1	$82.3
Foreign	(7.4)	22.5	19.6
State and local	6.2	6.5	4.6

Total current	55.3	109.1	106.5
Deferred	44.7	(10.6)	9.6

Total	$100.0	$98.5	$116.1

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each year:

	Year Ended December 31,
	2003	2002	2001
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.6	1.3	1.5
Research tax credits	(1.4)	(2.5)	(2.5)
Non-deductible amortization of intangible assets	0.5	0.6	2.2
Foreign rate differential and valuation allowances	(1.0)	6.6	4.8
Non-deductible transaction costs	—	—	2.1
Other	1.1	(0.7)	2.4

Effective rate	36.8%	40.3%	45.5%

The components of deferred tax assets and liabilities are as follows:

	At December 31,
	2003	2002
Deferred tax asset:
Loss carryforwards	$37.6	$47.0
Pension and employee benefits	25.5	18.5
Restructuring charges	24.6	29.7
State income taxes	(0.3)	6.1
Allowance for doubtful accounts	4.5	11.4
Other	3.9	9.2
Valuation allowance	(37.6)	(47.0)

Total deferred tax asset	58.2	74.9
Deferred tax liability:
Depreciation and amortization	61.5	29.2
Other comprehensive income	5.4	1.1

Total deferred tax liability	66.9	30.3

Net deferred tax asset (liability)	$(8.7)	$44.6

At December 31, 2003, the Company had a $34.1 U.S. capital loss carryforward, of which $27.6 expires in December 2005, and international operating loss carryforwards of $83.9, $79.3 of which had no expiration date and $4.6 expires between 2007 and 2008. Of the international operating loss carryforwards, $37.8 will be credited to additional paid in capital if realized. The net change in loss carryforwards and the related valuation allowance from 2002 principally is due to the elimination of a capital loss carryforward in connection with an audit settlement with the U.S. Internal Revenue Service.

The Company’s combined pre-tax earnings (losses) from foreign subsidiaries were $(15.5), $16.9 and $10.3 during 2003, 2002 and 2001, respectively.

The Company has not provided for U.S. federal income taxes or foreign withholding taxes on $56.1 of undistributed earnings of its foreign subsidiaries at December 31, 2003, because such earnings are intended to be reinvested indefinitely. It is not practicable to determine the amount of applicable taxes that would be due if such earnings were distributed.

8.	Debt

Debt consists of the following:

	At December 31,
	2003	2002
Commercial paper	$68.0	$43.0
Mortgage debt	55.5	—
Other	11.3	12.3

Total debt	134.8	55.3
Less current maturities	76.0	50.7

Long-term debt	$58.8	$4.6
Weighted average interest rates:
Commercial paper	1.5%	2.0%
Mortgage debt	2.3%	—
Other	2.3%	15.7%

At December 31, 2003, the Company’s borrowing facilities included a credit facility with $325 in borrowing capacity that expires in July 2005 and a commercial paper program backed by this $325 credit facility. The participating agents in the credit facility include JPMorgan Chase, Citicorp USA, PNC Bank, Bank One, US Bank and The Royal Bank of Scotland. At December 31, 2003, the Company had $68.0 in commercial paper, backed by the revolving credit facility. The Company’s credit agreements include certain restrictive covenants including maintenance of interest coverage and debt-to-capitalization ratios. The Company was in compliance at December 31, 2003. Interest rates under the revolving credit facility are based on LIBOR adjusted for an index related to the Company’s credit ratings.

In November 2003, the Company borrowed $55.5 against a 10-year mortgage. Interest rates under the mortgage are based on LIBOR adjusted for an index related to the Company’s credit ratings. The mortgage is secured by the Company’s corporate headquarters facility in downtown Cincinnati, Ohio, which was purchased in October 2003.

Other debt of $11.3 and $12.3 at December 31, 2003 and 2002, respectively, consisted of capital leases and international credit facilities.

At December 31, 2003, future minimum payments of the Company’s debt arrangements are as follows:

2004	$76.0
2005	6.1
2006	6.2
2007	6.3
2008	5.8
Thereafter	34.4

Total	$134.8

9.	Sale of Receivables

The Company maintains a receivables purchase agreement with two third-party financial institutions. As accounts receivables are generated by certain of the Company’s domestic customers, those receivables are sold to Convergys Funding Corporation (CFC), a wholly owned, consolidated subsidiary of the Company. CFC then sells, on a revolving basis, an undivided percentage interest in designated pools of accounts receivable to the financial institutions.

The accounts receivable securitization agreement in effect at the beginning of the year expired in September 2003. The Company renewed the $150 securitization agreement with Bank One in September 2003, extending the agreement until September 2004. In November 2003, the Company added a $50 co-purchasing agreement with Fifth Third Bank also expiring in September 2004. These agreements allow the Company to receive up to $200 at a cost of funds linked to commercial paper rates. The Company services and retains an interest in the receivables sold under this agreement. The Company’s retained interest in the receivables sold is measured at the time of sale and is based on the sales of similar assets and classified with receivables.

At December 31, 2003 and 2002, the Company had sold $175.0 and $150.0 of outstanding receivables, respectively. The amounts sold are reflected as reductions of accounts receivable in the Consolidated Balance Sheets as of the respective dates. Increases and decreases in the amount sold are reported as operating cash flows in the Consolidated Statements of Cash Flows. The cost of the program was $2.2 in 2003, $1.1 in 2002 and $4.4 in 2001. This cost is based on the amount and timing of outstanding sold receivables and is recorded as a component of interest expense.

10.	Employee Benefit Plans

Pensions

The Company sponsors a defined benefit pension plan, which includes both a qualified and a non-qualified portion, for all eligible employees (the cash balance plan). The Company also sponsors a non-qualified, unfunded executive deferred compensation plan and a supplemental, non-qualified, unfunded plan for certain senior executives. The pension benefit formula for the cash balance plan is determined by a combination of compensation-based credits and annual guaranteed interest credits. Benefits for the executive deferred compensation plan are based on employee deferrals, matching contributions and investment earnings on participant accounts. Benefits for the supplemental plan are based on age, years of service and eligible pay. Funding of the cash balance plan has been achieved through contributions made to a trust fund. The contributions have been determined using the aggregate cost method. The Company’s measurement date for all plans is December 31. The projected unit credit cost method is used for determining pension cost for financial reporting purposes. As discussed in Note 2 under the heading “New Accounting Pronouncements,” 2004 pension costs for the cash balance plan will be determined based on the traditional unit credit cost method pursuant to EITF 03-04.

Pension cost for the cash balance plan included the following components:

	Year Ended December 31,
	2003	2002	2001
Service cost (benefits earned during the period)	$18.2	$17.4	$14.6
Interest cost on projected benefit obligation	11.1	9.9	8.5
Expected return on plan assets	(14.6)	(17.9)	(17.6)
Amortization and deferrals—net	0.3	(3.0)	(5.7)

Pension cost (income)	$15.0	$6.4	$(0.2)

The following table sets forth the cash balance plan’s funded status:

	At December 31,
	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$167.5	$136.8
Service cost	18.2	17.4
Interest cost	11.1	9.9
Amendments	0.9	—
Actuarial (gain) loss	(18.2)	10.0
Benefits paid	(19.5)	(6.6)

Benefit obligation at end of year	$160.0	$167.5

	At December 31,
	2003	2002
Change in plan assets:
Fair value of plan assets at beginning of year	$135.7	$170.3
Actual return on plan assets	34.3	(28.5)
Employer contribution	30.8	0.5
Benefits paid	(19.5)	(6.6)

Fair value of plan assets at end of year	$181.3	$135.7

Funded status	$21.3	$(31.8)
Unrecognized transition asset	(0.3)	(0.6)
Unrecognized prior service cost	4.5	4.1
Unrecognized net loss	4.8	42.8

Prepaid benefit expense	$30.3	$14.5

Accumulated benefit obligation at end of year	$160.0	$131.5

Pension cost for the unfunded executive pension plans included the following components:

	Year Ended December 31,
	2003	2002	2001
Service cost (benefits earned during the period)	$3.8	$4.0	$4.3
Interest cost on projected benefit obligation	4.2	5.5	4.9
Amortization and deferrals—net	0.3	2.8	2.5

Pension cost	$8.3	$12.3	$11.7
Other comprehensive loss	$15.2	—	—

The following table sets forth the unfunded executive pension plans’ funded status:

	At December 31,
	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$63.5	$72.9
Service cost	3.8	4.0
Interest cost	4.2	5.5
Amendments	0.5	—
Actuarial (gain) loss	12.1	(13.3)
Benefits paid	(4.8)	(5.6)

Benefit obligation at end of year	$79.3	$63.5

	At December 31,
	2003	2002
Funded status	$(79.3)	$(63.5)
Unrecognized transition asset	—	—
Unrecognized prior service cost	2.3	2.0
Unrecognized net loss	18.9	6.9

Accrued benefit expense	$(58.1)	$(54.6)

Accumulated benefit obligation at end of year	$75.5	$56.7
Intangible asset	$(2.3)	$(2.0)
Accumulated other comprehensive loss	$(15.2)	—
Additional minimum pension liability	$17.5	$2.0

The following rates were used in determining the benefit obligations at December 31:

	At December 31,
	2003	2002
Discount rate—projected benefit obligation	6.25%	6.75%
Future compensation growth rate	4.75%	4.75%
Expected long-term rate of return on plan assets	9.00%	9.00%

The following rates were used in determining the pension cost for all years ended December 31:

	Year Ended December 31,
	2003	2002	2001
Discount rate—projected benefit obligation	6.75%	7.25%	7.50%
Future compensation growth rate	4.75%	4.75%	4.75%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%

As of December 31, 2003 and 2002, plan assets for the cash balance plan consisted of approximately 70% of marketable equity and 30% of debt instruments, respectively, which is consistent with the Company’s targeted allocation. Plan assets for the cash balance plan included $7.2 and $6.3 of Company common shares at December 31, 2003 and 2002. The Company’s expected long-term rate of return was determined based on the asset mix of the plan, past performance and other factors. The Company contributed $30.8 in 2003 to fund its cash balance plan in order to satisfy its 2003 and 2004 ERISA funding requirements in pension contributions. The Company expects to make $0.2 in contributions in 2004.

Savings Plans

The Company sponsors defined contribution plans covering substantially all employees. The Company’s contributions to the plans are based on either matching a portion of the employee contributions or a percentage of employee earnings. Total Company contributions to the defined contribution plans were $12.1, $12.7 and $11.1 for 2003, 2002 and 2001, respectively.

Employee Postretirement Benefits Other Than Pensions

The Company sponsors postretirement health and life insurance plans for certain eligible employees. The Company funds life insurance benefits of certain retirees through a Voluntary Employee Benefit Association (VEBA) trust. Contributions to the VEBA are subject to IRS limitations developed using the aggregate cost method. The Company’s postretirement benefit cost was $2.7, $2.4 and $2.3 for 2003, 2002 and 2001, respectively.

11.	Common and Preferred Shares

Share Repurchases

In September 2001, the Securities and Exchange Commission (SEC) issued an exemptive order temporarily easing pooling-of-interest accounting qualification provisions and other restrictions under the federal securities laws related to issuers repurchasing their own common stock. Accordingly, during the exemptive period, which expired in October 2001, the Company repurchased 2.6 million shares for $68.3.

On January 18, 2002, the Company’s Board of Directors authorized the repurchase of up to 10 million of its common shares. On July 23, 2002, the Board of Directors authorized an increase in the number of common shares the Company may repurchase to 15 million shares. During 2002, the Company repurchased 15.0 million additional shares at a cost of $282.2.

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of up to 10 million of its common shares. On April 2, 2003, the Board of Directors authorized the additional repurchase of up to 10 million of its common shares. The Company repurchased 13.6 million additional shares at a cost of $195.9 during 2003 pursuant to these authorizations.

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

Preferred Shares

The Company is authorized to issue up to 5 million preferred shares, of which 4 million would have voting rights. At December 31, 2003 and 2002, there were no preferred shares outstanding.

12.	Stock-Based Compensation Plans

At December 31, 2003, the Company had authorized 38 million common shares for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan (Convergys LTIP), as amended on February 26, 2002. The Convergys LTIP provides for the issuance of stock options and other stock-based awards to certain employees. In general, stock options are granted with exercise prices that are no less than market value of the stock at the grant date, have a ten-year term and have vesting terms of three to four years. In connection with the Company’s acquisition of Geneva in April 2001, all outstanding options to acquire Geneva common shares were converted into options to acquire 2.7 million Convergys shares at exercise prices ranging from $0.84 to $8.19. The Company’s operating results for 2003, 2002 and 2001 reflect the recognition of $2.5, $2.3 and $1.9, respectively, in compensation expense related to these options. The Convergys LTIP also permits the granting of other restricted stock awards, which generally have vesting terms of three to five years. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The amount of compensation expense recognized for restricted stock was $8.2, $11.8 and $7.2 in 2003, 2002 and 2001, respectively.

Presented below is a summary of Company stock option activity:

Shares in Thousands	Shares	Weighted Average Exercise Price
Options granted in 2001	3,924	$42.59
Options exercised in 2001	(2,749)	6.81
Options forfeited in 2001	(853)	31.09

Options outstanding at December 31, 2001	15,191	$24.55

Options exercisable at December 31, 2001	6,857	$17.10

Options granted in 2002	3,982	$35.25
Options exercised in 2002	(1,008)	7.40
Options forfeited in 2002	(637)	31.49

Options outstanding at December 31, 2002	17,528	$27.70

Options exercisable at December 31, 2002	9,466	$21.26

Shares in Thousands	Shares	Weighted Average Exercise Price
Options granted in 2003	5,385	$12.08
Options exercised in 2003	(857)	7.47
Options forfeited in 2003	(866)	26.61

Options outstanding at December 31, 2003	21,190	$24.59

Options exercisable at December 31, 2003	13,123	$24.16

The following table summarizes the status of the Company stock options outstanding and exercisable at December 31, 2003:

Shares in Thousands	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.84 to $9.64	1,243	2.0	$5.59	1,122	$5.88
$11.55 to $11.56	3,605	9.2	11.55	85	11.55
$12.01 to $15.00	2,587	6.4	13.98	2,518	14.02
$15.02 to $19.50	2,400	4.6	17.32	2,055	17.36
$19.97 to $22.22	1,707	5.0	22.08	1,707	22.08
$22.75 to $29.53	2,487	6.2	29.37	2,414	29.48
$29.78 to $36.49	320	7.3	32.93	236	33.34
$36.67 to $36.68	3,133	8.0	36.67	786	36.67
$37.12 to $43.62	777	6.5	39.11	691	38.98
$43.63 to $52.53	2,931	7.0	43.70	1,509	43.78

Total	21,190	6.6	$24.58	13,123	$24.16

Presented below are the Company’s unvested restricted shares as of December 31, 2003:

Range of Fair Value	Shares	Weighted Average
$11.73 to $15.39	322	$11.73
$15.40 to $16.03	95	15.40
$16.04 to $19.15	130	17.27
$19.16 to $19.47	246	19.16
$19.48 to $25.49	51	23.52
$25.50 to $36.99	56	27.81
$37.00 to $37.15	414	37.00
$37.16 to $45.47	61	40.39

Total	1,375	$23.81

The weighted average fair value on the date of grant for the Convergys options granted during 2003, 2002 and 2001 was $5.00, $13.73 and $16.03, respectively. Such amounts were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Convergys
	2003	2002	2001
Expected volatility	49.4%	42.5%	39.7%
Risk free interest rate	2.9%	4.5%	4.7%
Expected holding period, in years	4	4	4

13.	Commitments and Contingencies

Commitments

The Company leases certain facilities and equipment used in its operations under operating leases. Total rent expense was $112.0, $119.4 and $110.3 in 2003, 2002 and 2001, respectively.

At December 31, 2003, the total minimum rental commitments under non-cancelable leases are as follows:

2004	$85.1
2005	62.4
2006	45.1
2007	29.5
2008	23.8
Thereafter	77.9

Total	$323.8

The above amounts include obligations related to facilities that were closed in conjunction with the 2002 and 2001 restructuring plans as further described in Note 5.

The above amounts also include the Company’s obligations related to the lease of its office complex in Orlando, Florida. The Company previously leased its office complex in Orlando, Florida, from a special purpose entity, which served as a conduit between an unrelated commercial lender and the Company, under a synthetic lease arrangement that qualified as an operating lease. In June 2003, Wachovia Development Corporation (“Lessor”), a wholly owned subsidiary of Wachovia Corporation, acquired the office complex for $65.0, its appraised value, and began leasing it to the Company under a lease that expires June 2010.

The Lessor partially funded the purchase of the office complex with the issuance of $55.0 in notes sold to two non-affiliated institutional investors. The remaining $10.0 was funded through a combination of bank debt and equity. Under the lease agreement, which has been classified as an operating lease, the Company’s monthly lease payments include a fixed and variable component.

Upon termination or expiration, the Company must either purchase the property from the lessor for $65.0 or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than the $65.0 financed by the Lessor, the Company has agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, the Company is entitled to collect the excess. The Company recognized a liability of approximately $5 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. The Company has recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which is being amortized to rental expense over the lease term. The liability will remain on the books until the end of the lease term.

Under the terms of the lease, the Company also provides certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. However, the Company does not expect such amounts, if any, to be material.

The Company has concluded that it is not required to consolidate the Lessor pursuant to Interpretation No. 46 as the Company is not the primary beneficiary. Additionally, the Company is not required to consolidate the office complex and the related debt as the lease does not qualify as a variable interest entity.

At December 31, 2003, the Company had outstanding letters of credit of approximately $14 related to performance and payment guarantees. The Company believes that any obligation that may arise will not be material.

The Company also has annual purchase commitments of $20.0, $20.0 and $16.7 in 2004, 2005 and 2006, respectively, related to various communication services.

Contingencies

The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business. The Company believes that the results of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition.

In September 2002, the Company was named as an additional defendant in an action filed with the Employment Tribunal in Glasgow, Scotland, by 156 former employees of Telesens against Telesens (in receivership) and the three individual receivers (Receivers). Prior to the Company’s acquisition of Telesens’ assets, the Receivers declared certain employees of Telesens redundant and terminated their employment. The claimants allege that the dismissals were unlawful under Scottish law and that the Company, as purchaser of the Telesens business, is liable for the dismissals.

Although not specified in the complaint, the Company believes the claimants are seeking damages of approximately $15. The Employment Tribunal has scheduled a hearing for June 2004 to hear evidence from all parties and then determine whether the Company is correctly named as a defendant to this action. It is expected that further orders for discovery will be made. The Company is defending the case vigorously and intends to continue to do so. In the event of an adverse judgment, the Company believes that the results of the claim would not have a materially adverse effect on the Company’s financial condition.

From December 2003 through February 2004, six separate lawsuits were filed in the Court of Common Pleas, Cuyahoga County, Ohio, against Cincinnati SMSA Limited Partnership and other defendants. As disclosed in Note 2, Convergys is a limited partner of Cincinnati SMSA Limited Partnership, with a 45% ownership interest. Five of the suits were filed by companies purporting to be resellers (the “Resellers Cases”), while the sixth was filed by an individual consumer purporting to represent a class of damaged consumers (the “Consumer Case”). Each of the Reseller Cases seeks damages ranging from $1 to $3 plus treble damages under Ohio law. The Consumer Case seeks damages in excess of $60 and treble damages under Ohio law.

Pursuant to the partnership agreement, Convergys, as a limited partner, has no right to participate in the operation of the partnership, no right to direct or participate in the defense of these actions, and therefore has no current ability to assess the merit of any claims made in these actions or identify any possible loss which could result from these claims against the partnership.

14.	Additional Financial Information

	At December 31,
	2003	2002
Property and equipment, net:
Land	$18.4	$7.6
Buildings	108.4	47.7
Leasehold improvements	132.7	121.9
Equipment	459.6	413.5
Software	316.9	278.4
Construction in progress and other	39.6	42.7

	1,075.6	911.8
Less: Accumulated depreciation	(711.8)	(613.8)

	$363.8	$298.0
Payables and other current liabilities:
Accounts payable	$29.2	$30.7
Accrued taxes	33.2	33.9
Accrued payroll-related expenses	100.9	81.4
Deferred compensation	67.2	50.0
Accrued expenses, other	97.7	77.0
Restructuring and exit costs	62.7	91.7
Deferred revenue and government grants	75.8	46.6

	$466.7	$411.3

Other Comprehensive Income (Loss)

	At December 31,
	2003	2002
Accumulated other comprehensive income:
Currency translation adjustments	$7.2	$(7.6)
Minimum pension liability, net of tax of $5.4	(9.8)	—
Unrealized gain (loss) on hedging activities, net of tax of ($12.1) and $0.6	18.3	(0.8)

	$15.7	$(8.4)

Cellular Partnerships

Summarized financial information for the Cellular Partnerships is as follows:

	At December 31,
	2003	2002	2001
Current assets	$31.8	$35.0	$22.7
Non-current assets	195.2	216.3	173.7
Current liabilities	18.6	41.0	22.0
Non-current liabilities	102.0	98.5	93.9

	Year Ended December 31,
	2003		2002	2001
Revenues	$213.0		$201.5	$180.3
Operating income (loss)	(24.0	)(1)	17.8	14.0
Net income (loss)	(28.0	)(1)	14.2	13.8

(1) Includes a $22.0 loss related to the settlement of a lawsuit against Cincinnati SMSA Limited Partnership.

15.	Industry Segment and Geographic Operations

Industry Segment Information

The Company has two segments, which are identified by service offerings. CMG provides outsourced customer care and employee care services. IMG provides outsourced billing and information services and software.

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Year Ended December 31,
	2003	2002	2001
Revenues:
CMG	$1,504.9	$1,397.5	$1,394.7
IMG	788.7	899.2	937.9
Less intersegment	(4.8)	(10.5)	(12.0)

	$2,288.8	$2,286.2	$2,320.6
Depreciation:
CMG	$70.6	$72.0	$79.3
IMG	30.6	42.9	38.7
Corporate	7.7	7.8	7.5

	$108.9	$122.7	$125.5

	Year Ended December 31,
	2003	2002	2001
Amortization:
CMG	$8.8	$8.7	$32.6
IMG	6.3	5.7	18.2

	$15.1	$14.4	$50.8
Operating income (loss):
CMG	$179.3	$134.7	$119.2
IMG	119.4	131.7	193.0
Corporate and other	(6.3)	(13.1)	(35.6)

	$292.4	$253.3	$276.6
Restructuring, Impairment and Other Charges:
CMG	$—	$46.3	$53.3
IMG	—	53.6	4.7
Corporate and other	(1.0)	7.8	31.8

	$(1.0)	$107.7	$89.8
Capital expenditures:
CMG	$51.1	$42.8	$56.6
IMG	25.6	34.0	43.4
Corporate and other	97.1	14.0	13.5

	$173.8	$90.8	$113.5

	At December 31,
	2003	2002
Total assets:
CMG	$1,022.6	$956.9
IMG	582.1	572.7
Corporate and other	205.5	89.9

	$1,810.2	$1,619.5
Goodwill, net:
CMG	$551.5	$542.6
IMG	174.8	156.2

	$726.3	$698.8

Intersegment revenues are for services charged at rates which approximate cost.

Geographic Operations

The following table presents certain geographic information regarding the Company’s operations:

	Year Ended December 31,
	2003	2002	2001
Revenues:
North America	$2,087.7	$2,119.5	$2,139.6
Rest of World	201.1	166.7	181.0

	$2,288.8	$2,286.2	$2,320.6

	At December 31,
	2003	2002
Long-lived assets:
North America	$1,223.3	$1,032.4
Rest of World	133.8	150.8

	$1,357.1	$1,183.2

Concentrations

Both of the Company’s segments derive significant revenues from AT&T Wireless Services, Inc. (AT&T Wireless) and AT&T Corporation (AT&T).

Revenues from AT&T Wireless were 21.2%, 19.7% and 18.2% of the Company’s consolidated revenues for 2003, 2002 and 2001, respectively. Related accounts receivable from AT&T Wireless totaled $61.9 and $75.2 at December 31, 2003 and 2002, respectively.

Revenues from AT&T were less than 10% of the Company’s consolidated revenues for 2003. Revenues from AT&T were 10.4% and 14.9% of the Company’s consolidated revenues for 2002 and 2001, respectively.

16.	Earnings Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Shares in Millions	Net Income	Shares	Per Share Amount
2003:
Basic EPS	$171.6	145.7	$1.18
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.1	0.03

Diluted EPS	$171.6	148.8	$1.15

2002:
Basic EPS	$145.9	162.9	$0.90
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.2	0.02

Diluted EPS	$145.9	166.1	$0.88

2001:
Basic EPS	$138.8	169.4	$0.82
Effect of dilutive securities:
Stock-based compensation arrangements	—	5.0	0.02

Diluted EPS	$138.8	174.4	$0.80

The diluted EPS calculation excludes the effect of 13.7 million, 14.0 million and 4.1 million outstanding stock options for the years ended December 31, 2003, December 31, 2002, and December 31, 2001, respectively, because they are anti-dilutive.

17.	Financial Instruments

The Company did not have interest rate swaps at December 31, 2003, but did have derivative liabilities related to interest rate swaps with a fair value of $1.2 at December 31, 2002. The Company had derivative liabilities related to outstanding forward exchange contracts maturing within 24 months, consisting primarily of Canadian dollar, Indian rupee, Philippine peso and euro contracts with a notional value of $501.1 and $133.2, respectively. These derivatives were classified as other current assets of $29.6 at December 31, 2003 and accrued liabilities of $0.8 at December 31, 2002. In 2003, the Company recorded deferred tax liabilities of $12.1 related to these derivatives and deferred tax assets of $0.6 in 2002. A total of $18.3 of deferred gains and $0.1 of deferred losses, net of tax, on derivative instruments in 2003 and 2002, respectively, were accumulated in other comprehensive income and is expected to be reclassified to earnings during the next 24 months.

18.	Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2003:
Revenues	$560.4	$563.2	$570.7	$594.5	$2,288.8
Operating income	$68.5	$71.0	$74.2	$78.7	$292.4
Net income	$34.9	$42.8	$45.5	$48.4	$171.6

Earnings per share:
Basic	$0.23	$0.29	$0.32	$0.34	$1.18
Diluted	$0.22	$0.29	$0.31	$0.33	$1.15

2002:
Revenues	$587.5	$572.7	$561.2	$564.8	$2,286.2
Operating income (loss)	$98.5	$94.5	$89.8	$(29.5)	$253.3
Net income (loss)	$59.6	$59.1	$55.6	$(28.4)	$145.9

Earnings per share:
Basic	$0.35	$0.35	$0.34	$(0.18)	$0.90
Diluted	$0.35	$0.35	$0.34	$(0.18)	$0.88

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements with accountants on any accounting or financial disclosure or auditing scope or procedure occurred during 2003.

Item 9A.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with other members of senior management, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Sarbanes-Oxley Act) as of the year ended December 31, 2003. Based on this review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act, as amended, is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no material changes in the Company’s internal controls or in other factors that could materially affect, or could reasonably be likely to materially affect, those controls subsequent to the date of their evaluation including any corrective actions with regard to material deficiencies and weaknesses.

PART III

Item 10.	Directors and Officers of the Registrant

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors, Audit Committee financial experts, Code of Ethics and Section 16 compliance is incorporated herein by reference to the section of the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 27, 2004.

Certain information concerning the executive officers of the Company is contained on Pages 14 - 15 of this Form 10-K.

Item 11.	Executive Compensation

The Executive Compensation section is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 27, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The Share Ownership of Directors and Officers section is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 27, 2004.

Item 13.	Certain Relationships and Related Transactions

Not applicable.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 27, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

Item 15(a)(1) and (2). List of Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Convergys are included in Item 8:

Page
(1) Consolidated Financial Statements:
Consolidated Statements of Income and Comprehensive Income	35
Consolidated Balance Sheets	36
Consolidated Statements of Cash Flows	37
Consolidated Statements of Shareholders’ Equity	38
Notes to Financial Statements	39
Report of Independent Accountants	34
(2) Financial Statement Schedule:
II - Valuation and Qualifying Accounts	65

Financial statement schedules other than that listed above have been omitted because the required information is not required or applicable.

(3) Exhibits:

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

Exhibit Number

3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to Form S-3 filed on August 10, 2000, File No. 333-43404.)

3.2	Regulations of the Company. (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-53619.)

4	Rights Agreement dated November 30, 1998 between Convergys Corporation and The Fifth Third Bank. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed December 23, 1998, File No. 001-14379.)

10.1	Convergys Corporation 1998 Long-Term Incentive Plan as amended effective as of April 22, 2002. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed July 19, 2002, File No. 333-96727.)

10.2	Convergys Corporation Deferred Compensation and Option Gain Deferral Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on July 19, 2002, File No. 333-96729.)

10.3	Convergys Corporation Executive Deferred Compensation Plan as amended effective as of October 29, 2001. (Incorporated by reference to Exhibit 10.3 to the Company’s 2001 Annual Report on Form 10-K.)

10.4	Employment Agreement between the Company and James F. Orr and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.8 to the Company’s 1998 Annual Report on Form 10-K.)

10.5	Employment Agreement between the Company and Steven G. Rolls and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.10 to the Company’s 1998 Annual Report on Form 10-K.)

10.6	Employment Agreement between the Company and David F. Dougherty and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.12 to the Company’s 1998 Annual Report on Form 10-K.)

10.7	Employment Agreement between the Company and Ronald E. Schultz and November 1, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.14 to the Company’s 1998 Annual Report on Form 10-K.)

10.8	June 26, 2001 Amendment to Employment Agreement between the Company and Ronald E. Schultz. (Incorporated by reference to Exhibit 10.10 to the Company’s 2001 Annual Report on Form 10-K.)

10.9	Employment Agreement between the Company and Earl C. Shanks.

10.10	Employment Agreement between the Company and William H. Hawkins II.

10.11	Convergys Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10.10 to the Company’s 2000 Annual Report on Form 10-K.)

10.12	Convergys Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10.10 to the Company’s 2000 Annual Report on Form 10-K.)

10.13	Convergys Corporation Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.2.1 to post-effective Amendment No. 2 to Registration Statement No. 333-69633 filed on July 7, 2000.)

10.14	$325,000,000 Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of August 1, 2002. (Incorporated by reference to Exhibit 10.18 to the Company’s 2002 Annual Report on Form 10-K.)

10.15	Convergys Corporation Retirement and Savings Plan. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on July 19, 2002, File No. 333-96733.)

10.16	Participation Agreement between Convergys Corporation, Various Guarantors and Wachovia Development Corporation dated as of June 30, 2003. (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 12, 2003.)

10.17	Amended and Restated Lease Agreement between Wachovia Development Corporation and Convergys Corporation as of June 30, 2003. (Incorporated by reference to Exhibit 10.2 to Form 10-Q on August 12, 2003.)

10.18	Security Agreement between Wachovia Development Corporation and Wachovia Bank, National Association and accepted and agreed to by Convergys Corporation as of June 30, 2003. (Incorporated by reference to Exhibit 10.3 to Form 10-Q on August 12, 2003.)

10.19	Assignment and Recharacterization Agreement between Convergys Corporation, Wells Fargo Bank Northwest, National Association, Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 to Form 10-Q on August 12, 2003.)

10.20	$55,500,000 Promissory Note with General Electric Capital Assurance Company dated as of November 7, 2003.

10.21	Amended and Restated Receivables Purchase Agreement dated as of November 20, 2003.

10.22	Geneva Technology Limited Unapproved Share Option Scheme 1998. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on August 7, 2001, File No. 333-66992.)

10.23	Convergys Corporation Canadian Employee Share Plan. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on December 29, 1999, File No. 333-86137.)

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company will furnish, without charge, to a security holder upon request, a copy of the documents, or the portions thereof, which are incorporated by reference, and will furnish any other exhibit at cost.

Item 15(b).	Reports on Form 8-K

On October 22, 2003, the Company announced that Earl Shanks would replace Steve Rolls as its Chief Financial Officer effective November 13, 2003.

On December 12, 2003, the Company announced the purchase of certain billing and customer care assets from ALLTEL Communication Inc. As part of the acquisition, Convergys will begin providing billing services to more than 10.5 million additional wireless and wireline subscribers.

Item 15(c) and (d). Exhibits and Financial Statement Schedule

The responses to these portions of Item 15 are submitted as a separate section of this report.

CONVERGYS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Millions of Dollars)

COL. A	COL. B	COL. C				COL. D		COL. E
		Additions
		(1)		(2)
Description	Balance at Beginning of Period	Charged to Expense		Charged to Other Accounts		Deductions		Balance at End of Period
Year 2003
Allowance for Doubtful Accounts	$15.7	$8.1		—		$3.4	(a)	$20.4
Deferred Tax Asset Valuation Allow.	$47.0	$2.6	(b)	—		$12.0	(d)	$37.6
Restructuring Reserve	$91.7	$(1.0)		—		$28.0		$62.7

Year 2002
Allowance for Doubtful Accounts	$14.7	$10.9		—		$9.9	(a)	$15.7
Deferred Tax Asset Valuation Allow.	$38.3	$14.7	(b)	$2.3	(b)	$8.3	(c)	$47.0
Restructuring Reserve	$19.6	$86.8		—		$14.7		$91.7

Year 2001
Allowance for Doubtful Accounts	$11.9	$18.5		—		$15.7	(a)	$14.7
Deferred Tax Asset Valuation Allow.	$19.8	$9.5	(b)	$9.0	(b)	—		$38.3
Restructuring Reserve	$4.5	$26.4		—		$11.3		$19.6

(a)	Primarily includes amounts written off as uncollectible.

(b)	Amounts relate to valuation allowances being recorded for international, operating and capital loss carryforwards.

(c)	Includes the reversal of valuation allowances related to operating and capital loss carryforwards that expired during 2002.

(d)	Includes reversal of valuation allowances related to operating loss carryforwards and a 2003 IRS audit settlement of capital loss carryforwards.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERGYS CORPORATION

March 5, 2004	By	/s/ Earl C. Shanks

Earl C. Shanks Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

JAMES F. ORR*	Chairman of the Board; Principal Executive Officer; President, Chief Executive Officer and Director

James F. Orr

EARL C. SHANKS*	Principal Financial Officer; Chief Financial Officer

Earl C. Shanks

MICHAEL D. JONES*	Principal Accounting Officer; Vice President and Controller

Michael D. Jones

ZOË BAIRD*	Director

Zoë Baird

JOHN F. BARRETT*	Director

John F. Barrett

GARY C. BUTLER*	Director

Gary C. Butler

DAVID B. DILLON*	Director

David B. Dillon

ERIC C. FAST*	Director

Eric C. Fast

JOSEPH E. GIBBS*	Director

Joseph E. Gibbs

ROGER L. HOWE*	Director

Roger L. Howe

STEVEN C. MASON*	Director

Steven C. Mason

PHILIP A. ODEEN*	Director

Philip A. Odeen

Signature	Title	Date

SIDNEY A. RIBEAU*	Director

Sidney A. Ribeau

DAVID R. WHITWAM*	Director

David R. Whitwam

JAMES M. ZIMMERMAN*	Director

James M. Zimmerman

*By:	/s/ Earl C. Shanks	March 5, 2004

Earl C. Shanks as attorney-in-fact and as Chief Financial Officer