Form 10-Q
period 2004-03-31
CONVERGYS CORP
filed 2004-05-07
CIK 1062047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

At April 30, 2004, 174,697,009 Common Shares were outstanding, of which 31,386,257 were held in Treasury (143,310,752 Common Shares in the open market).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1934).     Yes  ☒    No  ☐

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Amounts in Millions, Except Per Share Amounts)

	Three Months Ended March 31,
	2004	2003
Revenues:	$573.9	$560.4

Costs and Expenses:
Cost of providing services and products sold	351.4	323.6
Selling, general and administrative	117.0	113.4
Research and development costs	18.5	23.2
Depreciation	27.5	28.0
Amortization	4.6	3.7

Total costs and expenses	519.0	491.9

Operating Income	54.9	68.5
Equity in Earnings of Cellular Partnerships	(0.1)	(9.9)
Other Expense, net	(1.7)	(1.7)
Interest Expense	(1.7)	(1.5)

Income Before Income Taxes	51.4	55.4
Income Taxes	18.9	20.5

Net Income	$32.5	$34.9

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	$(0.8)	$6.4
Unrealized gain (loss) on cash flow hedging	(3.6)	5.1

Total other comprehensive income	(4.4)	11.5

Comprehensive Income	$28.1	$46.4

Earnings Per Common Share:
Basic	$0.23	$0.23

Diluted	$0.22	$0.22

Average Common Shares Outstanding:
Basic	142.1	153.9
Diluted	145.3	156.2

See Notes to Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Millions)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$40.3	$37.2
Receivables, less allowances of $22.5 and $20.4	295.2	298.1
Deferred income tax benefits	18.5	23.0
Prepaid expenses and other current assets	61.2	61.2

Total current assets	415.2	419.5

Property and equipment - net	366.3	363.8
Goodwill - net	727.1	726.3
Other intangibles - net	41.9	45.0
Investment in Cellular Partnerships	43.6	47.2
Deferred charges	152.9	153.5
Other assets	53.0	54.9

Total Assets	$1,800.0	$1,810.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Debt maturing within one year	$54.2	$76.0
Payables and other current liabilities	456.4	466.7

Total current liabilities	510.6	542.7

Long-term debt	57.3	58.8
Other long-term liabilities	56.8	65.2

Total liabilities	624.7	666.7

Shareholders’ Equity:
Preferred shares – without par value, 5.0 authorized	—	—
Common shares – without par value, 500.0 authorized; 174.7 and 174.6 issued and outstanding	843.1	839.4
Treasury shares – 31.4 shares in 2004 and 31.4 in 2003	(547.0)	(547.0)
Retained earnings	867.9	835.4
Accumulated other comprehensive income	11.3	15.7

Total shareholders’ equity	1,175.3	1,143.5

Total Liabilities and Shareholders’ Equity	$1,800.0	$1,810.2

See Notes to Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Millions)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32.5	$34.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.1	31.7
Deferred income tax benefit	(2.0)	(10.7)
Cellular Partnerships distributions in excess of earnings	0.3	9.9
Income tax benefit from stock option exercises	0.2	0.2
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in receivables	2.9	12.3
Increase in other current assets	(6.0)	(12.3)
Decrease (increase) in deferred charges	0.6	(12.8)
Decrease in other assets	1.9	3.5
Increase (decrease) in payables and other current liabilities	(11.8)	47.7
Other, net	5.2	4.3

Net cash provided by operating activities	55.9	108.7

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(36.3)	(20.1)
Investments in Cellular Partnerships	—	(11.3)
Return of capital from Cellular Partnerships	3.3	—
Acquisitions, net of cash acquired	—	(3.5)

Net cash used in investing activities	(33.0)	(34.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt, net	(23.3)	(8.5)
Purchase of treasury shares	—	(52.7)
Issuance of common shares	3.5	3.5

Net cash used in financing activities	(19.8)	(57.7)

Net increase in cash and cash equivalents	3.1	16.1
Cash and cash equivalents at beginning of period	37.2	12.2

Cash and cash equivalents at end of period	$40.3	$28.3

See Notes to Financial Statements.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(1)	BACKGROUND AND BASIS OF PRESENTATION

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

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. The December 31, 2003 condensed balance sheet has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.

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

In May 2003, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 03-04, “Determining the Classification and Benefit Attribution Method for a ‘Cash Balance’ Pension Plan,” to address specifically the accounting for certain cash balance pension plans. EITF 03-04 requires certain cash balance pension plans to be accounted for as defined benefit plans. For cash balance plans described in the consensus, the consensus also requires the use of the traditional unit credit method for purposes of measuring the benefit obligation and annual cost of benefits earned as opposed to the projected unit credit method. The Company historically has accounted for its cash balance plan as a defined benefit plan; however, the Company adopted the measurement provisions of EITF 03-04 as of December 31, 2003. The adoption of EITF 03-04 will reduce pension expense in 2004 by $4.5.

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

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(3)	ACQUISITIONS

On December 31, 2003, the Company acquired certain billing and customer care assets from ALLTEL Communications Inc., a subsidiary of ALLTEL Corporation (ALLTEL), for $37.0. Additional earn-out payments are possible based on future performance. As part of the acquisition, Convergys began providing billing services to more than 10.5 million additional wireless and wireline subscribers, and added several new companies to its list of billing clients including Cingular, Centennial Communications and Commonwealth Telephone.

In February 2003, the Company acquired Cygent, Inc. (Cygent), a software provider of a Web-based customer, order and service management platform for the communications industry. The purchase price was $3.5. Cygent was acquired in order to expand the Company’s offering to the global communications market place, especially in the wireline market.

(4)	BUSINESS RESTRUCTURING AND ASSET IMPAIRMENT

As discussed more fully in the “Business Restructuring and Asset Impairment” section of the Notes to Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company announced a restructuring plan during the fourth quarter of 2002 in response to continued economic weakness. The restructuring plan included a reduction in headcount affecting professional and administrative employees worldwide and the consolidation or closure of certain CMG and IMG facilities. The restructuring plan resulted in $26.0 of severance costs, $49.5 of facility abandonment costs associated with ongoing lease obligations and $6.7 of asset impairments for the disposal of leasehold improvements and equipment for the facilities that the Company had abandoned by the end of 2002. Additionally, the Company recorded $12.7 in asset impairments, consisting principally of purchased software that the Company will not deploy or further market.

During the fourth quarter of 2002, CMG also recorded $12.8 of additional facility abandonment costs associated with the contact centers that were closed in connection with the restructuring plan initiated by CMG during the third quarter of 2001. Based on its limited success in subleasing these facilities and with further consultation with its real estate advisors, CMG revised its estimate related to the proceeds it expects to receive through the sublease of these facilities, which resulted in this additional restructuring charge.

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

These actions are expected to result in cash costs of $85.8, of which the Company had spent $37.6 through the first quarter of 2004, related principally to facility abandonment costs and severance payments. These initiatives resulted in approximately 1,350 headcount reductions compared with the 1,050 that were originally planned. Despite the higher number of redundancies, the average severance payment per employee was lower due to a lower mix of redundancies of higher paid employees. The remaining facility abandonment costs will be paid over several years as the leases expire.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

Restructuring activity for the 2002 and 2001 plans consisted of the following:

	2004	2003
Balance at January 1	$60.6	$89.6
Severance payments	(3.5)	(8.5)
Lease termination payments	(5.0)	(2.5)
Other	0.5	—

Balance at March 31	$52.6	$78.6

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company is required to test goodwill for impairment annually and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The Company performed its annual impairment tests during the fourth quarter of 2003 and concluded that no goodwill impairment existed.

Goodwill, net increased to $727.1 at March 31, 2004 from $726.3 at December 31, 2003 principally as a result of foreign currency translation adjustments.

As of March 31, 2004, the Company’s other intangible assets acquired through business combinations consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$31.7	$(23.8)	$7.9
Contracts and other intangibles	96.8	(54.9)	41.9

Total	$128.5	$(78.7)	$49.8

Intangible amortization expense for the three-month periods ended March 31, 2004 and March 31, 2003 was $4.6 and $3.7, and is estimated to be approximately $18 for the year ending December 31, 2004. Estimated intangible amortization expense for the four subsequent fiscal years is as follows:

For the year ended 12/31/05	$14
For the year ended 12/31/06	$4
For the year ended 12/31/07	$3
For the year ended 12/31/08	$3
Thereafter	$13

The intangible assets are being amortized using the following amortizable lives: two to six years for software and two to ten years for contracts and other. The weighted average amortization period for intangible assets is eight years (five years for software, eight years for contracts and other).

(6)	SHAREHOLDERS’ EQUITY

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of up to 10 million of its common shares. On April 2, 2003, the Board of Directors authorized the additional repurchase of up to 10 million of its common shares. The Company repurchased 13.6 million shares at a cost of $195.9 during 2003 pursuant to these authorizations. During the first quarter of 2004, no common shares were repurchased. The Company may repurchase 6.4 million additional shares pursuant to these authorizations.

As of March 31, 2004, the Company held 31.4 million common shares in treasury.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(7)	STOCK-BASED COMPENSATION PLANS

At March 31, 2004, the Company had authorized 38 million common shares for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan (Convergys LTIP), as amended. The Convergys LTIP provides for the issuance of stock options and other stock-based awards to certain employees. In general, stock options are granted with exercise prices that are no less than market value of the stock at the grant date, have a ten-year term and have vesting terms of three to four years. In connection with the Company’s acquisition of Geneva in April 2001, all outstanding options to acquire Geneva common shares were converted into options to acquire 2.7 million Convergys shares at exercise prices ranging from $0.84 to $8.19. Convergys accounts for its stock-based compensation plan under the intrinsic value method of accounting as defined by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

The Convergys LTIP also permits the granting of restricted stock awards, which generally have vesting terms of three to five years. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares, including dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances.

The Company’s operating results for the three-month periods ended March 31, 2004 and March 31, 2003 reflect the recognition of $1.9 and $2.3, respectively, in compensation expense related to restricted stock. Additionally, the Company’s operating results for the three-month periods ending March 31, 2004 and March 31, 2003 reflect the recognition of $0.5 and $0.6, respectively, in compensation expense related to the options outstanding in connection with the Geneva Acquisition in April 2001.

The effect on net income and earnings per share, if the Company had accounted for stock options under the fair value method of accounting under SFAS No. 123, as amended by SFAS No. 148, is as follows:

	Three Months Ended March 31,
Amounts in millions	2004	2003
Net income, as reported	$32.5	$34.9
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6.4)	(13.6)

Pro forma net income	$26.1	$21.3

Earnings per share:
Basic - as reported	$0.23	$0.23
Basic - pro forma	$0.18	$0.14

Diluted - as reported	$0.22	$0.22
Diluted - pro forma	$0.18	$0.14

The weighted average fair value on the date of grant for the Convergys options granted during the three months ended March 31, 2004 and March 31, 2003 was $7.36 and $4.97, respectively. Such amounts were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31,
	2004	2003
Expected volatility	47.3%	50.9%
Risk free interest rate	1.7%	2.6%
Expected holding period, in years	4	4

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

Beginning in 2004, the Company discontinued the granting of stock options to employees and directors. Instead, the Company began granting certain employees and directors restricted stock units. Under the terms of the awards, which the Company first granted 1.7 million restricted stock units in April 2004, the restrictions lapse over a period of 3 to 6 years and in certain cases, are subject to performance measures.

(8)	EMPLOYEE BENEFIT PLANS

The Company sponsors a defined benefit pension plan, which includes both a qualified and a non-qualified portion, for all eligible employees (the cash balance plan). The Company also sponsors a non-qualified, unfunded executive deferred compensation plan and a supplemental, non-qualified, unfunded plan for certain senior executives. The pension benefit formula for the cash balance plan is determined by a combination of compensation-based credits and annual guaranteed interest credits. Benefits for the executive deferred compensation plan are based on employee deferrals, matching contributions and investment earnings on participant accounts. Benefits for the supplemental plan are based on age, years of service and eligible pay. Funding of the cash balance plan has been achieved through contributions made to a trust fund. The contributions have been determined using the aggregate cost method. The Company’s measurement date for all plans is December 31. The projected unit credit cost method is used for determining pension cost for financial reporting purposes. Beginning in 2004, pension cost for the cash balance plan is determined based on the traditional unit credit cost method pursuant to EITF 03-04.

Pension cost for the cash balance plan included the following components:

	Three Months Ended March 31,
	2004	2003
Service cost (benefits earned during the period)	$5.1	$6.2
Interest cost on projected benefit obligation	2.6	3.8
Expected return on plan assets	(4.7)	(5.0)
Amortization and deferrals—net	(0.2)	0.1

Pension cost	$2.8	$5.1

Pension cost for the unfunded executive pension plans included the following components:

	Three Months Ended March 31,
	2004	2003
Service cost (benefits earned during the period)	$1.5	$1.2
Interest cost on projected benefit obligation	1.6	1.4
Amortization and deferrals—net	0.5	—

Pension cost	$3.6	$2.6

The Company expects to contribute $0.2 to its cash balance plan during 2004 to fund non-qualified pension distributions.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(9)	SIGNIFICANT CUSTOMER

Both of the Company’s segments derive significant revenues from AT&T Wireless Services, Inc. (AT&T Wireless).

Revenues from AT&T Wireless were 20.7% and 20.4% of the Company’s consolidated revenues for the three-month periods ended March 31, 2004 and March 31, 2003, respectively. Related accounts receivable from AT&T Wireless totaled $58.2 and $61.9 at March 31, 2004 and December 31, 2003, respectively.

(10)	CONTINGENCIES

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

From December 2003 through February 2004, six separate lawsuits were filed in the Court of Common Pleas, Cuyahoga County, Ohio, against Cincinnati SMSA Limited Partnership and other defendants. Convergys is a limited partner of Cincinnati SMSA Limited Partnership, with a 45% ownership interest. Five of the suits were filed by companies purporting to be resellers (the “Resellers Cases”), while the sixth was filed by an individual consumer purporting to represent a class of damaged consumers (the “Consumer Case”). Each of the Reseller Cases seeks damages ranging from $1 to $3 plus treble damages under Ohio law. The Consumer Case seeks damages in excess of $60 plus treble damages under Ohio law.

Pursuant to the partnership agreement, Convergys, as a limited partner, has no right to participate in the operation of the partnership, no right to direct or participate in the defense of these actions and, therefore, has no current ability to assess the merit of any claims made in these actions or identify any possible loss which could result from these claims against the partnership.

The Company leases certain equipment and facilities used in its operations under operating leases. This includes the Company’s office complex in Orlando, Florida, which is leased from Wachovia Development Corporation (“Lessor), a wholly owned subsidiary of Wachovia Corporation, under an agreement that expires in June 2010. The Lessor acquired the complex from an unrelated third party for $65.0, its appraised value, and began leasing it to the Company in June 2003. The Lessor partially funded the purchase of the office complex with the issuance of $55.0 in notes sold to two non-affiliated institutional investors. The remaining $10.0 was funded through a combination of bank debt and equity. The Company’s monthly lease payments include a fixed and variable component.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

Upon termination or expiration, the Company must either purchase the property from the Lessor for $65.0 or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than the $65.0 financed by the Lessor, the Company has agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, the Company is entitled to collect the excess. At the inception of the lease, the Company recognized a liability of approximately $5 for the related residual value guarantee. The value of the guarantee was determined by computing the estimate present value of probability-weighted cash flows that might be expended under the guarantee. The Company recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which is being amortized to rental expense over the lease term. The liability will remain on the balance sheet until the end of the lease term.

Under the terms of the lease, the Company also provides certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. The Company does not expect such amounts, if any, to be material.

The Company has concluded that it is not required to consolidate the Lessor pursuant to Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51, as the Company is not the primary beneficiary. Additionally, the Company is not required to consolidate the office complex and the related lease, as the lease does not qualify as a variable interest entity.

(11)	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Three Months Ended March 31,
Millions of dollars	2004	2003
Revenues:
CMG	$390.9	$363.7
IMG	183.0	197.8
Less: intersegment	—	(1.1)

	$573.9	$560.4

Depreciation:
CMG	$17.4	$18.4
IMG	7.7	7.8
Corporate and other	2.4	1.8

	$27.5	$28.0

Amortization:
CMG	$2.2	$2.2
IMG	2.4	1.5

	$4.6	$3.7

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

	Three Months Ended March 31,
Millions of dollars	2004	2003
Operating income:
CMG	$31.5	$43.0
IMG	24.5	28.2
Corporate and other	(1.1)	(2.7)

	$54.9	$68.5

Capital expenditures:
CMG	$13.4	$12.8
IMG	7.0	4.0
Corporate and other	15.9	3.3

	$36.3	$20.1

	At Mar. 31, 2004	At Dec. 31, 2003
Goodwill, Net:
CMG	$551.6	$551.5
IMG	175.5	174.8

	$727.1	$726.3

(12)	EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Three Months Ended March 31,	Net Income	Shares	Per Share Amount
2004
Basic EPS	$32.5	142.1	$0.23
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.2	(0.01)

Diluted EPS	$32.5	145.3	$0.22

Three Months Ended March 31,
2003
Basic EPS	$34.9	153.9	$0.23
Effect of dilutive securities:
Stock-based compensation arrangements	—	2.3	(0.01)

Diluted EPS	$34.9	156.2	$0.22

The diluted EPS calculation for the three months ended March 31, 2004 and March 31, 2003 excludes the effect of 13.4 million and 16.8 million outstanding stock options, respectively, because they are anti-dilutive.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(13)	SUBSEQUENT EVENTS

On May 3, 2004, Convergys acquired 100% of the outstanding shares of DigitalThink, Inc. (NASDAQ: DTHK), a custom e-learning company, for approximately $120. DigitalThink’s solutions include consulting services, simulations, customer online course development and a scalable platform for on-demand course delivery. With this acquisition, Convergys will be able to:

•	offer a new set of capabilities to help its clients maximize the value of their internal and external customer relationships through customized, on-demand courses;

•	expand its capabilities in the HR Business Process Outsourcing market to meet the needs of large global organizations for full service learning solutions including consulting and course design, development, delivery, and administration; and

•	support its employee care and customer management clients more efficiently by accelerating the effectiveness of customer support teams through on-the-job training for client programs.

On April 27, Convergys acquired 100% of the outstanding shares of two Singapore companies, Out-Smart.com Pte. Ltd. and i-Benefits Pte. Ltd., in order to expand its outsourcing capabilities. Both companies provide a range of human resource and benefits services to companies in the Asian Pacific region.

Additionally, on May 4, the Company acquired 100% of the outstanding shares of WhisperWire, Inc., a provider of industry-specific sales effectiveness software. WhisperWire’s PowerSeller software complements Convergys’ Infinys® business support system (BSS) for ordering, billing and customer care for converged voice, data and video services. The acquisition enables Convergys to offer communication providers a complete solution to more effectively drive their sales process from lead-to-cash. The combined purchase price of these three acquisitions was approximately $23, plus additional purchase price consideration based on future earnings.

Also on May 4, the Company announced that it signed an agreement to acquire 100% of the outstanding shares of Encore Receivables Management, Inc., a Kansas City-based provider of receivables management and collection services, for $54. Up to $14 in additional earn-out payment is possible based on future performance. The Company expects to complete the transaction during the second quarter of 2004.

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

CMG

CMG provides outsourced customer management and employee care services for its clients utilizing advanced information systems capabilities, human resource management skills and industry expertise. In its multi-channel contact centers, CMG service agents provide a full range of customer support and employee care services including initial product information requests, customer retention initiatives, technical support inquiries for consumers and business customers, staffing, benefits administration, payroll administration and general human resource and administration services.

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

The Company expects that growth of outsourced customer management and employee care services will be driven by the trend of large companies and governmental agencies turning to outsourcers to provide cost-effective, high quality customer support and employee care solutions. Additionally, the Company also believes that the expansion of offshore capacity, which provides customer management clients with significantly lower costs and a highly educated labor force, will drive growth in the industry. Despite this trend, CMG’s operating margins in the near term will continue to be challenged as pricing pressure intensifies and as it continues to invest in its employee care operations and offshore customer contact center capacity.

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

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

In the first quarter of 2004, 54.0% of IMG’s revenues were for data processing services generated from recurring monthly payments from its clients based upon the number of client subscribers or bills processed by IMG in its data centers. Most of IMG’s wireless data processing agreements, which are typically for multiple years, are priced on a monthly, per subscriber or per event basis. Professional and consulting services for installation, implementation, customization and enhancement services accounted for 15.7% of IMG’s first quarter 2004 revenues. The Company invoices its clients for these services based on time and material costs at contractually agreed upon rates or, in some instances, for a fixed fee. IMG’s remaining revenues were primarily from software license arrangements and international sales. International revenues consist of a mix of professional and consulting, license and support and maintenance revenues.

After an extended period of growth, the communications industry has experienced over the last couple of years one of the most difficult periods in its history. Communications companies have focused their attention on cost reduction and margin improvement, with lower investment in billing information systems. This has had an adverse impact on IMG’s revenues and operating margin. For the near future, IMG expects that it will continue to be challenged by pricing pressure and nominal subscriber growth by leading North American wireless carriers. However, as communications companies continue to expand their service offerings, the requirements of billing information systems are becoming increasingly complex. In order to remain competitive, the Company believes that many communications companies will turn to third-party vendors, such as Convergys, for their billing information system needs.

Despite business challenges, the Company believes that its financial structure and condition are solid. At March 31, 2004, total capitalization was $1,286.8, consisting of $111.5 of short-term and long-term debt and $1,175.3 of equity. Although the Company has occasionally used its various borrowing facilities to help fund its investing and financing activities, cash flows from operating activities have been the major source of funding.

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

Important factors that may affect these projections or expectations include, but are not limited to: the consequence of potential terrorist activities and the responses of the United States and other nations to such activities; the loss of a significant client or significant business from a client; difficulties in completing a contract or implementing its provisions, or completing or integrating an acquisition; changes in the overall economy; changes in competition in markets in which the Company operates; changes in the legal or regulatory environment in which the Company and its clients operate; changes in the demand for the Company’s services; changes in technology that impact both the markets served and the types of services offered; consolidation within the industries in which the Company’s clients operate; and difficulties in conducting business internationally.

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

Consolidated Overview

Three Months Ended March 31, 2004 versus Three Months Ended March 31, 2003

The Company’s revenues for the first quarter of 2004 totaled $573.9, a 2% increase from the first quarter of 2003. The revenue increase is attributable to a 7% increase in CMG revenues, which is the larger segment in terms of revenue, partially offset by a 7% decrease at the smaller segment, IMG. The Company’s operating income was $54.9 in the first quarter of 2004 versus $68.5 in the prior year. This 20% decrease reflects the impact of pricing pressure, a $27.8 increase in costs of providing services and a $3.6 increase in selling, general and administrative expenses. Partially offsetting these items were $4.7 in lower research and development costs.

As a percentage of revenues, costs of products and services increased to 61.2% from 57.7% in the prior year. This reflects increased costs incurred in connection with the ramp of new CMG clients and the impact of pricing pressure. This was partially offset by savings realized through restructuring and other cost reduction initiatives as well as increased utilization of CMG’s offshore contact centers. The increase in selling, general and administrative expenses reflects further expansion in CMG’s employee care and offshore contact center operations. Research and development expenses decreased as a result of lower spending at IMG.

During the first quarter of 2004, the Company recorded an equity loss in the Cellular Partnerships of $0.1 compared with $9.9 in the prior year. During the first quarter of 2003, the general partner of Cincinnati SMSA Limited Partnership, a provider of wireless communications of which the Company owns 45%, settled a lawsuit against the partnership for $22.0. The Company’s share of this loss was $9.9, which it recorded as a loss from its equity investment in the partnership.

Interest expense was slightly higher compared to the prior year reflecting higher levels of debt. The Company’s effective tax rate was 36.7% for the three months ended March 31, 2004, versus 37.0% during the three months ended March 31, 2003.

Net income in the first quarter of 2004 was $32.5, a 7% decrease from $34.9 in the first quarter of 2003. Earnings per diluted share remained flat at $0.22 for the first quarter of 2004 versus the first quarter of 2003. Flat earnings per diluted share were the result of 10.9 fewer diluted weighted average shares outstanding for the first quarter ended March 31, 2004 over March 31, 2003 due to common share repurchases during 2003. The first quarter of 2003 also included the $9.9 ($6.4 after tax or $0.04 per diluted share) equity loss resulting from the partnership settlement in the first quarter of 2003.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

CUSTOMER MANAGEMENT

(Dollars in Millions)	Three Months Ended March 31,
	2004	2003	Change	%
Revenues:
Communications	$228.6	$232.6	$(4.0)	(2)
Technology	43.7	47.8	(4.1)	(9)
Financial services	36.3	29.6	6.7	23
Other	82.3	53.7	28.6	53

Total revenues	390.9	363.7	27.2	7

Costs of products and services	256.1	225.7	30.4	13
Selling, general and administrative expenses	81.6	73.1	8.5	12
Research and development costs	2.1	1.3	0.8	62
Depreciation	17.4	18.4	(1.0)	(5)
Amortization	2.2	2.2	—	—

Total costs and expenses	359.4	320.7	38.7	12

Operating Income	$31.5	$43.0	$(11.5)	(27)

Three Months Ended March 31, 2004 versus Three Months Ended March 31, 2003

Revenues

Convergys CMG’s revenues were $390.9, a 7% increase from the first quarter of 2003. This reflects increased levels of business with many of CMG’s top 20 clients, including customer care services provided to the United States Postal Service and employee care services provided to the State of Florida. The growing demand for global sourcing also contributed to this increase. Revenues from communications clients were $228.6 during the first quarter of 2004, a decrease of 2% compared to prior year. This reflects a 41% reduction in spending by CMG’s largest wireline client, offset by a 19% increase in revenues from CMG’s largest wireless client. Technology service revenues decreased 9% to $43.7 compared to prior year reflecting reduced spending by two of CMG’s information technology equipment clients, offset by higher revenues from CMG’s largest Internet client. Revenues from financial service clients increased 23% to $36.3 reflecting an increase in volume from four of CMG’s largest clients in the financial services sector. Other revenues of $82.3 increased 53% compared to 2003, reflecting revenues generated from the United States Postal Service and the State of Florida.

Costs and Expenses

CMG’s costs of products and services increased 13% from the first quarter of 2003 to $256.1, reflecting, in part, the higher volume of revenues. As a percentage of revenues, cost of providing services increased to 65.5% compared to 62.1%, reflecting increased costs incurred in connection with the ramp of new clients, the impact of pricing pressure and higher expenses resulting from the negative impact of a weakened U.S. versus Canadian dollar. This was partially offset by increased utilization of CMG’s offshore contact centers. Selling, general and administrative expenses were $81.6 in the first quarter of 2004, a 12% increase compared to the prior year, reflecting increased costs incurred in connection with further investment in CMG’s employee care operations and additional start-up costs associated with CMG’s expansion of its offshore facilities. Depreciation expense decreased 5% or $1.0 during the first quarter of 2004, reflecting savings realized through the Company’s recent restructuring initiatives, partially offset by additional depreciation resulting from CMG’s investment in its offshore contact centers. CMG’s research and development expenses increased $0.8 from the first quarter of 2003, reflecting increased software development costs.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Operating Income

As a result of the foregoing, CMG’s 2004 operating income and margin decreased to $31.5 and 8.1%, down from $43.0 and 11.8% in the first quarter of 2003, respectively.

INFORMATION MANAGEMENT

(Dollars in Millions)	Three Months Ended March 31,
	2004	2003	Change	%
Revenues:
Data processing	$98.9	$118.9	$(20.0)	(17)
Professional and consulting	28.7	26.8	1.9	7
License and other	17.6	13.6	4.0	29
International	37.8	37.4	0.4	1

External revenues	183.0	196.7	(13.7)	(7)
Intercompany services	—	1.1	(1.1)	—

Total revenues	183.0	197.8	(14.8)	(7)

Costs of products and services	95.4	99.0	(3.6)	(4)
Selling, general and administrative expenses	36.6	39.4	(2.8)	(7)
Research and development costs	16.4	21.9	(5.5)	(25)
Depreciation	7.7	7.8	(0.1)	(1)
Amortization	2.4	1.5	0.9	60

Total costs and expenses	158.5	169.6	(11.1)	(7)

Operating Income	$24.5	$28.2	$(3.7)	(13)

Three Months Ended March 31, 2004 versus Three Months Ended March 31, 2003

Revenues

Convergys IMG’s external revenues decreased 7% to $183.0 in the first quarter of 2004 from $196.7 in the same period last year. Data processing revenues of $98.9 decreased 17% from the prior year. This decrease reflects lower average wireless subscriber processing rates, the transition of Verizon subscribers from Convergys’ billing system during the second quarter of 2003 and lower volumes from IMG’s largest wireline client. Additionally, the decrease reflects the discontinuance of bill finishing services provided to a wireless client that had minimal impact on the operating margin. This was partially offset by data processing revenues generated by the billing operation acquired from the acquisition of certain billing assets from ALLTEL (ALLTEL Acquisition) in the fourth quarter of 2003, the ramp of a new wireless client and a 5% increase in wireless subscribers for the clients the Company supports.

Professional and consulting revenues of $28.7 increased 7% from the prior year. This increase resulted from the ALLTEL Acquisition, partially offset by lower spending from various wireless clients including Sprint PCS. License and other revenues increased 29% to $17.6 from the prior year. This increase reflects a new license arrangement with a large North American wireless provider and expanded relationships with several of Convergys’ cable clients. International revenues of $37.8 increased 1% from the first quarter of 2003. This increase was due to revenues generated from new or expanded license arrangements with several European wireless, wireline and cable clients. This was partially offset by lower revenues resulting from the suspension of a system implementation by a European wireless client.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

IMG’s costs of products and services decreased 4% to $95.4 in the first quarter of 2004 from the first quarter of 2003. As a percentage of revenues, costs of products and services increased to 52.1% in the first quarter of 2004 compared with 50.3% in the prior year. This reflects the negative impact of lower revenues, partially offset by savings realized through restructuring and other cost reduction initiatives. The change in costs of products and services also reflects approximately $6 in lower bill finishing costs as well as incremental operating costs incurred as a result of the ALLTEL Acquisition. Selling, general and administrative expenses decreased 7%, reflecting savings realized through restructuring and other cost reduction initiatives. Research and development expenses decreased 25% reflecting savings resulting from the restructuring initiatives, as well as ongoing convergence of IMG’s billing platforms. Amortization expense increased 60% to $2.4, reflecting amortization of intangible assets acquired in connection with the ALLTEL Acquisition.

Operating Margin

As a result of the foregoing, operating income and operating margin decreased to $24.5 and 13.4% from $28.2 and 14.3% in the prior year.

Business Restructuring and Asset Impairment

As discussed more fully in the “Business Restructuring and Asset Impairment” section of the Notes to Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company announced a restructuring plan during the fourth quarter of 2002 that included a reduction in headcount affecting professional and administrative employees worldwide and the consolidation or closure of certain CMG and IMG facilities. The restructuring plan resulted in $26.0 of severance costs, $49.5 of facility abandonment costs associated with ongoing lease obligations and $6.7 of asset impairment for the disposal of leasehold improvements and equipment for the facilities that the Company had abandoned by the end of 2002. Additionally, the Company recorded $12.7 in asset impairments, consisting principally of software that the Company will not deploy or further market.

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

These actions are expected to result in cash costs of $85.8, of which the Company had spent $37.6 through the first quarter of 2004 related principally to facility abandonment costs and severance payments. These initiatives resulted in approximately 1,350 headcount reductions compared with the 1,050 that were originally planned. Despite the higher number of redundancies, the average severance payment per employee was lower due to a lower mix of redundancies of higher paid employees. The remaining facility abandonment costs will be paid over several years as the leases expire.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Restructuring liability activity for the 2002 and 2001 plans combined consisted of the following:

	2004	2003
Balance at January 1	$60.6	$89.6
Severance payments	(3.5)	(8.5)
Lease termination payments	(5.0)	(2.5)
Other	0.5	—

Balance at March 31	$52.6	$78.6

CLIENT CONCENTRATION

The Company’s five largest clients accounted for 45.2% and 55.6% of its revenues in the first quarter of 2004 and 2003, respectively. The risk posed by this revenue concentration is reduced somewhat by the long-term contracts the Company has with some of its largest clients. The Company serves AT&T Wireless, its largest client with 20.7% of revenues in the first quarter of 2004; Sprint PCS, the Company’s third largest client; AT&T, the Company’s fourth largest client; and Comcast, the Company’s fifth largest client under information management and customer management contracts. It should be noted that beginning in February 2004, the customer management services provided to Sprint PCS are through a contract between IBM and Sprint PCS whereby the Company serves as a subcontractor to IBM. DirecTV, its second largest client in the first quarter of 2004, is served by the Company under a customer management contract. Volumes under certain of the Company’s long-term contracts are subject to variation based, among other things, on the clients’ spending on outsourced customer support and subscriber levels.

BUSINESS OUTLOOK

Current economic factors and other events may have a significant impact on the Company’s future period results. These include, but are not limited to the following:

•	Both IMG and CMG will continue to face competition within the industries in which they operate. As a result, the trend of granting contract rate reductions and incentives in exchange for extensions of existing contractual relationships may continue, which could result in a negative near-term impact on the Company’s revenues, operating income and/or cash flow. On a sequential basis, IMG’s data processing revenues should be stable over the next several quarters. However, on a year over year basis, these revenues will be down from the prior year. Additionally, for the near future, IMG expects that it will likely experience nominal subscriber growth from leading North American wireless carriers.

•	On May 3, 2004, the Company acquired 100% of the outstanding shares of DigitalThink, Inc. (NASDAQ: DTHK), a custom e-learning company, for approximately $120. DigitalThink’s solutions include consulting services, simulations, customer online course development and a scalable platform for on-demand course delivery. The acquisition is expected to negatively impact the Company’s 2004 diluted earnings per share by approximately $0.02.

•	CMG’s near-term operating margins will continue to be challenged as a result of costs incurred in connection with the ramping of new clients, as well as further investment in its employee care operations, and expansion of its offshore customer contact center capacity.

•	As a result of U.S.-based customer management clients using CMG’s contact center capacity in Canada, the Company’s operating margin will experience pressure associated with the weakening of the U.S. dollar versus the Canadian dollar.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

•	Pursuant to its long-term incentive plan, the Company historically has granted stock options to certain employees and directors. The Company accounts for these awards using the intrinsic value method pursuant to Accounting Principles Board Opinion 25 and related interpretations. With few exceptions, this has resulted in the recognition of no compensation expense, as the exercise price generally has been equal to the fair market value of the stock at the grant date. Beginning in 2004, the Company discontinued the granting of stock options to employees and directors. Instead, the Company began granting certain employees and directors restricted stock units. Under the terms of the awards, the restrictions lapse over a period of 3 to 6 years and in certain cases, are subject to performance measures. This will result in compensation being recorded over the vesting period based on the number of shares and the fair market value of the stock as of the measurement date. The Company anticipates that this plan will impact full year 2004 diluted EPS by approximately $0.03. This expense will begin in the second quarter.

As a result of the factors discussed above, for the full year of 2004, CMG revenues are expected to increase 10% to 15% from the full year 2003 level and operating margin to be down. In the second quarter of 2004, CMG revenues are expected to be up roughly 9% from the first quarter, as CMG continues to experience growth across many of its top clients and it continues to ramp up new clients, including a four-year agreement recently signed with a large global industrial company. However, due to start-up costs associated with new business, the acquisition of DigitalThink, and additional impact from the weak U.S. versus Canadian dollar, operating margin will be down from the first quarter. For the full year of 2004, IMG revenues are expected to decline by 3% to 8% from the full year 2003 level and operating margin is expected to be down for the year. In the second quarter of 2004, IMG’s revenues and operating margin could be roughly in line with the first quarter of 2004. For the full year 2004, diluted EPS is expected to be in the range of $0.85 to $1.00.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows

Historically, cash flows from operating activities have been the major source of funding for the Company’s investing and financing activities. Additionally, from time to time, the Company uses its borrowing facilities including a commercial paper program backed by a $325 credit facility and a $200 accounts receivable securitization agreement, to fund these activities. See further discussion of these borrowing facilities under the next section titled, “Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments.”

The Company’s cash flows from operating activities totaled $55.9 in the first three months of 2004, compared to $108.7 in the same period last year. The decrease in operating cash flows was largely due to slower collection of accounts receivable and lower amounts of payables and other current liabilities. Days sales outstanding (DSO) increased by 2 days to 75 days as of March 31, 2004 from December 31, 2003. During the first three months of 2003, DSO decreased 3 days to 73 days. DSO is computed as follows: receivables, net of allowances, plus outstanding receivables sold under the securitization program divided by average days sales. Average days sales are defined as consolidated revenues during the quarter just ended divided by the number of calendar days in the quarter just ended.

The Company used $33.0 for investing activities during the first three months of 2004, which consisted principally of $36.3 of capital expenditures. This also reflects $3.3 in cash received from Cincinnati SMSA Limited Partnership, representing a partial return of capital contributions made by Convergys in 2003. This compares to $34.9 used for investing activities in the same period last year. The investing activities from 2003 consisted of $20.1 in capital expenditures, $11.3 invested in Cincinnati SMSA Limited Partnership as a result of capital calls and $3.5 used for the acquisition of Cygent Inc.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

For the full year of 2004, the Company plans to invest approximately 7% of its revenues in capital expenditures. The Company anticipates that it will invest an additional $50 in its corporate headquarters facility over the next three years related to building improvements, fixtures, equipment, lease buy-outs and adjacent land. As disclosed in Note 13 of Notes to the Financial Statements, the Company executed various business combinations including the purchase of DigitalThink, Inc. during the second quarter of 2004.

The Company believes that its cash flows from operations and available capital resources will be sufficient to fund these investments. At this point, the Company is not aware of any capital calls from the general partner of Cincinnati SMSA Limited Partnership.

The Company used $19.8 for financing activities during the first three months of 2004, principally related to repayment of debt. This compares to $57.7 used in the same period of 2003, which included $52.7 used for the repurchase of shares of Convergys stock and $8.5 for repayment of debt. See further discussion of the Company’s stock repurchase program under the section titled, “Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments.”

The Company’s free cash flows, defined as cash flows from operating activities excluding the impact of the accounts receivable securitization less capital expenditures, were $19.6 and $88.6 for the first three months of 2004 and 2003, respectively. The Company uses free cash flows, which is a non-GAAP financial measure, as an alternative measure of the Company’s ability to generate cash flows. The $69.0 decrease in free cash flows between 2004 and 2003 reflects the changes in operating cash flows as well as the increase in capital expenditures noted above.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

The Company believes that its financial structure and condition are solid. At March 31, 2004, total capitalization was $1,286.8, consisting of $111.5 of short-term and long-term debt and $1,175.3 of equity. This results in a debt-to-capital ratio of 8.7%, which compares to 10.5% at December 31, 2003. If amounts sold under the securitization were to be treated as debt financing, the Company’s debt-to-capital ratio would have been 19.6% and 21.3% at March 31, 2004 and December 31, 2003, respectively.

The Company’s debt is considered investment grade by the rating agencies. The Company’s borrowing facilities include a commercial paper program backed by a credit facility with $325 in borrowing capacity that expires in July 2005. As of March 31, 2004, the Company had $45.5 in commercial paper and short-term notes borrowed under this facility. The participating agents in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank, Bank One, US Bank and The Royal Bank of Scotland. The credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-capitalization ratios. The Company’s interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. The Company’s debt-to-capitalization ratio cannot be greater than 0.6 to 1.0 at any time. The Company was in compliance with all covenants throughout the first three months of 2004.

The Company has a $200 accounts receivable securitization agreement, under which it had sold $175.0 in accounts receivable at March 31, 2004. The accounts receivable securitization agreement in effect at the beginning of 2003 expired in September 2003. The Company renewed the $150 securitization agreement with Bank One in September 2003, extending the agreement until September 2004. In November 2003, the Company added a $50 co-purchasing agreement with Fifth Third Bank, increasing the securitization agreement to $200, still expiring in September 2004.

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

The Company leases certain equipment and facilities used in its operations under operating leases. This includes the Company’s office complex in Orlando, Florida, which is leased from Wachovia Development Corporation (“Lessor”), a wholly owned subsidiary of Wachovia Corporation, under an agreement that expires in June 2010. The Lessor acquired the complex from an unrelated third party for $65.0, its appraised value, and began leasing it to the Company in June 2003. The Lessor partially funded the purchase of the office complex with the issuance of $55.0 in notes sold to two non-affiliated institutional investors. The remaining $10.0 was funded through a combination of bank debt and equity. The Company’s monthly lease payments include a fixed and variable component.

Upon termination or expiration, the Company must either purchase the property from the Lessor for $65.0 or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than the $65.0 financed by the Lessor, the Company has agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, the Company is entitled to collect the excess. At the inception of the lease, the Company recognized a liability of approximately $5 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. The Company recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which is being amortized to rental expense over the lease term. The liability will remain on the balance sheet until the end of the lease term.

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

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

The following summarizes the Company’s contractual obligations at March 31, 2004, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	After 3 Years
Debt	$111.5	$54.2	$12.5	$44.8
Operating leases	305.1	76.8	101.4	126.9
Purchase commitments (1)	51.7	20.0	31.7	—

Total	$468.3	$151.0	$145.6	$171.7

(1)	This relates to contractual payments for various communication services.

At March 31, 2004, the Company had outstanding letters of credit of $14.6 related to performance and payment guarantees. The Company believes that any obligation that may arise will not be material.

Risks Relating to Convergys and Its Business

The Company’s revenues are generated from a limited number of clients, and the loss of one or more of its clients could cause a reduction in its revenues.

The Company relies on several significant clients for a large percentage of its revenues. Convergys’ three largest clients, AT&T Wireless, DirecTV and Sprint PCS, represented approximately 35% of Convergys’ first quarter 2004 revenues. The Company’s relationship with AT&T Wireless is represented by separate contracts/work orders with various operating units across both IMG and CMG. DirecTV is served by the Company under a customer management contract. Its relationship with Sprint PCS is represented by separate contracts with IMG and CMG. These separate contracts/work orders with the above clients have varying expiration dates, payment provisions, termination provisions and other conditions. Therefore, Convergys does not believe that it is likely that its entire relationship with AT&T Wireless, DirecTV or Sprint PCS would terminate at one time; and, therefore, it is not substantially dependent on any particular contract/work order with these clients. However, the loss of all of the contracts/work orders within a particular client at the same time or the loss of one or more of the larger contracts/work orders within a client would adversely affect the Company’s total revenues if the revenues from such client were not replaced with revenues from that client or other clients.

A large portion of the Company’s accounts receivable are payable by a limited number of clients; the inability of any of these clients to pay its accounts receivable could cause a reduction in the Company’s income.

Several significant clients account for a large percentage of the Company’s accounts receivable. As of March 31, 2004, Convergys’ three largest clients, AT&T Wireless, DirectTV and Sprint PCS, together accounted for 18% of the Company’s accounts receivable (excluding the effects of the accounts receivable securitization). During the past three years, each of the clients set forth above has generally paid its accounts receivable on a timely basis, and Convergys has only had write-downs in connection with such accounts receivable in line with those that it incurs with other clients. The Company anticipates that, in 2004, several clients will continue to account for a large percentage of accounts receivable. Although as explained above, Convergys has numerous contracts/work orders with different units of these clients with varying terms and provisions including payment provisions, if any of these clients were unable, for any reason, to pay its accounts receivable, the Company’s income would decrease.

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

In February 2004, AT&T Wireless, the Company’s largest client in terms of revenue, accepted an offer from Cingular to be acquired. Although AT&T Wireless recently reaffirmed its information management arrangement with the Company, the impact, if any, of AT&T Wireless being acquired by Cingular is unknown.

The implementation of the payroll system is important to the success of the State of Florida outsourcing agreement.

Under a seven-year outsourcing agreement, the Company began providing employee care services to the State of Florida during the second quarter of 2003. Although later than originally planned, the final implementation of the Company’s payroll system used in part of the outsourcing agreement is in process. If the Company and the State cannot successfully complete the implementation, the outsourcing agreement could be jeopardized in full or in part. This could have an adverse affect on the Company’s revenues and earnings.

The Company and the State are working to ensure the successful implementation of the payroll system.

If Convergys’ clients are not successful, the amount of business that they outsource and the prices that they are willing to pay for such services may be diminished and could result in reduced revenues for the Company.

Convergys’ revenues are dependent on the success of its clients. If Convergys’ clients are not successful, the amount of business that they outsource may be diminished. Thus, although the Company has signed contracts, many of which contain minimum revenue commitments, to provide services to its clients, there can be no assurance that the level of revenues to be received from such contracts will meet expectations. In addition, several clients, particularly in the communications and technology industries, have experienced substantial price competition. As a result, the Company may face increasing price pressure from such clients, which could negatively affect its operating performance. Furthermore, IMG’s results of operations have suffered recently as a result of weak conditions in the communications industry. If this weakness continues, the Company’s business, results of operations and financial condition could be adversely affected.

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

Claims and liabilities arising from client problems could result in monetary damages to the Company and could damage the Company’s reputation, adversely affecting its business, results of operations and financial condition.

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

If the Company is unable to identify and complete appropriate acquisitions as it historically has, the Company may not be able to grow at the same rate that it has historically.

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

Convergys operates businesses in many countries outside the United States, which are located throughout North and South America, Europe, the Middle East and the Asian Pacific region. In connection with its strategy, the Company plans to capture more of the international billing and employee care markets. Additionally, there is increasing demand for offshore customer management outsourcing capacity from North American companies. As a result, the Company expects to continue expansion through start-up operations and acquisitions in additional countries. Expansion of its existing international operations and entry into additional countries will require management attention and financial resources. In addition, there are certain risks inherent in conducting business internationally including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, unexpected changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. To the extent that the Company does not manage its international operations successfully, its business could be adversely affected and its revenues and/or earnings could be reduced.

In addition, there has been an increasing amount of political discussion and debate related to worldwide sourcing, particularly from the United States to offshore locations. There is proposed federal and state legislation currently pending related to this issue. It is too early to determine if there would be any impact; however, future legislation, if enacted, could have an adverse effect on the Company’s results of operations and financial condition.

If the U.S. dollar does not strengthen, the Company’s earnings will be negatively impacted.

CMG serves an increasing number of its U.S.-based customer management clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by CMG to operate these non-U.S. contact centers is denominated in Canadian dollars or India rupees, which represents a foreign exchange exposure to the Company. Although the Company enters into forward exchange contracts to limit potential foreign currency exposure, the Company does not fully hedge this exposure. As the U.S. dollar weakened during 2003, the operating expenses of these contact centers, once translated into U.S. dollars, increased in comparison to prior years. The increase in operating expenses was mostly offset by gains realized through the settlement of Canadian dollar forward exchange contracts. However, if the U.S. dollar does not strengthen, the Company’s earnings will be negatively impacted.

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

Convergys employs approximately 58,000 employees worldwide. Despite the headcount reductions that were made in connection with its 2002 restructuring plan, the Company continues to recruit and hire qualified persons in the research and development, sales, marketing, and administrative and services areas of its business in several parts of the world. At times, the Company has experienced difficulties in hiring personnel with the right training or experience. Additionally, particularly with regards to CMG where the business is very labor-intensive, quality service depends on the Company’s ability to control personnel turnover. Any significant increase in the employee turnover rate could increase recruiting and training costs and decrease operating effectiveness and productivity. Also, if the Company would obtain several significant new clients or implement several new, large-scale programs, it may need to recruit, hire and train qualified personnel at an accelerated rate. The Company may not be able to continue to hire, train and retain sufficient, qualified personnel to adequately staff new client projects. Because a significant portion of the Company’s operating costs relate to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a materially adverse effect on the Company’s business, results of operations or financial condition.

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

Interest Rate Risk

At March 31, 2004, the Company had $103.4 in outstanding variable rate borrowings and had sold $175.0 in accounts receivable on a variable rate basis. The carrying amount of the Company’s borrowings reflects fair value due to its short-term and variable interest rate features.

The Company uses cash flow hedges for interest rate exposure from time to time. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding cash flow hedges covering interest rate exposure at March 31, 2004.

Based upon the Company’s exposure to variable rate borrowings, a one percentage point change in the weighted average interest rate would change the Company’s annual interest expense by approximately $1.0.

Foreign Currency Exchange Rate Risk

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the British pound, the Indian rupee, the Philippine peso, the euro and the Canadian dollar. The Company currently uses forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The potential loss in fair value at March 31, 2004 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $54. This loss would be mitigated by corresponding gains on the underlying exposures.

CMG serves a number of its U.S.-based customer management clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by CMG to operate these non-U.S. contact centers are denominated in Canadian dollars, India rupees or Philippine pesos, which represents a foreign exchange exposure to the Company.

The Canadian dollar (CAD) strengthened to an average of $1.32 per U.S. dollar for the first quarter of 2004 compared to $1.52 for the first quarter of 2003. Once translated into U.S. dollars, this resulted in approximately $8 in additional operating expenses, which was partially offset by gains that resulted from the settlement and maturity of the Company’s Canadian dollar forward exchange contracts. As of March 31, 2004, the Company had the following open Canadian forward exchange contracts:

Maturing	Notional Value	Average Exchange Rate
Remainder of the First Half of 2004	CAN 89.0	$1.45
Second Half of 2004	CAN 183.5	$1.42
First Half of 2005	CAN 125.0	$1.34
Second Half of 2005	CAN 92.0	$1.34

This compares to an average hedged exchange rate of $1.53 during the first three months of 2003.

Form 10-Q Part I	Convergys Corporation

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with other members of senior management, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Sarbanes-Oxley Act) as of the end of the quarter ended March 31, 2004. Based on this review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act, as amended, is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no material changes in the Company’s internal controls or in other factors that could materially affect, or could reasonably be likely to materially affect, those controls subsequent to the date of their evaluation including any corrective actions with regard to material deficiencies and weaknesses.

Form 10-Q Part II

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of up to 10 million of its common shares. On April 2, 2003, the Board of Directors authorized the additional repurchase of up to 10 million of its common shares. The Company repurchased 13.6 million shares at a cost of $195.9 during 2003 pursuant to these authorizations. During the first quarter of 2004, no common shares were purchased as a result of these authorizations. The Company may repurchase 6.4 million additional shares pursuant to these authorizations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the first quarter of 2004.

ITEM 5. OTHER INFORMATION.

As disclosed in Note 13 of Notes to the Financial Statements, the Company announced the following subsequent events.

•	On April 27, 2004, the Company acquired 100% of the outstanding shares of Out-Smart.com Pte. Ltd. and i-Benefits Pte. Ltd.

•	On May 3, 2004, the Company acquired 100% of the outstanding shares of DigitalThink, Inc.

•	On May 4, 2004, the Company acquired 100% of the outstanding shares of WhisperWire, Inc. and announced that it signed an agreement to purchase Encore Receivables Management, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

The following is filed as an Exhibit to Part I of this Form 10-Q:

Exhibit Number

3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to Form S-3 filed on August 10, 2000, File No. 333-43404.)

3.2	Regulations of the Company. (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-53619.)

4	Rights Agreement dated November 30, 1998 between Convergys Corporation and The Fifth Third Bank. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed December 23, 1998, File No. 001-14379.)

10.1	Convergys Corporation 1998 Long-Term Incentive Plan as amended effective as of April 22, 2002. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed July 19, 2002, File No. 333-96727.)

10.2	Convergys Corporation Deferred Compensation and Option Gain Deferral Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on July 19, 2002, File No. 333-96729.)

10.3	Convergys Corporation Executive Deferred Compensation Plan as amended effective as of October 29, 2001. (Incorporated by reference to Exhibit 10.3 to the Company’s 2001 Annual Report on Form 10-K.)

10.4	Employment Agreement between the Company and James F. Orr and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.8 to the Company’s 1998 Annual Report on Form 10-K.)

10.5	Employment Agreement between the Company and Steven G. Rolls and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.10 to the Company’s 1998 Annual Report on Form 10-K.)

10.6	Employment Agreement between the Company and David F. Dougherty and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.12 to the Company’s 1998 Annual Report on Form 10-K.)

10.7	Employment Agreement between the Company and Ronald E. Schultz and November 1, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.14 to the Company’s 1998 Annual Report on Form 10-K.)

10.8	June 26, 2001 Amendment to Employment Agreement between the Company and Ronald E. Schultz. (Incorporated by reference to Exhibit 10.10 to the Company’s 2001 Annual Report on Form 10-K.)

10.9	Employment Agreement between the Company and Earl C. Shanks. (Incorporated by reference to Exhibit 10.9 to the Company’s 2003 Annual Report on Form 10-K.)

10.10	Employment Agreement between the Company and William H. Hawkins II. (Incorporated by reference to Exhibit 10.10 to the Company’s 2003 Annual Report on Form 10-K.)

10.11	Convergys Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10.10 to the Company’s 2000 Annual Report on Form 10-K.)

10.12	Convergys Corporation Employee Stock Purchase Plan. (Incorporated by reference to Appendix IV of the Company’s proxy statement on Schedule 14A filed on March 12, 2004.)

10.13	$325,000,000 Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of August 1, 2002. (Incorporated by reference to Exhibit 10.18 to the Company’s 2002 Annual Report on Form 10-K.)

10.14	Convergys Corporation Retirement and Savings Plan. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on July 19, 2002, File No. 333-96733.)

10.15	Participation Agreement between Convergys Corporation, Various Guarantors and Wachovia Development Corporation dated as of June 30, 2003. (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 12, 2003.)

10.16

Amended and Restated Lease Agreement between Wachovia Development Corporation and Convergys Corporation as of June 30, 2003. (Incorporated by reference to Exhibit 10.2 to Form

10-Q for the quarterly period ended June 30, 2003.)

10.17	Security Agreement between Wachovia Development Corporation and Wachovia Bank, National Association and accepted and agreed to by Convergys Corporation as of June 30, 2003. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended June 30, 2003.)

10.18	Assignment and Recharacterization Agreement between Convergys Corporation, Wells Fargo Bank Northwest, National Association, Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarterly period ended June 30, 2003.)

10.19	$55,500,000 Promissory Note with General Electric Capital Assurance Company dated as of November 7, 2003. (Incorporated by reference to Exhibit 10.20 to the Company’s 2003 Annual Report on Form 10-K.)

10.20	Amended and Restated Receivables Purchase Agreement dated as of November 20, 2003. (Incorporated by reference to Exhibit 10.21 to the Company’s 2003 Annual Report on Form 10-K.)

10.21	Geneva Technology Limited Unapproved Share Option Scheme 1998. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on August 7, 2001, File No. 333-66992.)

10.22	Convergys Corporation Canadian Employee Share Plan. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on December 29, 1999, File No. 333-86137.)

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

21	Subsidiaries of the Company. (Incorporated by reference to Exhibit 21 to the Company’s 2003 Annual Report on Form 10-K.)

31.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On January 5, 2004, Convergys announced that on the December 31, 2003, it consummated the purchase of certain billing and customer care assets from ALLTEL Communications Inc.

On January 20, 2004, Convergys reported its financial results for the fourth quarter ended December 31, 2003.

On March 25, 2004, Convergys announced an agreement to acquire DigitalThink.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation

Date: May 7, 2004	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer