Form 10-Q
period 2004-06-30
CONVERGYS CORP
filed 2004-08-09
CIK 1062047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

At July 31, 2004, 174,777,587 Common Shares were outstanding, of which 32,233,157 were held in Treasury (142,544,430 Common Shares in the open market).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1934). Yes ☒ No ☐

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Amounts in Millions, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$601.7	$563.2	$1,175.6	$1,123.6
Costs and Expenses
Cost of providing services and products sold	377.3	322.6	728.7	646.2
Selling, general and administrative	125.2	115.0	242.2	228.4
Research and development costs	19.1	23.5	37.6	46.7
Depreciation	28.5	27.2	56.0	55.2
Amortization	5.4	3.9	10.0	7.6

Total costs and expenses	555.5	492.2	1,074.5	984.1

Operating Income	46.2	71.0	101.1	139.5
Equity in Earnings (Losses) of Cellular Partnerships	1.7	(1.3)	1.6	(11.2)
Other Income (Expense), net	(0.5)	(0.3)	(2.2)	(2.0)
Interest Expense	(2.0)	(1.7)	(3.7)	(3.2)

Income Before Income Taxes	45.4	67.7	96.8	123.1
Income Taxes	16.7	24.9	35.6	45.4

Net Income	$28.7	$42.8	$61.2	$77.7

Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	$(1.6)	$7.4	$(2.4)	$13.8
Unrealized gains (losses) on cash flow hedging	(10.1)	14.1	(13.7)	19.2

Total other comprehensive income (loss)	(11.7)	21.5	(16.1)	33.0

Comprehensive Income	$17.0	$64.3	$45.1	$110.7

Earnings Per Common Share
Basic	$0.20	$0.29	$0.43	$0.52

Diluted	$0.20	$0.29	$0.42	$0.51

Average Common Shares Outstanding
Basic	142.1	145.3	142.1	149.6
Diluted	146.3	148.5	145.8	152.4

See Notes to Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Millions)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$56.2	$37.2
Receivables, less allowances of $25.2 and $20.4	333.6	298.1
Deferred income tax benefits	5.3	23.0
Prepaid expenses and other current assets	51.5	61.2

Total current assets	446.6	419.5
Property and equipment - net	393.1	363.8
Goodwill - net	835.8	726.3
Other intangibles - net	66.3	45.0
Investment in Cellular Partnerships	43.7	47.2
Deferred charges	151.9	153.5
Other assets	72.2	54.9

Total Assets	$2,009.6	$1,810.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt maturing within one year	$256.1	$76.0
Payables and other current liabilities	470.6	466.7

Total current liabilities	726.7	542.7
Long-term debt	56.1	58.8
Other long-term liabilities	36.2	65.2

Total liabilities	819.0	666.7

Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized	—	—
Common shares – without par value, 500.0 authorized; 174.8 and 174.6 issued and outstanding	847.7	839.4
Treasury shares – 31.8 shares in 2004 and 31.4 in 2003	(553.3)	(547.0)
Retained earnings	896.6	835.4
Accumulated other comprehensive income (loss)	(0.4)	15.7

Total shareholders’ equity	1,190.6	1,143.5

Total Liabilities and Shareholders’ Equity	$2,009.6	$1,810.2

See Notes to Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Millions)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$61.2	$77.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.0	62.8
Deferred income tax expense	16.7	1.0
Cellular Partnerships losses (earnings) in excess of distributions	(1.4)	11.6
Income tax benefit from stock option exercises	0.2	0.7
Stock compensation expense	6.8	6.0
Proceeds from receivables securitization, net	15.0	—
Changes in assets and liabilities, net of effects from acquisitions:
Increase in receivables	(37.4)	(2.9)
Increase in other current assets	(7.6)	(2.8)
Decrease (increase) in deferred charges	1.6	(36.8)
Decrease (increase ) in other assets	(2.7)	3.1
Increase (decrease) in payables and other current liabilities	(14.8)	38.3
Other, net	(2.6)	(2.8)

Net cash provided by operating activities	101.0	155.9

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(71.8)	(47.0)
Investment in Cellular Partnerships	—	(14.7)
Return of capital from Cellular Partnerships	4.9	—
Acquisitions, net of cash acquired	(188.6)	(3.5)

Net cash used in investing activities	(255.5)	(65.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of debt, net	176.7	115.9
Purchase of treasury shares	(4.5)	(187.1)
Issuance of common shares	1.3	2.4

Net cash provided by (used in) financing activities	173.5	(68.8)

Net increase in cash and cash equivalents	19.0	21.9
Cash and cash equivalents at beginning of period	37.2	12.2

Cash and cash equivalents at end of period	$56.2	$34.1

See Notes to Financial Statements.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(1)	BACKGROUND AND BASIS OF PRESENTATION

Convergys Corporation (the Company or Convergys) is a global leader in the provision of outsourced customer management, employee care and integrated billing software services. The Company was spun off from its former parent company, Cincinnati Bell Inc. (CBI), in 1998. Convergys focuses on developing long-term strategic relationships with clients in employee- and customer-intensive industries including communications, technology and financial services as well as governmental agencies. The Company has two reporting segments: (i) the Customer Management Group (CMG), which provides outsourced marketing, customer support services, accounts receivable management and employee care services; and (ii) the Information Management Group (IMG), which provides outsourced billing and information services and software. The Company has developed a base of recurring revenues by providing value-added billing and customer management and employee care solutions for its clients, generally under long-term contracts.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. The December 31, 2003 condensed balance sheet has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. It is suggested that these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the period ended December 31, 2003. Certain prior period amounts have been reclassified to conform to current period presentation.

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

In May 2004, the Company acquired 100% of the outstanding shares of Encore Receivable Management, Inc. (Encore), a Kansas-based provider of accounts receivable management and collection services. This transaction provides CMG entry into the accounts receivable management market and the ability to expand its business process outsourcing capabilities. The purchase price was $53, subject to final purchase price adjustments. Up to $14 in additional earn-out payments is possible based on future operating performance.

During May 2004, the Company also acquired 100% of the outstanding shares of DigitalThink, Inc. (NASDAQ: DTHK), a custom e-learning company. DigitalThink’s solutions include consulting services, simulations, customer online course development and a scalable platform for on-demand course delivery. With this acquisition, Convergys will be able to provide its clients customized, on-demand courses; expand its capabilities in the HR Business Process Outsourcing market to meet the needs of large global organizations for full service learning solutions including consulting and course design, development, delivery, and administration; and support its employee care and customer management clients more efficiently by accelerating the effectiveness of customer support teams through on-the-job training for client programs. Convergys paid approximately $131 for the purchase, including transaction costs.

Additionally, in May 2004, the Company acquired 100% of the outstanding shares of WhisperWire, Inc., a provider of industry-specific sales effectiveness software. WhisperWire’s PowerSeller software complements Convergys’ Infinys® business support system (BSS) for ordering, billing and customer care for converged voice, data and video services. The acquisition enables Convergys to offer communication providers a complete solution to more effectively drive their sales process from lead-to-cash. In April 2004, the Company acquired 100% of the outstanding shares of two Singapore-based companies, Out-Smart.com Pte. Ltd. and i-Benefits Pte. Ltd., in order to expand its outsourcing capabilities. Both companies provide a range of human resource and benefits services to companies in the Asian Pacific region. The combined purchase price of these three acquisitions was approximately $21.

The following is a summary of the preliminary purchase price allocation related to the acquisitions made by the Company during the second quarter of 2004:

Total purchase price, less $16.1 in acquired cash	$188.6
Allocation:
Accounts receivable and other current assets	$14.6
Tangible assets	12.6
Acquired software	9.0
Customer contracts, relationships	25.4
Non-compete agreements	2.5
Goodwill	110.6
Deferred taxes, net	39.3
Other assets	0.3
Current liabilities	(24.6)
Long-term liabilities	(1.1)

On December 31, 2003, the Company acquired certain billing and customer care assets from ALLTEL Communications Inc., a subsidiary of ALLTEL Corporation (ALLTEL), for $37.0. Additional earn-out payments up to $7.9 are possible based on future performance. As part of the acquisition, Convergys began providing billing services to more than 10.5 million additional wireless and wireline subscribers, and added several new companies to its list of billing clients including Cingular, Centennial Communications and Commonwealth Telephone.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

In February 2003, the Company acquired Cygent, Inc. (Cygent), a software provider of a Web-based customer, order and service management platform for the communications industry. The purchase price was $3.5. Cygent was acquired in order to expand the Company’s offering to the global communications marketplace, especially in the wireline market.

(4)	BUSINESS RESTRUCTURING AND ASSET IMPAIRMENT

As discussed more fully in the “Business Restructuring and Asset Impairment” section of the Notes to Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company announced a restructuring plan during the fourth quarter of 2002 in response to continued economic weakness. The restructuring plan includes a reduction in headcount affecting professional and administrative employees worldwide and the consolidation or closure of certain CMG and IMG facilities. The restructuring plan resulted in $26.0 of severance costs, $49.5 of facility abandonment costs associated with ongoing lease obligations and $6.7 of asset impairments for the disposal of leasehold improvements and equipment for the facilities that the Company had abandoned by the end of 2002. Additionally, the Company recorded $12.7 in asset impairments, consisting principally of purchased software that was not deployed or further marketed.

During the fourth quarter of 2002, CMG also recorded $12.8 of additional facility abandonment costs associated with the contact centers that were closed in connection with the restructuring plan initiated by CMG during the third quarter of 2001. Based on its limited success in subleasing these facilities and after further consultation with its real estate advisors, CMG revised its estimate related to the proceeds it expects to receive through the sublease of these facilities, which resulted in this additional restructuring charge.

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

These actions are expected to result in cash costs of $89.0, of which the Company had spent $40.6 through the first half of 2004 related principally to facility abandonment costs and severance payments. These initiatives resulted in approximately 1,350 headcount reductions compared with the 1,050 that were originally planned. Despite the higher number of redundancies, the average severance payment per employee was lower due to a lower mix of redundancies of higher paid employees. The remaining facility abandonment costs will be paid over several years as the leases expire.

Restructuring liability activity for the 2002 and 2001 plans combined consisted of the following:

	2004	2003
Balance at January 1	$60.6	$89.6
Severance payments	(4.4)	(12.7)
Lease termination payments	(8.5)	(5.2)
Other	0.7	1.0

Balance at June 30	$48.4	$72.7

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company is required to test goodwill for impairment annually and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The Company performed its annual impairment tests during the fourth quarter of 2003 and concluded that no goodwill impairment existed.

Goodwill increased to $835.8 at June 30, 2004, from $726.3 at December 31, 2003, principally as a result of business combinations discussed in Note 3, partially offset by changes in foreign currency translation adjustments.

As of June 30, 2004, the Company’s other intangible assets acquired through business combinations consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$40.8	$(25.6)	$15.2
Contracts and other intangibles	124.8	(58.5)	66.3

Total	$165.6	$(84.1)	$81.5

Intangible amortization expense for the six-month periods ended June 30, 2004 and June 30, 2003 was $10.0 and $7.6, and is estimated to be approximately $21 for the year ending December 31, 2004. Estimated intangible amortization expense for the four subsequent fiscal years is as follows:

For the year ended 12/31/05	$20
For the year ended 12/31/06	$9
For the year ended 12/31/07	$7
For the year ended 12/31/08	$7
Thereafter	$27

The intangible assets are being amortized using the following amortizable lives: two to seven years for software and two to ten years for contracts and other. The weighted average amortization period for intangible assets is eight years (six years for software, nine years for contracts and other).

(6)	SHAREHOLDERS’ EQUITY

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of 10 million of its common shares. On April 2, 2003, the Company’s Board of Directors authorized the additional repurchase of up to 10 million of its common shares. The Company repurchased 13.6 million common shares at a cost of $191.9 during 2003 pursuant to these authorizations. During the second quarter of 2004, the Company purchased an additional 0.4 million common shares for a cost of $6.3. Due to timing, $1.8 was settled in early July and, therefore, is reflected as an other current liability as of June 30, 2004. During July 2004, the Company purchased an additional 0.4 million shares for a cost of $5.8. The Company may repurchase 5.6 million additional shares pursuant to these authorizations.

(7)	STOCK-BASED COMPENSATION PLANS

At June 30, 2004, the Company had authorized 38 million common shares for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan (Convergys LTIP), as amended. The Convergys LTIP provides for the issuance of stock-based awards to certain employees. Convergys accounts for its stock-based compensation plan under the intrinsic value method of accounting as defined by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

Pursuant to the plan, the Company granted restricted stock awards that generally vest over terms of three to five years. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances.

The Company also granted stock options with exercise prices that were no less than market value of the stock at the grant date, had a ten-year term and vesting terms of three to four years.

Since early 2004, the Company issued no stock options to employees or directors. Instead, the Company began granting certain employees and directors restricted stock units. Unlike restricted stock awards discussed above, a holder of restricted stock units is not entitled to dividend and voting rights. Under the terms of the awards, the restrictions lapse over a period of 3 to 6 years and, in certain cases, are subject to performance measures. The Company first granted 1.7 million restricted stock units in April 2004.

The Company’s operating results for the three- and six-month periods ended June 30, 2004 and June 30, 2003 reflect the recognition of $4.3 and $6.8, and $3.0 and $6.0, respectively, in compensation expense.

The effect on net income and earnings per share, if the Company had accounted for stock options under the fair value method of accounting under SFAS No. 123, as amended by SFAS No. 148, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in millions	2004	2003	2004	2003
Net income, as reported	$28.7	$42.8	$61.2	$77.7
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.4)	(7.0)	(4.8)	(20.6)

Pro forma net income	$26.3	$35.8	$56.4	$57.1
Earnings per share:
Basic - as reported	$0.20	$0.29	$0.43	$0.52
Basic - pro forma	$0.19	$0.24	$0.40	$0.38
Diluted - as reported	$0.20	$0.29	$0.42	$0.51
Diluted - pro forma	$0.18	$0.24	$0.39	$0.38

The weighted average fair value on the date of grant for the Convergys options granted during the six months ended June 30, 2004 and June 30, 2003 was $7.48 and $4.92, respectively. Such amounts were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30,
	2004	2003
Expected volatility	45.7%	50.6%
Risk free interest rate	3.0%	2.3%
Expected holding period, in years	4	4

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(8)	EMPLOYEE BENEFIT PLANS

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

Pension cost for the cash balance plan included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost (benefits earned during the period)	$4.0	$3.4	$9.1	$9.6
Interest cost on projected benefit obligation	2.2	2.1	4.8	5.8
Expected return on plan assets	(4.5)	(2.7)	(9.2)	(7.7)
Amortization and deferrals—net	0.3	0.1	0.1	0.2

Pension cost	$2.0	$2.8	$4.8	$7.9

Pension cost for the unfunded executive pension plans included the following components:

	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Service cost (benefits earned during the period)	$1.0	$1.2	$2.5	$2.4
Interest cost on projected benefit obligation	0.9	1.3	2.5	2.6
Amortization and deferrals—net	0.3	—	0.8	0.1

Pension cost	$2.2	$2.5	$5.8	$5.1

The Company expects to contribute less than $0.5 to its cash balance plan during 2004 to fund non-qualified pension distributions.

(9)	SIGNIFICANT CUSTOMERS

Both of the Company’s segments derive significant revenues from AT&T Wireless Services, Inc. (AT&T Wireless).

Revenues from AT&T Wireless were 19.9% and 20.6% of the Company’s consolidated revenues for the six-month periods ended June 30, 2004 and June 30, 2003, respectively. Related accounts receivable from AT&T Wireless totaled $83.7 and $90.9 at June 30, 2004 and December 31, 2003, respectively.

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

Although not specified in the complaint, the Company believes the claimants are seeking damages of approximately $15. The Employment Tribunal had scheduled a hearing for June 2004 to hear evidence from all parties and then determine whether the Company is correctly named as a defendant to this action. However, the Employment Tribunal delayed this hearing indefinitely. The Company is defending the case vigorously and intends to continue to do so. In the event of an adverse judgment, the Company believes that the results of the claim would not have a materially adverse effect on the Company’s financial condition.

From December 2003 through February 2004, six separate lawsuits were filed in the Court of Common Pleas, Cuyahoga County, Ohio, against Cincinnati SMSA Limited Partnership and other defendants. Convergys is a limited partner of Cincinnati SMSA Limited Partnership, with a 45% ownership interest. Five of the suits were filed by companies purporting to be resellers (the “Resellers Cases”), while the sixth was filed by an individual consumer purporting to represent a class of damaged consumers (the “Consumer Case”). Each of the Reseller Cases seeks damages ranging from $1 to $3 plus treble damages under Ohio law. The Consumer Case seeks damages in excess of $60 plus treble damages under Ohio law. Motions to dismiss all of the lawsuits are pending.

Pursuant to the partnership agreement, Convergys, as a limited partner, has no right to participate in the operation of the partnership, no right to direct or participate in the defense of these actions and, therefore, has no current ability to assess the merit of any claims made in these actions or identify any possible loss which could result from these claims against the partnership.

The Company leases certain equipment and facilities used in its operations under operating leases. This includes the Company’s office complex in Orlando, Florida, which is leased from Wachovia Development Corporation (Lessor), a wholly owned subsidiary of Wachovia Corporation, under an agreement that expires in June 2010. The Lessor acquired the complex from an unrelated third party for $65.0, its appraised value, and began leasing it to the Company in June 2003. The Lessor partially funded the purchase of the office complex with the issuance of $55.0 in notes sold to two non-affiliated institutional investors. The remaining $10.0 was funded through a combination of bank debt and equity. The Company’s monthly lease payments include a fixed and variable component.

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

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2004	2003	2004	2003
Revenues:
CMG	$417.8	$368.6	$808.7	$732.3
IMG	183.9	195.7	366.9	393.5
Less: intersegment	—	(1.1)	—	(2.2)

	$601.7	$563.2	$1,175.6	$1,123.6

Depreciation:
CMG	$18.0	$17.9	$35.4	$36.3
IMG	8.1	7.7	15.8	15.5
Corporate	2.4	1.6	4.8	3.4

	$28.5	$27.2	$56.0	$55.2

Amortization:
CMG	$2.8	$2.2	$5.0	$4.4
IMG	2.6	1.7	5.0	3.2

	$5.4	$3.9	$10.0	$7.6

Operating Income (Loss):
CMG	$29.7	$43.8	$61.2	$86.8
IMG	20.9	29.1	45.4	57.3
Corporate	(4.4)	(1.9)	(5.5)	(4.6)

	$46.2	$71.0	$101.1	$139.5

Capital Expenditures:
CMG	$17.5	$14.2	$30.9	$27.0
IMG	12.6	5.0	19.6	9.7
Corporate	5.4	7.0	21.3	10.3

	$35.5	$26.2	$71.8	$47.0

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

	At June 30, 2004	At Dec. 31, 2003
Goodwill:
CMG	$655.3	$551.5
IMG	180.5	174.8

	$835.8	$726.3

(12)	EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Three Months Ended June 30,	Net Income	Shares	Per Share Amount
2004
Basic EPS	$28.7	142.1	$0.20

Effect of dilutive securities:
Stock-based compensation arrangements	—	4.2	—

Diluted EPS	$28.7	146.3	$0.20

Six Months Ended June 30,	Net Income	Shares	Per Share Amount
2004
Basic EPS	$61.2	142.1	$0.43
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.7	(0.01)

Diluted EPS	$61.2	145.8	$0.42

Three Months Ended June 30,
2003
Basic EPS	$42.8	145.3	$0.29
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.2	—

Diluted EPS	$42.8	148.5	$0.29

Six Months Ended June 30,
2003
Basic EPS	$77.7	149.6	$0.52
Effect of dilutive securities:
Stock-based compensation arrangements	—	2.8	(0.01)

Diluted EPS	$77.7	152.4	$0.51

The diluted EPS calculation for the six months ended June 30, 2004 and June 30, 2003 excludes the effect of 14.7 million and 13.3 million outstanding stock options, respectively, because they are anti-dilutive.

Form 10-Q Part I	Convergys Corporation

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

OVERVIEW

Convergys Corporation (the Company or Convergys) is a global leader in the provision of outsourced customer management, employee care and integrated billing software services. The Company was spun off from its former parent company, Cincinnati Bell Inc. (CBI) in 1998. Convergys focuses on developing long-term strategic relationships with clients in employee- and customer-intensive industries including communications, technology and financial services as well as governmental agencies. The Company has two reporting segments: (i) the Customer Management Group (CMG), which provides outsourced marketing, customer support services, accounts receivable management and employee care services; and (ii) the Information Management Group (IMG), which provides outsourced billing and information services and software.

CMG

CMG provides outsourced customer management and employee care services for its clients utilizing advanced information systems capabilities, human resource management skills and industry expertise. In its multi-channel contact centers, CMG service agents provide a full range of customer support and employee care services including initial product information requests, customer retention initiatives, technical support inquiries for consumers and business customers, accounts receivable management, staffing, benefits administration, payroll administration and general human resource and administration services.

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

During the second quarter of 2004, CMG made some strategic investments to expand its service offerings and enhance its competitive position. In addition to its ongoing investment in offshore capacity and employee care operations, CMG expanded its service offering and market presence through acquisitions. CMG entered the accounts receivable management market and expanded its business process outsourcing capabilities with the acquisition of Encore Receivable Management, Inc. (Encore). It expanded its learning outsourcing services to include innovative content development and delivery services through its acquisition of DigitalThink, Inc. (DigitalThink). Finally, it expanded its global payroll and benefits outsourcing capabilities with the acquisition of two companies in Singapore: Out-Smart.com Pte. Ltd. (Out-Smart.com) and i-Benefits Pte. Ltd. (i-Benefits).

The Company expects that growth of outsourced customer management and employee care services will be driven by the trend of large companies and governmental agencies turning to outsourcers to provide cost-effective, high quality customer support and employee care solutions. Additionally, the Company also believes that the expansion of offshore capacity, which provides customer management clients with lower costs and a highly educated labor force, will drive growth in the industry.

However, despite this growing demand, CMG’s operating margins in the near term will continue to be challenged as pricing pressure intensifies and as it continues to invest in its employee care operations and offshore customer contact center capacity. Additionally, margins will continue to be negatively impacted by a weakened U.S. dollar.

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

In the first half of 2004, 52.7% of IMG’s revenues were for data processing services generated from recurring monthly payments from its clients based upon the number of client subscribers or bills processed by IMG in its data centers. Most of IMG’s wireless data processing agreements, which are typically for multiple years, are priced on a monthly, per subscriber or per event basis. Professional and consulting services for installation, implementation, customization and enhancement services accounted for 14.4% of IMG’s first half 2004 revenues. The Company invoices its clients for these services based on time and material costs at contractually agreed upon rates or, in some instances, for a fixed fee. IMG’s remaining revenues were primarily from software license arrangements and international sales. International revenues consist of a mix of professional and consulting, license and support and maintenance revenues.

Over the last few years, the communications industry has experienced one of the most difficult periods in its history. Communications companies have focused their attention on cost reduction and margin improvement, with lower investment in billing information systems. This has had an adverse impact on IMG’s revenues and operating margin. However, the Company believes that the sector is showing signs of improvement. As communications companies continue to expand their service offerings, the requirements of billing information systems are becoming increasingly complex. In order to remain competitive, the Company believes that many communications companies are turning to third-party vendors, such as Convergys, for their billing information system needs.

In order to meet this demand, Convergys continues to invest in research and development of new products. During 2003, the Company introduced Infinys, its modular and convergent business support system software. Infinys enables communications companies or operators to accelerate the delivery of new services for a wide range of offerings including voice, video and data services. In addition, during the second quarter of 2004, the Company acquired WhisperWire, Inc. (WhisperWire), a provider of industry-specific sales effectiveness software. The Company believes that the acquired software, PowerSeller, closely complements Infinys and enables the Company to offer communications providers a complete solution to drive their sales process more effectively from the original lead-to-cash generation.

However, despite signs of improvement in the communications sector, IMG expects that it will continue to be challenged by pricing pressure, moderate subscriber growth by leading North American wireless carriers and consolidation in the sector.

The Company believes that its financial structure and condition are solid. At June 30, 2004, total capitalization was $1,502.8, consisting of $312.2 of short-term and long-term debt and $1,190.6 of equity. Although the Company has occasionally used its various borrowing facilities to help fund its investing and financing activities, cash flows from operating activities have been the major source of funding.

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

Consolidated Overview

Three Months Ended June 30, 2004 versus Three Months Ended June 30, 2003

The Company’s revenues for the second quarter of 2004 totaled $601.7, a 7% increase from the second quarter of 2003. The revenue increase is attributable to a 13% increase in CMG revenues, partially offset by a 5% decrease at IMG. The Company’s operating income was $46.2 in the second quarter of 2004 versus $71.0 in the prior year. This 35% decrease reflects the impact of pricing pressure, as well as increased costs of providing services, selling, general and administrative expenses and amortization expenses. In addition, the decrease in operating income reflects increased stock compensation expense resulting from restricted stock units awarded to employees in April 2004 pursuant to the Company’s long-term incentive plan. Partially offsetting these items were lower research and development costs.

As a percentage of revenues, costs of products and services increased to 62.7% from 57.3% in the prior year. This reflects the impact of pricing changes affecting both segments as well as increased costs incurred in connection with the ramp of new CMG clients. This was partially offset by increased utilization of CMG’s offshore contact centers, reflecting client demand, as well as savings realized through restructuring and other cost reduction initiatives. The 9% increase in selling, general and administrative expenses to $125.2 was principally due to further expansion in CMG’s employee care operations. Amortization expense increased 38% to $5.4 reflecting intangible assets acquired in connection with recent business combinations. Research and development expenses decreased 19% to $19.1 as a result of lower spending at IMG.

During the second quarter of 2004, the Company recorded equity income in the Cellular Partnerships of $1.7 compared with an equity loss of $1.3 in the prior year. Interest expense was slightly higher compared to the prior year, reflecting higher levels of debt and slightly higher average interest rates. The Company’s effective tax rate was 36.8% for the three months ended June 30, 2004 and 2003.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Net income in the second quarter of 2004 was $28.7, a 33% decrease from $42.8 in the second quarter of 2003. Earnings per diluted share decreased to $0.20 for the second quarter of 2004 versus $0.29 during the second quarter of 2003.

Six Months Ended June 30, 2004 versus Six Months Ended June 30, 2003

The Company’s revenues for the first half of 2004 totaled $1,175.6, a 5% increase from the first half of 2003. The revenue increase is attributable to a 10% increase in CMG revenues, partially offset by a 6% decrease at IMG. The Company’s operating income was $101.1 in the first six months of 2004 versus $139.5 in the prior year. This 28% decrease reflects the impact of pricing pressure, increased costs of providing services and selling, general and administrative expenses and amortization expenses. Partially offsetting these items were lower research and development costs.

As a percentage of revenues, costs of products and services increased to 62.0% from 57.5% in the prior year. This reflects the impact of pricing pressure impacting both segments as well as increased costs incurred in connection with the ramp of new CMG clients. This was partially offset by increased utilization of CMG’s offshore contact centers, reflecting client demand, as well as savings realized through restructuring and other cost reduction initiatives. The increase in selling, general and administrative expenses reflects further expansion in CMG’s employee care and offshore contact center operations. Amortization expense increased 32% to $10.0 reflecting intangible assets acquired in connection with recent business combinations. Research and development expenses decreased as a result of lower spending at IMG.

During the first half of 2004, the Company recorded equity income from the Cellular Partnerships of $1.6 compared to an equity loss of $11.2 in the prior year. During the first quarter of 2003, the general partner of Cincinnati SMSA Limited Partnership, a provider of wireless communications of which the Company owns 45%, settled a lawsuit against the partnership for $22.0. The Company’s share of this loss was $9.9, which it recorded as a loss from its equity investment in the partnership.

Interest expense was slightly higher compared to the prior year reflecting higher levels of debt. The Company’s effective tax rate was 36.8% for the six months ended June 30, 2004, versus 36.9% during the six months ended June 30, 2003.

Compared to prior year, net income in the first six months of 2004 decreased 21% to $61.2, while diluted earnings per share decreased 18% to $0.42. The fluctuation in earnings per share reflects, in part, 6.6 million fewer diluted weighted average shares outstanding for the six months ended June 30, 2004 over June 30, 2003 due to common share repurchases in 2003, as well as the 0.4 million shares repurchased during the second quarter of 2004. The first half of 2003 also included the $9.9 ($6.4 after tax or $0.04 per diluted share) equity loss resulting from the partnership settlement in the first quarter of 2003.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

CUSTOMER MANAGEMENT

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Millions)	2004	2003	Change	%	2004	2003	Change	%
Revenues:
Communications	$241.8	$227.6	$14.2	6	$474.9	$460.2	$14.7	3
Technology	41.0	41.9	(0.9)	(2)	80.2	89.7	(9.5)	(11)
Financial services	44.9	33.0	11.9	36	81.2	62.6	18.6	30
Other	90.1	66.1	24.0	36	172.4	119.8	52.6	44

Total revenues	417.8	368.6	49.2	13	808.7	732.3	76.4	10
Costs of products and services	276.4	230.6	45.8	20	532.5	456.3	76.2	17
Selling, general and administrative expenses	88.8	72.6	16.2	22	170.4	145.7	24.7	17
Research and development costs	2.1	1.5	0.6	40	4.2	2.8	1.4	50
Depreciation	18.0	17.9	0.1	1	35.4	36.3	(0.9)	(2)
Amortization	2.8	2.2	0.6	27	5.0	4.4	0.6	14

Total costs	388.1	324.8	63.3	19	747.5	645.5	102.0	16

Operating income	$29.7	$43.8	$(14.1)	(32)	$61.2	$86.8	$(25.6)	(29)

Three Months Ended June 30, 2004 versus Three Months Ended June 30, 2003

Revenues

Convergys CMG’s revenues were $417.8, a 13% increase from the second quarter of 2003. This reflects outsourcing services provided to several large clients, as described below in more detail. $12.1 of the increase is attributable to the business combinations made by CMG during the second quarter of 2004. In addition, the growing demand for global sourcing also contributed to this increase. This was partially offset by the impact of pricing changes, as well as lower spending by other clients.

Revenues from communications clients were $241.8 during the second quarter of 2004, an increase of 6% compared to prior year. This reflects outsourcing services provided to IBM in connection with its contract with Sprint, as well as a 15% increase in revenues from CMG’s largest wireless client. This was partially offset by a 46% reduction in spending by CMG’s largest wireline client. Technology service revenues decreased 2% to $41.0 compared to prior year, reflecting reduced spending by two of CMG’s information technology equipment clients, offset by higher revenues from CMG’s largest Internet client and software client. Revenues from financial service clients increased 36% to $44.9, reflecting revenues from clients acquired in connection with the acquisition of Encore, as well as an increase in volume from three of CMG’s largest clients in the financial services sector. Other revenues of $90.1 increased 36% compared to 2003, reflecting revenues generated from the United States Postal Service, the State of Florida and a pharmaceutical client.

Costs and Expenses

CMG’s costs of products and services increased 20% from the second quarter of 2003 to $276.4, reflecting, in part, the higher volume of revenues and the result of the business combinations made by CMG during the second quarter of 2004. As a percentage of revenues, cost of providing services increased to 66.2% compared to 62.6%, reflecting increased costs incurred in connection with the ramp of new clients, the impact of pricing pressure and higher expenses resulting from the negative impact of a weakened U.S. versus Canadian dollar. This was partially offset by increased utilization of CMG’s offshore contact centers.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Selling, general and administrative expenses were $88.8 in the second quarter of 2004, a 22% increase compared to the prior year. This reflects approximately $8 in additional investment in CMG’s employee care operations; selling, general and administrative expenses incurred by the operations acquired by CMG during the second quarter; and costs incurred in connection with CMG’s expansion of its offshore facilities.

CMG’s research and development expenses increased 40% to $2.1 from the second quarter of 2003, reflecting an increase in software development, principally in the area of its speech recognition platform. Depreciation expense increased slightly to $18.0, reflecting CMG’s investment in offshore contact centers as well as tangible assets acquired in connection with the business combinations, partially offset by savings from restructuring initiatives. Amortization expense increased 27% to $2.8, reflecting intangible assets acquired in connection with the business combinations.

Operating Income

As a result of the foregoing, CMG’s 2004 operating income and margin decreased to $29.7 and 7.1%, down from $43.8 and 11.9% in the second quarter of 2003, respectively.

Six Months Ended June 30, 2004 versus Six Months Ended June 30, 2003

Revenues

Convergys CMG’s revenues were $808.7, a 10% increase from the first half of 2003. This reflects increased revenues from several clients as described below in more detail. This was partially offset by the impact of pricing changes, as well as lower spending by other clients.

Revenues from communications clients were $474.9 during the first six months of 2004, an increase of 3% compared to prior year. This reflects revenues from the IBM/Sprint arrangement, as well as a 17% increase in revenues from CMG’s largest wireless client. This was partially offset by a 43% reduction in spending by CMG’s largest wireline client. Technology service revenues decreased 11% to $80.2 compared to prior year, reflecting reduced spending by two of CMG’s information technology equipment clients, offset by higher revenues from CMG’s largest Internet and software client. Revenues from financial service clients increased 30% to $81.2, reflecting an increase in volume from three of CMG’s largest clients in the financial services sector and the impact of CMG’s acquisition of Encore. Other revenues were $172.4, an increase of 44% compared to prior year. This resulted from revenues generated from the United States Postal Service, the State of Florida as well as a pharmaceutical client.

Costs and Expenses

The 17% increase in CMG’s costs of products and services of $532.5, reflects in part, the higher volume of revenues. As a percentage of revenues, cost of providing services increased to 65.8% compared to 62.3%, reflecting the impact of pricing pressure, increased costs incurred in connection with the ramp of new clients and higher expenses resulting from the negative impact of a weakened U.S. versus Canadian dollar. This was partially offset by increased utilization of CMG’s offshore contact centers.

Selling, general and administrative expenses were $170.4 in the first six months of 2004, a 17% increase compared to the prior year, reflecting approximately $14 of further investment in CMG’s employee care operations and additional start-up costs associated with CMG’s expansion of its offshore facilities.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

CMG’s research and development expenses were $4.2 compared with $2.8 from the first six months of 2003, reflecting increased software development costs, principally in the area of its speech recognition platform. Depreciation expense decreased 2% during the first half of 2004, reflecting savings realized through restructuring initiatives, partially offset by additional depreciation resulting from CMG’s investment in its offshore contact centers. Amortization expense increased 14% to $5.0, reflecting intangible assets acquired in connection with recent business combinations.

Operating Income

As a result of the foregoing, CMG’s year-to-date 2004 operating income and margin decreased to $61.2 and 7.6%, down from $86.8 and 11.9% in the first half of 2003, respectively.

INFORMATION MANAGEMENT

(Dollars in Millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2003	Change	%	2004	2003	Change	%
Revenues:
Data processing	$94.6	$111.7	$(17.1)	(15)	$193.5	$230.6	$(37.1)	(16)
Professional and consulting	24.2	26.6	(2.4)	(9)	52.9	53.4	(0.5)	(1)
License and other	21.5	15.4	6.1	40	39.1	29.0	10.1	35
International	43.6	40.9	2.7	7	81.4	78.3	3.1	4

External revenues	183.9	194.6	(10.7)	(5)	366.9	391.3	(24.4)	(6)
Intercompany services	—	1.1	(1.1)	—	—	2.2	(2.2)	—

Total revenues	183.9	195.7	(11.8)	(6)	366.9	393.5	(26.6)	(7)
Costs of products and services	101.3	94.2	7.1	8	196.7	193.2	3.5	2
Selling, general and administrative expenses	34.5	41.0	(6.5)	(16)	71.1	80.4	(9.3)	(12)
Research and development costs	16.5	22.0	(5.5)	(25)	32.9	43.9	(11.0)	(25)
Depreciation	8.1	7.7	0.4	5	15.8	15.5	0.3	2
Amortization	2.6	1.7	0.9	53	5.0	3.2	1.8	56

Total costs	163.0	166.6	(3.6)	(2)	321.5	336.2	(14.7)	(4)

Operating income	$20.9	$29.1	$(8.2)	(28)	$45.4	$57.3	$(11.9)	(21)

Three Months Ended June 30, 2004 versus Three Months Ended June 30, 2003

Revenues

Convergys IMG’s external revenues decreased 5% to $183.9 in the second quarter of 2004 from $194.6 in the same period last year. Data processing revenues of $94.6 decreased 15% from the prior year. This decrease reflects lower average wireless subscriber processing rates, the transition of Verizon subscribers from Convergys’ billing system during the second quarter of 2003 and lower volumes from IMG’s largest wireline client. Additionally, the decrease reflects the discontinuance of bill finishing services provided to a wireless client that had minimal impact on the operating margin. This was partially offset by data processing revenues resulting from IMG’s acquisition of certain billing assets from ALLTEL (ALLTEL Acquisition) in the fourth quarter of 2003, the ramp of a new wireless client and a 7% increase in wireless subscribers for the clients the Company supports.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Professional and consulting revenues of $24.2 decreased 9% from the prior year. This reflects lower spending from various wireless clients including Sprint PCS, partially offset by revenues generated as a result of the ALLTEL Acquisition. License and other revenues increased 40% to $21.5 from the prior year. This increase reflects a new license arrangement with a large North American wireless provider and expanded relationships with several of Convergys’ cable and wireless clients. International revenues of $43.6 increased 7% from the second quarter of 2003. This increase was due to revenues generated from new or expanded license arrangements with several clients as well as the favorable impact of foreign exchange fluctuation. This was partially offset by lower revenues resulting from the previous suspension of a system implementation by a European wireless client.

Costs and Expenses

IMG’s costs of products and services increased 8% to $101.3 in the second quarter of 2004 from the second quarter of 2003. As a percentage of external revenues, costs of products and services increased to 55.1% in the second quarter of 2004 compared with 48.4% in the prior year. This reflects the negative impact of lower revenues and the impact of annual salary and wage increases, partially offset by savings realized through restructuring and other cost reduction initiatives. The change in costs of products and services also reflects approximately $5 in lower bill finishing costs, as well as incremental operating costs incurred as a result of the ALLTEL Acquisition.

Selling, general and administrative expenses decreased 16% to $34.5, reflecting savings realized through restructuring and other cost reduction initiatives. Research and development expenses decreased 25% to $16.5, reflecting savings resulting from the restructuring initiatives, as well as ongoing convergence of IMG’s billing platforms. Amortization expense increased 53% to $2.6, reflecting amortization of intangible assets acquired in connection with the ALLTEL Acquisition and IMG’s second quarter acquisition of WhisperWire.

Operating Margin

As a result of the foregoing, operating income and operating margin decreased to $20.9 and 11.4% from $29.1 and 15.0% in the prior year.

Six Months Ended June 30, 2004 versus Six Months Ended June 30, 2003

Revenues

Convergys IMG’s external revenues decreased 6% to $366.9 in the first half of 2004 from $391.3 in the same period last year. Data processing revenues of $193.5 decreased 16% from the prior year. This decrease reflects lower average wireless subscriber processing rates, the transition of Verizon subscribers from Convergys’ billing system during the second quarter of 2003 and lower volumes from IMG’s largest wireline client. Additionally, the decrease reflects the discontinuance of bill finishing services provided to a wireless client that had minimal impact on the operating margin. This was partially offset by data processing revenues resulting from the ALLTEL Acquisition, the ramp of a new wireless client and a 6% increase in wireless subscribers for the clients the Company supports.

Professional and consulting revenues of $52.9 decreased slightly from the prior year. This reflects lower spending by various clients including Sprint PCS, partially offset by revenues resulting from the ALLTEL Acquisition. License and other revenues increased 35% to $39.1 from the prior year, reflecting a new license arrangement with a large North American wireless provider and expanded relationships with several of Convergys’ cable clients. International revenues of $81.4 increased 4% from the first six months of 2003. This increase was due to revenues generated from new or expanded license arrangements with several wireless, wireline and cable clients, as well as the favorable impact of foreign currency exchange fluctuation. This was partially offset by lower revenues resulting from the suspension of a system implementation by a European wireless client.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

IMG’s costs of products and services increased 2% to $196.7 in the first six months of 2004 from the first six months of 2003. As a percentage of external revenues, costs of products and services increased to 53.6% in the first half of 2004 compared with 49.4% in the prior year. This reflects the negative impact of lower revenues, partially offset by savings realized through restructuring and other cost reduction initiatives. The change in costs of products and services also reflects approximately $11 in lower bill finishing costs as well as incremental operating costs incurred as a result of the ALLTEL Acquisition.

Selling, general and administrative expenses decreased 12%, reflecting savings realized through restructuring and other cost reduction initiatives. Research and development expenses decreased 25%, reflecting savings resulting from the restructuring initiatives, as well as ongoing convergence of IMG’s billing platforms. Amortization expense increased 56% to $5.0, reflecting amortization of intangible assets acquired in connection with IMG’s recent business combinations.

Operating Margin

As a result of the foregoing, operating income and operating margin decreased to $45.4 and 12.4% from $57.3 and 14.6% in the prior year.

Business Restructuring and Asset Impairment

As discussed more fully in the “Business Restructuring and Asset Impairment” section of the Notes to Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company announced a restructuring plan during the fourth quarter of 2002 that included a reduction in headcount affecting professional and administrative employees worldwide and the consolidation or closure of certain CMG and IMG facilities. The restructuring plan resulted in $26.0 of severance costs, $49.5 of facility abandonment costs associated with ongoing lease obligations and $6.7 of asset impairment for the disposal of leasehold improvements and equipment for the facilities that the Company had abandoned by the end of 2002. Additionally, the Company recorded $12.7 in asset impairments, consisting principally of software that was not deployed or further marketed.

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

These actions are expected to result in cash costs of $89.0, of which the Company had spent $40.6 through the first half of 2004 related principally to facility abandonment costs and severance payments. These initiatives resulted in approximately 1,350 headcount reductions compared with the 1,050 that were originally planned. Despite the higher number of redundancies, the average severance payment per employee was lower due to a lower mix of redundancies of higher paid employees. The remaining facility abandonment costs will be paid over several years as the leases expire.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Restructuring liability activity for the 2002 and 2001 plans combined consisted of the following:

	2004	2003
Balance at January 1	$60.6	$89.6
Severance payments	(4.4)	(12.7)
Lease termination payments	(8.5)	(5.2)
Other	0.7	1.0

Balance at June 30	$48.4	$72.7

CLIENT CONCENTRATION

The Company’s five largest clients accounted for 52.1% and 52.8% of its revenues for the first six months of 2004 and 2003, respectively. The risk posed by this revenue concentration is reduced somewhat by the long-term contracts the Company has with some of its largest clients. The Company serves AT&T Wireless, its largest client with 19.9% of revenues in the first half of 2004; Sprint PCS, the Company’s third largest client; AT&T, the Company’s fourth largest client; and Comcast, the Company’s fifth largest client under information management and customer management contracts. It should be noted that beginning in February 2004, the customer management services provided to Sprint PCS are through a contract between IBM and Sprint PCS whereby the Company serves as a subcontractor to IBM. DirecTV, the Company’s second largest client in the first half of 2004, is served by the Company under a customer management contract. Volumes under certain of the Company’s long-term contracts are subject to variation based, among other things, on the clients’ spending on outsourced customer support and subscriber levels.

BUSINESS OUTLOOK

Current economic factors and other events may have a significant impact on the Company’s future period results. These include, but are not limited to the following:

•	CMG’s revenue growth is expected to continue as the demand for outsourcing triggers increased revenues with existing clients and the ramp up of new clients. Additionally, the business combinations made by CMG during the second quarter of 2004 will generate year over year revenue growth.

•	Both IMG and CMG will continue to face competition within the industries in which they operate. As a result, the trend of granting contract rate reductions and incentives in exchange for extensions of existing contractual relationships may continue, which could result in a negative near-term impact on the Company’s revenues, operating income and/or cash flow.

•	CMG’s near-term operating margins will continue to be challenged as a result of costs incurred in connection with the ramping of new clients, as well as further investment in its employee care operations. However, during the third and fourth quarters of 2004, the Company expects that it will begin to realize economies of scale gained from higher levels of revenue and a reduced impact from ramp-up costs.

•	As a result of U.S.-based customer management clients using CMG’s contact center capacity in Canada, the Company’s operating margin will continue to experience pressure associated with the weakening of the U.S. dollar versus the Canadian dollar.

•	On a sequential basis, IMG’s data processing revenues should be stable over the next few quarters. However, on a year over year basis, these revenues will be down from the prior year.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

•	Pursuant to its long-term incentive plan, the Company historically has granted stock options to certain employees and directors. The Company accounts for these awards using the intrinsic value method pursuant to APB Opinion No. 25 and related interpretations. With few exceptions, this has resulted in the recognition of no compensation expense, as the exercise price generally has been equal to the fair market value of the stock at the grant date. Since early 2004, the Company issued no stock options to employees or directors. Instead, the Company began granting certain employees and directors restricted stock units. Under the terms of the awards, the restrictions lapse over a period of 3 to 6 years and in certain cases, are subject to performance measures. This will result in compensation being recorded over the vesting period based on the number of shares and the fair market value of the stock as of the measurement date. This resulted in $2.0 in lower operating income and $0.01 in lower diluted earnings per share for the second quarter of 2004 when compared to the prior year. The Company anticipates that this plan will impact full year 2004 diluted EPS by approximately $0.03.

As a result of the factors discussed above, for the full year of 2004, CMG revenues are expected to increase 13% to 16% from the full year 2003 level and operating margin to be down. In the third quarter of 2004, CMG revenues are expected to be up 7% to 9% from the second quarter, and to be up 17% to 19% from the prior year. Operating margin is expected to be up from the second quarter. For the full year of 2004, IMG revenues are expected to decline by 3% to 6% from the full year 2003 level and operating margin is expected to be down for the year. In the third quarter of 2004, IMG’s revenues and operating margin could be roughly in line with the first and second quarters of 2004. For the full year 2004, diluted EPS is expected to be in the range of $0.87 to $0.92.

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

The Company’s cash flows from operating activities totaled $101.0 in the first six months of 2004, compared to $155.9 in the same period last year. The decrease in operating cash flows was largely due to slower collection of accounts receivable as days sales outstanding (DSO) increased by 6 days to 79 days as of June 30, 2004 from December 31, 2003. Approximately 6 days consists of amounts due from the State of Florida. Convergys continues to provide contracted services to the state and expects the state to pay these receivables shortly. During the second quarter of 2003, DSO of 76 days remained the same as of December 31, 2002. (DSO is computed as follows: receivables, net of allowances, plus outstanding receivables sold under the securitization program divided by average days sales. Average days sales are defined as consolidated revenues during the quarter just ended divided by the number of calendar days in the quarter just ended.) In addition, $14.8 in cash was used in the first six months of 2004 as a result of changes in payables and other current liabilities, compared with $38.3 of cash provided in the prior year. The cash provided in the prior year was due to timing of payment of the Company’s taxes and payroll-related costs, as well as cash received from clients that was deferred because the revenue recognition criteria had not been satisfied.

This was partially offset by $15.0 in net proceeds collected under the securitization program during the first six months of 2004, compared with $0 in the prior year. In addition, there was a net decrease of $1.6 in deferred charges during the first six months of 2004, compared with a net increase of $36.8 in the prior year. This reflects the capitalization of $21.5 and $53.4 in implementation and customer acquisition costs, offset by $23.1 and $16.6 of related amortization for 2004 and 2003, respectively.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

The Company used $255.5 for investing activities during the first six months of 2004, which consisted of $71.8 used for capital expenditures and $188.6 used, net of cash acquired, to fund the business combinations made during the second quarter of 2004. This also reflects $4.9 in cash received from Cincinnati SMSA Limited Partnership, representing a partial return of capital contributions made by Convergys in 2003. This compares to $65.2 used for investing activities in the same period last year. The investing activities from 2003 consisted of $47.0 in capital expenditures, $14.7 invested in Cincinnati SMSA Limited Partnership as a result of capital calls and $3.5 used for the acquisition of Cygent Inc.

For the full year of 2004, the Company plans to invest approximately 7% of its revenues in capital expenditures. This includes the additional $50 the Company anticipates that it will invest in its corporate headquarters facility over the next three years related to building improvements, fixtures, equipment, lease buy-outs and adjacent land.

The Company believes that its cash flows from operations and available capital resources will be sufficient to fund these investments. At this point, the Company is not aware of any capital calls from the general partner of Cincinnati SMSA Limited Partnership.

The Company generated $173.5 from financing activities during the first six months of 2004, principally related to borrowings from its $325 credit facility. This compares to $68.8 used in the same period of 2003, which included $187.1 used for the repurchase of shares of Convergys stock and $115.9 for borrowings of short-term debt. See further discussion of the Company’s stock repurchase program under the section titled, “Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments.”

The Company’s free cash flows, defined as cash flows from operating activities excluding the impact of the accounts receivable securitization program less capital expenditures, were $14.2 and $108.9 for the first six months of 2004 and 2003, respectively. The Company uses free cash flows, which is a non-GAAP financial measure, as an alternative measure of the Company’s ability to generate cash flows. The $94.7 decrease in free cash flows between 2004 and 2003 reflects the changes in operating cash flows, as well as the increase in capital expenditures noted above.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

The Company believes that its financial structure and condition are solid. At June 30, 2004, total capitalization was $1,502.8, consisting of $312.2 of short-term and long-term debt and $1,190.6 of equity. This results in a debt-to-capital ratio of 20.8%, which compares to 10.5% at December 31, 2003. If amounts sold under the securitization were to be treated as debt financing, the Company’s debt-to-capital ratio would have been 29.7% and 21.3% at June 30, 2004 and December 31, 2003, respectively.

The Company’s debt is considered investment grade by the rating agencies. The Company’s borrowing facilities include a commercial paper program backed by a credit facility with $325 in borrowing capacity that expires in July 2005. As of June 30, 2004, the Company had $245.5 in commercial paper and short-term notes borrowed under this facility. The participating agents in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank, Bank One, US Bank and The Royal Bank of Scotland. The credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-capitalization ratios. The Company’s interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. The Company’s debt-to-capitalization ratio cannot be greater than 0.6 to 1.0 at any time. The Company was in compliance with all covenants throughout the first six months of 2004.

The Company has a $200 accounts receivable securitization agreement, under which it had sold $190.0 in accounts receivable at June 30, 2004. The accounts receivable securitization agreement in effect at the beginning of 2003 expired in September 2003. The Company renewed the $150 securitization agreement with Bank One in September 2003, extending the agreement until September 2004. In November 2003, the Company added a $50 co-purchasing agreement with Fifth Third Bank, increasing the securitization agreement to $200, still expiring in September 2004.

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

On January 25, 2003, the Company’s Board of Directors authorized the repurchase of up to 10 million of its common shares. On April 2, 2003, the Board of Directors authorized the additional repurchase of up to 10 million of its common shares. The Company repurchased 14.4 million shares of Convergys stock for $208.0 pursuant to these authorizations. The Company may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on a number of considerations including market conditions and the Company’s liquidity.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

The following summarizes the Company’s contractual obligations at June 30, 2004, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	After 3 Years
Debt	$312.2	$256.3	$12.7	$43.2
Operating leases	302.9	76.3	98.0	128.6
Purchase commitments (1)	46.7	20.0	26.7	—

Total	$661.8	$352.6	$137.4	$171.8

(1)	This relates to contractual payments for various communication services.

At June 30, 2004, the Company had outstanding letters of credit of $15.8 related to performance and payment guarantees. The Company believes that any obligation that may arise will not be material.

Risks Relating to Convergys and Its Business

A large portion of the Company’s revenues are generated from a limited number of clients, and the loss of one or more of its clients could cause a reduction in its revenues.

The Company relies on several significant clients for a large percentage of its revenues. Convergys’ three largest clients, AT&T Wireless, DirecTV and Sprint PCS, represented approximately 35% of Convergys’ first half 2004 revenues. The Company’s relationship with AT&T Wireless is represented by separate contracts/work orders with various operating units across both IMG and CMG. DirecTV is served by the Company under a customer management contract. Its relationship with Sprint PCS is represented by separate contracts with IMG and CMG. It should be noted that beginning February 2004, the customer management services provided to Sprint PCS are through a contract between Sprint PCS and IBM whereby the Company serves as a subcontractor to IBM. These separate contracts/work orders with the above clients have varying expiration dates, payment provisions, termination provisions and other conditions. Therefore, Convergys does not believe that it is likely that its entire relationship with AT&T Wireless, DirecTV or Sprint PCS would terminate at one time; and, therefore, it is not substantially dependent on any particular contract/work order with these clients. However, the loss of all of the contracts/work orders within a particular client at the same time or the loss of one or more of the larger contracts/work orders within a client would adversely affect the Company’s total revenues if the revenues from such client were not replaced with revenues from that client or other clients.

A large portion of the Company’s accounts receivable are payable by a limited number of clients; the inability of any of these clients to pay its accounts receivable could cause a reduction in the Company’s income.

Several significant clients account for a large percentage of the Company’s accounts receivable. As of June 30, 2004, Convergys’ three largest clients, AT&T Wireless, DirectTV and Sprint PCS, together accounted for 29% of the Company’s accounts receivable (excluding the effects of the accounts receivable securitization). During the past three years, each of the clients set forth above has generally paid its accounts receivable on a timely basis, and Convergys has only had write-downs in connection with such accounts receivable in line with those that it incurs with other clients. The Company anticipates that, in 2004, several clients will continue to account for a large percentage of accounts receivable. Although as explained above, Convergys has numerous contracts/work orders with different units of these clients with varying terms and provisions including payment provisions, if any of these clients were unable, for any reason, to pay its accounts receivable, the Company’s income would decrease.

Additionally, as disclosed in the section titled “Liquidity and Cash Flows,” approximately 6 days of the Company’s receivables as of June 30, 2004 consists of amounts due from the State of Florida. Convergys continues to provide contracted services to the state and expects the state to pay these receivables shortly.

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

In February 2004, AT&T Wireless, the Company’s largest client in terms of revenue, accepted an offer to be acquired by Cingular. Although AT&T Wireless recently reaffirmed its information management arrangement with the Company, the impact, if any, of Cingular’s acquisition of AT&T Wireless is unknown.

The implementation of the payroll system is important to the success of the State of Florida outsourcing agreement.

Under a seven-year outsourcing agreement, the Company began providing employee care services to the State of Florida during the second quarter of 2003. Although later than originally planned, the final implementation of the Company’s payroll system used in part of the outsourcing agreement is progressing well. If the Company and the State cannot successfully complete the implementation, the outsourcing agreement could be jeopardized in full or in part. This could have an adverse affect on the Company’s revenues and earnings.

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

Convergys’ growth has been enhanced through acquisitions of other businesses including their products, service offerings and licenses. The Company continues to pursue strategic acquisitions. If the Company is unable to make appropriate acquisitions on reasonable terms, whether for cash, Convergys securities or both, it may be difficult for the Company to achieve the same level of growth as historically achieved.

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

In addition, there has been political discussion and debate related to worldwide competitive sourcing, particularly from the United States to offshore locations. There is proposed federal and state legislation currently pending related to this issue. It is too early to determine if there would be any impact; however, future legislation, if enacted, could have an adverse effect on the Company’s results of operations and financial condition.

If the U.S. dollar does not strengthen, the Company’s earnings will be negatively impacted.

CMG serves an increasing number of its U.S.-based customer management clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by CMG to operate these non-U.S. contact centers is denominated in Canadian dollars, Indian rupees or Philippine pesos, which represents a foreign exchange exposure to the Company. The Company enters into forward exchange contracts to limit potential foreign currency exposure. As the U.S. dollar weakened during 2003, the operating expenses of these contact centers, once translated into U.S. dollars, increased in comparison to prior years. The increase in operating expenses was mostly offset by gains realized through the settlement of Canadian dollar forward exchange contracts. However, if the U.S. dollar does not strengthen, the Company’s earnings will be negatively impacted.

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

Convergys employs approximately 63,000 employees worldwide. Despite the headcount reductions that were made in connection with its 2002 restructuring plan, the Company continues to recruit and hire qualified persons in the research and development, sales, marketing, and administrative and services areas of its business in several parts of the world. At times, the Company has experienced difficulties in hiring personnel with the right training or experience. Additionally, particularly with regards to CMG where the business is very labor-intensive, quality service depends on the Company’s ability to control personnel turnover. Any significant increase in the employee turnover rate could increase recruiting and training costs and decrease operating effectiveness and productivity. Also, if the Company would obtain several significant new clients or implement several new, large-scale programs, it may need to recruit, hire and train qualified personnel at an accelerated rate. The Company may not be able to continue to hire, train and retain sufficient, qualified personnel to adequately staff new client projects. Because a significant portion of the Company’s operating costs relate to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a materially adverse effect on the Company’s business, results of operations or financial condition.

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

Interest Rate Risk

At June 30, 2004, the Company had $304.1 in outstanding variable rate borrowings and had sold $190.0 in accounts receivable on a variable rate basis. The carrying amount of the Company’s borrowings reflects fair value due to its short-term and variable interest rate features.

The Company uses cash flow hedges for interest rate exposure from time to time. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding cash flow hedges covering interest rate exposure at June 30, 2004.

Based upon the Company’s exposure to variable rate borrowings, a one percentage point change in the weighted average interest rate would change the Company’s annual interest expense by approximately $5.0.

Foreign Currency Exchange Rate Risk

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the British pound, the Indian rupee, the Philippine peso, the euro and the Canadian dollar. The Company currently uses forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The potential loss in fair value at June 30, 2004 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $58. This loss would be mitigated by corresponding gains on the underlying exposures.

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

The Canadian dollar (CAD) strengthened to an average of $1.34 per U.S. dollar for the first six months of 2004 compared to $1.46 for the first six months of 2003. Once translated into U.S. dollars, this resulted in approximately $11 in additional operating expenses, which was partially offset by gains that resulted from the settlement and maturity of the Company’s Canadian dollar forward exchange contracts. As of June 30, 2004, the Company had the following open Canadian forward exchange contracts:

Maturing	Notional Value	Average Exchange Rate
Second Half of 2004	CAN 183.5	$1.42
First Half of 2005	CAN 195.0	$1.34
Second Half of 2005	CAN 113.0	$1.35
First Half of 2006	CAN 25.0	$1.38

This compares to an average hedged exchange rate of $1.56 during the first half of 2003.

Form 10-Q Part I	Convergys Corporation

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with other members of senior management, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Sarbanes-Oxley Act) as of the end of the quarter ended June 30, 2004. Based on this review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act, as amended, is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no material changes in the Company’s internal controls or in other factors that could materially affect, or could reasonably be likely to materially affect, those controls subsequent to the date of their evaluation including any corrective actions with regard to material deficiencies and weaknesses.

Form 10-Q Part II

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of up to 10 million of its common shares. On April 2, 2003, the Board of Directors authorized the additional repurchase of up to 10 million of its common shares. The Company repurchased 13.6 million shares at a cost of $195.9 during 2003 pursuant to these authorizations. During the first half of 2004, 0.4 million common shares at a cost of $6.3 were purchased as a result of these authorizations. During July 2004, the Company purchased an additional 0.4 million common shares for a cost of $5.8. The Company may repurchase 5.6 million additional shares pursuant to these authorizations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the first quarter of 2004. The Company’s annual meeting of shareholders was held on April 27, 2004 in Covington, Kentucky, at which the following matters were submitted to a vote of the shareholders:

(a)	Votes regarding the election of four Directors for a term expiring in 2007 were as follows:

	For	Against
Zoë Baird	132,050,940	4,543,275
Roger L. Howe	131,711,421	4,882,795
Philip A. Odeen	131,676,938	4,917,277
James M. Zimmerman	132,545,963	4,048,252

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Term expiring in 2005:	David B. Dillon
Eric C. Fast
Sidney A. Ribeau
David R. Whitwam

Term expiring in 2006:	John F. Barrett
Joseph E. Gibbs
Steven C. Mason
James F. Orr

(b)	Votes to approve the Convergys Corporation 1998 Long Term Incentive Plan, as amended:

For	103,448,927
Against	11,553,164
Abstained	1,579,801

(c)	Votes to approve the Convergys Corporation Employee Stock Purchase Plan:

For	112,296,419
Against	3,014,292
Abstained	1,268,182

(d)	Votes to ratify the appointment of Ernst & Young PPL as independent accountants:

For	130,613,418
Against	5,004,595
Abstained	976,202

Form 10-Q Part II

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

The following is filed as an Exhibit to Part I of this Form 10-Q:

Exhibit Number

3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to Form S-3 filed on August 10, 2000, File No. 333-43404.)

3.2	Regulations of the Company. (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-53619.)

4	Rights Agreement dated November 30, 1998 between Convergys Corporation and The Fifth Third Bank. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed December 23, 1998, File No. 001-14379.)

10.1	Convergys Corporation 1998 Long-Term Incentive Plan as amended effective as of April 22, 2002 and February 24, 2004. (Incorporated by reference to Appendix III of the Company’s proxy statement on Schedule 14A filed on March 12, 2004.)

10.2	Convergys Corporation Deferred Compensation and LTIP Award Deferral Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on July 19, 2002, File No. 333-96729.)

10.3	Convergys Corporation Executive Deferred Compensation Plan as amended effective as of October 29, 2001. (Incorporated by reference to Exhibit 10.3 to the Company’s 2001 Annual Report on Form 10-K.)

10.4	Employment Agreement between the Company and James F. Orr and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.8 to the Company’s 1998 Annual Report on Form 10-K.)

10.5	Employment Agreement between the Company and Steven G. Rolls and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.10 to the Company’s 1998 Annual Report on Form 10-K.)

10.6	Employment Agreement between the Company and David F. Dougherty and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.12 to the Company’s 1998 Annual Report on Form 10-K.)

10.7	Employment Agreement between the Company and Ronald E. Schultz and November 1, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.14 to the Company’s 1998 Annual Report on Form 10-K.)

10.8	June 26, 2001 Amendment to Employment Agreement between the Company and Ronald E. Schultz. (Incorporated by reference to Exhibit 10.10 to the Company’s 2001 Annual Report on Form 10-K.)

10.9	Employment Agreement between the Company and Earl C. Shanks. (Incorporated by reference to Exhibit 10.9 to the Company’s 2003 Annual Report on Form 10-K.)

10.10	Employment Agreement between the Company and William H. Hawkins II. (Incorporated by reference to Exhibit 10.10 to the Company’s 2003 Annual Report on Form 10-K.)

Form 10-Q Part II

10.11	Convergys Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10.10 to the Company’s 2000 Annual Report on Form 10-K.)

10.12	Convergys Corporation Employee Stock Purchase Plan. (Incorporated by reference to Appendix IV of the Company’s proxy statement on Schedule 14A filed on March 12, 2004.)

10.13	$325,000,000 Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of August 1, 2002. (Incorporated by reference to Exhibit 10.18 to the Company’s 2002 Annual Report on Form 10-K.)

10.14	Convergys Corporation Retirement and Savings Plan. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on July 19, 2002, File No. 333-96733.)

10.15	Participation Agreement between Convergys Corporation, Various Guarantors and Wachovia Development Corporation dated as of June 30, 2003. (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 12, 2003.)

10.16	Amended and Restated Lease Agreement between Wachovia Development Corporation and Convergys Corporation as of June 30, 2003. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended June 30, 2003.)

10.17	Security Agreement between Wachovia Development Corporation and Wachovia Bank, National Association and accepted and agreed to by Convergys Corporation as of June 30, 2003. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended June 30, 2003.)

10.18	Assignment and Recharacterization Agreement between Convergys Corporation, Wells Fargo Bank Northwest, National Association, Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarterly period ended June 30, 2003.)

10.19	$55,500,000 Promissory Note with General Electric Capital Assurance Company dated as of November 7, 2003. (Incorporated by reference to Exhibit 10.20 to the Company’s 2003 Annual Report on Form 10-K.)

10.20	Amended and Restated Receivables Purchase Agreement dated as of November 20, 2003. (Incorporated by reference to Exhibit 10.21 to the Company’s 2003 Annual Report on Form 10-K.)

10.21	Geneva Technology Limited Unapproved Share Option Scheme 1998. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on August 7, 2001, File No. 333-66992.)

10.22	Convergys Corporation Canadian Employee Share Plan. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on December 29, 1999, File No. 333-86137.)

10.23	Amendment to Receivables Purchase Agreement and Fee Letter dated as of June 25, 2004.

10.24	Amendment to Convergys Corporation Deferred Compensation and LTIP Award Deferral Plan for Non-Employee Directors as amended effective as of February 24, 2004.

10.25	Amendment to Convergys Corporation Executive Deferred Compensation Plan as amended effective as of February 24, 2004.

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

21	Subsidiaries of the Company. (Incorporated by reference to Exhibit 21 to the Company’s 2003 Annual Report on Form 10-K.)

Form 10-Q Part II

31.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On May 20, 2004, Convergys consummated its acquisition of 100% of the outstanding shares of Encore Receivables Management, Inc., a Kansas-based provider of accounts receivable management and collection services.

Form 10-Q Part II

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation

Date: August 9, 2004	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer