Form 10-Q
period 2004-09-30
CONVERGYS CORP
filed 2004-11-09
CIK 1062047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

At October 31, 2004, 174,911,352 Common Shares were outstanding, of which 33,309,357 were held in Treasury (141,601,955 Common Shares in the open market).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1934).    Yes  ☒    No  ☐

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Amounts in Millions, Except Per Share Amounts)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Revenues	$639.9	$570.7	$1,815.5	$1,694.3

Costs and Expenses
Cost of providing services and products sold	394.9	329.8	1,123.6	976.0
Selling, general and administrative	132.6	113.7	374.8	342.1
Research and development costs	21.3	22.9	58.9	69.6
Depreciation	31.6	26.4	87.6	81.6
Amortization	5.9	3.7	15.9	11.3

Total costs and expenses	586.3	496.5	1,660.8	1,480.6

Operating Income	53.6	74.2	154.7	213.7

Equity in Earnings (Losses) of Cellular Partnerships	(0.6)	0.2	1.0	(11.0)
Other Income (Expense), net	(2.4)	(0.7)	(4.6)	(2.7)
Interest Expense	(3.0)	(1.8)	(6.7)	(5.0)

Income Before Income Taxes	47.6	71.9	144.4	195.0
Income Taxes	17.5	26.4	53.1	71.8

Net Income	$30.1	$45.5	$91.3	$123.2

Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	$6.6	$(1.7)	$4.2	$12.1
Unrealized gains (losses) on cash flow hedging	9.2	(5.3)	(4.5)	13.9

Total other comprehensive income (loss)	15.8	(7.0)	(0.3)	26.0

Comprehensive Income	$45.9	$38.5	$91.0	$149.2

Earnings Per Common Share
Basic	$0.21	$0.32	$0.64	$0.84

Diluted	$0.21	$0.31	$0.63	$0.82

Average Common Shares Outstanding
Basic	140.6	141.6	141.6	146.9
Diluted	144.9	145.2	145.5	150.0

See Notes to Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Millions)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$50.0	$37.2
Receivables, less allowances of $16.8 and $20.4	350.5	298.1
Deferred income tax benefits	—	23.0
Prepaid expenses and other current assets	70.4	61.2

Total current assets	470.9	419.5

Property and equipment - net	402.3	363.8
Goodwill - net	847.9	726.3
Other intangibles - net	62.3	45.0
Investment in Cellular Partnerships	38.8	47.2
Deferred charges	155.5	153.5
Other assets	54.0	54.9

Total Assets	$2,031.7	$1,810.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt maturing within one year	$227.7	$76.0
Payables and other current liabilities	488.7	466.7

Total current liabilities	716.4	542.7
Long-term debt	54.5	58.8
Other long-term liabilities	39.1	65.2

Total liabilities	810.0	666.7

Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized	—	—
Common shares – without par value, 500.0 authorized; 174.9 and 174.6 issued and outstanding	852.9	839.4
Treasury shares – 33.3 shares in 2004 and 31.4 in 2003	(573.3)	(547.0)
Retained earnings	926.7	835.4
Accumulated other comprehensive income	15.4	15.7

Total shareholders’ equity	1,221.7	1,143.5

Total Liabilities and Shareholders’ Equity	$2,031.7	$1,810.2

See Notes to Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Millions)

	Nine Months Ended Sept. 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$91.3	$123.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103.5	92.9
Deferred income tax expense	36.6	7.8
Cellular Partnerships losses (earnings) in excess of distributions	(0.9)	12.1
Income tax benefit (expense) from stock option exercises	(0.4)	1.1
Stock compensation expense	11.4	8.2
Proceeds from receivables securitization, net	15.0	—
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in receivables	(54.3)	26.0
Decrease (increase) in other current assets	(12.6)	13.5
Increase in deferred charges	(2.0)	(50.3)
Decrease (increase) in other assets	5.0	(13.6)
Increase (decrease) in payables and other current liabilities	(8.2)	51.5
Other, net	4.2	3.8

Net cash provided by operating activities	188.6	276.2

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(112.6)	(73.8)
Investment in Cellular Partnerships	—	(20.4)
Return of capital from Cellular Partnerships	9.3	—
Acquisitions, net of cash acquired	(195.4)	(3.5)

Net cash used in investing activities	(298.7)	(97.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of debt, net	146.7	49.8
Purchase of treasury shares	(26.3)	(195.9)
Issuance of common shares	2.5	4.1

Net cash provided by (used in) financing activities	122.9	(142.0)

Net increase in cash and cash equivalents	12.8	36.5
Cash and cash equivalents at beginning of period	37.2	12.2

Cash and cash equivalents at end of period	$50.0	$48.7

See Notes to Financial Statements.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(1)	BACKGROUND AND BASIS OF PRESENTATION

Convergys Corporation (the Company or Convergys) is a global leader in the provision of outsourced customer care, employee care and integrated billing software services. The Company was spun off from its former parent company, Cincinnati Bell Inc. (CBI), in 1998. Convergys focuses on developing long-term strategic relationships with clients in employee- and customer-intensive industries including communications, technology and financial services as well as governmental agencies. The Company has two reporting segments: (i) the Customer Management Group (CMG), which provides outsourced marketing, customer support services, accounts receivable management and employee care services; and (ii) the Information Management Group (IMG), which provides outsourced billing and information services and software. The Company has developed a base of recurring revenues by providing value-added billing and customer management and employee care solutions for its clients, generally under long-term contracts.

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

The Company files annual, quarterly, special reports and proxy statements with the SEC. These filings are available to the public over the Internet on the SEC’s website at http://www.sec.gov and on the Company’s website at http://www.convergys.com. You may also read and copy any document the Company files with the SEC at its public reference facilities in Washington, D.C. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. You can also inspect reports, proxy statements and other information about Convergys at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 03-04, “Determining the Classification and Benefit Attribution Method for a ‘Cash Balance’ Pension Plan,” to address specifically the accounting for certain cash balance pension plans. EITF 03-04 requires certain cash balance pension plans to be accounted for as defined benefit plans. For cash balance plans described in the consensus, the consensus also requires the use of the traditional unit credit method for purposes of measuring the benefit obligation and annual cost of benefits earned as opposed to the projected unit credit method. Historically, the Company accounted for its cash balance plan as a defined benefit plan; however, the Company adopted the measurement provisions of EITF 03-04 as of December 31, 2003. The adoption of EITF 03-04 will reduce pension expense in 2004 by $4.5.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(3)	ACQUISITIONS

In May 2004, the Company acquired 100% of the outstanding shares of Encore Receivable Management, Inc. (Encore), a Kansas-based provider of accounts receivable management and collection services. This transaction provides CMG entry into the accounts receivable management market and the ability to expand its business process outsourcing capabilities. The purchase price was $60. This includes a $7.0 purchase price adjustment paid during the third quarter of 2004, which was based on working capital acquired. Up to $14 in additional earn-out payments is possible based on future operating performance.

During May 2004, the Company also acquired 100% of the outstanding shares of DigitalThink, Inc. (NASDAQ: DTHK), a custom e-learning company (DigitalThink). DigitalThink’s solutions include consulting services, simulations, customer online course development and a scalable platform for on-demand course delivery. With this acquisition, Convergys will be able to provide its clients customized, on-demand courses; expand its capabilities in the HR Business Process Outsourcing market to meet the needs of large global organizations for full service learning solutions including consulting and course design, development, delivery, and administration; and support its employee care and customer management clients more efficiently by accelerating the effectiveness of customer support teams through on-the-job training for client programs. Convergys paid approximately $131 for the purchase, including transaction costs.

Additionally, in May 2004, the Company acquired 100% of the outstanding shares of WhisperWire, Inc. (WhisperWire), a provider of industry-specific sales effectiveness software. WhisperWire’s PowerSeller software complements Convergys’ Infinys® business support system (BSS) for ordering, billing and customer care for converged voice, data and video services. The acquisition enables Convergys to offer communication providers a complete solution to more effectively drive their sales process from lead-to-cash. In April 2004, the Company acquired 100% of the outstanding shares of two Singapore-based companies, Out-Smart.com Pte. Ltd. and i-Benefits Pte. Ltd., in order to expand its outsourcing capabilities. Both companies provide a range of human resource and benefits services to companies in the Asian Pacific region. The combined purchase price of these three acquisitions was approximately $21.

The following is a summary of the preliminary purchase price allocation related to the acquisitions made by the Company during the second quarter of 2004:

Total purchase price, less $16.1 in acquired cash	$195.4

Allocation:
Accounts receivable and other current assets	$14.6
Tangible assets	11.9
Acquired software	9.0
Customer contracts, relationships	25.4
Non-compete agreements	2.5
Goodwill	118.2
Deferred taxes, net	39.3
Other assets	0.2
Current liabilities	(24.6)
Long-term liabilities	(1.1)

On December 31, 2003, the Company acquired certain billing and customer care assets from ALLTEL Communications Inc., a subsidiary of ALLTEL Corporation (ALLTEL), for $37.0. Additional earn-out payments up to $7.9 are possible based on future performance. During the third quarter of 2004, the Company paid $0.8 in earn-out payments to ALLTEL. As part of the acquisition, Convergys began providing billing services to more than 10.5 million additional wireless and wireline subscribers, and added several new companies to its list of billing clients including Cingular, Centennial Communications and Commonwealth Telephone.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

The following unaudited pro forma information summarizes the combined results of operations of the Company and the acquired businesses as though the acquisitions had occurred at the beginning of each period.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Revenues	$639.9	$608.7	$1,849.5	$1,814.3
Net income	30.1	38.0	77.5	115.7

(4) BUSINESS RESTRUCTURING AND ASSET IMPAIRMENT

As discussed more fully in the “Business Restructuring and Asset Impairment” section of the Notes to Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company initiated a restructuring plan during the fourth quarter of 2002. The restructuring plan included a reduction in headcount affecting professional and administrative employees worldwide and the consolidation or closure of certain CMG and IMG facilities. The restructuring plan resulted in $26.0 of severance costs, $49.5 of facility abandonment costs associated with ongoing lease obligations and $6.7 of asset impairments for the disposal of leasehold improvements and equipment for the facilities that the Company abandoned by the end of 2002. Additionally, the Company recorded $12.7 in asset impairments, consisting principally of purchased software that was not deployed or further marketed.

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

These actions are expected to result in cash costs of $88.8, of which the Company had spent $48.2 through the first nine months of 2004 related principally to facility abandonment costs and severance payments. These initiatives resulted in approximately 1,350 headcount reductions. The remaining portion of the costs reflect facility abandonment costs, which will be paid over several years as the leases expire.

Restructuring liability activity for the 2002 and 2001 plans combined consisted of the following:

	2004	2003
Balance at January 1	$60.6	$89.6
Severance payments	(5.3)	(15.6)
Lease termination payments	(15.2)	(7.9)
Other	0.5	1.0

Balance at September 30	$40.6	$67.1

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company is required to test goodwill for impairment annually and at other times if events occur or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The Company performed its annual impairment tests during the fourth quarter of 2003 and concluded that no goodwill impairment existed.

Goodwill increased to $847.9 at September 30, 2004 from $726.3 at December 31, 2003, as a result of business combinations discussed in Note 3 and by changes in foreign currency translation adjustments.

As of September 30, 2004, the Company’s other intangible assets acquired through business combinations consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$40.8	$(27.5)	$13.3
Contracts and other intangibles	124.8	(62.5)	62.3

Total	$165.6	$(90.0)	$75.6

Intangible amortization expense for the nine-month periods ended September 30, 2004 and September 30, 2003 was $15.9 and $11.3, and is estimated to be approximately $21 for the year ending December 31, 2004. Estimated intangible amortization expense for the four subsequent fiscal years is as follows:

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

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of 10 million of its common shares. On April 2, 2003, the Company’s Board of Directors authorized the additional repurchase of up to 10 million of its common shares. The Company repurchased 13.6 million common shares at a cost of $191.9 during 2003 pursuant to these authorizations. During the first nine months of 2004, the Company purchased an additional 1.9 million common shares for a cost of $26.3. The Company may repurchase 4.5 million additional shares pursuant to these authorizations.

(7)	STOCK-BASED COMPENSATION PLANS

At September 30, 2004, the Company had authorized 38 million common shares for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan (Convergys LTIP), as amended. The Convergys LTIP provides for the issuance of stock-based awards to certain employees. Convergys accounts for its stock-based compensation plan under the intrinsic value method of accounting as defined by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

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

The Company’s operating results for the three- and nine-month periods ended September 30, 2004 and September 30, 2003 reflect the recognition of $4.6 and $11.4, and $2.2 and $8.2, respectively, in stock compensation expense.

The effect on net income and earnings per share, if the Company had accounted for stock options under the fair value method of accounting under SFAS No. 123, as amended by SFAS No. 148, is as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Amounts in millions	2004	2003	2004	2003
Net income, as reported	$30.1	$45.5	$91.3	$123.2
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5.5)	(8.6)	(16.7)	(31.3)

Pro forma net income	$24.6	$36.9	$74.6	$91.9

Earnings per share:
Basic - as reported	$0.21	$0.32	$0.64	$0.84
Basic - pro forma	$0.18	$0.26	$0.53	$0.63

Diluted - as reported	$0.21	$0.31	$0.63	$0.82
Diluted - pro forma	$0.17	$0.25	$0.51	$0.61

The weighted average fair value on the date of grant for the Convergys options granted during the nine months ended September 30, 2004 and September 30, 2003 was $7.48 and $4.91, respectively. Such amounts were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30,
	2004	2003
Expected volatility	45.7%	48.7%
Risk free interest rate	3.0%	2.8%
Expected holding period, in years	4	4

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(8)	EMPLOYEE BENEFIT PLANS

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

Pension cost for the cash balance plan included the following components:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Service cost (benefits earned during the period)	$4.7	$1.5	$13.8	$11.1
Interest cost on projected benefit obligation	2.6	0.9	7.4	6.7
Expected return on plan assets	(4.7)	(1.2)	(13.9)	(8.9)
Amortization and deferrals—net	(0.1)	—	—	0.2

Pension cost	$2.5	$1.2	$7.3	$9.1

Pension cost for the unfunded executive pension plans included the following components:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Service cost (benefits earned during the period)	$1.0	$0.8	$3.5	$3.2
Interest cost on projected benefit obligation	1.3	0.8	3.8	3.4
Amortization and deferrals - net	0.4	—	1.2	0.1

Pension cost	$2.7	$1.6	$8.5	$6.7

The Company expects to contribute less than $0.5 to its cash balance plan during 2004 to fund non-qualified pension distributions.

(9)	SIGNIFICANT CUSTOMERS

Both of the Company’s segments derive significant revenues from AT&T Wireless Services, Inc. (AT&T Wireless). AT&T Wireless was acquired by Cingular Wireless on October 26, 2004. See further discussion of AT&T Wireless under the “Risks Relating to Convergys and Its Business” section of Management Discussion and Analysis.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

Revenues from AT&T Wireless were 19.3% and 20.9% of the Company’s consolidated revenues for the nine-month periods ended September 30, 2004 and September 30, 2003, respectively. Related accounts receivable from AT&T Wireless totaled $95.9 and $90.9 at September 30, 2004 and December 31, 2003, respectively.

(10)	CONTINGENCIES

The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business. The Company believes that the results of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition.

In September 2002, the Company was named as an additional defendant in an action filed with the Employment Tribunal in Glasgow, Scotland, by 156 former employees of Telesens against Telesens (in receivership) and the three individual receivers (Receivers). Prior to the Company’s acquisition of Telesens’ assets, the Receivers declared certain employees of Telesens redundant and terminated their employment. The claimants alleged that the dismissals were unlawful under Scottish law and that the Company, as purchaser of the Telesens business, is liable for the dismissals.

Although not specified in the complaint, the Company believes the claimants are seeking damages of approximately $15. The Employment Tribunal had scheduled a hearing for June 2004 to hear evidence from all parties and then determine whether the Company is correctly named as a defendant to this action. However, the Employment Tribunal delayed this hearing until January 2005. The Company is defending the case vigorously and intends to continue to do so. In the event of an adverse judgment, the Company believes that the results of the claims would not have a materially adverse effect on the Company’s financial condition.

From December 2003 through February 2004, six separate lawsuits were filed in the Court of Common Pleas, Cuyahoga County, Ohio, against Cincinnati SMSA Limited Partnership and other defendants. Convergys is a limited partner of Cincinnati SMSA Limited Partnership, with a 45% ownership interest. Five of the suits were filed by companies purporting to be resellers (the “Resellers Cases”), while the sixth was filed by an individual consumer purporting to represent a class of damaged consumers (the “Consumer Case”). Each of the Reseller Cases seeks damages ranging from $1 to $3 plus treble damages under Ohio law. The Consumer Case seeks damages in excess of $60 plus treble damages under Ohio law. Two of the Reseller Cases have been dismissed. Motions to dismiss all the remaining lawsuits are pending.

Pursuant to the partnership agreement, Convergys, as a limited partner, has no right to direct or participate in the defense of these actions and, therefore, has no current ability to assess the merit of any claims made in these actions or identify any possible loss that could result from these claims against the partnership.

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

The Company does not allocate activities below the operating income level to its reporting segments. The Company’s business segment information is as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Millions of Dollars	2004	2003	2004	2003
Revenues:
CMG	$456.2	$381.8	$1,264.9	$1,114.1
IMG	183.7	190.1	550.6	583.6
Less: intersegment	—	(1.2)	—	(3.4)

	$639.9	$570.7	$1,815.5	$1,694.3

Depreciation:
CMG	$20.8	$17.3	$56.2	$53.6
IMG	8.4	7.3	24.2	22.8
Corporate	2.4	1.8	7.2	5.2

	$31.6	$26.4	$87.6	$81.6

Amortization:
CMG	$3.0	$2.2	$8.0	$6.6
IMG	2.9	1.5	7.9	4.7

	$5.9	$3.7	$15.9	$11.3

Operating Income (Loss):
CMG	$35.7	$46.3	$96.9	$133.1
IMG	22.3	29.0	67.7	86.3
Corporate	(4.4)	(1.1)	(9.9)	(5.7)

	$53.6	$74.2	$154.7	$213.7

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Millions of Dollars	2004	2003	2004	2003
Capital Expenditures:
CMG	$23.6	$14.6	$54.5	$41.6
IMG	9.5	6.2	29.1	15.9
Corporate	7.7	6.0	29.0	16.3

	$40.8	$26.8	$112.6	$73.8

			At Sept. 30, 2004	At Dec. 31, 2003
Goodwill:
CMG			$666.7	$551.5
IMG			181.2	174.8

			$847.9	$726.3

(12)	EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Three Months Ended September 30, 2004	Net Income	Shares	Per Share Amount
Basic EPS	$30.1	140.6	$0.21
Effect of dilutive securities:
Stock-based compensation arrangements	—	4.3	—

Diluted EPS	$30.1	144.9	$0.21

Nine Months Ended September 30, 2004
Basic EPS	$91.3	141.6	$0.64
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.9	(0.01)

Diluted EPS	$91.3	145.5	$0.63

Three Months Ended September 30, 2003
Basic EPS	$45.5	141.6	$0.32
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.6	(0.01)

Diluted EPS	$45.5	145.2	$0.31

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

Nine Months Ended September 30, 2003	Net Income	Shares	Per Share Amount
Basic EPS	$123.2	146.9	$0.84
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.1	(0.02)

Diluted EPS	$123.2	150.0	$0.82

The diluted EPS calculation for the nine months ended September 30, 2004 and September 30, 2003 excludes the effect of 14.7 million and 11.8 million outstanding stock options, respectively, because they are anti-dilutive.

(13)	SUBSEQUENT EVENTS

On October 18, 2004, the Company announced that in order to streamline its operations and cost structure while strengthening its prospects for long-term growth, it is finalizing a restructuring plan. The Company expects to complete the plan, affecting approximately 250 employees both domestically and internationally, and a take a restructuring charge in the fourth quarter. The plan will include a reduction in force primarily affecting management positions in IMG. The reduction in force will take place through a combination of voluntary separation and layoffs starting immediately and being substantially completed by the end of the first quarter of 2005.

As a result of these actions, Convergys expects to take a pre-tax restructuring charge in the range of $15 to $20 during the fourth quarter of 2004.

On November 4, 2004, the Company acquired Finali Corporation (Finali) for $25 in cash. Finali is a contact center analytics firm that specializes in customer-driven business transformation and addresses the specific needs of the in-house contact center market.

Form 10-Q Part I	Convergys Corporation

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

OVERVIEW

Convergys Corporation (the Company or Convergys) is a global leader in the provision of outsourced customer care, employee care and integrated billing software services. The Company was spun off from its former parent company, Cincinnati Bell Inc. (CBI) in 1998. Convergys focuses on developing long-term strategic relationships with clients in employee- and customer-intensive industries including, but not limited to, communications, technology and financial services as well as governmental agencies. The Company has two reporting segments: (i) the Customer Management Group (CMG), which provides outsourced marketing, customer support services, accounts receivable management and employee care services; and (ii) the Information Management Group (IMG), which provides outsourced billing and information services and software.

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

During the first nine months of 2004, CMG made some strategic investments to expand its service offerings and enhance its competitive position. In addition to its ongoing investment in offshore capacity and employee care operations, CMG expanded its service offering and market presence through acquisitions. CMG entered the accounts receivable management market and expanded its business process outsourcing capabilities with the acquisition of Encore Receivable Management, Inc. (Encore). It expanded its learning outsourcing services to include innovative content development and delivery services through its acquisition of DigitalThink, Inc. (DigitalThink). Finally, it expanded its global payroll and benefits outsourcing capabilities with the acquisition of two companies in Singapore: Out-Smart.com Pte. Ltd. (Out-Smart.com) and i-Benefits Pte. Ltd. (i-Benefits). After the third quarter 2004 ended, CMG expanded its business transformational capabilities and professional service offerings for the in-house and outsourced contact center industry with the acquisition of Finali Corporation.

The Company expects that growth of outsourced customer management and employee care services will be driven by the trend of large companies and governmental agencies turning to outsourcers to provide cost-effective, high quality customer support and employee care solutions. Additionally, the Company also believes that the expansion of offshore capacity, which provides customer management clients with a highly educated workforce, lower costs and 24-hour coverage, will drive growth in the industry.

However, despite this growing demand, CMG’s operating margins in the near term will continue to be challenged as pricing pressure may persist and as it continues to invest in its employee care operations. Additionally, margins will continue to be negatively impacted by a weakened U.S. dollar versus the Canadian dollar.

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

In the first nine months of 2004, 53.1% of IMG’s revenues were for data processing services generated from recurring monthly payments from its clients based upon the number of client subscribers or bills processed by IMG in its data centers. Most of IMG’s wireless data processing agreements, which are typically for multiple years, are priced on a monthly, per subscriber or per event basis. Professional and consulting services for installation, implementation, customization and enhancement services accounted for 15.3% of IMG’s first nine months of 2004 revenues. The Company invoices its clients for these services based on time and material costs at contractually agreed upon rates or, in some instances, for a fixed fee. IMG’s remaining revenues primarily were from software license arrangements and international sales. International revenues consist of a mix of professional and consulting, license and support and maintenance revenues.

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

However, despite signs of improvement in the communications sector, IMG expects that it will continue to be challenged by pricing pressure, moderate subscriber growth by leading North American wireless carriers and consolidation in the sector. As further disclosed in the section titled “Business Outlook,” the Company is finalizing a restructuring plan to reduce IMG’s cost structure and improve the long-term margins of the business.

Financial Condition

The Company believes that its financial structure and condition are solid. At September 30, 2004, total capitalization was $1,503.9, consisting of $282.2 of short-term and long-term debt and $1,221.7 of equity.

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

Consolidated Overview

Three Months Ended September 30, 2004 versus Three Months Ended September 30, 2003

The Company’s revenues for the third quarter of 2004 totaled $639.9, a 12% increase from the third quarter of 2003. The revenue increase is attributable to a 19% increase in CMG revenues, partially offset by a 3% decrease at IMG. The Company’s operating income was $53.6 in the third quarter of 2004 versus $74.2 in the prior year. This 28% decrease reflects the impact of pricing pressure affecting both segments, increased investment in CMG’s employee care operations as well as increased costs incurred in connection with the ramp of large CMG clients. In addition, the decrease in operating income reflects increased stock compensation expense resulting from restricted stock units awarded to employees in April 2004 pursuant to the Company’s long-term incentive plan. Partially offsetting these items was the impact of realized economies of scale driven by CMG’s growth as well as lower research and development and selling and general administrative expenses incurred at IMG.

As a percentage of revenues, costs of products and services increased to 61.7% from 57.8% in the prior year. This reflects the impact of pricing changes affecting both segments as well as increased costs incurred in connection with the ramp of CMG clients. This was partially offset by the impact of revenues generated by CMG’s offshore contact centers, reflecting client demand, as well as savings realized through restructuring and other cost reduction initiatives. The 17% increase in selling, general and administrative expenses to $132.6 was principally due to further expansion in CMG’s operations, partially offset by lower spending at IMG. Amortization expense increased 59% to $5.9, reflecting intangible assets acquired in connection with recent business combinations. Depreciation expense increased 20% to $31.6, reflecting CMG’s investment in its worldwide contact center capacity, depreciation of the Company’s recently acquired headquarters facility and assets acquired in connection with recent business combinations. Research and development expenses decreased 7% to $21.3 as a result of lower spending at IMG.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

During the third quarter of 2004, the Company recorded an equity loss in the Cellular Partnerships of $0.6 compared to equity income of $0.2 in the prior year. Interest expense was $1.2 higher compared to the prior year, reflecting higher levels of debt and slightly higher average interest rates. Other expense increased to $2.4 from $0.7 in the prior year, reflecting foreign currency exchange losses. The Company’s effective tax rate was 36.8% for the three months ended September 30, 2004 and 36.7% for the three months ended September 30, 2003.

Net income in the third quarter of 2004 was $30.1, a 34% decrease from $45.5 in the third quarter of 2003. Earnings per diluted share decreased to $0.21 for the third quarter of 2004 versus $0.31 during the third quarter of 2003.

Nine Months Ended September 30, 2004 versus Nine Months Ended September 30, 2003

The Company’s revenues for the first nine months of 2004 totaled $1,815.5, a 7% increase from the first nine months of 2003. The revenue increase is attributable to a 14% increase in CMG revenues, partially offset by a 6% decrease at IMG. The Company’s operating income was $154.7 in the first nine months of 2004 versus $213.7 in the prior year. This 28% decrease reflects the impact of pricing pressure affecting both segments, increased costs incurred in connection with the ramp of large CMG clients and increased investment in CMG’s employee care operations. Partially offsetting these items was the impact of realized economies of scale driven by CMG’s growth as well as lower research and development and selling and general administrative expenses incurred at IMG.

As a percentage of revenues, costs of products and services increased to 61.9% from 57.6% in the prior year. This reflects the impact of pricing pressure affecting both segments as well as increased costs incurred in connection with the ramp-up of CMG clients. This was partially offset by the impact of revenues generated by CMG’s offshore contact centers, reflecting client demand, as well as savings realized through restructuring and other cost reduction initiatives. The increase in selling, general and administrative expenses reflects further expansion in CMG’s operations, partially offset by lower spending at IMG. Amortization expense increased 41% to $15.9, reflecting intangible assets acquired in connection with recent business combinations. Depreciation expense increased 7% to $87.6, reflecting CMG’s investment in its worldwide contact center capacity, depreciation of the Company’s headquarters facility and assets acquired in connection with recent business combinations. Research and development expenses decreased as a result of lower spending at IMG.

During the first nine months of 2004, the Company recorded equity income from the Cellular Partnerships of $1.0 compared to an equity loss of $11.0 in the prior year. During the first quarter of 2003, the general partner of Cincinnati SMSA Limited Partnership, a provider of wireless communications of which the Company owns 45%, settled a lawsuit against the partnership for $22.0. The Company’s share of this loss was $9.9, which it recorded as a loss from its equity investment in the partnership.

Interest expense was $1.7 higher compared to the prior year reflecting higher levels of debt. Other expense increased to $4.6 from $2.7 in the prior year, reflecting foreign currency exchange losses. The Company’s effective tax rate was 36.8% for both the nine months ended September 30, 2004 and September 30, 2003.

Compared to the prior year, net income in the first nine months of 2004 decreased 26% to $91.3, while diluted earnings per share decreased 23% to $0.63. The fluctuation in earnings per share reflects, in part, 4.5 million fewer diluted weighted average shares outstanding for the nine months ended September 30, 2004 over September 30, 2003 due to common share repurchases. The first nine months of 2003 also included the $9.9 ($6.4 after tax or $0.04 per diluted share) equity loss resulting from the partnership settlement in the first quarter of 2003.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

CUSTOMER MANAGEMENT

	Three Months Ended Sept. 30,				Nine Months Ended Sept. 30,
(Dollars in Millions)	2004	2003	Change	%	2004	2003	Change	%
Revenues:
Communications	$255.1	$230.1	$25.0	11	$730.0	$690.3	$39.7	6
Technology	43.6	37.4	6.2	17	123.8	127.1	(3.3)	(3)
Financial services	52.4	34.9	17.5	50	133.6	97.5	36.1	37
Other	105.1	79.4	25.7	32	277.5	199.2	78.3	39

Total revenues	456.2	381.8	74.4	19	1,264.9	1,114.1	150.8	14

Costs of products and services	296.3	239.5	56.8	24	828.8	695.8	133.0	19
Selling, general and administrative expenses	97.3	74.9	22.4	30	267.7	220.6	47.1	21
Research and development costs	3.1	1.6	1.5	94	7.3	4.4	2.9	66
Depreciation	20.8	17.3	3.5	20	56.2	53.6	2.6	5
Amortization	3.0	2.2	0.8	36	8.0	6.6	1.4	21

Total costs	420.5	335.5	85.0	25	1,168.0	981.0	187.0	19

Operating income	$35.7	$46.3	$(10.6)	(23)	$96.9	$133.1	$(36.2)	(27)

Three Months Ended September 30, 2004 versus Three Months Ended September 30, 2003

Revenues

Convergys CMG’s revenues were $456.2, a 19% increase from the third quarter of 2003. This reflects outsourcing services provided to several large clients, as described below in more detail. Approximately one third of the increase is attributable to the business combinations made by CMG during the second quarter of 2004. This was partially offset by the impact of pricing changes, as well as lower spending by other clients.

Revenues from communications clients were $255.1 during the third quarter of 2004, an increase of 11% compared to the prior year. This reflects outsourcing services provided to IBM in connection with its contract with Sprint, as well as a 12% increase in revenues from CMG’s largest wireless client. This was partially offset by a 45% reduction in spending by CMG’s largest wireline client. Technology service revenues increased 17% to $43.6 compared to the prior year, reflecting higher revenues from CMG’s largest software client and two of its network hardware clients. Revenues from financial service clients increased 50% to $52.4, reflecting revenues from clients acquired in connection with the acquisition of Encore, as well as an increase in volume with a large credit card issuer and with a large banking client. Other revenues of $105.1 increased 32% compared to 2003, reflecting revenues generated from a new, large, global, industrial client, increased revenues from various clients including the State of Florida and a pharmaceutical client, and revenues generated from various DigitalThink clients.

Costs and Expenses

CMG’s costs of products and services increased 24% from the third quarter of 2003 to $296.3, reflecting, in part, the higher volume of revenues and the result of the business combinations made by CMG during the second quarter of 2004. As a percentage of revenues, cost of providing services increased to 64.9% compared to 62.7% in the prior year, reflecting increased costs incurred in connection with the ramp-up of large clients, the impact of pricing pressure and higher expenses resulting from the negative impact of a weakened U.S. versus Canadian dollar. This was partially offset by the impact of revenues generated by CMG’s offshore contact centers.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Selling, general and administrative expenses were $97.3 in the third quarter of 2004, a 30% increase compared to the prior year. This reflects selling, general and administrative expenses incurred by the operations acquired by CMG during the second quarter, increased investment in CMG’s employee care operations and costs incurred in connection with CMG’s expansion of its offshore facilities.

CMG’s research and development expenses increased 94% to $3.1 from the third quarter of 2003, reflecting continued investment in its learning and speech recognition platforms. Depreciation expense increased to $20.8, reflecting CMG’s investment in offshore contact centers as well as tangible assets acquired in connection with the business combinations. Amortization expense increased 36% to $3.0, reflecting intangible assets acquired in connection with business combinations.

Operating Income

As a result of the foregoing, CMG’s 2004 operating income and margin decreased to $35.7 and 7.8%, down from $46.3 and 12.1% in the third quarter of 2003, respectively.

Nine Months Ended September 30, 2004 versus Nine Months Ended September 30, 2003

Revenues

Convergys CMG’s revenues were $1,264.9, a 14% increase from the first nine months of 2003. This reflects increased revenues from several clients as described below in more detail. Approximately 25% of the increase is attributable to the business combinations made by CMG during the second quarter of 2004. This was partially offset by the impact of pricing changes, as well as lower spending by other clients.

Revenues from communications clients were $730.0 during the first nine months of 2004, a 6% increase compared to the prior year. This reflects revenues from the IBM/Sprint arrangement, as well as a 15% increase in revenues from CMG’s largest wireless client. This was partially offset by a 43% reduction in spending by CMG’s largest wireline client. Technology service revenues decreased 3% to $123.8 compared to the prior year, reflecting reduced spending by a PC equipment client, offset by higher revenues from CMG’s largest Internet client, software client and two network hardware clients. Revenues from financial service clients increased 37% to $133.6, reflecting the impact of CMG’s acquisition of Encore and increased revenues from several financial institutions. Other revenues were $277.5, an increase of 39% compared to the prior year. This resulted from revenues generated from the United States Postal Service, the State of Florida, a new, large, global, industrial client and a new pharmaceutical client.

Costs and Expenses

The 19% increase in CMG’s costs of products and services of $828.8, reflects, in part, the higher volume of revenues. As a percentage of revenues, cost of providing services increased to 65.5% compared to 62.5%, reflecting increased costs incurred in connection with the ramp of large clients, the impact of pricing pressure and higher expenses resulting from the negative impact of a weakened U.S. versus Canadian dollar. This was partially offset by the impact of revenues generated by CMG’s offshore contact centers.

Selling, general and administrative expenses were $267.7 in the first nine months of 2004, a 21% increase compared to the prior year, reflecting further investment in CMG’s employee care operations, selling, general and administrative expenses incurred by the operations acquired by CMG during the second quarter and additional start-up costs associated with CMG’s expansion of its offshore facilities.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

CMG’s research and development expenses were $7.3 compared with $4.4 from the first nine months of 2003, reflecting continued investment in its learning and speech recognition platforms. Depreciation expense increased 5% during the first nine months of 2004, reflecting additional depreciation resulting from CMG’s investment in its offshore contact centers and recent acquisitions, partially offset by savings realized through restructuring initiatives. Amortization expense increased 21% to $8.0, reflecting intangible assets acquired in connection with recent business combinations.

Operating Income

As a result of the foregoing, CMG’s year-to-date 2004 operating income and margin decreased to $96.9 and 7.7%, down from $133.1 and 11.9% in the first nine months of 2003, respectively.

INFORMATION MANAGEMENT

(Dollars in Millions)	Three Months Ended Sept. 30,				Nine Months Ended Sept. 30,
	2004	2003	Change	%	2004	2003	Change	%
Revenues:
Data processing	$98.6	$109.3	$(10.7)	(10)	$292.1	$339.9	$(47.8)	(14)
Professional and consulting	31.2	25.0	6.2	25	84.1	78.4	5.7	7
License and other	18.6	12.9	5.7	44	57.7	41.9	15.8	38
International	35.3	41.7	(6.4)	(15)	116.7	120.0	(3.3)	(3)

External revenues	183.7	188.9	(5.2)	(3)	550.6	580.2	(29.6)	(5)
Intercompany services	—	1.2	(1.2)	—	—	3.4	(3.4)	—

Total revenues	183.7	190.1	(6.4)	(3)	550.6	583.6	(33.0)	(6)

Costs of products and services	98.9	91.5	7.4	8	295.6	284.7	10.9	4
Selling, general and administrative expenses	32.6	39.5	(6.9)	(17)	103.7	119.9	(16.2)	(14)
Research and development costs	18.6	21.3	(2.7)	(13)	51.5	65.2	(13.7)	(21)
Depreciation	8.4	7.3	1.1	15	24.2	22.8	1.4	6
Amortization	2.9	1.5	1.4	93	7.9	4.7	3.2	68

Total costs	161.4	161.1	0.3	—	482.9	497.3	(14.4)	(3)

Operating income	$22.3	$29.0	$(6.7)	(23)	$67.7	$86.3	$(18.6)	(22)

Three Months Ended September 30, 2004 versus Three Months Ended September 30, 2003

Revenues

Convergys IMG’s external revenues decreased 3% to $183.7 in the third quarter of 2004 from $188.9 in the same period last year. Revenues from IMG’s acquisition of certain billing assets from ALLTEL (ALLTEL acquisition) in the fourth quarter of 2003 and the second quarter 2004 acquisition of WhisperWire, accounted for less than 9% of revenue in the third quarter of 2004.

Data processing revenues of $98.6 decreased 10% from the prior year. This decrease reflects lower average wireless subscriber processing rates and the elimination of bill finishing services provided to a wireless client that had minimal impact on the operating margin. This was partially offset by revenues from the ALLTEL acquisition, a full quarter of revenue from a wireless client that was not fully implemented in the third quarter of 2003 and an 8% increase in wireless subscribers for the clients the Company supports.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Professional and consulting revenues of $31.2 increased 25% from the prior year. This reflects revenues generated as a result of the ALLTEL acquisition, partially offset by lower spending from various wireless clients. License and other revenues increased 44% to $18.6 from the prior year. This increase reflects a new license arrangement with a large North American wireless provider and expanded relationships with several of Convergys’ cable and wireless clients. International revenues of $35.3 decreased 15% from the third quarter of 2003. This decrease was due to lower license and related implementation revenues from IMG’s Asian Pacific and Latin American operations.

Costs and Expenses

IMG’s costs of products and services increased 8% to $98.9 in the third quarter of 2004 from the third quarter of 2003. As a percentage of external revenues, costs of products and services increased to 53.8% in the third quarter of 2004 compared with 48.4% in the prior year. This reflects the negative impact of lower revenues and the impact of annual salary and wage increases, partially offset by savings realized through restructuring and other cost reduction initiatives. The change in costs of products and services also reflects approximately $5 in lower bill finishing costs, as well as incremental operating costs incurred as a result of the ALLTEL acquisition.

Selling, general and administrative expenses decreased 17% to $32.6, reflecting savings realized through restructuring and other cost reduction initiatives. Research and development expenses decreased 13% to $18.6, reflecting savings resulting from the restructuring initiatives, as well as ongoing convergence of IMG’s billing platforms. Amortization expense increased 93% to $2.9, reflecting amortization of intangible assets acquired in connection with IMG’s recent business combinations.

Operating Margin

As a result of the foregoing, operating income and operating margin decreased to $22.3 and 12.1% from $29.0 and 15.4% in the prior year.

Nine Months Ended September 30, 2004 versus Nine Months Ended September 30, 2003

Revenues

Convergys IMG’s external revenues decreased 5% to $550.6 in the first nine months of 2004 from $580.2 in the same period last year. Revenues from IMG’s recent acquisitions accounted for less than 8% of revenue in the first nine months of 2004. Data processing revenues of $292.1 decreased 14% from the prior year. This decrease reflects lower average wireless subscriber processing rates and the transition of Verizon subscribers from Convergys’ billing system during the second quarter of 2003. Additionally, the decrease reflects the elimination of bill finishing services provided to a wireless client that had minimal impact on operating margin. This was partially offset by data processing revenues resulting from the ALLTEL acquisition, a full nine months of revenue from a wireless client that was not fully ramped during the first nine months of 2003 and a 7% increase in wireless subscribers for the clients the Company supports.

Professional and consulting revenues of $84.1 increased 7% from the prior year. This reflects revenues generated as a result of the ALLTEL acquisition, partially offset by lower spending from various wireless clients. License and other revenues increased 38% to $57.7 from the prior year, reflecting a new license arrangement with a large North American wireless provider and expanded relationships with several of Convergys’ cable clients. International revenues of $116.7 decreased 3% from the first nine months of 2003. This decrease was due to lower revenues resulting from the suspension of a system implementation by a European wireless client and lower license and related implementation revenues from IMG’s Asian Pacific operations. This was partially offset by revenues generated from new or expanded license arrangements with several European and Latin American clients, as well as the favorable impact of foreign currency exchange fluctuation.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

IMG’s costs of products and services increased 4% to $295.6 in the first nine months of 2004 from the first nine months of 2003. As a percentage of external revenues, costs of products and services increased to 53.7% in the first nine months of 2004 compared with 49.1% in the prior year. This reflects the negative impact of lower revenues, partially offset by savings realized through restructuring and other cost reduction initiatives. The change in costs of products and services also reflects approximately $15 in lower bill finishing costs as well as incremental operating costs incurred as a result of the ALLTEL acquisition.

Selling, general and administrative expenses decreased 14%, reflecting savings realized through restructuring and other cost reduction initiatives. Research and development expenses decreased 21%, reflecting savings resulting from the restructuring initiatives, as well as ongoing convergence of IMG’s billing platforms. Amortization expense increased 68% to $7.9, reflecting amortization of intangible assets acquired in connection with IMG’s recent business combinations.

Operating Margin

As a result of the foregoing, operating income and operating margin decreased to $67.7 and 12.3% from $86.3 and 14.9% in the prior year.

Business Restructuring and Asset Impairment

As discussed more fully in the “Business Restructuring and Asset Impairment” section of the Notes to Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company initiated a restructuring plan during the fourth quarter of 2002 that included a reduction in headcount affecting professional and administrative employees worldwide and the consolidation or closure of certain CMG and IMG facilities. The restructuring plan resulted in $26.0 of severance costs, $49.5 of facility abandonment costs associated with ongoing lease obligations and $6.7 of asset impairment for the disposal of leasehold improvements and equipment for the facilities that the Company had abandoned by the end of 2002. Additionally, the Company recorded $12.7 in asset impairments, consisting principally of software that was not deployed or further marketed.

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

These actions are expected to result in cash costs of $88.8, of which the Company had spent $48.2 through the first nine months of 2004 related principally to facility abandonment costs and severance payments. These initiatives resulted in approximately 1,350 headcount reductions. The remaining $40.6 reflects facility abandonment costs, which will be paid over several years as the leases expire.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Restructuring liability activity for the 2002 and 2001 plans combined consisted of the following:

	2004	2003
Balance at January 1	$60.6	$89.6
Severance payments	(5.3)	(15.6)
Lease termination payments	(15.2)	(7.9)
Other	0.5	1.0

Balance at September 30	$40.6	$67.1

CLIENT CONCENTRATION

The Company’s five largest clients accounted for 44.7% and 52.3% of its revenues for the first nine months of 2004 and 2003, respectively. The risk posed by this revenue concentration is reduced somewhat by the long-term contracts the Company has with some of its largest clients. The Company serves AT&T Wireless, its largest client with 19.3% of revenues in the first nine months of 2004; Sprint PCS, the Company’s second largest client; AT&T, the Company’s fourth largest client; and Comcast, the Company’s fifth largest client under information management and customer management contracts. It should be noted that beginning in February 2004, the customer management services provided to Sprint PCS are through a contract between IBM and Sprint PCS whereby the Company serves as a subcontractor to IBM. DirecTV, the Company’s third largest client in the first nine months of 2004, is served by the Company under a customer management contract. Volumes under certain of the Company’s long-term contracts are subject to variation based, among other things, on the clients’ spending on outsourced customer support and subscriber levels.

AT&T Wireless was acquired by Cingular Wireless on October 26, 2004. See further discussion of AT&T Wireless under the “Risks Relating to Convergys and Its Business” section of Management Discussion and Analysis.

BUSINESS OUTLOOK

Current economic factors and other events may have a significant impact on the Company’s future period results. These include, but are not limited to the following:

•	CMG’s revenue growth is expected to continue as the demand for outsourcing triggers increased revenues with existing clients and the ramp-up of new clients. Additionally, the businesses acquired by CMG during the first half of 2004 will generate year-over-year revenue growth.

•	Both IMG and CMG will continue to face competition within the industries in which they operate. As a result, the trend of granting contract rate reductions and incentives in exchange for extensions of existing contractual relationships may continue, which could result in a negative near-term impact on the Company’s revenues, operating income and/or cash flow.

•	As a result of U.S.-based customer management clients using CMG’s contact center capacity in Canada, CMG’s operating margin will continue to experience pressure associated with the weakening of the U.S. dollar versus the Canadian dollar.

•	CMG’s near-term operating margins will also continue to be challenged as a result of costs incurred in connection with its further investment in its employee care operations and the ramping of large clients. However, in the fourth quarter of 2004, the Company expects that CMG’s operating margin will continue to improve sequentially as it should continue to realize economies of scale gained from higher levels of revenue and a reduced impact from ramp-up costs.

•	On a sequential basis, IMG’s professional and consulting, and international revenues should increase moderately.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

•	Data processing revenues should be stable sequentially. However, on a year-over-year basis, these revenues will be down from the prior year.

•	In connection with the Company’s efforts to continue to find ways to reduce IMG’s cost structure and improve the long-term margins of the business, the Company recently announced that it is finalizing a restructuring plan. The Company expects to complete the plan, affecting approximately 250 domestic and international employees, and take a restructuring charge in the fourth quarter. The plan will include a reduction in force primarily affecting management positions in IMG. The reduction in force will take place through a combination of voluntary separations and layoffs starting immediately and be substantially complete by the end of the first quarter of 2005. As a result of these actions, Convergys expects to take a pre-tax restructuring charge in the range of $15 to $20 during the fourth quarter of 2004. Convergys would begin to realize the savings starting early in 2005. These 2005 savings are expected to exceed the one time cost of the restructuring charge.

•	Pursuant to its long-term incentive plan, the Company historically has granted stock options to certain employees and members of its Board of Directors (Directors). The Company accounts for these awards using the intrinsic value method pursuant to APB Opinion No. 25 and related interpretations. With few exceptions, this has resulted in the recognition of no compensation expense, as the exercise price generally has been equal to the fair market value of the stock at the grant date. Since early 2004, the Company has issued no stock options to employees or Directors. Instead, the Company began granting restricted stock units to certain employees and Directors. Under the terms of the awards, the restrictions lapse over a period of 3 to 6 years and, in certain cases, are subject to performance measures. This will result in compensation being recorded over the vesting period based on the number of shares and the fair market value of the stock as of the measurement date. This resulted in $4.3 in lower operating income and $0.02 in lower diluted earnings per share for the first nine months of 2004 when compared to the prior year. The Company anticipates that this plan will impact full year 2004 diluted EPS by approximately $0.03.

As a result of the factors discussed above, for the full year of 2004, CMG revenues are expected to increase approximately 15% from the full year 2003 level, while IMG revenues are expected to decline by approximately 5%. For the fourth quarter of 2004, CMG operating margins are expected to increase from the third quarter. Due to the anticipated fourth quarter 2004 restructuring charge, IMG margins are expected to be down from the third quarter of 2004. For the full year 2004, including diluted EPS impact of the restructuring expense ($0.06 to $0.09 per diluted share), diluted EPS is expected to be in the range of $0.78 to $0.83.

For 2005, Convergys expects approximately 10% revenue growth. Even after excluding the cost of the fourth quarter restructuring charge, diluted EPS is expected to grow somewhat faster than revenue.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows

Historically, cash flows from operating activities have been the major source of funding for the Company’s investing and financing activities. Additionally, the Company uses its borrowing facilities, including a commercial paper program backed by a $325 credit facility and a $200 accounts receivable securitization agreement, to fund these activities. See further discussion of these borrowing facilities under the next section titled, “Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments.”

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

The Company’s cash flows from operating activities totaled $188.6 in the first nine months of 2004, compared to $276.2 in the same period last year. In addition to the lower level of earnings, the decrease in operating cash flows was largely due to the change in days sales outstanding (DSO), which increased by 5 days to 78 days as of September 30, 2004 from December 31, 2003. This increase is a result of amounts due from the State of Florida. Convergys has received payments from the state, including one payment made in October of 2004, which would have reduced DSO by 2 days. The Company expects the state to be current on its payments shortly. During the third quarter of 2003, DSO of 71 days decreased 5 days from December 31, 2002, reflecting more timely payments by some of the Company’s larger clients. (DSO is computed as follows: receivables, net of allowances, plus outstanding receivables sold under the securitization program divided by average days sales. Average days sales are defined as consolidated revenues during the quarter just ended divided by the number of calendar days in the quarter just ended.)

In addition, $8.2 in cash was used in the first nine months of 2004 as a result of changes in payables and other current liabilities, compared with $51.5 of cash provided in the prior year. The cash provided in the prior year was due to the timing of payment of the Company’s taxes and payroll-related costs, as well as cash received from clients that was deferred because the revenue recognition criteria had not been satisfied.

This was partially offset by $15.0 in net proceeds collected under the securitization program during the first nine months of 2004, compared with $0 in the prior year. In addition, there was a net increase of $2.0 in deferred charges during the first nine months of 2004, compared with a net increase of $50.3 in the prior year. This reflects the capitalization of $38.3 and $79.5 in implementation and customer acquisition costs, offset by $36.3 and $29.2 of related amortization for 2004 and 2003, respectively.

The Company used $298.7 for investing activities during the first nine months of 2004, which consisted of $112.6 used for capital expenditures and $195.4, net of cash acquired, used to fund the business combinations made during the second quarter of 2004. This also reflects $9.3 in cash received from Cincinnati SMSA Limited Partnership, representing a partial return of capital contributions made by Convergys in 2003. This compares to $97.7 used for investing activities in the same period last year. The investing activities from 2003 consisted of $73.8 in capital expenditures, $20.4 invested in Cincinnati SMSA Limited Partnership as a result of capital calls and $3.5 used for acquisitions. For the full year of 2004, the Company plans to invest approximately 7% of its revenues in capital expenditures.

The Company believes that its cash flows from operations and available capital resources will be sufficient to fund these investments. At this point, the Company is not aware of any capital calls from the general partner of Cincinnati SMSA Limited Partnership.

The Company generated $122.9 from financing activities during the first nine months of 2004, principally related to borrowings supported by its $325 credit facility. This compares to $142.0 used in the same period of 2003, which included $195.9 used for the repurchase of shares of Convergys stock and $49.8 for borrowings of short-term debt. See further discussion of the Company’s stock repurchase program under the section titled, “Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments.”

The Company’s free cash flows were $61.0 and $202.4 for the first nine months of 2004 and 2003, respectively. The $141.4 decrease between 2004 and 2003 reflects the changes in operating cash flows, as well as the increase in capital expenditures noted above. The Company uses free cash flows, which are a non-GAAP financial measure, as an alternative measure of the Company’s ability to generate cash flows. Free cash flows are defined as cash flows from operating activities excluding the impact of the accounts receivable securitization program less capital expenditures.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

The Company believes that its financial structure and condition are solid. At September 30, 2004, total capitalization was $1,503.9, consisting of $282.2 of short-term and long-term debt and $1,221.7 of equity. This results in a debt-to-capital ratio of 18.8%, which compares to 10.5% at December 31, 2003. If amounts sold under the securitization were to be treated as debt financing, the Company’s debt-to-capital ratio would have been 27.9% and 21.3% at September 30, 2004 and December 31, 2003, respectively.

The Company’s debt is considered investment grade by the rating agencies. The Company’s borrowing facilities include a commercial paper program backed by a credit facility with $325 in borrowing capacity that expires August 1, 2005. As of September 30, 2004, the Company had $215.0 in commercial paper and short-term notes supported by this facility. The participating banks in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank, Bank One, US Bank and The Royal Bank of Scotland. The credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-capitalization ratios. The Company’s interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. The Company’s debt-to-capitalization ratio cannot be greater than 0.6 to 1.0 at any time. The Company was in compliance with all covenants throughout the first nine months of 2004.

The Company has a $200 accounts receivable securitization agreement with Falcon Asset Securitization Corporation and Fifth Third Bank, under which it had sold $190.0 in accounts receivable at September 30, 2004. In September 2004, this agreement was extended through December 2004.

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

On January 25, 2003, the Company’s Board of Directors authorized the repurchase of up to 10 million of its common shares. On April 2, 2003, the Board of Directors authorized the additional repurchase of up to 10 million of its common shares. The Company repurchased 15.5 million shares of Convergys stock for $228.0 pursuant to these authorizations. The Company may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on a number of considerations including market conditions and the Company’s liquidity.

The following summarizes the Company’s contractual obligations at September 30, 2004, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	After 3 Years
Debt	$282.2	$227.7	$12.7	$41.8
Operating leases	273.7	75.4	92.6	105.7
Purchase commitments (1)	41.7	20.0	21.7	—

Total	$597.6	$323.1	$127.0	$147.5

(1)	This relates to contractual payments for various communication services.

At September 30, 2004, the Company had outstanding letters of credit of $19.4 related to performance and payment guarantees. The Company believes that any obligation that may arise will not be material.

Risks Relating to Convergys and Its Business

A large portion of the Company’s revenues are generated from a limited number of clients, and the loss of one or more of its clients could cause a reduction in its revenues.

The Company relies on several significant clients for a large percentage of its revenues. Convergys’ three largest clients, AT&T Wireless, Sprint PCS and DirecTV, represented approximately 35% of Convergys’ first nine months of 2004 revenues. The Company’s relationship with AT&T Wireless is represented by separate contracts/work orders with various operating units across both IMG and CMG. Its relationship with Sprint PCS is represented by separate contracts with IMG and CMG. It should be noted that beginning February 2004, the customer management services provided to Sprint PCS are through a contract between Sprint PCS and IBM, whereby the Company serves as a subcontractor to IBM. DirecTV is served by the Company under a customer management contract. These separate contracts/work orders with the above clients have varying expiration dates, payment provisions, termination provisions and other conditions. Therefore, Convergys does not believe that it is likely that its entire relationship with AT&T Wireless, Sprint PCS or DirecTV would terminate at one time; and, therefore, it is not substantially dependent on any particular contract/work order with these clients. However, the loss of all of the contracts/work orders within a particular client at the same time or the loss of one or more of the larger contracts/work orders within a client would adversely affect the Company’s total revenues if the revenues from such client were not replaced with revenues from that client or other clients.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

A large portion of the Company’s accounts receivable are payable by a limited number of clients; the inability of any of these clients to pay its accounts receivable could cause a reduction in the Company’s income.

Several significant clients account for a large percentage of the Company’s accounts receivable. As of September 30, 2004, Convergys’ three largest clients, AT&T Wireless, Sprint PCS and DirectTV together accounted for 34% of the Company’s accounts receivable (excluding the effects of the accounts receivable securitization). During the past three years, each of the clients set forth above has generally paid its accounts receivable on a timely basis, and Convergys has only had write-downs in connection with such accounts receivable in line with those that it incurs with other clients. The Company anticipates that, in 2004, several clients will continue to account for a large percentage of accounts receivable. Although as explained above, Convergys has numerous contracts/work orders with different units of these clients with varying terms and provisions including payment provisions, if any of these clients were unable, for any reason, to pay its accounts receivable, the Company’s income would decrease.

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

On October 26, 2004, Cingular completed its acquisition of AT&T Wireless, the Company’s largest client in terms of revenue and a significant client for both IMG and CMG. With respect to IMG, Cingular has stated their initial intention is to migrate subscribers off of the AT&T Wireless billing systems (that the Company supports) onto Cingular’s two in-house systems (one of which the Company supports) over the next 12 - 18 months. If this migration occurs, it would have a negative impact on IMG’s revenues and earnings. IMG is actively working to demonstrate the value of its billing systems to Cingular.

CMG also has had a long-standing relationship with AT&T Wireless for customer care services. CMG has not had a relationship with Cingular, nor has Cingular had the opportunity to evaluate the services that CMG provides to AT&T Wireless. At this time, Cingular has not given any indication that it intends to change its relationship with CMG. Should Cingular’s acquisition of AT&T Wireless lead to a reduction in CMG’s business, it could have a negative impact on CMG’s revenues and earnings over time.

At this time, the impact of Cingular’s acquisition of AT&T Wireless on the Company is unknown.

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

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

The Company’s failure to keep its technology up-to-date may prevent the Company from remaining competitive.

Technology is a critical component of the Company’s success, whether it is one of its billing software products provided to a client through a license or data processing outsourcing arrangement or technology used by customer management or employee care agents in connection with outsourcing services. In order to remain competitive, the Company will need to continue to invest in the development of new and enhanced technology. Although the Company is committed to further investment in development, there can be no assurance that the Company’s technology will be adequate to meet its future needs or enable the Company to remain competitive. The Company’s failure to keep its technology up-to-date may hinder its ability to remain competitive. As a result, competitors could attract business from the Company’s existing and potential clients and the Company’s revenues could decrease.

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

Convergys’ growth has been enhanced through acquisitions of other businesses including their products, service offerings and licenses. The Company continues to pursue strategic acquisitions. If the Company is unable to make appropriate acquisitions on reasonable terms, whether for cash, Convergys securities or both, it may be difficult for the Company to achieve the same level of growth as achieved historically.

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

If the U.S. dollar does not strengthen, the Company’s earnings will continue to be negatively impacted.

CMG serves an increasing number of its U.S.-based customer management clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by CMG to operate these non-U.S. contact centers is denominated in Canadian dollars, Indian rupees or Philippine pesos, which represents a foreign exchange exposure to the Company. The Company enters into forward exchange contracts to limit potential foreign currency exposure. As the U.S. dollar weakened during 2003 and the first nine months of 2004, the operating expenses of these contact centers, once translated into U.S. dollars, increased in comparison to prior years. The increase in operating expenses was offset partially by gains realized through the settlement of Canadian dollar forward exchange contracts. If the U.S. dollar does not strengthen, the Company’s earnings will continue to be negatively impacted.

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

Convergys employs approximately 64,000 employees worldwide. Despite the headcount reductions that were made in connection with its 2002 restructuring plan, the Company continues to recruit and hire qualified persons in the research and development, sales, marketing, and administrative and services areas of its business in several parts of the world. At times, the Company has experienced difficulties in hiring personnel with the right training or experience. Additionally, particularly with regards to CMG where the business is very labor-intensive, quality service depends on the Company’s ability to control personnel turnover. Any significant increase in the employee turnover rate could increase recruiting and training costs and decrease operating effectiveness and productivity. Also, if the Company would obtain several significant new clients or implement several new, large-scale programs, it may need to recruit, hire and train qualified personnel at an accelerated rate. The Company may not be able to continue to hire, train and retain sufficient, qualified personnel to adequately staff new client projects. Because a significant portion of the Company’s operating costs relate to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a materially adverse effect on the Company’s business, results of operations or financial condition.

Continued war and terrorist attacks or other civil disturbances could lead to economic weakness and could disrupt the Company’s operations resulting in a decrease of its revenues and earnings.

In March 2003, the United States went to war against Iraq and, in September 2001, the United States was a target of unprecedented terrorist attacks. These attacks have caused uncertainty in the global financial markets and in the United States economy. The war and any additional terrorist attacks may lead to continued armed hostilities or further acts of terrorism and civil disturbances in the United States or elsewhere, which may contribute to economic instability in the United States and disrupt Convergys’ operations. Such disruptions could cause service interruptions or reduce the quality level of the services that the Company provides, resulting in a reduction of its revenues. In addition, these activities may cause the Company’s clients to delay or defer decisions regarding their use of the Company’s services and, thus, delay the Company’s receipt of additional revenues.

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

Interest Rate Risk

At September 30, 2004, the Company had $274.3 in outstanding variable rate borrowings and had sold $190.0 in accounts receivable on a variable rate basis. The carrying amount of the Company’s borrowings reflects fair value due to its short-term and variable interest rate features.

The Company uses cash flow hedges for interest rate exposure from time to time. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding cash flow hedges covering interest rate exposure at September 30, 2004.

Based upon the Company’s exposure to variable rate borrowings, a one percentage point change in the weighted average interest rate would change the Company’s annual interest expense by approximately $4.6.

Foreign Currency Exchange Rate Risk

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the British pound, the Indian rupee, the Philippine peso, the euro and the Canadian dollar. The Company currently uses forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The potential loss in fair value at September 30, 2004 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $55. This loss would be mitigated by corresponding gains on the underlying exposures.

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

The Canadian dollar (CAD) strengthened to an average of $1.33 per U.S. dollar for the first nine months of 2004 compared to $1.44 for the first nine months of 2003. Once translated into U.S. dollars, this resulted in approximately $15 in additional operating expenses, which was partially offset by gains that resulted from the settlement and maturity of the Company’s Canadian dollar forward exchange contracts. As of September 30, 2004, the Company had the following open Canadian forward exchange contracts:

Maturing	Notional Value	Average Exchange Rate
Fourth Quarter of 2004	CAN 93.5	$1.42
First Half of 2005	CAN 199.0	$1.34
Second Half of 2005	CAN 120.0	$1.34
First Half of 2006	CAN 39.5	$1.36
Second Half of 2006	CAN 2.5	$1.34

The average hedged exchange rate for the first nine months of 2004 was $1.47. This compares to an average hedged exchange rate of $1.54 during the first nine months of 2003.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with other members of senior management, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Sarbanes-Oxley Act) as of the end of the quarter ended September 30, 2004. Based on this review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act, as amended, is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no material changes in the Company’s internal controls or in other factors that could materially affect, or could reasonably be likely to materially affect, those controls subsequent to the date of their evaluation including any corrective actions with regard to material deficiencies and weaknesses.

Form 10-Q Part II

ITEM	1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of up to 10 million of its common shares. On April 2, 2003, the Board of Directors authorized the additional repurchase of up to 10 million of its common shares. The Company repurchased 13.6 million shares at a cost of $195.9 during 2003 pursuant to these authorizations. During the first nine months of 2004, 1.9 million common shares at a cost of $26.3 were purchased as a result of these authorizations. The Company may repurchase 4.5 million additional shares pursuant to these authorizations.

ITEM	3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM	5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

The following is filed as an Exhibit to Part I of this Form 10-Q:

Exhibit Number
3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to Form S-3 filed on August 10, 2000, File No. 333-43404.)

3.2	Regulations of the Company. (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-53619.)

4	Rights Agreement dated November 30, 1998 between Convergys Corporation and The Fifth Third Bank. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed December 23, 1998, File No. 001-14379.)

10.1	Convergys Corporation 1998 Long-Term Incentive Plan as amended effective as of April 22, 2002 and February 24, 2004. (Incorporated by reference to Appendix III of the Company’s proxy statement on Schedule 14A filed on March 12, 2004.)

10.2	Convergys Corporation Deferred Compensation and LTIP Award Deferral Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on July 19, 2002, File No. 333-96729.)

10.3	Convergys Corporation Executive Deferred Compensation Plan as amended effective as of October 29, 2001. (Incorporated by reference to Exhibit 10.3 to the Company’s 2001 Annual Report on Form 10-K.)

10.4	Employment Agreement between the Company and James F. Orr and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.8 to the Company’s 1998 Annual Report on Form 10-K.)

10.5	Employment Agreement between the Company and Steven G. Rolls and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.10 to the Company’s 1998 Annual Report on Form 10-K.)

Form 10-Q Part II

10.6	Employment Agreement between the Company and David F. Dougherty and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.12 to the Company’s 1998 Annual Report on Form 10-K.)

10.7	Employment Agreement between the Company and Ronald E. Schultz and November 1, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.14 to the Company’s 1998 Annual Report on Form 10-K.)

10.8	June 26, 2001 Amendment to Employment Agreement between the Company and Ronald E. Schultz. (Incorporated by reference to Exhibit 10.10 to the Company’s 2001 Annual Report on Form 10-K.)

10.9	Employment Agreement between the Company and Earl C. Shanks. (Incorporated by reference to Exhibit 10.9 to the Company’s 2003 Annual Report on Form 10-K.)

10.10	Employment Agreement between the Company and William H. Hawkins II. (Incorporated by reference to Exhibit 10.10 to the Company’s 2003 Annual Report on Form 10-K.)

10.11	Convergys Corporation Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10.10 to the Company’s 2000 Annual Report on Form 10-K.)

10.12	Convergys Corporation Employee Stock Purchase Plan. (Incorporated by reference to Appendix IV of the Company’s proxy statement on Schedule 14A filed on March 12, 2004.)

10.13	$325,000,000 Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of August 1, 2002. (Incorporated by reference to Exhibit 10.18 to the Company’s 2002 Annual Report on Form 10-K.)

10.14	Convergys Corporation Retirement and Savings Plan. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on July 19, 2002, File No. 333-96733.)

10.15	Participation Agreement between Convergys Corporation, Various Guarantors and Wachovia Development Corporation dated as of June 30, 2003. (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on
August 12, 2003.)

10.16	Amended and Restated Lease Agreement between Wachovia Development Corporation and Convergys Corporation as of June 30, 2003. (Incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 12, 2003.)

10.17	Security Agreement between Wachovia Development Corporation and Wachovia Bank, National Association and accepted and agreed to by Convergys Corporation as of June 30, 2003. (Incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 12, 2003.)

10.18	Assignment and Recharacterization Agreement between Convergys Corporation, Wells Fargo Bank Northwest, National Association, Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 12, 2003.)

10.19	$55,500,000 Promissory Note with General Electric Capital Assurance Company dated as of November 7, 2003. (Incorporated by reference to Exhibit 10.20 to the Company’s 2003 Annual Report on Form 10-K.)

10.20	Amended and Restated Receivables Purchase Agreement dated as of November 20, 2003. (Incorporated by reference to Exhibit 10.21 to the Company’s 2003 Annual Report on Form 10-K.)

10.21	Geneva Technology Limited Unapproved Share Option Scheme 1998. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on August 7, 2001, File No. 333-66992.)

Form 10-Q Part II

10.22	Convergys Corporation Canadian Employee Share Plan. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on December 29, 1999, File No. 333-86137.)

10.23	Amendment to Receivables Purchase Agreement and Fee Letter dated as of June 25, 2004. (Incorporated by reference to Exhibit 10.23 to Form 10-Q filed on August 9, 2004.)

10.24	Amendment to Convergys Corporation Deferred Compensation and LTIP Award Deferral Plan for Non-Employee Directors as amended effective as of February 24, 2004. (Incorporated by reference to Exhibit 10.24 to Form 10-Q filed on August 9, 2004.)

10.25	Amendment to Convergys Corporation Executive Deferred Compensation Plan as amended effective as of February 24, 2004. (Incorporated by reference to Exhibit 10.25 to Form 10-Q filed on August 9, 2004.)

10.26	Amendment No. 2 to Receivables Purchase Agreement dated as of September 21, 2004. (Incorporated by reference to Exhibit 10 to Form 8-K filed on September 21, 2004.)

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

21	Subsidiaries of the Company. (Incorporated by reference to Exhibit 21 to the Company’s 2003 Annual Report on Form 10-K.)

31.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 10-Q Part II

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation

Date: November 9, 2004	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer