Form 10-K
period 2004-12-31
CONVERGYS CORP
filed 2005-03-03
CIK 1062047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

At January 31, 2005, there were 142,112,628 common shares outstanding, excluding amounts held in treasury (175,421,985 common shares outstanding, of which 33,309,357 were held in Treasury).

The aggregate market value of the voting shares owned by non-affiliates of the registrant as of June 30, 2004 was $2,691,347,490.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

See page 10 for Executive Officers of the Registrant.

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

Important factors that may affect these projections or expectations include, but are not limited to: the consequence of potential terrorist activities and the responses of the United States and other nations to such activities; the loss of a significant client or significant business from a client; difficulties in completing a contract or implementing its provisions, or completing or integrating an acquisition; changes in the overall economy; changes in competition in markets in which the Company operates; changes in the regulatory environment in which the Company and its clients operate; changes in the demand for the Company’s services; changes in technology that impact both the markets served and the types of services offered; consolidation within the industries in which the Company’s clients operate; changes in accounting principles generally accepted in the United States of America; and difficulties in conducting business internationally.

Part I

Item I. Business

General

Convergys Corporation (the Company or Convergys) is a global leader in the provision of outsourced customer care, employee care and integrated billing software services. The Company has two reporting segments: (i) the Customer Management Group (CMG), which provides outsourced customer care and employee care services; and (ii) the Information Management Group (IMG), which provides outsourced billing and information services and software. The Company has developed a base of recurring revenues by providing value-added billing and customer care and employee care solutions for its clients, generally under multiple year contracts.

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

Pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the industry segment and geographic information included in Item 8, Note 14 of Notes to Financial Statements, are incorporated by reference in partial response to this Item 1.

Overview of Industry and Strategy

Customer Management Group

The emergence of the Internet and other technologies has created additional channels for customer support and employee care. Where companies once provided customer support and employee care through paper or telephone-based care centers, these emerging technologies and shifts in consumer preferences now require support to be offered through multi-channel contact centers. These rapid changes in technology, as well as growing competition and financial pressures, make it increasingly difficult for large companies and governmental agencies, to maintain in-house support functions to handle all of their customer care and employee care needs cost-effectively. Many companies and governmental agencies are increasingly turning to outsourcing providers for cost-effective, high quality customer support and employee care services. In CMG’s multi-channel contact centers, CMG service agents are able to provide customer support and employee care through a full range of services ranging from self-care to chat to click-to-live-agent in addition to telephone-based agent services.

The Company expects that growth of outsourced customer care and employee care services will be driven by the trend of large companies and governmental agencies turning to outsourcers to provide cost-effective, high quality customer support and employee care solutions. Additionally, the Company believes that as companies attempt to manage multinational workforces with consistent policies and procedures and to maintain accurate and comprehensive information on those workforces, demand for employee care services will increase. Outsourcing of customer care and employee care functions allows companies to focus their internal resources on core competencies. Additionally, outsourcing can provide companies with the following advantages: (i) technologically advanced, scalable systems and software, which enable rapid competitive response; (ii) cost savings resulting from economies of scale achieved by leveraging investments in technology and customer service centers; (iii) improved time-to-market for new products/services, whether for existing companies or new entrants; and (iv) expertise to target, acquire and retain customers more effectively.

The Convergys strategy is to capture the growing demand for outsourced customer care and support services by focusing on the delivery of quality service and value to its clients and expanding its service offerings. CMG has served its top 10 clients, in terms of revenue, an average of 10 years. The Company believes that these long-term relationships reflect CMG’s commitment to delivering quality service to its clients. A key component of this commitment is CMG’s focus on the continuous improvement of its operations and client programs. The Company strives to manage effectively the productivity of contact center agents, agent attrition, as well as facility costs per workstation. In addition, CMG conducts internal research to identify employment factors that drive employee performance to gain insight on retaining high value employees. This focus on continuous improvement helps CMG lower its costs as well as provide quality service and value to its clients.

As evidenced by the recent expansion of its contact centers in India and the Philippines, the Company is striving to meet client demand for a highly educated workforce, lower costs and 24-hour coverage. Additionally, in response to the client and market demand, CMG entered the accounts receivable management market and expanded its business process outsourcing capabilities with the acquisition of Encore Receivable Management, Inc. (Encore). It expanded its business transformational capabilities and professional service offerings for the in-house and outsourced contact center industry with the acquisition of Finali Corporation (Finali). Finally, it expanded its learning outsourcing services to include innovative content development and delivery services through its acquisition of DigitalThink, Inc. (DigitalThink). CMG also has expanded its global payroll and benefits outsourcing capabilities with the acquisition of two companies in Singapore: Out-Smart.com Pte. Ltd. (Out-Smart.com) and i-Benefits Pte. Ltd. (i-Benefits). CMG now offers employee care services in all regions of the world and in 30 different languages.

Information Management Group

The communications industry continues to drastically change as a result of deregulation and advancements in technology. Product and service offerings provided by the communications industry have been broadened through recent advances in communication technologies, including Internet telephony, digital subscriber line connections (DSL), wireless application protocol (WAP), wireless fidelity (WiFi) and universal mobile telecommunications systems (UMTS). Deregulation in the United States led to increased competition between communications providers, who now offer multiple or convergent services, including local, long distance, wireless, cable, cable telephony, broadband and Internet. Outside of the United States, especially in Europe, Asia Pacific and Latin America, new communications providers have emerged as markets have opened to competition. Established carriers, who once dominated national markets, now face increased competition from these new entrants. As communications companies continue to expand their service offerings, the requirements of billing information systems are becoming increasingly complex. In order to remain competitive, many communications companies turn to third-party vendors, such as Convergys, for their billing information system needs.

Over the last few years, the communications industry has experienced one of the most difficult periods in its history. Communications companies have focused their attention on cost reduction and margin improvement, with lower investment in billing information systems. This has had an adverse impact on IMG’s revenues and operating margin. Although the sector appears to show signs of improvement, the Company believes that the information system needs of communication companies are changing. Where once it was believed that communication providers would replace their entire legacy billing systems with next-generation end-to-end billing systems, the market demand appears to have shifted to augmentation, versus replacement, of these legacy billing systems. In addition, there is more demand for flexible and compatible software products versus custom developed software systems.

IMG’s strategy is to achieve growth by delivering solutions of superior value to clients and increasing its addressable markets. During 2003, the Company introduced Infinys™, its modular and convergent business support system software. Infinys enables communications companies or operators to accelerate the delivery of new services for a wide range of offerings including voice, video and data services. In addition, in 2004, the Company acquired WhisperWire, Inc. (WhisperWire), a provider of industry-specific sales effectiveness software. The Company believes that the acquired software, PowerSeller®, closely complements Infinys and enables the Company to offer communications providers a complete solution to drive their sales process more effectively from the original lead-to-cash generation. In addition, the Company is expanding its consulting and professional service and managed service offerings.

Although a substantial majority of IMG’s revenues are currently derived from North American wireless and cable providers, IMG is targeting the North American wireline market, as well as exploring other markets outside of the communications sector. Furthermore, the Company realizes that a key element to IMG’s growth is increasing its share of the international billing market.

Products and Services

CMG

CMG provides outsourced customer care and employee care services for its clients utilizing its advanced information systems capabilities, human resource management skills and industry expertise, including:

Customer Care:

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

Accounts Receivable Management— CMG manages active and primary accounts through first and third party collection efforts. CMG services clients by: identifying and reminding early past-due customers during routine customer service interactions; minimizing bad debts through active account delinquency management; and salvaging revenue from recent charge-offs.

Sales Account Management—CMG is responsible for managing the entire customer relationship including obtaining current orders, increasing purchase levels, introducing new products, implementing product initiatives and handling all inquiries related to products, shipments and billing.

Business Process Outsourcing —CMG assists clients with the transformation of their customer care processes through the integration of automation, re-engineering and day-to-day operations. CMG can help clients optimize every customer interaction, from revenue generation through reduced cost per contact while maintaining or exceeding current quality levels.

Business Intelligence Solutions—CMG’s specially trained agents collect and analyze detailed customer contact data and help clients translate this data into valuable business intelligence. Once clients understand the factors behind customer contacts, they are better able to fix the reasons for contact, increase customer satisfaction and loyalty and possibly decrease contact volume.

Employee Care:

Benefits Administration—CMG manages and tracks benefits data, predicting benefits expenses and giving clients the business intelligence needed to improve benefits-related processes, services and costs. This includes: health and welfare, retirement services and pension administration, absence management, flexible spending account administration, carrier administration and tuition reimbursement.

Human Resource Administration—This consists of compensation administration, performance management, policy administration and employee record management.

Payroll—CMG payroll services range from end-to-end payroll outsourcing to targeted process management for each point between employee time entry and payroll check production. This includes: pay data management, payroll production, time and attendance, payroll tax administration, multi-jurisdictional administration and compliance and integrated global payroll reporting.

Recruiting and Staffing—CMG experts take responsibility for tactical recruitment functions, such as candidate sourcing, screening, tracking and interview scheduling. Human resource teams allow hiring managers to focus on finding the best matches for their jobs and improving the quality of every hire.

Learning—CMG provides its clients with training solutions, which can include Web-based training or instructor-led classroom training. Convergys customizes all training to address a company’s unique sales culture and specific projected sales objectives. To ensure success, the Company tailors all learning delivery methods to illustrate an organization’s distinctive products or services, customer profiles and target markets.

Convergys’ fully integrated customer care and employee care contact centers provide its clients’ customers and employees with a single point of contact. Phone and Web-based agent-assisted service channels provide for live agent interaction while allowing for the immediacy of interaction and the ability of agents, with the required level of expertise, to react to individual customer and employee needs. CMG delivers these services using a variety of tools including computer telephony integration, interactive voice response, advanced speech recognition, knowledge-based management and the Internet through agent-assisted and self-service channels. Self-service channels, including automated telephone-based and Web-based solutions, allow customers and employees to transact business or find their own assistance without the help of a live agent, 24 hours a day and 7 days a week.

CMG typically receives a fee based on staffing hours, number of contacts or participants handled. For a limited number of engagements where the client pays a fixed fee, revenues are recognized using the proportional performance method, straight-line method or upon final completion, based on specific facts and circumstances of the client arrangement. Supplemental revenues can sometimes be earned depending on service levels or achievement of certain performance measurement targets. The Company recognizes these supplemental revenues only after it has achieved the required measurement target. Additional fees are charged for service enhancements or system upgrades requested by clients.

IMG

IMG serves clients principally by providing and managing complex billing and information software that addresses all segments of the communications industry, including wireless, wireline, cable, cable telephony, broadband, direct broadcast satellite and the Internet. IMG’s component-based, next-generation framework supports the creation of billing and customer care solutions ranging from a single module to the combination of modules to a complete, end-to-end billing system. IMG’s global billing product portfolio gives its clients a flexible migration path to expand their billing systems without loss of their initial investment. IMG’s family of products includes:

Infinys™

Infinys software is Convergys’ modular and convergent business support system (BSS) software. Infinys software enables communications companies or operators to accelerate the launch and sale of new services for a wide range of services including voice, data and content services. Clients have the capability to integrate Infinys software applications and solutions with their in-house or third-party software to implement BSS solutions that support market innovation in their packaging of voice, data, video and content for residential and business customers. Infinys software provides business process functions that can replace a specific part of an operator’s BSS with a convergent software solution or a set of solutions that pre-integrate business critical applications. Once a single application or solution is implemented, additional extensions or applications can be easily configured and work seamlessly with existing Infinys software functionality since Infinys software is configured on a component-based architecture. Infinys software applications and solutions include:

Infinys Rating and Billing

This Infinys application delivers a customer-focused approach that repositions billing at the very heart of a business’ operations and strategies. Convergent by design and highly flexible, the Infinys application for rating and billing reduces time to market and achieves cost efficiencies through highly configurable applications rather than time-consuming or costly customizations. It is being used in a wide variety of industry sectors including wireline, wireless and cable.

Infinys Customer Order Management

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

Infinys Customer Order Management has enabled Convergys clients to implement enterprise-wide customer care, order and service management and/or product solutions via software components that integrate customer-facing operations with back-office operational support systems (OSS).

Infinys Mediation Management

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

Infinys Activation Management

This Infinys application helps to simplify and accelerate the activation process for convergent wireless, wireline, cable and broadband operators by providing an isolation layer between the operator’s billing system and the complex network infrastructure. This buffer separates an operator’s billing functions from network complexities, thereby accelerating activation.

Infinys Sales Effectiveness (PowerSeller ®)

To provide wireline, wireless and cable and broadband operators with sales effectiveness tools designed to significantly improve the sales interactions between an operator’s sales team and its customers, Convergys acquired WhisperWire and its PowerSeller software. PowerSeller can operate as a stand-alone application or be integrated with Infinys for a more complete lead-to-cash solution. As sales teams develop customer solutions, PowerSeller helps to ensure correct pricing, accurate promotion application, availability-based configuration and accurate product and service bundling.

Infinys Partner Relationship Management (PRM)

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

Atlys®

Atlys is a comprehensive, end-to-end billing and customer care solution that supports the needs of wireless network operators competing in a global wireless voice and data market. Atlys delivers value by enabling rapid new service development, ensuring complete revenue capture and by providing proven scalability to handle rapidly expanding subscriber bases.

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

In addition to the products described above, the Company also provides outsourced billing services using legacy applications (e.g., Macrocell, Cellware, Cablemaster®) that have been customized to meet specific client needs.

In 2004, 52.0% of IMG’s revenues were for data processing services generated from recurring monthly payments from its clients based upon the number of client subscribers, events or bills processed by IMG. Most of IMG’s wireless data processing agreements, which are typically for multiple years, are priced on a per subscriber, per event or per invoice basis. As the number of subscribers processed by IMG’s system increases, the average per unit price for the Company’s services typically decreases (i.e. volume discounts). Additionally, some of IMG’s wireless data processing agreements contain per subscriber rate reductions triggered by the passage of time, typically a contract anniversary date. Professional and consulting revenues consist of fees charged for installation, implementation, customization, enhancement and managed services. The Company invoices its clients for these services based on time and material costs at contractually agreed upon rates, or in some instances, for a fixed fee. License and support and maintenance revenues consist of fees related to IMG’s perpetual and term license arrangements. The Company invoices its clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. Fees for support and maintenance are charged in advance either on an annual, quarterly or monthly basis. International revenues consist of a mix of professional and consulting, license and support and maintenance revenues.

Clients

Both of the Company’s segments derive significant revenues from Cingular. Revenues from Cingular were 20.1%, 21.2% and 19.7% of the Company’s consolidated revenues for 2004, 2003 and 2002, respectively.

CMG

CMG principally focuses on developing long-term strategic outsourcing relationships with large companies in employee and customer intensive industries as well as governmental agencies. CMG focuses on these types of clients because of the complexity of services required, the anticipated growth of their market segments and their increasing need for more cost-effective customer care and employee care services. In terms of Convergys’ revenues, CMG’s largest clients during 2004 were Cingular, Comcast, DirecTV, Sprint PCS/IBM and the United States Postal Service.

IMG

IMG generally has multiple year contracts with its clients. In many cases, IMG is the client’s exclusive provider of billing services, or the contract requires the client to fulfill minimum annual commitments. IMG’s billing software platforms process billing information for a large portion of U.S. wireless subscribers. IMG also provides cable and direct broadcast satellite billing services both domestically and internationally. IMG’s cable billing systems also support bundled telephone and entertainment services provided by cable television system operators in the U.S. and Europe. In terms of Convergys’ revenues, IMG’s largest clients during 2004 were AT&T, ALLTEL, Cingular, Dobson Communications and Sprint PCS.

Operations

At December 31, 2004, CMG operated 63 contact centers with 24 hour per day, 7 day a week availability, with close to 35,000 production workstations and averaging approximately 70,000 square feet per center. New contacts centers are established to accommodate anticipated growth in business or in response to a specific customer need. The Company believes that its existing capacity in the U.S. and Canada is sufficient to meet near-term demand. However, with the growing demand for offshore services, the Company plans to continue to expand its offshore contact center capacity, particularly in India and the Philippines.

CMG’s contact centers employ advanced technology that integrates digital switching, intelligent call routing and tracking, proprietary workforce management systems, case management tools, proprietary software systems, computer telephony integration, interactive voice response, advanced speech recognition, Web-based tools and relational database management systems. This technology enables the Company to improve its call, Web and e-mail handling and personnel scheduling, thereby increasing its efficiency and enhancing the quality of the services it delivers to its clients and their customers and employees. With this technology, the Company is able to respond to changes in client call volumes and move call volume traffic based on agent availability. Additionally, the Company uses this technology to collect information concerning the contacts including number, response time, duration and results of the contact. This information is reported to the client on a periodic basis for purposes of monitoring quality of service and accuracy of the related billing.

The Company operates two billing data centers, one in Orlando, Florida, and the other in Cincinnati, Ohio, comprising, in total, approximately 170,000 square feet of space. The Company’s technologically advanced data centers provide 24 hour per day, 7 day a week availability (with redundant power and communication feeds and emergency power back-up supplied by diesel and turbine generators) and are designed to withstand most natural disasters. The facility infrastructure provides back-up capacity in the unlikely event that either data center becomes inoperative.

The capacity of the Company’s data center and contact center operations, coupled with the scalability of its billing and customer care and employee care systems, enables the Company to meet initial and ongoing needs of large-scale and rapidly growing companies and government entities. By employing the scale and efficiencies of common application platforms, the Company is able to provide client-specific enhancements and modifications without incurring many of the costs of a full custom application. This allows the Company to position itself as a value-added provider of billing, customer and employee support products and services.

Technology, Research and Development

The Company intends to continue to emphasize the design, development and deployment of scalable billing, customer care and employee care systems to increase its market share, both domestically and internationally. During 2004, the Company spent $77.5 million for research and development to advance the functionality, flexibility and scalability of its products and services. The majority of this spending reflects IMG’s commitment to further develop its Infinys™ solution. CMG’s success depends in part on its advanced technology, which helps maximize the utilization of CMG’s contact centers and increase the efficiency of its agents. As a result, the Company continues to invest in the enhancement and development of its contact center technology.

The Company’s intellectual property consists primarily of proprietary business methods and software systems protected under copyright law, by U.S. and foreign patents and applications, and by registered or pending trademarks and service marks.

The Company owns 24 patents, which protect technology and business methods used both to manage internal systems and processes effectively and to provide customer care and billing services to the Company’s clients. The first of these patents was issued in May 1998, while the most recent patent was granted in July 2004. These patents have a life of 17 years. Additional applications for U.S. and foreign patents currently are pending.

The Company’s name and logo and the names of its primary software products are protected by trademarks and service marks that are registered or pending in the U.S. Patent and Trademark Office and under the laws of more than 50 foreign countries.

Employees

The Company employs approximately 66,300 people, 61,500 of whom work for CMG, 4,000 of whom work for IMG, with the remainder working in various corporate functions.

Competition

The industries in which the Company operates are extremely competitive. The Company’s competitors include: (i) existing clients and potential clients with substantial resources and the ability to provide billing and customer care and employee care capabilities internally; (ii) other customer care and employee care companies, such as Accenture, ADP, APAC Customer Services, EDS, Fidelity, Hewitt Associates, IBM, Mellon Financial Corporation, SITEL, Sykes, TeleTech Holdings, Towers Perrin, West Teleservices and Wipro Spectramind; and (iii) other billing software and/or services companies such as Amdocs, CSG Systems, DST Systems and Portal Software. In addition, niche providers or new entrants could capture a segment of the market by developing new systems or services that could impact the Company’s market potential.

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

Cincinnati SMSA Limited Partnership, a provider of wireless communications in central and southwestern Ohio and northern Kentucky, conducts its operations as a part of Cingular Wireless LLC (Cingular), a joint venture between SBC Communications and BellSouth Corporation and the largest wireless provider in the United States. Cingular is the general partner and a limited partner with a partnership interest of approximately 53%. SBC Communications is the general partner and a limited partner of Cincinnati SMSA Tower Holdings LLC, an operator of cellular tower space, with a partnership interest of approximately 53%.

The general partners are authorized to conduct and manage the business of the Cellular Partnerships. The Company, as a limited partner, does not take part in the day-to-day management of the Cellular Partnerships by the general partners. Limited partners are entitled to their percentage share of earnings, losses and cash distributions.

The Company accounts for its interest in the Cellular Partnerships under the equity method of accounting. In 2004, the Company’s equity in earnings of the Cellular Partnerships was income of $2.0 million and the Company received $14.3 million from Cincinnati SMSA Limited Partnership, representing a partial return of capital contributions made by Convergys in 2003.

Item 2. Properties

The Company owns its corporate headquarters facility in downtown Cincinnati, Ohio and its office complex in Jacksonville, Florida.

The Company leases space for offices, data centers and contact centers on commercially reasonable terms. Domestic facilities are located in Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. International facilities are located in Australia, Brazil, Canada, China, England, France, Germany, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, Mexico, the Philippines, Portugal, Scotland, Singapore, Spain, Sri Lanka, Switzerland and Thailand. Upon the expiration or termination of any such leases, the Company could obtain comparable office space.

As discussed more fully in Note 12 of Notes to Financial Statements, the Company leases an office complex in Orlando, Florida under an agreement that expires June 2010. Upon termination or expiration, the Company must either purchase the property from the lessor for $65.0 million or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than the $65.0 million financed by the lessor, the Company has agreed under a residual value guarantee to pay the Lessor up to $55.0 million. If the office complex is sold to a third party for an amount in excess of $65.0 million, the Company is entitled to collect the excess.

IMG also leases some of the computer hardware, computer software and office equipment necessary to conduct its business. In addition, the remaining property of the Company is principally computer and communications equipment and software that does not lend itself to description by character and location of principal units. Other property of the Company is principally leasehold improvements. The Company depreciates its assets using the straight-line method over the assets estimated useful lives. Leasehold improvements are depreciated over the shorter of their estimated useful life or the term of the associated lease.

The Company believes that its facilities and equipment are adequate and have sufficient productive capacity to meet its current needs.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of the Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2004.

Executive Officers of the Registrant

The following information is included in accordance with the provisions for Part III, Item 10.

As of February 28, 2005, the Company’s management committee members were:

Name	Age	Title
James F. Orr (a)	59	Chairman of the Board, President and Chief Executive Officer

Karen R. Bowman	41	President, Employee Care

Thomas A. Cruz, Jr.	57	Senior Vice President, Human Resources and Administration

David F. Dougherty	48	Executive Vice President, Global Information Management

John C. Freker	46	President, Customer Management

William H. Hawkins II	56	Senior Vice President, General Counsel and Secretary

Stephen L. Robertson	53	President, Information Management International

Steven G. Rolls	50	Executive Vice President, Global Customer Management and Employee Care

Larry S. Schwartz	45	Executive Vice President, Global IMG Operations

Earl C. Shanks	48	Chief Financial Officer

(a)	Member of the Board of Directors and Executive Committee.

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

LARRY S. SCHWARTZ, Executive Vice President, Global IMG Operations since March 11, 2004; President, Information Management North America, 2003; Executive Vice President, Information Management North America, 2002-2003; Chief Executive Officer of E-Pen InMotion, 2001-2002; Group Vice President and General Manager of Compaq Telecom, 1997-2001.

EARL C. SHANKS, Chief Financial Officer since November 13, 2003; Senior Vice President and Chief Financial Officer of NCR Corporation, 2001-2003; Vice President of Corporate Finance of NCR Corporation, 1998-2001.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

Convergys Corporation (symbol: CVG) common shares are listed on the New York Stock Exchange. As of January 31, 2005, there were 14,272 holders of record of the 142,112,628 common shares of the Company, excluding amounts held in treasury (175,421,985 outstanding common shares of the Company, of which 33,309,357 were held in Treasury).

The high, low and closing prices of its common shares for each quarter in 2004 and 2003 are listed below:

Quarter		1st		2nd		3rd		4th
2004	High Low Close	$ $ $	19.96 14.73 15.20	$ $ $	17.32 14.01 15.40	$ $ $	15.38 12.30 13.43	$ $ $	15.31 12.42 14.99

2003	High Low Close	$ $ $	16.50 11.30 13.20	$ $ $	18.38 12.75 16.00	$ $ $	19.60 15.23 18.34	$ $ $	20.80 13.71 17.46

The Company did not declare any dividends during 2004 or 2003 and does not anticipate doing so in the near future.

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of up to 10 million of its common shares. On April 2, 2003, the Board of Directors authorized the additional repurchase of up to 10 million of its common shares. The Company repurchased 15.5 million shares of Convergys stock for $222.2 pursuant to these authorizations. The Company may repurchase 4.5 million additional shares pursuant to these authorizations.

Equity Plans

The Executive Compensation section is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 19, 2005.

Item 6. Selected Financial and Operating Data

(Amounts in Millions Except Per Share Amounts)	2004	2003	2002	2001	2000
Results of Operations
Revenues	$2,487.7	$2,288.8	$2,286.2	$2,320.6	$2,196.6
Costs and expenses (1)	2,302.2	1,996.4	2,032.9	2,044.0	1,876.0

Operating income	185.5	292.4	253.3	276.6	320.6
Equity in earnings (loss) of Cellular Partnerships (2)	2.0	(12.6)	6.4	6.4	20.5
Other income (expense), net (3)	(3.8)	(1.3)	(4.3)	(8.1)	2.2
Interest expense	(10.3)	(6.9)	(11.0)	(20.0)	(33.1)

Income before income taxes	173.4	271.6	244.4	254.9	310.2
Income taxes	61.9	100.0	98.5	116.1	121.0

Net income	$111.5	$171.6	$145.9	$138.8	$189.2

Earnings per share:
Basic	$0.79	$1.18	$0.90	$0.82	$1.13
Diluted	$0.77	$1.15	$0.88	$0.80	$1.09

Weighted average common shares outstanding:
Basic	141.4	145.7	162.9	169.4	167.6
Diluted	145.4	148.8	166.1	174.4	174.2
Financial Position
Total assets	$2,208.1	$1,810.2	$1,619.5	$1,742.9	$1,804.1
Total debt	351.7	134.8	55.3	133.5	292.0
Shareholders’ equity	1,285.3	1,151.7	1,134.5	1,234.8	1,132.2

Other Data

Cash provided (used) by:
Operating activities	$195.4	$373.5	$443.3	$344.0	$197.0
Investing activities	(364.9)	(237.2)	(119.2)	(150.4)	(214.2)
Financing activities	190.7	(111.3)	(353.0)	(201.8)	21.1
Free cash flows (4)	114.2	174.7	222.5	325.5	54.4

(1)	This includes restructuring, impairment and other charges. As disclosed in Notes 4 of Notes to Financial Statements, the Company recorded $1.0 into earnings in 2003, due to a change in accounting estimate, and $30.4, $107.7 and $89.8 of charges related to business restructuring, asset impairment and other charges during 2004, 2002 and 2001, respectively.
(2)	Equity in earnings (loss) of Cellular Partnerships includes a $9.9 ($6.4 after tax) loss from the settlement of a lawsuit during 2003.
(3)	Other income (expense), net in 2001 includes a write-down of equity investments of $6.5 ($6.5 after tax).
(4)	Free cash flows are not defined under accounting principles generally accepted in the United States and are calculated as cash flows from operations excluding the impact of the accounts receivable securitization less capital expenditures. Free cash flows are presented as an alternative measure of the Company’s ability to generate cash flows. For more detail and a reconciliation of cash flows from operations to free cash flows, see the Financial Condition, Liquidity and Capital Resources section of this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in Millions Except Per Share Amounts)

Overview

Convergys Corporation (the Company or Convergys) is a global leader in the provision of outsourced customer care, employee care and integrated billing software services. The Company has two reporting segments: (i) the Customer Management Group (CMG), which provides outsourced customer care and employee care services; and (ii) the Information Management Group (IMG), which provides outsourced billing and information services and software.

CMG

CMG provides outsourced customer care and employee care services for its clients utilizing its advanced information systems capabilities, human resource management skills and industry expertise. In its multi-channel contact centers, CMG service agents provide a full range of customer care and employee care services including initial product information requests, customer retention initiatives, technical support inquiries for consumers and business customers, staffing, benefits administration, learning, payroll administration and general human resource and administration services.

CMG typically recognizes revenues as services are performed based on staffing hours, number of contacts or participants handled by CMG. For a limited number of engagements where the client pays a fixed fee, revenues are recognized using the proportional performance method, straight-line method or upon final completion, based on specific facts and circumstances of the client arrangement. Supplemental revenues can sometimes be earned depending on service levels or achievement of certain performance measurement targets. The Company recognizes these supplemental revenues only after it has achieved the required measurement target.

CMG continues to face challenges including pricing pressure, the negative impact of the weakened U.S. dollar versus Canadian dollar and realizing the returns its expects from its ongoing investment in its employee care operations. Despite these challenges, the Company believes that it can continue to capitalize on the trend of large companies and governmental agencies turning to outsourcers to provide cost-effective, high quality customer support and employee care solutions. The Convergys strategy is to capture the growing demand for outsourced customer care and support services by focusing on the delivery of quality service and value to its clients and expanding its service offerings. CMG has served its top 10 clients, in terms of revenue, an average of 10 years. The Company believes that these long-term relationships reflect CMG’s commitment to delivering quality service to its clients.

As evidenced by the recent expansion of its contact center capacity in India and the Philippines, the Company is striving to meet client demand for a highly educated workforce, lower costs and 24-hour coverage. Additionally, in response to the client and market demand, CMG entered the accounts receivable management market and expanded its business process outsourcing capabilities with the acquisition of Encore Receivable Management, Inc. (Encore). It expanded its business transformational capabilities and professional service offerings for the in-house and outsourced contact center industry with the acquisition of Finali Corporation (Finali). Finally, it expanded its learning outsourcing services to include innovative content development and delivery services through its acquisition of DigitalThink, Inc. (DigitalThink). CMG also has expanded its global payroll and benefits outsourcing capabilities with the acquisition of two companies in Singapore: Out-Smart.com Pte. Ltd. (Out-Smart.com) and i-Benefits Pte. Ltd. (i-Benefits).

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

In 2004, 52.0% of IMG’s revenues were for data processing services generated from recurring monthly payments from its clients based upon the number of client subscribers or bills processed by IMG in its data centers. Most of IMG’s wireless data processing agreements, which are typically for multiple years, are priced on a monthly, per subscriber or per event basis. Professional and consulting services for installation, implementation, customization, enhancement and managed services accounted for 16.4% of IMG’s 2004 revenues. The Company invoices its clients for these services based on time and material costs at contractually agreed upon rates, or in some instances, for a fixed fee. IMG’s remaining revenues were primarily from software license arrangements and international sales. License and support and maintenance revenues reflect fees earned under perpetual and term license arrangements. The Company invoices its clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. Fees for support and maintenance normally are charged in advance either on an annual, quarterly or monthly basis. International revenues consist of a mix of professional and consulting, license and support and maintenance revenues.

Over the last few years, the communications industry has experienced one of the most difficult periods in its history. Communications companies have focused their attention on cost reduction and margin improvement, with lower investment in billing information systems. This has had an adverse impact on IMG’s revenues and operating margin. Although the sector appears to show signs of improvement, the Company believes that the information system needs of communication companies are changing. Where once it was believed that communication providers would replace their entire legacy billing systems with next-generation end-to-end billing systems, the market demand appears to have shifted to augmentation, versus replacement, of these legacy billing systems. Furthermore, communication providers are demanding flexible and compatible software products versus custom developed software systems.

In order to meet this demand, Convergys continues to invest in research and development. During 2003, the Company introduced Infinys, its modular and convergent business support system software. Infinys enables communications companies or operators to accelerate the delivery of new services for a wide range of offerings including voice, video and data services. In addition, in 2004, the Company acquired WhisperWire, Inc. (WhisperWire), a provider of industry-specific sales effectiveness software. The Company believes that the acquired software, PowerSeller®, closely complements Infinys and enables the Company to offer communications providers a complete solution to drive their sales process more effectively from the original lead-to-cash generation. In addition, the Company is expanding its consulting and professional service and managed service offerings.

Despite the challenges facing both segments, the Company believes that its prospects for future growth are strong and its financial structure and condition are solid. At December 31, 2004, total capitalization was $1,637.0, consisting of $351.7 of short-term and long-term debt and $1,285.3 of equity.

Results of Operations

Consolidated Results

	2004	2003	% Change 04 vs. 03	2002	% Change 03 vs. 02
Revenues	$2,487.7	$2,288.8	9	$2,286.2	—

Costs and Expenses:
Costs of products and services (1)	1,542.0	1,320.9	17	1,264.9	4
Selling, general and administrative expenses	511.1	458.2	12	409.5	12
Research and development costs	77.5	94.3	(18)	113.7	(17)
Depreciation	119.1	108.9	9	122.7	(11)
Amortization	22.1	15.1	46	14.4	5
Restructuring and impairment charges	30.4	(1.0)	—	107.7	—

Total costs and expenses	2,302.2	1,996.4	15	2,032.9	(2)

Operating Income	185.5	292.4	(37)	253.3	15

Equity in earning of Cellular Partnerships	2.0	(12.6)	—	6.4	—
Other income (expense), net	(3.8)	(1.3)	—	(4.3)	(70)
Interest expense	(10.3)	(6.9)	49	(11.0)	(37)

Income Before Income Taxes	173.4	271.6	(36)	244.4	11
Income taxes	61.9	100.0	(38)	98.5	2

Net Income	$111.5	$171.6	(35)	$145.9	18

Diluted Earnings Per Common Share	$0.77	$1.15	(33)	$0.88	31

(1)	Exclusive of depreciation and amortization, with the exception of amortization of deferred charges as disclosed in Note 2 of Notes to Financial Statements.

2004 vs. 2003

The Company’s 2004 revenues totaled $2,487.7, a 9% increase compared to $2,288.8 in 2003. The revenue increase is attributable to a 16% increase in CMG revenues, partially offset by a 5% decrease at IMG. The Company’s 2004 operating income and operating margin were $185.5 and 7.5% versus $292.4 and 12.8% in the prior year, respectively. These decreases reflect the impact of pricing pressure affecting both segments, expenses incurred with the ramp of CMG’s employee care operations and increased costs associated with recently implemented large outsourcing clients. In addition, 2004’s operating margin was negatively impacted by a net restructuring charge of $30.4 recorded in the fourth quarter of 2004, as well as increased stock compensation expense, recorded at corporate resulting from restricted stock units awarded to employees in April 2004 pursuant to the Company’s long-term incentive plan, in lieu of stock options. Partially offsetting these items was the impact of realized economies of scale driven by CMG’s growth and savings realized through CMG’s continuous improvement initiatives, as well as lower research and development and selling, general and administrative expenses incurred at IMG.

As a percentage of revenues, costs of products and services increased to 62.0% from 57.7% in the prior year. This reflects the impact of pricing changes affecting both segments, as well as increased costs associated with large CMG clients that have been recently implemented. This was partially offset by the impact of revenues generated by CMG’s offshore contact centers, reflecting client demand, as well as savings realized through cost reduction initiatives. The 12% increase in selling, general and administrative expenses was principally due to further expansion in CMG’s operations, partially offset by lower spending at IMG. Amortization expense increased 46%, reflecting intangible assets acquired in connection with recent acquisitions. Depreciation expense increased 9% reflecting CMG’s investment in its worldwide contact center capacity, depreciation of the Company’s recently acquired headquarters facility and assets acquired in connection with recent business combinations. Research and development expenses decreased 18% as a result of lower spending at IMG.

As discussed more fully under the heading, “Restructuring and Impairment Charges,” the Company incurred a net restructuring charge of $30.4 in the fourth quarter of 2004. This compares to the $1.0 reversed into income during 2003 as a change in accounting estimate of the restructuring charge originally taken in 2002.

In 2004, the Company recorded equity in earnings in the Cellular Partnerships of $2.0 compared to an equity loss of $12.6 in 2003. During the first quarter of 2003, the general partner of Cincinnati SMSA Limited Partnership, a provider of wireless communications of which the Company owns 45%, settled a lawsuit against the partnership for $22.0. The Company’s share of this loss was $9.9, which it recorded as a loss from its equity investment in the partnership.

Interest expense increased 49% in 2004 from the prior year, reflecting higher levels of debt and higher interest rates. Other expense increased to $3.8 from $1.3, primarily reflecting foreign currency exchange losses. The Company’s effective tax rate was 35.7% for 2004 versus 36.8% for 2003.

As a result of the foregoing, 2004 net income was $111.5, a 35% decrease from $171.6 in 2003. Earnings per diluted share decreased by 33% to $0.77 from $1.15 in 2003. This includes the $30.4 ($21.0 after tax or $0.14 per diluted share) of restructuring expenses incurred in 2004, $9.9 ($6.4 after tax or $0.04 per diluted share) equity loss resulting from the partnership settlement in 2003 and the effect of $1.0 ($0.6 after tax or $0.00 per diluted share) in the restructuring accrual reversal recorded in 2003.

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

As discussed more fully under the heading, “Restructuring, Impairment and Other Charges,” the Company incurred $107.7 in restructuring, impairment and other charges in 2002, of which $1.0 the Company reversed into income in 2003 as a change in accounting estimate.

The increase in costs of products and services principally was due to higher sales volume and direct labor costs at CMG, partially offset by savings that resulted from the restructuring actions that the Company initiated during the fourth quarter of 2002. As a percentage of revenues, 2003 costs of products and services increased to 57.7% from 55.3% in the prior year. The increase in selling, general and administrative expenses, which as a percentage of revenues increased to 20.0% during 2003 versus 17.9% in the prior year, reflects higher medical and benefit costs and further expansion of IMG’s international operations and CMG’s employee care operations. Research and development expenses decreased as a result of lower spending at both IMG and CMG. The decrease in depreciation expense was principally due to a reduction in capital expenditures at IMG.

Including the impact of the lawsuit settled by the general partner of Cincinnati SMSA Limited Partnership, the Company incurred an equity loss of $12.6 in 2003 versus equity earnings of $6.4 in 2002.

Interest expense decreased 37% in 2003 from the prior year, resulting from lower interest rates. The Company’s effective tax rate was 36.8% for 2003 versus 40.3% during 2002. The effective tax rate in 2002 was higher principally due to valuation allowances that were provided against foreign operating loss carryforwards.

As a result of the foregoing, 2003 net income was $171.6, an 18% increase from $145.9 in 2002. Earnings per diluted share increased by 31% to $1.15 from $0.88 in 2002. This includes the $9.9 ($6.4 after tax or $0.04 per diluted share) equity loss resulting from the partnership settlement in the first quarter of 2003. Additionally, this reflects the effect of $1.0 ($0.6 after tax or $0.00 per diluted share) in the restructuring accrual reversal and $107.7 ($76.8 after tax or $0.46 per diluted share) in restructuring and impairment charges recorded in 2003 and 2002, respectively. Weighted average diluted shares outstanding decreased to 148.8 from 166.1 as a result of the shares that were repurchased by the Company during 2003 and 2002, as discussed more fully in Note 10 of Notes to Financial Statements.

Customer Management Group

	2004	2003	% Change 04 vs. 03	2002	% Change 03 vs. 02
Revenues:
Communications	$986.6	$932.1	6	$923.0	1
Technology	168.8	160.8	5	196.7	(18)
Financial services	197.5	131.2	51	97.2	35
Other	386.3	280.8	38	180.6	55

Total revenues	1,739.2	1,504.9	16	1,397.5	8

Costs and Expenses:
Costs of products and services	1,140.0	943.5	21	858.3	10
Selling, general and administrative expenses	370.8	296.2	25	266.8	11
Research and development costs	10.2	6.5	57	10.7	(39)
Depreciation	76.3	70.6	8	72.0	(2)
Amortization	11.4	8.8	30	8.7	1
Restructuring and impairment charges	(0.9)	—	—	46.3	—

Total costs and expenses	1,607.8	1,325.6	21	1,262.8	5

Operating Income	$131.4	$179.3	(27)	$134.7	33

2004 vs. 2003

Revenues

Convergys CMG’s revenues were $1,739.2, a 16% increase from 2003. This reflects increased revenues from several clients as described below in more detail. Approximately 27% of the increase is attributable to the business combinations made by CMG during 2004. This was partially offset by the impact of pricing changes, as well as lower spending by other clients.

Revenues from communications clients were $986.6 during 2004, a 6% increase compared to the prior year. This reflects revenues from the Sprint/IBM arrangement, as well as a 10% increase in revenues from CMG’s largest wireless client. This was partially offset by a 44% reduction in spending by CMG’s largest wireline client. Technology service revenues increased 5% to $168.8 compared to the prior year, reflecting increased spending by CMG’s largest software client and two network hardware clients, partially offset by lower revenues from two PC equipment clients. Revenues from financial service clients increased 51% to $197.5, reflecting the impact of CMG’s acquisition of Encore and increased revenues from several financial institutions. Other revenues were $386.3, an increase of 38% compared to the prior year. This resulted from revenues generated from the United States Postal Service, a new large global industrial client, the State of Florida and a new pharmaceutical client.

Costs and Expenses

The 21% increase in CMG’s costs of products and services, reflects, in part, the higher volume of revenues. As a percentage of revenues, cost of providing services increased to 65.5% compared to 62.7%, reflecting increased costs associated with recently implemented large outsourcing clients and the impact of pricing pressure. Additionally, CMG’s costs of products and services increased approximately $13 compared to 2003, as a result of the weakening of the U.S. dollar versus the Canadian dollar netted by gains realized from the settlement of CMG’s Canadian dollar forward exchange contracts. These items were partially offset by the favorable impact of revenues generated by CMG’s offshore contact centers and savings realized through CMG’s continuous improvement initiatives.

Selling, general and administrative expenses were $370.8 in 2004, a 25% increase compared to the prior year. This reflects expenses incurred by the operations acquired by CMG during 2004, expenses incurred with the ramp of CMG’s employee care operations and increased costs associated with CMG’s expansion of its offshore facilities. As a percentage of revenues, selling, general and administrative expenses increased to 21.3% in 2004 versus 19.7% in 2003. This increase can be attributed in large part to CMG’s commitment to grow its employee care operations including the dilutive impact of its DigitalThink acquisition.

CMG’s research and development expenses were $10.2 compared with $6.5 in 2003, reflecting continued investment in its learning and speech recognition platforms. Depreciation expense increased 8% during 2004, reflecting additional depreciation resulting from CMG’s investment in its offshore contact centers and recent acquisitions, partially offset by savings realized through restructuring initiatives. Amortization expense increased 30% to $11.4, reflecting intangible assets acquired in connection with recent business combinations. Additionally, as discussed in further detail under the heading, “Restructuring and Impairment Charges,” CMG incurred a restructuring credit of $0.9 in 2004.

Operating Income

As a result of the foregoing, CMG’s 2004 operating income and margin decreased to $131.4 and 7.6%, compared with $179.3 and 11.9% in 2003. This includes a net restructuring credit of $0.9 recorded in the fourth quarter of 2004.

2003 vs. 2002

Revenues

During 2003, CMG continued to capitalize on the growing trend of large companies and governmental agencies turning to outsourcers to provide cost-effective, high quality customer care and employee care services. Additionally, CMG benefited from the market’s growing demand for offshore services. However, despite its overall increase in revenues, CMG continued to face increasing pricing pressure. CMG’s 2003 revenues were $1,504.9, an 8% increase compared to 2002. This reflects increased levels of business with many of its top 20 clients, including several clients in the financial services sector, as well as revenues resulting from customer care services provided to the United States Postal Service and employee care services provided to the State of Florida. Also contributing to the increase was the July 2002 acquisition of Speech Solutions, a division of iBasis, Inc., which generated revenues of $21.5 in 2003 compared to $9.8 recognized from the date of acquisition through December 31, 2002. This was offset by $15.5 in lower revenues associated with the divestiture of two international contact centers in 2002. Revenues from communications clients were $932.1 during 2003, an increase of 1% compared to 2002. This reflects 38% growth in services provided to CMG’s largest wireless client, offset by a 30% reduction in spending by CMG’s largest long distance client. Technology service revenues decreased 18% compared to 2002, reflecting a 16% decrease in spending by CMG’s largest software client, offset by higher revenues from CMG’s largest Internet client. Revenues from financial services clients increased 35% to $131.2 as a result of an increase in volume from three of CMG’s largest clients in the financial services sector. Other revenues increased 55% compared to 2002, reflecting revenues generated from outsourcing services provided to the United States Postal Service and the State of Florida.

Costs and Expenses

CMG’s costs of products and services increased 10% from 2002 to $943.5, reflecting the higher volume of revenues and an approximate 2 point increase in direct labor costs as a percentage of revenues. The increase in direct labor costs as a percentage of revenues resulted from pricing pressure and higher wage, medical and benefit costs, partially offset by lower labor costs incurred as a result of increased utilization of CMG’s offshore contact centers in India. Selling, general and administrative expenses were $296.2 in 2003, an 11% increase compared to the prior year, reflecting higher medical and benefit costs, start-up costs associated with CMG’s expansion of its offshore facilities in India and the Philippines and approximately $18 in increased costs incurred in connection with further investment in CMG’s employee care business. This was partially offset by $9.2 in cost savings realized through restructuring activities initiated during the fourth quarter of 2002. Also, during 2003, CMG’s combined costs of products and services and selling, general and administrative expenses increased approximately $26 compared to 2002, as a result of the weakening of the U.S. dollar versus the Canadian dollar, where CMG operates a significant portion of its contact center capacity. However, this was mostly offset by gains that resulted from the settlement and maturity of CMG’s Canadian dollar forward exchange contracts. CMG’s research and development expenses decreased 39% to $6.5 from 2002, as CMG concentrated more of its technical resources on client service and administration rather than on research and development initiatives. Additionally, as discussed in further detail under the heading, “Restructuring, Impairment and Other Charges,” CMG incurred $46.3 in restructuring and impairment charges in 2002.

Operating Income

As a result of the foregoing, CMG’s 2003 operating income and margin increased to $179.3 and 11.9%, up from $134.7 and 9.6% in 2002.

Information Management Group

	2004	2003	% Change 04 vs. 03	2002	% Change 03 vs. 02
Revenues:
Data processing	$389.2	$458.0	(15)	$530.6	(14)
Professional and consulting	122.5	95.8	28	169.5	(43)
License and other	77.1	58.3	32	57.2	2
International	159.7	171.8	(7)	131.4	31

External revenues	748.5	783.9	(5)	888.7	(12)
Intercompany revenues	—	4.8	—	10.5	(54)

Total revenues	748.5	788.7	(5)	899.2	(12)

Costs and Expenses:
Costs of products and services	403.0	383.2	5	417.1	(8)
Selling, general and administrative expenses	135.9	161.4	(16)	145.2	11
Research and development costs	67.2	87.8	(23)	103.0	(15)
Depreciation	32.9	30.6	8	42.9	(29)
Amortization	10.7	6.3	70	5.7	11
Restructuring and impairment	25.8	—	—	53.6	—

Total costs and expenses	675.5	669.3	1	767.5	(13)

Operating Income	$73.0	$119.4	(39)	$131.7	(9)

2004 vs. 2003

Revenues

Convergys IMG’s external revenues decreased 5% to $748.5 in 2004 from $783.9 in 2003. Revenues from IMG’s recent acquisitions accounted for approximately 8% of revenue in 2004. Data processing revenues of $389.2 decreased 15% from the prior year. This decrease reflects lower average wireless subscriber processing rates and the transition of Verizon subscribers from Convergys’ billing system during the second quarter of 2003. Additionally, the decrease reflects the elimination of bill finishing services provided to a wireless client that had minimal impact on operating margin. This was partially offset by data processing revenues resulting from the acquisition of certain billing assets from ALLTEL (ALLTEL acquisition), a full year of revenue from Dobson Communications, who was not fully ramped during 2003, and a 7% increase in wireless subscribers for the clients the Company supports.

Professional and consulting revenues of $122.5 increased 28% from the prior year. This reflects revenues generated as a result of the ALLTEL acquisition, partially offset by lower spending from various wireless clients. License and other revenues increased 32% to $77.1 from the prior year, reflecting a new license arrangement with a large North American wireless provider and expanded relationships with several of Convergys’ cable clients. International revenues of $159.7 decreased 7% from 2003. This decrease was due to lower revenues resulting from the prior year suspension of a system implementation by a European wireless client and lower license and related implementation revenues from IMG’s Asian Pacific operations. This was partially offset by the favorable impact of foreign currency exchange fluctuation and revenues generated from new or expanded license arrangements with several European clients.

Costs and Expenses

IMG’s costs of products and services increased 5% in 2004 versus 2003. As a percentage of external revenues, costs of products and services increased to 53.8% in 2004 compared with 48.9% in the prior year. This reflects the negative impact of lower data processing revenues, partially offset by savings realized through cost reduction initiatives. The change in costs of products and services also reflects approximately $20 in lower bill finishing costs, as well as incremental operating costs incurred as a result of the ALLTEL acquisition.

Selling, general and administrative expenses decreased 16% from prior year. As a percentage of revenues, these expenses decreased to 18.2% in 2004 from 20.6% in 2003, reflecting savings realized through restructuring and other cost reduction initiatives. Research and development expenses decreased 23%, reflecting savings resulting from restructuring initiatives. Amortization expense increased 70%, reflecting amortization of intangible assets acquired in connection with IMG’s recent business combinations. Additionally, as discussed in further detail under the heading, “Restructuring and Impairment Charges,” IMG incurred $25.8 in restructuring charges in 2004.

Operating Income

As a result of the foregoing, operating income and operating margin decreased to $73.0 and 9.8% from $119.4 and 15.2% in the prior year. This includes the 2004 restructuring charge of $25.8.

2003 vs. 2002

Revenues

IMG’s 2003 external revenues were $783.9, a 12% decrease from 2002. Data processing revenues decreased 14% in 2003 compared to 2002, reflecting a 4% decrease in the number of year-over-year wireless subscribers processed, a lower wireless average per subscriber processing rate and a decrease in wireline revenues. This was partially offset by a 16% increase in cable data processing revenues. The decrease in wireless subscribers resulted from subscribers transferred off IMG’s system to clients’ in-house systems during the third quarter of 2002 and the second quarter of 2003. This was partially offset by nominal subscriber growth by IMG’s other wireless clients and revenues from Dobson Communication, who was migrated to IMG’s system during the second half of 2003. Wireless average per subscriber processing rates decreased due to contractual subscriber rate reductions and a change in mix to a greater proportion of business with IMG’s larger clients, for whom the Company charged lower rates due to their significantly higher volumes. The decrease in wireline data processing revenues represents the impact of lower pricing granted to a client in connection with a contract extension. The increase in cable data processing revenues reflects services provided to a new client.

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

Costs and Expenses

IMG’s costs of products and services decreased 8% to $383.2 in 2003 compared to 2002, reflecting savings resulting from actions taken as a result of the restructuring announced in the fourth quarter 2002. Selling, general and administrative expenses increased 11%, reflecting IMG’s further expansion in its international operations, particularly in the Asian Pacific and Latin American markets, as well as increased benefit costs. Research and development expenses decreased 15%, reflecting savings resulting from restructuring initiatives. Depreciation expense decreased 29%, reflecting a reduction in capital expenditures, $2.6 in lower depreciation resulting from assets that were disposed of during the fourth quarter of 2002 and $2.1 of depreciation related to assets that were transferred from IMG to the Company’s corporate operations at the beginning of 2003. Additionally, as discussed in further detail under the heading, “Restructuring, Impairment and Other Charges,” IMG incurred $53.6 in restructuring and impairment charges in 2002.

Operating Income

As a result of the foregoing, IMG’s operating income decreased to $119.4 in 2003 from $131.7 in 2002, and operating margin increased to 15.2% in 2003 from 14.8% in the prior year.

Restructuring and Impairment Charges

As discussed more fully in Note 4 to Notes to Financial Statements, the Company recorded the following restructuring and impairment charges:

2004

In order to streamline its operations and cost structure while strengthening its prospects for long-term growth, the Company initiated a restructuring plan during the fourth quarter of 2004 that is expected to affect approximately 600 professional and administrative employees worldwide. This resulted in a severance charge of $36.7, $32.3 of which is cash related. $3.3 of the charge reflects a non-cash charge resulting from the modification and acceleration of equity-based awards. The remaining $1.1 of the charge consists of a curtailment charge related to the Company’s supplemental executive retirement plan and special termination benefit charges related to the Company’s postretirement plans. When all the actions are completed in 2005, the Company expects the annualized savings to exceed $50.

The reduction in force is taking place through a combination of voluntary and involuntary separations. The severance benefits for the involuntary separations are being paid pursuant to the Company’s existing severance plans or employment agreements. The voluntary separations were substantially complete in 2004. The Company began the involuntary separations in 2004 and expects them to be substantially completed by the end of the second quarter of 2005. As of December 31, 2004, the Company had completed 80 of the headcount reductions and had paid $5.4 of the expected $32.3 in cash severance costs.

Also in the fourth quarter of 2004, the Company reversed $6.3 of its facility abandonment costs relating to the fourth quarter of 2002 restructuring plan. The Company’s Laredo, Texas contact center is being reopened to support a new, large, outsourcing agreement with a communications provider that was signed in December 2004.

As a result of the severance costs and facility cost reversal, the Company recorded a net restructuring charge of $30.4 ($21.0 after-tax) in the fourth quarter of 2004. The net charge by segment was as follows:

	IMG	CMG	Corp.	Total
Severance costs	$25.8	$5.4	$5.5	$36.7
Facility closure costs	—	(6.3)	—	(6.3)

Net Restructuring	$25.8	$(0.9)	$5.5	$30.4

2003 and 2002

As discussed more fully in the “Business Restructuring and Asset Impairment” section of the Notes to Financial Statements, the Company initiated a restructuring plan during the fourth quarter of 2002 that included a reduction in headcount affecting professional and administrative employees worldwide and the consolidation or closure of certain CMG and IMG facilities. The restructuring plan resulted in $26.0 of severance costs, $49.5 of facility abandonment costs associated with ongoing lease obligations and $6.7 of asset impairment for the disposal of leasehold improvements and equipment for the facilities that the Company had abandoned by the end of 2002. Additionally, the Company recorded $12.7 in asset impairments, consisting principally of software that was not deployed or further marketed.

During the fourth quarter of 2002, CMG also recorded $12.8 of additional facility abandonment costs associated with the contact centers that were closed in connection with a restructuring plan initiated by CMG during the third quarter of 2001.

The facility abandonment component of the charge is equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. The Company used estimates, based on consultation with real estate advisors, to arrive at the proceeds from any future sublease agreements. The Company will continue to evaluate its estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges in the future.

During the fourth quarter of 2003, the Company reversed $1.5 of facility abandonment costs due to such costs being lower than originally anticipated. This was partially offset by $0.5 in additional severance costs. These items increased 2003 operating income, net income and earnings per diluted share by $1.0, $0.6 and $0.00, respectively.

These actions are expected to result in cash costs of $82.0, of which the Company had spent $49.4 through 2004 related principally to facility abandonment costs and severance payments. These initiatives resulted in approximately 1,350 headcount reductions. The remaining $32.6 reflects facility abandonment costs, which will be paid over several years until the leases expire.

Restructuring liability activity for the 2002 plan consisted of the following:

	2004	2003
Balance at January 1	$59.2	$84.9
Reversal	(6.3)	(1.0)
Severance payments	(4.6)	(18.8)
Lease termination payments	(15.7)	(8.4)
Other	—	2.5

Balance at December 31	$32.6	$59.2

Client Concentration

Convergys’ five largest clients accounted for 45.8% of its revenues in 2004, down from 51.7% in 2003. The risk posed by this revenue concentration is reduced somewhat by the long-term contracts the Company has with some of its largest clients. The Company serves Cingular, its largest client with 20.1% of 2004 revenues; Sprint PCS, the Company’s third largest client; Comcast, the Company’s fourth largest client: and AT&T, the Company’s fifth largest client, under information management and customer management contracts. It should be noted that beginning in February 2004, the customer care services provided to Sprint PCS are through a contract between IBM and Sprint PCS, whereby the Company serves as a subcontractor to IBM. DirecTV, its second largest client in 2004, is served by the Company under a customer management contract. Volumes under certain of the Company’s long-term contracts are subject to variation based, among other things, on the clients’ spending on outsourced customer support and subscriber levels.

AT&T Wireless was acquired by Cingular Wireless on October 26, 2004. Additionally, Sprint PCS has announced its tentative agreement to acquire Nextel Communications and SBC Communications has announced its tentative agreement to acquire AT&T. See further discussion of risk associated with client consolidation under the “Risks Relating to Convergys and Its Business” section of Management Discussion and Analysis.

Business Outlook

For the full year 2005, the Company expects revenues to grow approximately 10% versus 2004. As a result of several large outsourcing agreements won over the past twelve months, as well as CMG’s entry in the collections market, CMG’s revenue growth should continue. For the first quarter of 2005, the Company expects CMG’s revenues to grow roughly 20% from the prior year. Approximately two thirds of this growth should be organic, with the remaining being derived from businesses acquired by CMG during 2004. Driven by growth in professional and consulting services and license sales, IMG’s 2005 revenues are expected to begin growing compared to 2004. For the first quarter of 2005, IMG revenues should be roughly flat with prior year as growth in professional and consulting and license revenues should be offset by a decrease in data processing revenues.

Both IMG and CMG will continue to face competition within the industries in which they operate. As a result, the trend of granting contract rate reductions in exchange for extensions of existing contractual relationships may continue, which could result in a negative near-term impact on the Company’s revenues, operating income and/or cash flow.

Operating income in 2005 is expected to grow somewhat faster than revenues, even after excluding the fourth quarter 2004 restructuring charge. As a result of U.S.-based customer care clients using CMG’s contact center capacity in Canada, CMG’s operating margin will continue to experience pressure associated with the weakening of the U.S. dollar versus the Canadian dollar. Additionally, CMG’s margins will be negatively impacted by higher employee benefit and compensation costs. However, despite these pressures, CMG’s operating margin should increase from 2004 as CMG continues to grow revenue, streamline its cost structure and begin to realize benefits from its investments in its employee care operations. Although operating margin should be up for full year 2005, the operating margin for the first quarter of 2005 is expected to be down from the first quarter of 2004. The benefits from revenue growth, continued investment in employee care operations and improvements in the cost structure, driven by CMG’s continuous improvement as well as CMG’s fourth quarter 2004 restructuring initiative, should grow as the year progresses. On the other hand, the negative trends pressuring CMG’s margins, particularly the impact of the U.S. versus Canadian dollar exchange rate, will have a negative impact from the beginning of the year.

IMG operating margins should increase in 2005 compared to 2004 due to savings the Company expects to realize from its fourth quarter 2004 restructuring initiative. However, since these actions will not be entirely completed until the end of the second quarter of 2005, IMG operating margin in the first quarter of 2005 should be roughly in-line with the first quarter of 2004.

Stock compensation expense, related to equity awards granted under the Company’s long-term incentive plan and recorded at corporate, are expected to increase to approximately $25 compared to approximately $7 in 2004.

With respect to diluted earnings per share, the Company remains comfortable with the mid-January consensus of approximately $1.00 per diluted share.

Financial Condition, Liquidity and Capital Resources

Liquidity and Cash Flows

Cash flows from operating activities provide the Company with a significant source of funding for the Company’s investing activities. The Company also uses its borrowing facilities, including a commercial paper program backed by a $325 credit facility and a $200 accounts receivable securitization agreement, to fund these activities. See further discussion of these borrowing facilities under the next section titled, “Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments.”

Summarized cash flow information for the three-years ended December 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002
Net cash flows from operations	$195.4	$373.5	$443.3
Net cash flows used in investing	(364.9)	(237.2)	(119.2)
Net cash flows from (used in) financing	190.7	(111.3)	(353.0)

Computation of Free Cash Flows:
Net cash flows from operations	$195.4	$373.5	$443.3
Change in accounts receivable securitization	75.0	(25.0)	(130.0)
Capital expenditures	(156.2)	(173.8)	(90.8)

Free Cash Flows	$114.2	$174.7	$222.5

The Company’s cash flows from operating activities totaled $195.4 in 2004, compared to $373.5 in 2003 and $443.3 in 2002. In addition to the lower level of earnings, the decrease in 2004 operating cash flows, versus 2003, was driven by changes in the amounts sold under accounts receivables securitization and the increase in receivables. During 2004, there was a $75.0 net decrease in accounts receivables sold under the securitization program, whereas in 2003, there was a $25.0 net increase. Receivables, excluding the impact of the securitization, increased $58.1 in 2004, compared to a $7.9 increase in 2003. This change was principally due to the Company’s revenue growth as well as slightly slower collection as days sales outstanding (DSO) increased to 75 days at December 31, 2004 from 73 days in the prior year. (DSO is computed as follows: receivables, net of allowances, plus outstanding receivables sold under the securitization program divided by average days sales. Average days sales are defined as consolidated revenues during the quarter just ended divided by the number of calendar days in the quarter just ended.) Cash flows from operating activities were also negatively impacted in 2004 due to a $14.7 increase in other current assets, reflecting various items including increases in prepaid maintenance and insurance. This compares to a $19.0 decrease in the prior year, which was mainly attributable to a refund of postage deposits. These items were partially offset by changes in deferred charges, which decreased by $1.9 in 2004, compared with a net increase of $58.4 in the prior year. This reflects the capitalization of $48.2 and $98.8 in implementation and customer acquisition costs, offset by $50.1 and $40.4 of related amortization for 2004 and 2003, respectively.

The decrease in operating cash flows in 2003 compared with 2002 was largely due to the accounts receivable securitization. There was a net increase of $130.0 in 2002 compared to $25.0 in 2003. Additionally, deferred charges increased by $58.4 during 2003, compared to an increase of $7.3 during 2002. The Company also contributed $30.8 in 2003 to fund its cash balance pension plan in order to satisfy its 2003 and 2004 ERISA funding requirements in pension contributions.

These items were partially offset by improvement in the Company’s days sales outstanding (DSO) which decreased by 3 days to 73 as of December 31, 2003. Additionally, the Company paid approximately $62 in lower taxes during 2003 compared to 2002, reflecting in part the acceleration of depreciation expense for tax purposes. Finally, during 2003, there was $40.1 in cash provided by the increase in accounts payable and other current liabilities, which was principally due to cash received from clients and governmental agencies that was deferred because the revenue recognition criteria had not been satisfied.

The Company used $364.9 for investing activities during 2004 compared to $237.2 in 2003 and $119.2 in 2002. The 2004 investing activities consisted of $223.0, net of cash acquired, used to fund the acquisition of Encore, DigitalThink, WhisperWire, Out-Smart, i-Benefits and Finali (see Note 3 of Notes to Financial Statements for further discussion) and $156.2 for capital expenditures, including approximately $16 related to further investment in the Company’s headquarters office building in downtown Cincinnati, Ohio. This also reflects $14.3 in cash received from Cincinnati SMSA Limited Partnership, representing a partial return of capital contributions made by Convergys in 2003. The investing activities during 2003 reflected the Company’s $22.9 further investment in Cincinnati SMSA Limited Partnership, $40.5 used for the acquisitions of Cygent Inc. and certain billing assets from ALLTEL Communications Inc. and $173.8 in capital expenditures. The 2003 capital expenditures include $71.1 used for the Company’s purchase of the headquarters office building. The Company partially funded the purchase of its headquarters facility with a $55.5, 10-year mortgage. See further discussion of this mortgage under the section titled, “Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments.” The 2002 investing activities reflected $28.4 used for acquisitions and $90.8 in capital expenditures.

For 2005, the Company expects capital expenditures to be approximately 6% of its revenues. Excluding funding requirements related to acquisitions, the Company believes that its cash flows from operations and available capital resources will be sufficient to fund these investments.

The Company’s free cash flows, defined as cash flows from operating activities excluding the impact of the accounts receivable securitization less capital expenditures, were $114.2, $174.7 and $222.5 for 2004, 2003 and 2002, respectively. The Company uses free cash flows, which is a non-GAAP financial measure, as an alternative measure of the Company’s ability to generate cash flows.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

The Company believes that its financial structure and condition are solid. At December 31, 2004, total capitalization was $1,637.0, consisting of $351.7 of short-term and long-term debt and $1,285.3 of equity. At December 31, 2003, total capitalization was $1,286.5, consisting of $134.8 of short-term and long-term debt and $1,151.7 of equity. This results in a debt-to-capital ratio of 21.5%, which compares to 10.5% at December 31, 2003. If amounts sold under the securitization were to be treated as debt financing, the Company’s debt–to-capital ratio would have been 26.0% and 21.2% at December 31, 2004 and 2003, respectively.

The Company’s debt is considered investment grade by the rating agencies. The Company’s borrowing facilities include a commercial paper program backed by a credit facility with $325 in borrowing capacity that expires in December 2007. As of December 31, 2004, the Company had $30.0 in commercial paper and short-term notes borrowed under this facility. The participating agents in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank, Deutsche Bank AG and Wachovia Bank. The credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-capitalization ratios. The Company’s interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. The Company’s debt-to-capitalization ratio cannot be greater than 0.6 to 1.0 at any time. The Company was in compliance with all covenants throughout 2004.

The Company has a $200 accounts receivable securitization agreement with Falcon Asset Securitization Corporation and Fifth Third Bank, under which it had sold $100.0 in accounts receivable at December 31, 2004.

In December 2004, the Company issued $250.0 in 4.875% unsecured senior notes due December 15, 2009. The notes were offered and sold pursuant to the Company’s universal shelf registration statement, previously declared effective in June 2003. Under the registration statement, the Company has the ability to offer up to $250.0 in additional debt securities, common shares, preferred shares and/or warrants to purchase such securities.

In November 2003, the Company borrowed $55.5 under a 10-year mortgage with General Electric Capital Assurance Company. The proceeds were used to partially fund the Company’s purchase of its corporate headquarters facility in downtown Cincinnati, Ohio. The Company’s corporate headquarters facility secures the mortgage.

As discussed more fully in Note 12 of Notes to Financial Statements, the Company leases certain facilities and equipment used in its operations under operating leases. This includes the Company’s office complex in Orlando, Florida, which is leased from Wachovia Development Corporation (Lessor), a wholly owned subsidiary of Wachovia Corporation, under an agreement that expires in June 2010. The Lessor acquired the complex from an unaffiliated third party for $65.0, its appraised value, and began leasing it to the Company in June 2003. The Lessor partially funded the purchase of the office complex with the issuance of $55.0 in notes sold to two non-affiliated institutional investors. The remaining $10.0 was funded through a combination of bank debt and equity. Under the terms of the lease, which is treated as an operating lease, the Company’s monthly lease payments include a fixed and variable component.

Upon termination or expiration, the Company must either purchase the property from the lessor for $65.0 or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than the $65.0 financed by the Lessor, the Company has agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, the Company is entitled to collect the excess. At the inception of the lease, the Company recognized a liability of approximately $5 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. The Company has recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which as being amortized to rental expense over the lease term. The liability will remain on the balance sheet until the end of the lease term.

Under the terms of the lease, the Company also provides certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. The Company does not expect such amounts, if any, to be material.

The Company has concluded that it is not required to consolidate the Lessor pursuant to Financial Accounting Standards Board Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51, as the Company is not the primary beneficiary.

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

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of up to 10 million of its common shares. On April 2, 2003, the Board of Directors authorized the additional repurchase of up to 10 million of its common shares. The Company repurchased 15.5 million shares of Convergys stock for $222.2 pursuant to these authorizations. The Company may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on a number of considerations including market conditions and the Company’s liquidity.

The following summarizes the Company’s contractual obligations at December 31, 2004, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1-3 Years	After 3 Years
Contractual Obligations
Debt (1)	$351.7	$49.5	$16.4	$285.8
Operating leases (2)	266.2	74.3	90.8	101.1
Purchase commitments (3)	81.7	35.0	31.7	15.0

Total	$699.6	$158.8	$138.9	$401.9

(1)	See Note 7 of Notes to Financial Statements for further information.
(2)	See Note 12 of Notes to Financial Statements for further information.
(3)	Consists of contractual obligations to purchase services that are enforceable and legally binding. Excludes issuance of purchase orders made in the ordinary course of business that are short-term or cancelable, as well as renewable support and maintenance arrangements.

At December 31, 2004, the Company had outstanding letters of credit of $18.9 related to performance and payment guarantees. The Company believes that any obligation that may arise will not be material.

As further described in Note 6, the Company has not provided for U.S. federal income taxes or foreign withholding taxes on $88.1 of undistributed earnings of its foreign subsidiaries at December 31, 2004, because such earnings are intended to be reinvested indefinitely. In addition, the Company has not completed its evaluation of the repatriation provision of the American Jobs Creation Act and is not expected to complete the evaluation until the end of 2005. The range of the income tax impact of such repatriation cannot be reasonably estimated at this time.

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

Interest Rate Risk

At December 31, 2004, the Company had $338.0 in outstanding variable rate borrowings and had sold $100.0 in accounts receivable on a variable rate basis. The carrying amount of the Company’s borrowings reflects fair value due to its short-term and variable interest rate features.

In connection with the December 2004 issuance of $250.0 in 4.875% unsecured senior notes that are due December 15, 2009, the Company entered into an interest rate swap agreement with a notional value of $250.0, which the Company designated as a hedge. The purpose of the swap is to protect the notes against changes in fair value due to changes in interest rates. Under the terms of the interest rate swap, the Company receives interest at a fixed rate of 4.875% and pays interest at a variable rate based on LIBOR. The maturity date of the interest rate swap is December 15, 2009. The carrying value of the notes has been adjusted to reflect the fair value of the interest rate swap.

The Company also uses, from time to time, cash flow hedges to protect against interest rate exposure. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding cash flow hedges covering interest rate exposure at December 31, 2004.

Based upon the Company’s exposure to variable rate borrowings, including amounts sold under the accounts receivable securitization and the $250.0 interest rate swap, a one percentage point change in the weighted average interest rate would change the Company’s annual interest expense by approximately $4.4.

Foreign Currency Exchange Rate Risk

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the British pound, the Indian rupee, the Philippine peso, the euro and the Canadian dollar. The Company currently uses forward exchange contracts and options to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The potential loss in fair value at December 31, 2004 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $57. This loss would be mitigated by corresponding gains on the underlying exposures.

CMG serves a number of its U.S.-based customer care clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by CMG to operate these non-U.S. contact centers is denominated in Canadian dollars, India rupees or Philippine pesos, which represents a foreign exchange exposure to the Company.

The Canadian dollar (CAD) strengthened from an average of $1.40 per U.S. dollar in 2003 to $1.30 per U.S. dollar in 2004. Once translated into U.S. dollars, this resulted in approximately $19 in additional operating expenses, which was partially offset by gains that resulted from the settlement and maturity of the Company’s Canadian dollar forward exchange contracts. As of December 31, 2004, the Company had the following open Canadian forward exchange contracts:

Maturing	Notional Value	Average Exchange Rate
First Half of 2005	CAD 201.0	$1.34
Second Half of 2005	CAD 184.0	$1.29
First Half of 2006	CAD 58.0	$1.32
Second Half of 2006	CAD 4.5	$1.29

Additionally, the Company had options with a notional value of approximately CAD 50 with exchange rates ranging from $1.16 to $1.19 that expire beginning August 2005 through December 2005.

Critical Accounting Policies and Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States. The Company’s significant accounting policies are disclosed in Note 2 of Notes to Financial Statements. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and related disclosures. On an ongoing basis, management evaluates its estimates and judgments in these areas based on its historical experience and other relevant factors. The Company’s estimates as of the date of the financial statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

Management has identified below the accounting policies and estimates that it believes are most critical in compiling the Company’s financial condition and operating results. Management has reviewed these critical accounting policies and estimates and related disclosures with the Audit Committee of the Company’s Board of Directors.

Goodwill

At December 31, 2004, the Company had goodwill with a net carrying value of $855.0. As disclosed in Note 5 of Notes to Financial Statements, the Company is required to test goodwill for impairment annually and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the second step requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Fair value of the reporting unit was determined using the income approach. Under the income approach, value is dependent on the present value of net cash flows to be derived from the ownership. The income approach requires significant estimates about future cash flows and discount rates. As required, the Company completed its annual impairment tests for its reporting units during the fourth quarter of 2004. Based on the results of the first step, the Company had no goodwill impairment related to its four reporting units: Information Management International, Information Management North America, Customer Care and Employee Care. Although the Company makes every reasonable effort to ensure the accuracy of its estimate of the fair value of its reporting units, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss. For example, a 20% decline in the Company’s estimate of its Employee Care’s reporting unit’s fair value could result in it performing the second step of the impairment test as described above for the $126.8 of goodwill recorded by this reporting unit. A 20% decrease, however, in the estimate of the fair value of any of the other three reporting units would not lead to any further tests for impairment.

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

In connection with its outsourcing arrangements, the Company also performs initial implementations, which include the installation and customization of its proprietary software in its centers. Under these arrangements, clients do not take possession of the software nor have the right to take possession of the software without incurring a significant penalty. In accordance with Emerging Issues Task Force (EITF) Issue 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” the implementations are not treated as separate elements for revenue recognition purposes. Any proceeds collected for the implementations are deferred and recognized over the service period. Additionally, with respect to certain license arrangements, the Company defers all revenue related to the arrangements (including revenues related to the implementation services) and recognizes it over the period the Company is providing support and maintenance. The Company capitalizes all direct and incremental implementation and multiple-element costs, to the extent recovery is probable, and amortizes them ratably over the life of the arrangements as costs of providing service.

At inception and throughout the term of the contract, the Company evaluates recoverability by considering profits to be earned during the term of the contract, the creditworthiness of the client and, if applicable, contract termination penalties payable by the client in the event that the client terminates the contract early. The Company’s estimate of profitability is dependent in large part on its estimate of costs. Although the Company makes every reasonable effort to accurately estimate costs, revisions may be made based on actual costs incurred that could result in the recording of an impairment loss. Additionally, if the financial condition of a client were to deteriorate, resulting in a reduced ability to make payments, the Company may be unable to recover the costs, which would result in an impairment loss. Finally, the Company’s entitlement to termination fees may be subject to challenge if a client were to allege that the Company was in breach of contract. However, based on its evaluation of the related contracts, the Company believes that the $151.6 of deferred charges is recoverable.

Revenue Recognition

For certain contracts, the Company recognizes software license and related professional and consulting revenues using the percentage-of-completion method of accounting by relating contract costs incurred to date to total estimated contract costs at completion. During 2004, less than 5% of the Company’s consolidated revenues were recognized using the percentage-of-completion method. This method of accounting relies on estimates of total expected contract revenues and costs. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. Because the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contracts, recognized revenues are subject to revisions as the contracts progress to completion. Revisions in estimates are reflected in the period in which the facts that give rise to a revision become known. Accordingly, favorable changes in estimates result in additional revenue recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenues. When estimates indicate a loss under a contract, a provision for such loss is recorded as a component of the costs of providing services. As work progresses under a loss contract, revenues continue to be recognized, and a portion of the contract loss incurred in each period is charged to the contract loss reserve. The Company believes it makes every reasonable effort to ensure the accuracy of its estimates of completion.

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

The Company has filed or is in the process of filing federal, state and foreign tax returns that are subject to audit by the respective tax authorities. Although the ultimate outcome is unknown, management believes that adequate amounts have been provided for and any adjustments that may result from tax return audits are not likely to have a material, adverse effect on the Company’s results of operations, financial condition or cash flows.

As disclosed in Note 12 of Notes to Financial Statements, six separate lawsuits were filed in the Court of Common Pleas, Cuyahoga County, Ohio, against Cincinnati SMSA Limited Partnership and other defendants. Convergys is a limited partner of Cincinnati SMSA Limited Partnership, with a 45% ownership interest. Five of the suits were filed by companies purporting to be resellers (the “Resellers Cases”), while the sixth was filed by an individual consumer purporting to represent a class of damaged consumers (the “Consumer Case”). Each of the Reseller Cases seeks damages ranging from $1 to $3 plus treble damages under Ohio law. The Consumer Case seeks damages in excess of $60 plus treble damages under Ohio law. All five of the Reseller Cases have been dismissed. However, two of these dismissals are being appealed. A motion to dismiss the Consumer Case is pending.

Pursuant to the partnership agreement, Convergys, as a limited partner, has no right to direct or participate in the defense of these actions and, therefore, has no current ability to assess the merit of any claims made in these actions or identify any possible loss that could result from these claims against the partnership.

Restructuring Accrual

The Company recorded significant restructuring charges related to the reduction in headcount and facility closures during 2004 and 2002. As of December 31, 2004, the Company had a restructuring accrual of $61.2, $34.2 of which relates to facility closure costs, which will be paid over several years until the leases expire. The accrual is equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. The Company has used estimates, based on consultation with real estate advisors, to arrive at the proceeds from any future sublease agreements. As evidenced by the $6.3 reversal of the restructuring accrual for facility abandonment costs that was recorded in the fourth quarter of 2004 (see Note 4 of Notes to Financial Statements for further discussion), the Company will continue to evaluate its estimates in recording the facilities abandonment charge. As a result, there may be additional charges or reversals in the future.

Other

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R). This pronouncement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to adopt SFAS No. 123R beginning July 1, 2005. The adoption of this pronouncement is expected to result in approximately $3 of incremental stock compensation expense in 2005.

Risks Relating to Convergys and Its Business

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

On October 26, 2004, Cingular completed its acquisition of AT&T Wireless, the Company’s largest client in terms of revenue and a significant client for both IMG and CMG. With respect to IMG, Cingular has stated their initial intention is to migrate subscribers off of the AT&T Wireless billing systems (that the Company supports) onto Cingular’s two in-house systems (one of which the Company supports) by December 31, 2006. If this migration occurs, it will have a negative impact on IMG’s revenues and earnings.

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

On December 15, 2004, Sprint PCS announced plans to acquire and merge with Nextel Communications. Also, on January 31, 2005, SBC Communications announced plans to acquire and merge with AT&T Corporation. The impact of these mergers on the Company is also unknown.

A large portion of the Company’s revenues are generated from a limited number of clients, and the loss of one or more of its clients could cause a reduction in its revenues.

The Company relies on several significant clients for a large percentage of its revenues. Convergys’ three largest clients, Cingular, DirecTV and Sprint PCS, represented approximately 36.4% of Convergys’ 2004 revenues. The Company’s relationship with Cingular is represented by separate contracts/work orders with various operating units across both IMG and CMG. The Company serves DirecTV under a customer care contract. Its relationship with Sprint PCS is represented by separate contracts with IMG and CMG. It should be noted that beginning February 2004, the customer care services provided to Sprint PCS are through a contract between Sprint PCS and IBM, whereby the Company serves as a subcontractor to IBM. Also in October 2004, Cingular acquired AT&T Wireless. These separate contracts/work orders with the above clients have varying expiration dates, payment provisions, termination provisions and other conditions. Therefore, Convergys does not believe that it is likely that its entire relationship with Cingular, DirecTV or Sprint PCS would terminate at one time; and, therefore, it is not substantially dependent on any particular contract/work order with these clients. However, the loss of all of the contracts/work orders within a particular client at the same time or the loss of one or more of the larger contracts/work orders within a client would adversely affect the Company’s total revenues if the revenues from such client were not replaced with revenues from that client or other clients.

A large portion of the Company’s accounts receivable are payable by a limited number of clients; the inability of any of these clients to pay its accounts receivable or the Company’s failure to deliver services that are contractually prescribed could cause a reduction in the Company’s income.

Several significant clients account for a large percentage of the Company’s accounts receivable. As of December 31, 2004, Convergys’ three largest clients, Cingular, DirecTV and Sprint together accounted for 32.7% of the Company’s net accounts receivable (excluding the effects of the accounts receivable securitization). During the past three years, each of the clients set forth above has generally paid its accounts receivable on a timely basis, and Convergys has only had write-downs in connection with such accounts receivable in line with those that it incurs with other clients. The Company anticipates that, in 2005, several clients will continue to account for a large percentage of accounts receivable. Although as explained above, Convergys has numerous contracts/work orders with different units of these clients with varying terms and provisions including payment provisions, if any of these clients were unable, for any reason, to pay its accounts receivable, the Company’s income would decrease.

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

Technology is a critical component of the Company’s success, whether it is one of its billing software products provided to a client through a license or data processing outsourcing arrangement or technology used by customer care or employee care agents in connection with outsourcing services. In order to remain competitive, the Company will need to continue to invest in the development of new and enhanced technology. Although the Company is committed to further investment in development, there can be no assurance that the Company’s technology will be adequate to meet its future needs or enable the Company to remain competitive. The Company’s failure to keep its technology up-to-date may hinder its ability to remain competitive. As a result, competitors could attract business from the Company’s existing and potential clients and the Company’s revenues could decrease.

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

Emergency interruption of data centers and customer care and employee care contact centers could have an adverse, material effect on the Company’s financial condition and results of operations.

The Company’s outsourcing operations are dependent upon its ability to protect its proprietary software and client information maintained in its data processing, customer care and employee care contact centers against damage that may be caused by fire, natural disasters, power failure, telecommunications failures, computer viruses, acts of sabotage or terror and other emergencies. In the event the Company experiences a temporary or permanent interruption at one or more of its data or contact centers, through casualty, operating malfunction or other acts, the Company may be unable to provide the data processing, customer care and employee care services it is contractually obligated to deliver. This could result in the Company being required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts. Notwithstanding contingency plans and precautions taken to protect the Company and its clients from events that could interrupt delivery of services, there can be no assurance that such interruptions would not result in a prolonged interruption in the Company’s ability to provide support services to its clients. Additionally, the Company maintains property and business interruption insurance; however, such insurance may not adequately compensate the Company for any losses it may incur.

If the global trend toward outsourcing does not continue, the Company’s financial condition and results of operations could be materially affected.

Revenue growth depends in large part on the industry trend toward outsourcing these services, particularly as it relates to the Company’s customer care and employee care outsourcing operations. Outsourcing involves companies contracting with a third party, such as Convergys, to provide customer care and employee care services rather than perform such services in-house. There can be no assurance that this trend will continue, as organizations may elect to perform such services in-house. A significant change in this trend could have a materially adverse effect on the Company’s financial condition and results of operations.

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

Convergys operates businesses in many countries outside the United States, which are located throughout North and South America, Europe, the Middle East and the Asian Pacific region. In connection with its strategy, the Company plans to capture more of the international billing and employee care markets. Additionally, there is increasing demand for offshore customer care outsourcing capacity from North American companies. As a result, the Company expects to continue expansion through start-up operations and acquisitions in additional countries. Expansion of its existing international operations and entry into additional countries will require management attention and financial resources. In addition, there are certain risks inherent in conducting business internationally including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, unexpected changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. To the extent that the Company does not manage its international operations successfully, its business could be adversely affected and its revenues and/or earnings could be reduced.

In addition, there has been political discussion and debate related to worldwide competitive sourcing, particularly from the United States to offshore locations. In the past, there has been proposed federal and state legislation related to this issue. Future legislation, if enacted, could have an adverse effect on the Company’s results of operations and financial condition.

If the U.S. dollar does not strengthen, the Company’s earnings will continue to be negatively impacted.

CMG serves an increasing number of its U.S.-based customer care clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by CMG to operate these non-U.S. contact centers is denominated in Canadian dollars, Indian rupees or Philippine pesos, which represents a foreign exchange exposure to the Company. The Company enters into forward exchange contracts and options to limit potential foreign currency exposure. As the U.S. dollar weakened 2004, the operating expenses of these contact centers, once translated into U.S. dollars, increased in comparison to prior years. The increase in operating expenses was offset partially by gains realized through the settlement of Canadian dollar forward exchange contracts. If the U.S. dollar does not strengthen, the Company’s earnings will continue to be negatively impacted.

If the Company does not effectively manage its capacity, its results of operations could be adversely affected.

The Company’s ability to profit from the global trend toward outsourcing depends largely on how effectively it manages its customer care and employee care contact center capacity. There are several factors and trends that have intensified the challenge of contact center management. In order to create the additional capacity necessary to accommodate new or expanded outsourcing projects, the Company must consider opening new contact centers. The opening or expansion of a contact center may result, at least in the short term, in idle capacity until any new or expanded program is implemented fully. The Company periodically assesses the expected long-term capacity utilization of its contact centers. As a result, it may, if deemed necessary, consolidate, close or partially close under-performing contact centers in order to maintain or improve targeted utilization and margins. There can be no assurance that the Company will be able to achieve or maintain optimal utilization of its contact center capacity.

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

Convergys employs approximately 66,300 employees worldwide. Despite the recent headcount reductions, the Company continues to recruit and hire qualified persons in the research and development, sales, marketing and administrative and services areas of its business in several parts of the world. At times, the Company has experienced difficulties in hiring personnel with the right training or experience. Additionally, particularly with regards to CMG where the business is very labor-intensive, quality service depends on the Company’s ability to control personnel turnover. Any significant increase in the employee turnover rate could increase recruiting and training costs and decrease operating effectiveness and productivity. Also, if the Company would obtain several significant new clients or implement several new, large-scale programs, it may need to recruit, hire and train qualified personnel at an accelerated rate. The Company may not be able to continue to hire, train and retain sufficient, qualified personnel to adequately staff new client projects. Because a significant portion of the Company’s operating costs relate to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a materially adverse effect on the Company’s business, results of operations or financial condition.

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

The information required by Item 7A is included in Item 7 on pages 26 - 27 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

Beginning on page 35 and continuing through page 63 are the consolidated financial statements with applicable notes and the related Report of Independent Registered Public Accounting Firm on Management’s Assessment of Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm, and the supplementary financial information specified by Item 302 of Regulation S-K.

Report of Management

Management’s Responsibilities for and Audit Committee Oversight of the Financial Reporting Process

The management of Convergys Corporation is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and all related information appearing in this Annual Report. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States and include certain amounts, which are estimates based upon currently available information, and management’s judgment of current conditions and circumstances.

The Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, and reviews audit plans and results, as well as management’s actions taken in discharging responsibilities for accounting, financial reporting and internal control. Ernst & Young LLP, independent registered public accounting firm, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

Management’s Report on Internal Control over Financial Reporting

Convergys’ management is also responsible for establishing and maintaining adequate internal control over financial reporting that is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States. The system of internal control over financial reporting is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any internal control system, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation and presentation.

Convergys’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

Convergys engaged Ernst & Young LLP in 2004 to perform an integrated audit of the consolidated financial statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Their report appears on page 36. Additionally, Ernst & Young has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 35.

/s/ James F. Orr
James F. Orr
President and Chief Executive Officer

/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Management’s Assessment of Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of Convergys Corporation

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting in the accompanying Report of Management, which is located under Item 8 on page 34, that Convergys Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Convergys Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Convergys Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Convergys maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Convergys Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Convergys Corporation and our report dated February 28, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Cincinnati, Ohio
February 28, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Convergys Corporation

We have audited the consolidated balance sheets of Convergys Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convergys Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for each of the three years ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Convergys Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005, expressed an unqualified opinion therein.

/s/ Ernst & Young LLP
Ernst & Young LLP
Cincinnati, Ohio
February 28, 2005

Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
(Amounts in Millions Except Per Share Amounts)	2004	2003	2002
Revenues	$2,487.7	$2,288.8	$2,286.2
Costs and Expenses:
Costs of products and services (1)	1,542.0	1,320.9	1,264.9
Selling, general and administrative expenses	511.1	458.2	409.5
Research and development costs	77.5	94.3	113.7
Depreciation	119.1	108.9	122.7
Amortization	22.1	15.1	14.4
Restructuring and impairment charges	30.4	(1.0)	107.7

Total costs and expenses	2,302.2	1,996.4	2,032.9

Operating Income	185.5	292.4	253.3
Equity in earnings (loss) of Cellular Partnerships	2.0	(12.6)	6.4
Other expense, net	(3.8)	(1.3)	(4.3)
Interest expense	(10.3)	(6.9)	(11.0)

Income before income taxes	173.4	271.6	244.4
Income taxes	61.9	100.0	98.5

Net Income	$111.5	$171.6	$145.9

Other Comprehensive Income, Net of Tax:
Currency translation adjustments	$8.8	$14.8	$5.9
Minimum pension liability (net of tax of ($4.1), $5.4 and $0.0)	7.4	(9.8)	—
Unrealized gain on hedging activities (net of tax of $2.9, $12.7 and $2.6)	6.2	19.1	4.5

Total Comprehensive Income	$133.9	$195.7	$156.3

Earnings per common share:
Basic	$0.79	$1.18	$0.90
Diluted	$0.77	$1.15	$0.88

Weighted average common shares outstanding:
Basic	141.4	145.7	162.9
Diluted	145.4	148.8	166.1

(1)	Exclusive of depreciation and amortization, with the exception of amortization of deferred charges as disclosed in Note 2 of Notes to Financial Statements.

The accompanying notes are an integral part of the financial statements.

Consolidated Balance Sheets

	At December 31,
(Amounts in Millions)	2004	2003
Assets
Current Assets
Cash and cash equivalents	$58.4	$37.2
Receivables, net of allowances of $17.9 and $20.4	447.3	298.1
Deferred income tax benefits	—	23.0
Prepaid expenses and other current assets	87.1	61.2

Total current assets	592.8	419.5

Property and equipment, net	416.6	363.8
Goodwill, net	855.0	726.3
Other intangibles, net	58.0	45.0
Investments in Cellular Partnerships	34.6	47.2
Deferred charges	151.6	153.5
Deferred income tax benefit	46.2	—
Other assets	53.3	54.9

Total Assets	$2,208.1	$1,810.2

Liabilities and Shareholders’ Equity
Current Liabilities
Debt maturing within one year	$49.5	$76.0
Payables and other current liabilities	527.9	466.7

Total current liabilities	577.4	542.7

Long-term debt	302.2	58.8
Other long-term liabilities	43.2	57.0

Total liabilities	922.8	658.5

Commitments and Contingencies
Shareholders’ Equity
Preferred shares — without par value, 5.0 authorized; none outstanding	—	—
Common shares—without par value, 500.0 authorized; 175.3 outstanding in 2004 and 174.6 in 2003	873.6	847.6
Treasury stock— 33.3 shares in 2004 and 31.4 shares in 2003	(573.3)	(547.0)
Retained earnings	946.9	835.4
Accumulated other comprehensive income	38.1	15.7

Total shareholders’ equity	1,285.3	1,151.7

Total Liabilities and Shareholders’ Equity	$2,208.1	$1,810.2

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in Millions)	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$111.5	$171.6	$145.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141.2	124.0	137.1
Deferred income tax expense (benefit)	14.8	44.7	(10.6)
Restructuring, impairment and integration costs	—	—	19.4
Cellular Partnerships earnings less than (in excess of) distributions	(1.7)	13.8	(2.8)
Income tax benefit from stock option exercises	1.7	1.6	3.7
Stock compensation expense	19.2	10.7	14.1
Increase (decrease) in amounts sold under receivables securitization, net	(75.0)	25.0	130.0
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in receivables	(58.1)	(7.9)	(27.4)
Decrease (increase) in other current assets	(14.7)	19.0	(12.8)
Decrease (increase) in deferred charges	1.9	(58.4)	(7.3)
Decrease (increase) in other assets and liabilities	13.7	(9.1)	1.0
Increase in payables and other current liabilities	37.8	40.1	51.7
Other, net	3.1	(1.6)	1.3

Net cash provided by operating activities	195.4	373.5	443.3

Cash Flows From Investing Activities:
Capital expenditures	(156.2)	(173.8)	(90.8)
Investments in Cellular Partnerships	—	(22.9)	—
Return of capital from Cellular Partnerships	14.3	—	—
Acquisitions, net of cash acquired	(223.0)	(40.5)	(28.4)

Net cash used in investing activities	(364.9)	(237.2)	(119.2)

Cash Flows From Financing Activities:
Borrowings (repayments) of debt, net	(36.1)	24.0	21.3
Issuance of 5-year notes payable, net	248.0	—	—
Borrowings of mortgage note	—	55.5	—
Repayment of medium-term notes	—	—	(100.0)
Purchase of treasury shares	(26.3)	(195.9)	(282.2)
Issuance of common shares	5.1	5.1	7.9

Net cash provided by (used in) financing activities	190.7	(111.3)	(353.0)

Net increase (decrease) in cash and cash equivalents	21.2	25.0	(28.9)
Cash and cash equivalents at beginning of year	37.2	12.2	41.1

Cash and cash equivalents at end of year	$58.4	$37.2	$12.2

Supplemental Cash Flow Information:
Cash paid for interest	$10.2	$6.3	$13.2
Income taxes paid, net of refunds	$12.9	$50.7	$112.9

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Shareholders’ Equity

(Amounts in Millions)	Number Of Common Shares	Common Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2002	172.2	$804.6	$(68.9)	$517.9	$(18.8)	$1,234.8

Issuance of common shares	1.2	11.5				11.5
Repurchase of common shares			(282.2)			(282.2)

Net income				145.9		145.9
Other comprehensive income					10.4	10.4

Amortization of stock-based compensation		14.1				14.1

Balance at December 31, 2002	173.4	830.2	(351.1)	663.8	(8.4)	$1,134.5

Issuance of common shares	1.2	6.7				6.7
Repurchase of common shares			(195.9)			(195.9)

Net income				171.6		171.6
Other comprehensive income					24.1	24.1

Amortization of stock-based compensation		10.7				10.7

Balance at December 31, 2003	174.6	847.6	(547.0)	835.4	15.7	1,151.7

Issuance of common shares	0.7	6.8				6.8
Repurchase of common shares			(26.3)			(26.3)

Net income				111.5		111.5
Other comprehensive income					22.4	22.4

Amortization of stock-based compensation		19.2				19.2

Balance at December 31, 2004	175.3	$873.6	$(573.3)	$946.9	$38.1	$1,285.3

The accompanying notes are an integral part of the financial statements.

Notes to Financial Statements

(Amounts in Millions Except Share and Per Share Amounts)

1.	Background and Basis of Presentation

Convergys Corporation (the Company or Convergys) is a global leader in the provision of outsourced customer care, employee care and integrated billing software services. The Company has two reporting segments: (i) the Customer Management Group (CMG), which provides outsourced customer care and employee care services; and (ii) the Information Management Group (IMG), which provides outsourced billing and information services and software. The Company has developed a base of recurring revenues by providing value-added billing and customer care and employee care solutions for its clients, generally under long-term contracts.

Certain prior year amounts have been reclassified in the consolidated financial statements and accompanying notes to conform to 2004 classifications.

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

Revenue Recognition—Revenues for outsourced customer care and employee care services related to CMG are recognized after the related services are performed based on hourly, monthly, per call or per participant rates detailed in the client contract. IMG generates its revenues from three primary sources: data processing, professional and consulting services and license and other services. Data processing revenues consist of monthly fees for processing client transactions in IMG’s data centers and, in some cases, the clients’ data centers, using IMG’s proprietary software. Professional and consulting revenues consist of fees generated for installation, implementation, customization, training and managed services related either to the clients’ use of IMG’s software in IMG’s data centers or in their own processing environments. License and other revenues consist of revenues generated from the sale of licenses to use IMG’s proprietary software and related software support and maintenance fees.

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

Combined, CMG revenues and IMG data processing revenues accounted for 85.6%, 85.8% and 84.3% of the Company’s consolidated revenues in 2004, 2003 and 2002, respectively. These revenues are typically recognized as services are performed on a per subscriber, per event, per call or per participant basis using rates that are detailed in the client contract. For a limited number of engagements where the client pays a fixed fee, revenues are recognized using the proportional performance method, straight-line method or upon final completion, based on specific facts and circumstances of the client arrangement. Supplemental revenues can sometimes be earned depending on service levels or achievement of certain performance measurement targets. The Company recognizes these supplemental revenues only after it has achieved the required measurement target. The Company invoices its clients for services on a monthly basis.

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

In connection with the Company’s outsourcing arrangements, the Company often performs initial implementations, including the installation and customization of its proprietary software in its centers. Under these arrangements, a client does not take possession of the software nor has the right to take possession of the software without incurring a significant penalty. In accordance with EITF Issue 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” the implementations are not treated as separate elements. Accordingly, any proceeds collected for the implementations are deferred and recognized over the service period.

Stock Compensation—Convergys provided stock options and other stock-based awards to certain employees and directors. The Company accounts for these awards using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. If the Company had elected to recognize compensation cost for the issuance of options to Company employees based on the fair value at the grant dates, prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” net income and earnings per share would have been impacted as follows:

	Year Ended December 31,
	2004	2003	2002
Net income:
Net income, as reported	$111.5	$171.6	$145.9
Add: Stock-based employee compensation expense determined under the intrinsic method, net of related tax effects	12.4	6.8	9.0
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(34.7)	(45.3)	(54.2)

Pro forma	$89.2	$133.1	$100.7

Basic earnings per share:
As reported	$0.79	$1.18	$0.90
Pro forma	$0.63	$0.91	$0.62

Diluted earnings per share:
As reported	$0.77	$1.15	$0.88
Pro forma	$0.61	$0.90	$0.61

Income Taxes—The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS No. 109.

Other Comprehensive Income (Loss)—Components of other comprehensive income consist of currency translation adjustments, minimum pension liabilities, net of tax, and unrealized gains (losses) on hedging activities, net of tax. Foreign currency translation adjustments generally are not adjusted for income taxes as they relate to indefinite investments in non-U.S. operations.

Concentration of Credit Risk—In the normal course of business, the Company is exposed to credit risk. The principal concentrations of credit risk are cash deposits, accounts receivable and derivative instruments. The Company regularly monitors credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in a loss.

Historically, credit losses on accounts receivable have not been material because of the large concentration of revenues with a small number of large, established companies. The Company does not require collateral or other security to support accounts receivable. The Company evaluates the creditworthiness of its clients in conjunction with its revenue recognition processes, as discussed above, as well as through its ongoing collectability assessment processes for accounts receivable. The Company maintains an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific clients, historical trends and other information.

Cash Equivalents—Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Receivables—Trade receivables are comprised primarily of amounts owed to the Company through its billing and information services and software, customer care and employee care services and are presented net of an allowance for doubtful accounts of $17.9 and $20.4 at December 31, 2004 and 2003, respectively. Contracts with individual clients determine when receivables are due, generally within 30 days, and whether interest is accrued on late payments.

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

Goodwill and Other Intangibles—As discussed more fully in Note 5, goodwill is tested at least annually for impairment. Other intangibles are amortized over a straight-line basis with lives ranging from two to ten years and evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts.

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

As more fully described under the heading, “Revenue Recognition,” the Company often performs, in connection with its outsourcing arrangements, initial implementations, including the installation and customization of its proprietary software in its centers. Additionally, with regard to certain license arrangements where the Company does not have sufficient VSOE of support and maintenance elements, the Company defers all revenue related to the arrangement (including revenues related to implementations) and recognizes it over the term of the support and maintenance period. In connection with these arrangements, the Company capitalizes all direct and incremental implementation and multiple-element costs, to the extent recovery of these costs is probable, and amortizes them ratably over the life of the arrangements as costs of providing service.

The Company evaluates probability of recovery by considering profits to be earned during the term of the related contract, the creditworthiness of the client and, if applicable, contract termination penalties payable by the client in the event that the client terminates the contract early.

During 2004, 2003 and 2002, the Company capitalized $48.2, $98.8 and $38.1 of client acquisition and implementation costs, respectively. The related amortization for these years was $50.1, $40.4 and $30.8, respectively.

Investments—The Company owns 45% limited partnership interests in Cincinnati SMSA Limited Partnership and Cincinnati SMSA Tower Holdings LLC (the Cellular Partnerships). Cincinnati SMSA Limited Partnership, a provider of wireless communications in central and southwestern Ohio and northern Kentucky, conducts its operations as a part of Cingular Wireless LLC (Cingular), a joint venture between SBC Communications and BellSouth Corporation and the largest wireless provider in the United States. Cingular is the general partner as well as a limited partner with a combined partnership interest of approximately 53%. SBC Communications is the general partner and a limited partner of Cincinnati SMSA Tower Holdings LLC, an operator of cellular tower space, with a combined partnership interest of approximately 53%. The general partners are authorized to conduct and manage the business of the Cellular Partnerships. The Company, as a limited partner, does not take part in, or interfere with, the day-to-day management of the Cellular Partnerships by the general partners. Limited partners are entitled to their percentage share of earnings, losses and cash distributions. The Company accounts for its interest in the Cellular Partnerships under the equity method of accounting.

Postemployment Benefits—The Company provides severance benefits to certain employees. Pursuant to SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” the Company accrues the benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.

Deferred Revenue and Government Grants—Client payments in excess of revenue recognized are recorded as deferred revenue. From time to time, the Company receives grants from local or state governments as an incentive to locate or retain operations in their jurisdictions. Depending on the arrangement, the grants are either received up-front or at the point the Company achieves the milestones set forth in the grant. The Company’s policy is to record the grant monies received as deferred income and recognize income as either a reduction of costs of service expense, selling, general and administrative expense or depreciation expense as the milestones are met over the term of the grant. The terms of the grants range from 6 to 15 years. The Company’s deferred revenue and government grants amounted to $96.7 and $75.8 at December 31, 2004 and 2003, respectively.

Derivative Instruments—The Company’s risk management strategy includes the use of derivative instruments to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. The Company currently uses cash flow and fair value hedges. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. The Company generally enters into forward exchange contracts and options expiring within 24 months as hedges of anticipated cash flows denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. In using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, the Company exposes itself to some counterparty credit risk. Additionally, the Company from time to time enters into interest rate swap agreements to effectively fix the interest rates of variable rate borrowings.

All derivatives, including foreign currency exchange contracts, are recognized in the balance sheet at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. On the date the derivative contract is entered into, the Company determines whether the derivative contract should be designated as a hedge. For derivatives that are designated as hedges, the Company further designates the hedge as either a fair value or cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as fair value hedges are recorded in the consolidated statement of income along with the loss or gain on the hedged asset or liability. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in other comprehensive income, until the underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction in the consolidated statement of income. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. At December 31, 2004 and 2003, all hedges were determined to be effective.

Fair Value of Financial Instruments—Fair values of cash equivalents and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. Long-term debt carried on the Company’s consolidated balance sheets at December 31, 2004 and 2003 has a carrying value that approximates its estimated fair value. The fair value is based on discounting future cash flows using current interest rates adjusted for risk. The fair value of short-term debt approximates its recorded value because of its short-term nature.

New Accounting Pronouncements—In May 2003, the EITF reached consensus on EITF Issue No. 03-04, “Determining the Classification and Benefit Attribution Method for a ‘Cash Balance’ Pension Plan,” to specifically address the accounting for certain cash balance pension plans. EITF 03-04 requires certain cash balance pension plans to be accounted for as defined benefit plans. For cash balance plans described in the consensus, the consensus also requires the use of the traditional unit credit method for purposes of measuring the benefit obligation and annual cost of benefits earned as opposed to the projected unit credit method. The Company has historically accounted for its cash balance plan as a defined benefit plan; however, the Company adopted the measurement provisions of EITF 03-04 as of December 31, 2003. The adoption of EITF 03-04 reduced pension expense in 2004 by $4.5.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R). This pronouncement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to adopt SFAS No. 123R beginning July 1, 2005. The adoption of this pronouncement is expected to result in approximately $3 of incremental stock compensation expense in 2005.

3.	Acquisitions

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

In May 2004, the Company also acquired 100% of the outstanding shares of DigitalThink, Inc. (NASDAQ: DTHK), a custom e-learning company (DigitalThink). DigitalThink’s solutions include consulting services, simulations, customer online course development and a scalable platform for on-demand course delivery. With this acquisition, Convergys is able to provide its clients customized, on-demand courses; expand its capabilities in the human resource business process outsourcing market to meet the needs of large global organizations for full service learning solutions including consulting and course design, development, delivery and administration; and support its employee care and customer care clients more efficiently by accelerating the effectiveness of customer support teams through on-the-job training for client programs. Convergys paid approximately $131 for the purchase, including transaction costs.

Additionally, in May 2004, the Company acquired 100% of the outstanding shares of WhisperWire, Inc. (WhisperWire), a provider of industry-specific sales effectiveness software. WhisperWire’s PowerSeller® software complements Convergys’ Infinys business support system for ordering, billing and customer care for converged voice, data and video services. The acquisition enables Convergys to offer communication providers a complete solution to drive more effectively their sales process from lead-to-cash. In April 2004, the Company acquired 100% of the outstanding shares of two Singapore-based companies, Out-Smart.com Pte. Ltd. and i-Benefits Pte. Ltd., in order to expand its outsourcing capabilities. Both companies provide a range of human resource and benefits services to companies in the Asian Pacific region. The combined purchase price of these three acquisitions was approximately $23.

In November 2004, the Company acquired Finali Corporation (Finali) for approximately $25 in cash. Finali is a contact center analytics firm that specialized in customer-driven business transformation and addresses the specific needs of the in-house contact center market.

The following is a summary of the preliminary purchase price allocation related to the above acquisitions made by the Company during 2004:

Total purchase price, less $16.3 in acquired cash	$223.0

Allocation:
Accounts receivable and other current assets	$15.7
Tangible assets	13.7
Acquired software	12.5
Customer relationships	26.1
Non-compete agreements	2.6
Goodwill	125.7
Deferred taxes assets (operating tax carryforwards)	63.0
Other assets	0.3
Current liabilities	(26.4)
Deferred tax liabilities	(6.8)
Debt	(3.0)
Other liabilities	(0.4)

The Company assigned $121.0 and $4.7 of the goodwill to CMG and IMG, respectively. In addition, the Company expects that approximately $24 of the goodwill will be deductible for income tax purposes.

On December 31, 2003, the Company acquired certain billing and customer care assets from ALLTEL Communications Inc., a subsidiary of ALLTEL Corporation (ALLTEL), for $37. Additional earn-out payments up to $7.9 are possible based on future performance. During the third quarter of 2004, the Company paid $0.8 in earn-out payments to ALLTEL. As part of the acquisition, Convergys began providing billing services to more than 10.5 million additional wireless and wireline subscribers, and added several new companies to its list of billing clients including Cingular, Centennial Communications and Commonwealth Telephone.

The following unaudited pro forma information summarizes the combined results of operations of the Company and the acquired businesses as though the acquisitions had occurred at the beginning of each period.

	Year Ended December 31,
	2004	2003
Revenues	$2,529.7	$2,457.2
Net income	96.1	158.7
Diluted earnings per share	$0.66	$1.07

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

4.	Restructuring and Impairment

2004

In order to streamline its operations and cost structure while strengthening its prospects for long-term growth, the Company initiated a restructuring plan during the fourth quarter of 2004 that is expected to affect approximately 600 professional and administrative employees worldwide. This resulted in fourth quarter of 2004 severance charge of $36.7, $32.3 of which is cash related. $3.3 of the charge reflects a non-cash charge resulting from the modification and acceleration of equity-based awards. The remaining $1.1 of the charge consists of curtailment charge related to the Company’s supplemental executive retirement plan and special termination benefit charges related to the Company’s postretirement plan.

The reduction in force is taking place through a combination of voluntary and involuntary separations. The severance benefits for the involuntary separations are being paid pursuant to the Company’s existing severance plans or employment agreements. The voluntary separations were substantially complete in 2004. The Company began the involuntary separations in 2004 and expects them to be substantially completed by the end of the second quarter of 2005. As of December 31, 2004, the Company had completed 80 of the headcount reductions and had paid $5.4 of the expected $32.3 in cash severance costs.

Also in the fourth quarter of 2004, the Company reversed $6.3 of its facility abandonment costs relating to the fourth quarter of 2002 restructuring plan. The Company’s Laredo, Texas contact center is being reopened to support a new, large, outsourcing agreement with a communications provider that was signed in December 2004.

As a result of the severance costs and facility cost reversal, the Company recorded a net restructuring charge of $30.4 ($21.0 after-tax) in the fourth quarter of 2004. The net charge by segment was as follows:

	IMG	CMG	Corp.	Total
Severance costs	$25.8	$5.4	$5.5	$36.7
Facility closure costs	—	(6.3)	—	(6.3)

Net Restructuring	$25.8	($0.9)	$5.5	$30.4

2003 and 2002

The Company initiated a restructuring plan during the fourth quarter of 2002 that included a reduction in headcount affecting professional and administrative employees worldwide and the consolidation or closure of certain facilities. The restructuring plan resulted in charges of $26.0 related to severance, $49.5 of facility abandonment costs associated with ongoing lease obligations and $6.7 of asset impairment for the disposal of leasehold improvements and equipment for the facilities that the Company had abandoned by the end of 2002. In addition, the Company recorded $12.7 in asset impairments, including $5.4 in software originally capitalized pursuant to SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” which the Company decided to discontinue marketing. The remaining portion of the $12.7 consisted principally of software intended for internal use that was capitalized pursuant to SOP 98-1 that the Company did not deploy. The impairment charge was based on the carrying value of the software at the date of discontinuance or disposal, as the net realizable value or proceeds from disposal was $0.

The Company also recorded $12.8 of additional facility abandonment costs associated with the contact centers that were closed in connection with the restructuring plan initiated by CMG during 2001. Based on its limited success in subleasing these facilities and further consultation with its real estate advisors, CMG revised its estimate related to the proceeds it expects to receive through the sublease of these facilities, which resulted in this additional restructuring charge.

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

These actions are expected to result in cash costs of $82.0, of which the Company had spent $49.4 through 2004 related principally to facility abandonment costs and severance payments. These initiatives resulted in approximately 1,350 headcount reductions. The remaining $32.6 reflects facility abandonment costs, which will be paid over several years until the leases expire.

Restructuring liability activity for the 2002 plan consisted of the following:

	2004	2003
Balance at January 1	$59.2	$84.9
Charge (reversal)	(6.3)	(1.0)
Severance payments	(4.6)	(18.8)
Lease termination payments	(15.7)	(8.4)
Other	—	2.5

Balance at December 31	$32.6	$59.2

5.	Goodwill and Other Intangible Assets

The Company is required to test goodwill for impairment annually and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the second step requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Fair value of the reporting unit is determined using the income approach. Under the income approach, value is dependent on the present value of net cash flows to be derived from the ownership. Based on the results of its first step impairment tests performed during the three years ended December 31, 2004, the Company had no goodwill impairment related to its four reporting units: Information Management International, Information Management North America, Customer Care and Employee Care. Goodwill, net increased to $855.0 at December 31, 2004 from $726.3 at December 31, 2003, principally as a result of acquisitions and currency translations adjustments.

As of December 31, 2004 and 2003, the Company’s other intangible assets acquired through business combinations consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
2004:
Software (classified with Property, Plant & Equipment)	$44.3	$(29.5)	$14.8
Customer relationships and other intangibles	125.5	(67.5)	58.0

Total	$169.8	$(97.0)	$72.8

2003:
Software (classified with Property, Plant & Equipment)	$31.7	$(22.3)	$9.4
Customer relationships and other intangibles	96.8	(51.8)	45.0

Total	$128.5	$(74.1)	$54.4

The intangible assets are being amortized using the following amortizable lives: two to seven years for software and two to ten years for customer relationships and other. The weighted average amortization period for intangible assets is eight years (six years for software, nine years for customer relationships and other).

Intangible amortization expense for the year ended December 31, 2004 was $22.1. Estimated intangible amortization expense for the four subsequent fiscal years is as follows:

For the year ended 12/31/05	$21
For the year ended 12/31/06	$10
For the year ended 12/31/07	$8
For the year ended 12/31/08	$8
Thereafter	$26

6.	Income Taxes

The Company’s provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2004	2003	2002
Current:
United States Federal	$32.0	$56.5	$80.1
Foreign	8.6	(7.4)	22.5
State and local	6.5	6.2	6.5

Total current	47.1	55.3	109.1

Deferred	14.8	44.7	(10.6)

Total	$61.9	$100.0	$98.5

The Company’s combined pre-tax earnings (losses) from foreign subsidiaries were $26.1, ($15.5) and $16.9 during 2004, 2003 and 2002, respectively.

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each year:

	Year Ended December 31,
	2004	2003	2002
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	0.6	2.6	1.3
Federal tax credits	(0.5)	(1.8)	(2.9)
Foreign rate differential and valuation allowances	(0.1)	(1.0)	6.6
Other	0.7	2.0	0.3

Effective rate	35.7%	36.8%	40.3%

The Company’s foreign tax rate differential for 2004 and 2003 included $3.8 (2.2%) and $2.0 (0.7%), respectively, of benefit derived from tax holidays in the Philippines and India. The tax holidays in the Philippines end September 2007 and in India end in March 2009.

The components of deferred tax assets and liabilities are as follows:

	At December 31,
	2004	2003
Deferred tax asset:
Loss & credit carryforwards	$141.6	$37.6
Pension and employee benefits	41.5	32.6
Restructuring charges	15.9	24.6
Deferred revenue	13.2	8.1
Other	3.0	7.4
Valuation allowance	(81.7)	(37.6)

Total deferred tax asset	133.5	72.7

Deferred tax liability:
Depreciation and amortization	49.2	61.5
Deferred implementation costs	34.8	6.3
Other comprehensive income	12.6	5.4

Total deferred tax liability	96.6	73.2

Net deferred tax asset (liability)	$36.9	$(0.5)

In 2004, the Company determined that the book value of the deferred tax assets and common shares that were contributed as part of the Company’s 1998 spin-off from its former parent was understated by $8.2. Accordingly, the consolidated balance sheet as of December 31, 2003 and the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003 and 2002 were adjusted to reflect the $8.2 increase in deferred tax assets and common shares.

At December 31, 2004, the Company had the following operating loss carryforwards:

Category	Amount	Expiration
Federal	$206.7	Begin to expire in 2007 and can be utilized through 2023.
State	$343.2	$65.6 of which have no expiration date. Remainder begins to expire in 2005 and can be utilized through 2024.
Foreign	$102.2	$93.6 of which have no expiration date. Remainder begins to expire in 2007 and can be utilized through 2014.

The $206.7 of federal operating loss carryforwards, $143.6 of the state loss carryforwards and $2.0 of the foreign loss carryforwards were acquired in connection with business combinations. Utilization of the acquired federal and state tax loss carrryforwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986. Of the $102.2 of foreign operating loss carryforwards, $56.8 will be credited to additional paid in capital if realized. In addition at December 31, 2004, the Company had a $34.1 federal capital loss carryforward, of which $27.6 expires in 2005, as well as $6.9 in state tax credits that expire in 2006 and 2007.

As of December 31, 2004, $30.9 of the valuation allowance relates to operating loss carryforwards acquired in connection with the business combinations made during 2004. Realization of these operating loss carryforwards will be recorded as a reduction of goodwill. The remaining increase in the valuation allowance was due to state and foreign operating loss and tax credit carryforwards.

The Company has not provided for U.S. federal income taxes or foreign withholding taxes on $88.1 of undistributed earnings of its foreign subsidiaries at December 31, 2004, because such earnings are intended to be reinvested indefinitely. It is not practicable to determine the amount of applicable taxes that would be due if such were distributed.

The Company has not completed its evaluation of the repatriation provision of the American Jobs Creation Act and is not expected to complete the evaluation until the end of 2005. The range of the income tax impact of such repatriation cannot be reasonably estimated at this time.

The Company has filed or is in the process of filing federal, state and foreign tax returns that are subject to audit by the respective tax authorities. Although the ultimate outcome is unknown, management believes that adequate amounts have been provided for and any adjustments that may result from tax return audits are not likely to have a material, adverse effect on the Company’s results of operations, financial condition or cash flows.

7.	Debt

Debt consists of the following:

	At December 31,
	2004	2003
Commercial paper	$30.0	$68.0
Senior notes	248.7	—
Mortgage debt	50.6	55.5
Other	22.4	11.3

Total debt	351.7	134.8
Less current maturities	49.5	76.0

Long-term debt	$302.2	$58.8

Weighted average interest rates:
Commercial paper	1.6%	1.5%
Senior notes	3.7%	—
Mortgage debt	2.7%	2.3%
Other	6.4%	2.3%

At December 31, 2004, the Company’s borrowing facilities included a commercial paper program backed by a credit facility with $325 in borrowing capacity that expires in December 2007. As of December 31, 2004, the Company had $30.0 in commercial paper and short-term notes borrowed under this facility. Interest under the facility is based on LIBOR adjusted for an index related to the Company’s credit ratings. The participating agents in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank, Deutsche Bank AG and Wachovia Bank. The Company’s credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-capitalization ratios. The Company’s interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense cannot be less than 4.00 to 1.00 for four consecutive quarters. The Company’s debt-to-capitalization ratio cannot be greater than 0.6 to 1.0 at any time. The Company was in compliance with all covenants at December 31, 2004.

In December 2004, the Company issued $250.0 in 4.875% unsecured senior notes due December 15, 2009. The notes were offered and sold pursuant to the Company’s universal shelf registration statement, previously declared effective in June 2003. Concurrently, the Company entered into an interest rate swap agreement with a notional value of $250.0, which the Company designated as a fair value hedge. The purpose of the swap is to protect the notes against changes in fair value due to changes in interest rates. Under the terms of the interest rate swap, the Company receives interest at a fixed rate of 4.875% and pays interest at a variable rate based on LIBOR. The maturity date of the interest rate swap is December 15, 2009. The carrying value of the notes has been adjusted to reflect the fair value of the interest rate swap.

In November 2003, the Company borrowed $55.5 against a 10-year mortgage. Interest rates under the mortgage are variable and based on LIBOR. The mortgage is secured by the Company’s corporate headquarters facility in downtown Cincinnati, Ohio, which was purchased in October 2003.

Other debt of $22.4 and $11.3 at December 31, 2004 and 2003, respectively, consisted of capital leases and international credit facilities.

At December 31, 2004, future minimum payments of the Company’s debt arrangements are as follows:

2005	$49.5
2006	9.9
2007	6.5
2008	5.8
2009	255.5
Thereafter	24.5

Total	$351.7

8.	Sale of Receivables

The Company maintains a receivables purchase agreement with two third-party financial institutions, Falcon Asset Securitization Corporation and Fifth Third Bank, that expires December 2005. As certain of the Company’s domestic customers generate accounts receivable, those receivables are sold to Convergys Funding Corporation (CFC), a wholly owned, consolidated subsidiary of the Company. CFC then sells, on a revolving basis, an undivided percentage interest in designated pools of accounts receivable to the financial institutions.

The accounts receivable securitization agreement allows the Company to receive up to $200 at a cost of funds linked to commercial paper rates. The Company services and retains an interest in the receivables sold under this agreement. The Company’s retained interest in the receivables sold is measured at the time of sale and is based on the sales of similar assets and classified with receivables.

At December 31, 2004 and 2003, the Company had sold $100.0 and $175.0 of outstanding receivables, respectively. The amounts sold are reflected as reductions of accounts receivable in the Consolidated Balance Sheets as of the respective dates. Increases and decreases in the amount sold are reported as operating cash flows in the Consolidated Statements of Cash Flows. The cost of the program was $3.3 in 2004, $2.2 in 2003 and $1.1 in 2002. This cost is based on the amount and timing of outstanding sold receivables and is recorded as a component of interest expense.

9.	Employee Benefit Plans

Pensions

The Company sponsors a defined benefit pension plan, which includes both a qualified and non-qualified portion, for all eligible employees (the cash balance plan). The Company also sponsors a non-qualified, unfunded executive deferred compensation plan and a supplemental, non-qualified, unfunded plan for certain senior executives. The pension benefit formula for the cash balance plan is determined by a combination of compensation-based credits and annual guaranteed interest credits. Benefits for the executive deferred compensation plan are based on employee deferrals, matching contributions and investment earnings on participant accounts. Benefits for the supplemental plan are based on age, years of service and eligible pay. Funding of the cash balance plan has been achieved through contributions made to a trust fund. The contributions have been determined using the aggregate cost method. The Company’s measurement date for all plans is December 31. The projected unit credit cost method is used for determining pension cost for financial reporting purposes. As discussed in Note 2 under the heading, “New Accounting Pronouncements,” 2004 pension costs for the cash balance plan were determined based on the traditional unit credit cost method pursuant to EITF 03-04.

Pension cost for the cash balance plan included the following components:

	Year Ended December 31,
	2004	2003	2002
Service cost (benefits earned during the period)	$18.3	$18.2	$17.4
Interest cost on projected benefit obligation	9.8	11.1	9.9
Expected return on plan assets	(18.5)	(14.6)	(17.9)
Amortization and deferrals—net	0.1	0.3	(3.0)

Pension cost	$9.7	$15.0	$6.4

The following table sets forth the cash balance plan’s funded status:

	At December 31,
	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$160.0	$167.5
Service cost	18.3	18.2
Interest cost	9.8	11.1
Amendments	—	0.9
Actuarial (gain) loss	9.4	(18.2)
Benefits paid	(12.3)	(19.5)

Benefit obligation at end of year	$185.2	$160.0
Change in plan assets:
Fair value of plan assets at beginning of year	$181.3	$135.7
Actual return on plan assets	13.9	34.3
Employer contribution	4.1	30.8
Benefits paid	(12.3)	(19.5)

Fair value of plan assets at end of year	$187.0	$181.3

Funded status	$1.8	$21.3
Unrecognized transition asset	—	(0.3)
Unrecognized prior service cost	3.9	4.5
Unrecognized net loss	19.1	4.8

Prepaid benefit expense	$24.8	$30.3

Accumulated benefit obligation at end of year	$185.2	$160.0

Estimated future benefit payments from the cash balance plan for the following five years are as follows:

2005	$28.6
2006	16.4
2007	17.5
2008	18.4
2009	18.7
Thereafter	99.3

Total	$198.9

Pension cost for the unfunded executive pension plans included the following components:

	Year Ended December 31,
	2004	2003	2002
Service cost (benefits earned during the period)	$4.8	$3.8	$4.0
Interest cost on projected benefit obligation	5.0	4.2	5.5
Curtailment charge	0.7	—	—
Amortization and deferrals—net	1.4	0.3	2.8

Pension cost	$11.9	$8.3	$12.3

Other comprehensive loss (income)	$(11.6)	$15.2	—

The following table sets forth the unfunded executive pension plans’ funded status:

	At December 31,
	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$79.3	$63.5
Service cost	4.8	3.8
Interest cost	5.0	4.2
Amendments	3.0	0.5
Actuarial loss	4.7	12.1
Curtailment charge	(2.2)	—
Benefits paid	(4.5)	(4.8)

Benefit obligation at end of year	$90.1	$79.3

Funded status	$(90.1)	$(79.3)
Unrecognized transition asset	—	—
Unrecognized prior service cost	4.1	2.3
Unrecognized net loss	20.5	18.9

Accrued benefit expense	$(65.5)	$(58.1)

Accumulated benefit obligation at end of year	$72.2	$75.5
Intangible asset	$(3.2)	$(2.3)
Accumulated other comprehensive loss	$(3.6)	$(15.2)
Additional minimum pension liability	$6.8	$17.5

Estimated future benefit payments from the unfunded executive plan for the following five years are as follows:

2005	$7.5
2006	7.5
2007	7.4
2008	8.4
2009	7.0
Thereafter	47.7

Total	$85.5

The following rates were used in determining the benefit obligations at December 31:

	At December 31,
	2004	2003
Discount rate—projected benefit obligation	5.25-5.75%	6.25%
Future compensation growth rate	4.75%	4.75%
Expected long-term rate of return on plan assets	9.00%	9.00%

The following rates were used in determining the pension cost for all years ended December 31:

	Year Ended December 31,
	2004	2003	2002
Discount rate—projected benefit obligation	6.25%	6.75%	7.25%
Future compensation growth rate	4.75%	4.75%	4.75%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%

As of December 31, 2004 and 2003, plan assets for the cash balance plan consisted of approximately 70% of marketable equity and 30% of debt instruments, respectively, which is consistent with the Company’s targeted allocation. Plan assets for the cash balance plan included $6.2 and $7.2 of Company common shares at December 31, 2004 and 2003. The Company’s expected long-term rate of return was determined based on the asset mix of the plan, past performance and other factors. The Company contributed $4.1 and $30.8 in 2004 and 2003, respectively, to fund its cash balance plan in order to satisfy its ERISA funding requirements in pension contributions. The Company expects to make $0.4 in contributions in 2005.

Savings Plans

The Company sponsors defined contribution plans covering substantially all employees. The Company’s contributions to the plans are based on either matching a portion of the employee contributions or a percentage of employee earnings. Total Company contributions to the defined contribution plans were $13.4, $12.1 and $12.7 for 2004, 2003 and 2002, respectively. Plans assets for these plans included $62.3 and $70.2 of Company common shares at December 31, 2004 and 2003.

Employee Postretirement Benefits Other Than Pensions

The Company sponsors postretirement health and life insurance plans for certain eligible employees. The Company funds life insurance benefits of certain retirees through a Voluntary Employee Benefit Association (VEBA) trust. Contributions to the VEBA are subject to IRS limitations developed using the aggregate cost method. The Company’s postretirement benefit cost was $3.9, $2.7 and $2.4 for 2004, 2003 and 2002, respectively. The $3.9 recognized in 2004 includes $0.4 in special termination benefits that resulted from the 2004 restructuring plan disclosed in Note 4 of Notes to Financial Statements.

10.	Common and Preferred Shares

During 2002, the Company repurchased 15.0 million additional shares at a cost of $282.2, pursuant to Board authorization.

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of up to 10 million of its common shares. On April 2, 2003, the Board of Directors authorized the additional repurchase of up to 10 million of its common shares. The Company repurchased 13.6 million additional shares at a cost of $195.9 during 2003 pursuant to these authorizations.

During 2004, the Company repurchased 1.9 million of its common shares at a cost of $26.3 as a result of the above authorizations. The Company may repurchase 4.5 million additional shares pursuant to these authorizations.

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

Preferred Shares

The Company is authorized to issue up to 5 million preferred shares, of which 4 million would have voting rights. At December 31, 2004 and 2003, there were no preferred shares outstanding.

11.	Stock-Based Compensation Plans

At December 31, 2004, the Company had authorized 38 million common shares for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan (Convergys LTIP), as amended on February 24, 2004. The Convergys LTIP provides for the issuance of stock-based awards to certain employees. Convergys accounts for its stock-based compensation plan under the intrinsic value method of accounting as defined by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

Pursuant to the plan, the Company granted restricted stock awards that generally vest over terms of three to five years. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The Company also granted stock options with exercise prices that are no less than market value of the stock at the grant date, have a ten-year term and have vesting terms of three to four years.

Since early 2004, the Company issued no stock options to employees or directors. Instead, the Company began granting certain employees and directors restricted stock units. Unlike restricted stock awards discussed above, a holder of restricted stock units is not entitled to dividend and voting rights. Under the terms of the awards, the restrictions lapse over a period of 3 to 6 years and, in certain cases, are subject to performance measures. The Company first granted 1.8 million restricted stock units in April 2004. The amount of compensation expense recognized for stock-based compensation was $19.2, $10.7 and $14.1 in 2004, 2003 and 2002, respectively.

Presented below is a summary of Company stock option activity:

Shares in Thousands	Shares	Weighted Average Exercise Price
Options granted in 2002	3,982	$35.25
Options exercised in 2002	(1,008)	7.40
Options forfeited in 2002	(637)	31.49

Options outstanding at December 31, 2002	17,528	$27.70

Options exercisable at December 31, 2002	9,466	$21.26

Options granted in 2003	5,385	$12.08
Options exercised in 2003	(857)	7.47
Options forfeited in 2003	(866)	26.61

Options outstanding at December 31, 2003	21,190	$24.59

Options exercisable at December 31, 2003	13,123	$24.16

Options granted in 2004	4	$19.12
Options exercised in 2004	(771)	7.36
Options forfeited in 2004	(956)	27.15

Options outstanding at December 31, 2004	19,467	$25.10

Options exercisable at December 31, 2004	15,226	$26.31

The following table summarizes the status of the Company stock options outstanding and exercisable at December 31, 2004:

Shares in Thousands	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.84 to $9.64	658	1.2	$5.64	658	$5.64
$11.55 to $11.56	3,305	8.1	11.55	854	11.55
$12.01 to $15.00	2,458	5.2	14.05	2,417	14.07
$15.02 to $17.62	1,972	3.3	17.04	1,819	17.10
$17.81 to $22.22	2,022	4.3	21.49	1,940	21.61
$24.75 to $29.32	197	7.2	27.63	157	28.16
$29.53 to $29.54	2,190	5.0	29.53	2,190	29.53
$29.78 to $36.49	257	6.3	33.25	248	33.34
$36.67 to $36.68	2,936	7.0	36.67	1,471	36.67
$37.12 to $52.53	3,472	5.9	42.84	3,472	42.84

Total	19,467	5.7	$25.10	15,226	$26.31

The Company’s unvested restricted shares and restricted share units as of December 31, 2004 were 2.9 million.

The weighted average fair value on the date of grant for the Convergys options granted during 2004, 2003 and 2002 was $7.48, $5.00 and $13.73, respectively. Such amounts were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Ended December 31,	2004	2003	2002
Expected volatility	45.7%	49.4%	42.5%
Risk free interest rate	3.0%	2.9%	4.5%
Expected holding period, in years	4	4	4

12.	Commitments and Contingencies

Commitments

The Company leases certain facilities and equipment used in its operations under operating leases. Total rent expense was $93.1, $111.5 and $116.0 in 2004, 2003 and 2002, respectively.

At December 31, 2004, the total minimum rental commitments under non-cancelable operating leases are as follows:

2005	$74.3
2006	54.4
2007	36.4
2008	27.1
2009	22.7
Thereafter	51.3

Total	$266.2

The above amounts include obligations related to facilities that were closed in conjunction with the 2002 restructuring plan as further described in Note 4. Additionally, the above amounts also include the Company’s obligations related to its office complex in Orlando, Florida, which is leased from Wachovia Development Corporation (Lessor), a wholly owned subsidiary of Wachovia Corporation, under an agreement that expires in June 2010. The Lessor acquired the complex from an unaffiliated party for $65.0, its appraised value, and began leasing it to the Company in June 2003. The Lessor partially funded the purchase of the office complex with the issuance of $55.0 in notes sold to two non-affiliated institutional investors. The remaining $10.0 was funded through a combination of bank debt and equity. Under the lease agreement, the Company’s monthly lease payments include a fixed and variable component.

Upon termination or expiration, the Company must either purchase the property from the Lessor for $65.0 or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than the $65.0 financed by the Lessor, the Company agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, the Company is entitled to collect the excess. At the inception of the lease, the Company recognized a liability of approximately $5 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. The Company has recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which is being amortized as rental expense over the lease term. The liability will remain on the books until the end of the lease term.

Under the terms of the lease, the Company also provides certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure nor the fair value. The Company does not expect such amounts, if any, to be material.

The Company has concluded that it is not required to consolidate the Lessor pursuant to Interpretation No. 46 as the Company is not the primary beneficiary. Additionally, the Company is not required to consolidate the office complex and the related lease, as the lease does not qualify as a variable interest entity.

At December 31, 2004, the Company had outstanding letters of credit of approximately $19 related to performance and payment guarantees. The Company believes that any obligation that may arise will not be material.

The Company also has purchase commitments with two telecommunications providers of $35.0, $31.7 and $15.0 in 2005, 2006 and 2007, respectively.

Contingencies

The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business. The Company believes that the results of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition.

In September 2002, the Company was named as an additional defendant in an action filed with the Employment Tribunal in Glasgow, Scotland, by 156 former employees of Telesens against Telesens (in receivership) and the three individual receivers (Receivers). Prior to the Company’s acquisition of Telesens’ assets, the Receivers declared certain employees of Telesens redundant and terminated their employment. The claimants alleged that the dismissals were unlawful under Scottish law and that the Company, as purchaser of the Telesens business, is liable for the dismissals. In December 2004, the Company and the claimants settled the claim. The impact of this settlement did not have a material impact on the Company’s financial condition or results of operation.

From December 2003 through February 2004, six separate lawsuits were filed in the Court of Common Pleas, Cuyahoga County, Ohio, against Cincinnati SMSA Limited Partnership and other defendants. As disclosed in Note 2, Convergys is a limited partner of Cincinnati SMSA Limited Partnership, with a 45% ownership interest. Five of the suits were filed by companies purporting to be resellers (the “Resellers Cases”), while the sixth was filed by an individual consumer purporting to represent a class of damaged consumers (the “Consumer Case”). Each of the Reseller Cases seeks damages ranging from $1 to $3 plus treble damages under Ohio law. The Consumer Case seeks damages in excess of $60 and treble damages under Ohio law. All five of the Reseller Cases have been dismissed. However, two of these dismissals are being appealed. A motion to dismiss the Consumer Case is pending.

Pursuant to the partnership agreement, Convergys, as a limited partner, has no right to direct or participate in the defense of these actions, and, therefore, has no current ability to assess the merit of any claims made in these actions or identify any possible loss that could result from these claims against the partnership.

13.	Additional Financial Information

	At December 31,
	2004	2003
Property and equipment, net:
Land	$17.0	$18.4
Buildings	128.0	108.4
Leasehold improvements	154.2	132.7
Equipment	538.1	459.6
Software	348.9	316.9
Construction in progress and other	43.6	39.6

	1,229.8	1,075.6
Less: Accumulated depreciation	(813.2)	(711.8)

	$416.6	$363.8

Payables and other current liabilities:
Accounts payable	$23.3	$29.2
Accrued taxes	68.7	33.2
Accrued payroll-related expenses	119.4	100.9
Deferred compensation	57.4	67.2
Accrued expenses, other	91.9	97.7
Restructuring and exit costs	61.2	62.7
Deferred income taxes	9.3	—
Deferred revenue and government grants	96.7	75.8

	$527.9	$466.7

Other Comprehensive Income (Loss)

	At December 31,
	2004	2003
Accumulated other comprehensive income:
Currency translation adjustments	$16.0	$7.2
Minimum pension liability, net of tax of $1.3 and $5.4	(2.4)	(9.8)
Unrealized gain on hedging activities, net of tax of $15.0 and $12.1	24.5	18.3

	$38.1	$15.7

Cellular Partnerships

Summarized financial information for the Cellular Partnerships is as follows:

	At December 31,
	2004	2003		2002
Current assets	$20.3	$31.8		$35.0
Non-current assets	185.0	195.2		216.3
Current liabilities	25.2	18.6		41.0
Non-current liabilities	100.4	102.0		98.5

	Year Ended December 31,
	2004	2003		2002
Revenues	$236.6	$213.0		$201.5
Operating income (loss)	8.2	(24.0	)(1)	17.8
Net income (loss)	4.5	(28.0	)(1)	14.2

(1)	Includes a $22.0 loss related to the settlement of a lawsuit against Cincinnati SMSA Limited Partnership during 2003.

14.	Industry Segment and Geographic Operations

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

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Year Ended December 31,
	2004	2003	2002
Revenues:
CMG	$1,739.2	$1,504.9	$1,397.5
IMG	748.5	788.7	899.2
Less intersegment	—	(4.8)	(10.5)

	$2,487.7	$2,288.8	$2,286.2
Depreciation:
CMG	$76.3	$70.6	$72.0
IMG	32.9	30.6	42.9
Corporate	9.9	7.7	7.8

	$119.1	$108.9	$122.7
Amortization:
CMG	$11.4	$8.8	$8.7
IMG	10.7	6.3	5.7

	$22.1	$15.1	$14.4
Operating Income (Loss):
CMG	$131.4	$179.3	$134.7
IMG	73.0	119.4	131.7
Corporate and other	(18.9)	(6.3)	(13.1)

	$185.5	$292.4	$253.3
Restructuring and Impairment Charges:
CMG	$(0.9)	$—	$46.3
IMG	25.8	—	53.6
Corporate and other	5.5	(1.0)	7.8

	$30.4	$(1.0)	$107.7
Capital Expenditures:
CMG	$72.8	$51.1	$42.8
IMG	44.0	25.6	34.0
Corporate and other	39.4	97.1	14.0

	$156.2	$173.8	$90.8

	At December 31,
	2004	2003
Total Assets:
CMG	$1,242.2	$1,022.6
IMG	577.3	582.1
Corporate and other	388.6	205.5

	$2,208.1	$1,810.2

	At December 31,
	2004	2003
Goodwill, Net:
CMG	$677.2	$551.5
IMG	177.8	174.8

	$855.0	$726.3

Intersegment revenues are for services charged at rates which approximate cost.

Geographic Operations

The following table presents certain geographic information regarding the Company’s operations:

	Year Ended December 31,
	2004	2003	2002
Revenues:
North America	$2,281.9	$2,087.7	$2,119.5
Rest of World	205.8	201.1	166.7

	$2,487.7	$2,288.8	$2,286.2

	At December 31,
	2004	2003
Long-lived Assets:
North America	$1,234.2	$1,203.1
Rest of World	295.0	154.0

	$1,529.2	$1,357.1

Concentrations

Both of the Company’s segments derive significant revenues from Cingular Wireless. Cingular Wireless acquired AT&T Wireless on October 26, 2004. See further discussion of AT&T Wireless under the Item 7, “Risks Relating to Convergys and Its Business.”

Revenues from Cingular were 20.1%, 21.2% and 19.7% of the Company’s consolidated revenues for 2004, 2003 and 2002, respectively. Related accounts receivable from Cingular totaled $84.8 and $90.9 at December 31, 2004 and 2003, respectively.

Revenues from AT&T were less than 10% of the Company’s consolidated revenues for 2004 and 2003. Revenues from AT&T were 10.4% of the Company’s consolidated revenues for 2002.

15.	Earnings Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Shares in Millions	Net Income	Shares	Per Share Amount
2004:
Basic EPS	$111.5	141.4	$0.79
Effect of dilutive securities:
Stock-based compensation arrangements	—	4.0	0.02

Diluted EPS	$111.5	145.4	$0.77

Shares in Millions	Net Income	Shares	Per Share Amount
2003:
Basic EPS	$171.6	145.7	$1.18
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.1	0.03

Diluted EPS	$171.6	148.8	$1.15

2002:
Basic EPS	$145.9	162.9	$0.90
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.2	0.02

Diluted EPS	$145.9	166.1	$0.88

The diluted EPS calculation excludes the effect of 14.5 million, 13.7 million and 14.0 million outstanding stock options for the years ended December 31, 2004, 2003 and 2002, respectively, because they are anti-dilutive.

16.	Financial Instruments

The Company had a derivative liability of $1.3 related to the $250.0 interest rate swap as of December 31, 2004. The Company did not have interest rate swaps at December 31, 2003.

The Company had derivative liabilities related to outstanding forward exchange contracts and options maturing within 24 months, consisting primarily of Canadian dollar, Indian rupee, Philippine peso, the British pound and euro contracts with a notional value of $648.4 and $501.1 at December 31, 2004 and 2003, respectively. These derivatives were classified as other current assets of $39.8 and $30.5 and other current liabilities of $1.7 and $0.9 at December 31, 2004 and 2003, respectively. The Company recorded deferred tax liabilities of $15.0 and $12.1 related to these derivatives at December 31, 2004 and 2003. A total of $24.5 and $18.3 of deferred gains, net of tax, on derivative instruments in 2004 and 2003, respectively, were accumulated in other comprehensive income and is expected to be reclassified to earnings during the next 24 months.

17.	Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2004:
Revenues	$573.9	$601.7	$639.9	$672.2	$2,487.7
Operating income	$54.9	$46.2	$53.6	$30.8	$185.5
Net income	$32.5	$28.7	$30.1	$20.2	$111.5
Earnings per share:
Basic	$0.23	$0.20	$0.21	$0.14	$0.79
Diluted	$0.22	$0.20	$0.21	$0.14	$0.77

2003:
Revenues	$560.4	$563.2	$570.7	$594.5	$2,288.8
Operating income	$68.5	$71.0	$74.2	$78.7	$292.4
Net income	$34.9	$42.8	$45.5	$48.4	$171.6
Earnings per share:
Basic	$0.23	$0.29	$0.32	$0.34	$1.18
Diluted	$0.22	$0.29	$0.31	$0.33	$1.15

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements with accountants on any accounting or financial disclosure or auditing scope or procedure occurred during 2004.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with other members of senior management, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Sarbanes-Oxley Act) as of the year ended December 31, 2004. Based on this review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act, as amended, is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Convergys’ management is also responsible for establishing and maintaining adequate internal control over financial reporting that is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s independent registered accounting firm, Ernst & Young LLP has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 34.

Changes in Internal Control

In connection with its implementation of Sarbanes-Oxley Section 404, the Company has made various improvements to its system of internal control. However, there have been no material changes in the Company’s system of internal control or in other factors that could materially affect, or could reasonably be likely to materially affect, those controls subsequent to the date of management’s evaluation including any corrective actions with regard to material deficiencies and weaknesses.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Officers of the Registrant

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors, Audit Committee financial experts, Code of Ethics and Section 16 compliance is incorporated herein by reference to the section of the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 19, 2005.

Certain information concerning the executive officers of the Company is contained on Pages 10 - 11 of this Form 10-K.

Item 11. Executive Compensation

The Executive Compensation section is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 19, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Share Ownership of Directors and Officers section is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 19, 2005.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 19, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedule

Item 15(a)(1) and (2). List of Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Convergys are included in Item 8:

		Page
(1)	Consolidated Financial Statements:

	Consolidated Statements of Income and Comprehensive Income	37
	Consolidated Balance Sheets	38
	Consolidated Statements of Cash Flows	39
	Consolidated Statements of Shareholders’ Equity	40
	Notes to Financial Statements	41
	Report of Independent Registered Public Accounting Firm	36

(2)	Financial Statement Schedule:
	II - Valuation and Qualifying Accounts	68

Financial statement schedules other than that listed above have been omitted because the required information is not required or applicable.

(3)	Exhibits:

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

Exhibit Number
3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to Form S-3 filed on August 10, 2000, File No. 333-43404.)

3.2	Regulations of the Company. (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-53619.)

4	Rights Agreement dated November 30, 1998 between Convergys Corporation and The Fifth Third Bank. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed December 23, 1998, File No. 001-14379.)

10.1	Convergys Corporation 1998 Long-Term Incentive Plan as amended effective as of February 24, 2004. (Incorporated by reference to Appendix III of the Company’s proxy statement on Schedule 14A dated March 12, 2004.)

10.2	Convergys Corporation Deferred Compensation and LTIP Award Deferral Plan for Non-Employee Directors as amended and restated effective February 24, 2004. (Incorporated by reference to Exhibit 10.24 to Form 10-Q filed on August 9, 2004.)

10.3	Convergys Corporation Executive Deferred Compensation Plan as amended October 29, 2001 and February 24, 2004. (Incorporated by reference to Exhibit 10.3 to the Company’s 2001 Annual Report on Form 10-K and to Exhibit 10.25 to Form 10-Q filed on August 9, 2004.)

10.4	Employment Agreement between the Company and James F. Orr and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.8 to the Company’s 1998 Annual Report on Form 10-K.)

10.5	Employment Agreement between the Company and Steven G. Rolls and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.10 to the Company’s 1998 Annual Report on Form 10-K.)

10.6	Employment Agreement between the Company and David F. Dougherty and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.12 to the Company’s 1998 Annual Report on Form 10-K.)

10.7	Employment Agreement between the Company and Earl C. Shanks. (Incorporated by reference to Exhibit 10.10 to the Company’s 2003 Annual Report on Form 10-K.)

10.8	Employment Agreement between the Company and William H. Hawkins II. (Incorporated by reference to Exhibit 10.10 to the Company’s 2003 Annual Report on Form 10-K.)

10.9	Convergys Corporation Supplemental Executive Retirement Plan as amended and restated effective February 27, 2001 and subsequently amended effective January 1, 2004.

10.10	Convergys Corporation Employee Stock Purchase Plan. (Incorporated by reference to Appendix IV of the Company’s proxy statement on Schedule 14A filed on March 12, 2004.)

10.11	$325,000,000 Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 21, 2004. (Incorporated by reference to Form 8-K dated December 22, 2004.)

10.12	Convergys Corporation Retirement and Savings Plan. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on July 19, 2002, File No. 333-96733.)

10.13	Participation Agreement between Convergys Corporation, Various Guarantors and Wachovia Development Corporation dated as of June 30, 2003. (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 12, 2003.)

10.14	Amended and Restated Lease Agreement between Wachovia Development Corporation and Convergys Corporation as of June 30, 2003. (Incorporated by reference to Exhibit 10.2 to Form 10-Q on August 12, 2003.)

10.15	Security Agreement between Wachovia Development Corporation and Wachovia Bank, National Association and accepted and agreed to by Convergys Corporation as of June 30, 2003. (Incorporated by reference to Exhibit 10.3 to Form 10-Q on August 12, 2003.)

10.16	Assignment and Recharacterization Agreement between Convergys Corporation, Wells Fargo Bank Northwest, National Association, Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 to Form 10-Q on August 12, 2003.)

10.17	$55,500,000 Promissory Note with General Electric Capital Assurance Company dated as of November 7, 2003. (Incorporated by reference to Exhibit 10.20 to the Company’s 2003 Annual Report of Form 10-K.)

10.18	Amended and Restated Receivables Purchase Agreement dated as of November 20, 2003. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on March 5, 2004.)

10.19	Geneva Technology Limited Unapproved Share Option Scheme 1998. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on August 7, 2001, File No. 333-66992.)

10.20	Convergys Corporation Canadian Employee Share Plan. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on December 29, 1999, File No. 333-86137.)

10.21	$250,000,000 Senior Notes Underwriting Agreement dated December 16, 2004. (Incorporated by reference to Item 8.01 to Form 8-K filed on December 22, 2004.)

10.22	Annual Executive Incentive Plan. (Incorporated by reference to Exhibit 1 to Form 8-K filed on February 24, 2005, File No. 001-14379.)

10.23	Form Time-Based Restricted Stock Unit Award Agreement for Non-Employee Directors.

10.24	Form Time-Based Restricted Stock Unit Award Agreement for Employees.

10.25	Form Performance-Based Restricted Stock Unit Award Agreement.

10.26	Form Performance-Based Restricted Stock Unit Award Agreement for Senior Executives.

10.27	Form Performance Unit Award Agreement.

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company will furnish, without charge, to a security holder upon request, a copy of the documents, or the portions thereof, which are incorporated by reference, and will furnish any other exhibit at cost.

Item 15(b) and (c). Exhibits and Financial Statement Schedule

The responses to these portions of Item 15 are submitted as a separate section of this report.

CONVERGYS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Millions of Dollars)

COL. A	COL. B	COL. C				COL. D		COL. E
	Balance at Beginning of Period	Additions				Deductions		Balance at End of Period
Description		(1) Charged to Expense		(2) Charged to Other Accounts
Year 2004
Allowance for Doubtful Accounts	$20.4	$1.6		—		$4.1	(a)	$17.9
Deferred Tax Asset Valuation Allowance	$37.6	$11.4	(e)	$32.7	(f)	—		$81.7
Restructuring Reserve	$62.7	$26.0		—		$27.5		$61.2

Year 2003
Allowance for Doubtful Accounts	$15.7	$8.1		—		$3.4	(a)	$20.4
Deferred Tax Asset Valuation Allowance	$47.0	$2.6	(b)	—		$12.0	(d)	$37.6
Restructuring Reserve	$91.7	$(1.0)		—		$28.0		$62.7

Year 2002
Allowance for Doubtful Accounts	$14.7	$10.9		—		$9.9	(a)	$15.7
Deferred Tax Asset Valuation Allowance	$38.3	$14.7	(b)	$2.3	(b)	$8.3	(c)	$47.0
Restructuring Reserve	$19.6	$86.8		—		$14.7		$91.7

(a)	Primarily includes amounts written off as uncollectible.
(b)	Amounts relate to valuation allowances recorded for foreign operating and domestic capital loss carryforwards.
(c)	Includes the reversal of valuation allowances related to operating and capital loss carryforwards that expired during 2002.
(d)	Includes reversal of valuation allowances related to operating loss carryforwards and a 2003 IRS audit settlement of capital loss carryforwards.
(e)	Amounts relate to valuation allowances recorded for state and foreign operating loss and tax credit carryforwards.
(f)	Includes valuation allowances related to operating loss carryforwards acquired in connection with business combinations made during 2004, as well as the impact of foreign currency translation adjustment.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERGYS CORPORATION

March 3, 2005	By	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
Chairman of the Board;
Principal Executive Officer;
President, Chief Executive
JAMES F. ORR*	Officer and Director
James F. Orr

Principal Financial Officer;
EARL C. SHANKS*	Chief Financial Officer
Earl C. Shanks

Principal Accounting Officer;
Vice President and
MICHAEL D. JONES*	Controller
Michael D. Jones

ZOË BAIRD*	Director
Zoë Baird

JOHN F. BARRETT*	Director
John F. Barrett

DAVID B. DILLON*	Director
David B. Dillon

ERIC C. FAST*	Director
Eric C. Fast

JOSEPH E. GIBBS*	Director
Joseph E. Gibbs

ROGER L. HOWE*	Director
Roger L. Howe

STEVEN C. MASON*	Director
Steven C. Mason

PHILIP A. ODEEN*	Director
Philip A. Odeen

Signature	Title	Date
SIDNEY A. RIBEAU*	Director
Sidney A. Ribeau

DAVID R. WHITWAM*	Director
David R. Whitwam

*By:	/s/ Earl C. Shanks	March 3, 2005
Earl C. Shanks
as attorney-in-fact and as
Chief Financial Officer