Form 10-Q
period 2005-03-31
CONVERGYS CORP
filed 2005-05-05
CIK 1062047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

At April 30, 2005, there were 142,225,454 common shares outstanding, excluding amounts held in Treasury (175,754,811 common shares outstanding, of which 33,529,357 were held in Treasury).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1934).    Yes  ☒    No  ☐

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in millions, except per share amounts)	Three Months Ended March 31,
	2005	2004
Revenues	$637.3	$573.9

Costs and Expenses:
Cost of providing services and products sold	397.3	351.4
Selling, general and administrative	133.3	117.0
Research and development costs	17.6	18.5
Depreciation	31.3	27.5
Amortization	5.9	4.6

Total costs and expenses	585.4	519.0

Operating Income	51.9	54.9

Equity in Earnings of Cellular Partnerships	3.8	(0.1)
Other Expense, net	(1.4)	(1.7)
Interest Expense	(4.8)	(1.7)

Income Before Income Taxes	49.5	51.4
Income Taxes	18.3	18.9

Net Income	$31.2	$32.5

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	$0.7	$(0.8)
Unrealized loss on cash flow hedging	(5.9)	(3.6)

Total other comprehensive loss	(5.2)	(4.4)

Comprehensive Income	$26.0	$28.1

Earnings Per Common Share:
Basic	$0.22	$0.23

Diluted	$0.22	$0.22

Weighted Average Common Shares Outstanding:
Basic	141.3	142.1
Diluted	143.8	145.3

See Notes to Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Millions)

	(Unaudited) March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$37.2	$58.4
Receivables, less allowances of $18.9 and $17.9	455.7	447.3
Prepaid expenses and other current assets	96.1	87.1

Total current assets	589.0	592.8

Property and equipment - net	408.9	416.6
Goodwill - net	856.8	855.0
Other intangibles - net	54.2	58.0
Investments in Cellular Partnerships	38.3	34.6
Deferred charges	148.3	151.6
Deferred income tax benefits	47.5	46.2
Other assets	50.2	53.3

Total Assets	$2,193.2	$2,208.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Debt maturing within one year	$43.1	$49.5
Payables and other current liabilities	490.3	527.9

Total current liabilities	533.4	577.4

Long-term debt	294.6	302.2
Other long-term liabilities	48.1	43.2

Total liabilities	876.1	922.8

Shareholders’ Equity:
Preferred shares – without par value, 5.0 authorized	—	—
Common shares – without par value, 500.0 authorized; 175.7 and 175.3 issued and outstanding in 2005 and 2004, respectively	879.4	873.6
Treasury shares – 33.3 shares in 2005 and 33.3 in 2004	(573.3)	(573.3)
Retained earnings	978.1	946.9
Accumulated other comprehensive income	32.9	38.1

Total shareholders’ equity	1,317.1	1,285.3

Total Liabilities and Shareholders’ Equity	$2,193.2	$2,208.1

See Notes to Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31.2	$32.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37.2	32.1
Deferred income tax benefit	(1.4)	(2.0)
Cellular Partnerships earnings less than (in excess of) distributions	(3.7)	0.3
Income tax benefit from stock option exercises	1.0	0.2
Stock compensation expense	3.6	2.5
Decrease in amounts sold under receivables securitization, net	(50.0)	—
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in receivables	41.6	2.9
Increase in other current assets	(17.2)	(6.0)
Decrease in deferred charges	3.3	0.6
Decrease in other assets and liabilities	1.6	1.9
Decrease in payables and other current liabilities	(36.9)	(11.8)
Other, net	0.6	5.2

Net cash provided by operating activities	10.9	58.4

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(23.4)	(36.3)
Return of capital from Cellular Partnerships	—	3.3
Acquisitions, net of cash acquired	(1.0)	—

Net cash used in investing activities	(24.4)	(33.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt, net	(8.9)	(23.3)
Issuance of common shares	1.2	1.0

Net cash used in financing activities	(7.7)	(22.3)

Net increase (decrease) in cash and cash equivalents	(21.2)	3.1
Cash and cash equivalents at beginning of period	58.4	37.2

Cash and cash equivalents at end of period	$37.2	$40.3

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(1)	BACKGROUND AND BASIS OF PRESENTATION

Convergys Corporation (the Company or Convergys) is a global leader in providing customer care, human resource and billing services. The Company has two reporting segments: (i) the Customer Management Group (CMG), which provides outsourced customer care and human resource services; and (ii) the Information Management Group (IMG), which provides outsourced billing and information services and software. The Company has developed a base of recurring revenues by providing value-added billing and customer care and human resource solutions for its clients, generally under long-term contracts.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Interim financial statements are not necessarily indicative of the financial position on operating results for an entire year. These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. Certain prior period amounts have been reclassified to conform to current period presentation.

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R). This pronouncement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company was originally required to adopt SFAS No. 123R beginning July 1, 2005. However, as a result of the announcement made by the Securities and Exchange Commission on April 14, 2005 regarding the adoption of SFAS No. 123R, the Company now has until January 1, 2006 to adopt the pronouncement. The adoption of this pronouncement is expected to result in approximately $1 of incremental stock compensation expense in 2006.

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(3)	ACQUISITIONS

In November 2004, the Company acquired Finali Corporation (Finali) for approximately $25 in cash. Finali is a contact center analytics firm that specializes in customer-driven business transformation and addresses the specific needs of the in-house contact center market. Finali provides Convergys a new suite of differentiated, premium services and helps enable Convergys to create industry-specific benchmark data on customer interactions to help clients identify and address gaps in business performance more quickly and effectively.

In May 2004, the Company acquired 100% of the outstanding shares of Encore Receivable Management, Inc. (Encore), a Kansas-based provider of accounts receivable management and collection services. This transaction provides CMG entry into the accounts receivable management market and the ability to expand its business process outsourcing capabilities. The purchase price was $60. This includes a $7.0 purchase price adjustment paid during the third quarter of 2004, which was based on working capital acquired. Additional earn-out payments up to $14 are possible based on future operating performance.

In May 2004, the Company also acquired 100% of the outstanding shares of DigitalThink, Inc. (NASDAQ: DTHK), a custom e-learning company (DigitalThink). DigitalThink’s solutions include consulting services, simulations, custom online course development and a scalable platform for on-demand course delivery. With this acquisition, Convergys is able to provide its clients customized, on-demand courses; expand its capabilities in the human resource business process outsourcing market to meet the needs of large global organizations for full service learning solutions, including consulting and course design, development, delivery and administration; and support its human resource and customer care clients more efficiently by accelerating the effectiveness of customer support teams through on-the-job training for client programs. Convergys paid approximately $131 for the purchase of DigitalThink, including transaction costs.

Additionally, in May 2004, the Company acquired 100% of the outstanding shares of WhisperWire, Inc. (WhisperWire), a provider of industry-specific sales effectiveness software. WhisperWire’s PowerSeller® software complements Convergys’ InfinysTM business support system for ordering, billing and customer care for converged voice, data and video services. The acquisition enables Convergys to offer communications providers a complete solution to drive more effectively their sales process from lead-to-cash. In April 2004, the Company acquired 100% of the outstanding shares of two Singapore-based companies, Out-Smart.com Pte. Ltd. and i-Benefits Pte. Ltd., in order to expand its outsourcing capabilities. Both companies provide a range of human resource and benefits services to companies in the Asian Pacific region. The combined purchase price of these three acquisitions was approximately $23.

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

The following is a summary of the purchase price allocation related to the above acquisitions made by the Company during 2004:

Total purchase price, less $16.3 in acquired cash	$223.0

Allocation:
Accounts receivable and other current assets	$15.7
Tangible assets	13.7
Acquired software	12.5
Customer relationships	26.1
Non-compete agreements	2.6
Goodwill	125.7
Deferred tax assets (operating tax carryforwards)	63.0
Other assets	0.3
Current liabilities	(26.4)
Deferred tax liabilities	(6.8)
Debt	(3.0)
Other liabilities	(0.4)

The following unaudited pro forma information summarizes the combined results of operations of the Company and the acquired businesses as though the acquisitions had occurred at the beginning of 2004.

Three Months Ended March 31, 2004
Revenues	$600.7
Net income	22.7
Diluted earnings per share	$0.16

On December 31, 2003, the Company acquired certain billing and customer care assets from ALLTEL Communications Inc., a subsidiary of ALLTEL Corporation (ALLTEL), for $37. During the third quarter of 2004 and the first quarter of 2005, the Company paid $0.8 and $1.0, respectively, in earn-out payments to ALLTEL. Additional earn-out payments of approximately $6 are possible based on future performance. As part of the acquisition, Convergys began providing billing services to more than 10.5 million additional wireless and wireline subscribers, and added several new companies to its list of billing clients including Cingular Wireless (Cingular), Centennial Communications and Commonwealth Telephone.

(4)	RESTRUCTURING AND IMPAIRMENT

2004 Restructuring

As discussed more fully in the “Business Restructuring and Asset Impairment” section of the Notes to Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company initiated a restructuring plan during the fourth quarter of 2004 that is expected to affect approximately 600 professional and administrative employees worldwide. This resulted in a fourth quarter of 2004 severance charge of $36.7, $32.3 of which was cash-related. $3.3 of the charge reflected a non-cash charge resulting from the modification and acceleration of equity-based awards. The remaining $1.1 of the charge consisted of curtailment charges related to the Company’s supplemental executive retirement plan and special termination benefit charges related to the Company’s postretirement plan.

Also in the fourth quarter of 2004, the Company reversed $6.3 of its facility abandonment costs relating to the fourth quarter of 2002 restructuring plan. The Company’s Laredo, Texas contact center reopened to support a new, large, customer care outsourcing agreement with a communications provider that was signed in December 2004.

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

As a result of the severance costs and facility cost reversal, the Company recorded a net restructuring charge of $30.4 ($21.0 after tax) in the fourth quarter of 2004.

The reduction in force is taking place through a combination of voluntary and involuntary separations. The severance benefits for the involuntary separations are being paid pursuant to the Company’s existing severance plans or employment agreements. The voluntary terminations were substantially completed in 2004. The Company began the involuntary separations in 2004 and expects them to be substantially completed by the end of the second quarter of 2005. As of March 31, 2005, the Company had completed 293 of the headcount reductions and had paid $22.1 of the expected $32.5 in cash severance costs.

Restructuring liability activity for the 2004 plan consisted of the following:

Balance at January 1, 2005	$26.9
Severance payments	(16.7)
Other	0.2

Balance at March 31, 2005	$10.4

2002 Restructuring

The Company initiated a restructuring plan during the fourth quarter of 2002 that included a reduction in headcount affecting professional and administrative employees worldwide and the consolidation or closure of certain CMG and IMG facilities. The restructuring plan resulted in $26.0 of severance costs, $62.3 of facility abandonment costs associated with ongoing lease obligations and $6.7 of asset impairments for the disposal of leasehold improvements and equipment for the facilities that the Company had abandoned by the end of 2002. Additionally, the Company recorded $12.7 in asset impairments, consisting principally of purchased software that the Company will not deploy or further market.

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

These actions are expected to result in cash costs of $81.5, of which the Company had spent $52.3 through the first quarter of 2005. These initiatives resulted in approximately 1,350 headcount reductions. The remaining $29.2 reflects facility abandonment costs, which will be paid over several years until the leases expire.

Restructuring liability activity for the 2002 plan consisted of the following:

	2005	2004
Balance at January 1	$32.6	$59.2
Severance payments	—	(3.5)
Lease termination payments	(2.9)	(4.1)
Other	(0.5)	0.5

Balance at March 31	$29.2	$52.1

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company is required to test goodwill for impairment annually and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The Company performed its annual impairment tests during the fourth quarter of 2004 and concluded that no goodwill impairment existed.

Goodwill, net increased to $856.8 at March 31, 2005 from $855.0 at December 31, 2004, as a result of business combinations discussed in Note 3 and foreign currency translation adjustments.

As of March 31, 2005, the Company’s other intangible assets acquired through business combinations consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$44.3	$(31.5)	$12.8
Contracts and other intangibles	125.5	(71.3)	54.2

Total	$169.8	$(102.8)	$67.0

Intangible amortization expense for the three-month periods ended March 31, 2005 and March 31, 2004 was $5.9 and $4.6, and is estimated to be approximately $21 for the year ending December 31, 2005. Estimated intangible amortization expense for the four subsequent fiscal years is as follows:

For the year ended 12/31/06	$9
For the year ended 12/31/07	$8
For the year ended 12/31/08	$8
For the year ended 12/31/09	$7
Thereafter	$20

The intangible assets are being amortized using the following amortizable lives: two to seven years for software and two to ten years for customer relationships and other. The weighted average amortization period for intangible assets is eight years (six years for software, nine years for customer relationships and other).

(6)	SHAREHOLDERS’ EQUITY

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of 10 million of its common shares. On April 2, 2003, the Company’s Board of Directors authorized the additional repurchase of up to 10 million of its common shares. Through December 31, 2004, the Company repurchased 15.5 million common shares at a cost of $222.2 pursuant to these authorizations.

During the first three months of 2005, the Company did not purchase any additional common shares. From April 28, 2005 through May 4, 2005, the Company repurchased approximately 0.5 million shares for a total cost of $6.7. The Company may repurchase 4.0 million additional shares pursuant to these authorizations.

(7)	STOCK-BASED COMPENSATION PLANS

At March 31, 2005, the Company had authorized 38 million common shares for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan (Convergys LTIP), as amended on February 24, 2004. The Convergys LTIP provides for the issuance of stock-based awards to certain employees. Convergys accounts for its stock-based compensation plan under the intrinsic value method of accounting as defined by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

Through early 2004, the Company granted restricted stock awards that generally vest over terms of three to five years pursuant to the plan. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The Company also granted stock options with exercise prices that are no less than market value of the stock at the grant date, have a ten-year term and have vesting terms of three to four years.

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

The Company’s operating results for the three-month periods ended March 31, 2005 and March 31, 2004 reflected gross compensation expense of $3.6 and $2.5, respectively, for stock-based compensation.

The effect on net income and earnings per share, if the Company had accounted for stock options under the fair value method of accounting under SFAS No. 123, as amended by SFAS No. 148, is as follows:

	Three Months Ended March 31,
Amounts in millions	2005	2004
Net income, as reported	$31.2	$32.5

Add: Stock-based employee compensation expense determined under the intrinsic method, net of related tax effects	2.3	1.6

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4.8)	(8.0)

Pro forma net income	$28.7	$26.1

Earnings per share:
Basic - as reported	$0.22	$0.23
Basic - pro forma	$0.20	$0.18

Diluted - as reported	$0.22	$0.22
Diluted - pro forma	$0.20	$0.18

The weighted average fair value on the date of grant for the Convergys options granted during the three months ended March 31, 2004 was $7.36. Such amounts were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected volatility	47.3%
Risk free interest rate	1.7%
Expected holding period, in years	4

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(8)	EMPLOYEE BENEFIT PLANS

The Company sponsors a defined benefit pension plan, which includes both a qualified and a non-qualified portion, for all eligible employees (the cash balance plan). The Company also sponsors a non-qualified, unfunded executive deferred compensation plan and a supplemental, non-qualified, unfunded plan for certain senior executives. The pension benefit formula for the cash balance plan is determined by a combination of compensation-based credits and annual guaranteed interest credits. Benefits for the executive deferred compensation plan are based on employee deferrals, matching contributions and investment earnings on participant accounts. Benefits for the supplemental plan are based on age, years of service and eligible pay. Funding of the cash balance plan has been achieved through contributions made to a trust fund. The contributions have been determined using the aggregate cost method. The Company’s measurement date for all plans is December 31. Pension cost for the cash balance plan is determined based on the traditional unit credit cost method. Pension costs for the unfunded executive pension plans are determined based on the projected unit credit cost method.

Pension cost for the cash balance plan included the following components:

	Three Months Ended March 31,
	2005	2004
Service cost (benefits earned during the period)	$5.1	$5.1
Interest cost on projected benefit obligation	2.6	2.6
Expected return on plan assets	(4.4)	(4.7)
Amortization and deferrals—net	0.2	(0.2)

Pension cost	$3.5	$2.8

Pension cost for the unfunded executive pension plans included the following components:

	Three Months Ended March 31,
	2005	2004
Service cost (benefits earned during the period)	$1.3	$1.5
Interest cost on projected benefit obligation	1.3	1.6
Amortization and deferrals—net	0.3	0.5

Pension cost	$2.9	$3.6

The Company expects to contribute $0.4 to its cash balance plan during 2005 to fund non-qualified pension distributions.

(9)	SIGNIFICANT CUSTOMER

Both of the Company’s segments derive significant revenues from Cingular. See further discussion of Cingular under the “Risks Relating to Convergys and Its Business” section. Revenues from Cingular were 19.0% and 21.9% of the Company’s consolidated revenues for the three-month periods ended March 31, 2005 and March 31, 2004, respectively. Related accounts receivable from Cingular totaled $87.1 and $84.8 at March 31, 2005 and December 31, 2004, respectively.

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

From December 2003 through February 2004, six separate lawsuits were filed in the Court of Common Pleas, Cuyahoga County, Ohio, against Cincinnati SMSA Limited Partnership and other defendants. Convergys is a limited partner of Cincinnati SMSA Limited Partnership, with a 45% ownership interest. Five of the suits were filed by companies purporting to be resellers (the “Resellers Cases”), while the sixth was filed by an individual consumer purporting to represent a class of damaged consumers (the “Consumer Case”). Each of the Cases seeks damages ranging from $1 to $3 plus treble damages under Ohio law. The Consumer Case seeks damages in excess of $60 plus treble damages under Ohio law. All five of the Resellers Cases have been dismissed. However, two of these dismissals are being appealed. A motion to dismiss the Consumer Case is pending.

Pursuant to the partnership agreement, Convergys, as a limited partner, has no right to participate in the defense of these actions and, therefore, has no current ability to assess the merit of any claims made in these actions or identify any possible loss which could result from these claims against the partnership.

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

Upon termination or expiration of the lease, the Company must either purchase the property from the Lessor for $65.0 or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than $65.0, the Company has agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, the Company is entitled to receive the excess. At the inception of the lease, the Company recognized a liability of approximately $5 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. The Company recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which is being amortized to rental expense over the lease term. The liability will remain on the balance sheet until the end of the lease term.

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

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(11)	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Industry Segment Information

The Company has two segments, which are identified by service offerings. CMG provides outsourced customer care and human resource services. IMG provides outsourced billing and information services and software.

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Three Months Ended March 31,
Millions of dollars	2005	2004
Revenues:
CMG	$447.5	$390.9
IMG	189.8	183.0

	$637.3	$573.9

Depreciation:
CMG	$20.2	$17.4
IMG	7.9	7.7
Corporate and other	3.2	2.4

	$31.3	$27.5

Amortization:
CMG	$3.2	$2.2
IMG	2.7	2.4

	$5.9	$4.6

Operating income:
CMG	$21.5	$31.5
IMG	33.4	24.5
Corporate and other	(3.0)	(1.1)

	$51.9	$54.9

Capital expenditures:
CMG	$13.1	$13.4
IMG	4.8	7.0
Corporate and other	5.5	15.9

	$23.4	$36.3

	At Mar. 31, 2005	At Dec. 31, 2004
Goodwill, Net:
CMG	$678.6	$677.2
IMG	178.2	177.8

	$856.8	$855.0

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(12)	EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Three Months Ended March 31, 2005	Net Income	Shares	Per Share
Basic EPS	$31.2	141.3	$0.22
Effect of dilutive securities:
Stock-based compensation arrangements	—	2.5	—

Diluted EPS	$31.2	143.8	$0.22

Three Months Ended March 31, 2004
Basic EPS	$32.5	142.1	$0.23
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.2	(0.01)

Diluted EPS	$32.5	145.3	$0.22

The diluted EPS calculation for the three months ended March 31, 2005 and March 31, 2004 excludes the effect of 12.8 million and 13.4 million outstanding stock options, respectively, because they are anti-dilutive.

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

BACKGROUND

Convergys Corporation (the Company or Convergys) is a global leader in providing customer care, human resource and billing services. The Company has two reporting segments: (i) the Customer Management Group (CMG), which provides outsourced customer care and human resource services; and (ii) the Information Management Group (IMG), which provides outsourced billing and information services and software.

CMG

CMG provides outsourced customer care and human resource services for its clients utilizing advanced information systems capabilities, human resource management skills and industry expertise. In its multi-channel contact centers, CMG service agents provide a full range of customer care and human resource services including initial product information requests, customer retention initiatives, technical support inquiries for consumers and business customers, staffing, benefits administration, payroll administration and general human resource and administration services.

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

CMG continues to face challenges including pricing pressure, the impact of the weakened U.S. dollar versus Canadian dollar and realizing the returns its expects from its ongoing investment in its employee care operations. Despite these challenges, the Company believes that it can continue to capitalize on the trend of large companies and governmental agencies who turn to outsourcing providers to obtain cost-effective, high quality customer support and employee care solutions. The Convergys strategy is to capture the growing demand for outsourced customer care and support services by focusing on the delivery of quality service and value to its clients and expanding its service offerings. CMG has served its top 10 clients, in terms of revenue, an average of 10 years. The Company believes that these long-term relationships reflect CMG’s commitment to delivering quality service to its clients.

As evidenced by the recent expansion of its contact center capacity in India and the Philippines, the Company is striving to meet client demand for a highly educated workforce, lower costs and 24-hour coverage. Additionally, in response to client and market demand, CMG entered the accounts receivable management market and expanded its business process outsourcing capabilities with the acquisition of Encore Receivable Management, Inc. (Encore). It expanded its business transformational capabilities and professional service offerings for the in-house and outsourced contact center industry with the acquisition of Finali Corporation (Finali). It also expanded its learning outsourcing services to include innovative content development and delivery services through its acquisition of DigitalThink, Inc. (DigitalThink). CMG also has expanded its global payroll and benefits outsourcing capabilities with the acquisition of two companies in Singapore: Out-Smart.com Pte. Ltd. (Out-Smart.com) and i-Benefits Pte. Ltd. (i-Benefits).

IMG

IMG serves clients principally by providing and managing complex billing and information software that addresses all segments of the communications industry. IMG provides its software products in one of three delivery modes: outsourced, licensed or build-operate-transfer (BOT). In the outsourced delivery mode, IMG provides the billing services by running its software in one of its data centers. In the licensed delivery mode, the software is licensed to clients who perform billing internally. Finally, the BOT delivery mode entails IMG implementing and initially running its software in the client’s data center with the client having the option of transferring the operation of the center to the client at a future date.

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

During the quarter ended March 31, 2005, 47.4% of IMG’s revenues were from data processing services generated from recurring monthly payments from its clients based upon the number of client subscribers or bills processed by IMG in its data centers. Most of IMG’s data processing agreements, which are typically for multiple years, are priced on a monthly, per subscriber or per event basis. Professional and consulting services for installation, implementation, customization, enhancement and managed services accounted for 32.1% of IMG’s March 31, 2005 revenues. The Company invoices its clients for these services based on time and material costs at contractually agreed upon rates, or in some instances, for a fixed fee. IMG’s remaining revenues consist of license and related support and maintenance fees earned under perpetual and term license arrangements. The Company invoices its clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. Fees for support and maintenance normally are charged in advance either on an annual, quarterly or monthly basis.

IMG continues to face intense competition as well as consolidation within the communications industry. Despite these challenges, the Company believes that there are strong growth opportunities within the billing market. In order to survive in an increasingly competitive and convergent industry, communications companies are continuously looking to expand their service offerings, which has resulted in increasingly complex and ever changing billing system requirements. Where once it was believed that communication providers would replace their entire legacy billing systems with next-generation end-to-end billing systems, the market demand appears to have shifted to augmentation and upgrading, versus replacement, of these legacy billing systems. Furthermore, communication providers are demanding flexible and compatible software products versus custom developed software systems. In order to meet this demand, Convergys continues to invest in research and development of Infinys™, the Company’s modular and convergent business support system software, which enables communications companies or operators to accelerate the delivery of new services for a wide range of offerings including voice, video and data services. The Company is responding to this market demand by expanding its consulting and professional service and managed service offerings.

During the fourth quarter of 2004, the Company initiated a restructuring plan aimed at streamlining its operations and cost structure, with a heavy focus on IMG. In addition, IMG has been acting to better align its cost structure. The expectation is that these actions will strengthen the Company’s prospects for long-term growth.

Despite the challenges facing both segments, the Company believes that its prospects for future growth are strong and its financial structure and condition are solid. At March 31, 2005, total capitalization was $1,654.8, consisting of $337.7 of short-term and long-term debt and $1,317.1 of equity.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of the Company, are forward-looking statements. Sometimes these statements will contain words such as “believes,” “expects,” “intends,” “could,” “should,” “will,” “plans,” “anticipates” and other similar words. These statements discuss potential risks and uncertainties, and, therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company expressly states that it has no current intention to update any forward-looking statements, whether as a result of new information, future events or otherwise.

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Important factors that may affect these projections or expectations include, but are not limited to: the loss of a significant client or significant business from a client; difficulties in completing a contract or implementing its provisions, or completing or integrating an acquisition; consolidation within the industries in which the Company’s clients operate; difficulties in conducting business internationally; changes in the overall economy; changes in competition in markets in which the Company operates; changes in the legal or regulatory environment in which the Company and its clients operate; changes in the demand for the Company’s services; changes in technology that impact both the markets served and the types of services offered; changes in accounting principles generally accepted in the United States of America; and the consequence of potential terrorist activities and the responses of the United States and other nations to such activities.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data. Detailed comparisons of revenue and expenses are presented in the discussions of the operating segments, which follow the consolidated results discussion. Results for interim periods may not be indicative of the results for the full years.

Consolidated Overview

Three Months Ended March 31, 2005 versus Three Months Ended March 31, 2004

The Company’s revenues for the first quarter of 2005 increased 11% from the first quarter of 2004 to $637.3. The revenue increase is attributable to a 14% increase in CMG revenues as well as a 4% increase from IMG. The Company’s operating income was $51.9 in the first quarter of 2005 versus $54.9 in the prior year. This 5% decrease reflects higher expenses incurred at CMG as a result of the continued weakening of the U.S. dollar versus Canadian dollar and increased expenses incurred in connection with the ramp of CMG’s employee care operations. These items were partially offset by the favorable impact of higher revenues from IMG and savings realized through the recent restructuring initiatives.

As a percentage of revenues, costs of products and services increased to 62.3% from 61.2% in the prior year. This increase largely reflects the higher level of expenses incurred at CMG as a result of the continued weakening of the U.S. dollar versus Canadian dollar. The 14% increase in selling, general and administrative expenses reflects expenses incurred by the operations acquired by the Company during 2004 and further expansion of CMG’s employee care and offshore contact center operations. This was partially offset by savings realized at IMG as a result of the recent restructuring initiatives. Research and development expenses decreased 5% as a result of a slight drop in spending by both IMG and CMG. Depreciation expense increased 14% due to tangible assets acquired in connection with 2004 business acquisitions, as well as further investment in CMG’s offshore operations. Amortization expense increased 28% to $5.9, reflecting the amortization of intangible assets acquired in connection with 2004 business acquisitions.

During the first quarter of 2005, the Company recorded equity income in the Cellular Partnerships of $3.8 compared with an equity loss of $0.1 in the prior year. Interest expense of $4.8 increased from $1.7 in the prior year reflecting higher levels of debt and higher interest rates. The Company’s effective tax rate was 37.0% for the three months ended March 31, 2005, versus 36.7% during the three months ended March 31, 2004.

As a result of the foregoing, net income and earnings per diluted share were $31.2 and $0.22, respectively, in the first quarter of 2005. This compares with $32.5 and $0.22, respectively, in the prior year.

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

CUSTOMER MANAGEMENT

(Dollars in Millions)	Three Months Ended March 31,
	2005	2004	Change	%
Revenues:
Communications	$231.6	$233.1	$(1.5)	(1)
Technology	39.0	39.2	(0.2)	(1)
Financial services	68.1	36.3	31.8	88
Other	108.8	82.3	26.5	32

Total revenues	447.5	390.9	56.6	14

Costs of products and services	298.3	256.1	42.2	16
Selling, general and administrative expenses	102.6	81.6	21.0	26
Research and development costs	1.7	2.1	(0.4)	(19)
Depreciation	20.2	17.4	2.8	16
Amortization	3.2	2.2	1.0	45

Total costs and expenses	426.0	359.4	66.6	19

Operating Income	$21.5	$31.5	$(10.0)	(32)

Three Months Ended March 31, 2005 versus Three Months Ended March 31, 2004

Revenues

Convergys CMG’s revenues were $447.5, a 14% increase from the first quarter of 2004. Approximately one half of this increase reflects growing revenues from CMG’s existing client base including increased volume from DirecTV and CMG’s Sprint/IBM arrangement. The remaining increase is attributable to the 2004 acquisitions of Encore, DigitalThink and Finali. More than half of the 88% increase in revenues from financial services clients is attributable to CMG’s 2004 acquisition of Encore. In addition, this increase reflects growth in customer care services provided to several large credit card issuers as well as an increase in human resource services provided to a large financial institution. Other revenues, comprised of clients outside of CMG’s three largest industries, increased 32%, reflecting revenues generated from a large global industrial client that was implemented during the second half of 2004, as well as increased spending by several other new and existing clients. The slight decrease in revenues from communications clients reflects a reduction in spending by Cingular and two wireline clients, partially offset by the higher revenues from DirecTV and Sprint/IBM. Revenues from technology clients were effectively flat compared to prior year reflecting increased spending by a network hardware client, offset by lower spending from CMG’s largest software client.

Costs and Expenses

CMG’s costs of products and services increased 16% from the first quarter of 2004 to $298.3, reflecting, in large part, the higher volume of revenues. As a percentage of revenues, cost of providing services increased to 66.7% compared to 65.5%, largely reflecting higher expenses resulting from the impact of a weakened U.S. versus Canadian dollar. Selling, general and administrative expenses were $102.6 in the first quarter of 2005, a 26% increase compared to the prior year. As a percentage of revenues, selling, general and administrative expenses increased to 22.9% in the first quarter of 2005, compared with 20.9% in the prior year. This reflects expenses incurred by the operations acquired by CMG during 2004 and increased costs incurred in connection with further investment in CMG’s employee care and offshore operations. Depreciation expense increased 16% reflecting tangible assets acquired in connection with 2004 business acquisitions as well as further investment in CMG’s offshore operations. As a result of intangible assets acquired in connection with 2004 business acquisitions, CMG’s amortization expense increased 45% from the prior year.

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Operating Income

Due largely to higher expenses incurred as a result of the weakened U.S. versus Canadian dollar and the ramp of CMG’s employee care operations, CMG’s 2005 operating income and margin decreased to $21.5 and 4.8%, down from $31.5 and 8.1% in the first quarter of 2004, respectively.

INFORMATION MANAGEMENT

(Dollars in Millions)	Three Months Ended March 31,
	2005	2004	Change	%
Revenues:
Data processing	$90.0	$99.0	$(9.0)	(9)
Professional and consulting	61.0	45.5	15.5	34
License and other	38.8	38.5	0.3	1

Total revenues	189.8	183.0	6.8	4

Costs of products and services	99.0	95.4	3.6	4
Selling, general and administrative expenses	30.9	36.6	(5.7)	(16)
Research and development costs	15.9	16.4	(0.5)	(3)
Depreciation	7.9	7.7	0.2	3
Amortization	2.7	2.4	0.3	13

Total costs and expenses	156.4	158.5	(2.1)	(1)

Operating Income	$33.4	$24.5	$8.9	36

Three Months Ended March 31, 2005 versus Three Months Ended March 31, 2004

Revenues

Convergys IMG’s revenues increased 4% to $189.8 in the first quarter of 2005 from $183.0 in the same period last year. Professional and consulting revenues of $61.0 increased 34% from the prior year. This increase was broad-based among many of IMG’s clients, including Cingular, as IMG continues to work with its clients to implement their billing strategies. License and other revenues were in-line with the prior year. Data processing revenues of $90.0 decreased 9% from the prior year. This decrease reflects the changing dynamics of IMG’s billing relationship with Cingular, as they migrate subscribers from their outsourced environments to in-house managed service environments. The decrease in data processing revenues also reflects the impact of lower average subscriber prices across IMG’s client base.

Costs and Expenses

IMG’s costs of products and services increased 4% to $99.0 in the first quarter of 2005 from the first quarter of 2004. However, as a percentage of revenues, costs of products and services were 52.2% in the first quarter of 2005, effectively flat with the 52.1% in the prior year. Despite the shift from data processing revenues to professional and consulting revenues, IMG was able to maintain this ratio as a result of lower data center costs and better utilization of its professional services group. Selling, general and administrative expenses decreased 16%, reflecting savings realized through the recent restructuring initiatives. Research and development, depreciation and amortization expenses did not significantly fluctuate from the prior year.

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Operating Income

As a result of the foregoing, IMG’s operating income and operating margin increased to $33.4 and 17.6% from $24.5 and 13.4% in the prior year.

Restructuring and Impairment Charges

2004 Restructuring

As discussed more fully in the “Business Restructuring and Asset Impairment” section of the Notes to Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company initiated a restructuring plan during the fourth quarter of 2004 that is expected to affect approximately 600 professional and administrative employees worldwide. This resulted in a fourth quarter of 2004 severance charge of $36.7, $32.3 of which was cash-related. $3.3 of the charge reflected a non-cash charge resulting from the modification and acceleration of equity-based awards. The remaining $1.1 of the charge consisted of curtailment charges related to the Company’s supplemental executive retirement plan and special termination benefit charges related to the Company’s postretirement plan.

Also in the fourth quarter of 2004, the Company reversed $6.3 of its facility abandonment costs relating to the fourth quarter of 2002 restructuring plan. The Company’s Laredo, Texas contact center is being reopened to support a new, large, customer care outsourcing agreement with a communications provider that was signed in December 2004.

As a result of the severance costs and facility cost reversal, the Company recorded a net restructuring charge of $30.4 ($21.0 after tax) in the fourth quarter of 2004.

The reduction in force is taking place through a combination of voluntary and involuntary separations. The severance benefits for the involuntary separations are being paid pursuant to the Company’s existing severance plans or employment agreements. The voluntary terminations were substantially completed in 2004. The Company began the involuntary separations in 2004 and expects them to be substantially completed by the end of the second quarter of 2005. As of March 31, 2005, the Company had completed 293 of the headcount reductions and had paid $22.1 of the expected $32.5 in cash severance costs.

Restructuring liability activity for the 2004 plan consisted of the following:

Balance at January 1, 2005	$26.9
Severance payments	(16.7)
Other	0.2

Balance at March 31, 2005	$10.4

2002 Restructuring

The Company initiated a restructuring plan during the fourth quarter of 2002 that included a reduction in headcount affecting professional and administrative employees worldwide and the consolidation or closure of certain CMG and IMG facilities. The restructuring plan resulted in $26.0 of severance costs, $62.3 of facility abandonment costs associated with ongoing lease obligations and $6.7 of asset impairments for the disposal of leasehold improvements and equipment for the facilities that the Company had abandoned by the end of 2002. Additionally, the Company recorded $12.7 in asset impairments, consisting principally of purchased software that the Company will not deploy or further market.

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

These actions are expected to result in cash costs of $81.5, of which the Company had spent $52.3 through the first quarter of 2005. These initiatives resulted in approximately 1,350 headcount reductions. The remaining $29.2 reflects facility abandonment costs, which will be paid over several years until the leases expire.

Restructuring liability activity for the 2002 plan consisted of the following:

	2005	2004
Balance at January 1	$32.6	$59.2
Severance payments	—	(3.5)
Lease termination payments	(2.9)	(4.1)
Other	(0.5)	0.5

Balance at March 31	$29.2	$52.1

CLIENT CONCENTRATION

The Company’s five largest clients accounted for 44.3% and 46.6% of its revenues in the first quarter of 2005 and 2004, respectively. The risk posed by this revenue concentration is reduced somewhat by the long-term contracts the Company has with some of its largest clients. The Company serves Cingular, its largest client with 19.0% of revenues in the first quarter of 2005; Sprint PCS, the Company’s third largest client; Comcast, the Company’s fourth largest client; and AT&T, the Company’s fifth largest client, under information management and customer management contracts. It should be noted that, beginning in February 2004, the customer care services provided to Sprint PCS are through a contract between IBM and Sprint PCS, whereby the Company serves as a subcontractor to IBM. DirecTV, its second largest client in the first quarter of 2005, is served by the Company under a customer management contract. Volumes under certain of the Company’s long-term contracts are subject to variation based, among other things, on the clients’ spending on outsourced customer support and subscriber levels.

AT&T Wireless was acquired by Cingular Wireless on October 26, 2004. Additionally, Sprint PCS has announced its agreement to acquire Nextel Communications and SBC Communications has announced its agreement to acquire AT&T. See further discussion of risks associated with client consolidation under the “Risks Relating to Convergys and Its Business” section of Management Discussion and Analysis.

BUSINESS OUTLOOK

For the full year 2005, the Company expects revenues to grow approximately 8-10% versus 2004. As a result of several large outsourcing agreements won over the past twelve months, CMG’s entry in the collections market and pipeline opportunities CMG expects to win, the Company expects CMG’s revenue growth to continue. IMG’s revenues are expected to grow modestly in 2005 as additional professional and consulting services are expected to more than offset a decline in data processing revenues. For the second quarter of 2005, the Company expects revenues from CMG and IMG to be roughly comparable to the first quarter of 2005.

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Despite the continued pressure associated with the higher level of expenses caused by the weakening of the U.S. dollar versus the Canadian dollar and by higher employee benefit and compensation costs, CMG’s margins for the full year 2005 are expected to be roughly flat compared with 2004. CMG’s operating margin should improve during the second half of 2005 as it benefits from revenue growth, continued investment in employee care operations and improvements in the cost structure, driven by CMG’s continuous improvement efforts as well as CMG’s fourth quarter 2004 restructuring initiative. CMG’s operating margin for the second quarter of 2005 is expected to be roughly flat, comparable to the first quarter of 2005.

IMG operating margins should increase in 2005 compared to 2004 due to savings the Company expects to realize from its fourth quarter 2004 restructuring initiative. For the second quarter of 2005, IMG’s operating margin should be roughly comparable to the first quarter of 2005.

With respect to diluted earnings per share, the Company remains comfortable with approximately $1.00 per diluted share.

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

The Company’s cash flows from operating activities totaled $10.9 in the first three months of 2005, compared to $58.4 in the same period last year. The decrease in cash flows from operating activities was driven by reductions in the amounts sold under the accounts receivable securitization program as well as changes in payables and other current liabilities. During the first quarter of 2005, there was a $50.0 net decrease in amounts sold under the securitization program. This compares to a net change of $0 in the first quarter of 2004. Payables and other current liabilities decreased $36.9 during the first quarter of 2005, compared with an $11.8 decrease in the prior year. This reflects timing of payment for several items, the largest of which was restructuring, which was approximately $20 during the first quarter of 2005, compared with approximately $9 during the prior year.

These items were partially offset by a $41.6 decrease in receivables, excluding the impact of the securitization program. This compares with a $2.9 decrease in the prior year. This change was driven by an improvement in the Company’s days sales outstanding (DSO), which decreased by 4 days to 71 days as of March 31, 2005 from December 31, 2004. During the first three months of 2004, DSO increased 2 days to 75 days. DSO is computed as follows: receivables, net of allowances, plus outstanding receivables sold under the securitization program divided by average days sales. Average days sales are defined as consolidated revenues during the quarter just ended divided by the number of calendar days in the quarter just ended.

The Company used $24.4 for investing activities during the first three months of 2005, which consisted principally of $23.4 of capital expenditures. The Company used $33.0 for investing activities during the first three months of 2004, which consisted principally of $36.3 of capital expenditures. This also reflects $3.3 in cash received from Cincinnati SMSA Limited Partnership, representing a partial return of capital contributions previously made by Convergys.

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

The Company used $7.7 for financing activities during the first three months of 2005, principally related to repayment of debt. This compares to $22.3 used in the same period of 2004, which principally related to repayment of debt.

For the full year of 2005, the Company plans to invest approximately 5% of its revenues in capital expenditures. Excluding funding requirements related to acquisitions, the Company believes that its cash flows from operations and available capital resources will be sufficient to fund these investments.

At this point, the Company is not aware of any capital calls from the general partner of Cincinnati SMSA Limited Partnership.

The Company’s free cash flows, defined as cash flows from operating activities excluding the impact of the accounts receivable securitization less capital expenditures, were $37.5 and $22.1 for the first three months of 2005 and 2004, respectively. In summary, this was driven by the improvement in DSO and lower spending on capital expenditures, partially offset by the higher level of funds used to settle payables and other current liabilities. The Company uses free cash flows, which is a non-GAAP financial measure, as an alternative measure of the Company’s ability to generate cash flows.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

The Company believes that its financial structure and condition are solid. At March 31, 2005, total capitalization was $1,654.8, consisting of $337.7 of short-term and long-term debt and $1,317.1 of equity. This results in a debt-to-capital ratio of 20.4%, which compares to 21.5% at December 31, 2004. If amounts sold under the securitization were to be treated as debt financing, the Company’s debt-to-capital ratio would have been 22.7% and 26.0% at March 31, 2005 and December 31, 2004, respectively.

The Company’s debt is considered investment grade by the rating agencies. The Company’s borrowing facilities include a commercial paper program backed by a credit facility with $325 in borrowing capacity that expires in December 2007. As of March 31, 2005, the Company had $25.0 in commercial paper and short-term notes borrowed under this facility. The participating agents in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank, Deutsche Bank AG and Wachovia Bank. The credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-capitalization ratios. The Company’s interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. The Company’s debt-to-capitalization ratio cannot be greater than 0.6 to 1.0 at any time. The Company was in compliance with all covenants throughout the first three months of 2005.

The Company has a $200 accounts receivable securitization agreement with Falcon Asset Securitization Corporation and Fifth Third Bank, under which it had sold $50.0 in accounts receivable at March 31, 2005.

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

In November 2003, the Company borrowed $55.5 under a 10-year mortgage with General Electric Capital Assurance Company. The proceeds were used to partially fund the Company’s purchase of its corporate headquarters facility in downtown Cincinnati, Ohio. The Company’s corporate headquarters facility secures the mortgage. As of March 31, 2005, the unpaid principal balance was $49.4.

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

Upon termination or expiration of the lease, the Company must either purchase the property from the Lessor for $65.0 or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than $65.0, the Company has agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, the Company is entitled to receive the excess. At the inception of the lease, the Company recognized a liability of approximately $5 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. The Company recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which is being amortized to rental expense over the lease term. The liability will remain on the balance sheet until the end of the lease term.

Under the terms of the lease, the Company also provides certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. The Company does not expect such amounts, if any, to be material.

The Company has concluded that it is not required to consolidate the Lessor pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51, as the Company is not the primary beneficiary.

The Company believes that its present ability to borrow is greater than its established credit facilities in place. If market conditions change and the Company experiences a significant decline in revenues, its cash flows and liquidity could be reduced. This could cause rating agencies to lower the Company’s credit ratings, thereby increasing its borrowing costs, or even cause a reduction in or the elimination of its access to debt and the ability to raise additional equity.

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of up to 10 million of its common shares. On April 2, 2003, the Board of Directors authorized the additional repurchase of up to 10 million of its common shares. Through May 4, 2005, the Company repurchased 16.0 million shares of Convergys stock for $228.9 pursuant to these authorizations. The Company may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on a number of considerations including market conditions and the Company’s liquidity.

At March 31, 2005, the Company had outstanding letters of credit of $24.4 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material.

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

On October 26, 2004, Cingular completed its acquisition of AT&T Wireless. Prior to the acquisition, AT&T Wireless was the Company’s largest client in terms of revenue and a significant client for both IMG and CMG. With respect to IMG, Convergys is assisting Cingular with its strategy to migrate subscribers off of the AT&T Wireless billing systems (that the Company supports) onto Cingular’s two in-house systems (one of which the Company supports) by December 31, 2006. As noted in the section titled “Results of Operations,” the first quarter 2005 versus first quarter 2004 increase in professional and consulting revenues and the decrease in data processing revenues is partly attributable to this migration. If this migration does proceed as planned, it will have a negative impact on IMG’s revenues and earnings.

CMG also has had a long-standing relationship with AT&T Wireless for customer care services. Although revenues generated from this relationship were down during the first quarter of 2005 compared to the first quarter of 2004, this was principally driven by Cingular’s success at improving systems and processes, lowering average handle times and discontinuing certain programs. The Company expects Cingular to remain CMG’s largest client through the remainder of 2005. Should Cingular’s acquisition of AT&T Wireless lead to a reduction in CMG’s business, it could have a negative impact on CMG’s revenues and earnings over time.

On December 15, 2004, Sprint PCS announced plans to acquire and merge with Nextel Communications. Also, on January 31, 2005, SBC Communications announced plans to acquire and merge with AT&T Corporation. The impact of these mergers on the Company is unknown.

A large portion of the Company’s revenues is generated from a limited number of clients, and the loss of one or more of its clients could cause a reduction in its revenues.

The Company relies on several significant clients for a large percentage of its revenues. Convergys’ three largest clients, Cingular, DirecTV and Sprint PCS, represented approximately 35% of Convergys’ first quarter 2005 revenues. The Company’s relationship with Cingular is represented by separate contracts/work orders with various operating units across both IMG and CMG. The Company serves DirecTV under a customer management contract. The Company’s relationship with Sprint PCS is represented by separate contracts with IMG and CMG. It should be noted that, beginning February 2004, the customer care services provided to Sprint PCS are through a contract between Sprint PCS and IBM, whereby the Company serves as a subcontractor to IBM. These separate contracts/work orders with the above clients have varying expiration dates, payment provisions, termination provisions and other conditions. Therefore, Convergys does not believe that it is likely that its entire relationship with Cingular, DirecTV or Sprint PCS would terminate at one time; and, therefore, it is not substantially dependent on any particular contract/work order with these clients. However, the loss of all of the contracts/work orders within a particular client at the same time or the loss of one or more of the larger contracts/work orders within a client would adversely affect the Company’s total revenues if the revenues from such client were not replaced with revenues from that client or other clients.

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

Several significant clients account for a large percentage of the Company’s accounts receivable. As of March 31, 2005, Convergys’ three largest clients, Cingular, DirectTV and Sprint, together accounted for 35.0% of the Company’s net accounts receivable (excluding the effects of the accounts receivable securitization). During the past three years, each of the clients set forth above has generally paid its accounts receivable on a timely basis, and Convergys has had write-downs only in connection with such accounts receivable in line with those that it incurs with other clients. The Company anticipates that, in 2005, several clients will continue to account for a large percentage of accounts receivable. Although as explained above, Convergys has numerous contracts/work orders with different units of these clients with varying terms and provisions including payment provisions, if any of these clients were unable, for any reason, to pay its accounts receivable, the Company’s income would decrease.

If Convergys’ clients are not successful, the amount of business that they outsource and the prices that they are willing to pay for such services may be diminished and could result in reduced revenues for the Company.

Convergys’ revenues are dependent on the success of its clients. If Convergys’ clients are not successful, the amount of business that they outsource may be diminished. Thus, although the Company has signed contracts, many of which contain minimum revenue commitments, to provide services to its clients, there can be no assurance that the level of revenues to be received from such contracts will meet expectations. In addition, several clients, particularly in the communications and technology industries, have experienced substantial price competition. As a result, the Company may continue to face increasing price pressure from such clients, which could negatively affect its operating performance.

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

Emergency interruption of data centers and customer care and employee care contact centers could have a materially adverse effect on the Company’s financial condition and results of operations.

The Company’s outsourcing operations are dependent upon its ability to protect its proprietary software and client information maintained in its data processing, customer care and employee care contact centers against damage that may be caused by fire, natural disasters, power failure, telecommunications failures, computer viruses, acts of sabotage or terror and other emergencies. In the event that the Company experiences a temporary or permanent interruption at one or more of its data or contact centers, through casualty, operating malfunction or other acts, the Company may be unable to provide the data processing, customer care and employee care services it is contractually obligated to deliver. This could result in the Company being required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts. Notwithstanding contingency plans and precautions taken to protect the Company and its clients from events that could interrupt delivery of services, there can be no assurance that such interruptions would not result in a prolonged interruption in the Company’s ability to provide support services to its clients. Additionally, the Company maintains property and business interruption insurance; however, such insurance may not adequately compensate the Company for any losses it may incur.

If the global trend toward outsourcing does not continue, the Company’s financial condition and results of operations could be materially affected.

Revenue growth depends in large part on the trend toward outsourcing, particularly as it relates to the Company’s customer care and employee care outsourcing operations. Outsourcing involves companies contracting with a third party, such as Convergys, to provide customer care and human resource services rather than perform such services in-house. There can be no assurance that this trend will continue, as organizations may elect to perform such services in-house. A significant change in this trend could have a materially adverse effect on the Company’s financial condition and results of operations.

If the Company is unable to identify and complete appropriate acquisitions as it has since 1997, the Company may not be able to grow at the same rate that it has since 1997.

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

Convergys operates businesses in many countries outside the United States, which are located throughout North and South America, Europe, the Middle East and the Asian Pacific region. In connection with its strategy, the Company plans to capture more of the international billing and human resource markets. Additionally, there is demand for offshore customer care outsourcing capacity from North American companies. As a result, the Company expects to continue expansion through start-up operations and acquisitions in additional countries. Expansion of its existing international operations and entry into additional countries will require management attention and financial resources. In addition, there are certain risks inherent in conducting business internationally including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, unexpected changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. To the extent that the Company experiences these risks, its business could be adversely affected and its revenues and/or earnings could be reduced.

In addition, there has been an increasing amount of political discussion and debate related to worldwide competitive sourcing, particularly from the United States to offshore locations. In the past, there has been proposed federal and state legislation related to this issue. Future legislation, if enacted, could have an adverse effect on the Company’s results of operations and financial condition.

If the U.S. dollar does not strengthen, the Company’s earnings will be negatively impacted.

CMG serves an increasing number of its U.S.-based customer care clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by CMG to operate these non-U.S. contact centers is denominated in Canadian dollars, Indian rupees or Philippine pesos, which represents a foreign exchange exposure to the Company. The Company enters into forward exchange contracts and options to limit potential foreign currency exposure. As the U.S. dollar weakened during 2004 and the first three months of 2005, the operating expenses of these contact centers, once translated into U.S. dollars, increased in comparison to prior years. The increase in operating expenses was partially offset by gains realized through the settlement of Canadian dollar forward exchange contracts. If the U.S. dollar does not strengthen, the Company’s earnings will continue to be negatively impacted.

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

As part of the consolidation of facilities, the Company believes that it will sublease a portion of that surplus space and recover certain costs associated with it. To the extent that it is not successful in achieving this result, the Company’s expenses will increase.

If the Company is unable to hire or retain qualified personnel in certain areas of its business, its ability to execute its business plan could be impaired and revenues could decrease.

Convergys employs approximately 66,200 employees worldwide. Despite recent headcount reductions, the Company continues to recruit and hire qualified persons in the research and development, sales, marketing and administrative and services areas of its business in several parts of the world. At times, the Company has experienced difficulties in hiring personnel with the right training or experience. Additionally, particularly with regards to CMG where the business is very labor-intensive, quality service depends on the Company’s ability to control personnel turnover. Any significant increase in the employee turnover rate could increase recruiting and training costs and decrease operating effectiveness and productivity. Also, if the Company would obtain several significant new clients or implement several new, large-scale programs, it may need to recruit, hire and train qualified personnel at an accelerated rate. The Company may not be able to continue to hire, train and retain sufficient, qualified personnel to adequately staff new client projects. Because a significant portion of the Company’s operating costs relate to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a materially adverse effect on the Company’s business, results of operations or financial condition.

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

Interest Rate Risk

At March 31, 2005, the Company had $327.0 in outstanding variable rate borrowings and had sold $50.0 in accounts receivable on a variable rate basis. The carrying amount of the Company’s borrowings reflected fair value due to its short-term and variable interest rate features.

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

The Company also uses, from time to time, cash flow hedges for interest rate exposure. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding cash flow hedges covering interest rate exposure at March 31, 2005.

Based upon the Company’s exposure to variable rate borrowings, including amounts sold under the accounts receivable securitization and the $250.0 interest rate swap, a one percentage point change in the weighted average interest rate would change the Company’s annual interest expense by approximately $4.

Foreign Currency Exchange Rate Risk

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the British pound, the Indian rupee, the Philippine peso, the euro and the Canadian dollar. The Company currently uses forward exchange contracts and options to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The potential loss in fair value at March 31, 2005 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $65. This loss would be mitigated by corresponding gains on the underlying exposures.

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

The Canadian dollar (CAD) strengthened from an average of $1.32 per U.S. dollar for the first quarter of 2004 to $1.23 for the first quarter of 2005. As of March 31, 2005, the Company had the following open Canadian forward exchange contracts:

Maturing	Notional Value	Average Exchange Rate
Remainder of the First Half of 2005	CAD 201.0	$1.34
Second Half of 2005	CAD 142.0	$1.32
First Half of 2006	CAD 107.0	$1.28
Second Half of 2006	CAD 17.5	$1.24

Additionally, the Company had options with a notional value of approximately CAD 96 with exchange rates ranging from $1.16 to $1.22 that expire beginning August 2005 through June 2006.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with other members of senior management, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Sarbanes-Oxley Act) (“the Act”) as of the end of the quarter ended March 31, 2005. Based on this review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act, as amended, is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no material changes in the Company’s internal controls or in other factors that could materially affect, or could reasonably be likely to materially affect, those controls subsequent to the date of their evaluation including any corrective actions with regard to material deficiencies and weaknesses.

Form 10-Q Part II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of up to 10 million of its common shares. On April 2, 2003, the Board of Directors authorized the additional repurchase of up to 10 million of its common shares.

Through 2004, the Company repurchased 15.5 million of its common shares at a total cost of $222.2 as a result of the above authorizations. During the first quarter of 2005, no common shares were purchased as a result of these authorizations. However, from April 28, 2005 through May 4, 2005, the Company repurchased approximately 0.5 million shares for a total cost of $6.7. The Company may repurchase 4.0 million additional shares pursuant to these authorizations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the first quarter of 2005. The Company’s annual meeting of shareholders was held on April 19, 2005 in Covington, Kentucky, at which the following matters were submitted to a vote of the shareholders:

(a)	Votes regarding the election of four Directors for a term expiring in 2008 were as follows:

	For	Withheld
David B. Dillon	121,962,053	2,116,245
Eric C. Fast	122,002,767	2,075,531
Sidney A. Ribeau	121,945,163	2,133,135
David R. Whitwam	121,970,881	2,107,417

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Term expiring in 2006:	John F. Barrett
Joseph E. Gibbs
Steven C. Mason
James F. Orr

Term expiring in 2007:	Zoë Baird
Roger L. Howe
Philip A. Odeen

(b)	Votes to ratify the appointment of Ernst & Young PPL as independent accountants:

For	121,875,686
Against	1,899,830
Abstained	302,982

ITEM 6. EXHIBITS.

(a)	Exhibits.

The following is filed as an Exhibit to Part I of this Form 10-Q:

Exhibit Number
3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to Form S-3 filed on August 10, 2000, File No. 333-43404.)

3.2	Regulations of the Company. (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-53619.)

4	Rights Agreement dated November 30, 1998 between Convergys Corporation and The Fifth Third Bank. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed December 23, 1998, File No. 001-14379.)

10.1	Convergys Corporation 1998 Long-Term Incentive Plan as amended effective as of February 24, 2004. (Incorporated by reference to Appendix III of the Company’s proxy statement on Schedule 14A dated March 12, 2004.)

10.2	Convergys Corporation Deferred Compensation and LTIP Award Deferral Plan for Non-Employee Directors as amended and restated effective February 24, 2004. (Incorporated by reference to Exhibit 10.24 to Form 10-Q filed on August 9, 2004.)

10.3	Convergys Corporation Executive Deferred Compensation Plan as amended October 29, 2001 and February 24, 2004. (Incorporated by reference to Exhibit 10.3 to the Company’s 2001 Annual Report on Form 10-K and to Exhibit 10.25 to Form 10-Q filed on August 9, 2004.)

10.4	Employment Agreement between the Company and James F. Orr and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.8 to the Company’s 1998 Annual Report on Form 10-K.)

10.5	Employment Agreement between the Company and Steven G. Rolls and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.10 to the Company’s 1998 Annual Report on Form 10-K.)

10.6	Employment Agreement between the Company and David F. Dougherty and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.12 to the Company’s 1998 Annual Report on Form 10-K.)

10.7	Employment Agreement between the Company and Earl C. Shanks. (Incorporated by reference to Exhibit 10.10 to the Company’s 2003 Annual Report on Form 10-K.)

10.8	Employment Agreement between the Company and William H. Hawkins II. (Incorporated by reference to Exhibit 10.9 to the Company’s 2003 Annual Report on Form 10-K.)

10.9	Convergys Corporation Supplemental Executive Retirement Plan as amended and restated effective February 27, 2001 and subsequently amended effective January 1, 2004. (Incorporated by reference to Exhibit 10.9 to Form 10-K filed March 3, 2005.)

10.10	Convergys Corporation Employee Stock Purchase Plan. (Incorporated by reference to Appendix IV of the Company’s proxy statement on Schedule 14A filed on March 12, 2004.)

10.11	$325,000,000 Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 21, 2004. (Incorporated by reference to Form 8-K dated December 22, 2004.)

10.12	Convergys Corporation Retirement and Savings Plan. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on July 19, 2002, File No. 333-96733.)

10.13	Participation Agreement between Convergys Corporation, Various Guarantors and Wachovia Development Corporation dated as of June 30, 2003. (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 12, 2003.)

10.14	Amended and Restated Lease Agreement between Wachovia Development Corporation and Convergys Corporation as of June 30, 2003. (Incorporated by reference to Exhibit 10.2 to Form 10-Q on August 12, 2003.)

10.15	Security Agreement between Wachovia Development Corporation and Wachovia Bank, National Association and accepted and agreed to by Convergys Corporation as of June 30, 2003. (Incorporated by reference to Exhibit 10.3 to Form 10-Q on August 12, 2003.)

10.16	Assignment and Recharacterization Agreement between Convergys Corporation, Wells Fargo Bank Northwest, National Association, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 to Form 10-Q on August 12, 2003.)

10.17	$55,500,000 Promissory Note with General Electric Capital Assurance Company dated as of November 7, 2003. (Incorporated by reference to Exhibit 10.20 to the Company’s 2003 Annual Report on Form 10-K filed on March 5, 2004.)

10.18	Amended and Restated Receivables Purchase Agreement dated as of November 20, 2003. (Incorporated by reference to Exhibit 10.21 to the Company’s 2003 Annual Report on Form 10-K filed on March 5, 2004.)

10.19	Geneva Technology Limited Unapproved Share Option Scheme 1998. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on August 7, 2001, File No. 333-66992.)

10.20	Convergys Corporation Canadian Employee Share Plan. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on December 29, 1999, File No. 333-86137.)

10.21	Supplemental Indenture No. 1 for the $250,000,000 of 4.875% Senior Notes dated December 21, 2004. (Incorporated by reference to Item 8.01 to Form 8-K filed on December 21, 2004.)

10.22	Annual Executive Incentive Plan. (Incorporated by reference to Exhibit 1 to Form 8-K filed on February 24, 2005, File No. 001-14379.)

10.23	Form of Time-Based Restricted Stock Unit Award Agreement for Non-Employee Directors. (Incorporated by reference to Exhibit 10.23 to Form 10-K filed March 3, 2005.)

10.24	Form of Time-Based Restricted Stock Unit Award for Employees. (Incorporated by reference to Exhibit 10.24 to Form 10-K filed March 3, 2005.)

10.25	Form of Performance-Based Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.25 to Form 10-K filed March 3, 2005.)

10.26	Form of Performance-Based Restricted Stock Unit Award Agreement for Senior Executives. (Incorporated by reference to Exhibit 10.26 to Form 10-K filed March 3, 2005.)

10.27	Form of Performance Unit Award Agreement. (Incorporated by reference to Exhibit 10.27 to Form 10-K filed March 3, 2005.)

10.28	Summary of Description of Compensation of Directors.

10.29	Annual Incentive Plan. (Incorporated by reference to Item 1.01 to Form 8-K filed on February 28, 2005.)

31.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation

Date: May 5, 2005	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer