Form 10-Q
period 2005-06-30
CONVERGYS CORP
filed 2005-08-05
CIK 1062047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

At July 31, 2005, there were 140,051,573 common shares outstanding, excluding amounts held in Treasury (176,053,230 common shares outstanding, of which 36,001,657 were held in Treasury).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1934).    Yes  ☒    No  ☐

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Amounts in Millions, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$630.4	$601.7	$1,267.7	$1,175.6

Costs and Expenses
Cost of providing services and products sold	394.7	377.3	792.0	728.7
Selling, general and administrative	132.6	125.2	265.9	242.2
Research and development costs	19.7	19.1	37.3	37.6
Depreciation	31.0	28.5	62.3	56.0
Amortization	5.5	5.4	11.4	10.0
Restructuring	8.9	—	8.9	—

Total costs and expenses	592.4	555.5	1,177.8	1,074.5

Operating Income	38.0	46.2	89.9	101.1

Equity in Earnings of Cellular Partnerships	5.8	1.7	9.6	1.6
Other Income (Expense), net	0.4	(0.5)	(1.0)	(2.2)
Interest Expense	(4.9)	(2.0)	(9.7)	(3.7)

Income Before Income Taxes	39.3	45.4	88.8	96.8
Income Taxes	13.7	16.7	32.0	35.6

Net Income	$25.6	$28.7	$56.8	$61.2

Other Comprehensive Loss, net of tax:
Foreign currency translation adjustments	$(1.6)	$(1.6)	$(0.8)	$(2.4)
Cash flow hedges	(7.6)	(10.1)	(13.6)	(13.7)

Total other comprehensive loss	(9.2)	(11.7)	(14.4)	(16.1)

Comprehensive Income	$16.4	$17.0	$42.4	$45.1

Earnings Per Common Share
Basic	$0.18	$0.20	$0.40	$0.43

Diluted	$0.18	$0.20	$0.40	$0.42

Average Common Shares Outstanding
Basic	140.4	142.1	140.8	142.1
Diluted	142.9	146.3	143.4	145.8

See Notes to Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Millions)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$58.6	$58.4
Receivables, less allowances of $14.3 and $17.9	475.9	447.3
Prepaid expenses and other current assets	74.4	87.1

Total current assets	608.9	592.8

Property and equipment - net	400.2	416.6
Goodwill - net	854.1	855.0
Other intangibles - net	50.8	58.0
Investment in Cellular Partnerships	44.9	34.6
Deferred charges	147.7	151.6
Deferred income tax benefits	48.7	46.2
Other assets	47.2	53.3

Total Assets	$2,202.5	$2,208.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt maturing within one year	$93.0	$49.5
Payables and other current liabilities	452.2	527.9

Total current liabilities	545.2	577.4

Long-term debt	300.2	302.2
Other long-term liabilities	50.1	43.2

Total liabilities	895.5	922.8

Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized	—	—
Common shares – without par value, 500.0 authorized; 176.0 and 175.3 issued and outstanding	888.2	873.6
Treasury shares – 36.0 shares in 2005 and 33.3 in 2004	(608.6)	(573.3)
Retained earnings	1,003.7	946.9
Accumulated other comprehensive income	23.7	38.1

Total shareholders’ equity	1,307.0	1,285.3

Total Liabilities and Shareholders’ Equity	$2,202.5	$2,208.1

See Notes to Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Millions)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56.8	$61.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73.7	66.0
Deferred income tax expense (benefit)	(3.8)	16.7
Cellular Partnerships earnings in excess of distributions	(9.6)	(1.4)
Income tax benefit from stock option exercises	1.1	0.2
Stock compensation expense	10.1	6.8
Proceeds from (decrease in) amounts sold under receivables securitization, net	(50.0)	15.0
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in receivables	22.0	(37.4)
Increase in other current assets	(6.3)	(7.6)
Decrease in deferred charges	3.9	1.6
Decrease (increase) in other assets and liabilities	10.5	(7.1)
Decrease in payables and other current liabilities	(69.9)	(14.8)
Other, net	3.5	1.8

Net cash provided by operating activities	42.0	101.0

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(49.6)	(71.8)
Investment in Cellular Partnerships	(0.7)	—
Return of capital from Cellular Partnerships	—	4.9
Acquisitions, net of cash acquired	(1.1)	(188.6)

Net cash used in investing activities	(51.4)	(255.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of debt, net	41.5	176.7
Purchase of treasury shares	(35.3)	(4.5)
Issuance of common shares	3.4	1.3

Net cash provided by financing activities	9.6	173.5

Net increase in cash and cash equivalents	0.2	19.0
Cash and cash equivalents at beginning of period	58.4	37.2

Cash and cash equivalents at end of period	$58.6	$56.2

See Notes to Financial Statements.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(1)	BACKGROUND AND BASIS OF PRESENTATION

Convergys Corporation (the Company or Convergys) is a global leader in providing customer care, human resource and billing services. The Company has two reporting segments: (i) the Customer Management Group (CMG), which provides outsourced customer care and human resource services; and (ii) the Information Management Group (IMG), which provides outsourced billing and information services and software. The Company has developed a base of recurring revenues by providing value-added billing, customer care and human resource solutions for its clients, generally under long-term contracts.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. These interim financial statements should be read in conjunction with the audited financial statements and the notes included in the Company’s annual report on Form 10-K for the period ended December 31, 2004. Certain prior period amounts have been reclassified to conform to current period presentation.

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

In November 2004, the Company acquired Finali Corporation (Finali) for approximately $25 in cash. Finali is a contact center analytics firm that specializes in customer-driven business transformation and addresses the specific needs of the in-house contact center market. Finali provides Convergys with a new suite of differentiated, premium services and enables Convergys to create industry-specific benchmark data on customer interactions to help clients identify and address gaps in business performance more quickly and effectively.

In May 2004, the Company acquired 100% of the outstanding shares of Encore Receivable Management, Inc. (Encore), a Kansas-based provider of accounts receivable management and collection services. This transaction provides CMG entry into the accounts receivable management market and the ability to expand its business process outsourcing capabilities. The purchase price was $60. This includes a $7.0 purchase price adjustment paid during the third quarter of 2004, which was based on working capital acquired. In July 2005, the Company paid approximately $7 in earn-out payments to the sellers. Additional earn-out payments up to $7 are possible based on future operating performance.

In May 2004, the Company acquired 100% of the outstanding shares of DigitalThink, Inc. (NASDAQ: DTHK), a custom e-learning company (DigitalThink). DigitalThink’s solutions include consulting services, simulations, custom online course development and a scalable platform for on-demand course delivery. With this acquisition, Convergys is able to provide its clients customized, on-demand courses; expand its capabilities in the human resource business process outsourcing market to meet the needs of large global organizations for full service learning solutions, including consulting and course design, development, delivery and administration; and support its human resource and customer care clients more efficiently by accelerating the effectiveness of customer support teams through on-the-job training for client programs. Convergys paid approximately $131 for the purchase of DigitalThink, including transaction costs.

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

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Revenues	$614.0	$1,214.8
Net income	23.9	46.6
Diluted earnings per share	$0.16	$0.32

On December 31, 2003, the Company acquired certain billing and customer care assets from ALLTEL Communications Inc., a subsidiary of ALLTEL Corporation (ALLTEL), for $37. During the third quarter of 2004 and the first quarter of 2005, the Company paid $0.8 and $1.1, respectively, in earn-out payments to ALLTEL. Additional earn-out payments of approximately $6 are possible based on future performance. As part of the acquisition, Convergys began providing billing services to more than 10.5 million additional wireless and wireline subscribers, and added several new companies to its list of billing clients including Cingular Wireless (Cingular), Centennial Communications and Commonwealth Telephone.

(4)	BUSINESS RESTRUCTURING AND ASSET IMPAIRMENT

2005 Restructuring

In order to position itself for profitable growth by reorganizing its Customer Management and corporate operations, the Company initiated a severance plan during the second quarter of 2005 that resulted in a charge of $8.9. Of the $8.9, $8.3 pertains to CMG and $0.6 pertains to corporate. The plan is expected to affect approximately 350 professional and administrative employees. The Company began making the headcount reductions during July 2005 and expects to complete them by the end of the third quarter of 2005. The severance benefits are being paid pursuant to the Company’s existing severance plans. $7.7 of the charge is expected to be cash related, while the remaining $1.2 consists of a non-cash charge resulting from the acceleration of equity-based awards.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

2004 Restructuring

As discussed more fully in the “Business Restructuring and Asset Impairment” section of the Notes to Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company initiated a restructuring plan during the fourth quarter of 2004 that affected approximately 750 professional and administrative employees worldwide. This resulted in a fourth quarter of 2004 severance charge of $36.7, $32.3 of which was cash-related. $3.3 of the charge reflected a non-cash charge resulting from the modification and acceleration of equity-based awards. The remaining $1.1 of the charge consisted of curtailment charges related to the Company’s supplemental executive retirement plan and special termination benefit charges related to the Company’s postretirement plan.

The reduction in force took place through a combination of voluntary and involuntary separations. The severance benefits for the involuntary separations were paid pursuant to the Company’s existing severance plans or employment agreements. The voluntary terminations were substantially completed in 2004. The Company began the involuntary separations in 2004 and they were substantially completed by the end of the second quarter of 2005. As of June 30, 2005, the Company paid $27.2 of the expected $32.4 in cash severance costs.

Restructuring liability activity for the 2004 plan consisted of the following:

Balance at January 1, 2005	$26.9
Severance payments	(21.8)
Other	0.1

Balance at June 30, 2005	$5.2

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

These actions are expected to result in cash costs of $81.1, of which the Company had spent $55.5 through the second quarter of 2005. These initiatives resulted in approximately 1,350 headcount reductions. The remaining $25.6 reflects facility abandonment costs, which will be paid over several years until the leases expire.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

Restructuring liability activity for the 2002 plan consisted of the following:

	2005	2004
Balance at January 1	$32.6	$59.2
Severance payments	—	(4.4)
Lease termination payments	(6.1)	(7.1)
Other	(0.9)	0.7

Balance at June 30	$25.6	$48.4

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company is required to test goodwill for impairment annually and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The Company performed its annual impairment tests during the fourth quarter of 2004 and concluded that no goodwill impairment existed.

Goodwill decreased slightly to $854.1 at June 30, 2005 from $855.0 at December 31, 2004, as a result of foreign currency translation adjustments.

As of June 30, 2005, the Company’s other intangible assets acquired through business combinations consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$44.3	$(33.1)	$11.2
Contracts and other intangibles	125.5	(74.7)	50.8

Total	$169.8	$(107.8)	$62.0

Intangible amortization expense for the six-month periods ended June 30, 2005 and June 30, 2004 was $11.4 and $10.0, and is estimated to be approximately $21 for the year ending December 31, 2005. Estimated intangible amortization expense for the four subsequent fiscal years is as follows:

For the year ended 12/31/06	$9
For the year ended 12/31/07	$8
For the year ended 12/31/08	$8
For the year ended 12/31/09	$7
Thereafter	$20

The intangible assets are being amortized using the following amortizable lives: two to seven years for software and two to ten years for customer relationships and other. The weighted average amortization period for intangible assets is seven years (six years for software, nine years for customer relationships and other).

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

During the first three months of 2005, the Company did not purchase any additional common shares. During the second quarter of 2005, the Company repurchased 2.7 million common shares for a total cost of $35.3.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

On June 28, 2005, the Company’s Board of Directors authorized the repurchase of up to an additional 10 million common shares.

(7)	STOCK-BASED COMPENSATION PLANS

At June 30, 2005, the Company had authorized 38 million common shares for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan (Convergys LTIP), as amended on February 24, 2004. The Convergys LTIP provides for the issuance of stock-based awards to certain employees. Convergys accounts for its stock-based compensation plan under the intrinsic value method of accounting as defined by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

Through early 2004, the Company granted restricted stock awards that generally vest over terms of three to five years, pursuant to the plan. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The Company also granted stock options with exercise prices that were no less than market value of the stock at the grant date, have a ten-year term and vesting terms of three to four years.

Since early 2004, the Company has not issued any stock options to employees or directors. Instead, the Company began granting certain employees and directors restricted stock units. Unlike restricted stock awards discussed above, a holder of restricted stock units is not entitled to dividend and voting rights. Under the terms of the awards, the restrictions lapse over a period of three to six years and, in certain cases, are subject to performance measures.

The Company’s operating results reflect gross stock compensation expense of $6.5 and $4.3 for the three months ended June 30, 2005 and 2004, respectively, and $10.1 and $6.8 for the six months ended June 30, 2005 and 2004, respectively.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

The effect on net income and earnings per share, if the Company had accounted for stock options under the fair value method of accounting under SFAS No. 123, as amended by SFAS No. 148, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in millions	2005	2004	2005	2004
Net income, as reported	$25.6	$28.7	$56.8	$61.2

Add: Stock-based employee compensation expense determined under the intrinsic method, net of related tax effects	4.2	2.7	6.5	4.3

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4.8)	(7.5)	(9.6)	(15.5)

Pro forma net income	$25.0	$23.9	$53.7	$50.0

Earnings per share:
Basic - as reported	$0.18	$0.20	$0.40	$0.43
Basic - pro forma	$0.18	$0.17	$0.38	$0.35

Diluted - as reported	$0.18	$0.20	$0.40	$0.42
Diluted - pro forma	$0.18	$0.16	$0.38	$0.34

The weighted average fair value on the date of grant for the Convergys options granted during the six months ended June 30, 2004 was $7.48. This amount was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected volatility	45.7%
Risk free interest rate	3.0%
Expected holding period, in years	4

(8)	EMPLOYEE BENEFIT PLANS

The Company sponsors a defined benefit pension plan, which includes both a qualified and a non-qualified portion, for all eligible employees (the cash balance plan). The Company also sponsors a non-qualified, unfunded executive deferred compensation plan and a supplemental, non-qualified, unfunded plan for certain senior executives. The pension benefit formula for the cash balance plan is determined by a combination of compensation-based credits and annual guaranteed interest credits. Benefits for the executive deferred compensation plan are based on employee deferrals, matching contributions and investment earnings on participant accounts. Benefits for the supplemental plan are based on age, years of service and eligible pay. Funding of the cash balance plan has been achieved through contributions made to a trust fund. The contributions have been determined using the aggregate cost method. The Company’s measurement date for all plans is December 31. Pension cost for the cash balance plan is determined based on the traditional unit credit cost method. Pension cost for the unfunded executive pension plans are determined based on the projected unit credit cost method.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

Pension cost for the cash balance plan included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost (benefits earned during the period)	$5.8	$4.0	$10.9	$9.1
Interest cost on projected benefit obligation	2.6	2.2	5.2	4.8
Expected return on plan assets	(3.6)	(4.5)	(8.0)	(9.2)
Amortization and deferrals—net	0.1	0.3	0.3	0.1

Pension cost	$4.9	$2.0	$8.4	$4.8
Pension cost for the unfunded executive pension plans included the following components:
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost (benefits earned during the period)	$1.1	$1.0	$2.4	$2.5
Interest cost on projected benefit obligation	1.0	0.9	2.3	2.5
Amortization and deferrals—net	0.2	0.3	0.5	0.8

Pension cost	$2.3	$2.2	$5.2	$5.8

The Company expects to contribute $0.4 to its cash balance plan during 2005 to fund non-qualified pension distributions.

(9)	SIGNIFICANT CUSTOMERS

Both of the Company’s segments derive significant revenues from Cingular. See further discussions of Cingular under the “Risks Relating to Convergys and Its Business” section. Revenues from Cingular were 18.2% and 21.0% of the Company’s consolidated revenues for the six-month periods ended June 30, 2005 and June 30, 2004, respectively. Related accounts receivable from Cingular totaled $91.0 and $84.8 at June 30, 2005 and December 31, 2004, respectively.

(10)	CONTINGENCIES

The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business. The Company believes that the results of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition.

From December 2003 through February 2004, six separate lawsuits were filed in the Court of Common Pleas, Cuyahoga County, Ohio, against Cincinnati SMSA Limited Partnership and other defendants. Convergys is a limited partner of Cincinnati SMSA Limited Partnership. Five of the suits were filed by companies purporting to be resellers (the “Resellers Cases”), while the sixth was filed by an individual consumer purporting to represent a class of damaged consumers (the “Consumer Case”). Each of the Reseller Cases seeks damages ranging from $1 to $3 plus treble damages under Ohio law. The Consumer Case seeks damages in excess of $60 plus treble damages under Ohio law. All five of the Reseller Cases have been dismissed. However, two of these dismissals are being appealed. A motion to dismiss the Consumer Case is pending.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

Pursuant to the partnership agreement, Convergys, as a limited partner, has no right to participate in the defense of these actions and, therefore, has no current ability to assess the merit of any claims made in these actions or identify any possible loss, which could result from these claims against the partnership.

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

Upon termination or expiration of the lease, the Company must either purchase the property from the Lessor for $65.0 or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than the $65.0, the Company has agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, the Company is entitled to receive the excess. At the inception of the lease, the Company recognized a liability of approximately $5 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. The Company recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which is being amortized to rental expense over the lease term. The liability will remain on the balance sheet until the end of the lease term.

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

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2005	2004	2005	2004
Revenues:
CMG	$429.7	$417.8	$877.2	$808.7
IMG	200.7	183.9	390.5	366.9

	$630.4	$601.7	$1,267.7	$1,175.6

Depreciation:
CMG	$19.4	$18.0	$39.6	$35.4
IMG	8.1	8.1	16.0	15.8
Corporate	3.5	2.4	6.7	4.8

	$31.0	$28.5	$62.3	$56.0

Amortization:
CMG	$3.3	$2.8	$6.5	$5.0
IMG	2.2	2.6	4.9	5.0

	$5.5	$5.4	$11.4	$10.0

Operating Income (Loss):
CMG	$7.1	$29.7	$28.6	$61.2
IMG	36.4	20.9	69.8	45.4
Corporate	(5.5)	(4.4)	(8.5)	(5.5)

	$38.0	$46.2	$89.9	$101.1

Capital Expenditures:
CMG	$13.0	$17.5	$26.1	$30.9
IMG	5.0	12.6	9.8	19.6
Corporate	8.2	5.4	13.7	21.3

	$26.2	$35.5	$49.6	$71.8

			At June 30, 2005	At Dec. 31, 2004
Goodwill:
CMG			$676.7	$677.2
IMG			177.4	177.8

			$854.1	$855.0

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(12)	EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

	Net Income	Shares	Per Share Amount
Three Months Ended June 30, 2005
Basic EPS	$25.6	140.4	$0.18
Effect of dilutive securities:
Stock-based compensation arrangements	—	2.5	—

Diluted EPS	$25.6	142.9	$0.18

Six Months Ended June 30, 2005
Basic EPS	$56.8	140.8	$0.40
Effect of dilutive securities:
Stock-based compensation arrangements	—	2.6	—

Diluted EPS	$56.8	143.4	$0.40

Three Months Ended June 30, 2004
Basic EPS	$28.7	142.1	$0.20
Effect of dilutive securities:
Stock-based compensation arrangements	—	4.2	—

Diluted EPS	$28.7	146.3	$0.20

Six Months Ended June 30, 2004
Basic EPS	$61.2	142.1	$0.43
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.7	(0.01)

Diluted EPS	$61.2	145.8	$0.42

The diluted EPS calculation for the six months ended June 30, 2005 and June 30, 2004 excludes the effect of 14.1 million and 14.7 million outstanding stock options, respectively, because they are anti-dilutive.

(13)	INVESTMENTS

On June 27, 2005, Cingular Wireless LLC (Cingular), the general partner of Cincinnati SMSA Limited Partnership (the Partnership), merged certain operating assets acquired from AT&T Wireless into the Partnership. Although the Company had the option of contributing cash into the Partnership in order to maintain its 45% ownership in the Partnership, it did not exercise this option. Accordingly, as a result of the merger, the Company’s ownership interest in the Partnership decreased to 33.8%. The merger did not impact the Company’s carrying value of its investment in the Partnership. In addition, the Company’s 45% ownership interest in Cincinnati SMSA Tower Holding LLC did not change.

Form 10-Q Part I	Convergys Corporation

NOTES TO FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(14)	FINANCIAL INSTRUMENTS

In connection with the December 2004 issuance of $250.0 in 4.875% unsecured senior notes that are due December 15, 2009, the Company entered into an interest rate swap agreement with a notional value of $250.0, which the Company designated as a hedge. The purpose of the swap was to protect the notes against changes in fair value due to changes in interest rates. Under the terms of the interest rate swap, the Company received interest at a fixed rate of 4.875% and paid interest at a variable rate based on LIBOR. The maturity date of the interest rate swap was December 15, 2009. The carrying value of the notes was adjusted to reflect the fair value of the interest rate swap. Through May 31, 2005, the weighted average interest rate related to this debt, including the swap, was 3.88%.

Based on market conditions, the Company terminated this swap agreement on June 1, 2005. In connection with the settlement of the derivative instrument, the Company paid the counterparty $1.7, the fair value of the swap on June 1, 2005. The $1.7 paid on the termination has been treated as a debt discount and hence, is being amortized as interest expense over the term of the notes. Including the amortization of the debt discount and debt issuance fees, the effective weighted average interest rate over the life of the debt is expected to be 5.07%.

The Company had derivative liabilities related to outstanding forward exchange contracts and options maturing within 24 months, consisting primarily of Canadian dollar, Indian rupee, Philippine peso, British pound and euro contracts with a notional value of $647.8 at June 30, 2005 and $648.4 at December 31, 2004. These derivatives were classified as other current assets of $20.8 and $39.8 and other current liabilities of $1.0 and $1.7 at June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005, $10.9 of deferred gains, net of tax, on derivative instruments included in accumulated other comprehensive income is expected to be reclassified to earnings during the next 30 months.

(15)	SUBSEQUENT EVENTS

On August 5, 2005, the Company acquired the finance and accounting business process outsourcing business of Deloitte Consulting Outsourcing LLC, a subsidiary of Deloitte Consulting LLP. This business provides finance and accounting outsourcing services to clients in multiple industries ranging from communications to retail to professional services. This acquisition expands the Company’s outsourcing capabilities that address the full service outsourcing needs of its clients. The Company paid approximately $5 for this acquisition subject to final purchase price adjustment based on working capital.

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

CMG continues to face challenges including pricing pressure, the impact of the weakened U.S. dollar versus Canadian dollar and realizing the returns it expects from its ongoing investment in its employee care operations. Despite these challenges, the Company believes that it can continue to capitalize on the trend of large companies and governmental agencies who turn to outsourcing providers to obtain cost-effective, high quality customer support and employee care solutions. The Convergys strategy is to capture the growing demand for outsourced customer care and employee care support services by focusing on the delivery of quality service and value to its clients and expanding its service offerings. CMG has served its top 10 clients, in terms of revenue, an average of 10 years. The Company believes that these long-term relationships reflect CMG’s commitment to delivering quality service to its clients.

As evidenced by the investment in its contact center capacity in India and the Philippines, the Company is striving to meet client demand for a highly educated workforce, lower costs and 24-hour coverage. Additionally, in response to client and market demand, CMG entered the accounts receivable management market and expanded its business process outsourcing capabilities with the acquisition of Encore Receivable Management, Inc. (Encore). It augmented its business transformational capabilities and professional service offerings for the in-house and outsourced contact center industry with the acquisition of Finali Corporation (Finali). It also expanded its learning outsourcing services to include innovative content development and delivery services through its acquisition of DigitalThink, Inc. (DigitalThink). CMG also increased its global payroll and benefits outsourcing capabilities with the acquisition of two companies in Singapore: Out-Smart.com Pte. Ltd. (Out-Smart.com) and i-Benefits Pte. Ltd. (i-Benefits). Most recently, the Company expanded its outsourcing capabilities with the acquisition of the finance and accounting business process outsourcing business of Deloitte Consulting Outsourcing LLC.

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

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

For the six months ended June 30, 2005, 44.7% of IMG’s revenues were from data processing services generated from recurring monthly payments from its clients based upon the number of client subscribers or bills processed by IMG in its data centers. Most of IMG’s data processing agreements, which are typically for multiple years, are priced on a monthly, per subscriber or per event basis. Professional and consulting services for installation, implementation, customization, enhancement and managed services accounted for 34.1% of IMG’s revenues for the six months ended June 30, 2005. The Company invoices its clients for these services based on time and material costs at contractually agreed upon rates or, in some instances, for a fixed fee. IMG’s remaining revenues consist of license and related support and maintenance fees earned under perpetual and term license arrangements. The Company invoices its clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. Fees for support and maintenance normally are charged in advance either on an annual, quarterly or monthly basis.

IMG continues to face competition as well as consolidation within the communications industry. Despite these challenges, the Company believes that there are strong growth opportunities within the billing market. In order to survive in an increasingly competitive and convergent industry, communications companies are continuously looking to expand their service offerings, which has resulted in increasingly complex and ever changing billing system requirements. Where once it was believed that communication providers would replace their entire legacy billing systems with next-generation end-to-end billing systems, market demand appears to have shifted to augmentation and upgrading, versus replacement, of these legacy billing systems. Furthermore, communication providers are demanding flexible and compatible software products versus custom developed software systems. In order to meet this demand, Convergys continues to invest in research and development of InfinysTM, the Company’s modular and convergent business support system software, which enables communications companies or operators to accelerate the delivery of new services for a wide range of offerings including voice, video and data services. The Company is also responding to this market demand by expanding its consulting and professional service and managed service offerings.

Despite the challenges facing both segments, the Company believes that its prospects for future growth are strong. In addition, the Company has been acting to reduce its cost structures. During the second quarter of 2005 and the fourth quarter of 2004, the Company initiated restructuring plans aimed at reorganizing its operations and cost structure. The expectation is that these actions will strengthen the Company’s prospects for long-term growth. In addition, the Company believes its financial structure and condition are solid. At June 30, 2005, total capitalization was $1,700.2, consisting of $393.2 of short-term and long-term debt and $1,307.0 of equity.

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

Important factors that may affect these projections or expectations include, but are not limited to: the loss of a significant client or significant business from a client; difficulties in completing a contract or implementing its provisions, or completing or implementing an acquisition; consolidation within the industries in which the Company’s clients operate; difficulties in conducting business internationally; changes in the overall economy; changes in competition in markets in which the Company operates; changes in the legal or regulatory environment in which the Company and its clients operate; changes in the demand for the Company’s services; changes in technology that impact both the markets served and the types of services offered; changes in accounting principles generally accepted in the United States of America; and the consequence of terrorist activities and the responses of the United States and other nations to such activities.

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

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

CONSOLIDATED RESULTS

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Millions)	2005	2004	Change	%	2005	2004	Change	%
Revenues	$630.4	$601.7	$28.7	5	$1,267.7	$1,175.6	$92.1	8

Costs of products and services	394.7	377.3	17.4	5	792.0	728.7	63.3	9
Selling, general and administrative expenses	132.6	125.2	7.4	6	265.9	242.2	23.7	10
Research and development costs	19.7	19.1	0.6	3	37.3	37.6	(0.3)	(1)
Depreciation	31.0	28.5	2.5	9	62.3	56.0	6.3	11
Amortization	5.5	5.4	0.1	2	11.4	10.0	1.4	14
Restructuring charges	8.9	—	8.9	—	8.9	—	8.9	—

Total costs	592.4	555.5	36.9	7	1,177.8	1,074.5	103.3	10

Operating income	38.0	46.2	(8.2)	(18)	89.9	101.1	(11.2)	(11)

Equity in earnings of Cellular Partnerships	5.8	1.7	4.1	—	9.6	1.6	8.0	—
Other expense, net	0.4	(0.5)	0.9	—	(1.0)	(2.2)	1.2	(55)
Interest expense	(4.9)	(2.0)	2.9	—	(9.7)	(3.7)	6.0	—

Income before income taxes	39.3	45.4	(6.1)	(13)	88.8	96.8	(8.0)	(8)

Income taxes	13.7	16.7	(3.0)	(18)	32.0	35.6	(3.6)	(10)

Net income	$25.6	$28.7	$(3.1)	(11)	$56.8	$61.2	$(4.4)	(7)

Diluted earnings per common share	$0.18	$0.20	$(0.02)	(10)	$0.40	$0.42	$(0.02)	(5)

Three Months Ended June 30, 2005 versus Three Months Ended June 30, 2004

The Company’s revenues for the second quarter of 2005 increased 5% from the second quarter of 2004 to $630.4. The revenue increase is attributable to 9% growth from IMG as well as a 3% increase in CMG revenues. Despite the growth in revenues, operating income fell 18% to $38.0 versus $46.2 in the prior year. This decrease reflects an $8.9 severance charge recorded during the second quarter; increased costs related to expansion in CMG’s capacity, acquisitions and the Company’s recently launched branding campaign; and higher expenses incurred at CMG as a result of the continued weakening of the U.S. dollar versus Canadian dollar. These items were partially offset by the favorable impact of higher revenues from IMG and savings realized through its recent restructuring initiatives.

As a percentage of revenues, costs of products and services were 62.6% compared to 62.7% in the prior year. This reflects lower costs incurred by IMG as a percentage of revenues, offset by the higher level of expenses incurred at CMG as a result of the continued weakening of the U.S. dollar versus Canadian dollar. The 6% increase in selling, general and administrative expenses reflects expenses incurred by the operations acquired by the Company during 2004 and further expansion of CMG’s employee care and offshore contact center operations. In addition, this reflects an increase in stock compensation expense, recorded at corporate, resulting from restricted stock units awarded to employees pursuant to the Company’s long-term incentive plan and expenses incurred in connection with the Company’s recently launched branding campaign. This was partially offset by savings realized at IMG as a result of the recent restructuring initiatives. Depreciation expense increased 9% due to tangible assets acquired in connection with the 2004 business acquisitions, as well as further investment in CMG’s offshore operations. As discussed more fully under the heading, “Restructuring and Impairment Charges,” the Company incurred a severance charge of $8.9 during the second quarter of 2005.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

During the second quarter of 2005, the Company recorded equity income from the Cellular Partnerships of $5.8 compared with $1.7 in the prior year, reflecting revenue growth from Cincinnati SMSA Limited Partnership. Interest expense of $4.9 increased from $2.0 in the prior year reflecting higher levels of debt and higher interest rates. The Company’s effective tax rate was 34.9% for the three months ended June 30, 2005 versus 36.8% during the three months ended June 30, 2004. The decrease in the effective tax rate was due in large part to the cumulative impact related to a tax law change in Israel.

As a result of the foregoing, net income and earnings per diluted share were $25.6 and $0.18, respectively, in the second quarter of 2005. This includes the $8.9 ($5.5 after tax or $0.04 per diluted share) severance charge recorded during the second quarter of 2005. In the prior year, net income and diluted earnings per share were $28.7 and $0.20, respectively.

Six Months Ended June 30, 2005 versus Six Months Ended June 30, 2004

The Company’s revenues for the first half of 2005 increased 8% from the first half of 2004 to $1,267.7. The revenue increase is attributable to increases from both CMG and IMG. The Company’s operating income was $89.9 in the first six months of 2005 versus $101.1 in the prior year. This 11% decrease reflects higher expenses incurred at CMG as a result of the continued weakening of the U.S. dollar versus Canadian dollar, increased expenses incurred in connection with the ramp of CMG’s employee care operations and the $8.9 severance charge recorded during the second quarter of 2005. These items were partially offset by the favorable impact of higher revenues from IMG and savings realized through the recent restructuring initiatives.

As a percentage of revenues, costs of products and services increased to 62.5% from 62.0% in the prior year. This increase largely reflects the higher level of expenses incurred at CMG as a result of the continued weakening of the U.S. dollar versus Canadian dollar, offset in part by improvement from IMG. The 10% increase in selling, general and administrative expenses reflects expenses incurred by the operations acquired by the Company during 2004 and further expansion of CMG’s employee care and offshore contact center operations. In addition, this reflects an increase in stock compensation expense, recorded at corporate, resulting from restricted stock units awarded to employees pursuant to the Company’s long-term incentive plan and expenses incurred in connection with the Company’s recently launched branding campaign. This was partially offset by savings realized at IMG as a result of the recent restructuring initiatives. Depreciation expense increased 11% due to tangible assets acquired in connection with the 2004 business acquisitions, as well as further investment in CMG’s offshore operations. Amortization expense increased 14% to $11.4, reflecting the amortization of intangible assets acquired in connection with the 2004 business acquisitions.

During the first half of 2005, the Company recorded equity income from the Cellular Partnerships of $9.6 compared with $1.6 in the prior year, reflecting revenue growth from Cincinnati SMSA Limited Partnership. Interest expense of $9.7 increased from $3.7 in the prior year, reflecting higher levels of debt and higher interest rates. The Company’s effective tax rate was 36.0% for the six months ended June 30, 2005 versus 36.8% during the six months ended June 30, 2004.

As a result of the foregoing, net income and earnings per diluted share were $56.8 and $0.40, respectively, in the first half of 2005. This includes the $8.9 ($5.5 after tax or $0.04 per diluted share) severance charge recorded during the second quarter of 2005. In the prior year, net income and diluted earnings per share were $61.2 and $0.42, respectively.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

CUSTOMER MANAGEMENT

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Millions)	2005	2004	Change	%	2005	2004	Change	%
Revenues:
Communications	$216.2	$241.8	$(25.6)	(11)	$449.6	$474.9	$(25.3)	(5)
Technology	38.6	41.0	(2.4)	(6)	75.8	80.2	(4.4)	(5)
Financial services	62.9	44.9	18.0	40	131.0	81.2	49.8	61
Other	112.0	90.1	21.9	24	220.8	172.4	48.4	28

Total revenues	429.7	417.8	11.9	3	877.2	808.7	68.5	8

Costs of products and services	290.4	276.4	14.0	5	588.7	532.5	56.2	11
Selling, general and administrative expenses	98.5	88.8	9.7	11	201.1	170.4	30.7	18
Research and development costs	2.7	2.1	0.6	29	4.4	4.2	0.2	5
Depreciation	19.4	18.0	1.4	8	39.6	35.4	4.2	12
Amortization	3.3	2.8	0.5	18	6.5	5.0	1.5	30
Restructuring charges	8.3	—	8.3	—	8.3	—	8.3	—

Total costs	422.6	388.1	34.5	9	848.6	747.5	101.1	14

Operating income	$7.1	$29.7	$(22.6)	(76)	$28.6	$61.2	$(32.6)	(53)

Three Months Ended June 30, 2005 versus Three Months Ended June 30, 2004

Revenues

Convergys CMG’s revenues were $429.7, a 3% increase from the second quarter of 2004. This increase is principally attributable to the 2004 acquisitions of Encore, DigitalThink and Finali. The 40% increase in revenues from financial services clients reflects increased volume from a large credit card issuer as well as growth in CMG’s collection business, which was triggered by the 2004 acquisition of Encore. Other revenues, comprised of clients outside of CMG’s three largest industries, increased 24%, reflecting revenues generated from a large global industrial client that was implemented during the second half of 2004, as well as increased spending by several other new and existing clients. The 11% decrease in revenues from communications clients reflects a reduction in spending by Cingular and other wireless and wireline clients, partially offset by higher revenues from large video and broadband providers. Revenues from technology clients were down 6% compared to prior year, reflecting lower spending from CMG’s largest software client, partially offset by increased spending by a hardware client.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

CMG’s costs of products and services increased 5% from the second quarter of 2004 to $290.4, reflecting, in large part, the higher volume of revenues. As a percentage of revenues, cost of providing services increased to 67.6% compared to 66.2%, largely reflecting higher expenses resulting from the impact of a weakened U.S. versus Canadian dollar. Selling, general and administrative expenses were $98.5 in the second quarter of 2005, an 11% increase compared to the prior year. As a percentage of revenues, selling, general and administrative expenses increased to 22.9% in the second quarter of 2005, compared with 21.3% in the prior year. This reflects expenses incurred by the operations acquired by CMG during 2004 and increased costs incurred in connection with further investment in CMG’s employee care and offshore operations. In addition, the increase in selling, general and administrative expenses was driven by costs incurred in connection with the Company’s recently launched branding campaign as well as the impact of a weakened U.S. versus Canadian dollar. Depreciation expense increased 8% reflecting tangible assets acquired in connection with the 2004 business acquisitions as well as further investment in CMG’s offshore operations. As a result of intangible assets acquired in connection with the 2004 business acquisitions, CMG’s amortization expense increased 18% from the prior year to $3.3. As discussed more fully under the heading, “Restructuring and Impairment Charges,” $8.3 of the $8.9 severance charge recorded during the second quarter of 2005 related to the Customer Management Group.

Operating Income

Due largely to the severance charge, the increase in selling, general and administrative expenses as discussed above and the higher expenses incurred as a result of the weakened U.S. versus Canadian dollar, CMG’s second quarter 2005 operating income and margin decreased to $7.1 and 1.7%, down from $29.7 and 7.1% in the second quarter of 2004, respectively.

Six Months Ended June 30, 2005 versus Six Months Ended June 30, 2004

Revenues

Convergys CMG’s revenues were $877.2, an 8% increase from the first half of 2004. Approximately 65% of this growth was driven by the businesses acquired by CMG during 2004. The remaining increase reflects revenues from several clients as described below in more detail. The 61% increase in revenues from financial services clients was driven by several clients, most notably a large credit card issuer, as well growth from CMG’s collection business. Other revenues increased 28%, reflecting revenues generated from a large global industrial client that was implemented during the second half of 2004, as well as increased spending by several other new and existing clients. The 5% decrease in revenues from communications clients reflects a reduction in spending by Cingular and two wireline clients, partially offset by the higher revenues from large video and broadband providers. The 5% decrease from technology clients reflects lower spending from several clients, including CMG’s largest software client, offset by increased spending by a hardware client.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

CMG’s costs of products and services increased 11% from the first six months of 2005 to $588.7, reflecting, in large part, the higher volume of revenues. As a percentage of revenues, costs of providing services increased to 67.1% compared to 65.8%, largely reflecting higher expenses resulting from the impact of a weakened U.S. versus Canadian dollar. Selling, general and administrative expenses increased 18% to $201.1 in the first half of 2005. As a percentage of revenues, selling, general and administrative expenses increased to 22.9%, compared with 21.1% in the prior year. This reflects expenses incurred by the operations acquired by CMG during 2004 and increased costs incurred in connection with further investment in CMG’s employee care and offshore operations. In addition, this reflects increased expenses incurred as a result of a weakened U.S. versus Canadian dollar and costs associated with the Company’s recently launched branding campaign. Depreciation expense increased 12% reflecting tangible assets acquired in connection with the 2004 business acquisitions as well as further investment in CMG’s offshore operations. As a result of intangible assets acquired in connection with the 2004 business acquisitions, CMG’s amortization expense increased 30% from the prior year. As discussed more fully under the heading, “Restructuring and Impairment Charges,” $8.3 of the $8.9 severance charge recorded during the second quarter of 2005 related to the Customer Management Group.

Operating Income

Due largely to the higher expenses incurred as a result of the weakened U.S. versus Canadian dollar, the increase in selling, general and administrative expenses as discussed above and the severance charge, CMG’s first half 2005 operating income and margin decreased to $28.6 and 3.3%, versus $61.2 and 7.6% in the first half of 2004, respectively.

INFORMATION MANAGEMENT

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Millions)	2005	2004	Change	%	2005	2004	Change	%
Revenues:
Data processing	$84.4	$94.8	$(10.4)	(11)	$174.4	$193.8	$(19.4)	(10)
Professional and consulting	72.2	44.3	27.9	63	133.2	89.8	43.4	48
License and other	44.1	44.8	(0.7)	(2)	82.9	83.3	(0.4)	—

Total revenues	200.7	183.9	16.8	9	390.5	366.9	23.6	6

Costs of products and services	104.2	101.3	2.9	3	203.2	196.7	6.5	3
Selling, general and administrative expenses	32.8	34.5	(1.7)	(5)	63.7	71.1	(7.4)	(10)
Research and development costs	17.0	16.5	0.5	3	32.9	32.9	—	—
Depreciation	8.1	8.1	—	—	16.0	15.8	0.2	1
Amortization	2.2	2.6	(0.4)	(15)	4.9	5.0	(0.1)	(2)

Total costs	164.3	163.0	1.3	1	320.7	321.5	(0.8)	—

Operating income	$36.4	$20.9	$15.5	74	$69.8	$45.4	$(24.4)	54

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Three Months Ended June 30, 2005 versus Three Months Ended June 30, 2004

Revenues

Convergys IMG’s revenues increased 9% to $200.7 in the second quarter of 2005 from $183.9 in the same period last year. Professional and consulting revenues of $72.2 increased 63% from the prior year. This increase was broad-based among IMG’s clients, including Cingular and Sprint. License and other revenues were slightly below the prior year. Data processing revenues of $84.4 decreased 11% from the prior year. This decrease reflects the changing dynamics of IMG’s billing relationship with Cingular, as they migrate subscribers from their outsourced environments to in-house managed service environments.

Costs and Expenses

Despite the 9% increase in revenues, IMG’s costs of products and services increased only 3% to $104.2 in the second quarter of 2005 from the second quarter of 2004. As a percentage of revenues, costs of products and services were 51.9% in the second quarter of 2005, down from the 55.1% in the prior year. This reflects savings realized through its recent restructuring initiatives as well as a business and occupation tax refund received during the second quarter of 2005. Selling, general and administrative expenses decreased 5%, reflecting savings realized through its recent restructuring initiatives. Research and development, and depreciation and amortization expenses did not significantly fluctuate from the prior year. The 15% decrease in amortization expense reflects acquired software that became fully amortized during the second quarter of 2005.

Operating Income

As a result of the foregoing, IMG’s operating income and operating margin increased to $36.4 and 18.1% from $20.9 and 11.4% in the prior year.

Six Months Ended June 30, 2005 versus Six Months Ended June 30, 2004

Revenues

Convergys IMG’s revenues increased 6% to $390.5 in the first half of 2005 from $366.9 in the same period last year. Professional and consulting revenues of $133.2 increased 48% from the prior year. This increase was broad-based among many of IMG’s clients, including Cingular and Sprint. License and other revenues were in line with the prior year. Data processing revenues of $174.4 decreased 10% from the prior year. This decrease largely reflects the changing dynamics of IMG’s billing relationship with Cingular, as they migrate subscribers from their outsourced environments to in-house managed service environments.

Costs and Expenses

IMG’s costs of products and services increased 3% to $203.2 in the first six months of 2005 from the first six months of 2004. However, as a percentage of revenues, costs of products and services were 52.0% in the first half of 2005, down from the 53.6% in the prior year. This reflects savings realized through its recent restructuring initiatives as well as a business and occupation tax refund received during the second quarter of 2005. Selling, general and administrative expenses decreased 10%, reflecting savings realized through the recent restructuring initiatives. Research and development, depreciation and amortization expenses did not significantly change from the prior year.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Operating Income

As a result of the foregoing, IMG’s operating income and operating margin increased to $69.8 and 17.9% from $45.4 and 12.4% in the prior year.

Restructuring and Impairment Charges

2005 Restructuring

In order to position itself for profitable growth by reorganizing its Customer Management and corporate operations, the Company initiated a severance plan during the second quarter of 2005 that resulted in a severance charge of $8.9. Of the $8.9, $8.3 pertains to CMG and $0.6 pertains to corporate. The plan is expected to affect approximately 350 professional and administrative employees. The Company began making the headcount reductions during July 2005 and expects to complete them by the end of the third quarter of 2005. The severance benefits are being paid pursuant to the Company’s existing severance plans. $7.7 of the charge is expected to be cash related, while the remaining $1.2 consists of a non-cash charge resulting from the acceleration of equity-based awards. When completed, the Company expects to achieve annual savings exceeding $25 million.

2004 Restructuring

As discussed more fully in the “Business Restructuring and Asset Impairment” section of the Notes to Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company initiated a restructuring plan during the fourth quarter of 2004 that affected approximately 750 professional and administrative employees worldwide. This resulted in a fourth quarter of 2004 severance charge of $36.7, $32.3 of which was cash-related. $3.3 of the charge reflected a non-cash charge resulting from the modification and acceleration of equity-based awards. The remaining $1.1 of the charge consisted of curtailment charges related to the Company’s supplemental executive retirement plan and special termination benefit charges related to the Company’s postretirement plan.

The reduction in force took place through a combination of voluntary and involuntary separations. The severance benefits for the involuntary separations were paid pursuant to the Company’s existing severance plans or employment agreements. The voluntary terminations were substantially completed in 2004. The Company began the involuntary separations in 2004 and they were substantially completed by the end of the second quarter of 2005. As of June 30, 2005, the Company had paid $27.2 of the expected $32.4 in cash severance costs.

Restructuring liability activity for the 2004 plan consisted of the following:

Balance at January 1, 2005	$26.9
Severance payments	(21.8)
Other	0.1

Balance at June 30, 2005	$5.2

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

These actions are expected to result in cash costs of $81.1, of which the Company had spent $55.5 through the first six months of 2005. These initiatives resulted in approximately 1,350 headcount reductions. The remaining $25.6 reflects facility abandonment costs, which will be paid over several years until the leases expire.

Restructuring liability activity for the 2002 plan consisted of the following:

	2005	2004
Balance at January 1	$32.6	$59.2
Severance payments	—	(4.4)
Lease termination payments	(6.1)	(7.1)
Other	(0.9)	0.7

Balance at June 30	$25.6	$48.4

CLIENT CONCENTRATION

The Company’s three largest clients accounted for 34.2% and 35.9% of its revenues in the first six months of 2005 and 2004, respectively. The risk posed by this revenue concentration is reduced somewhat by the long-term contracts the Company has with some of its largest clients. The Company serves Cingular, its largest client with 18.2% of revenues in the first half of 2005 and Sprint PCS, the Company’s third largest client, under information management and customer management contracts. It should be noted that, beginning in February 2004, the customer care services provided to Sprint PCS are through a contract between IBM and Sprint PCS, whereby the Company serves as a subcontractor to IBM. DirecTV, its second largest client in the first six months of 2005, is served by the Company under a customer management contract. Volumes under certain of the Company’s long-term contracts are subject to variation based, among other things, on the clients’ spending on outsourced customer support and subscriber levels.

AT&T Wireless was acquired by Cingular Wireless on October 26, 2004. Additionally, Sprint PCS has announced its agreement to acquire Nextel Communications. See further discussion of risks associated with client consolidation under the “Risks Relating to Convergys and Its Business” section of Management Discussion and Analysis.

BUSINESS OUTLOOK

For the full year 2005, the Company expects revenues to grow approximately 5-7% versus 2004. CMG revenues for the second half of 2005 are expected to grow in the range of 9-12% from the first half of 2005. Approximately 20% of this growth should come from traditional seasonal patterns. Current clients that are completing implementations or adding new programs should account for 40% of the growth. The remaining 40% of growth should be derived from new clients. IMG’s revenues for the second half of 2005 are expected to be roughly in line with the first half of 2005.

On a combined basis, the impact from the expected increase in CMG’s revenues and savings realized through cost reduction initiatives are expected to provide an improvement in operating income of over $40 in the second half of 2005 compared with the first half of 2005. IMG’s operating income for the second half of 2005 is expected to be roughly in line with the first half of 2005.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

With respect to diluted earnings per share, the Company remains comfortable with an estimate of approximately $1.00 per diluted share for the full year 2005. This includes the impact of the severance charge of $8.9 ($5.5 or $0.04 per diluted share) recorded during the second quarter of 2005.

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

The Company’s cash flows from operating activities totaled $42.0 in the first six months of 2005, compared to $101.0 in the same period last year. The decrease in cash flows from operating activities was driven by reductions in the amounts sold under the accounts receivable securitization program as well as changes in payables and other current liabilities. During the first half of 2005, there was a $50.0 net decrease in amounts sold under the securitization program. This compares to net proceeds of $15.0 in the first six months of 2004. Payables and other current liabilities decreased $69.9 during the first six months of 2005, compared with a $14.8 decrease in the prior year. This reflects payments made during the first half of 2005 against the restructuring accruals established in 2004, a decrease in deferred revenue and timing of payroll payments. Deferred charges decreased $3.9 during the first six months of 2005, compared with a decrease of $1.6 in the prior year. This reflects capitalization of $21.8 and $21.5 in implementation and customer acquisition costs, offset by $25.7 and $23.1 of related amortization for the six months ended June 30, 2005 and 2004, respectively.

Receivables, excluding the impact of the securitization program, decreased $22.0 during the six months ended June 30, 2005. Days sales outstanding (DSO) increased to 76 days at June 30, 2005 versus 75 days at December 31, 2004. During the first six months of 2004, receivables, excluding the impact of the securitization program, increased $37.4 reflecting DSO of 79 days at June 30, 2004. DSO is computed as follows: receivables, net of allowances, plus outstanding receivables sold under the securitization program divided by average days sales. Average days sales are defined as consolidated revenues during the quarter just ended divided by the number of calendar days in the quarter just ended.

The Company used $51.4 for investing activities during the first six months of 2005, which consisted principally of $49.6 of capital expenditures. This compared to $255.5 used for investing activities during the first six months of 2004, which consisted of $71.8 used for capital expenditures and $188.6, net of cash acquired, to fund the business combinations made during the second quarter of 2004. This also reflects $4.9 in cash received from Cincinnati SMSA Limited Partnership, representing a partial return of capital contributions previously made by Convergys.

Financing activities during the first half of 2005 provided the Company with $9.6 in cash, which consisted principally of $41.5 in increased borrowings of short-term debt, offset by $35.3 to repurchase 2.7 million of the Company’s common shares. The compares to $173.5 in cash provided from financing activities during the first half of 2004 primarily through increased borrowings of short-term commercial paper, partially offset by $4.5 used for the repurchase of the Company’s common shares.

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

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

The Company’s free cash flows, defined as cash flows from operating activities excluding the impact of the accounts receivable securitization less capital expenditures, were $42.4 and $14.2 for the first six months of 2005 and 2004, respectively. In summary, this was driven by stronger collections of receivables in the first half of 2005 versus 2004 and lower spending on capital expenditures, partially offset by the higher level of funds used to settle payables and other current liabilities. The Company uses free cash flows, which is a non-GAAP financial measure, as an alternative measure of the Company’s ability to generate cash flows.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

The Company believes that its financial structure and condition are solid. At June 30, 2005, total capitalization was $1,700.2, consisting of $393.2 of short-term and long-term debt and $1,307.0 of equity. This results in a debt-to-capital ratio of 23.1%, which compares to 21.5% at December 31, 2004. If amounts sold under the securitization were to be treated as debt financing, the Company’s debt-to-capital ratio would have been 25.3% and 26.0% at June 30, 2005 and December 31, 2004, respectively.

The Company’s debt is considered investment grade by the rating agencies. The Company’s borrowing facilities include a commercial paper program backed by a credit facility with $325 in borrowing capacity that expires in December 2007. As of June 30, 2005, the Company had $93.0 in commercial paper and short-term notes borrowed under this facility. The participating agents in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank, Deutsche Bank AG and Wachovia Bank. The credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-capitalization ratios. The Company’s interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. The Company’s debt-to-capitalization ratio cannot be greater than 0.6 to 1.0 at any time. The Company was in compliance with all covenants throughout the first six months of 2005.

The Company has a $200 accounts receivable securitization agreement with Falcon Asset Securitization Corporation and Fifth Third Bank, under which it had sold $50.0 in accounts receivable at June 30, 2005.

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

In November 2003, the Company borrowed $55.5 under a 10-year mortgage with General Electric Capital Assurance Company. The proceeds were used to partially fund the Company’s purchase of its corporate headquarters facility in downtown Cincinnati, Ohio. The Company’s corporate headquarters facility secures the mortgage. As of June 30, 2005, the unpaid principal balance was $48.2.

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

At June 30, 2005, the Company had outstanding letters of credit of $24.0 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material.

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

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of up to 10 million of its common shares. On April 2, 2003, the Board of Directors authorized the additional repurchase of up to 10 million of its common shares. On June 28, 2005, the Company’s Board of Directors authorized the repurchase of up to an additional 10 million common shares. Through June 30, 2005, the Company repurchased 18.2 million shares of Convergys stock for $257.5 pursuant to these authorizations. The Company may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on a number of considerations including market conditions and the Company’s liquidity.

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

On October 26, 2004, Cingular completed its acquisition of AT&T Wireless. Prior to the acquisition, AT&T Wireless was the Company’s largest client in terms of revenue and a significant client for both IMG and CMG. With respect to IMG, Convergys is assisting Cingular with its strategy to migrate subscribers off of the AT&T Wireless billing systems (that the Company supports) onto Cingular’s two in-house systems (one of which the Company supports) by December 31, 2006. If this migration proceeds as planned, it will have a negative impact on IMG’s revenues and earnings.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

CMG also had a long-standing relationship with AT&T Wireless for customer care services. Although revenues generated from this relationship were down during the first six months of 2005 compared to the first six months of 2004, the Company expects Cingular to remain an important client to CMG. Should volume from Cingular continue to decline, CMG’s revenues and earnings will continue to be negatively impacted.

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

The Company relies on several significant clients for a large percentage of its revenues. Convergys’ three largest clients, Cingular, DirecTV and Sprint PCS, represented approximately 34% of Convergys’ first half of 2005 revenues. The Company’s relationship with Cingular is represented by separate contracts/work orders with various operating units across both IMG and CMG. The Company serves DirecTV under a customer care contract that includes multiple work orders. The Company’s relationship with Sprint PCS is represented by separate contracts with IMG and CMG. It should be noted that, beginning February 2004, the customer care services provided to Sprint PCS are through a contract between Sprint PCS and IBM, whereby the Company serves as a subcontractor to IBM. These separate contracts/work orders with the above clients have varying expiration dates, payment provisions, termination provisions and other conditions. Therefore, Convergys does not believe that it is likely that its entire relationship with Cingular, DirecTV or Sprint PCS would terminate at one time; and, therefore, it is not substantially dependent on any particular contract/work order with these clients. However, the loss of all of the contracts/work orders within a particular client at the same time or the loss of one or more of the larger contracts/work orders within a client would adversely affect the Company’s total revenues if the revenues from such client were not replaced with revenues from that client or other clients.

A large portion of the Company’s accounts receivable are payable by a limited number of clients; the inability of any of these clients to pay its accounts receivable or the Company’s failure to deliver services that are contractually prescribed could cause a reduction in the Company’s income.

Several significant clients account for a large percentage of the Company’s accounts receivable. As of June 30, 2005, Convergys’ three largest clients, Cingular, DirectTV and Sprint PCS, together accounted for 33.1% of the Company’s net accounts receivable (excluding the effects of the accounts receivable securitization). During the past three years, each of the clients set forth above has generally paid its accounts receivable on a timely basis, and Convergys has had write-downs only in connection with such accounts receivable in line with those that it incurs with other clients. The Company anticipates that, in 2005, several clients will continue to account for a large percentage of accounts receivable. Although as explained above, Convergys has numerous contracts/work orders with varying terms and provisions including payment provisions, if any of these clients were unable, for any reason, to pay its accounts receivable, the Company’s income would decrease.

If Convergys’ clients are not successful, the amount of business that they outsource and the prices that they are willing to pay for such services may be diminished and could result in reduced revenues for the Company.

Convergys’ revenues are dependent on the success of its clients. If Convergys’ clients are not successful, the amount of business that they outsource may be diminished. Thus, although the Company has signed contracts, many of which contain minimum revenue commitments to provide services to its clients, there can be no assurance that the level of revenues to be received from such contracts will meet expectations. In addition, several clients, particularly in the communications and technology industries, have experienced substantial price competition. As a result, the Company may continue to face increasing price pressure from such clients, which could negatively affect its operating performance.

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

The Company’s outsourcing operations are dependent upon its ability to protect its proprietary software and client information maintained in its data processing, customer care and employee care contact centers against damage that may be caused by fire, natural disasters, power failure, telecommunications failures, computer viruses, acts of sabotage or terror and other emergencies. In the event that the Company experiences a temporary or permanent interruption at one or more of its data or contact centers, through casualty, operating malfunction or other acts, the Company may be unable to provide the data processing, customer care and employee care services it is contractually obligated to deliver. This could result in the Company being required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts. Notwithstanding contingency plans and precautions taken to protect the Company and its clients from events that could interrupt delivery of services, there can be no guarantee that such interruptions would not result in a prolonged interruption in the Company’s ability to provide support services to its clients. Additionally, the Company maintains property and business interruption insurance; however, such insurance may not adequately compensate the Company for any losses it may incur.

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

Convergys operates businesses in many countries outside the United States, which are located throughout North and South America, Europe, the Middle East and the Asian Pacific region. In connection with its strategy, the Company plans to capture more of the international billing, customer care and human resource markets. Additionally, there is demand for offshore customer care outsourcing capacity from North American companies. As a result, the Company expects to continue expansion through start-up operations and acquisitions in additional countries. Expansion of its existing international operations and entry into additional countries will require resources. In addition, there are certain risks inherent in conducting business internationally including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, unexpected changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. To the extent that the Company experiences these risks, its business could be adversely affected and its revenues and/or earnings could be reduced.

In addition, there has been political discussion and debate related to worldwide competitive sourcing, particularly from the United States to offshore locations. In the past, there has been proposed federal and state legislation related to this issue. If enacted, such legislation could have an adverse effect on the Company’s results of operations and financial condition.

If the U.S. dollar does not strengthen, the Company’s earnings will continue to be negatively impacted.

CMG serves an increasing number of its U.S.-based customer care clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by CMG to operate these non-U.S. contact centers is denominated in Canadian dollars, Indian rupees or Philippine pesos, which represents a foreign exchange exposure to the Company. The Company enters into forward exchange contracts and options to limit potential foreign currency exposure. As the U.S. dollar weakened during 2004 and the first six months of 2005, the operating expenses of these contact centers, once translated into U.S. dollars, increased in comparison to prior years. The increase in operating expenses was partially offset by gains realized through the settlement of Canadian dollar forward exchange contracts. If the U.S. dollar does not strengthen, the Company’s earnings will continue to be negatively impacted.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

If the Company does not effectively manage its capacity, its results of operations could be adversely affected.

The Company’s ability to profit from the global trend toward outsourcing depends largely on how effectively it manages its customer care and employee care contact center capacity. There are several factors and trends that have intensified the challenge of contact center management. In order to create the additional capacity necessary to accommodate new or expanded outsourcing projects, the Company must consider opening new contact centers. The opening or expansion of a contact center may result, at least in the short term, in idle capacity until any new or expanded program is implemented fully. The Company periodically assesses the expected long-term capacity utilization of its contact centers. As a result, it may, if deemed necessary, consolidate, close or partially close under-performing contact centers in order to maintain or improve targeted utilization and margins. There can be no guarantee that the Company will be able to achieve or maintain optimal utilization of its contact center capacity.

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

In March 2003, the United States went to war against Iraq and, in recent years, the United States, Great Britain and Spain were targets of terrorist attacks. These attacks have caused uncertainty in the global financial markets and in the United States economy. The war and any additional terrorists attacks may lead to continued armed hostilities or further acts of terrorism and civil disturbances in the United States or elsewhere, which may contribute to economic instability and disrupt Convergys’ operations. Such disruptions could cause service interruptions or reduce the quality level of the services that the Company provides, resulting in a reduction of its revenues. In addition, these activities may cause the Company’s clients to delay or defer decisions regarding their use of the Company’s services and, thus, delay the Company’s receipt of additional revenues.

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

Interest Rate Risk

At June 30, 2005, the Company had $133.9 in outstanding variable rate borrowings and had sold $50.0 in accounts receivable on a variable rate basis. The carrying amount of the Company’s borrowings reflects fair value due to its short-term and variable interest rate features.

In connection with the December 2004 issuance of $250.0 in 4.875% unsecured senior notes that are due December 15, 2009, the Company entered into an interest rate swap agreement with a notional value of $250.0, which the Company designated as a fair value hedge. The purpose of the swap was to protect the notes against changes in fair value due to changes in interest rates. Under the terms of the interest rate swap, the Company received interest at a fixed rate of 4.875% and paid interest at a variable rate based on LIBOR.

Based on market conditions, the Company terminated this swap agreement on June 1, 2005. In connection with the settlement of the derivative instrument, the Company paid the counterparty $1.7, the fair value of the swap on June 1, 2005. The $1.7 million paid on the termination has been treated as a debt discount and, hence, is being amortized as interest expense over the term of the notes.

The Company also uses, from time to time, cash flow hedges for interest rate exposure. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding cash flow hedges covering interest rate exposure at June 30, 2005.

Based upon the Company’s exposure to variable rate borrowings, including amounts sold under the accounts receivable securitization, a one percentage point change in the weighted average interest rate would change the Company’s annual interest expense by approximately $2.

Foreign Currency Exchange Rate Risk

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the Canadian dollar, the Indian rupee, the Philippine peso, the British pound and the euro. The Company currently uses forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The potential loss in fair value at June 30, 2005 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $65. This loss would be mitigated by corresponding gains on the underlying exposures.

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

Form 10-Q Part I	Convergys Corporation

The Canadian dollar (CAD), the Indian rupee (INR) and the Philippine peso (PHP) strengthened to an average of 1.24, 43.66 and 54.81 per U.S. dollar, respectively, for the first six months of 2005 compared to 1.34, 45.04 and 55.97 for the first six months of 2004, respectively. As of June 30, 2005, the Company had the following open forward exchange contracts:

(In millions) Maturing	Notional Value	Average Exchange Rate
Second Half of 2005	CAD 177.0	1.30
First Half of 2006	CAD 180.0	1.28
Second Half of 2006	CAD 51.5	1.24

Second Half of 2005	INR 1,943.8	46.00
First Half of 2006	INR 1,849.2	45.14
Second Half of 2006	INR 1,465.2	44.42
First Half of 2007	INR 977.2	44.42
Second Half of 2007	INR 541.5	45.12

Second Half of 2005	PHP 1,440.0	59.49
First Half of 2006	PHP 1,574.8	58.29
Second Half of 2006	PHP 1,328.2	57.89
First Half of 2007	PHP 865.4	57.81
Second Half of 2007	PHP 699.4	58.28

Additionally, the Company had options with a notional value of approximately CAD 89 with exchange rates ranging from 1.21 to 1.23 that expire beginning January 2006 through June 2006.

Form 10-Q Part I	Convergys Corporation

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with other members of senior management, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Sarbanes-Oxley Act) (“the Act”) as of the end of the quarter ended June 30, 2005. Based on this review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act, as amended, is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of up to 10 million of its common shares. On April 2, 2003, the Board of Directors authorized the additional repurchase of up to 10 million of its common shares. On June 28, 2005, the Company’s Board of Directors authorized the repurchase of up to an additional 10 million common shares. The timing of the purchases and the exact number of shares to be purchased depend upon market conditions. The authorization does not include specific price targets or an expiration date.

Through 2004, the Company repurchased 15.5 million of its common shares at a cost of $222.2 as a result of the above authorizations. During the first quarter of 2005, no common shares were purchased as a result of these authorizations. The Company’s 2005 second quarter repurchases of common shares were as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
April 2005	220,000	$12.71	220,000	4,280,000
May 2005	1,719,300	13.03	1,719,300	2,560,700
June 2005	753,000	13.32	753,000	11,807,700

Total	2,692,300	$13.09	2,692,300

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Other than the matters approved at the Company’s Annual Shareholders’ Meeting held on April 19, 2005, as reported in the Company’s 10-Q for the quarterly period ended March 31, 2005, there were no matters submitted to a vote of security holders during the second quarter of 2005.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

The following is filed as an Exhibit to Part I of this Form 10-Q:

Exhibit Number
3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to Form S-3 filed on August 10, 2000, File No. 333-43404.)

3.2	Regulations of the Company. (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-53619.)

4	Rights Agreement dated November 30, 1998 between Convergys Corporation and The Fifth Third Bank. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed December 23, 1998, File No. 001-14379.)

10.1	Convergys Corporation 1998 Long-Term Incentive Plan as amended effective as of February 24, 2004. (Incorporated by reference to Appendix III of the Company’s proxy statement on Schedule 14A filed on March 12, 2004.)

10.2	Convergys Corporation Deferred Compensation and LTIP Award Deferral Plan for Non-Employee Directors as amended and restated effective February 24, 2004. (Incorporated by reference to Exhibit 10.24 to Form 10-Q filed on August 9, 2004.)

Form 10-Q Part II

10.3	Convergys Corporation Executive Deferred Compensation Plan as amended October 29, 2001 and February 24, 2004. (Incorporated by reference to Exhibit 10.3 to the Company’s 2001 Annual Report on Form 10-K and to Exhibit 10.25 to Form 10-Q filed on August 9, 2004.)

10.4	Employment Agreement between the Company and James F. Orr and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.8 to the Company’s 1998 Annual Report on Form 10-K filed on March 29, 1999.)

10.5	Employment Agreement between the Company and Steven G. Rolls and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.10 to the Company’s 1998 Annual Report on Form 10-K filed on March 29, 1999.)

10.6	Employment Agreement between the Company and David F. Dougherty and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.12 to the Company’s 1998 Annual Report on Form 10-K filed on March 29, 1999.)

10.7	Employment Agreement between the Company and Earl C. Shanks. (Incorporated by reference to Exhibit 10.10 to the Company’s 2003 Annual Report on Form 10-K filed on March 5, 2004.)

10.8	Employment Agreement between the Company and William H. Hawkins II. (Incorporated by reference to Exhibit 10.9 to the Company’s 2003 Annual Report filed on Form 10-K.)

10.9	Convergys Corporation Supplemental Executive Retirement Plan as amended and restated effective February 27, 2001 and subsequently amended effective January 1, 2004. (Incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 3, 2005.)

10.10	Convergys Corporation Employee Stock Purchase Plan. (Incorporated by reference to Appendix IV of the Company’s proxy statement on Schedule 14A filed on March 12, 2004.)

10.11	$325,000,000 Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 21, 2004. (Incorporated by reference to Form 8-K filed on December 22, 2004.)

10.12	Convergys Corporation Retirement and Savings Plan. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on July 19, 2002, File No. 333-96733.)

10.13	Participation Agreement between Convergys Corporation, Various Guarantors and Wachovia Development Corporation dated as of June 30, 2003. (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 12, 2003.)

10.14	Amended and Restated Lease Agreement between Wachovia Development Corporation and Convergys Corporation as of June 30, 2003. (Incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 12, 2003.)

10.15	Security Agreement between Wachovia Development Corporation and Wachovia Bank, National Association and accepted and agreed to by Convergys Corporation as of June 30, 2003. (Incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 12, 2003.)

10.16	Assignment and Recharacterization Agreement between Convergys Corporation, Wells Fargo Bank Northwest, National Association, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 12, 2003.)

10.17	$55,500,000 Promissory Note with General Electric Capital Assurance Company dated as of November 7, 2003. (Incorporated by reference to Exhibit 10.20 to the Company’s 2003 Annual Report on Form 10-K filed on March 5, 2004.)

Form 10-Q Part II

10.18	Amended and Restated Receivables Purchase Agreement dated as of November 20, 2003. (Incorporated by reference to Exhibit 10.21 to the Company’s 2003 Annual Report on Form 10-K filed on March 5, 2004.)

10.19	Geneva Technology Limited Unapproved Share Option Scheme 1998. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on August 7, 2001, File No. 333-66992.)

10.20	Convergys Corporation Canadian Employee Share Plan. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on December 29, 1999, File No. 333-86137.)

10.21	Supplemental Indenture No. 1 for the $250,000,000 of 4.875% Senior Notes dated December 21, 2004. (Incorporated by reference to Item 8.01 to Form 8-K filed on December 21, 2004.)

10.22	Annual Executive Incentive Plan. (Incorporated by reference to Exhibit 1 to Form 8-K filed on February 24, 2005, File No. 001-14379.)

10.23	Form of Time-Based Restricted Stock Unit Award Agreement for Non-Employee Directors. (Incorporated by reference to Exhibit 10.23 to Form 10-K filed on March 3, 2005.)

10.24	Form of Time-Based Restricted Stock Unit Award for Employees. (Incorporated by reference to Exhibit 10.24 to Form 10-K filed on March 3, 2005.)

10.25	Form of Performance-Based Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.25 to Form 10-K filed on March 3, 2005.)

10.26	Form of Performance-Based Restricted Stock Unit Award Agreement for Senior Executives. (Incorporated by reference to Exhibit 10.26 to Form 10-K filed on March 3, 2005.)

10.27	Form of Performance Unit Award Agreement. (Incorporated by reference to Exhibit 10.27 to Form 10-K filed on March 3, 2005.)

10.28	Summary of Description of Compensation of Directors. (Incorporated by reference to Exhibit 10.28 to Form 10-Q filed on May 5, 2005.)

10.29	Annual Incentive Plan. (Incorporated by reference to Item 1.01 to Form 8-K filed on February 28, 2005.)

31.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 10-Q Part II

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation

Date: August 5, 2005	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer
(On behalf of the Registrant and as Chief Financial Officer)