Form 10-Q
period 2005-09-30
CONVERGYS CORP
filed 2005-11-04
CIK 1062047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2005, there were 139,986,631 common shares outstanding, excluding amounts held in Treasury (176,547,188 common shares outstanding, of which 36,560,557 were held in Treasury).

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Amounts in millions, except per share amounts)	2005	2004	2005	2004
Revenues	$644.8	$639.9	$1,912.5	$1,815.5

Operating Costs and Expenses
Cost of providing services and products sold	391.3	394.9	1,183.3	1,123.6
Selling, general and administrative	130.1	132.6	396.0	374.8
Research and development costs	20.0	21.3	57.3	58.9
Depreciation	31.5	31.6	93.8	87.6
Amortization	4.9	5.9	16.3	15.9
Restructuring	—	—	8.9	—

Total costs and expenses	577.8	586.3	1,755.6	1,660.8

Operating Income	67.0	53.6	156.9	154.7

Equity in Earnings (Loss) of Cellular Partnerships	7.4	(0.6)	17.0	1.0
Other Expense, net	(0.1)	(2.4)	(1.1)	(4.6)
Interest Expense	(5.9)	(3.0)	(15.6)	(6.7)

Income Before Income Taxes	68.4	47.6	157.2	144.4
Income Tax Expense	26.0	17.5	58.0	53.1

Net Income	$42.4	$30.1	$99.2	$91.3

Other Comprehensive Loss, net of tax:
Foreign currency translation adjustments	$7.1	$6.6	$6.3	$4.2
Unrealized gains (losses) on cash flow hedging	4.2	9.2	(9.4)	(4.5)

Total other comprehensive income (loss)	11.3	15.8	(3.1)	(0.3)

Comprehensive Income	$53.7	$45.9	$96.1	$91.0

Earnings Per Common Share
Basic	$0.30	$0.21	$0.71	$0.64

Diluted	$0.30	$0.21	$0.69	$0.63

Average Common Shares Outstanding
Basic	139.2	140.6	140.3	141.6
Diluted	142.2	144.9	143.0	145.5

See Notes to Consolidated Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Millions)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$49.3	$58.4
Receivables, less allowances of $13.7 and $17.9	521.5	447.3
Prepaid expenses and other current assets	86.7	87.1

Total current assets	657.5	592.8

Property and equipment - net	397.7	416.6
Goodwill - net	869.5	855.0
Other intangibles - net	50.7	58.0
Investment in Cellular Partnerships	48.1	34.6
Deferred charges	152.5	151.6
Deferred income tax benefits	51.0	46.2
Other assets	43.1	53.3

Total Assets	$2,270.1	$2,208.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt maturing within one year	$96.1	$49.5
Payables and other current liabilities	464.5	527.9

Total current liabilities	560.6	577.4

Long-term debt	298.9	302.2
Other long-term liabilities	52.6	43.2

Total liabilities	912.1	922.8

Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized	—	—
Common shares – without par value, 500.0 authorized; 176.3 and 175.3 issued and outstanding	893.5	873.6
Treasury shares – 36.6 shares in 2005 and 33.3 in 2004	(616.6)	(573.3)
Retained earnings	1,046.1	946.9
Accumulated other comprehensive income	35.0	38.1

Total shareholders’ equity	1,358.0	1,285.3

Total Liabilities and Shareholders’ Equity	$2,270.1	$2,208.1

See Notes to Consolidated Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended Sept. 30,
(Amounts in millions)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$99.2	$91.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110.1	103.5
Deferred income tax expense (benefit)	(1.0)	36.6
Cellular Partnerships earnings in excess of distributions	(17.0)	(0.9)
Income tax benefit (expense) from stock option exercises	1.2	(0.4)
Stock compensation expense	16.5	11.4
Proceeds from (decrease in) amounts sold under receivables securitization, net	(100.0)	15.0
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in receivables	28.8	(54.3)
Increase in other current assets	(13.8)	(12.6)
Increase in deferred charges	(0.9)	(2.0)
Decrease in payables and other current liabilities	(56.5)	(8.2)
Other, net	15.2	9.2

Net cash provided by operating activities	81.8	188.6

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(80.8)	(112.6)
Investment in Cellular Partnerships	(0.8)	—
Return of capital from Cellular Partnerships	4.3	9.3
Acquisitions, net of cash acquired	(15.8)	(195.4)

Net cash used in investing activities	(93.1)	(298.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of debt, net	43.3	146.7
Repurchase of common shares	(43.3)	(26.3)
Issuance of common shares	2.2	2.5

Net cash provided by financing activities	2.2	122.9

Net (decrease) increase in cash and cash equivalents	(9.1)	12.8
Cash and cash equivalents at beginning of period	58.4	37.2

Cash and cash equivalents at end of period	$49.3	$50.0

See Notes to Consolidated Financial Statements.

Form 10-Q Part I	Convergys Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(1)	BACKGROUND AND BASIS OF PRESENTATION

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

Form 10-Q Part I	Convergys Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(3)	ACQUISITIONS

In August 2005, the Company acquired the finance and accounting business process outsourcing business of Deloitte Consulting Outsourcing LLC, a subsidiary of Deloitte Consulting LLP. This business provides finance and accounting outsourcing services to clients in multiple industries ranging from communications to retail to professional services. This acquisition expands the Company’s outsourcing capabilities and is expected to help enable it to address the full service outsourcing needs of its clients. The Company paid approximately $5 for this acquisition of which $2.3 and $1.9 was allocated to goodwill and identifiable intangibles, respectively.

In November 2004, the Company acquired Finali Corporation (Finali) for approximately $25 in cash. Finali is a contact center analytics firm that specializes in customer-driven business transformation and addresses the specific needs of the in-house contact center market. Finali provides Convergys a suite of differentiated, premium services and helps enable Convergys to create industry-specific benchmark data on customer interactions to help clients identify and address gaps in business performance more quickly and effectively.

In May 2004, the Company acquired 100% of the outstanding shares of Encore Receivable Management, Inc. (Encore), a Kansas-based provider of accounts receivable management and collection services. This transaction provides CMG entry into the accounts receivable management market and the ability to expand its business process outsourcing capabilities. The purchase price was $60. This includes a $7.0 purchase price adjustment paid during the third quarter of 2004, which was based on working capital acquired. In July 2005, the Company paid approximately $7 in earn-out payments to the sellers. The Company may have to pay the sellers additional earn-out payments of up to $7 depending on future operating performance.

In May 2004, the Company also acquired 100% of the outstanding shares of DigitalThink, Inc. (NASDAQ: DTHK), a custom e-learning company (DigitalThink). DigitalThink’s solutions include consulting services, simulations, custom online course development and a scalable platform for on-demand course delivery. With this acquisition, Convergys is able to (i) provide its clients customized, on-demand courses; (ii) expand its capabilities in the human resource business process outsourcing market to meet the needs of large global organizations for full service learning solutions, including consulting and course design, development, delivery and administration; and (iii) support its human resource and customer care clients more efficiently by accelerating the effectiveness of customer support teams through on-the-job training for client programs. Convergys paid approximately $131 for the purchase of DigitalThink, including transaction costs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

The following is a summary of the purchase price allocation related to the above acquisitions made by the Company during 2004:

Total purchase price, less $16.3 in acquired cash	$229.8

Allocation:
Accounts receivable and other current assets	$15.7
Tangible assets	13.7
Acquired software	12.5
Customer relationships	26.1
Non-compete agreements	2.6
Goodwill	132.5
Deferred tax assets (operating tax carryforwards)	63.0
Other assets	0.3
Current liabilities	(26.4)
Deferred tax liabilities	(6.8)
Debt	(3.0)
Other liabilities	(0.4)

The following unaudited pro forma information summarizes the combined results of operations of the Company and the businesses that were acquired in 2004 as though the acquisitions had occurred at the beginning of 2004.

	Three Months Ended Sept. 30, 2004	Nine Months Ended Sept. 30, 2004
Revenues	$642.1	$1,856.8
Net income	29.5	76.1
Diluted earnings per share	$0.20	$0.52

The pro forma results above are not necessarily indicative of the operating results that would have occurred if the acquisitions had been in effect on the date indicated, nor are they necessarily indicative of future results of the acquired companies.

On December 31, 2003, the Company acquired certain billing and customer care assets from ALLTEL Communications Inc., a subsidiary of ALLTEL Corporation (ALLTEL), for $37. Through the third quarter of 2005, the Company paid $4.2 in earn-out payments to ALLTEL. The Company may have to pay ALLTEL additional earn-out payments of approximately $4 depending on future performance. As part of the acquisition, Convergys began providing billing services to more than 10.5 million additional wireless and wireline subscribers, and added several new companies to its list of billing clients including Cingular Wireless LLC (Cingular), Centennial Communications and Commonwealth Telephone.

(4)	BUSINESS RESTRUCTURING AND ASSET IMPAIRMENT

2005 Restructuring

To position itself for profitable growth by streamlining its Customer Management and corporate operations, the Company initiated a restructuring plan during the second quarter of 2005 that resulted in a charge of $8.9. Of the $8.9 charge, $8.3 pertains to CMG and $0.6 pertains to corporate. The actions, which affected approximately 300 professional and administrative employees, were substantially completed during the third quarter of 2005. The severance benefits are being paid pursuant to the Company’s existing severance plans and employment agreements. $7.7 of the charge is cash related, while the remaining $1.2 consists of a non-cash charge resulting from the acceleration of equity-based awards.

Form 10-Q Part I	Convergys Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

Restructuring liability activity for the second quarter 2005 plan consisted of the following:

Cash portion of charge	$7.7
Severance payments	(6.3)

Balance at September 30, 2005	$1.4

2004 Restructuring

As discussed more fully in the “Business Restructuring and Asset Impairment” section of the Notes to Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company initiated a restructuring plan during the fourth quarter of 2004 that affected approximately 750 professional and administrative employees worldwide. This resulted in a fourth quarter of 2004 severance charge of $36.7, $32.3 of which was cash-related. $3.3 of the charge reflected a non-cash charge resulting from the acceleration of equity-based awards. The remaining $1.1 of the charge consisted of curtailment charges related to the Company’s supplemental executive retirement plan and special termination benefit charges related to the Company’s post-retirement plan.

The reduction in force took place through a combination of voluntary and involuntary separations. The severance benefits for the involuntary separations were paid pursuant to the Company’s existing severance plans or employment agreements. The voluntary terminations were substantially completed in 2004. The Company completed the involuntary separations during the second quarter of 2005. As of September 30, 2005, the Company had paid $29.7 of the expected $32.4 in cash severance costs. The remaining amounts will be paid during the remainder of 2005 and the early part of 2006.

Restructuring liability activity for the 2004 plan consisted of the following:

Balance at January 1, 2005	$26.9
Severance payments	(24.3)
Other	0.1

Balance at September 30, 2005	$2.7

2002 Restructuring

The Company initiated a restructuring plan during the fourth quarter of 2002 that included a reduction in headcount affecting professional and administrative employees worldwide and the consolidation or closure of certain CMG and IMG facilities. The restructuring plan resulted in $26.0 of severance costs, $62.3 of facility abandonment costs associated with ongoing lease obligations and $6.7 of asset impairments for the disposal of leasehold improvements and equipment for the facilities that the Company had abandoned by the end of 2002. The Company also recorded an additional $12.7 in asset impairments, consisting principally of purchased software that the Company will not deploy or further market.

The facility abandonment component of the charge was equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. The Company used estimates, based on consultation with real estate advisors, to determine the amount of proceeds from any future sublease agreements. The Company will continue to evaluate its estimates in recording the facilities abandonment charge. As a result, there may be additional charges or reversals in the future.

These actions are expected to result in cash costs of $80.9, of which the Company had spent $57.6 through the third quarter of 2005. These initiatives resulted in approximately 1,350 headcount reductions. The remaining $23.3 reflects facility abandonment costs, which will be paid over several years until the leases expire.

Form 10-Q Part I	Convergys Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

Restructuring liability activity for the 2002 plan consisted of the following:

	2005	2004
Balance at January 1	$32.6	$59.2
Severance payments	—	(5.3)
Facility abandonment costs	(8.2)	(13.8)
Other	(1.1)	0.5

Balance at September 30	$23.3	$40.6

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company is required to test goodwill for impairment annually and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The Company performed its annual impairment tests during the fourth quarter of 2004 and concluded that no goodwill impairment existed.

Goodwill increased to $869.5 at September 30, 2005 from $855.0 at December 31, 2004, as a result of acquisitions, including earn-out payments, and currency translation adjustments.

As of September 30, 2005, the Company’s other intangible assets acquired through business combinations consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$44.3	$(34.0)	$10.3
Contracts and other intangibles	129.4	(78.7)	50.7

Total	$173.7	$(112.7)	$61.0

Intangible amortization expense for the nine-month periods ended September 30, 2005 and September 30, 2004 was $16.3 and $15.9, and is estimated to be approximately $21 for the year ending December 31, 2005. Estimated intangible amortization expense for the four subsequent fiscal years is:

For the year ended 12/31/06	$10
For the year ended 12/31/07	$8
For the year ended 12/31/08	$8
For the year ended 12/31/09	$8
Thereafter	$21

The intangible assets are being amortized using the following amortizable lives: two to seven years for software and two to ten years for customer relationships and other. The weighted average amortization period for intangible assets is seven years (six years for software, nine years for customer relationships and other).

(6)	INVESTMENTS IN CELLULAR PARTNERSHIPS

On June 27, 2005, Cingular, the general partner of Cincinnati SMSA Limited Partnership (the Partnership), merged certain operating assets acquired from AT&T Wireless into the Partnership. Although the Company had the option of contributing cash into the Partnership in order to maintain its 45% ownership in the Partnership, it did not exercise this option. Accordingly, as a result of the merger, the Company’s ownership interest in the Partnership decreased to 33.8%. The merger did not impact the Company’s carrying value of its investment in the Partnership. The Company’s 45% ownership interest in Cincinnati SMSA Tower Holding LLC did not change.

Form 10-Q Part I	Convergys Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(7)	DEFERRED CHARGES

In connection with certain of the Company’s outsourcing arrangements, the Company from time to time will incur direct and incremental costs, consisting of non-refundable cash payments to clients, to acquire or extend a contractual relationship. To the extent recovery of these costs is probable, the Company capitalizes these client acquisition costs and amortizes them ratably over the life of the contract as a reduction of revenue.

In addition, in connection with several of its outsourcing arrangements, the Company performs set-up activities, including the installation and customization of the Company’s proprietary software in its centers. Additionally, with regard to certain license and outsource arrangements where the Company does not have sufficient evidence of fair value for the undelivered elements, the Company defers all revenue related to the arrangement (including revenues related to implementations) and recognizes it over the term of the arrangement once all elements are delivered. In connection with these arrangements, the Company capitalizes all direct and incremental set-up and multiple-element costs, to the extent recovery of these costs is probable, and amortizes them ratably over the life of the arrangements as costs of providing service.

The Company evaluates the probability of recovery by considering profits to be earned during the term of the related contract, the creditworthiness of the client and, if applicable, contract termination penalties payable by the client in the event that the client terminates the contract early.

During the nine months ended September 30, 2005 and 2004, the Company capitalized $39.5 and $38.3 of costs, respectively. The related amortization for those years was $38.6 and $36.3, respectively.

(8)	INCOME TAXES

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows companies additional time beyond that provided in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” to determine the impact of the Act on its financial statements and provides guidance for the disclosure of the impact of the Act on the financial statements. Although the Company has not finalized any plans, it is considering a repatriation, inclusive of dividends under the Act, of up to $190 in cash to the United States in the fourth quarter of 2005. This would result in additional income tax expenses of up to $15 or $0.10 per diluted share.

(9)	PAYABLES AND OTHER CURRENT LIABILITIES

	At Sept. 30, 2005	At Dec. 31, 2004
Accounts payable and other accrued expenses	$105.9	$115.2
Accrued taxes	81.7	68.7
Accrued payroll-related expenses	98.8	119.4
Deferred compensation	55.3	57.4
Restructuring and exit costs	29.0	61.2
Deferred income taxes	8.6	9.3
Deferred revenue and government grants	85.2	96.7

	$464.5	$527.9

Form 10-Q Part I	Convergys Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(10)	EMPLOYEE BENEFIT PLANS

The Company sponsors a defined benefit pension plan, which includes both a qualified and a non-qualified portion, for all eligible employees (the “cash balance plan”). The Company also sponsors a non-qualified, unfunded executive deferred compensation plan and a supplemental, non-qualified, unfunded plan for certain senior executives. The pension benefit formula for the cash balance plan is determined by a combination of compensation-based credits and annual guaranteed interest credits. Benefits for the executive deferred compensation plan are based on employee deferrals, matching contributions and investment earnings on participant accounts. Benefits for the supplemental plan are based on age, years of service and eligible pay. Funding of the cash balance plan has been achieved through contributions made to a trust fund. The contributions have been determined using the aggregate cost method. The Company’s measurement date for all plans is December 31. Pension cost for the cash balance plan is determined based on the traditional unit credit cost method. Pension cost for the unfunded executive pension plans are determined based on the projected unit credit cost method.

Pension cost for the cash balance plan included the following components:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Service cost (benefits earned during the period)	$5.6	$4.7	$16.5	$13.8
Interest cost on projected benefit obligation	2.5	2.6	7.7	7.4
Expected return on plan assets	(4.0)	(4.7)	(12.0)	(13.9)
Amortization and deferrals—net	0.1	(0.1)	0.4	—

Pension cost	$4.2	$2.5	$12.6	$7.3

Pension cost for the unfunded executive pension plans included the following components:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Service cost (benefits earned during the period)	$0.8	$1.0	$3.2	$3.5
Interest cost on projected benefit obligation	0.9	1.3	3.2	3.8
Curtailment charge	—	—	—	—
Amortization and deferrals—net	0.4	0.4	0.9	1.2

Pension cost	$2.1	$2.7	$7.3	$8.5

The Company expects to contribute $0.4 to its cash balance plan during 2005 to fund non-qualified pension distributions.

(11)	SHAREHOLDERS’ EQUITY

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of 10 million of its common shares. On April 2, 2003, the Company’s Board of Directors authorized the additional repurchase of up to 10 million of its common shares. On June 28, 2005, the Company’s Board of Directors authorized the repurchase of up to an additional 10 million common shares. Through December 31, 2004, the Company repurchased 15.5 million common shares at a cost of $222.2 pursuant to these authorizations. During the nine months ended September 30, 2005, the Company repurchased 3.3 million common shares for a total cost of $43.3.

Form 10-Q Part I	Convergys Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(12)	STOCK-BASED COMPENSATION PLANS

At September 30, 2005, the Company had authorized 38 million common shares for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan (Convergys LTIP), as amended on February 24, 2004. The Convergys LTIP provides for the issuance of stock-based awards to certain employees. Convergys accounts for its stock-based compensation plan under the intrinsic value method of accounting as defined by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

From time to time, the Company grants restricted stock awards that generally vest over terms of three to five years, pursuant to the plan. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares (other than the right to transfer the shares). Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances.

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

The Company’s operating results reflected gross stock compensation expense of $6.4 and $4.6 for the three months ended September 30, 2005 and 2004, respectively, and $16.5 and $11.4 for the nine months ended September 30, 2005 and 2004, respectively.

The effect on net income and earnings per share, if the Company had accounted for stock options under the fair value method of accounting under SFAS No. 123, as amended by SFAS No. 148, is as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Amounts in millions	2005	2004	2005	2004
Net income, as reported	$42.4	$30.1	$99.2	$91.3

Add: Stock-based employee compensation expense determined under the intrinsic method, net of related tax effects	3.9	2.9	10.4	7.2

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4.4)	(8.4)	(14.0)	(23.9)

Pro forma net income	$41.9	$24.6	$95.6	$74.6

Earnings per share:
Basic - as reported	$0.30	$0.21	$0.71	$0.64
Basic - pro forma	$0.30	$0.18	$0.68	$0.53

Diluted - as reported	$0.30	$0.21	$0.69	$0.63
Diluted - pro forma	$0.29	$0.17	$0.67	$0.51

The weighted average fair value on the date of grant for the Convergys options granted during the nine months ended September 30, 2004 was $7.48. This amount was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected volatility	45.7%
Risk free interest rate	3.0%
Expected holding period, in years	4

Form 10-Q Part I	Convergys Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(13)	SIGNIFICANT CUSTOMERS

Both of the Company’s segments derive significant revenues from Cingular. See further discussions of Cingular under the “Risks Relating to Convergys and Its Business” section. Revenues from Cingular were 17.3% and 20.5% of the Company’s consolidated revenues for the nine-month periods ended September 30, 2005 and September 30, 2004, respectively. Related accounts receivable from Cingular totaled $67.2 and $84.8 at September 30, 2005 and December 31, 2004, respectively.

(14)	CONTINGENCIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

Under the terms of the lease, the Company also provides certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. The Company does not expect such amounts, if any, to have a material effect on the Company’s results of operations or financial position.

The Company has concluded that it is not required to consolidate the Lessor pursuant to Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51.

At September 30, 2005, the Company had outstanding letters of credit of $22.4 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material.

(15)	BUSINESS SEGMENT INFORMATION

Industry Segment Information

The Company has two reporting segments, which are identified by service offerings. CMG provides outsourced customer care and human resource services. IMG provides outsourced billing and information services and software. The operating loss at Corporate primarily reflects stock compensation expense not allocated to the segments.

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Millions of Dollars	2005	2004	2005	2004
Revenues:
CMG	$454.1	$456.2	$1,331.3	$1,264.9
IMG	190.7	183.7	581.2	550.6

	$644.8	$639.9	$1,912.5	$1,815.5

Depreciation:
CMG	$19.9	$20.8	$59.5	$56.2
IMG	8.1	8.4	24.1	24.2
Corporate	3.5	2.4	10.2	7.2

	$31.5	$31.6	$93.8	$87.6

Amortization:
CMG	$3.3	$3.0	$9.8	$8.0
IMG	1.6	2.9	6.5	7.9

	$4.9	$5.9	$16.3	$15.9

Operating Income (Loss):
CMG	$38.3	$35.7	$66.9	$96.9
IMG	34.5	22.3	104.3	67.7
Corporate	(5.8)	(4.4)	(14.3)	(9.9)

	$67.0	$53.6	$156.9	$154.7

Capital Expenditures:
CMG	$8.8	$23.6	$34.9	$54.5
IMG	11.6	9.5	21.4	29.1
Corporate	10.8	7.7	24.5	29.0

	$31.2	$40.8	$80.8	$112.6

Form 10-Q Part I	Convergys Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

	At Sept. 30, 2005	At Dec. 31, 2004
Goodwill:
CMG	$689.4	$677.2
IMG	180.1	177.8

	$869.5	$855.0

(16)	EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

	Net Income	Shares	Per Share Amount
Three Months Ended September 30, 2005
Basic EPS	$42.4	139.2	$0.30
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.0	—

Diluted EPS	$42.4	142.2	$0.30

Nine Months Ended September 30, 2005
Basic EPS	$99.2	140.3	$0.71
Effect of dilutive securities:
Stock-based compensation arrangements	—	2.7	(0.02)

Diluted EPS	$99.2	143.0	$0.69

Three Months Ended September 30, 2004
Basic EPS	$30.1	140.6	$0.21
Effect of dilutive securities:
Stock-based compensation arrangements	—	4.3	—

Diluted EPS	$30.1	144.9	$0.21

Nine Months Ended September 30, 2004
Basic EPS	$91.3	141.6	$0.64
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.9	(0.01)

Diluted EPS	$91.3	145.5	$0.63

The diluted EPS calculation for the nine months ended September 30, 2005 and September 30, 2004 excludes the effect of 13.7 million and 14.7 million outstanding stock options, respectively, because they are anti-dilutive.

(17)	DERIVATIVE INSTRUMENTS

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

Form 10-Q Part I	Convergys Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

Based on market conditions, the Company terminated this swap agreement on June 1, 2005. In connection with the settlement of the derivative instrument, the Company paid the counterparty $1.7, the fair value of the swap on June 1, 2005. The $1.7 paid on the termination has been treated as a debt discount and, hence, is being amortized as interest expense over the term of the notes. Including the amortization of the debt discount and debt issuance fees, the effective weighted average interest rate over the life of the debt is expected to be 5.07%.

The Company had derivative liabilities related to outstanding forward exchange contracts and options maturing within 30 months, consisting primarily of Canadian dollar, Indian rupee, Philippine peso, British pound and euro contracts with a notional value of $694.4 at September 30, 2005 and $648.4 at December 31, 2004. These derivatives were classified as other current assets of $30.2 and $39.8 and other current liabilities of $2.6 and $1.7 at September 30, 2005 and December 31, 2004, respectively. As of September 30, 2005, $15.2 of net deferred gains, net of tax, on derivative instruments included in accumulated other comprehensive income is expected to be reclassified to earnings during the next 30 months.

(18)	SUBSEQUENT EVENTS

In October 2005, the Company formulated a plan to further restructure its customer care organization and make it more flexible and responsive to client needs. This plan consists of involuntary headcount reductions affecting approximately 100 professional and administrative employees in North America. This is expected to result in severance costs of approximately $8, which will be paid pursuant to the Company’s existing severance policy and employment agreements. The Company will complete the actions in early 2006.

The Company continues to evaluate opportunities to further improve its operations. Therefore, additional severance costs may be incurred during the quarter.

Form 10-Q Part I	Convergys Corporation

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

BACKGROUND

Convergys Corporation (the “Company” or “Convergys”) is a global leader in providing customer care, human resource and billing services. The Company has two reporting segments: (i) the Customer Management Group (CMG), which provides outsourced customer care and human resource services; and (ii) the Information Management Group (IMG), which provides outsourced billing and information services and software.

CMG

CMG provides outsourced customer care and human resource services for its clients utilizing advanced information systems capabilities, human resource management skills and industry expertise. In its multi-channel contact centers, CMG service agents provide a full range of customer care and human resource services including initial product information requests, customer retention initiatives, technical support, staffing, benefits administration, payroll administration and general human resource and administration services.

CMG typically recognizes revenues as services are performed based on staffing hours or the number of contacts or participants handled by CMG. In a limited number of engagements where the client pays a fixed fee, CMG recognizes revenues, based on the specific facts and circumstances of the engagement, using the proportional performance method, straight-line method or upon final completion of the engagement. CMG sometimes earns supplemental revenues depending on its satisfaction of certain service levels or achievement of certain performance measurement targets. The Company recognizes such supplemental revenues only after CMG achieves the required measurement target.

CMG continues to face a variety of challenges including pricing pressure, the impact of the weakened U.S. dollar versus the Canadian dollar, the Indian rupee and the Philippine peso and realizing the returns it expects from its ongoing investment in its employee care operations. Despite these challenges, the Company believes that it can continue to capitalize on the trend of large companies and governmental agencies using outsourcing providers to provide cost-effective, high-quality customer support and employee care solutions. The Convergys strategy is to capture the growing demand for outsourced customer care and employee care support services by focusing on the delivery of quality service and value to its clients and expanding its service offerings. CMG has served its top 10 clients, in terms of revenue, for an average of 10 years. The Company believes that these long-term relationships reflect CMG’s commitment to delivering quality service to its clients.

As evidenced by its investment in contact center capacity in India and the Philippines, the Company is striving to meet client demand for a highly educated workforce, lower costs and 24-hour coverage. Additionally, in response to client and market demand, CMG entered the accounts receivable management market and expanded its business process outsourcing capabilities with its acquisition of Encore Receivable Management, Inc. (Encore). CMG expanded its business transformational capabilities and professional service offerings for the in-house and outsourced contact center industry with the acquisition of Finali Corporation (Finali). It also expanded its learning outsourcing services to include innovative content development and delivery services through its acquisition of DigitalThink, Inc. (DigitalThink). CMG also increased its global payroll and benefits outsourcing capabilities with the acquisition of two companies in Singapore: Out-Smart.com Pte. Ltd. (Out-Smart.com) and i-Benefits Pte. Ltd. (i-Benefits). In August 2005, the Company expanded its outsourcing capabilities with the acquisition of the finance and accounting business process outsourcing business of Deloitte Consulting Outsourcing LLC, a subsidiary of Deloitte Consulting LLP.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

IMG

IMG serves clients principally by providing and managing complex billing and information software that addresses all segments of the communications industry. IMG provides its software products in one of three delivery modes: outsourced, licensed or build-operate-transfer (BOT). In the outsourced delivery mode, IMG provides the billing services by running its software in one of its data centers. In the licensed delivery mode, the software is licensed to clients who perform billing internally. Under the BOT delivery mode, IMG implements and initially runs its software in the client’s data center while the client has the option to transfer the operation of the center to itself at a future date.

For the nine months ended September 30, 2005, 43.8% of IMG’s revenues were from data processing services that generated monthly payments from its clients based upon the number of client subscribers or bills processed by IMG in its data centers. Most of IMG’s data processing agreements, which typically contain multi-year terms, are priced on a monthly, per subscriber or per event basis. Professional and consulting services for installation, implementation, customization, enhancement and managed services accounted for 34.8% of IMG’s revenues for the nine months ended September 30, 2005. The Company invoices its clients for these services based on time and material costs at contractually agreed upon rates, or in some instances, for a fixed fee. IMG’s remaining revenues consist of license and related support and maintenance fees earned under perpetual and term license arrangements. The Company invoices its clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. Fees for support and maintenance normally are charged in advance either on an annual, quarterly or monthly basis.

IMG continues to face intense competition as well as consolidation within the communications industry. Despite these challenges, the Company believes that there are strong growth opportunities within the billing market. In order to survive in an increasingly competitive and consolidated industry, communications companies are continuously looking to expand their service offerings, which has resulted in increasingly complex and ever changing billing system requirements. Where once it was believed that communication providers would replace their entire legacy billing systems with next-generation end-to-end billing systems, market demand appears to have shifted to augmentation and upgrading, versus replacement, of these legacy billing systems. Furthermore, communication providers are demanding flexible and compatible software products instead of custom developed software systems. In order to meet this demand, Convergys continues to invest in research and development of InfinysTM, the Company’s business support system software, which enables communications companies or operators to accelerate the delivery of new services for a wide range of offerings including voice, video and data services. The Company is also responding to this market demand by expanding its consulting and professional service and managed service offerings.

SUMMARY

Despite the challenges facing both segments, the Company believes that its prospects for future growth are positive. In addition, the Company has been acting to reduce its cost structure. In 2004 and 2005, the Company initiated restructuring plans aimed at reorganizing its operations and cost structure. The Company expects that these actions will strengthen its prospects for long-term growth. In addition, the Company believes its financial structure and condition are solid. At September 30, 2005, total capitalization was $1,753.0, consisting of $395.0 of short-term and long-term debt and $1,358.0 of equity.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of the Company, are forward-looking statements. Sometimes these statements will contain words such as “believes,” “expects,” “intends,” “could,” “should,” “will,” “plans,” “anticipates” and other similar words. These statements discuss potential risks and uncertainties and, therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company expressly states that it has no current intention to update any forward-looking statements, whether as a result of new information, future events or otherwise. See the discussion under the “Risks Relating to Convergys and Its Business” section of Management Discussion and Analysis.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data. Detailed comparisons of revenue and expenses are presented in the discussions of the operating segments, which follow the consolidated results discussion. Results for interim periods may not be indicative of the results for the full years.

CONSOLIDATED RESULTS

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	Change	%	2005	2004	Change	%
Revenues	$644.8	$639.9	$4.9	1	$1,912.5	$1,815.5	$97.0	5

Costs of products and services	391.3	394.9	(3.6)	(1)	1,183.3	1,123.6	59.7	5
Selling, general and administrative expenses	130.1	132.6	(2.5)	(2)	396.0	374.8	21.2	6
Research and development costs	20.0	21.3	(1.3)	(6)	57.3	58.9	(1.6)	(3)
Depreciation	31.5	31.6	(0.1)	—	93.8	87.6	6.2	7
Amortization	4.9	5.9	(1.0)	(17)	16.3	15.9	0.4	3
Restructuring charges	—	—	—	—	8.9	—	8.9	—

Total costs	577.8	586.3	(8.5)	(1)	1,755.6	1,660.8	94.8	6

Operating income	67.0	53.6	13.4	25	156.9	154.7	2.2	1

Equity in earnings of cellular partnerships	7.4	(0.6)	8.0	—	17.0	1.0	16.0	—
Other expense, net	(0.1)	(2.4)	2.3	(96)	(1.1)	(4.6)	3.5	(76)
Interest expense	(5.9)	(3.0)	(2.9)	97	(15.6)	(6.7)	(8.9)	133

Income before income taxes	68.4	47.6	20.8	44	157.2	144.4	12.8	9

Income taxes	26.0	17.5	8.5	49	58.0	53.1	4.9	9

Net income	$42.4	$30.1	$12.3	41	$99.2	$91.3	7.9	9

Diluted earnings per common share	$0.30	$0.21	$0.09	43	$0.69	$0.63	$0.06	10

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Three Months Ended September 30, 2005 versus Three Months Ended September 30, 2004

The Company’s revenues for the third quarter of 2005 increased 1% from the third quarter of 2004 to $644.8. This reflects 4% growth in IMG’s revenues and essentially flat revenues from CMG. Operating income of $67.0 increased 25% versus the corresponding period from last year, while operating margin increased to 10.4% from 8.4%. This improvement over the corresponding period from last year reflects a continuation of IMG’s strong operating performance resulting from revenue growth and the fourth quarter 2004 restructuring actions. In addition, these results reflect improvement from CMG. Despite increased expenses of approximately $6 resulting from the continued weakening of the U.S. dollar versus the Canadian dollar, CMG still increased its operating income by 7% due to improvement in several of its client programs and the restructuring of its operations.

As a percentage of revenues, costs of products and services were 60.7% compared to 61.7% during the corresponding period last year. The Company incurred lower costs as a percentage of revenues despite the higher level of expenses incurred at CMG as a result of the continued weakening of the U.S. dollar versus the Canadian dollar. The 2% decrease in selling, general and administrative expenses reflects savings realized from IMG’s restructuring actions. The 17% decrease in amortization expense reflects acquired software that became fully amortized during the second quarter of 2005.

During the third quarter of 2005, the Company recorded equity income in the Cellular Partnerships of $7.4 compared with an equity loss of $0.6 in the prior year, reflecting revenue growth from Cincinnati SMSA Limited Partnership. Interest expense of $5.9 increased from $3.0 in the prior year reflecting higher levels of debt and higher interest rates. Other expense of $0.1 decreased from $2.4 in the prior year primarily as a result of lower foreign currency exchange losses. The Company’s effective tax rate was 38.0% for the three months ended September 30, 2005 versus 36.8% during the three months ended September 30, 2004.

As a result of the foregoing, net income and earnings per diluted share were $42.4 and $0.30, respectively, in the third quarter of 2005. This compares with $30.1 and $0.21, respectively, in the prior year.

Nine Months Ended September 30, 2005 versus Nine Months Ended September 30, 2004

The Company’s revenues for the first nine months of 2005 increased 5% from the first nine months of 2004 to $1,912.5. The revenue increase is attributable to increases from both CMG and IMG. Operating income of $156.9 increased 1% compared to the prior year. This improvement reflects the favorable impact of higher revenues and savings realized through the recent restructuring initiatives. This was partially offset by approximately $22 in higher expenses incurred at CMG as a result of the continued weakening of the U.S. dollar versus the Canadian dollar and increased expenses incurred in connection with the ramp of CMG’s employee care operations.

As a percentage of revenues, costs of products and services remained stable at 61.9% compared to the prior year. This reflects improvement from IMG, offset by the impact of the higher level of expenses incurred at CMG as a result of the continued weakening of the U.S. dollar versus Canadian dollar. The 6% increase in selling, general and administrative expenses reflects expenses incurred by the operations acquired by the Company during 2004 and further expansion of CMG’s employee care and offshore contact center operations. In addition, this reflects an increase in stock compensation expense, recorded at corporate, resulting from restricted stock units awarded to employees pursuant to the Company’s long-term incentive plan. This was partially offset by savings realized at IMG as a result of the recent restructuring initiatives. Depreciation expense increased 7% due to tangible assets acquired in connection with 2004 business acquisitions, as well as further investment in CMG’s offshore operations. Amortization expense increased 3% to $16.3, reflecting the amortization of intangible assets acquired in connection with 2004 business acquisitions, partially offset by the impact of acquired software that became fully amortized during the second quarter of 2005. As discussed more fully under the heading, “Restructuring and Impairment Charges,” the Company incurred a severance charge of $8.9 during the second quarter of 2005.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

During the first nine months of 2005, the Company recorded equity income in the Cellular Partnerships of $17.0 compared with $1.0 in the prior year, reflecting revenue growth from Cincinnati SMSA Limited Partnership. Interest expense of $15.6 increased from $6.7 in the prior year, reflecting higher levels of debt and higher interest rates. Other expense of $1.1 decreased from $4.6 in the prior year primarily as a result of lower foreign currency exchange losses. The Company’s effective tax rate was 36.9% for the nine months ended September 30, 2005 versus 36.8% during the nine months ended September 30, 2004.

As a result of the foregoing, net income and earnings per diluted share were $99.2 and $0.69, respectively, in the first nine months of 2005. This compares with $91.3 and $0.63, respectively, during the corresponding period last year.

CUSTOMER MANAGEMENT GROUP

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	Change	%	2005	2004	Change	%
Revenues
Communications	$225.8	$255.1	$(29.3)	(11)	$675.4	$730.0	$(54.6)	(7)
Technology	40.0	43.6	(3.6)	(8)	115.8	123.8	(8.0)	(6)
Financial services	60.4	52.4	8.0	15	191.4	133.6	57.8	43
Other	127.9	105.1	22.8	22	348.7	277.5	71.2	26

Total revenues	454.1	456.2	(2.1)	—	1,331.3	1,264.9	66.4	5

Costs of products and services	292.0	296.3	(4.3)	(1)	880.7	828.8	51.9	6
Selling, general and administrative expenses	97.4	97.3	0.1	—	298.5	267.7	30.8	12
Research and development costs	3.2	3.1	0.1	3	7.6	7.3	0.3	4
Depreciation	19.9	20.8	(0.9)	(4)	59.5	56.2	3.3	6
Amortization	3.3	3.0	0.3	10	9.8	8.0	1.8	23
Restructuring charges	—	—	—	—	8.3	—	8.3	—

Total costs	415.8	420.5	(4.7)	(1)	1,264.4	1,168.0	96.4	8

Operating income	$38.3	$35.7	$2.6	7	$66.9	$96.9	$(30.0)	(31)

Three Months Ended September 30, 2005 versus Three Months Ended September 30, 2004

Revenues

CMG’s revenues of $454.1 were essentially flat compared with the third quarter of 2004. Revenues from the financial services sector increased 15% as result of increased spending by a large credit card issuer. Other revenues, comprised of clients outside of CMG’s three largest industries, increased 22%, reflecting increased spending from several new and existing clients as well as additional revenues associated with a price increase negotiated during the quarter with a customer care client. The 11% decrease in revenues from communications clients reflects a reduction in spending by Cingular and other wireless and wireline clients, which was partially offset by higher revenues from large video and broadband providers. Revenues from technology clients were down 8% compared to prior year reflecting lower spending from CMG’s largest software client, which was partially offset by increased spending by a hardware client.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

CMG’s costs of products and services during the third quarter of 2005 decreased 1% from the third quarter of 2004 to $292.0. As a percentage of revenues, cost of providing services was 64.3%, down slightly from 64.9% in the prior year. This reflects operational and profit improvements from several customer care and employee care client programs, which were largely offset by higher expenses resulting from the impact of a weakened U.S. versus Canadian dollar. Selling, general and administrative expenses of $97.4 in the third quarter of 2005 were flat compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were 21.4% in the third quarter of 2005, compared with 21.3% in the prior year. This reflects the impact of the stronger Canadian dollar, which was partially offset by savings realized through CMG’s recent restructuring initiatives. Research and development, depreciation and amortization expenses incurred by CMG during the third quarter of 2005 were effectively in line with the corresponding quarter of last year.

Operating Income

As a result of the foregoing, CMG’s third quarter 2005 operating income and margin increased to $38.3 and 8.4%, respectively, from $35.7 and 7.8%, respectively, in the third quarter of 2004.

Nine Months Ended September 30, 2005 versus Nine Months Ended September 30, 2004

Revenues

CMG’s revenues during the first nine months of 2005 were $1,331.3, a 5% increase from CMG’s revenues during the first nine months of 2004. Approximately 70% of this growth was driven by the businesses acquired by CMG during 2004 and 2005. The remaining increase reflects revenues from several clients as described below in more detail. The 43% increase in revenues from financial services clients was driven by several clients, most notably a large credit card issuer, in addition to growth from CMG’s collection business. Other revenues increased 26%, reflecting revenues generated from a large global industrial client that became fully implemented during the second half of 2004, as well as increased spending by several other new and existing clients. The 7% decrease in revenues from communications clients reflects a reduction in spending by Cingular and two wireline clients, which was partially offset by the higher revenues from large video and broadband providers. The 6% decrease from technology clients reflects lower spending from several clients, including CMG’s largest software client, which was offset by increased spending by a hardware client.

Costs and Expenses

CMG’s costs of products and services increased 6% from the first nine months of 2004 to $880.7, reflecting, in large part, the higher volume of revenues. As a percentage of revenues, costs of providing services increased to 66.2% compared to 65.5%. This increase reflects higher expenses resulting from the impact of a weakened U.S. versus Canadian dollar, which was partially offset by operational and margin improvements with a large employee care client. Selling, general and administrative expenses increased 12% to $298.5 in the first nine months of 2005. As a percentage of revenues, selling, general and administrative expenses increased to 22.4%, compared with 21.2% in the prior year. This increase reflects expenses incurred by the operations acquired by CMG during 2004 and increased costs incurred in connection with further investment in CMG’s employee care and offshore operations. In addition, this reflects increased expenses incurred as a result of a weakened U.S. versus Canadian dollar. These items were partially offset by savings realized through restructuring initiatives. Depreciation expense increased 6% reflecting tangible assets acquired in connection with 2004 business acquisitions as well as further investment in CMG’s offshore operations. As a result of intangible assets acquired in connection with 2004 and 2005 business acquisitions, CMG’s amortization expense increased 23% from the corresponding period last year. Research and development expenses during the first nine months of 2005 were in line with the corresponding period last year. As discussed more fully under the heading, “Restructuring and Impairment Charges,” $8.3 of the $8.9 severance charge recorded during the second quarter of 2005 was related to CMG.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Operating Income

As a result of the foregoing, CMG’s first nine months of 2005 operating income and margin decreased to $66.9 and 5.0%, respectively, from $96.9 and 7.7%, respectively, in the first nine months of 2004.

INFORMATION MANAGEMENT GROUP

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	Change	%	2005	2004	Change	%
Revenues:
Data processing	$80.4	$98.8	$(18.4)	(19)	$254.8	$292.6	$(37.8)	(13)
Professional and consulting	69.1	47.2	21.9	46	202.3	137.0	65.3	48
License and other	41.2	37.7	3.5	9	124.1	121.0	3.1	3

Total revenues	190.7	183.7	7.0	4	581.2	550.6	30.6	6

Costs of products and services	99.3	98.9	0.4	—	302.5	295.6	6.9	2
Selling, general and administrative expenses	30.4	32.6	(2.2)	(7)	94.1	103.7	(9.6)	(9)
Research and development costs	16.8	18.6	(1.8)	(10)	49.7	51.5	(1.8)	(3)
Depreciation	8.1	8.4	(0.3)	(4)	24.1	24.2	(0.1)	—
Amortization	1.6	2.9	(1.3)	(45)	6.5	7.9	(1.4)	(18)

Total costs	156.2	161.4	(5.2)	(3)	476.9	482.9	(6.0)	(1)

Operating income	$34.5	$22.3	$12.2	55	$104.3	$67.7	$36.6	54

Three Months Ended September 30, 2005 versus Three Months Ended September 30, 2004

Revenues

IMG’s revenues during the third quarter of 2005 increased 4% to $190.7 from the corresponding period last year. Professional and consulting revenues of $69.1 increased 46% from the prior year. This increase was mainly attributable to the increased spending of IMG’s two largest wireless clients. License and other revenues increased 9% to $41.2, reflecting, in large part, revenues associated with a license arrangement with an existing Latin American client. Data processing revenues of $80.4 decreased 19% from the corresponding period last year. This decrease reflects the changing dynamics of IMG’s billing relationship with Cingular, as they migrate subscribers from their outsourced environments to in-house managed service environments.

Costs and Expenses

Despite the 4% increase in revenues, IMG’s costs of products and services of $99.3 in the third quarter of 2005 were flat compared the costs of products and services that it incurred during with the third quarter of 2004. As a percentage of revenues, costs of products and services were 52.1% in the third quarter of 2005, down from 53.8% in the prior year. This percentage decrease reflects the increase in license revenue, which flowed directly to operating income, and savings realized through restructuring initiatives. Selling, general and administrative expenses and research and development expenses decreased 7% and 10%, respectively, reflecting savings realized through the recent restructuring initiatives. The 45% decrease in amortization expense reflects acquired software, which became fully amortized during the second quarter of 2005. Depreciation expense was in line with prior year.

Operating Income

As a result of the foregoing, IMG’s operating income and operating margin during the third quarter of 2005 increased to $34.5 and 18.1%, respectively, from $22.3 and 12.1%, respectively, during the third quarter of 2004.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Nine Months Ended September 30, 2005 versus Nine Months Ended September 30, 2004

Revenues

IMG’s revenues increased 6% to $581.2 during the first nine months of 2005 from $550.6 during the corresponding period last year. Professional and consulting revenues of $202.3 increased 48% from the prior year, reflecting increased revenues from its two largest wireless clients. License and other revenues increased 3% to $124.1 from 2004. This reflects license revenues from several new and existing European, Latin American and Asian Pacific clients. Data processing revenues of $254.8 decreased 13% from the prior year, which was due mainly to lower volumes from Cingular.

Costs and Expenses

Despite the 6% increase in revenues, IMG’s costs of products and services increased only 2% to $302.5 during the first nine months of 2005 from the first nine months of 2004. As a percentage of revenues, costs of products and services were 52.0% in the first nine months of 2005, down from 53.7% in the corresponding period last year. This was the result of the savings realized through restructuring initiatives and the increase in license revenue, which flowed directly to operating income. Selling, general and administrative expenses and research and development expenses decreased 9% and 3%, respectively, reflecting savings realized through the recent restructuring initiatives. The 18% decrease in amortization expense reflects acquired software, which became fully amortized during the second quarter of 2005. Depreciation expense was in line with prior year.

Operating Income

As a result of the foregoing, IMG’s operating income and operating margin during the first nine months of 2005 increased to $104.3 and 18.0%, respectively, from $67.7 and 12.3%, respectively, during the first nine months of 2004.

Restructuring and Impairment Charges

2005 Restructuring

To position itself for profitable growth by streamlining CMG and its corporate operations, the Company initiated a severance plan during the second quarter of 2005 that resulted in a severance charge of $8.9. Of the $8.9, $8.3 pertains to CMG and $0.6 pertains to corporate. These actions, which affected approximately 300 professional and administrative employees, were substantially completed during the third quarter of 2005. The severance benefits are being paid pursuant to the Company’s existing severance plans and employment agreements. $7.7 of the charge is cash related, while the remaining $1.2 consists of a non-cash charge resulting from the acceleration of equity-based awards. These actions are expected to generate annual savings exceeding $25.

Restructuring liability activity for the second quarter 2005 plan consisted of the following:

Cash portion of charge	$7.7
Severance payments	(6.3)

Balance at September 30, 2005	$1.4

In October 2005, the Company formulated a plan to further restructure its customer care organization and make it more flexible and responsive to client needs. This plan consists of involuntary headcount reductions affecting approximately 100 professional and administrative employees in North America. This is expected to result in a fourth quarter 2005 severance charge of approximately $8, which will be paid pursuant to the Company’s existing severance policy and employment agreements. The Company will complete the actions in early 2006. These actions are expected to generate annual savings exceeding $15. The Company continues to evaluate opportunities to further improve its operations. Therefore, additional severance costs may be incurred during the quarter.

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

The reduction in force took place through a combination of voluntary and involuntary separations. The severance benefits for the involuntary separations were paid pursuant to the Company’s existing severance plans or employment agreements. The voluntary terminations were substantially completed in 2004. The Company completed the involuntary separations during the second quarter of 2005. As of September 30, 2005, the Company had paid $29.7 of the expected $32.4 in cash severance costs. The remaining amounts will be paid during the remainder of 2005 into the early part of 2006.

Restructuring liability activity for the 2004 plan consisted of the following:

Balance at January 1, 2005	$26.9
Severance payments	(24.3)
Other	0.1

Balance at September 30, 2005	$2.7

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

These actions are expected to result in cash costs of $80.9, of which the Company had spent $57.6 through the first nine months of 2005. These initiatives resulted in approximately 1,350 headcount reductions. The remaining $23.3 reflects facility abandonment costs, which will be paid over several years until the leases expire.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Restructuring liability activity for the 2002 plan consisted of the following:

	2005	2004
Balance at January 1	$32.6	$59.2
Severance payments	—	(5.3)
Facility abandonment costs	(8.2)	(13.8)
Other	(1.1)	0.5

Balance at September 30	$23.3	$40.6

CLIENT CONCENTRATION

The Company’s three largest clients accounted for 33.5% and 36.3% of its revenues in the first nine months of 2005 and 2004, respectively. The risk posed by this revenue concentration is reduced somewhat by the long-term contracts the Company has with some of its largest clients. The Company serves Cingular, its largest client with 17.3% of revenues in the first nine months of 2005 and Sprint Nextel, the Company’s third largest client under information management and customer management contracts. Since February 2004, the Company has provided customer care services to Sprint Nextel under a contract between IBM and Sprint Nextel, as a subcontractor of IBM. The Company serves DirecTV, its second largest client in the first nine months of 2005, under a customer management contract. Volumes under certain of the Company’s long-term contracts are subject to variation based on, among other things, the clients’ spending on outsourced customer support and subscriber levels.

See the discussion of risks associated with client concentration and consolidation under the “Risks Relating to Convergys and Its Business” section of Management Discussion and Analysis.

BUSINESS OUTLOOK

The Company expects CMG’s 2005 fourth quarter revenues to grow approximately 5% from the third quarter of 2005 and CMG’s operating income to remain roughly in-line with the third quarter. The positive impact from the revenue growth and savings realized through restructuring initiatives should mostly offset the $8 in severance costs expected to be incurred during the fourth quarter of 2005. As noted earlier, the Company could incur additional severance costs during the fourth quarter.

The Company expects IMG’s 2005 fourth quarter revenues and operating margins to compare roughly with the three previous quarters. Although, given the nature of IMG’s licensing and professional and consulting revenues, the possibility of some variability always exists.

With respect to diluted earnings per share, the Company remains comfortable with its guidance of approximately $1.00 per diluted share for the full year 2005. This projection includes the second quarter 2005 severance charge of $8.9 severance charge incurred during the second quarter of 2005 and the $8 in severance expected to be expensed in the fourth quarter of 2005. It does not include any potential tax impact associated with the possible repatriation of foreign dividends. In addition, the Company believes 2006 diluted earnings per share will meet or exceed $1.07.

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

The Company’s cash flows from operating activities totaled $81.8 in the first nine months of 2005, compared to $188.6 in the same period last year. The decrease in cash flows from operating activities was driven by reductions in the amounts sold under the accounts receivable securitization program as well as changes in payables and other current liabilities. During the first nine months of 2005, there was a $100.0 net decrease in amounts sold under the securitization program. This compares to net proceeds of $15.0 in the first nine months of 2004. Payables and other current liabilities decreased $56.5 during the first nine months of 2005, compared with an $8.2 decrease in the prior year. This reflects payments made during the first nine months of 2005 against the restructuring accruals established in 2004, a decrease in deferred revenue and timing of payroll payments.

This was partially offset by improvement in receivables, excluding the impact of the securitization program, which decreased $28.8 during the nine months ended September 30, 2005. This compares to an increase of $54.3 in the prior year. Days sales outstanding (DSO) decreased to 74 days at September 30, 2005 versus 75 days at December 31, 2004. During the first nine months of 2004, DSO increased to 78 days at September 30, 2004, versus 73 days at December 31, 2003. DSO is computed as follows: receivables, net of allowances, plus outstanding receivables sold under the securitization program divided by average days sales. Average days sales are defined as consolidated revenues during the quarter just ended divided by the number of calendar days in the quarter just ended.

The Company used $93.1 for investing activities during the first nine months of 2005, which consisted principally of $80.8 of capital expenditures and $15.8 in acquisitions, partially offset by a return of capital from Cincinnati SMSA Limited Partnership of $4.3. This compared to $298.7 used for investing activities during the first nine months of 2004, which consisted of $112.6 used for capital expenditures and $195.4, net of cash acquired, to fund the business combinations made during 2004. This also reflects $9.3 in cash received from Cincinnati SMSA Limited Partnership, representing a partial return of capital contributions previously made by Convergys.

Financing activities during the first nine months of 2005 provided the Company with $2.2 in cash. The activities consisted of $43.3 in increased borrowings of short-term debt and $2.2 from the issuance of common shares, offset by $43.3 to repurchase 3.3 million of the Company’s common shares. This compares to $122.9 in cash provided from financing activities during the first nine months of 2004 primarily through increased borrowings of short-term commercial paper, partially offset by $26.3 used for the repurchase of the Company’s common shares.

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

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

The Company’s free cash flows, defined as cash flows from operating activities excluding the impact of the accounts receivable securitization less capital expenditures, were $101.0 and $61.0 for the first nine months of 2005 and 2004, respectively. In summary, this was driven by stronger collections of receivables in the first nine months of 2005 versus 2004 and lower spending on capital expenditures, partially offset by the higher level of funds used to settle payables and other current liabilities. The Company uses free cash flows, which is a non-GAAP financial measure, as an alternative measure of the Company’s ability to generate cash flows.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

The Company believes that its financial structure and condition are solid. At September 30, 2005, total capitalization was $1,753.0, consisting of $395.0 of short-term and long-term debt and $1,358.0 of equity. This results in a debt-to-capital ratio of 22.5%, which compares to 21.5% at December 31, 2004. If amounts sold under the securitization in the prior year were treated as debt financing, the Company’s debt-to-capital ratio would have been 26.0% at December 31, 2004.

The Company’s debt is considered investment grade by the rating agencies. The Company’s borrowing facilities include a commercial paper program backed by a credit facility with $325 in borrowing capacity that expires in December 2007. As of September 30, 2005, the Company had $73.0 in commercial paper and short-term notes borrowed under this facility. The participating agents in the credit facility are JPMorgan Chase Bank, Citicorp USA, PNC Bank, Deutsche Bank AG and Wachovia Bank. The credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-capitalization ratios. The Company’s interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. The Company’s debt-to-capitalization ratio cannot be greater than 0.6 to 1.0 at any time. The Company was in compliance with all covenants throughout the first nine months of 2005.

The Company has a $200 accounts receivable securitization agreement with Falcon Asset Securitization Corporation and Fifth Third Bank, under which it had sold none of its accounts receivable at September 30, 2005.

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

In November 2003, the Company borrowed $55.5 under a 10-year mortgage with General Electric Capital Assurance Company. The proceeds were used to partially fund the Company’s purchase of its corporate headquarters facility in downtown Cincinnati, Ohio. The Company’s corporate headquarters facility secures the mortgage. As of September 30, 2005, the unpaid principal balance was $47.0.

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

The Company has concluded that it is not required to consolidate the Lessor pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51.

At September 30, 2005, the Company had outstanding letters of credit of $22.4 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material.

The Company believes that its present ability to borrow is greater than its established credit facilities in place. If market conditions change and the Company experiences a significant decline in revenues, its cash flows and liquidity could be reduced. This could cause rating agencies to lower the Company’s credit ratings, thereby increasing its borrowing costs, or even causing a reduction in or the elimination of its access to debt and the ability to raise additional equity.

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of up to 10 million of its common shares. On April 2, 2003, the Board of Directors authorized the repurchase of up to an additional 10 million of its common shares. On June 28, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million additional common shares (i.e., total authority of up to 30 million common shares). Through September 30, 2005, the Company repurchased 18.8 million shares of Convergys stock for $265.5 pursuant to these authorizations. The Company may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on a number of considerations including market conditions and the Company’s liquidity. The Company may purchase an additional 11.2 million common shares pursuant to these authorizations.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Risks Relating to Convergys and Its Business

Client consolidations could result in a loss of clients and reduce the Company’s revenues.

Convergys serves clients in industries that have experienced a significant level of consolidation in recent years. The Company cannot ensure that additional consolidations will not occur in which Convergys’ clients acquire additional businesses or are acquired. Such consolidations may result in the termination of an existing client contract, which would result in a decrease of the Company’s revenues.

On October 26, 2004, Cingular completed its acquisition of AT&T Wireless. Prior to the acquisition, AT&T Wireless was the Company’s largest client in terms of revenue and a significant client of both IMG and CMG. With respect to IMG, Convergys is assisting Cingular with its strategy to migrate subscribers off of the AT&T Wireless billing systems (that the Company supports) onto Cingular’s two in-house systems (one of which the Company supports) by December 31, 2006. If this migration proceeds as planned, it will have a negative impact on IMG’s revenues and earnings. However, the Company expects to continue to have a billing relationship with Cingular for the foreseeable future.

CMG also had a long-standing relationship with AT&T Wireless for customer care services. Although revenues generated from this relationship were down during the first nine months of 2005 compared to the first nine months of 2004, the Company expects Cingular to remain an important client to CMG. Should volume from Cingular continue to decline, CMG’s revenues and earnings will continue to be negatively impacted.

On September 12, 2005, Sprint PCS and Nextel Communications announced the completion of their merger. As noted below, both IMG and CMG continue to have relationships with the combined entities. The impact of this merger on the Company is unknown.

A large portion of the Company’s revenues is generated from a limited number of clients, and the loss of one or more of its clients could cause a reduction in its revenues.

The Company relies on several significant clients for a large percentage of its revenues. Convergys’ three largest clients, Cingular, DirecTV and Sprint Nextel, collectively represented approximately 34% of Convergys’ revenues for the nine months ended September 30, 2005. The Company’s relationship with Cingular is represented by separate contracts/work orders with various IMG and CMG operating units. The Company serves DirecTV under a customer care contract. The Company’s relationship with Sprint Nextel is represented by separate contracts with IMG and CMG. Since February 2004, the Company has provided customer care services to Sprint Nextel under a contract between Sprint Nextel and IBM, whereby the Company serves as a subcontractor to IBM. These separate contracts/work orders with the above clients have varying expiration dates, payment provisions, termination provisions and other conditions. As a result, Convergys does not believe that it is likely that its entire relationship with Cingular, DirecTV or Sprint Nextel would terminate at one time; and, therefore, it is not substantially dependent on any particular contract/work order with these clients. However, the loss of all of the contracts/work orders with a particular client at the same time or the loss of one or more of the larger contracts/work orders with a client would adversely affect the Company’s total revenues if the revenues from such client were not replaced with revenues from that client or other clients.

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

Several significant clients account for a large percentage of the Company’s accounts receivable. As of September 30, 2005, Convergys’ three largest clients, Cingular, DirectTV and Sprint Nextel, collectively accounted for 31.8% of the Company’s net accounts receivable. During the past three years, each of the clients set forth above has generally paid its accounts receivable on a timely basis, and write-downs that Convergys incurred in connection with such accounts receivable were consistent with write-downs that Convergys incurred with other clients. The Company anticipates that several clients will continue to account for a large percentage of accounts receivable. Although Convergys has no present reason to expect payment issues with any of these clients, if any of them were unable, for any reason, to pay its accounts receivable, the Company’s income would decrease.

If Convergys’ clients are not successful, the amount of business that they outsource and the prices that they are willing to pay for such services may diminish and could result in reduced revenues for the Company.

Convergys’ revenues depend on the success of its clients. If Convergys’ clients are not successful, the amount of business that they outsource may diminish. Thus, although the Company has signed contracts, many of which contain minimum revenue commitments, to provide services to its clients, there can be no assurance that the level of revenues generated by such contracts will meet expectations. In addition, several clients, particularly in the communications and technology industries, have experienced substantial price competition. As a result, the Company may continue to face increasing price pressure from such clients, which could negatively affect its operating performance.

The Company’s failure to keep its technology up-to-date may prevent the Company from remaining competitive.

Technology is a critical component of the Company’s success, including billing software products provided to a client through a license and data processing outsourcing arrangement or technology used by customer care or employee care agents in connection with outsourcing services. In order to remain competitive, the Company will need to continue to invest in the development of new and enhanced technology. Although the Company is committed to further investment in development, there can be no assurance that its technology will adequately meet its future needs or enable the Company to remain competitive. The Company’s failure to keep its technology up-to-date may hinder its ability to remain competitive and may lead competitors to attract business from the Company’s existing and potential clients and cause the Company’s revenues to decrease.

Defects or errors within its software products could adversely affect the Company’s business, results of operations and financial condition.

Design defects or software errors may delay product introductions or reduce the satisfaction level of clients and may have a materially adverse effect on the Company’s business, results of operations and financial condition. The Company’s billing software products are highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and/or correct. Since the Company’s billing software products are used by the Company and its clients to perform critical business functions, design defects, software errors or other potential problems within or outside of the Company’s control may arise from the use of its software. It may also result in financial or other damages to the clients, for which the Company may be held responsible. Although the Company’s license agreements with its clients generally contain provisions designed to limit the Company’s exposure to potential claims and liabilities arising from client problems, these provisions may not effectively protect the Company against such claims in all cases and in all jurisdictions.

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

The Company’s outsourcing operations depend on its ability to protect its proprietary software and client information maintained in its data processing, customer care and employee care contact centers against damage that may be caused by fire, natural disasters, power failure, telecommunications failures, computer viruses, acts of sabotage or terror and other emergencies. In the event that the Company experiences a temporary or permanent interruption at one or more of its data or contact centers, through casualty, operating malfunction or other acts, the Company may be unable to provide the data processing, customer care and employee care services it is contractually obligated to deliver. This could result in the Company being required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts. Notwithstanding contingency plans and precautions instituted to protect the Company and its clients from events that could interrupt delivery of services (including property and business interruption insurance maintained by the Company), there can be no guarantee that such interruptions would not result in a prolonged interruption in the Company’s ability to provide support services to its clients or that such precautions would adequately compensate the Company for any losses it may incur as a result of such interruptions.

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

Convergys’ growth has been enhanced through acquisitions of other businesses including their products, service offerings and licenses. The Company continues to pursue strategic acquisitions. If the Company is unable to make appropriate acquisitions on reasonable terms, whether for cash, Convergys securities or both, it may be difficult for the Company to achieve the same level of growth it has achieved historically.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

The Company is susceptible to business and political risks from international operations that could result in reduced revenues or earnings.

Convergys operates businesses in many countries outside the United States, which are located throughout North and South America, Europe, the Middle East and the Asian Pacific region. In connection with its strategy, the Company plans to capture more of the international billing, customer care and human resource markets. Additionally, North American companies have created a demand for offshore customer care outsourcing capacity. As a result, the Company expects to continue expansion through start-up operations and acquisitions in additional countries. Expansion of its existing international operations and entry into additional countries will require management attention and financial resources. In addition, there are certain risks inherent in conducting business internationally including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. To the extent that the Company experiences these risks, its business could be adversely affected and its revenues and/or earnings could be reduced.

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

CMG serves an increasing number of its U.S.-based customer care clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by CMG to operate these non-U.S. contact centers is denominated in Canadian dollars, Indian rupees or Philippine pesos, which represents a foreign exchange exposure to the Company. The Company enters into forward exchange contracts and options to limit potential foreign currency exposure. As the U.S. dollar weakened during 2004 and the first nine months of 2005, the operating expenses of these contact centers, once translated into U.S. dollars, increased in comparison to prior years. The increase in operating expenses was partially offset by gains realized through the settlement of Canadian dollar forward exchange contracts. If the U.S. dollar does not strengthen, the Company’s earnings will continue to be negatively impacted.

If the Company does not effectively manage its capacity, its results of operations could be adversely affected.

The Company’s ability to profit from the global trend toward outsourcing depends largely on how effectively it manages its customer care and employee care contact center capacity. There are several factors and trends that have intensified the challenge of contact center management. In order to create the additional capacity necessary to accommodate new or expanded outsourcing projects, the Company must consider opening new contact centers. The opening or expansion of a contact center may result, at least in the short term, in idle capacity until the Company fully implements the new or expanded program. The Company periodically assesses the expected long-term capacity utilization of its contact centers. As a result, it may, if deemed necessary, consolidate, close or partially close under-performing contact centers to maintain or improve targeted utilization and margins. There can be no guarantee that the Company will be able to achieve or maintain optimal utilization of its contact center capacity.

As part of its effort to consolidate its facilities, the Company believes that it will sublease a portion of its surplus space, if any, and recover certain costs associated with it. To the extent that the Company fails to sublease such surplus space, its expenses will increase.

Form 10-Q Part I	Convergys Corporation

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

If the Company is unable to hire or retain qualified personnel in certain areas of its business, its ability to execute its business plan could be impaired and revenues could decrease.

Convergys employs more than 63,000 employees worldwide. Despite recent headcount reductions, the Company continues to recruit and hire qualified persons in the research and development, sales, marketing and administrative and services areas of its business in several parts of the world. At times, the Company has experienced difficulties in hiring personnel with the desired levels of training or experience. Additionally, particularly in regard to the labor-intensive business of CMG, quality service depends on the Company’s ability to control personnel turnover. Any increase in the employee turnover rate could increase recruiting and training costs and decrease operating effectiveness and productivity. The Company may not be able to continue to hire, train and retain a sufficient number of, qualified personnel to adequately staff new client projects. Because a significant portion of the Company’s operating costs relates to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a materially adverse effect on the Company’s business, results of operations or financial condition.

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

Interest Rate Risk

At September 30, 2005, the Company had $131.2 in outstanding variable rate borrowings and had sold none of its accounts receivable on a variable rate basis. The carrying amount of the Company’s borrowings reflects fair value due to its short-term and variable interest rate features.

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

Based on market conditions, the Company terminated this swap agreement on June 1, 2005. In connection with the settlement of the derivative instrument, the Company paid the counterparty $1.7, the fair value of the swap on June 1, 2005. The $1.7 paid on the termination has been treated as a debt discount and, hence, is being amortized as interest expense over the term of the notes.

The Company also uses, from time to time, cash flow hedges for interest rate exposure. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding cash flow hedges covering interest rate exposure at September 30, 2005.

Based upon the Company’s exposure to variable rate borrowings, including amounts sold under the accounts receivable securitization, a one percentage point change in the weighted average interest rate would change the Company’s annual interest expense by approximately $1.

Foreign Currency Exchange Rate Risk

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which the Company is exposed include the Canadian dollar, the Indian rupee, the Philippine peso, the British pound and the euro. The Company currently uses forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The potential loss in fair value at September 30, 2005 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $69. This loss would be mitigated by corresponding gains on the underlying exposures.

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

The Canadian dollar (CAD), the Indian rupee (INR) and the Philippine peso (PHP) strengthened to an average of 1.22, 43.67 and 55.22 per U.S. dollar, respectively, for the first nine months of 2005 compared to 1.33, 45.42 and 55.98 for the first nine months of 2004, respectively. As of September 30, 2005, the Company had the following open forward exchange contracts:

(In millions) Maturing	Notional Value	Average Exchange Rate
Fourth Quarter of 2005	CAD 94.0	1.28
First Half of 2006	CAD 107.0	1.28
Second Half of 2006	CAD 50.5	1.22

Fourth Quarter of 2005	INR 1,105.0	46.28
First Half of 2006	INR 2,289.1	44.88
Second Half of 2006	INR 1,992.1	44.27
First Half of 2007	INR 977.2	44.42
Second Half of 2007	INR 895.1	44.75

Fourth Quarter of 2005	PHP 726.2	60.54
First Half of 2006	PHP 1,574.8	58.33
Second Half of 2006	PHP 1,386.1	57.76
First Half of 2007	PHP 1,103.1	58.06
Second Half of 2007	PHP 1,061.6	58.98
First Half of 2008	PHP 61.8	61.81

Additionally, the Company has options with a notional value of approximately CAD 148 with exchange rates ranging from 1.13 to 1.24 that expire beginning January 2006 through December 2006.

Form 10-Q Part I	Convergys Corporation

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with other members of senior management, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Sarbanes-Oxley Act) (“the Act”) as of the end of the quarter ended September 30, 2005. Based on this review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act, as amended, is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Form 10-Q Part II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of up to 10 million of its common shares. On April 2, 2003, the Board of Directors authorized the repurchase of up to an additional 10 million of its common shares. On June 28, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million additional common shares (i.e., total authority of up to 30 million common shares). Through September 30, 2005, the Company repurchased 18.8 million shares of Convergys stock for $265.5 pursuant to these authorizations. The Company may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on a number of considerations including market conditions and the Company’s liquidity. The Company may purchase an additional 11.2 million common shares pursuant to these authorizations.

The Company’s third quarter 2005 repurchases of common shares were as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
Aug. 2005	100,000	$13.95	100,000	11,707,700
Sept. 2005	458,900	14.31	458,900	11,248,800

Total	558,900	$14.25	558,900

ITEM 6. EXHIBITS.

(a)	Exhibits.

The following is filed as an Exhibit to Part I of this Form 10-Q:

Exhibit Number
3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to Form S-3 filed on August 10, 2000, File No. 333-43404.)

3.2	Regulations of the Company. (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-53619.)

4	Rights Agreement dated November 30, 1998 between Convergys Corporation and The Fifth Third Bank. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed December 23, 1998, File No. 001-14379.)

10.1	Convergys Corporation 1998 Long-Term Incentive Plan as amended effective as of February 24, 2004. (Incorporated by reference to Appendix III of the Company’s proxy statement on Schedule 14A filed on March 12, 2004.)

10.2	Convergys Corporation Deferred Compensation and LTIP Award Deferral Plan for Non-Employee Directors as amended and restated effective February 24, 2004. (Incorporated by reference to Exhibit 10.24 to Form 10-Q filed on August 9, 2004.)

Form 10-Q Part II

10.3	Convergys Corporation Executive Deferred Compensation Plan as amended October 29, 2001 and February 24, 2004. (Incorporated by reference to Exhibit 10.3 to the Company’s 2001 Annual Report on Form 10-K and to Exhibit 10.25 to Form 10-Q filed on August 9, 2004.)

10.4	Employment Agreement between the Company and James F. Orr and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.8 to the Company’s 1998 Annual Report on Form 10-K filed on March 29, 1999.)

10.5	Employment Agreement between the Company and Steven G. Rolls and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.10 to the Company’s 1998 Annual Report on Form 10-K filed on March 29, 1999.)

10.6	Employment Agreement between the Company and David F. Dougherty and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.12 to the Company’s 1998 Annual Report on Form 10-K filed on March 29, 1999.)

10.7	Employment Agreement between the Company and Earl C. Shanks. (Incorporated by reference to Exhibit 10.10 to the Company’s 2003 Annual Report on Form 10-K filed on March 5, 2004.)

10.8	Employment Agreement between the Company and William H. Hawkins II. (Incorporated by reference to Exhibit 10.9 to the Company’s 2003 Annual Report filed on Form 10-K.)

10.9	Convergys Corporation Supplemental Executive Retirement Plan as amended and restated effective February 27, 2001 and subsequently amended effective January 1, 2004. (Incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 3, 2005.)

10.10	Convergys Corporation Employee Stock Purchase Plan. (Incorporated by reference to Appendix IV of the Company’s proxy statement on Schedule 14A filed on March 12, 2004.)

10.11	$325,000,000 Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 21, 2004. (Incorporated by reference to Form 8-K filed on December 22, 2004.)

10.12	Convergys Corporation Retirement and Savings Plan. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on July 19, 2002, File No. 333-96733.)

10.13	Participation Agreement between Convergys Corporation, Various Guarantors and Wachovia Development Corporation dated as of June 30, 2003. (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 12, 2003.)

10.14	Amended and Restated Lease Agreement between Wachovia Development Corporation and Convergys Corporation as of June 30, 2003. (Incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 12, 2003.)

10.15	Security Agreement between Wachovia Development Corporation and Wachovia Bank, National Association and accepted and agreed to by Convergys Corporation as of June 30, 2003. (Incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 12, 2003.)

10.16	Assignment and Recharacterization Agreement between Convergys Corporation, Wells Fargo Bank Northwest, National Association, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 12, 2003.)

10.17	$55,500,000 Promissory Note with General Electric Capital Assurance Company dated as of November 7, 2003. (Incorporated by reference to Exhibit 10.20 to the Company’s 2003 Annual Report on Form 10-K filed on March 5, 2004.)

Form 10-Q Part II

10.18	Amended and Restated Receivables Purchase Agreement dated as of November 20, 2003. (Incorporated by reference to Exhibit 10.21 to the Company’s 2003 Annual Report on Form 10-K filed on March 5, 2004.)

10.19	Geneva Technology Limited Unapproved Share Option Scheme 1998. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on August 7, 2001, File No. 333-66992.)

10.20	Convergys Corporation Canadian Employee Share Plan. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on December 29, 1999, File No. 333-86137.)

10.21	Supplemental Indenture No. 1 for the $250,000,000 of 4.875% Senior Notes dated December 21, 2004. (Incorporated by reference to Item 8.01 to Form 8-K filed on December 21, 2004.)

10.22	Annual Executive Incentive Plan. (Incorporated by reference to Exhibit 1 to Form 8-K filed on February 24, 2005, File No. 001-14379.)

10.23	Form of Time-Based Restricted Stock Unit Award Agreement for Non-Employee Directors. (Incorporated by reference to Exhibit 10.23 to Form 10-K filed on March 3, 2005.)

10.24	Form of Time-Based Restricted Stock Unit Award for Employees. (Incorporated by reference to Exhibit 10.24 to Form 10-K filed on March 3, 2005.)

10.25	Form of Performance-Based Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.25 to Form 10-K filed on March 3, 2005.)

10.26	Form of Performance-Based Restricted Stock Unit Award Agreement for Senior Executives. (Incorporated by reference to Exhibit 10.26 to Form 10-K filed on March 3, 2005.)

10.27	Form of Performance Unit Award Agreement. (Incorporated by reference to Exhibit 10.27 to Form 10-K filed on March 3, 2005.)

10.28	Summary of Description of Compensation of Directors. (Incorporated by reference to Exhibit 10.28 to Form 10-Q filed on May 5, 2005.)

10.29	Annual Incentive Plan. (Incorporated by reference to Item 1.01 to Form 8-K filed on February 28, 2005.)

10.30	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 15, 2005.)

31.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 10-Q Part II

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation

Date: November 4, 2005	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer (On behalf of the Registrant and as Chief Financial Officer)