Form 10-K
period 2005-12-31
CONVERGYS CORP
filed 2006-03-06
CIK 1062047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   X       No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes            No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   X       Accelerated filer            Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes            No   X

The aggregate market value of the voting shares owned by non-affiliates of the registrant was $1,990,436,793, computed by reference to the closing sale price of the stock on the New York Stock Exchange on June 30, 2005, the last trading day of the registrant’s most recently completed second fiscal quarter.

At January 31, 2006, there were 139,834,307 common shares outstanding, excluding amounts held in treasury of 36,951,857.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

Convergys Corporation 2005 Annual Report  1

2  Convergys Corporation 2005 Annual Report

Safe Harbor Statement and Part I, Item 1. Business

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

Part I

Item 1. Business

Overview

Convergys Corporation (the Company or Convergys) is a global leader in providing customer care, human resource and billing services. For over twenty years, enterprises with a large number of customers and employees have turned to Convergys and its predecessors for support. By providing value-added billing and customer care and employee care solutions for our clients, we have developed a base of recurring revenues, generally under multiple year contracts.

Whether it is for their customer care, human resource or billing needs, our clients depend on our solutions and expertise, allowing them to focus more of their internal resources on their core competencies. We bring together world-class resources, software and expertise to help create valuable relationships between our clients, their customers and their employees. With our billing and customer care solutions, our clients can gain a deeper understanding of each of their customers, how to serve them better and more knowledgeably, how to process payments faster, and how to make each transaction more profitable. With our human resource experience and know how, we help our clients attract, motivate and retain their employees.

We were spun off from our former parent company, Cincinnati Bell Inc., in 1998. Our principal executive offices are located at 201 East Fourth Street, Cincinnati, Ohio 45202, and the telephone number at that address is (513) 723-7000. We file annual, quarterly, current reports and proxy statements with the SEC. These filings are available to the public over the Internet on the SEC’s Web site at http://www.sec.gov and at our Web site at http://www.convergys.com. You may also read and copy any document we file with the SEC at its public reference facilities in Washington, D.C. You can also obtain copies of the documents at prescribed rates by writing to the

Convergys Corporation 2005 Annual Report  3

Item 1. Business (continued)

Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. You can also inspect reports, proxy statements and other information about Convergys at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

Business Segments

In connection with recent changes in our management structure, we modified our segment reporting structure. We now report three segments: (i) Customer Care, which provides outsourced customer care services; (ii) Employee Care, which provides outsourced employee care services; and (iii) the Information Management Group, which provides outsourced billing and information services and software. Prior to this filing, we reported two segments: the Customer Management Group (which included the operations of Customer Care and Employee Care) and the Information Management Group. Pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the industry segment and geographic information included in Item 8, Note 14 of Notes to Consolidated Financial Statements, are incorporated by reference in partial response to this Item 1.

Customer Care

Our Customer Care segment manages customer interactions on behalf of our clients through our multi-channel customer care contact centers. Phone and Web-based agent-assisted service channels provide customers with live interaction with agents who possess the required level of expertise, to react to individual customer needs. We deliver these services using a variety of tools including computer telephony integration, interactive voice response, advanced speech recognition, knowledge-based management and the Internet through agent-assisted and self-service channels. These services include:

Customer Service — Our agents handle customer contacts that range from initial product information requests to customer retention initiatives. The various customer contacts can involve a variety of activities including gathering and analyzing customer information; describing product features, capabilities and options; activating customer accounts or renewing service; processing a product or service sale; and resolving complaints and billing inquiries.

Technical Support — Our agents answer the technical support inquiries of individual consumers and business customers. The technical support provided by our agents ranges from simple product installation or operating assistance for a variety of software and hardware products to highly complex issues such as systems networking configuration or software consultation.

Accounts Receivable Management — We manage active and primary accounts through first and third party collection efforts. We service clients by identifying and reminding early past-due customers during routine customer service interactions, and minimizing bad debts through active account delinquency management.

Sales Account Management — We are capable of managing entire customer relationships of our clients including obtaining current orders, increasing purchase levels, introducing new products, implementing product initiatives and handling all inquiries related to products, shipments and billing.

Business Process Outsourcing — We assist clients with the transformation of their customer care processes through the integration of automation, re-engineering and day-to-day operations. We help clients optimize customer interaction from revenue generation through reduced cost per contact while maintaining or exceeding current quality levels.

Business Intelligence Solutions — Our agents collect and analyze detailed customer contact data and help clients translate this data into valuable business intelligence. Once clients understand the factors behind customer contacts, they are better able to identify the

4  Convergys Corporation 2005 Annual Report

reasons for contact, increase customer satisfaction and loyalty and possibly decrease contact volume.

Over 90% of Customer Care’s revenues are derived from agent-related services. We typically recognize these revenues as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. In a limited number of engagements where the client pays a fixed fee, we recognize revenues, based on the specific facts and circumstances of the engagement, using the proportional performance method or upon final completion of the engagement. We sometimes earn supplemental revenues depending on our satisfaction of certain service levels or achievement of certain performance measurement targets. We recognize such supplemental revenues only after we achieve the required measurement target. Customer Care’s remaining revenues are derived from collection services and professional and consulting services. Revenues for collection related services are recognized in the month collection payments are received based on a percentage of cash collected or other agreed upon contractual parameters. Revenues for professional and consulting services are recognized as the services are performed.

Employee Care

Our Employee Care segment helps our clients meet the needs of today’s changing business landscape by providing (i) benefits administration, (ii) human resource administration, (iii) learning, (iv) payroll administration and (v) recruiting and staffing. We take advantage of our economies of scale in order to standardize HR processes across departments, business lines, language differences and national borders. With a global network of data and operations centers worldwide, we provide our clients’ employees with a single point of contact in nearly 60 countries and in 30 different languages through multi-channel communication vehicles. These multi-channel lines include advanced speech recognition technology, Web chats, telecommunications and fax.

Launched in 1984, our employee care offerings focused on managing employee service centers and critical workforce transactions that drove increased employee satisfaction while reducing administrative costs. With more than 20 years of experience providing HR outsourcing solutions, we have expanded our capabilities to include a large suite of HR Business Process Outsourcing (BPO) services including:

Benefits Administration — We manage and track benefits data, which enables us to predict benefit expenses and provide clients the business intelligence they need to improve benefit-related processes, services and costs. Our benefits administration services include health and welfare administration services, retirement services and pension administration, absence management, flexible spending account administration, carrier administration and tuition reimbursement.

Human Resource Administration — We perform compensation administration, performance management, policy administration and employee record management services.

Learning — We provide our clients with training solutions, which can include Web-based training or instructor-led classroom training, as well as distance learning and live simulations. We customize all training to address a company’s unique culture and specific objectives.

Payroll Administration — Our payroll services range from end-to-end payroll outsourcing to targeted process management for each point between employee time entry and payroll check production and include pay data management, payroll production, time and attendance, payroll tax administration, multi-jurisdictional administration and compliance and integrated global payroll reporting services.

Recruiting and Staffing — We take responsibility for tactical recruitment functions, such as candidate sourcing, screening, tracking and interview scheduling. Human resource teams enable hiring managers to focus

Convergys Corporation 2005 Annual Report  5

Item 1. Business (continued)

on finding the best matches for their job openings and improving the quality of every hire.

We are becoming a leading provider in HR BPO, which is the fastest growing HR services segment and a multibillion-dollar industry estimated to exceed $14 billion by 2009, according to the Yankee Group, by providing:

A Global Network of Workforce Support — We help businesses standardize HR processes and services for highly dispersed workforce populations using HR shared service center solutions. These service centers eliminate redundancies, reduce costs and improve services to employees.

A Client-Centric Approach — We transform existing internal processes using innovative and interactive techniques such as consultative workshops. We also collaborate with client teams to determine the right automation requirements, technical application and service delivery methods for each HR task.

Technology Flexibility and Integration — With flexible technology architecture, we can integrate a large range of client technologies with our platforms. Our proprietary global integration technology facilitates the consolidated administration of HR programs, processes and data across locations, countries and even third-party vendors.

Recognized Leadership and Excellence — Our recent wins with several large global companies and our long-standing relationships with our existing clients, are a testament to our world-class capabilities.

We typically recognize revenues produced by Employee Care as services are performed based on the number of employees or participants served by Employee Care. We sometimes earn supplemental revenues depending on the satisfaction of certain service levels or achievement of certain performance measurement targets. We recognize such supplemental revenues only after we achieve the required measurement target. Prior to commencing our Employee Care services for a client, we normally perform certain set-up activities including the installation and customization of software, migration of participant data and writing of scripts. These set-up activities or implementations can take anywhere from three months to two years. To the extent a client pays directly for the set-up activities, we defer the proceeds. Once we begin to render services, we recognize these fees ratably over the term of the arrangement.

Information Management Group (IMG)

Our Information Management Group serves clients principally by providing and managing complex billing and information software that addresses all segments of the communications industry, including wireless, wireline, cable, cable telephony, broadband, direct broadcast satellite and the Internet. IMG’s component-based framework supports the creation of billing and customer care solutions ranging from a single application to the combination of applications to a complete, end-to-end billing system. IMG’s global billing product portfolio gives our clients a flexible migration path to expand their billing systems without loss of their initial investment. IMG’s family of products includes:

Infinys®

Infinys software is our modular and convergent business support system (BSS) software. It enables operators to implement a comprehensive business support system, or to choose single applications, such as Infinys Rating and Billing, configured to the operator’s specific business and operational requirements. Infinys uses a modular, pre-integrated approach to reduce both capital and operating expenditures, while speeding the launch of convergent services and services bundles. This flexibility of Infinys is a function of its three-layer design, incorporating platform, applications and extensions.

Infinys Platform:

Includes the common standards and platforms on which all applications and extensions are built, ensuring a

6  Convergys Corporation 2005 Annual Report

common look and feel to all applications, while reducing operational complexity and costs.

Infinys Applications:

These convergent software components address a client’s unique business needs. The key applications include:

Infinys Rating and Billing (RB)

A highly scalable, convergent rating and billing software application supporting voice, data and video services across wireless, wireline and cable/broadband verticals. With RB, operators can configure, test and launch convergent bundles, IP-based services and pre-/post-pay services to both retail and business customers.

Infinys Customer Service Management (CSM)

A next-generation customer care application that improves agent productivity by providing faster access to customer, service, order and billing information. With Infinys CSM, operators can improve agent productivity, reduce training costs and ultimately reduce customer care costs.

Infinys Order Management (OM)

A comprehensive order management software application with communication-specific logic and workflows. Infinys OM supports faster rollout of convergent bundles and complex services and reduces order fallout.

Infinys Partner Management (PM)

A software application for managing partners in the emerging content and commerce market, Infinys PM enables operators to set up and manage partnerships for third-party content and commerce services, while ensuring accurate settlement of revenues across a multi-level value-chain.

Infinys Inventory Management (IM)

A highly-configurable software application that supports the inventory needs of services across wireline, wireless and cable/broadband networks. Infinys IM enables operators to store and manage information on logical and physical inventory items, and, through pre-integration with Infinys CSM and OM, provides automated reservation and assignment of inventory items.

Infinys Activation Management (AM)

Provides automated flow-through activation (e.g., setting up new customer accounts) for convergent voice, data, video and content services. Infinys AM enables operators to provide convergent bundles, pre-pay and post-pay services and video services from a single platform.

Infinys Mediation Management (MM)

Supports real-time collection and processing of all network events across wireline, wireless and cable/broadband. The advanced error detection and correction features in Infinys MM help minimize revenue leakage (e.g., failure to invoice client for all billable services) and increase operator revenues.

Infinys Extensions:

These pre-packaged software and data configurations support vertical market-specific needs, such as region-specific taxation support, payment processing interfaces and bill printing interfaces.

PowerSeller ®

Powerseller is a sales effectiveness tool designed to significantly improve the sales interactions between an operator’s sales team and its customers. As sales teams develop customer solutions, PowerSeller helps to ensure correct pricing, accurate promotion application, availability-based configuration and accurate product and service bundling.

Atlys®

Atlys is a comprehensive, end-to-end billing and customer care solution that supports the needs of wireless network operators competing in a global

Convergys Corporation 2005 Annual Report  7

Item 1. Business (continued)

wireless voice and data market. Atlys delivers value by enabling rapid new service development by providing proven scalability to handle rapidly expanding subscriber bases.

ICOMS

The Integrated Communications Operations Management System (ICOMS) solution is designed specifically for the broadband convergent video, high-speed data and telephony markets. It incorporates the power and flexibility of our cable television subscriber management system with the integrated support of high-speed data and wireline telephony.

WIZARD

The WIZARD solution is designed to serve multimedia operators including direct broadcast satellite, direct-to-home, cable and cable telephony providers, by enabling them to extend their offerings to support voice, video and data services.

IMG provides its software products in one of three delivery modes: outsourced, licensed or build-operate-transfer (BOT). In the outsourced delivery mode, IMG provides the billing services by running our software in one of our data centers. In the licensed delivery mode, the software is licensed to clients who perform billing internally. Finally, the BOT delivery mode entails IMG implementing and initially running our software in the client’s data center with the option of transferring the operation of the software to the client at a future date.

We normally bill our clients each month for data processing services based upon the number of client subscribers, events or bills processed by IMG. Most of our data processing agreements, which typically have multi-year terms, are priced on a per subscriber, per event or per invoice basis. As the number of subscribers processed by IMG’s system increases, the average per unit price for the Company’s services typically decreases. Additionally, some of IMG’s wireless data processing agreements contain per subscriber rate reductions triggered by the passage of time, typically a contract anniversary date. Professional and consulting revenues consist of fees charged for installation, implementation, customization, enhancement and managed services. We invoice our clients for these services based on time and material costs at contractually agreed upon rates, or in some instances, for a fixed fee. License and support and maintenance revenues consist of fees related to IMG’s perpetual and term license arrangements. We invoice our clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. Fees for support and maintenance are charged in advance either on an annual, quarterly or monthly basis.

Strategy

Our strategy for growth and creating shareholder value is built around three strategic imperatives:

Lead in attractive markets by leveraging assets and capabilities. We intend to continuously grow our market share by offering differentiated products and services that leverage our technology, operational scale, and project management and process expertise. For example, we believe there is a real opportunity to build on the recent success our IMG business has had with selling our Infinys software. We believe that continued gains in the market acceptance of Infinys, as evidenced by recently executed client contracts, will help influence other communication and entertainment providers to purchase Infinys. In addition, our global human resource capabilities are enabling us to grow our Employee Care business as evidenced by recently signed employee care outsourcing deals with several global companies. We are also striving to leverage our leadership in the customer care market by cross-selling other services such as collections and building a professional services practice.

Outthinking and Outdoing to deliver differentiated value. We intend to create more value for shareholders by delivering more value to clients. We will provide thought leadership to our clients by identifying trends before they occur to enable clients to rapidly adapt to

8  Convergys Corporation 2005 Annual Report

such trends with flexible solutions (Outthinking). Additionally, we will provide operationally superior solutions by cost-effectively deploying the best technology and processes to deliver performance improvements for our clients (Outdoing). For example, in anticipation of a move into the wireless market by cable providers, we enhanced our Infinys software to provide cable providers with the ability to bill for video, voice, data and wireless.

Align organization to best execute strategy. We took actions over the past year to organize our business for future growth. These actions include management changes and streamlining of operations. Furthermore, we believe it is important to properly align incentives to performance. Accordingly, for many of our executives, a significant percentage of their long-term incentives is tied to stock price performance relative to our peer group. Finally, we are in process of enhancing our use of a metrics-based management approach throughout the organization to provide greater insight and accountability.

Clients

Both our Customer Care and IMG segments derive significant revenues from Cingular Wireless (Cingular). Revenues from Cingular were 15.9%, 20.1% and 21.2% of our consolidated revenues for 2005, 2004 and 2003, respectively.

Customer Care

Our Customer Care segment principally focuses on developing long-term strategic outsourcing relationships with large companies in customer-intensive industries and governmental agencies. We focus on these types of clients because of the complexity of services required, the anticipated growth of their market segments and their increasing need for more cost-effective customer care services. In terms of Convergys’ revenues, our largest Customer Care clients during 2005 were Cingular, Comcast Corporation (Comcast), The DirecTV Group, Inc. (DirecTV), Sprint Nextel Corp. (Sprint Nextel) and the United States Postal Service. Since February 2004, we have provided customer care services to Sprint Nextel, for the Sprint PCS division, under a contract between Sprint Nextel and IBM, whereby we serve as a subcontractor to IBM.

Employee Care

Our Employee Care segment primarily focuses on implementing human resource and learning services and solutions with large companies and governmental agencies. In terms of Convergys’ revenues, our largest Employee Care clients during 2005 were AT&T Inc. (AT&T), Fifth Third Bancorp, General Electric Co., Lucent Technologies Inc. and the State of Florida.

IMG

Our billing software platforms process billing information for a large portion of U.S. wireless subscribers. We also provide cable and direct broadcast satellite billing services both domestically and internationally. Our cable billing systems also support bundled telephone and entertainment services provided by cable television system operators in the U.S. and Europe. In terms of Convergys’ revenues, our largest billing clients during 2005 were AT&T, ALLTEL Corporation, Inc. (ALLTEL), Cingular, Dobson Communications Corp. and Sprint Nextel.

Operations

We operate approximately 65 contact centers with 24 hours per day, 7 days per week availability, with close to 35,000 production workstations and averaging approximately 70,000 square feet per center. New contact centers are established to accommodate anticipated growth in business or in response to a specific customer need. We believe that our existing capacity is sufficient to meet near-term demand.

Our contact centers employ advanced technology that integrates digital switching, intelligent call routing and tracking, proprietary workforce management systems, case management tools, proprietary software systems, computer telephony integration, interactive voice response, advanced speech recognition, Web-based tools and relational database management systems. This technology enables us to improve our call, Web and e-mail

Convergys Corporation 2005 Annual Report  9

Item 1. Business (continued)

handling and personnel scheduling, thereby increasing our efficiency and enhancing the quality of the services we deliver to our clients and their customers and employees. With this technology, we are able to respond to changes in client call volumes and move call volume traffic based on agent availability. Additionally, we use this technology to collect information concerning the contacts including number, response time, duration and results of the contact. This information is reported to the client on a periodic basis for purposes of monitoring quality of service and accuracy of the related billing.

We operate two billing data centers, one in Orlando, Florida, and the other in Cincinnati, Ohio, comprising, in total, approximately 170,000 square feet of space. Our technologically advanced data centers provide 24 hours per day, 7 days per week availability (with redundant power and communication feeds and emergency power back-up) and are designed to withstand most natural disasters. The facility infrastructure provides back-up capacity in the unlikely event that either data center becomes inoperative.

The capacity of our data center and contact center operations, coupled with the scalability of our billing and customer care and employee care systems, enables us to meet initial and ongoing needs of large-scale and rapidly growing companies and government entities. By employing the scale and efficiencies of common application platforms, we are able to provide client-specific enhancements and modifications without incurring many of the costs of a full custom application. This allows us to be in a position to be a value-added provider of billing, customer and employee support products and services.

Technology, Research and Development

We intend to continue to emphasize the design, development and deployment of scalable billing, customer care and employee care systems to increase our market share, both domestically and internationally. During 2005, 2004 and 2003, we spent $76.9 million, $77.5 million and $94.3 million, respectively, for research and development to advance the functionality, flexibility and scalability of our products and services. The majority of this spending was incurred at IMG and reflects our commitment to further develop our Infinys solution. The success of both our Customer Care and Employee Care segments depends in part on our advanced technology, used in the delivery of services to clients. As a result, we continue to invest in the enhancement and development of our contact center and human resource technology.

Our intellectual property consists primarily of proprietary business methods and software systems protected under copyright law, by U.S. and foreign patents and applications, and by registered or pending trademarks and service marks.

We own 32 patents, 25 of which are related to Customer Care/Employee Care and seven of which are related to IMG. Patents protect our technology and business methods used both to manage internal systems and processes effectively and gives us competitive advantages in developing innovative technologies to provide customer care, employee care and billing services to our clients. The first of these patents was issued in May 1998, while the most recent patent was granted in December 2005. These patents have a life of 17 years. Additional applications for U.S. and foreign patents currently are pending.

Our name and logo and the names of our primary software products are protected by trademarks and service marks that are registered or pending in the U.S. Patent and Trademark Office and under the laws of more than 50 foreign countries.

Employees

We employ approximately 65,700 people, approximately 58,900 of whom work for Customer Care, approximately 2,100 of whom work for Employee Care, approximately 3,900 of whom work for IMG, with the remainder working in various corporate functions.

Competition

The industries in which we operate are extremely competitive. Our competitors include: (i) existing clients

10  Convergys Corporation 2005 Annual Report

and potential clients with substantial resources and the ability to provide billing and customer care and employee care capabilities internally; (ii) other customer care companies, such as Accenture Ltd. (Accenture), APAC Customer Services Inc., International Business Machines Corp. (IBM), SITEL Corp., Sykes Enterprises Inc., TeleTech Holdings Inc., West TeleServices Corp. and Wipro Spectramind Services; (iii) other employee care companies, such as Accenture, Automatic Data Processing Inc., Affiliated Computer Services Inc., Electronic Data Systems Corp., Fidelity, Hewitt Associates Inc. and IBM; and (iii) other billing software and/or services companies such as Amdocs Ltd., Comverse Technology Inc., CSG Systems International Inc., DST Systems Inc. and Portal Software, Inc. In addition, niche providers or new entrants could capture a segment of the market by developing new systems or services that could impact our market potential.

Interest in Cellular Partnerships

We own limited partnership interests in Cincinnati SMSA Limited Partnership, a provider of wireless communications in central and southwestern Ohio and northern Kentucky, and Cincinnati SMSA Tower Holdings LLC, an operator of cellular tower space (the Cellular Partnerships). We account for our interest in the Cellular Partnerships under the equity method of accounting. In June 2005, the general partner of Cincinnati SMSA Limited Partnership merged certain operating assets acquired from AT&T Wireless into the partnership. Although we had the option of contributing cash into the partnership in order to maintain our 45% ownership interest in the partnership, we did not exercise this option. As a result of this merger, our ownership interest in this partnership decreased to 33.8%. The merger did not impact the carrying value of our investment in the Partnership. Our 45% ownership interest in the Cincinnati SMSA Tower Holdings LLC did not change.

Cincinnati SMSA Limited Partnership conducts its operations as a part of Cingular, a joint venture between AT&T Inc. and BellSouth Corporation and the largest wireless provider in the United States. Cingular is the general partner and a limited partner of Cincinnati SMSA Limited Partnership with a partnership interest of approximately 66%. AT&T Inc. is the general partner and a limited partner of Cincinnati SMSA Tower Holdings LLC, with a partnership interest of approximately 53%.

The general partners are authorized to conduct and manage the business of the Cellular Partnerships. We, as a limited partner, do not take part in the day-to-day management of the Cellular Partnerships by the general partners. Limited partners are entitled to their percentage share of earnings and cash distributions and are responsible for their share of losses.

Convergys Corporation 2005 Annual Report  11

Item 1A. through 4.

Item 1A. Risk Factors

The information required by Item 1A is included in Item 7 on pages 37-41 of this Form 10-K.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own our corporate headquarters facility in Cincinnati, Ohio, which is used by the three segments, and an office complex in Jacksonville, Florida, which is used predominantly by Customer Care and Employee Care.

We lease space for offices, data centers and contact centers on commercially reasonable terms. Domestic facilities are located in Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Kansas, Louisiana, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Jersey, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, Virginia and Wisconsin. International facilities are located in Australia, Brazil, Canada, China, England, France, Germany, Hong Kong, Hungary, India, Indonesia, Israel, Japan, Malaysia, Mexico, the Philippines, Scotland, Singapore, Spain, Sri Lanka, Switzerland, Thailand and the United Arab Emirates. Customer Care uses the majority of these facilities. Upon the expiration or termination of any such leases, we could obtain comparable office space. As discussed more fully in Note 12 of Notes to Consolidated Financial Statements, we lease an office complex in Orlando, Florida under an agreement that expires June 2010. Upon termination or expiration, we must either purchase the property from the lessor for $65.0 million or arrange to have the office complex sold to a third party. Both Customer Care and IMG use this property.

We also lease some of the computer hardware, computer software and office equipment necessary to conduct our business. In addition, we own computer, communications equipment, software and leasehold improvements that do not lend themselves to description by character and location of principal units. We depreciate these assets using the straight-line method over estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of their estimated useful life or the term of the associated lease.

We believe that our facilities and equipment are adequate and have sufficient productive capacity to meet our current needs.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of the Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2005.

12  Convergys Corporation 2005 Annual Report

Executive Officers of the Registrant

The following information is included in accordance with the provisions for Part III, Item 10.

As of February 28, 2006, our Executive Committee members were:

Name	Age	Title

James F. Orr (a)	60	Chairman of the Board and Chief Executive Officer

Thomas A. Cruz, Jr.	58	Senior Vice President, Human Resources and Administration

David F. Dougherty	49	President and Chief Operating Officer

William H. Hawkins II	57	Senior Vice President, General Counsel and Secretary

Earl C. Shanks	49	Chief Financial Officer

(a) Member of the Board of Directors and Executive Committee.

Officers are elected annually, but are removable at the discretion of the Board of Directors.

JAMES F. ORR, Chairman of the Board since April 25, 2000; Chief Executive Officer of the Company since 1998.

THOMAS A. CRUZ, JR., Senior Vice President, Human Resources and Administration since January 21, 2003; Vice President, Human Resources and Administration, 1997-2002.

DAVID F. DOUGHERTY, President and Chief Operating Officer since September 7, 2005; Executive Vice President, Global Information Management, 2003-2005; Chief Development Officer of the Company, 2000-2003.

WILLIAM H. HAWKINS II, Senior Vice President, General Counsel and Secretary of the Company since January 21, 2003; General Counsel and Secretary, 2001-2002; Associate General Counsel and Secretary of the Company, 2000-2001.

EARL C. SHANKS, Chief Financial Officer since November 13, 2003; Senior Vice President and Chief Financial Officer of NCR Corporation, 2001-2003; Vice President of Corporate Finance of NCR Corporation, 1998-2001.

Convergys Corporation 2005 Annual Report  13

PART II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

Convergys Corporation (symbol: CVG) common shares are listed on the New York Stock Exchange. As of January 31, 2006, there were 13,212 holders of record of the 139,834,307 common shares of Convergys, excluding amounts held in treasury (176,786,164 outstanding common shares of Convergys, of which 36,951,857 were held in Treasury).

The high, low and closing prices of our common shares for each quarter in 2005 and 2004 are listed below:

Quarter	1st	2nd	3rd	4th

2005

High	$15.76	$15.09	$15.30	$17.90

Low	$13.68	$12.57	$13.68	$13.58

Close	$14.93	$14.22	$14.37	$15.85

2004

High	$19.96	$17.32	$15.38	$15.31

Low	$14.73	$14.01	$12.30	$12.42

Close	$15.20	$15.40	$13.43	$14.99

We did not declare any dividends during 2005 or 2004 and do not anticipate doing so in the near future.

On February 25, 2003, our Board of Directors authorized the repurchase of up to 10 million of our common shares. On April 2, 2003, the Board authorized the additional repurchase of up to 10 million of our common shares. On June 28, 2005, the Board authorized the additional repurchase of up to 10 million of our common shares. Through February 2006, we have repurchased 19.4 million shares for $274.9 million pursuant to these authorizations. We may repurchase 10.6 million additional shares pursuant to these authorizations.

Our fourth quarter 2005 repurchases of common shares were as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs at 12/31/05

December	391,300	$16.06	391,300	10,815,600

Equity Plans

The following table shows certain information as of December 31, 2005, with respect to compensation plans under which our common shares are authorized for issuance:

	No. of Common Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of common shares remaining available for future issuance

Equity compensation plans approved by shareholders [1]	16,797,709	$26.01	8,228,123

Equity compensation plans not approved by shareholders [2]	86,050	$4.64	—

Total	16,883,759	$25.91	8,228,123

[1]	Represents stock options or shares issued under our Long-Term Incentive Plan. See Note 11 to Notes to Consolidated Financial Statements for further discussion.
[2]	In connection with our 2001 acquisition of Geneva Technology Ltd. (Geneva), we converted outstanding options to acquire Geneva shares into options to acquire our common shares.

14  Convergys Corporation 2005 Annual Report

Item 6. Selected Financial and Operating Data

(Amounts in Millions Except Per Share Amounts)	2005	2004	2003	2002	2001

Results of Operations

Revenues	$2,582.1	$2,487.7	$2,288.8	$2,286.2	$2,320.6

Costs and expenses [1]	2,358.5	2,302.2	1,996.4	2,032.9	2,044.0

Operating income	223.6	185.5	292.4	253.3	276.6

Equity in earnings (loss) of Cellular Partnerships [2]	12.4	2.0	(12.6)	6.4	6.4

Other income (expense), net [3]	(1.4)	(3.8)	(1.3)	(4.3)	(8.1)

Interest expense	(21.2)	(10.3)	(6.9)	(11.0)	(20.0)

Income before income taxes	213.4	173.4	271.6	244.4	254.9

Income taxes [4]	90.8	61.9	100.0	98.5	116.1

Net income	$122.6	$111.5	$171.6	$145.9	$138.8

Earnings per share:

Basic	$0.88	$0.79	$1.18	$0.90	$0.82

Diluted	$0.86	$0.77	$1.15	$0.88	$0.80

Weighted average common shares outstanding:

Basic	140.0	141.4	145.7	162.9	169.4

Diluted	142.9	145.4	148.8	166.1	174.4

Financial Position

Total assets	$2,411.4	$2,198.8	$1,810.2	$1,619.5	$1,742.9

Total debt	432.2	351.7	134.8	55.3	133.5

Shareholders’ equity	1,355.1	1,285.3	1,151.7	1,134.5	1,234.8

Other Data

Cash provided (used) by:

Operating activities	$232.7	$195.4	$373.5	$443.3	$344.0

Investing activities	(138.3)	(364.9)	(237.2)	(119.2)	(150.4)

Financing activities	43.2	190.7	(111.3)	(353.0)	(201.8)

Free cash flows [5]	206.8	114.2	174.7	222.5	325.5

[1]	This includes restructuring and impairment charges of $21.2, $30.4, $107.7 and $89.8 recorded during 2005, 2004, 2002 and 2001, respectively.
[2]	Equity in earnings (loss) of Cellular Partnerships includes a $9.9 ($6.4 after tax) loss from the settlement of a lawsuit during 2003.
[3]	Other income (expense), net in 2001 includes a write-down of equity investments of $6.5 ($6.5 after tax).
[4]	In 2005, we incurred $11.4 in incremental tax expenses related to the repatriation of approximately $187 in funds from foreign subsidiaries.
[5]	Free cash flows are not defined under accounting principles generally accepted in the United States and are calculated as cash flows from operations excluding the impact of the accounts receivable securitization less capital expenditures (net of proceeds from disposals). Free cash flows are presented as an alternative measure of the Company’s ability to generate cash flows. For more detail and a reconciliation of cash flows from operations to free cash flows, see the Financial Condition, Liquidity and Capital Resources section of this report.

Convergys Corporation 2005 Annual Report  15

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Amounts in Millions Except Per Share Amounts)

Overview

Customer Care

Our Customer Care segment, which accounted for approximately 64% of our consolidated revenues in 2005, provides outsourced customer care services for our clients utilizing our advanced information systems capabilities and industry expertise. In our multi-channel contact centers, our service agents provide a full range of customer care services including initial product information requests, customer retention initiatives, technical support inquiries for consumers and business customers and collections.

As more fully described below under the heading “Customer Care,” Customer Care’s revenues in 2005 increased 3% to $1,641.5 from prior year. Including restructuring charges of $13.8 in 2005 and a restructuring credit of $3.5, Customer Care’s operating income decreased 16% to $154.3. These results reflect a variety of challenges that Customer Care continues to face, including pricing pressure and the impact of the weakened U.S. dollar versus the Canadian dollar. In addition, we have been negatively impacted by a reduction in spending by Cingular, Customer Care’s second largest client.

Despite these challenges, we believe that we are well positioned to capitalize on the trend of large companies and governmental entities using outsourcing providers to provide cost-effective, high quality customer support and solutions. During 2005, we handled increased volumes for several Customer Care clients including our two largest video, broadband and satellite clients. In addition, we entered into new arrangements with a number of clients in the financial, manufacturing, retail and government sectors. We have also implemented various restructuring initiatives to be more customer-centric, cost effective and competitive. We have realigned our client-facing units by vertical markets and worked to establish a more streamlined global operation.

Employee Care

Our Employee Care segment provides a full range of outsourced employee care services to large companies and governmental entities including benefits administration, human resource administration, learning, payroll administration and recruiting and staffing. With a global network of data and operations centers worldwide, we provide our clients’ employees with a single point of contact in nearly 60 countries and in 30 different languages through multi-channel communication vehicles.

Employee Care accounted for 6% of our consolidated revenues in 2005, up from 4% in 2003. As more fully described below under the heading “Employee Care,” Employee Care’s revenues in 2005 increased 12% to $162.5 from the prior year, while it incurred an operating loss of $50.4 versus $53.1 in the prior year. During the past few years, we have been focused on transforming the segment into a leading player in the growing human resource outsourcing market. In connection with our efforts to grow the business and build a global infrastructure of human resource expertise and know-how, we have incurred significant start-up costs. Furthermore, despite the fact that we have had recent success winning long-term outsourcing arrangements with several clients, the sales cycles for these arrangements have ranged from twelve to twenty-four months, which is longer than expected. For these reasons, coupled with the fact that we are in the early stages with many of our outsourcing arrangements, where margins tend to be lower, we have generated significant operating losses over the past few years.

We believe that Employee Care is becoming a leading provider of global human resource services. We recently signed long-term human resource outsourcing arrangements with a number of large global companies and expect this momentum to continue. These contracts have terms for multiple years ranging from seven to thirteen

16  Convergys Corporation 2005 Annual Report

years. Based on the contracts signed to date and promising opportunities in our sales pipeline, we believe that Employee Care revenues in 2007 will approximately double those generated by the segment in 2005. As we implement new clients and continue to realize efficiencies with existing client programs, we believe that our investment in Employee Care will generate value for our shareholders.

Information Management Group (IMG)

Our IMG segment serves clients principally by providing and managing complex billing and information software that addresses all segments of the communications industry. We provide our software products in one of three delivery modes: outsourced, licensed or build-operate-transfer (BOT).

In 2005, IMG accounted for 30% of our consolidated revenues. Data processing accounted for 44% of this revenue. Revenue from professional and consulting services accounted for 34% of IMG’s revenues in 2005. The remaining IMG revenues consisted of license and related support and maintenance fees earned under perpetual and term license arrangements. As more fully described below under the heading “Information Management Group,” IMG’s revenues in 2005 increased 4% from prior year to $778.1. Operating income was $145.1 in 2005 compared with $73.0 in 2004, which included a restructuring charge of $25.8. These results mainly reflect a changing mix of revenues as well as savings realized through restructuring initiatives.

IMG continues to face competition as well as consolidation within the communications industry. In October 2004, Cingular completed its acquisition of AT&T Wireless. Prior to the acquisition, AT&T Wireless was IMG’s largest client. Over the past year, we have been assisting Cingular with its strategy to migrate subscribers off of the AT&T Wireless billing systems (that we support) onto Cingular’s two in-house systems (one of which we support through a managed services agreement) by December 31, 2006. In September 2005, Sprint PCS, a large data processing outsourcing client, completed its acquisition of Nextel Communications. The client recently informed us that it intends to consolidate its billing systems onto a competitor’s platform. At this point, Sprint Nextel’s plan is to migrate subscribers from our billing system during 2006 and 2007. Regardless, we remain confident in IMG’s prospects for growth. During the past year, we entered into new Infinys license arrangements with several North American and international clients. We believe that this is evidence of the market’s acceptance of Infinys and see an opportunity to build on this recent success. We have also entered into new data processing outsourcing arrangements with clients in the entertainment sector.

Results of Operations

Consolidated Results

	2005	2004	% Change 05 vs. 04	2003	% Change 04 vs. 03

Revenues	$2,582.1	$2,487.7	4	$2,288.8	9

Costs and Expenses:

Costs of products and services [1]	1,583.0	1,542.0	3	1,320.9	17

Selling, general and administrative expenses	530.1	511.1	4	458.2	12

Research and development costs	76.9	77.5	(1)	94.3	(18)

Depreciation	126.1	119.1	6	108.9	9

Amortization	21.2	22.1	(4)	15.1	46

Restructuring charges	21.2	30.4	(30)	(1.0)	—

Total costs and expenses	2,358.5	2,302.2	2	1,996.4	15

Operating Income	223.6	185.5	21	292.4	(37)

Equity in earnings (loss) of Cellular Partnerships	12.5	2.0	—	(12.6)	—

Other expense	(1.5)	(3.8)	(61)	(1.3)	—

Interest expense	(21.2)	(10.3)	—	(6.9)	49

Income Before Income Taxes	213.4	173.4	23	271.6	(36)

Income taxes	90.8	61.9	47	100.0	(38)

Net Income	$122.6	$111.5	10	$171.6	(35)

Diluted Earnings Per Common Share	$0.86	$0.77	12	$1.15	(33)

[1]	Exclusive of depreciation and amortization, with the exception of amortization of deferred charges as disclosed in Note 2 of Notes to Consolidated Financial Statements.

Convergys Corporation 2005 Annual Report  17

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

2005 vs. 2004

Consolidated revenues increased 4% to $2,582.1 compared to $2,487.7 in 2004, reflecting growth from all three segments. Operating income increased 21% to $223.6, while operating margin grew to 8.7% versus 7.5% in 2004. This improvement was largely due to the favorable impact of higher revenues, savings realized through restructuring initiatives and lower restructuring charges.

These positive operating income factors were partially offset by approximately $25 in higher expenses incurred at Customer Care due to the continued weakening of the U.S. dollar versus the Canadian dollar. Customer Care serves a number of its U.S.-based clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to operate these non-U.S. contact centers is denominated in Canadian dollars, Indian rupees or Philippine pesos, which represents a foreign exchange exposure. During 2005 and 2004, these currencies strengthened against the U.S. dollar. Accordingly, the expenses of operating these contact centers, once translated into U.S. dollars, have increased. As discussed in further detail in the section titled “Market Risk,” we hedge this exposure by entering into foreign currency forward contracts and options. The Company realized approximately $31 in gains from these hedges in both 2005 and 2004. In addition, the Company’s operating income in 2005 was negatively impacted by approximately $8 in increased stock compensation expense, recorded at corporate, resulting from restricted stock units awarded pursuant to the Company’s long-term incentive plan.

As a percentage of revenues, costs of products and services were 61.3% compared to 62.0% in the prior year. This reflects improvement from both IMG and Employee Care, offset by the impact of the higher level of expenses incurred at Customer Care as a result of the continued weakening of the U.S. dollar versus Canadian dollar. The 4% increase in selling, general and administrative expenses reflects higher expenses associated with the expansion of Employee Care’s operations.

Depreciation expense increased 6% due to investments made by Employee Care as well as tangible assets acquired in connection with 2004 business acquisitions. The 4% decrease in amortization expense reflects the impact of acquired software that became fully amortized during the second quarter of 2005, partially offset by the amortization of intangible assets acquired in connection with 2005 and 2004 business acquisitions. As discussed more fully under the heading, “Restructuring Charges,” we incurred net restructuring charges of $21.2 in 2005 versus $30.4 in 2004.

In 2005, we recorded equity income in the Cellular Partnerships of $12.4 compared with $2.0 in 2004, reflecting revenue growth from Cincinnati SMSA Limited Partnership. Interest expense more than doubled during 2005 from the prior year, reflecting higher levels of debt and higher interest rates. We incurred income tax expenses of $90.8 (42.6% effective tax rate) in 2005 versus $61.9 (35.7% effective tax rate) in the prior year. The increase in the effective rate is largely related to $11.4 in additional tax expense, which resulted from the repatriation of approximately $187 in funds from foreign subsidiaries. See Note 6 of Notes to Consolidated Financial Statements for further explanation of the cash repatriation.

As a result of the foregoing, 2005 net income was $122.6, a 10% increase from $111.5 in 2004. Earnings per diluted share increased by 12% to $0.86 from $0.77 in 2004. This includes the $11.4 million ($0.08 per diluted share) of additional taxes incurred in 2005. In addition, this reflects the $21.2 ($13.2 after tax or $0.09 per diluted share) of restructuring expenses incurred in 2005 compared to $30.4 ($21.0 after tax or $0.14 per diluted share) of restructuring expenses incurred in 2004.

2004 vs. 2003

Our revenues in 2004 increased 9% to $2,487.7, compared to $2,288.8 in 2003. The revenue increase is attributable to double digit increases in Customer Care and Employee Care revenues, partially offset by a 5% decrease at IMG. Operating income and operating margin in 2004 were $185.5 and 7.5% versus $292.4 and 12.8% in the prior

18  Convergys Corporation 2005 Annual Report

year, respectively. These decreases reflect the impact of pricing pressure affecting Customer Care and IMG, higher expenses incurred with the expansion of our Employee Care operations and increased costs associated with large outsourcing clients that we launched in 2004 and 2003. In addition, operating margin in 2004 was negatively impacted by a net restructuring charge of $30.4 recorded in the fourth quarter of 2004, as well as $7 in stock compensation expense, recorded at corporate, resulting from restricted stock units that the Company began to award in 2004 pursuant to the Company’s long-term incentive plan. Partially offsetting these items was the impact of realized economies of scale driven by Customer Care’s growth, as well as lower research and development and selling, general and administrative expenses incurred at IMG.

As a percentage of revenues, costs of products and services increased to 62.0% from 57.7% in the prior year. This reflects the impact of pricing changes affecting Customer Care and IMG, as well as the increased costs associated with the launch of large Employee Care clients. This was partially offset by the impact of revenues generated by Customer Care’s offshore contact centers, reflecting client demand, as well as savings realized through cost reduction initiatives. The 12% increase in selling, general and administrative expenses was principally due to further expansion in Customer Care and Employee Care’s operations, partially offset by lower spending at IMG.

Amortization expense increased 46%, reflecting intangible assets acquired in connection with recent acquisitions. Depreciation expense increased 9%, reflecting assets acquired in connection with recent business combinations, Customer Care’s investment in its worldwide contact center capacity and depreciation of our headquarters facility, which was acquired in 2003. Research and development expenses decreased 18% as a result of lower spending at IMG.

As discussed more fully under the heading, “Restructuring Charges,” we incurred a net restructuring charge of $30.4 in the fourth quarter of 2004. This compares to a $1.0 credit recorded during 2003, which reflects a change in an accounting estimate of a restructuring charge originally taken in 2002.

In 2004, we recorded equity in earnings in the Cellular Partnerships of $2.0 compared to an equity loss of $12.6 in 2003. In 2003, the general partner of Cincinnati SMSA Limited Partnership, settled a lawsuit against the partnership for $22.0. Our share of this loss was $9.9, which we recorded as a loss from our equity investment in the partnership.

Interest expense increased 49% in 2004 from the prior year, reflecting higher levels of debt and higher interest rates. Our effective tax rate in 2004 was 35.7% versus 36.8% in 2003.

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

Convergys Corporation 2005 Annual Report  19

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

Customer Care

	2005	2004	% Change 05 vs. 04	2003	% Change 04 vs. 03

Revenues:

Communications	$877.4	$965.8	(9)	$912.8	6

Technology	138.9	147.4	(6)	146.0	1

Financial services	249.9	187.4	33	130.0	44

Other	375.3	293.6	28	217.4	35

Total revenues	1,641.5	1,594.2	3	1,406.2	13

Costs and Expenses:

Costs of products and services	1,077.2	1,030.7	5	890.1	16

Selling, general and administrative expenses	308.2	298.3	3	254.2	17

Research and development costs	8.6	6.0	43	4.6	30

Depreciation	68.7	68.7	—	67.7	1

Amortization	10.7	9.5	13	7.8	22

Restructuring charges	13.8	(3.5)	—	—	—

Total costs and expenses	1,487.2	1,409.7	5	1,224.4	15

Operating Income	$154.3	$184.5	(16)	$181.8	1

2005 vs. 2004

Revenues

Customer Care’s 2005 revenues were $1,641.5, a 3% increase from 2004. Approximately 75% of the increase is attributable to businesses acquired by Customer Care during 2004. The remaining increase reflects revenue growth from clients in the financial services and other verticals, partially offset by lower revenues from clients in the communication sector.

The 9% decrease in communications revenues reflects a 30% reduction in spending from Cingular as well as lower revenues from two wireline clients. The lower spending by Cingular reflects a reduction in the average amount of time required by Customer Care agents to handle customer interactions as well as lower call volume due a number of factors including cancellation of certain programs. This was partially offset by higher revenues from Customer Care’s two largest clients in the cable and satellite video markets. The 33% increase in revenues from financial services clients was driven by increased volume with several clients, most notably two large credit card issuers. In addition, this reflects revenues from collection clients, who were obtained in connection with Customer Care’s acquisition of Encore in 2004. The 6% decrease in technology revenues reflects lower spending from several clients, including Customer Care’s largest software client, offset by increased spending by a hardware client. Other revenues increased 28%, reflecting revenues generated from a large global industrial client that became fully implemented during the second half of 2004, as well as increased spending by several other new and existing clients. The revenue fluctuations with the remaining clients mentioned were driven by a combination of factors. This includes growth and decline in the clients’ customer base, life cycle of specific client programs (e.g., one time programs) and lower pricing.

Costs and Expenses

Customer Care’s costs of products and services increased 5% from 2004 to $1,077.2, reflecting, in large part, the higher volume of revenues. As a percentage of revenues, costs of providing services increased to 65.6% compared to 64.7%. Cost of providing services as a percentage of revenues increased 130 basis points due to higher operating expenses that resulted from a weakened U.S. versus Canadian dollar, net of gains realized from the settlement of forward exchange contracts. This was partially offset by savings realized through Customer Care’s recent restructuring initiatives.

Selling, general and administrative expenses increased 3% to $308.2 in 2005. As a percentage of revenues, selling, general and administrative expenses totaled 18.8%, compared with 18.7% in the prior year. This slight increase reflects incremental expenses incurred as a result of a weakened U.S. versus Canadian dollar, partially offset by savings realized through restructuring initiatives.

Depreciation expense of $68.7 was flat, reflecting tangible assets acquired in connection with 2004 business acquisitions, offset by the impact of lower capital expenditures made in 2005 compared with prior years. As a result of

20  Convergys Corporation 2005 Annual Report

intangible assets acquired in connection with 2004 business acquisitions, amortization expense increased 13% from the corresponding period last year. Research and development expenses for 2005 increased 43% to $8.6, reflecting our increased efforts to drive further efficiencies in our contact centers through the use of more advanced technology. As discussed more fully under the heading, “Restructuring Charges,” Customer Care incurred $13.8 in net restructuring charges in 2005. This compares to a restructuring credit of $3.5 recorded in 2004.

Operating Income

As a result of the foregoing, Customer Care’s 2005 operating income and margin decreased to $154.3 and 9.4%, compared with $184.5 and 11.6% in 2004. This includes the $13.8 restructuring charge in 2005, which decreased the operating margin in 2005 by 80 basis points, and the $3.5 restructuring benefit in 2004, which increased 2004’s operating margin by 20 basis points.

2004 vs. 2003

Revenues

Customer Care revenues were $1,594.2, a 13% increase from 2003. This reflects increased revenues from several clients as described below in more detail. Approximately 24% of the increase is attributable to businesses acquired by Customer Care during 2004. This was partially offset by the impact of pricing changes, as well as lower spending by other clients.

Revenues from communications clients were $965.8 during 2004, a 6% increase compared to the prior year. This reflects revenues from the Sprint Nextel/IBM arrangement, as well as a 10% increase in revenues from Cingular. This was partially offset by a significant reduction in spending by Customer Care’s largest wireline client, which reflects lower volume due to a decrease in client’s customer base. Technology service revenues increased 1% to $147.4 compared to the prior year, reflecting increased spending by Customer Care’s largest software client and two network hardware clients, partially offset by lower revenues from two PC equipment clients. Revenues from financial service clients increased 44% to $187.4, reflecting revenues from collection clients, who were obtained in connection with Customer Care’s 2004 acquisition of Encore and increased revenues from several financial institutions. Other revenues were $293.6, an increase of 35% compared to the prior year. This resulted from revenues generated from several clients including the United States Postal Service, a large global industrial client and a pharmaceutical client.

Costs and Expenses

The 16% increase in Customer Care’s costs of products and services primarily reflects the higher volume of revenues. Cost of providing services as a percentage of revenues increased 140 basis points due to higher operating expenses that resulted from a weakened U.S. versus Canadian dollar, net of increased gains realized from the settlement of forward exchange contracts. Additionally, this increase reflects the negative impact of pricing pressure. These items were partially offset by the favorable impact of revenues generated from our offshore contact centers and savings realized through our continuous improvement initiatives.

Selling, general and administrative expenses were $298.3 in 2004, a 17% increase compared to the prior year. This reflects expenses incurred by the businesses acquired during 2004 and increased costs associated with the expansion of Customer Care’s offshore contact centers. As a percentage of revenues, selling, general and administrative expenses increased slightly to 18.7% from 18.1% in 2003. We made a concerted effort to drive technological efficiencies in our contact centers, which was reflected in the increase in research and development expenses of $6.0 in 2004 compared with $4.6 in 2003. Depreciation expense increased slightly during 2004, reflecting additional depreciation resulting from businesses acquired by Customer Care in 2004. Amortization expense increased 22% to $9.5, reflecting amortization of intangible assets obtained in connection with 2004 business acquisitions. Additionally, as discussed above, Customer Care incurred a restructuring credit of $3.5 in 2004.

Convergys Corporation 2005 Annual Report  21

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

Operating Income

As a result of the foregoing, Customer Care’s operating income increased to $184.5 compared with $181.8 in 2003. However, the margin decreased from 12.9% in 2003 to 11.6% in 2004. This includes the restructuring credit of $3.5, which increased 2004’s operating margin by 20 basis points.

Employee Care

	2005	2004	% Change 05 vs. 04	2003	% Change 04 vs. 03

Revenues	$162.5	$145.0	12	$98.7	47

Costs and Expenses:

Costs of products and services	105.4	109.3	(4)	53.4	105

Selling, general and administrative expenses	90.6	72.5	25	42.0	73

Research and development costs	1.7	4.2	(60)	1.9	121

Depreciation	11.4	7.6	50	2.9	162

Amortization	2.5	1.9	32	1.0	90

Restructuring charges	1.3	2.6	(50)	—	—

Total costs and expenses	212.9	198.1	7	101.2	96

Operating Income	$(50.4)	$(53.1)	(5)	$(2.5)	—

2005 vs. 2004

Revenues

Employee Care’s revenues in 2005 were $162.5, a 12% increase from 2004. Approximately 90% of the growth was driven by the businesses acquired in 2005 and 2004. The remaining increase reflects revenues from new clients implemented in 2005.

Costs and Expenses

Costs of products and services decreased 4% from 2004 to $105.4. As a percentage of revenues, cost of providing services decreased to 64.9% from 75.4% in 2004. The improvement reflects efficiencies and operational improvements realized with client programs that were implemented in 2004 and 2003. In the early stages of client programs, margins tend to be lower. However, as we become more efficient with the delivery of the services, our margins tend to improve. In addition, in 2004 we incurred a significant amount of direct and incremental costs related to the implementation of new client programs that were expensed as incurred, as they were not eligible for capitalization.

Compared to 2004, selling, general and administrative expenses increased 25% to $90.6. This was driven by expenses incurred in connection with the expansion of our Employee Care staff and operations, including costs related to businesses acquired by Employee Care during 2004. As a percentage of revenues, selling, general and administrative expenses increased to 55.8% versus 50.0% in 2004. This increase was the result of slower than expected sales growth driven by a longer than anticipated sales cycle. Due to the complexity associated with outsourcing human resource functions, the sales cycle for new client arrangements has ranged from twelve to twenty-four months. The sales cycle is long, due to complexities associated with outsourcing human resource functions, including decisions regarding what functions to outsource, location and timing of outsourcing.

Employee Care’s research and development expenses decreased to $1.7, compared with $4.2 in 2004. This was largely due to the increased focus of our information technology resources on directly supporting client programs, compared with prior years. Depreciation expense increased 50% during 2004, reflecting expansion of our Employee Care operations, including businesses acquired during 2004. Amortization expense increased 32% to $2.5, reflecting amortization of intangible assets obtained in connection with businesses acquired in 2005 and 2004. Additionally, as discussed in further detail under the heading, “Restructuring Charges,” Employee Care incurred a restructuring charge of $1.3 in 2005 versus $2.6 in 2004.

Operating Income

As a result of the foregoing, Employee Care’s 2005 operating loss decreased to $50.4 versus $53.1 in 2004. Approximately 60% of the operating loss in 2005 was incurred in the first six months of 2005, reflecting sequential improvement in Employee Care’s operating results, which we expect to continue in 2006.

22  Convergys Corporation 2005 Annual Report

2004 vs. 2003

Revenues

Employee Care’s revenues in 2004 were $145.0, a 47% increase from 2003. This reflects revenues from several new clients that we implemented in 2004 and 2003. Approximately 40% of the growth was driven by the businesses acquired by Employee Care in 2004.

Costs and Expenses

Employee Care’s costs of products and services in 2004 more than doubled from 2003, which reflects, in part, the higher volume of revenues. As a percentage of revenues, cost of providing services increased to 75.4% compared to 54.1%. The increase also reflects the fact that much of the revenue increase was derived from newly implemented client programs, where margins tend to be lower in the early stages. In addition, the increase was due to direct and incremental costs that we incurred in connection with the implementation of client programs that were expensed as incurred, as they were not eligible for capitalization.

Selling, general and administrative expenses increased 73% to $72.5 in 2004. This was driven by expenses incurred with the expansion of our Employee Care staff and operations, including cost related to businesses acquired by Employee Care during 2004. As a percentage of revenues, selling, general and administrative expenses increased to 50.0% in 2004 versus 42.6% in 2003. This increase was the result of slower than anticipated sales growth driven by a long sales cycle.

Employee Care’s research and development expenses were $4.2 compared with $1.9 in 2003, reflecting continued investment in its learning platforms. The significant increase in depreciation expense reflects the expansion of our Employee Care operations, including businesses acquired during 2004. Amortization expense increased 90% to $1.9, reflecting amortization of intangible assets obtained in connection with businesses acquired in 2004. Additionally, as discussed in further detail under the heading, “Restructuring Charges,” Employee Care incurred a restructuring charge of $2.6 in 2004.

Operating Income

As a result of the foregoing, Employee Care’s 2004 operating loss increased to $53.1 compared with operating loss of $2.5 in 2003.

Information Management Group

	2005	2004	% Change 05 vs. 04	2003	% Change 04 vs. 03

Revenues:

Data processing	$340.5	$389.9	(13)	$458.3	(15)

Professional and consulting	267.6	191.3	40	193.6	(1)

License and other	170.0	167.3	2	132.0	27

External revenues	778.1	748.5	4	783.9	(5)

Intercompany revenues	—	—	—	4.8	—

Total revenues	778.1	748.5	4	788.7	(5)

Costs and Expenses:

Costs of products and services	400.2	403.0	(1)	383.2	5

Selling, general and administrative expenses	125.9	135.9	(7)	161.4	(16)

Research and development costs	66.6	67.2	(1)	87.8	(23)

Depreciation	32.3	32.9	(2)	30.6	8

Amortization	8.0	10.7	(25)	6.3	70

Restructuring charges	—	25.8	—	—	—

Total costs and expenses	633.0	675.5	(6)	669.3	1

Operating Income	$145.1	$73.0	99	$119.4	(39)

2005 vs. 2004

Revenues

IMG’s revenues increased 4% to $778.1 in 2005 from $748.5 in 2004. Data processing revenues of $340.5 decreased 13% from the prior year. This decrease reflects the changing dynamics of our relationship with Cingular, as they migrate subscribers from their outsourced environments to in-house managed service environments. Professional and consulting revenues of $267.6 increased 40% from the prior year, reflecting increased revenues generated from IMG’s two largest wireless clients. License and other revenues increased 2% to $170.0 from the prior

Convergys Corporation 2005 Annual Report  23

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

year. This reflects license revenues from several new and existing European, Latin American and Asian Pacific clients.

Costs and Expenses

Despite the 4% increase in revenues, IMG’s costs of products and services decreased 1% to $400.2 in 2005 over 2004. As a percentage of revenues, costs of products and services decreased to 51.4% in 2005 compared with 53.8% in the prior year. This was the result of the savings realized through restructuring and other cost cutting initiatives.

Selling, general and administrative expenses decreased 7% from the prior year. As a percentage of revenues, these expenses decreased to 16.2% in 2005 from 18.2% in 2004, reflecting savings realized through restructuring initiatives. Research and development expenses decreased 1%, reflecting savings resulting from restructuring initiatives. The 25% decrease in amortization expense reflects acquired software, which became fully amortized during the second quarter of 2005. Additionally, as discussed in further detail under the heading, “Restructuring Charges,” IMG incurred $25.8 in restructuring charges in 2004.

Operating Income

As a result of the foregoing, IMG’s operating income and operating margin increased to $145.1 and 18.6% from $73.0 and 9.8% in the prior year. This includes the 2004 restructuring charge of $25.8, which decreased IMG’s 2004 margin by 350 basis points.

2004 vs. 2003

Revenues

IMG’s external revenues decreased 5% to $748.5 in 2004 from $783.9 in 2003. Revenues from businesses acquired by IMG in 2004 and 2003 accounted for approximately 8% of revenue in 2004. Data processing revenues of $389.9 decreased 15% from the prior year. This decrease reflects lower average wireless subscriber processing rates and the transition of Verizon subscribers from Convergys’ billing system during the second quarter of 2003. Additionally, the decrease reflects the elimination of bill finishing services provided to a wireless client that had minimal impact on operating margin. This was partially offset by approximately $17 million in additional data processing revenues resulting from the acquisition of certain billing operations from ALLTEL Corporation, Inc. (ALLTEL) in 2003, a full year of revenue from Dobson Communications, which was not fully ramped during 2003, and a 7% increase in wireless subscribers for the clients the Company supports.

Professional and consulting revenues of $191.3 in 2004 decreased 1% from 2003. This reflects lower spending from various wireless clients as well as a European wireless client’s suspension of a system implementation in 2003. This was partially offset by approximately $40 in increased revenues generated as a result of businesses acquired in 2004 and 2003. License and other revenues increased 27% to $167.3 from the prior year, reflecting new or expanded license arrangements with several European and North American wireless and cable clients.

Costs and Expenses

IMG’s costs of products and services increased 5% in 2004 versus 2003. As a percentage of external revenues, costs of products and services increased to 53.8% in 2004 compared with 48.9% in the prior year. This reflects the negative impact of lower revenues, partially offset by savings realized through cost reduction initiatives. The change in costs of products and services also reflects approximately $20 in lower bill finishing costs, as well as incremental operating costs incurred as a result of acquisitions.

Selling, general and administrative expenses decreased 16% from prior year. As a percentage of external revenues, these expenses decreased to 18.2% in 2004 from 20.6% in 2003, reflecting savings realized through restructuring and other cost reduction initiatives. Research and development expenses decreased 23%, reflecting savings resulting from restructuring initiatives. Amortization expense increased 70%, reflecting amortization of intangible assets obtained in connection with 2004 and 2003 acquisitions. Additionally, as discussed above, IMG incurred $25.8 in restructuring charges in 2004.

24  Convergys Corporation 2005 Annual Report

Operating Income

As a result of the foregoing, IMG’s operating income and operating margin decreased to $73.0 and 9.8% from $119.4 and 15.2% in the prior year. This includes the 2004 restructuring charge of $25.8.

Restructuring Charges

As discussed more fully in Note 4 to Notes to Consolidated Financial Statements, we recorded the following restructuring charges:

2005

To position itself for future growth by streamlining operations, we initiated restructuring plans in the second quarter and fourth quarter of 2005. The plan initiated during the second quarter of 2005 resulted in a severance charge of $8.9, $8.3 of which pertained to Customer Care and $0.6 of which pertained to corporate. These actions, which affected approximately 300 professional and administrative employees, were substantially completed during the third quarter of 2005. The severance benefits were paid pursuant to our existing severance plans and employment agreements. $7.7 of the charge was cash related, while the remaining $1.2 consisted of a non-cash charge produced by the acceleration of equity-based awards.

Restructuring liability activity for the second quarter 2005 plan consisted of the following:

Cash portion of charge	$7.7

Severance payments	(7.7)

Balance at December 31, 2005	$0.0

During the fourth quarter of 2005, we took further actions to streamline our Customer Care and corporate operations. These severance actions consisted of involuntary headcount reductions affecting approximately 100 professional and administrative employees. Furthermore, we consolidated our Employee Care facilities, which involved the closure of one of our leased offices in North America in December 2005.

These actions resulted in a fourth quarter 2005 restructuring charge of $13.8, which consists of $12.7 of severance and $1.1 of facility closure costs. The facility abandonment component of the charge, which is cash related, is equal to the future costs associated with the facility, net of the proceeds from any probable future sublease. Of the $12.7 of severance costs, which is being paid pursuant to our existing severance policy and employment agreements, $10.8 is cash related and $1.3 of the charge consists of a non-cash charge resulting from the acceleration of equity-based awards. The remaining $0.6 consists of a curtailment charge related to our supplemental executive retirement plan. We began making the headcount reductions during the fourth quarter and expect to complete these by the end of second quarter of 2006. Through December 2005, we completed 45 of the planned headcount reductions.

Restructuring liability activity for the fourth quarter 2005 plan consisted of the following:

Cash portion of charge	$11.9

Severance payments	(2.1)

Balance at December 31, 2005	$9.8

In addition, during 2005, Customer Care reversed $1.5 in accruals pertaining to facility abandonment costs that were provided under prior restructuring plans. The reversal resulted from our success with subleasing two contact centers.

Convergys Corporation 2005 Annual Report  25

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

Together, the actions initiated in the second and fourth quarter are expected to generate annual savings exceeding $45. Including the 2005 restructuring charges, we should realize $60 in incremental savings in 2006 versus 2005. Including the $1.5 reversal, the 2005 net restructuring charge was $21.2 ($13.2 after tax). Below is a summary of the 2005 charges by segment, including the $1.5 reversal:

	Customer Care	Employee Care	Corp.	Total

Severance costs	$15.3	$0.2	$6.1	$21.6

Facility closure costs	(1.5)	1.1	—	(0.4)

Net restructuring	$13.8	$1.3	$6.1	$21.2

2004

In order to streamline our operations and cost structure while strengthening our prospects for future growth, we initiated a restructuring plan during the fourth quarter of 2004 that affected approximately 750 professional and administrative employees worldwide. This resulted in a severance charge of $36.7, $32.3 of which was cash related. $3.3 of the charge reflected a non-cash charge resulting from the modification and acceleration of equity-based awards. The remaining $1.1 of the charge consisted of a curtailment charge related to our supplemental executive retirement plan and special termination benefit charges related to our postretirement plan.

The reduction in force took place through a combination of voluntary and involuntary separations. The severance benefits for the involuntary separations were paid pursuant to our existing severance plans or employment agreements. The voluntary separations were substantially completed in 2004. We completed the involuntary separations during the second quarter of 2005. We projected annual savings of over $50 as a result of these actions and should realize the full impact of this in 2006.

Restructuring liability activity for the 2004 plan consisted of the following:

	2005	2004

Balance at January 1	$26.9	$—

Charge	—	32.3

Severance payments	(25.6)	(5.4)

Other	0.1	—

Balance at December 31	$1.4	$26.9

The $1.4 principally relates to individuals that were terminated in 2005, but were paid their severance over time. These amounts will be fully paid by the second quarter of 2006.

Our Laredo, Texas contact center was reopened to support a new, large, outsourcing agreement with a communications provider that was signed in December 2004. Accordingly, in the fourth quarter of 2004, we reversed $6.3 of an accrual related to facility abandonment costs that was recorded in connection with a prior restructuring accrual.

As a result of the severance costs and facility cost reversal, we recorded a net restructuring charge of $30.4 ($21.0 after tax) in the fourth quarter of 2004. The net charge by segment was as follows:

	IMG	Customer Care	Employee Care	Corp.	Total

Severance costs	$25.8	$2.8	$2.6	$5.5	$36.7

Facility closure costs	—	(6.3)	—	—	(6.3)

Net restructuring	$25.8	$(3.5)	$2.6	$5.5	$30.4

2002

In connection with a restructuring plan initiated in 2002, we made headcount reductions affecting professional and administrative employees worldwide and closed certain Customer Care and IMG facilities.

26  Convergys Corporation 2005 Annual Report

Restructuring liability activity for the 2002 plan consisted of the following:

	2005	2004

Balance at January 1	$32.6	$59.2

Reversal	(1.0)	(6.3)

Severance payments	—	(4.6)

Lease termination payments	(14.3)	(15.7)

Other	(1.3)	—

Balance at December 31	$16.0	$32.6

The remaining accrual reflects facility abandonment costs, which will be paid over several years until the leases expire. The accrual is equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. We used estimates, based on consultation with our real estate advisors, to arrive at the proceeds from any future sublease agreements. We will continue to evaluate our estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges in the future.

Client Concentration

Our three largest clients accounted for 32.8% of our revenues in 2005, down from 36.4% in 2004. We serve Cingular, our largest client with 15.9% of 2005 revenues and Sprint Nextel, our third largest client, under information management and customer management contracts. Since February 2004, we have provided customer care services to Sprint Nextel, for the Sprint PCS division, under a contract between Sprint Nextel and IBM, whereby we serve as a subcontractor to IBM. We serve DirecTV, our second largest client in 2005, under a customer management contract. Volumes under certain of our long-term contracts are subject to variation based on, among other things, the spending by clients on outsourced customer support and subscriber levels.

Cingular acquired AT&T Wireless in October 2004. Additionally, Sprint PCS acquired Nextel Communications in September 2005. See further discussion of risk associated with client consolidation under the “Risks Relating to Convergys and Its Business” section of Management Discussion and Analysis.

Business Outlook

For the full year 2006, we expect revenues and earnings to continue to grow for the reasons identified below. In addition, we expect earnings per diluted share to be at least $1.07.

This outlook reflects a combination of improvements throughout our business. First, Customer Care’s profitability should improve by approximately $60 in 2006 as a result of the 2005 restructuring and streamlining of its cost structure. Second, Customer Care should experience improved profitability from top-line growth with existing clients, recent clients ramps in the retail and healthcare markets and new client contracts. Finally, we expect significant growth in revenues from Employee Care. This will be driven by revenues from a contract with the State of Texas, which was fully implemented in the fourth quarter of 2005, and several client programs that were signed in 2005 and are expected to be implemented in 2006. We expect that this revenue growth, along with slower growth in operating expense, should enable Employee Care to reduce its operating loss in 2006 by about half from 2005. These items will be partially offset by lower IMG revenues from Cingular, higher expenses of approximately $30 resulting from continued impact of the exchange rate of the Canadian dollar versus U.S. dollar and approximately $10 of incremental stock compensation expense.

With respect to the first quarter of 2006, we expect overall revenue and earnings growth compared to the first quarter of 2005. Customer Care revenues should increase approximately 3% as a result of our expanded relationship with a large global industrial client. Employee Care revenues should increase by more than one-third due to recent client implementations. We expect improved margins for both Customer Care and Employee Care as a result of the revenue growth and savings realized through restructuring initiatives. IMG’s revenues should be relatively flat

Convergys Corporation 2005 Annual Report  27

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

compared to the prior year. Higher levels of professional and consulting and license revenue from recently executed contracts should offset lower data processing revenues. We expect IMG’s margins to be down from the prior year due to the change in revenue mix from data processing to more professional services. Diluted earnings per share should increase 10-15% to $0.24-$0.25 from $0.22 in 2005.

Financial Condition, Liquidity and Capital Resources

Liquidity and Cash Flows

Cash flows from operating activities provide us with a significant source of funding for our investing activities. We also have borrowing facilities available, including a $200 accounts receivable securitization agreement and a commercial paper program backed by a $325 credit facility, to fund these activities. See further discussion of these borrowing facilities under the next section titled, “Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments.”

Summarized cash flow information for the three years ended December 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003

Net cash flows from operations	$232.7	$195.4	$373.5

Net cash flows used in investing	(138.3)	(364.9)	(237.2)

Net cash flows from (used in) financing	43.2	190.7	(111.3)

Computation of Free Cash Flows:

Net cash flows from operations	$232.7	$195.4	$373.5

Change in accounts receivable securitization	100.0	75.0	(25.0)

Capital expenditures, net of proceeds from disposal of assets	(125.9)	(156.2)	(173.8)

Free Cash Flows	$206.8	$114.2	$174.7

Cash flows from operating activities totaled $232.7 in 2005, compared to $195.4 in 2004 and $373.5 in 2003. The increase in cash flows from operating activities was driven by improvements in receivables, excluding of amounts sold under the securitization agreement, which decreased by $27.5 versus an increase of $58.1 in 2004. Days sales outstanding (DSO) decreased to 72 days at December 31, 2005, versus 75 days at December 31, 2004. In 2004, DSO increased to 75 days at December 31, 2004, versus 73 days at December 31, 2003. DSO is computed as follows: receivables, net of allowances, plus outstanding receivables sold under the securitization program divided by average days sales. Average days sales are defined as consolidated revenues during the quarter just ended divided by the number of calendar days in the quarter just ended. The improvement in receivables was partially offset by approximately $50 of payments made during 2005 for restructuring initiatives. In addition, during 2005, there was a $100.0 net decrease in accounts receivables sold under the securitization program, whereas in 2004, there was a $75.0 net decrease.

The decrease in 2004 operating cash flows versus 2003 was driven by changes in the amounts sold under the accounts receivables securitization program and the increase in receivables. During 2004, there was a $75.0 net decrease in accounts receivables sold under the securitization program, whereas in 2003, there was a $25.0 net increase. Receivables, excluding the impact of the securitization, increased $58.1 in 2004, compared to a $7.9 increase in 2003. This change was principally due to our revenue growth as well as slightly slower collection as DSO increased to 75 days at December 31, 2004, from 73 days in the prior year. Cash flows from operating activities were also negatively impacted in 2004 due to a $14.7 increase in other current assets, reflecting various items including increases in prepaid maintenance and insurance. This compares to a $19.0 decrease in the prior year, which was mainly attributable to a refund of postage deposits. These items were partially offset by changes in deferred charges, which decreased by $1.9 in 2004, compared with a net increase of $58.4 in the prior year. This reflects the capitalization of $48.2 and $98.8 in implementation and customer acquisition costs, offset by $50.1 and $40.4 of related amortization for 2004 and 2003, respectively.

28  Convergys Corporation 2005 Annual Report

We used $138.3 for investing activities during 2005 compared to $364.9 in 2004 and $237.2 in 2003. The 2005 investing activities consisted principally of $131.4 of capital expenditures and $15.9 in acquisitions, partially offset by a return of capital from Cincinnati SMSA Limited Partnership of $4.3 and $5.5 of proceeds related to the disposal of various corporate assets. The 2004 investing activities consisted of $223.0, net of cash acquired, used to fund the acquisitions of Encore, DigitalThink, WhisperWire, Out-Smart, i-Benefits and Finali (see Note 3 of Notes to Consolidated Financial Statements for further discussion) and $156.2 for capital expenditures. This also reflects $14.3 in cash received from Cincinnati SMSA Limited Partnership, which represents a partial return of capital contributions that we made in 2003. The investing activities during 2003 reflect $22.9 from investments we made in Cincinnati SMSA Limited Partnership, $40.5 used for the acquisitions of Cygent Inc. and certain billing assets from ALLTEL and $173.8 in capital expenditures. The 2003 capital expenditures include $71.1 used for the purchase of our headquarters office building. We partially funded the purchase of the headquarters facility with a $55.5, 10-year mortgage. See further discussion of this mortgage under the section titled, “Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments.”

For 2006, we plan to invest approximately 4% of our revenues in capital expenditures. Excluding funding requirements related to acquisitions, we believe that our cash flows from operations and available capital resources will be sufficient to fund these investments. At this point, we are not aware of any capital calls from the general partner of Cincinnati SMSA Limited Partnership.

Additionally, in connection with the set-up of Employee Care contracts that were recently signed, we expect to incur a significant amount of implementation costs in 2006. This will negatively impact cash flows from operations and free cash flows.

As further described in Note 9 of Notes to Consolidated Financial Statements, the Company expects to contribute approximately $13 to fund its cash balance pension plan in 2006. This compares to approximately $1 in 2005.

Free cash flows, defined as cash flows from operating activities excluding the impact of the accounts receivable securitization less capital expenditures (net of proceeds related to disposal), were $206.8, $114.2 and $174.7 for 2005, 2004 and 2003, respectively. In summary, the change to 2005 from 2004 was driven by stronger collections of receivables during 2005 and lower spending on capital expenditures, partially offset by payments made in 2005 for restructuring initiatives. We use free cash flows, which is a non-GAAP financial measure, as an alternative measure of our ability to generate cash flows. Free cash flow is not a measure determined in accordance with accounting principles generally accepted in the United States (GAAP) and should not be considered as being more important than its comparable GAAP measure, net cash provided by operating activities. We believe this non-GAAP liquidity measure is useful in addition to its comparable GAAP measure because free cash flow includes investments in operational assets and excludes the impact of accounts receivable sold under the securitization agreement. Free cash flow does not represent residual cash available for discretionary expenditures, since it includes cash required for debt service. A reconciliation of net cash provided by operating activities to free cash flow is provided in the table at the beginning of this section.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

We believe that our financial structure and condition are solid. At December 31, 2005, total capitalization was $1,787.3, consisting of $432.2 of short-term and long-term debt and $1,355.1 of equity. At December 31, 2004, total capitalization was $1,637.0, consisting of $351.7 of short-term and long-term debt and $1,285.3 of equity. This results in a debt-to-capital ratio of 24.2%, which compares to 21.5% at December 31, 2004. If amounts sold under the securitization were to be treated as debt financing, our debt–to-capital ratio would have been 24.2% and 26.0% at December 31, 2005 and 2004, respectively.

Convergys Corporation 2005 Annual Report  29

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

Our debt is considered investment grade by the rating agencies. Our borrowing facilities include a commercial paper program backed by a credit facility with $325 in borrowing capacity that expires in December 2007. As of December 31, 2005, we had no commercial paper or short-term notes borrowed under this facility. The participating agents in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank, The Bank of Nova Scotia, Deutsche Bank AG and Wachovia Bank. The credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-capitalization ratios. Our interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. Our debt-to-capitalization ratio cannot be greater than 0.6 to 1.0 at any time. We were in compliance with all covenants throughout 2005.

We have a $200 accounts receivable securitization agreement with Falcon Asset Securitization Corporation and Fifth Third Bank, under which we had sold no accounts receivable at December 31, 2005. The securitization agreement expires December 2006. In January 2006, we executed an amendment to the securitization that eliminated certain restrictions pertaining to our ability to repurchase the receivables. As a result of this amendment, transfers made under this agreement will no longer impact cash flows from operating activities. Accordingly, any future amounts transferred under this agreement will be treated as debt. This amendment has no impact on our ability to utilize this facility for the full amount.

In November 2005, one of our Canadian subsidiaries entered into a senior unsecured revolving credit facility of 100.0 Canadian dollars (CAD) with The Bank of Nova Scotia. As of December 31, 2005, the subsidiary had borrowings of CAD 100.0 (U.S. $85.7) under this facility. The proceeds were used to repatriate funds from the foreign subsidiary. The facility contains the same restrictive covenants included in the $325 credit facility and expires December 2008.

In December 2005, one of our U.K. subsidiaries entered into a credit overdraft facility of 15.0 British pounds (GBP) with Wachovia Bank. As of December 31, 2005, the subsidiary had borrowings of GBP 15.0 (U.S. $26.0) under this facility. The proceeds were used to repatriate funds from the foreign subsidiary. The facility contains no restrictive covenants and expires December 2006.

In December 2004, we issued $250.0 in 4.875% unsecured senior notes due December 15, 2009. The notes were offered and sold pursuant to our universal shelf registration statement, previously declared effective in June 2003. Under the registration statement, we have the ability to offer up to $250.0 in additional debt securities, common shares, preferred shares and/or warrants to purchase such securities.

In November 2003, we borrowed $55.5 under a 10-year mortgage. The proceeds were used to partially fund the Company’s purchase of our corporate headquarters facility in Cincinnati, Ohio. The corporate headquarters facility secures the mortgage. As of December 31, 2005, the unpaid principal balance was $45.9.

As discussed more fully in Note 12 of Notes to Consolidated Financial Statements, we lease certain facilities and equipment used in our operations under operating leases. This includes our office complex in Orlando, Florida, which is leased from Wachovia Development Corporation (Lessor), a wholly owned subsidiary of Wachovia Corporation, under an agreement that expires in June 2010. Upon termination or expiration of the lease, we must either purchase the property from the Lessor for $65.0, or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than the $65.0, the amount paid by the Lessor for the purchase of the complex from an unrelated third party, we have agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, we are entitled to collect the excess. At the inception of the lease, we recognized a liability of approximately $5 for the related residual value guarantee.

30  Convergys Corporation 2005 Annual Report

The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. We have recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which is being amortized to rental expense over the lease term. The liability will remain on the balance sheet until the end of the lease term. Under the terms of the lease, we also provide certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. We do not expect such amounts, if any, to be material. We have concluded that we are not required to consolidate the Lessor pursuant to Financial Accounting Standards Board Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51.

We believe that our present ability to borrow is greater than our established credit facilities in place. If market conditions change and we experience a significant decline in revenues, our cash flows and liquidity could be reduced. This could cause rating agencies to lower our credit ratings, thereby increasing our borrowing costs, or even causing a reduction in or elimination of our access to debt and ability to raise additional equity.

On February 25, 2003, our Board of Directors (the Board) authorized the repurchase of up to 10 million of its common shares. On April 2, 2003, the Board authorized the repurchase of up to an additional 10 million of its common shares. On June 28, 2005, the Board authorized the repurchase of up to 10 million additional common shares (i.e., total authority of up to 30 million common shares). Through February 2006, we repurchased 19.4 million shares of Convergys stock for $274.9 pursuant to these authorizations. We may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on a number of considerations including market conditions and our liquidity. We may purchase an additional 10.6 million common shares pursuant to these authorizations.

The following summarizes our contractual obligations at December 31, 2005, and the effect such obligations are expected to have on liquidity and cash flows in future periods:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	After 3 Years

Debt [1]	$432.2	$134.7	$11.9	$285.6

Operating leases [2]	229.2	67.2	81.1	80.9

Pension contributions [3]	36.3	13.3	23.0	—

Purchase commitments [4]	46.7	31.7	15.0	—

Total	$744.4	$246.9	$131.0	$366.5

[1]	See Note 7 of Notes to Consolidated Financial Statements for further information.
[2]	See Note 12 of Notes to Consolidated Financial Statements for further information.
[3]	In order to meet ERISA funding requirements, the Company expects to contribute $13.3 and $23.0 into its funded pension plans in 2006 and 2007, respectively. There is no estimate available for 2008 and beyond.
[4]	Consists of contractual obligations to purchase services that are enforceable and legally binding. Excludes issuance of purchase orders made in the ordinary course of business that are short-term or cancelable, as well as renewable support and maintenance arrangements.

At December 31, 2005, we had outstanding letters of credit of $33.2 related to performance and payment guarantees of which $4.4 is set to expire by the end of 2006, $8.7 is set to expire within 1 to 3 years and $20.1 is set to expire after 3 years. We do not believe that any obligation that may arise will be material.

As further described in Note 6, we have not provided for U.S. federal income taxes or foreign withholding taxes on $16.7 of undistributed earnings of our foreign subsidiaries at December 31, 2005, because such earnings are intended to be reinvested indefinitely.

Market Risk

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. Our risk

Convergys Corporation 2005 Annual Report  31

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

management strategy includes the use of derivative instruments to reduce the effects on our operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. In using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, we expose ourselves to counterparty credit risk. We manage exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to perform fully under the terms of the agreements and by diversifying the number of financial institutions with which we enter into such agreements.

Interest Rate Risk

At December 31, 2005, we had $174.6 in outstanding variable rate borrowings. The carrying amount of our borrowings reflects fair value due to their short-term and variable interest rate features.

In connection with the December 2004 issuance of $250.0 in 4.875% unsecured senior notes that are due December 15, 2009, we entered into an interest rate swap agreement with a notional value of $250.0, which we designated as a hedge. The purpose of the swap was to protect the notes against changes in fair value due to changes in interest rates. Under the terms of the interest rate swap, we received interest at a fixed rate of 4.875% and paid interest at a variable rate based on LIBOR.

Based on market conditions, we terminated this swap agreement on June 1, 2005. In connection with the settlement of the derivative instrument, we paid the counterparty $1.7, the fair value of the swap on June 1, 2005. The $1.7 paid on the termination has been treated as a debt discount and, hence, is being amortized as interest expense over the term of the notes.

We also use, from time to time, cash flow hedges for interest rate exposure. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding cash flow hedges covering interest rate exposure at December 31, 2005.

Based upon our exposure to variable rate borrowings, including amounts sold under the accounts receivable securitization, a one percentage point change in the weighted average interest rate would change our annual interest expense by approximately $2.

Foreign Currency Exchange Rate Risk

Our Customer Care segment serves a number of our U.S.-based clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Canadian dollars (CAD), Indian rupees (INR) or Philippine pesos (PHP), which represents a foreign exchange exposure. In order to hedge the exposure related to the anticipated cash flow requirements denominated into these foreign currencies, we have entered into forward contracts with several financial institutions to acquire a total of CAD 177.0, INR 7,512.6 and PHP 5,364.3 at a fixed price of $142.0, $167.8 and $92.0, respectively, through June 2008. Additionally, the Company had options to purchase approximately CAD 163.0 for a fixed price of $137.6 through December 2006. The fair value of these derivative instruments as of December 31, 2005 is presented in Note 16 of Notes to Consolidated Financial Statements.

The potential loss in fair value at December 31, 2005, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $61. This loss would be mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency and foreign denominated revenue and profit translated into U.S. dollars. The Company periodically enters into forward exchange contracts that are not

32  Convergys Corporation 2005 Annual Report

designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables and payables that are denominated in currencies different from the functional currencies of Company or the respective subsidiaries. As of December 31, 2005, the fair value of these derivatives was $0.3.

Foreign denominated revenue has been less than 10% during the last three years.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. Our significant accounting policies are disclosed in Note 2 of Notes to Consolidated Financial Statements. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts and related disclosures. On an ongoing basis, we evaluate our estimates and judgments in these areas based on historical experience and other relevant factors. Our estimates as of the date of the financial statements reflect our best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

We have identified below the accounting policies and estimates that we believe are most critical in compiling our statements of financial condition and operating results. We have reviewed these critical accounting policies and estimates and related disclosures with the Audit Committee of our Board of Directors.

Goodwill

At December 31, 2005, we had goodwill with a net carrying value of $870.6. As disclosed in Note 5 of Notes to Consolidated Financial Statements, we are required to test goodwill for impairment annually and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the second step requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Fair value of the reporting unit was determined using a combination of the market approach and the income approach. Under the market approach, fair value is based on actual stock price or transaction prices of comparable companies. The market approach requires significant judgment regarding the selection of comparable companies. Under the income approach, value is dependent on the present value of net cash flows to be derived from the ownership. The income approach requires significant judgment including estimates about future cash flows and discount rates.

As required, we completed our annual impairment tests for our reporting units during the fourth quarter of 2005. Based on the results of the first step, we had no goodwill impairment related to our four reporting units. For three of the reporting units, the estimated fair value exceeded the carrying value by a substantial amount. If the discount rates used to value these reporting units increased by 100 basis points, the outcome would have not changed. On the other hand, with respect to our Employee Care reporting unit, a 100 basis point increase in the discount rate would have resulted in a step one failure. Also, we would have failed step one if we decreased the operating margin, reflected in the valuation of Employee Care by 100 basis points. This would have required us to perform the second step of the impairment test as described above for the $128.6 of goodwill recorded by this reporting unit. We believe we make every reasonable effort to ensure that we accurately estimate the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss.

Convergys Corporation 2005 Annual Report  33

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

Deferred Charges

In connection with our client contracts, we from time to time incur direct and incremental costs, consisting principally of non-refundable cash payments made to clients, to acquire or extend a contractual relationship. To the extent recovery of these costs is probable, we capitalize these costs and amortize them ratably over the life of the contract as a reduction of revenue.

In connection with our IMG data processing and Employee Care outsourcing arrangements, we often must perform a significant amount of set-up activities or implementations, which include the installation and customization of our proprietary software in our centers. Under these arrangements, clients do not take possession of the software nor have the right to take possession of the software without incurring a significant penalty. In accordance with Emerging Issues Task Force (EITF) Issue 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” the implementations are not treated as separate elements for revenue recognition purposes. Any proceeds collected for the implementations are deferred and recognized over the service period. Additionally, with respect to certain multiple-element arrangements, we defer all revenue related to the contracts until the final element is delivered. We capitalize all direct and incremental implementation and multiple-element costs, to the extent recovery is probable, and amortize them ratably over the life of the arrangements as costs of providing service.

At inception and throughout the term of the contract, we evaluate recoverability by considering profits to be earned during the term of the contract, the creditworthiness of the client and, if applicable, contract termination penalties payable by the client in the event that the client terminates the contract early. Our estimate of profitability is dependent in large part on our estimate of costs. Although we make every reasonable effort to accurately estimate costs, revisions may be made based on actual costs incurred that could result in the recording of an impairment loss. Additionally, if the financial condition of a client were to deteriorate, resulting in a reduced ability to make payments, we may be unable to recover the costs, which would result in an impairment loss. Finally, our entitlement to termination fees may be subject to challenge if a client were to allege that we were in breach of contract. However, based on our evaluation of the related contracts, we believe that the $155.8 of deferred charges is recoverable.

Revenue Recognition

As disclosed in Note 2 of Notes to Consolidated Financial Statements, revenue recognition is relatively straightforward for the vast majority of our revenue. However, a portion of our revenues is derived from transactions that require a significant level of judgment. This includes:

Percentage of Completion—We recognize some software license and related professional and consulting revenues using the percentage-of-completion method of accounting by relating contract costs incurred to date to total estimated contract costs at completion. During 2005, approximately 2% of our consolidated revenues were recognized using the percentage-of-completion method. This method of accounting relies on estimates of total expected contract revenues and costs. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. Because the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contracts, recognized revenues are subject to revisions as the contracts progress to completion. Revisions in estimates are reflected in the period in which the facts that give rise to a revision become known. Accordingly, favorable changes in estimates result in additional revenue recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenues. When estimates indicate a loss under a contract, a provision for such loss is recorded as a component of the costs of providing services. As work

34  Convergys Corporation 2005 Annual Report

progresses under a loss contract, revenues continue to be recognized, and a portion of the contract loss incurred in each period is charged to the contract loss reserve.

License Arrangements—Approximately 7% of our 2005 revenue was derived from license and support and maintenance arrangements. The accounting for these arrangements can be complex and requires a significant amount of judgment. Some of the factors that we must assess include: the separate elements of the arrangement; vendor-specific objective evidence of fair value for the various undelivered elements of the arrangement; whether the software fees are fixed or determinable; whether the fees are considered collectible and whether services included in the arrangement represent significant production, customization or modification of the software.

Multiple Element Outsourcing Arrangements—Employee Care, which accounted for 6% of our consolidated revenues in 2005, often delivers multiple services under our client arrangements (e.g., benefits administration, staffing, payroll and learning). In connection with these arrangements, we must assess these multiple-element arrangements to determine whether they can be separated into more than one unit of accounting. Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” establishes the following criteria, all of which must be met, in order for a deliverable to qualify as a separate unit of accounting:

•	The delivered items have value to the client on a stand-alone basis.
•	There is objective and reliable evidence of the fair value of the undelivered items.
•	If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company.

If these criteria are met, each of the contractual services included in the contract is treated as a separate unit of accounting. If these criteria are not met, which has been the case for the majority of Employee Care contracts entered into to date, all of the services included are accounted for as a single unit of accounting. Revenue is then recognized either using a proportional performance method such as recognizing revenue based on transactional services delivered or on a straight-line basis once Employee Care begins to deliver the final service.

The assessments of these areas require a significant amount of judgment to be made by us. The judgments made in these areas could have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized. We believe that we make a reasonable effort to ensure accuracy in our judgment and estimates.

Contingencies

We consider the likelihood of various loss contingencies, including tax and legal contingencies arising in the ordinary course of business, and our ability to make a reasonable estimate of such a loss. Pursuant to SFAS No. 5, “Contingent Liabilities,” we accrue for a loss contingency when it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated.

We have filed or are in the process of filing federal, state and foreign tax returns that are subject to audit by the respective tax authorities. We are currently working to resolve tax audits related to prior years and various jurisdictions and anticipate the resolution of these audits in upcoming quarters. We believe that we are adequately reserved in regards to these audits as of December 31, 2005. However, to the extent that ultimate resolutions vary from the amounts reserved, such impact would be recorded to the tax provision in the period in which such resolution is reached.

As disclosed in Note 12 of Notes to Consolidated Financial Statements, six separate lawsuits were filed in the Court of Common Pleas, Cuyahoga County, Ohio, against Cincinnati

Convergys Corporation 2005 Annual Report  35

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

SMSA Limited Partnership and other defendants. We are a limited partner of Cincinnati SMSA Limited Partnership. Five of the suits were filed by companies purporting to be resellers (the “Resellers Cases”), while the sixth was filed by an individual consumer purporting to represent a class of damaged consumers (the “Consumer Case”). Each of the Reseller Cases seeks damages ranging from $1 to $3 plus treble damages under Ohio law. The Consumer Case seeks damages in excess of $60 plus treble damages under Ohio law. All five of the Reseller Cases were dismissed. However, during the fourth quarter of 2005, two of these dismissals were reversed and reinstated by the Ohio 8th District Court of Appeals. Cincinnati SMSA Limited Partnership is seeking review of these two reversals in the Ohio Supreme Court. Two of the dismissed cases were refiled with the Public Utilities Commission of Ohio (PUCO). These two refiled cases were subsequently dismissed by the PUCO.

A motion by Cincinnati SMSA Limited Partnership to dismiss the Consumer Case was granted, in part, and overruled, in part, by the trial court. Cincinnati SMSA Limited Partnership is seeking review by the Ohio Supreme Court of that part of the trial court’s decision that overruled the motion to dismiss.

Pursuant to the partnership agreement, we, as a limited partner, have no right to direct or participate in the defense of these actions and, therefore, have no current ability to assess the merit of any claims made in these actions or identify any possible loss that could result from these claims against Cincinnati SMSA Limited Partnership.

GDXdata (GDX), an electronic document management company previously engaged by us to perform work under our human resources outsourcing contract with the State of Florida, is a defendant in an action filed on behalf of the state by two former employees of GDX on or around March 1, 2005 under seal in the Circuit Court of the Second Judicial Circuit in Leon County, Florida. The complaint alleges that GDX caused the State of Florida to pay improper invoices for work performed by GDX under a subcontract with Convergys and seeks damages from GDX based on the amount of the allegedly improper invoices. We are not a party to this litigation and continue to work with the State to investigate the allegations. While we have no reason at this time to believe that the State will seek to terminate our contract due to the actions of GDX, such action, if taken, could result in a material, adverse effect on our results of operations.

Restructuring Accrual

During the last five years, we have recorded significant restructuring charges related to reductions in headcount and facility closures. As of December 31, 2005, we had a restructuring accrual of $28.1, $16.9 of which relates to facility closure costs, which will be paid over several years until the leases expire. The accrual is equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. We have used estimates, based on consultation with real estate advisors, to arrive at the proceeds from any future sublease agreements. As evidenced by the $6.3 reversal of the restructuring accrual for facility abandonment costs that was recorded in the fourth quarter of 2004 (see Note 4 of Notes to Consolidated Financial Statements for further discussion), we will continue to evaluate our estimates in recording the facilities abandonment charge. As a result, there may be additional charges or reversals in the future.

Other

We have made certain other estimates that, while not involving the same degree of judgment, are important to understanding our financial statements. These estimates are in the areas of measuring our obligations related to our defined benefit plans, valuation allowances related to our deferred tax assets, self-insurance accruals, financial derivative instruments and assessing recoverability of intangible assets.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based

36  Convergys Corporation 2005 Annual Report

Payment” (SFAS No. 123R). This pronouncement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We were originally required to adopt SFAS No. 123R beginning July 1, 2005. However, as a result of the announcement made by the Securities and Exchange Commission on April 14, 2005 regarding the adoption of SFAS No. 123R, the required adoption date was moved to January 1, 2006. The adoption of this pronouncement is expected to result in approximately $1 of incremental stock compensation expense in 2006.

Risks Relating to Convergys and Its Business

Client consolidations could result in a loss of clients and reduce our revenues.

We serve clients in industries that have experienced a significant level of consolidation in recent years. We cannot assure that additional consolidations will not occur in which our clients acquire additional businesses or are acquired. Such consolidations may result in the termination of an existing client contract, which would result in a decrease of our revenues.

In October 2004, Cingular completed its acquisition of AT&T Wireless. Prior to the acquisition, AT&T Wireless was our largest client in terms of revenue and a significant client for IMG and Customer Care. With respect to IMG, we are assisting Cingular with its strategy to migrate subscribers off of the AT&T Wireless billing systems (which we support) onto Cingular’s two in-house systems (one of which we support) by December 31, 2006. If the migration continues as planned, it will have a negative impact on IMG’s revenues and earnings. However, as evidenced by a contract extension signed in December 2005, we expect to continue to support Cingular’s in-house system.

Our Customer Care segment also had a long-standing relationship with AT&T Wireless. Although revenues generated from this relationship were down significantly in 2005 compared to 2004, volumes began to stabilize in the fourth quarter of 2005. We expect Cingular to remain an important client to Customer Care. However, should volume from Cingular continue to decline, our Customer Care revenues and earnings would be negatively impacted.

In September 2005, Sprint PCS, a large IMG data processing outsourcing client, completed its acquisition of Nextel Communications. The client recently informed us that it intends to consolidate its billing systems onto a competitor’s platform. At this point, Sprint Nextel’s plan is to migrate subscribers from our billing system during 2006 and 2007. We will support Sprint Nextel with their migration efforts. If the migration proceeds as planned, it will have a negative impact on IMG’s revenues and earnings.

A large portion of our revenue is generated from a limited number of clients, and the loss of one or more of our clients could cause a reduction in our revenues.

We rely on several clients for a large percentage of our revenues. Our three largest clients, Cingular, DirecTV and Sprint Nextel, collectively represented 32.8% of our 2005 revenues. Our relationship with Cingular is represented by separate contracts/work orders with various operating units across IMG and Customer Care operating units. We serve DirecTV under a customer care contract. Our relationship with Sprint Nextel is represented by separate contracts with IMG and Customer Care. Since February 2004, we have provided customer care services to Sprint Nextel, for the Sprint PCS division, under a contract between Sprint Nextel and IBM, whereby we serve as a subcontractor to IBM. These separate contracts/work orders with the above clients have varying expiration dates, payment provisions, termination provisions and other conditions. As a result, we do not believe that it is likely that our entire relationship with Cingular, DirecTV or Sprint Nextel would terminate at one time; and, therefore, we are not substantially dependent on any particular contract/work order with these clients. However, the loss of all of the contracts/work orders within a particular client at the same time or the loss of one or more of the larger contracts/work orders with a client would adversely

Convergys Corporation 2005 Annual Report  37

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

affect our total revenues if the revenues from such client were not replaced with revenues from that client or other clients.

A large portion of our accounts receivable are payable by a limited number of clients and the inability of any of these clients to pay its accounts receivable could cause a reduction in our revenues and earnings.

Several significant clients account for a large percentage of our accounts receivable. As of December 31, 2005, our three largest clients, Cingular, DirecTV and Sprint Nextel, collectively accounted for 35.4% of our accounts receivable. During the past three years, each of the clients set forth above has generally paid its accounts receivable on a timely basis, and write-downs that we have incurred in connection with such accounts receivable were consistent with write-downs that we incurred with other clients. We anticipate that several clients will continue to account for a large percentage of accounts receivable. Although we currently do not expect payment issues with any of these clients, if any of them were unable, for any reason, to pay its accounts receivable, our income would decrease.

If our clients are not successful, the amount of business that they outsource and the prices that they are willing to pay for such services may diminish and could result in a reduction of our revenues.

Our revenues depend on the success of our clients. If our clients are not successful, the amount of business that they outsource may be diminished. Thus, although we have signed contracts, many of which contain minimum revenue commitments, to provide services to our clients, there can be no assurance that the level of revenues generated by such contracts will meet expectations. In addition, several clients, particularly in the communications and technology industries, have experienced substantial price competition. As a result, we may continue to face increasing price pressure from such clients, which could negatively affect our operating performance.

Our failure to keep our technology up-to-date may prevent us from remaining competitive.

Technology is a critical component of our success, including billing software products provided to a client through a license or data processing outsourcing arrangement or technology used by customer care or employee care agents in connection with outsourcing services. In order to remain competitive, we need to continue to invest in the development of new and enhanced technology. Although we are committed to further investment in development, there can be no assurance that our technology will adequately meet our future needs or enable us to remain competitive. Our failure to keep our technology up-to-date may hinder our ability to remain competitive and may lead competitors to attract business from our existing and potential clients and cause our revenues to decrease.

Defects or errors within our software products could adversely affect our business, results of operations and financial condition.

Design defects or software errors may delay product introductions or reduce the satisfaction level of clients and may have a materially adverse effect on our business, results of operations and financial condition. Our billing software products are highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and/or correct. Since both we and our clients use our billing software products to perform critical business functions, design defects, software errors or other potential problems within or outside of our control may arise from the use of our software. It may also result in financial or other damages to our clients, for which we may be held responsible. Although our license agreements with our clients may often contain provisions designed to limit our exposure to potential claims and liabilities arising from client problems, these provisions may not effectively protect us against such claims in all cases and in all jurisdictions.

38  Convergys Corporation 2005 Annual Report

Claims and liabilities arising from client problems could result in monetary damages to us and could cause damage to our reputation, adversely affecting our business, results of operations and financial condition.

Emergency interruption of data centers and customer care and employee care contact centers could have a materially adverse effect on our financial condition and results of operations.

Our outsourcing operations depend on our ability to protect our proprietary software and client information maintained in our data processing, customer care and employee care contact centers against damage that may be caused by fire, natural disasters, power failure, telecommunications failures, computer viruses, acts of sabotage or terror and other emergencies. In the event we experience a temporary or permanent interruption at one or more of our data or contact centers, through casualty, operating malfunction or other acts, we may be unable to provide the data processing, customer care and employee care services we are contractually obligated to deliver. This could result in us being required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts. Notwithstanding contingency plans and precautions instituted to protect our clients and us from events that could interrupt delivery of services (including property and business interruption insurance that we maintain), there can be no guarantee that such interruptions would not result in a prolonged interruption in our ability to provide support services to our clients or that such precautions would adequately compensate us for any losses we may incur as a result of such interruptions.

If the global trend toward outsourcing does not continue, our financial condition and results of operations could be materially affected.

Revenue growth depends in large part on the trend toward outsourcing, particularly as it relates to our customer care and employee care outsourcing operations. Outsourcing involves companies contracting with a third party, such as Convergys, to provide customer care and employee care services rather than perform such services in-house. There can be no assurance that this trend will continue, as organizations may elect to perform such services in-house. A significant change in this trend could have a materially adverse effect on our financial condition and results of operations.

A longer sales cycle could adversely affect our results of operations and financial condition.

During the past few years, we have been focused on transforming the Employee Care segment into a leading provider in the growing human resource outsourcing market. Although we have had recent success winning long-term global human resource outsourcing arrangements with several clients, the sales cycles for large global human resource outsourcing arrangements have ranged from twelve to twenty-four months. The sales cycle is long, due to complexities associated with outsourcing human resource functions, including decisions regarding what functions to outsource, locations and timing of outsourcing. This longer sales cycle can result in delays in the execution of the contracts, increase selling costs and have a negative impact on our revenues and operating results.

If we are unable to identify and complete appropriate acquisitions as we have since 1998, we may not be able to grow at the same rate that we have since 1998.

Our growth has been enhanced through acquisitions of other businesses including their products, service offerings and licenses. We continue to pursue strategic acquisitions. If we are unable to make appropriate acquisitions on reasonable terms, whether for cash, Convergys securities or both, it may be difficult for us to achieve the same level of growth as achieved since 1998.

We are susceptible to business and political risks from domestic and international operations that could result in reduced revenues or earnings.

We operate businesses in many countries outside the United States, which are located throughout North and South America, Europe, the Middle East and the Asian Pacific region. In connection with our strategy, we plan to

Convergys Corporation 2005 Annual Report  39

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

capture more of the international billing and employee care markets. Additionally, North American companies have created a demand for offshore customer care outsourcing capacity. As a result, we expect to continue expansion through start-up operations and acquisitions in foreign countries. Expansion of our existing international operations and entry into additional countries will require management attention and financial resources. In addition, there are certain risks inherent in conducting business internationally including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. To the extent that we are adversely affected by these risks, our business could be adversely affected and our revenues and/or earnings could be reduced.

In addition, there have been political discussions and debate related to worldwide competitive sourcing, particularly from the United States to offshore locations. Federal and state legislation has been proposed that relates to this issue. Future legislation, if enacted, could have an adverse effect on our results of operations and financial condition.

If the U.S. dollar does not strengthen, our earnings will continue to be negatively impacted.

Customer Care serves an increasing number of its U.S.-based customer care clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by Customer Care to render services under these contracts is denominated in Canadian dollars, Indian rupees or Philippine pesos, which represents a foreign exchange exposure to the Company. We enter into forward exchange contracts and options to limit potential foreign currency exposure. As the U.S. dollar weakened during 2005 and 2004, the operating expenses of these contact centers, once translated into U.S. dollars, increased in comparison to prior years. The increase in operating expenses was offset partially by gains realized through the settlement of Canadian dollar forward exchange contracts. However, if the U.S. dollar does not strengthen, the Company’s earnings will continue to be negatively impacted.

If we do not effectively manage our capacity, our results of operations could be adversely affected.

Our ability to profit from the global trend toward outsourcing depends largely on how effectively we manage our Customer Care and Employee Care contact center capacity. There are several factors and trends that have intensified the challenge of contact center management. In order to create the additional capacity necessary to accommodate new or expanded outsourcing projects, we must consider opening new contact centers. The opening or expansion of a contact center may result, at least in the short term, in idle capacity until we fully implement the new or expanded program. We periodically assess the expected long-term capacity utilization of our contact centers. As a result, we may, if necessary, consolidate, close or partially close under-performing contact centers to maintain or improve targeted utilization and margins. There can be no guarantee that we will be able to achieve or maintain optimal utilization of our contact center capacity.

As part of our effort to consolidate our facilities, we seek to sublease a portion of that surplus space, if any, and recover certain costs associated with it. To the extent that we fail to sublease such surplus space, our expenses will increase.

If we are unable to hire or retain qualified personnel in certain areas of our business, our ability to execute our business plans in those areas could be impaired and revenues could decrease.

We employ approximately 65,700 employees worldwide. Despite recent headcount reductions, we continue to recruit and hire qualified persons in the research and development, sales, marketing and administrative and services areas of our business. At times, we have experi -

40  Convergys Corporation 2005 Annual Report

Items 7. (continued), 7A. and 8.

enced difficulties in hiring personnel with the desired levels of training or experience. Additionally, particularly in regard to the labor-intensive business of Customer Care and Employee Care, quality service depends on our ability to control personnel turnover. Any increase in the employee turnover rate could increase recruiting and training costs and decrease operating effectiveness and productivity. We may not be able to continue to hire, train and retain sufficient number of qualified personnel to adequately staff new client projects. This is particularly critical in connection with the execution of recent contracts signed by Employee Care. Because a significant portion of our operating costs relate to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a materially adverse effect on our business, results of operations or financial condition.

Continued war and terrorist attacks or other civil disturbances could lead to economic weakness and could disrupt our operations resulting in a decrease of our revenues and earnings.

In March 2003, the United States went to war against Iraq and, in recent years, the United States, Great Britain and Spain and other countries were targets of terrorist attacks. These attacks have caused uncertainty in the global financial markets and in the United States economy. The war and any additional terrorist attacks may lead to continued armed hostilities or further acts of terrorism and civil disturbances in the United States or elsewhere, which may contribute to economic instability in the United States and disrupt our operations. Such disruptions could cause service interruptions or reduce the quality level of the services that we provide, resulting in a reduction of our revenues. In addition, these activities may cause our clients to delay or defer decisions regarding their use of our services and, thus, delay receipt of additional revenues.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is included in Item 7 on pages 31—33 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

Beginning on page 42 and continuing through page 74 are the consolidated financial statements with applicable notes and the related Report of Independent Registered Public Accounting Firm on Management’s Assessment of Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm, and the supplementary financial information specified by Item 302 of Regulation S-K.

Convergys Corporation 2005 Annual Report  41

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

Management’s Report on Internal Control over Financial Reporting

Convergys’ management is also responsible for establishing and maintaining adequate internal control over financial reporting that is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States. The system of internal control over financial reporting is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any internal control system, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and may not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation and presentation.

Convergys’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Convergys engaged Ernst & Young LLP in 2005 to perform an integrated audit of the consolidated financial statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Their report appears on page 44. Additionally, Ernst & Young has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 43.

/s/ James F. Orr
James F. Orr
Chief Executive Officer

/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer

42  Convergys Corporation 2005 Annual Report

Report of Independent Registered Public Accounting Firm on Management’s Assessment of Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of Convergys Corporation

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting in the accompanying Report of Management, which is located under Item 8 on page 42, that Convergys Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Convergys Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Convergys Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Convergys maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Convergys Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Convergys Corporation and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Cincinnati, Ohio
February 28, 2006

Convergys Corporation 2005 Annual Report  43

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Convergys Corporation

We have audited the consolidated balance sheets of Convergys Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convergys Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for each of the three years ended December 31, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Convergys Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Cincinnati, Ohio
February 28, 2006

44  Convergys Corporation 2005 Annual Report

Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
(Amounts in Millions Except Per Share Amounts)	2005	2004	2003

Revenues	$2,582.1	$2,487.7	$2,288.8

Costs and Expenses:

Costs of products and services [1]	1,583.0	1,542.0	1,320.9

Selling, general and administrative expenses	530.1	511.1	458.2

Research and development costs	76.9	77.5	94.3

Depreciation	126.1	119.1	108.9

Amortization	21.2	22.1	15.1

Restructuring charges	21.2	30.4	(1.0)

Total costs and expenses	2,358.5	2,302.2	1,996.4

Operating Income	223.6	185.5	292.4

Equity in earnings (loss) of Cellular Partnerships	12.4	2.0	(12.6)

Other expense, net	(1.4)	(3.8)	(1.3)

Interest expense	(21.2)	(10.3)	(6.9)

Income before income taxes	213.4	173.4	271.6

Income taxes	90.8	61.9	100.0

Net Income	$122.6	$111.5	$171.6

Other Comprehensive Income, Net of Tax:

Currency translation adjustments	$5.9	$8.8	$14.8

Minimum pension liability (net of tax of $15.2, ($4.1) and $5.4)	(28.1)	7.4	(9.8)

Unrealized gain (loss) on hedging activities (net of tax of $9.3, ($2.9) and ($12.7))	(14.0)	6.2	19.1

Total Comprehensive Income	$86.4	$133.9	$195.7

Earnings per common share:

Basic	$0.88	$0.79	$1.18

Diluted	$0.86	$0.77	$1.15

Weighted average common shares outstanding:

Basic	140.0	141.4	145.7

Diluted	142.9	145.4	148.8

[1] Exclusive of depreciation and amortization, with the exception of amortization of deferred charges as disclosed in Note 2 of Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of the financial statements.

Convergys Corporation 2005 Annual Report  45

Consolidated Balance Sheets

	At December 31,
(Amounts in Millions)	2005	2004

Assets

Current Assets

Cash and cash equivalents	$196.0	$58.4

Receivables, net of allowances of $10.0 and $17.9	521.1	447.3

Deferred income tax benefits	54.3	31.3

Prepaid expenses	37.5	37.6

Other current assets	40.1	49.5

Total current assets	849.0	624.1

Property and equipment, net	404.7	416.6

Goodwill, net	870.6	855.0

Other intangibles, net	46.6	58.0

Investments in Cellular Partnerships	43.5	34.6

Deferred charges	155.8	151.6

Deferred income tax benefit	—	5.6

Other assets	41.2	53.3

Total Assets	$2,411.4	$2,198.8

Liabilities and Shareholders’ Equity

Current Liabilities

Debt maturing within one year	$134.7	$49.5

Payables and other current liabilities	483.1	518.6

Total current liabilities	617.8	568.1

Long-term debt	297.5	302.2

Deferred income tax liability	44.2	—

Additional minimum pension liability	44.5	—

Other long-term liabilities	52.3	43.2

Total liabilities	1,056.3	913.5

Commitments and Contingencies

Shareholders’ Equity

Preferred shares—without par value, 5.0 authorized; none outstanding	—	—

Common shares—without par value, 500.0 authorized; 176.8 outstanding in 2005 and 175.3 in 2004	906.6	873.6

Treasury stock—36.9 shares in 2005 and 33.3 shares in 2004	(622.9)	(573.3)

Retained earnings	1,069.5	946.9

Accumulated other comprehensive income	1.9	38.1

Total shareholders’ equity	1,355.1	1,285.3

Total Liabilities and Shareholders’ Equity	$2,411.4	$2,198.8

The accompanying notes are an integral part of the financial statements.

46  Convergys Corporation 2005 Annual Report

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in Millions)	2005	2004	2003

Cash Flows From Operating Activities:
Net income	$122.6	$111.5	$171.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147.3	141.2	124.0
Deferred income tax expense	53.5	14.8	44.7
Cellular Partnerships results less than (in excess of) distributions	(12.4)	(1.7)	13.8
Income tax benefit from stock option exercises	1.9	1.7	1.6
Stock compensation expense	23.5	19.2	10.7
Proceeds from (decrease in) amounts sold under receivables securitization, net	(100.0)	(75.0)	25.0
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in receivables	27.5	(58.1)	(7.9)
Decrease (increase) in other current assets	(10.4)	(14.7)	19.0
Decrease (increase) in deferred charges	(4.2)	1.9	(58.4)
Decrease (increase) in other assets and liabilities	24.3	13.7	(9.1)
Increase (decrease) in payables and other current liabilities	(43.6)	37.8	40.1
Other, net	2.7	3.1	(1.6)

Net cash provided by operating activities	232.7	195.4	373.5

Cash Flows From Investing Activities:
Capital expenditures	(131.4)	(156.2)	(173.8)
Proceeds from disposal of property and equipment	5.5	—	—
Investments in Cellular Partnerships	(0.8)	—	(22.9)
Return of capital from Cellular Partnerships	4.3	14.3	—
Acquisitions, net of cash acquired	(15.9)	(223.0)	(40.5)

Net cash used in investing activities	(138.3)	(364.9)	(237.2)

Cash Flows From Financing Activities:
Borrowings (repayments) of commercial paper and other debt, net	(31.2)	(36.1)	24.0
Borrowings under Canadian credit facility	85.7	—	—
Borrowings under UK credit facility	26.0	—	—
Issuance of 5-year notes payable, net	—	248.0	—
Borrowings of mortgage note	—	—	55.5
Purchase of treasury shares	(44.9)	(26.3)	(195.9)
Issuance of common shares	7.6	5.1	5.1

Net cash provided by (used in) financing activities	43.2	190.7	(111.3)

Net increase in cash and cash equivalents	137.6	21.2	25.0
Cash and cash equivalents at beginning of year	58.4	37.2	12.2

Cash and cash equivalents at end of year	$196.0	$58.4	$37.2

Supplemental Cash Flow Information:
Cash paid for interest	$21.2	$10.2	$6.3
Income taxes paid, net of refunds	$51.1	$12.9	$50.7

The accompanying notes are an integral part of the financial statements.

Convergys Corporation 2005 Annual Report  47

Consolidated Statements of Shareholders’ Equity

(Amounts in Millions)	Number Of Common Shares	Common Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2003	173.4	$830.2	$(351.1)	$663.8	$(8.4)	$1,134.5

Issuance of common shares	1.2	5.1				5.1

Income tax benefit from stock option exercises		1.6				1.6

Proceeds from repurchase of common shares			(195.9)			(195.9)

Net income				171.6		171.6

Other comprehensive income					24.1	24.1

Amortization of stock-based compensation		10.7				10.7

Balance at December 31, 2003	174.6	847.6	(547.0)	835.4	15.7	1,151.7

Issuance of common shares	0.7	5.1				5.1

Income tax benefit from stock option exercises		1.7				1.7

Proceeds from repurchase of common shares			(26.3)			(26.3)

Net income				111.5		111.5

Other comprehensive income					22.4	22.4

Amortization of stock-based compensation		19.2				19.2

Balance at December 31, 2004	175.3	873.6	(573.3)	946.9	38.1	1,285.3

Issuance of common shares	1.5	7.6				7.6

Income tax benefit from stock option exercises		1.9				1.9

Proceeds from repurchase of common shares			(49.6)			(49.6)

Net income				122.6		122.6

Other comprehensive loss					(36.2)	(36.2)

Amortization of stock-based compensation		23.5				23.5

Balance at December 31, 2005	176.8	$906.6	$(622.9)	$1,069.5	$1.9	$1,355.1

The accompanying notes are an integral part of the financial statements.

48  Convergys Corporation 2005 Annual Report

Notes to Consolidated Financial Statements

(Amounts in Millions Except Share and Per Share Amounts)

1. Background and Basis of Presentation

Convergys Corporation (the Company or Convergys) is a global leader in providing customer care, human resource and billing services. For over twenty years, enterprises with a large number of customers and employees have turned to Convergys for support. By providing value-added billing and customer care and employee care solutions for our clients, the Company has developed a base of recurring revenues generally under multiple year contracts. In connection with recent changes in the Company’s management structure, we modified our reporting segment structure. The Company now reports three segments: (i) Customer Care, which provides outsourced customer care services; (ii) Employee Care, which provides outsourced employee care services; and (iii) the Information Management Group (IMG), which provides billing and information services and software. Prior to this filing, there were two reporting segments: the Customer Management Group, which included the operations of Customer Care and Employee Care, and IMG. All segment information for the prior years has been restated to reflect these reporting changes.

2. Accounting Policies

Consolidation — The consolidated financial statements include the accounts of the Company’s majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated upon consolidation.

Use of Estimates — Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Foreign Currency — Assets and liabilities of foreign operations are translated to U.S. dollars at year-end exchange rates. Revenues and expenses are translated at average exchange rates for the year. Translation adjustments are accumulated and reflected as adjustments to comprehensive income.

Revenue Recognition — Revenues from Customer Care and Employee Care, which accounted for 64% and 6%, respectively, of the Company’s 2005 consolidated revenues, consist of fees generated from outsourced services provided to the Company’s clients. IMG, which accounted for 30% of 2005 revenues, generates its revenues from three primary sources: data processing, professional and consulting services and license and other services. Data processing revenues consist of monthly fees for processing client transactions in IMG’s data centers and, in some cases, the clients’ data centers, using IMG’s proprietary software. Professional and consulting revenues consist of fees generated for installation, implementation, customization, training and managed services related either to the clients’ use of IMG’s software in IMG’s data centers or in their own processing environments. License and other revenues consist of revenues generated from the sale of licenses to use IMG’s proprietary software and related software support and maintenance fees.

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

The Company’s revenue recognition is relatively straightforward for the vast majority of its revenue. Over

Convergys Corporation 2005 Annual Report  49

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

90% of Customer Care’s revenues are derived from agent-related services. The Company typically recognizes these revenues as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. In a limited number of engagements where the client pays a fixed fee, the Company recognizes revenues, based on the specific facts and circumstances of the engagement, using the proportional performance method or upon final completion of the engagement. The Company sometimes earns supplemental revenues depending on the satisfaction of certain service levels or achievement of certain performance measurement targets. The supplemental revenues are recognized only after the required measurement targets are met. Customer Care’s remaining revenues are derived from collection services and professional and consulting services. Revenues for collection related services are recognized in the month collection payments are received based on a percentage of cash collected or other agreed upon contractual parameters. Revenues for professional and consulting are recognized as the services are performed.

IMG’s data processing revenues are recognized based on the number of invoices, subscribers or events that are processed by IMG using contractual rates. In connection with any new data processing outsourcing arrangements, IMG often must perform significant set-up activities or implementations, including the installation and customization of its proprietary software in its centers. Under these arrangements, a client does not take possession of the software nor has the right to take possession of the software without incurring a significant penalty. In accordance with EITF Issue 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” the implementations are not treated as separate elements. Accordingly, any proceeds collected for the implementations are deferred and recognized over the service period once IMG begins to deliver the data processing services.

The majority of IMG’s professional and consulting fees are invoiced monthly to the Company’s clients based on time and materials incurred at contractually agreed upon rates. In some instances, particularly as it relates to IMG’s international license arrangements, the Company invoices for professional and consulting services based upon a fixed fee. Professional and consulting services provided in connection with license arrangements are evaluated to determine whether those services are essential to the client’s functionality of the software. When significant customization or modification of the software and the development of complex interfaces are required to meet the client’s functionality, those services are considered essential. Accordingly, the related professional and consulting revenue is recognized together with the license fee using the percentage-of-completion method. The Company calculates the percentage of work completed by comparing contract costs incurred to date to total estimated contract costs at completion. Payment for these services sometimes is dependent on milestones (e.g., commencement of work, completion of design plan, completion of configuration, completion of customization). These milestone payments normally do not influence the Company’s revenue recognition as the scheduled payments coincide with the period of time the Company completes the work. When the professional and consulting services provided in connection with license arrangements are not considered essential or when professional and consulting services are provided in connection with outsourcing arrangements, the revenues are recognized as the related services are delivered.

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

50  Convergys Corporation 2005 Annual Report

In connection with its license arrangements, IMG typically is engaged to provide support and maintenance services. Revenues for support and maintenance services are recognized ratably over the term of the agreement. For these arrangements, IMG allocates the contract value to the elements based on fair value of the individual elements. Fair value is determined using vendor specific objective evidence (VSOE), which represents the normal pricing for these elements when sold separately. For a very limited number of its arrangements, the Company has not had sufficient VSOE of fair value of its undelivered elements, principally related to support and maintenance. As a result, revenue for the entire arrangement, including license fees and related professional and consulting fees, has been deferred and recognized over the term of the support and maintenance period.

Employee Care revenues are typically recognized as services are performed based on the number of employees or participants served by the Company using contractual rates. The Company sometimes earns supplemental revenues depending on the satisfaction of certain service levels or achievement of certain performance measurement targets. The supplemental revenues are recognized only after required measurement targets are met. Similar to IMG’s data processing arrangements, Employee Care’s arrangements normally involve significant initial set-up activities including the installation and customization of software, migration of participant data and writing of scripts. To the extent the client pays directly for the implementations, the Company defers the proceeds and recognizes it over the service period once Employee Care begins to deliver the services.

In addition, Employee Care’s arrangements often entail the delivery of multiple services (e.g., benefits administration, staffing, payroll and learning). These multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. EITF Issue 00-21 establishes the following criteria, all of which must be met, in order for a deliverable to qualify as a separate unit of accounting:

•	The delivered items have value to the client on a stand-alone basis.
•	There is objective and reliable evidence of the fair value of the undelivered items.
•	If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company.

If these criteria are met, each of the contractual services included in the contract is treated as separate units of accounting. If these criteria are not met, which has been the case for the majority of Employee Care contracts entered into to date, all of the services included are accounted for as a single unit of accounting. Revenue is then recognized either using a proportional performance method such as recognizing revenue based on transactional services delivered or on a straight-line basis once Employee Care begins to deliver the final service.

Convergys Corporation 2005 Annual Report  51

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

Stock Compensation — Convergys provides stock-based awards to certain employees and directors. In addition, in the past, the Company provided stock options to certain employees. The Company accounts for these awards using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. If the Company had elected to recognize compensation cost for the issuance of options to Company employees based on the fair value at the grant dates, prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” net income and earnings per share would have been impacted as follows:

	Year Ended December 31,
	2005	2004	2003

Net income:

Net income, as reported	$122.6	$111.5	$171.6

Add: Stock-based employee compensation expense determined under the intrinsic method, net of related tax effects	14.8	12.4	6.8

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18.4)	(34.7)	(45.3)

Pro forma	$119.0	$89.2	$133.1

Basic earnings per share:

As reported	$0.88	$0.79	$1.18

Pro forma	$0.85	$0.63	$0.91

Diluted earnings per share:

As reported	$0.86	$0.77	$1.15

Pro forma	$0.83	$0.61	$0.90

Income Taxes — The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS No. 109.

Other Comprehensive Income (Loss) — Components of other comprehensive income consist of currency translation adjustments, minimum pension liabilities, net of tax, and unrealized gains (losses) on hedging activities, net of tax. Foreign currency translation adjustments generally are not adjusted for income taxes as they relate to indefinite investments in non-U.S. operations.

Concentration of Credit Risk — In the normal course of business, the Company is exposed to credit risk. The principal concentrations of credit risk are cash deposits, accounts receivable and derivative instruments. The Company regularly monitors credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in a loss.

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

Cash Equivalents — Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Receivables — Trade receivables are comprised primarily of amounts owed to the Company through its billing and information services and software, customer care and employee care services and are presented net of an allowance for doubtful accounts of $10.0 and $17.9 at December 31, 2005 and 2004, respectively. Contracts with

52  Convergys Corporation 2005 Annual Report

individual clients determine when receivables are due, generally within 30-60 days, and whether interest is accrued on late payments.

Property and Equipment — Property and equipment is stated at cost. Depreciation is based on the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over a 30-year life, software over a three- to six-year life and equipment generally over a three- to five-year life. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease.

Software Development Costs — Research and development expenditures are charged to expense as incurred. The development costs of software to be marketed are charged to expense until technological feasibility is established and capitalized thereafter, subject to assessment of realizability. Amortization of the capitalized amounts is computed using the greater of the sales ratio method or the straight-line method over a life of four years or less. The Company did not capitalize any software development costs during the periods reported.

Internal Use Software — The Company follows SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” that requires the capitalization of certain expenditures for software that is purchased or internally developed for use in the business. Amortization of internal use software begins when the software is ready for service and continues on the straight-line method generally over a three-year life.

Goodwill and Other Intangibles — As discussed more fully in Note 5, goodwill is tested at least annually for impairment. Other intangibles are amortized over a straight-line basis with lives ranging from two to ten years and evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts.

Deferred Charges — In connection with certain of the Company’s outsourcing arrangements, the Company from time to time will incur direct and incremental costs, consisting principally of non-refundable cash payments to clients, to acquire or extend a contractual relationship. To the extent recovery of these costs is probable, the Company capitalizes these client acquisition costs (by analogy to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (SFAS No. 91)), and amortizes them ratably over the life of the contract as a reduction of revenue.

As more fully described under the heading, “Revenue Recognition,” the Company often performs, in connection with its outsourcing arrangements, certain set-up activities or implementations, including the installation and customization of its proprietary software in its centers. Additionally, with regard to certain arrangements where the Company does not have sufficient evidence of fair value of the undelivered elements, the Company defers all revenue related to the arrangement and recognizes it over the term of the service period. In connection with these arrangements, the Company capitalizes all direct and incremental implementation and multiple-element costs (by analogy to SFAS No. 91), to the extent recovery of these costs is probable, and amortizes them ratably over the life of the arrangements as costs of providing service.

In the event these costs are not deemed recoverable, the costs are expensed as incurred. The Company evaluates probability of recovery by considering profits to be earned during the term of the related contract, the creditworthiness of the client and, if applicable, contract termination penalties payable by the client in the event that the client terminates the contract early.

During 2005, 2004 and 2003, the Company capitalized $56.4, $48.2 and $98.8 of client acquisition and implementation costs, respectively. The related amortization for these years was $52.2, $50.1 and $40.4, respectively.

Investments — Up until June 2005, the Company owned 45% limited partnership interests in Cincinnati SMSA Limited Partnership and Cincinnati SMSA Tower Holdings LLC (the Cellular Partnerships). Cincinnati SMSA Limited

Convergys Corporation 2005 Annual Report  53

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

Partnership, a provider of wireless communications in central and southwestern Ohio and northern Kentucky, conducts its operations as a part of Cingular Wireless LLC (Cingular), a joint venture between AT&T Inc. and BellSouth Corporation and the largest wireless provider in the United States. Cingular is the general partner as well as a limited partner with a combined partnership interest of approximately 66%. AT&T Inc. is the general partner and a limited partner of Cincinnati SMSA Tower Holdings LLC, an operator of cellular tower space, with a combined partnership interest of approximately 53%.

On June 27, 2005, Cingular, the general partner of Cincinnati SMSA Limited Partnership (the Partnership), merged certain operating assets acquired from AT&T Wireless into the Partnership. Although the Company had the option of contributing cash into the Partnership in order to maintain its 45% ownership in the Partnership, it did not exercise this option. Accordingly, as a result of the merger, the Company’s ownership interest in the Partnership decreased to 33.8%. The merger did not impact the Company’s carrying value of its investment in the Partnership. The Company’s 45% ownership interest in Cincinnati SMSA Tower Holdings LLC did not change.

The general partners are authorized to conduct and manage the business of the Cellular Partnerships. The Company, as a limited partner, does not take part in, or interfere with, the day-to-day management of the Cellular Partnerships by the general partners. Limited partners are entitled to their percentage share of earnings and cash distributions, and responsible for their share of losses. The Company accounts for its interest in the Cellular Partnerships under the equity method of accounting.

Postemployment Benefits — The Company provides severance benefits to certain employees. Pursuant to SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” the Company accrues the benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.

Deferred Revenue and Government Grants — Client payments in excess of revenue recognized are recorded as deferred revenue. From time to time, the Company receives grants from local or state governments as an incentive to locate or retain operations in their jurisdictions. Depending on the arrangement, the grants are either received up-front or at the point the Company achieves the milestones set forth in the grant. The Company’s policy is to record the grant monies received as deferred income and recognize income as either a reduction of costs of service expense or selling, general and administrative expense as the milestones are met over the term of the grant. The terms of the grants range from 6 to 15 years. The Company’s deferred revenue and government grants amounted to $103.8 and $96.7 at December 31, 2005 and 2004, respectively.

Derivative Instruments — The Company’s risk management strategy includes the use of derivative instruments to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. The Company currently uses cash flow and fair value hedges. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. The Company generally enters into forward exchange contracts and options expiring within 36 months as hedges of anticipated cash flows denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. In using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, the Company exposes itself to counterparty credit risk. Additionally, the Company from time to time enters into interest rate swap agreements to effectively fix the interest rates of variable rate borrowings.

All derivatives, including foreign currency exchange contracts, are recognized in the balance sheet at fair value. Fair values for the Company’s derivative financial

54  Convergys Corporation 2005 Annual Report

instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. On the date the derivative contract is entered into, the Company determines whether the derivative contract should be designated as a hedge. For derivatives that are designated as hedges, the Company further designates the hedge as either a fair value or cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as fair value hedges are recorded in the consolidated statement of income along with the loss or gain on the hedged asset or liability. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in other comprehensive income, until the underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction in the consolidated statement of income. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. At December 31, 2005 and 2004, all hedges were determined to be effective.

The Company also periodically enters into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables and payables that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. The Company records changes in the fair value of these derivative instruments in the Consolidated Statements of Income and Comprehensive Income with other expenses.

Fair Value of Financial Instruments — Fair values of cash equivalents and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. Long-term debt carried on the Company’s Consolidated Balance Sheets at December 31, 2005 and 2004 has a carrying value that approximates its estimated fair value. The fair value of the Company’s $250 unsecured senior notes that are due in December 2009 (see Note 7 for further explanation) was approximately $236. The fair value is based on discounting future cash flows using current interest rates adjusted for risk. The fair value of short-term debt approximates its recorded value because of its short-term nature.

New Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R). This pronouncement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company was originally required to adopt SFAS No. 123R beginning July 1, 2005. However, as a result of the announcement made by the Securities and Exchange Commission on April 14, 2005 regarding the adoption of SFAS 123R, the Company has until January 1, 2006 to adopt the pronouncement. The adoption of this pronouncement is expected to result in approximately $1 of incremental stock compensation expense in 2006.

3. Acquisitions

2005

In August 2005, the Company acquired the finance and accounting business process outsourcing business of Deloitte Consulting Outsourcing LLC, a subsidiary of Deloitte Consulting LLP. This business provides finance and accounting outsourcing services to clients in multiple

Convergys Corporation 2005 Annual Report  55

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

industries ranging from communications to retail to professional services. This acquisition expands the Company’s outsourcing capabilities and is expected to help enable it to address the full service outsourcing needs of its clients. The Company paid approximately $5 for this acquisition of which $2.3 and $1.9 was allocated to goodwill and identifiable intangibles, respectively. The goodwill is deductible for tax purposes.

2004

In May 2004, the Company acquired 100% of the outstanding shares of Encore Receivable Management, Inc. (Encore), a Kansas-based provider of accounts receivable management and collection services. This transaction provided Customer Care entry into the accounts receivable management market and the ability to expand its business process outsourcing capabilities. The purchase price was $60. This includes a $7.0 purchase price adjustment paid during the third quarter of 2004, which was based on working capital acquired. In July 2005, the Company paid $6.8 in earn-out payments to the sellers, which was recorded as an addition to goodwill. The Company may have to pay the sellers up to $7 depending on future operating performance. Any future earn-outs paid will be treated as an addition to goodwill.

In May 2004, the Company also acquired 100% of the outstanding shares of DigitalThink, Inc., a custom learning company (DigitalThink). With this acquisition, Convergys has been able to provide its clients customized, on-demand courses; expand its capabilities in the human resource business process outsourcing market and support its human resource clients more efficiently by accelerating the effectiveness of customer support teams through on-the-job training for client programs. Convergys paid approximately $131 for the purchase, including transaction costs.

Additionally, in May 2004, the Company acquired 100% of the outstanding shares of WhisperWire, Inc. (WhisperWire), a provider of industry-specific sales effectiveness software. WhisperWire’s PowerSeller® software complements Convergys’ Infinys™ business support system for ordering, billing and customer care for converged voice, data and video services. In April 2004, the Company acquired 100% of the outstanding shares of two Singapore-based companies, Out-Smart.com Pte. Ltd. and i-Benefits Pte. Ltd. The acquisition of the businesses has helped Convergys expand its range of human resource and benefit services to companies in the Asian Pacific region. The combined purchase price of these three acquisitions was approximately $23.

In November 2004, the Company acquired Finali Corporation (Finali) for approximately $25 in cash. Finali was a contact center analytics firm that specialized in customer-driven business transformation and addresses the specific needs of the in-house contact center market. The acquisition of Finali has helped enable Convergys to create industry-specific benchmark data on customer interactions, which help clients identify and address gaps in business performance more quickly and effectively.

The following is a summary of the purchase price allocation related to the above acquisitions made by the Company during 2004:

Total purchase price, less $16.3 in acquired cash	$229.8

Allocation:

Accounts receivable and other current assets	$15.7

Tangible assets	13.7

Acquired software	12.5

Customer relationships	26.1

Non-compete agreements	2.6

Goodwill	130.2

Deferred taxes assets (operating tax carryforwards)	65.3

Other assets	0.3

Current liabilities	(26.4)

Deferred tax liabilities	(6.8)

Debt	(3.0)

Other liabilities	(0.4)

The above allocation includes the earn-out paid in 2005 related to Encore (as described above) and the purchase price adjustments made in 2005 related to deferred taxes (see Note 6 for further explanation).

56  Convergys Corporation 2005 Annual Report

The Company expects that approximately $33 of the goodwill is deductible for tax purposes.

The following unaudited pro forma information summarizes the combined results of operations of the Company and the businesses that were acquired in 2004 as though the acquisitions had occurred at the beginning of 2004.

Year Ended December 31,
2004

Revenues	$2,529.7

Net income	96.1

Diluted earnings per share	$0.66

2003

In February 2003, the Company acquired Cygent, Inc. (Cygent), a software provider of a Web-based customer, order and service management platforms for the communications industry. The purchase price was $3.5.

On December 31, 2003, the Company acquired certain billing and customer care assets from ALLTEL Communications Inc., a subsidiary of ALLTEL Corporation, Inc. (ALLTEL), for $37. The Company allocated $11.1 of the purchase price to goodwill and $23.9 to identifiable intangible assets, respectively. The entire portion of the goodwill is tax deductible. Through December 31, 2005, the Company increased goodwill by $7.9, related to earn-out payments payable to ALLTEL based on operating performance of the acquired assets. Of this amount, $3.4 and $0.8 was paid in 2005 and 2004, respectively. The remaining $3.7 was paid in early 2006. As part of the acquisition, Convergys began providing billing services to more than 10.5 million additional wireless and wireline subscribers, and added several new companies to its list of billing clients including Cingular Wireless LLC (Cingular), Centennial Communications and Commonwealth Telephone.

For all acquisitions, the Company began including the results of the acquired operations in the Company’s consolidated statements of income beginning on the date each operation was acquired.

4. Restructuring and Impairment

2005

To position itself for future growth by streamlining operations, the Company initiated restructuring plans in the second quarter and fourth quarter of 2005. The plan initiated during the second quarter resulted in a severance charge of $8.9, $8.3 of which pertained to Customer Care and $0.6 of which pertained to corporate. These actions, which affected approximately 300 professional and administrative employees, were substantially completed during the third quarter of 2005. The severance benefits were paid pursuant to the Company’s existing severance plans and employment agreements. $7.7 of the charge was cash related, while the remaining $1.2 consisted of a non-cash charge produced by the acceleration of equity-based awards.

Restructuring liability activity for the second quarter 2005 plan consisted of the following:

Cash portion of charge	$7.7

Severance payments	(7.7)

Balance at December 31, 2005	$0.0

During the fourth quarter of 2005, the Company took further actions to streamline its Customer Care and corporate operations. These severance actions consisted of involuntary headcount reductions affecting approximately 100 professional and administrative employees. Furthermore, the Company consolidated its Employee Care facilities, which involved the closure of one of its leased offices in North American in December 2005.

This resulted in a fourth quarter 2005 restructuring charge of $13.8, which consists of $12.7 of severance and $1.1 of facility closure costs. The facility abandonment component of the charge is equal to the future costs associated with the facility, net of the proceeds from any probable future sublease. Of the $12.7 of severance costs, which is being paid pursuant to the Company’s existing severance policy and employment agreements, $10.8 is cash related and $1.3 of the charge consists of a non-cash charge resulting from the acceleration of equity-based awards.

Convergys Corporation 2005 Annual Report  57

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

The remaining $0.6 consists of a curtailment charge related to the Company’s supplemental executive retirement plan. The Company began making the headcount reductions during the fourth quarter and expects to complete these by the end of second quarter of 2006. Through December 2005, the Company completed 45 of the planned headcount reductions.

Restructuring liability activity for the fourth quarter 2005 plan consisted of the following:

Cash portion of charge	$11.9

Severance payments	(2.1)

Balance at December 31, 2005	$9.8

In addition, during 2005, Customer Care reversed $1.5 accruals pertaining to facility abandonment costs that were provided under prior restructuring plans. The reversal resulted from our success with subleasing two contact centers.

Including the $1.5 reversal, the 2005 net restructuring charge was $21.2 ($13.2 after tax). Below is a summary of the 2005 charges by segment, including the $1.5 reversal:

	Customer Care	Employee Care	Corp.	Total

Severance costs	$15.3	$0.2	$6.1	$21.6

Facility closure costs	(1.5)	1.1	—	(0.4)

Net restructuring	$13.8	$1.3	$6.1	$21.2

2004

In order to streamline its operations and cost structure while strengthening its prospects for future growth, the Company initiated a restructuring plan during the fourth quarter of 2004 that affected approximately 750 professional and administrative employees worldwide. This resulted in a severance charge of $36.7, $32.3 of which was cash related. $3.3 of the charge reflected a non-cash charge resulting from the modification and acceleration of equity-based awards. The remaining $1.1 of the charge consisted of a curtailment charge related to our supplemental executive retirement plan and special termination benefit charges related to the Company’s postretirement plan.

The reduction in force took place through a combination of voluntary and involuntary separations. The severance benefits for the involuntary separations were paid pursuant to the Company’s existing severance plans or employment agreements. The voluntary separations were substantially completed in 2004. The Company completed the involuntary separations during the second quarter of 2005.

Restructuring liability activity for the 2004 plan consisted of the following:

	2005	2004

Balance at January 1	$26.9	$—

Charge	—	32.3

Severance payments	(25.6)	(5.4)

Other	0.1	—

Balance at December 31	$1.4	$26.9

The $1.4 principally relates to individuals that were terminated in 2005, but were paid their severance over time. These amounts will be fully paid by the second quarter of 2006.

The Laredo, Texas contact center was reopened to support a new, large, outsourcing agreement with a communications provider that was signed in December 2004. Accordingly, in the fourth quarter of 2004, the Company reversed $6.3 of an accrual related to facility abandonment costs that was recorded in connection with a prior restructuring accrual.

58  Convergys Corporation 2005 Annual Report

As a result of the severance costs and facility cost reversal, the Company recorded a net restructuring charge of $30.4 ($21.0 after tax) in the fourth quarter of 2004. The net charge by segment was as follows:

	IMG	Customer Care	Employee Care	Corp.	Total

Severance costs	$25.8	$2.8	$2.6	$5.5	$36.7

Facility closure costs	—	(6.3)	—	—	(6.3)

Net restructuring	$25.8	$(3.5)	$2.6	$5.5	$30.4

2002

In connection with a restructuring plan initiated in 2002, the Company made headcount reductions affecting professional and administrative employees worldwide and closed certain Customer Care and IMG facilities.

Restructuring liability activity for the 2002 plan consisted of the following:

	2005	2004

Balance at January 1	$32.6	$59.2

Reversal	(1.0)	(6.3)

Severance payments	—	(4.6)

Lease termination payments	(14.3)	(15.7)

Other	(1.3)	—

Balance at December 31	$16.0	$32.6

The remaining accrual reflects facility abandonment costs, which will be paid over several years until the leases expire. The accrual is equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. The Company used estimates, based on consultation with its real estate advisors, to arrive at the proceeds from any future sublease agreements. The Company will continue to evaluate its estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges in the future.

5. Goodwill and Other Intangible Assets

The Company is required to test goodwill for impairment annually and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the second step requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Fair value of the reporting unit was determined using a combination of the market approach and the income approach. Under the market approach, fair value is based on actual stock price or transaction prices of comparable companies. Under the income approach, value is dependent on the present value of net cash flows to be derived from the ownership. Based on the results of its first step impairment tests performed during the three years ended December 31, 2005, the Company had no goodwill impairment related to its four reporting units: Information Management International, Information Management North America, Customer Care and Employee Care. For three of the reporting units, the estimated fair value exceeded the carrying value by a substantial amount. If the discount rates used to value these reporting units increased by 100 basis points, the outcome would have not changed. On the other hand, with respect to the Employee Care reporting unit, a 100 basis point increase in the discount rate would have resulted in a step one failure. Also, the Company would have failed step one if the operating margin, reflected in the valuation of Employee Care, were decreased by 100 basis points. This would have required the Company to perform the second step of the impairment test as described above for the $128.6 of goodwill recorded by this reporting unit. The Company makes every reasonable effort to ensure that it accurately estimates the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss.

Convergys Corporation 2005 Annual Report  59

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

Below is a progression of goodwill for the Company’s segments for 2005 and 2004.

	Customer Care	Employee Care	IMG	Total

Balance at January 1, 2004	$510.9	$40.6	$174.8	$726.3

Acquisitions	34.8	86.2	4.7	125.7

Earn-out payments	—	—	0.8	0.8

Other	4.7	—	(2.5)	2.2

Balance at December 31, 2004	550.4	126.8	177.8	855.0

Acquisitions	—	2.3	—	2.3

Earn-out payments	6.8	—	7.1	13.9

Purchase price allocations	(0.7)	(0.9)	(0.7)	(2.3)

Other	3.1	0.4	(1.8)	1.7

Balance at December 31, 2005	$559.6	$128.6	$182.4	$870.6

See Note 3 for description of the acquisitions and earn-outs. Based on the final tax returns of the companies acquired in 2004, the Company finalized the allocation of the related deferred taxes in 2005. The other changes to goodwill in 2005 and 2004, principally reflect currency translation adjustments.

As of December 31, 2005 and 2004, the Company’s other intangible assets acquired through business combinations consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net

2005:

Software (classified with Property, Plant & Equipment)	$44.3	$(34.8)	$9.5

Customer relationships and other intangibles	129.4	(82.8)	46.6

Total	$173.7	$(117.6)	$56.1

2004:

Software (classified with Property, Plant & Equipment)	$44.3	$(29.5)	$14.8

Customer relationships and other intangibles	125.5	(67.5)	58.0

Total	$169.8	$(97.0)	$72.8

The intangible assets are being amortized using the following amortizable lives: two to seven years for software and two to ten years for customer relationships and other. The weighted average amortization period for intangible assets is seven years (six years for software, nine years for customer relationships and other).

Intangible amortization expense for the year ended December 31, 2005 was $21.2. Estimated intangible amortization expense for the four subsequent fiscal years is as follows:

For the year ended 12/31/06	$10

For the year ended 12/31/07	$8

For the year ended 12/31/08	$8

For the year ended 12/31/09	$8

Thereafter	$22

6. Income Taxes

The Company’s provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2005	2004	2003

Current:

United States federal	$19.5	$32.0	$56.5

Foreign	17.3	8.6	(7.4)

State and local	0.5	6.5	6.2

Total current	37.3	47.1	55.3

Deferred:

United States federal	45.4	22.4	39.9

Foreign	(0.2)	(3.9)	0.1

State and local	8.3	(3.7)	4.7

Total deferred	53.5	14.8	44.7

Total	$90.8	$61.9	$100.0

The Company’s combined pre-tax earnings (losses) from foreign subsidiaries were $37.9, $26.1 and $(15.5) during 2005, 2004 and 2003, respectively.

60  Convergys Corporation 2005 Annual Report

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each year:

	Year Ended December 31,
	2005	2004	2003

U.S. federal statutory rate	35.0%	35.0%	35.0%

Permanent differences	0.9	0.5	0.5

State and local income taxes, net of federal income tax benefit	1.6	0.6	2.6

Federal tax credits	(0.5)	(0.5)	(1.8)

Foreign rate differential and valuation allowances	(0.5)	(0.1)	(1.0)

Cash repatriations	5.3	—	—

Other	0.8	0.2	1.5

Effective rate	42.6%	35.7%	36.8%

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. During the fourth quarter of 2005, the Company repatriated approximately $187 from its controlled foreign corporations. As part of the repatriation, the Company triggered $24.3 of capital gains which were entirely offset by utilizing $24.3 of its $27.6 federal capital loss carryforward, for which a full valuation allowance previously had been recorded, the remaining $3.3 carryforward expired unutilized. Overall, the repatriations resulted in additional income tax expense of $11.4 (5.3%) or $0.08 per diluted share.

The Company’s foreign tax rate differential for 2005, 2004 and 2003 included $4.9 (2.3%), $3.8 (2.2%) and $2.0 (0.7%), respectively, of benefit derived from tax holidays in the Philippines and India. The diluted earnings per share impact of these items were $0.03, $0.03 and $0.01, respectively. The tax holidays in the Philippines end September 2007 and in India end March 2009.

The components of deferred tax assets and liabilities are as follows:

	At December 31,
	2005	2004

Deferred tax asset:

Loss & credit carryforwards	$121.4	$135.6

Pension and employee benefits	54.2	41.5

Restructuring charges	2.8	15.9

Deferred revenue	15.9	13.2

Other comprehensive income	10.8	—

Other	—	4.1

Valuation allowance	(78.0)	(75.7)

Total deferred tax asset	127.1	134.6

Deferred tax liability:

Depreciation and amortization	67.0	49.2

Deferred implementation costs	47.7	34.8

Other comprehensive income	—	13.7

Other	2.3	—

Total deferred tax liability	117.0	97.7

Net deferred tax asset	$10.1	$36.9

As of December 31, 2005, $41.2 of the valuation allowance relates to the Company’s foreign operations. During 2005, the operating results of the foreign entity that accounts for $29.6 of this valuation allowance continued to improve. In the event the Company later concludes that there is sufficient positive evidence that it is more likely than not that the related deferred tax assets will be realized, the valuation allowance will be reversed in full or in part. Of the $29.6, $15.8 will be credited to additional paid in capital when the related tax benefits are realized.

As of December 31, 2005, $26.6 of the valuation allowance relates to operating loss carryforwards acquired in connection with the business combinations made during 2004. Realization of these operating loss carryforwards will be recorded as a reduction of goodwill.

Convergys Corporation 2005 Annual Report  61

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

At December 31, 2005, the Company had the following operating loss carryforwards:

Category	Amount	Expiration

Federal	$182.3	Begin to expire in 2011 and can be utilized through 2023.

State	$302.5	$65.6 has no expiration date. Remainder begins to expire in 2006 and can be utilized through 2024.

Foreign	$120.6	$114.0 has no expiration date. Remainder begins to expire in 2009 and can be utilized through 2015.

The $182.3 of federal operating loss carryforwards, $121.4 of the state loss carryforwards and $2.0 of the foreign loss carryforwards were acquired in connection with business combinations. Utilization of the acquired federal and state tax loss carrryforwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986. In addition at December 31, 2005, the Company had $9.6 in state tax credits that expire from 2006 to 2008.

The Company has not provided for U.S. federal income taxes or foreign withholding taxes on $16.7 of undistributed earnings of its foreign subsidiaries at December 31, 2005, because such earnings are intended to be reinvested indefinitely. It is not practicable to determine the amount of applicable taxes that would be due if such were distributed.

The Company has filed or is in the process of filing federal, state and foreign tax returns that are subject to audit by the respective tax authorities. The Company is currently working to resolve tax audits related to prior years in various jurisdictions and anticipates the resolution of these audits in upcoming quarters. The Company believes that it is appropriately reserved with regard to these audits as of December 31, 2005. However, to the extent that the ultimate resolutions vary from the amounts reserved, such impact would be recorded to the tax provision in the period in which such resolution is reached.

7. Debt

Debt consists of the following:

	At December 31,
	2005	2004

Commercial paper	$—	$30.0

Canadian credit facility	85.7	—

UK credit facility	26.0	—

Senior notes	248.5	248.7

Mortgage debt	45.9	50.6

Other	26.1	22.4

Total debt	432.2	351.7

Less current maturities	134.7	49.5

Long-term debt	$297.5	$302.2

Weighted average interest rates:

Commercial paper	—	1.6%

Canadian credit facility	4.0%	—

UK credit facility	5.0%	—

Senior notes	5.0%	3.7%

Mortgage debt	4.4%	2.7%

Other	4.6%	6.4%

The Company’s debt is considered investment grade by the rating agencies. At December 31, 2005, the Company’s borrowing facilities included a commercial paper program backed by a credit facility with $325 in borrowing capacity that expires in December 2007. As of December 31, 2005, the Company had no commercial paper or short-term notes borrowed under this facility. Interest under the facility is based on LIBOR adjusted for an index related to the Company’s credit ratings. The commitment fee on the facility at December 31, 2005 was 0.15%. The participating agents in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank, Deutsche Bank AG, The Bank of Nova Scotia and Wachovia Bank. The Company’s credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-capitalization ratios. The Company’s interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense cannot be less than 4.00 to 1.00 for four consecutive quarters. The Company’s debt-to-capitalization ratio cannot be

62  Convergys Corporation 2005 Annual Report

greater than 0.6 to 1.0 at any time. The Company was in compliance with all covenants at December 31, 2005.

In November 2005, the Company entered into a senior unsecured revolving credit facility of 100.0 Canadian dollars (CAD) with The Bank of Nova Scotia. As of December 31, 2005, the Company had borrowing of CAD 100.0 ($85.7) under this facility. Interest under the facility is based on LIBOR adjusted for an index related to the Company’s credit ratings. The commitment fee on the facility at December 31, 2005 was 0.175%. The facility contains the same restrictive covenants included in the $325 credit facility and expires December 2008.

In December 2005, the Company entered into a credit overdraft facility of 15.0 British pounds (GBP) with Wachovia Bank. As of December 31, 2005, the Company had GBP 15.0 ($26.0) under this facility. The facility contains no restrictive covenants and expires December 2006.

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

In November 2003, the Company borrowed $55.5 under a 10-year mortgage. The proceeds were used to partially fund the Company’s purchase of its corporate headquarters facility in downtown Cincinnati, Ohio. The Company’s corporate headquarters facility secures the mortgage, which was purchased in October 2003. Interest rates under the mortgage are variable and based on LIBOR.

Other debt of $26.1 and $22.4 at December 31, 2005 and 2004, respectively, consisted of capital leases and international credit facilities.

At December 31, 2005, future minimum payments of the Company’s debt arrangements are as follows:

2006	$134.7

2007	6.0

2008	5.9

2009	254.1

2010	5.8

Thereafter	25.7

Total	$432.2

8. Sale of Receivables

The Company maintains a receivables purchase agreement with two third-party financial institutions, Falcon Asset Securitization Corporation and Fifth Third Bank, which expires December 2006. As certain of the Company’s domestic customers generate accounts receivable, those receivables are sold to Convergys Funding Corporation (CFC), a wholly owned, consolidated subsidiary of the Company. CFC then sells, on a revolving basis, an undivided percentage interest in designated pools of accounts receivable to the financial institutions.

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

At December 31, 2005 and 2004, the Company had sold $0.0 and $100.0 of outstanding receivables, respectively. Prior to 2006, the amounts sold were reflected as reductions of accounts receivable in the Consolidated Balance Sheets as of the respective dates. Increases and decreases in the amount sold are reported as operating cash flows in the Consolidated Statements of Cash Flows.

Convergys Corporation 2005 Annual Report  63

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

In January 2006, the parties to the agreement executed an amendment that eliminated certain restrictions pertaining to the Company’s ability to repurchase the receivables. As a result of this amendment, the Company believes that transfers made under this agreement can no longer be treated as sales. Accordingly, any future amounts transferred under this agreement will be treated as direct financing obligations. This amendment has no impact on the Company’s ability to utilize this facility for the full amount.

The cost of the program was $2.2 in 2005, $3.5 in 2004 and $2.2 in 2003. This cost is based on the amount and timing of outstanding sold receivables and is recorded as a component of interest expense.

9. Employee Benefit Plans

Pensions

The Company sponsors a defined benefit pension plan, which includes both a qualified and non-qualified portion, for all eligible employees (the cash balance plan). The Company also sponsors a non-qualified, unfunded executive deferred compensation plan and a supplemental, non-qualified, unfunded plan for certain senior executives. The pension benefit formula for the cash balance plan is determined by a combination of compensation-based credits and annual guaranteed interest credits. Benefits for the executive deferred compensation plan are based on employee deferrals, matching contributions and investment earnings on participant accounts. Benefits for the supplemental plan are based on age, years of service and eligible pay. Funding of the cash balance plan has been achieved through contributions made to a trust fund. The contributions have been determined using the aggregate cost method. The Company’s measurement date for all plans is December 31. The projected unit credit cost method is used for determining the unfunded executive pension cost for financial reporting purposes. Beginning in 2004, pension costs for the cash balance plan were determined based on the traditional unit credit cost method.

Pension cost for the cash balance plan included the following components:

	Year Ended December 31,
	2005	2004	2003

Service cost (benefits earned during the period)	$21.9	$18.3	$18.2

Interest cost on projected benefit obligation	10.3	9.8	11.1

Expected return on plan assets	(16.0)	(18.5)	(14.6)

Amortization and deferrals—net	0.5	0.1	0.3

Pension cost	$16.7	$9.7	$15.0

Other comprehensive loss	$41.2	$—	$—

The following table sets forth the cash balance plan’s funded status:

	At December 31,
	2005	2004

Change in benefit obligation:

Benefit obligation at beginning of year	$185.2	$160.0

Service cost	21.9	18.3

Interest cost	10.3	9.8

Actuarial (gain) loss	16.8	11.1

Benefits paid	(31.9)	(14.0)

Benefit obligation at end of year	$202.3	$185.2

Change in plan assets:

Fair value of plan assets at beginning of year	$187.0	$181.3

Actual return on plan assets	10.8	15.6

Employer contribution	1.0	4.1

Benefits paid	(31.9)	(14.0)

Fair value of plan assets at end of year	$166.9	$187.0

64  Convergys Corporation 2005 Annual Report

	At December 31,
	2005	2004

Funded status	$(35.5)	$1.8

Unrecognized prior service cost	3.3	3.9

Unrecognized net loss	41.2	19.1

Prepaid benefit expense	$9.0	$24.8

Accumulated benefit obligation at end of year	$202.3	$185.2

Intangible asset	3.3	—

Accumulated other comprehensive loss	41.2	—

Additional minimum pension liability	44.5	—

Estimated future benefit payments from the cash balance plan for the following five years are as follows:

2006	$16.0

2007	17.5

2008	19.1

2009	20.4

2010	20.9

2011-2015	121.3

Total	$215.2

Pension cost for the unfunded executive pension plans included the following components:

	Year Ended December 31,
	2005	2004	2003

Service cost (benefits earned during the period)	$4.5	$4.8	$3.8

Interest cost on projected benefit obligation	4.7	5.0	4.2

Curtailment charge	0.9	0.7	—

Amortization and deferrals—net	1.5	1.4	0.3

Pension cost	$11.6	$11.9	$8.3

Other comprehensive loss (income)	$2.1	$(11.6)	$15.2

The following table sets forth the unfunded executive pension plans’ funded status:

	At December 31,
	2005	2004

Change in benefit obligation:

Benefit obligation at beginning of year	$90.1	$79.3

Service cost	4.5	4.8

Interest cost	4.7	5.0

Amendments	—	3.0

Actuarial loss	4.3	4.7

Curtailment charge	(0.9)	(2.2)

Benefits paid	(8.7)	(4.5)

Benefit obligation at end of year	$94.0	$90.1

Funded status	$(94.0)	$(90.1)

Unrecognized prior service cost	2.8	4.1

Unrecognized net loss	22.8	20.5

Accrued benefit expense	$(68.4)	$(65.5)

	At December 31,
	2005	2004

Accumulated benefit obligation at end of year	$74.4	$72.2

Intangible asset	0.2	3.2

Accumulated other comprehensive loss	5.7	3.6

Additional minimum pension liability	5.9	6.8

Estimated future benefit payments from the unfunded executive plan for the following five years are as follows:

2006	$10.4

2007	8.0

2008	7.6

2009	6.6

2010	6.6

2011-2015	36.8

Total	$76.0

Convergys Corporation 2005 Annual Report  65

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

The following rates were used in determining the benefit obligations at December 31:

	At December 31,
	2005	2004

Discount rate—projected benefit obligation	5.25-5.50%	5.25-5.75%

Future compensation growth rate	4.00-4.50%	4.00-4.75%

Expected long-term rate of return on plan assets	8.50%	9.00%

The following rates were used in determining the pension cost for all years ended December 31:

	Year Ended December 31,
	2005	2004	2003

Discount rate—projected benefit obligation	5.25-5.75%	6.25%	6.75%

Future compensation growth rate	4.00-4.75%	4.00-4.75%	4.00-4.75%

Expected long-term rate of return on plan assets	8.50%	9.00%	9.00%

As of December 31, 2005 and 2004, plan assets for the cash balance plan consisted of approximately 71% of marketable equity and 29% of debt instruments, respectively, which is consistent with the Company’s targeted allocation. Plan assets for the cash balance plan included $6.6 and $6.2 of Company common shares at December 31, 2005 and 2004. The investment objectives for the plan assets are to generate returns that will enable the plan to meets its future obligations. The Company’s expected long-term rate of return was determined based on the asset mix of the plan, past performance and other factors. The Company contributed $1.0 and $4.1 in 2005 and 2004, respectively, to fund its cash balance plan in order to satisfy its ERISA funding requirements in pension contributions. The Company expects to make $13.3 in contributions in 2006.

Savings Plans

The Company sponsors defined contribution plans covering substantially all employees. The Company’s contributions to the plans are based on either matching a portion of the employee contributions or a percentage of employee earnings. Total Company contributions to the defined contribution plans were $13.9, $13.4 and $12.1 for 2005, 2004 and 2003, respectively. Plan assets for these plans included $60.9 and $62.3 of Company common shares at December 31, 2005 and 2004, respectively.

Employee Postretirement Benefits Other Than Pensions

The Company sponsors postretirement health and life insurance plans for certain eligible employees. The Company funds life insurance benefits of certain retirees through a Voluntary Employee Benefit Association (VEBA) trust. Contributions to the VEBA are subject to IRS limitations developed using the aggregate cost method. The Company’s postretirement benefit cost was $3.2, $3.9 and $2.7 for 2005, 2004 and 2003, respectively. The $3.9 recognized in 2004 includes $0.4 in special termination benefits that resulted from the 2004 restructuring plan disclosed in Note 4 of Notes to Consolidated Financial Statements. The accrued benefit costs pertaining to these benefits of $20.1 and 17.9, at December 31, 2005 and 2004, respectively, are classified with other long-term liabilities.

10. Common and Preferred Shares

On February 25, 2003, the Company’s Board of Directors authorized the repurchase of 10 million of its common shares. On April 2, 2003, the Board of Directors authorized the additional repurchase of up to 10 million of its common shares. On June 28, 2005, the Company’s Board of Directors authorized the repurchase of up to an additional 10 million common shares. Through December 31, 2005, the Company repurchased 19.2 million shares for total costs of $271.8 pursuant to these authorizations. In February 2006, the Company repurchased 0.2 million shares for total costs of $3.1. The Company may repurchase 10.6 million additional shares pursuant to these authorizations.

Below is a summary of the Company’s share repurchases for the years ended December 31, 2005, 2004 and 2003:

2005	3.7 million	$49.6

2004	1.9 million	$26.3

2003	13.6 million	$195.9

66  Convergys Corporation 2005 Annual Report

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

Preferred Shares

The Company is authorized to issue up to 5 million preferred shares, of which 4 million would have voting rights. At December 31, 2005 and 2004, there were no preferred shares outstanding.

11. Stock-Based Compensation Plans

At December 31, 2005, the Company had authorized 38 million common shares for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan (Convergys LTIP), as amended on February 24, 2004. The Convergys LTIP provides for the issuance of stock-based awards to certain employees. Convergys accounts for its stock-based compensation plan under the intrinsic value method of accounting as defined by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

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

The Company also granted stock options with exercise prices that are no less than market value of the stock at the grant date, have a ten-year term and have vesting terms of three to four years. Since early 2004, the Company has not issued any stock options to employees or directors. Instead, the Company began granting certain employees and directors restricted stock units. Unlike restricted stock awards discussed above, a holder of restricted stock units is not entitled to dividend and voting rights. Under the terms of the awards, the restrictions lapse over a period of three to six years and, in certain cases, are subject to performance measures. The amount of compensation expense recognized for stock-based compensation was $23.5, $19.2 and $10.7 in 2005, 2004 and 2003, respectively.

Presented below is a summary of Company stock option activity:

Shares in Thousands	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2002	17,528	$27.70

Options granted in 2003	5,385	$12.08

Options exercised in 2003	(857)	7.47

Options forfeited in 2003	(866)	26.61

Options outstanding at December 31, 2003	21,190	$24.59

Options exercisable at December 31, 2003	13,123	$24.16

Options granted in 2004	4	$19.12

Options exercised in 2004	(771)	7.36

Options forfeited in 2004	(956)	27.15

Options outstanding at December 31, 2004	19,467	$25.10

Options exercisable at December 31, 2004	15,226	$26.31

Options granted in 2005	—	—

Options exercised in 2005	(1,159)	$8.97

Options forfeited in 2005	(1,424)	28.74

Options outstanding at December 31, 2005	16,884	$25.91

Options exercisable at December 31, 2005	15,349	$27.31

Convergys Corporation 2005 Annual Report  67

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

The following table summarizes the status of the Company stock options outstanding and exercisable at December 31, 2005:

Shares in Thousands		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.84 to $1.86	2	0.1	$0.84	2	$0.84

$1.87 to $11.55	2,741	6.8	11.33	1,323	11.10

$12.00 to $15.00	2,220	4.0	14.16	2,202	14.18

$15.02 to $17.44	1,806	2.1	17.03	1,734	17.06

$17.54 to $22.22	1,929	3.1	21.42	1,902	21.46

$24.75 to $29.32	190	6.3	27.66	190	27.66

$29.53 to $29.53	2,015	4.0	29.53	2,015	29.53

$29.77 to $36.49	225	5.3	33.36	225	33.36

$36.67 to $36.67	2,623	6.0	36.67	2,623	36.67

$37.12 to $52.53	3,133	4.9	42.88	3,133	42.88

Total	16.884	4.7	$25.91	15,349	$27.31

During 2005, 2004 and 2003, the Company granted 2.0, 2.0 and 0.5 million of restricted stock and restricted stock units, respectively. The weighted average fair value of these grants were $13.97, $15.14 and $13.05.

The weighted average fair value on the date of grant for the Convergys options granted during 2004 and 2003 was $7.48 and $5.00, respectively. Such amounts were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2004	2003

Expected volatility	45.7%	49.4%

Risk free interest rate	3.0%	2.9%

Expected holding period, in years	4	4

The Company has historically applied a nominal vesting approach for employee stock-based compensation awards with retirement eligible provisions. Under the nominal vesting approach, the Company recognizes compensation cost over the vesting period and, if the employee retires before the end of the vesting period, the Company recognizes any remaining unrecognized compensation cost at the date of retirement. Upon adoption of SFAS 123R, the Company will be required to apply a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting. Had the Company applied the non-substantive vesting period approach, additional pre-tax compensation cost of $1.8, $3.0 and $0.0 would have been recognized for 2005, 2004 and 2003, respectively.

12. Commitments and Contingencies

Commitments

The Company leases certain facilities and equipment used in its operations under operating leases. Total rent expense was $98.9, $93.1 and $111.5 in 2005, 2004 and 2003, respectively.

At December 31, 2005, the total minimum rental commitments under non-cancelable operating leases are as follows:

2006	$67.2

2007	48.4

2008	32.7

2009	23.6

2010	16.8

Thereafter	40.5

Total	$229.2

68  Convergys Corporation 2005 Annual Report

The Company leases certain equipment and facilities used in its operations under operating leases. This includes the Company’s office complex in Orlando, Florida, which is leased from Wachovia Development Corporation (Lessor), a wholly owned subsidiary of Wachovia Corporation, under a 7-year agreement that expires in June 2010. Upon termination or expiration of the lease, the Company must either purchase the property from the Lessor for $65.0, or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than the $65.0, the amount paid by the Lessor for the purchase of the complex from an unrelated third party, the Company has agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, the Company is entitled to collect the excess. At the inception of the lease, the Company recognized a liability of approximately $5 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. The Company recorded the liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which is being amortized to rental expense over the lease term. The liability will remain on the balance sheet until the end of the lease term. Under the terms of the lease, the Company also provides certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. The Company does not expect such amounts, if any, to be material. The Company has concluded that it is not required to consolidate the Lessor pursuant to Financial Accounting Standards Board Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51.

At December 31, 2005, the Company had outstanding letters of credit of approximately $33 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material.

The Company also has purchase commitments with two telecommunications providers of $31.7 and $15.0 in 2006 and 2007, respectively.

Contingencies

The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business. The Company believes that the results of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition.

As disclosed in Note 2, Convergys is a limited partner of Cincinnati SMSA Limited Partnership. From December 2003 through February 2004, six separate lawsuits were filed in the Court of Common Pleas, Cuyahoga County, Ohio, against Cincinnati SMSA Limited Partnership and other defendants. Five of the suits were filed by companies purporting to be resellers (the “Resellers Cases”), while the sixth was filed by an individual consumer purporting to represent a class of damaged consumers (the “Consumer Case”). Each of the Reseller Cases seeks damages ranging from $1 to $3 plus treble damages under Ohio law. The Consumer Case seeks damages in excess of $60 and treble damages under Ohio law. All five of the Reseller Cases were dismissed. However, during the fourth quarter of 2005, two of these dismissals were reversed and reinstated by the Ohio 8th District Court of Appeals. Cincinnati SMSA Limited Partnership is seeking review of these two reversals in the Ohio Supreme Court. Two of the dismissed cases were refiled with the Public Utilities Commission of Ohio (PUCO). These two refiled cases were subsequently dismissed by the PUCO.

A motion by Cincinnati SMSA Limited Partnership to dismiss the Consumer Case was granted, in part, and overruled, in part, by the trial court. Cincinnati SMSA Limited Partnership is seeking review by the Ohio Supreme Court of that part of the trial court’s decision that overruled the motion to dismiss.

Convergys Corporation 2005 Annual Report  69

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

Pursuant to the partnership agreement, Convergys, as a limited partner, has no right to direct or participate in the defense of these actions, and, therefore, has no current ability to assess the merit of any claims made in these actions or identify any possible loss that could result from these claims against the partnership.

GDXdata (GDX), an electronic document management company previously engaged by the Company to perform work under the Company’s human resources outsourcing contract with the State of Florida, is a defendant in an action filed on behalf of the state by two former employees of GDX on or around March 1, 2005 under seal in the Circuit Court of the Second Judicial Circuit in Leon County, Florida. The complaint alleges that GDX caused the State of Florida to pay improper invoices for work performed by GDX under a subcontract with Convergys and seeks damages from GDX based on the amount of the allegedly improper invoices. Convergys is not a party to this litigation and continues to work with the State to investigate the allegations. At this time, the Company has no reason to believe that the state will seek to terminate the Company’s contract due to the actions of GDX.

13. Additional Financial Information

	At December 31,
	2005	2004

Property and equipment, net:

Land	$17.0	$17.0

Buildings	144.9	128.0

Leasehold improvements	157.5	154.2

Equipment	567.2	538.1

Software	374.2	348.9

Construction in progress and other	38.6	43.6

	1,299.4	1,229.8

Less: Accumulated depreciation	(894.7)	(813.2)

	$404.7	$416.6

	At December 31,
	2005	2004

Payables and other current liabilities:

Accounts payable	$31.1	$23.3

Accrued taxes	57.0	68.7

Accrued payroll-related expenses	117.0	119.4

Deferred compensation	57.9	57.4

Accrued expenses, other	88.2	91.9

Restructuring and exit costs	28.1	61.2

Deferred revenue and government grants	103.8	96.7

	$483.1	$518.6

Accumulated Other Comprehensive Income

	At December 31,
	2005	2004

Accumulated other comprehensive income:

Currency translation adjustments	$21.9	$16.0

Minimum pension liability, net of tax of $16.4 and $1.2	(30.5)	(2.4)

Unrealized gain on hedging activities, net of tax of $5.7 and $15.0	10.5	24.5

	$1.9	$38.1

Cellular Partnerships

Summarized financial information for the Cellular Partnerships is as follows:

	At December 31,
	2005	2004	2003

Current assets	$49.4	$20.3	$31.8

Non-current assets	235.7	185.0	195.2

Current liabilities	36.2	25.2	18.6

Non-current liabilities	104.7	100.4	102.0

	Year Ended December 31,
	2005	2004	2003

Revenues	$338.7	$236.6	$213.0

Operating income (loss)	30.1	8.2	(24.0)[1]

Net income (loss)	32.6	4.5	(28.0)[1]

[1]	Includes a $22.0 loss related to the settlement of a lawsuit against Cincinnati SMSA Limited Partnership during 2003.

70  Convergys Corporation 2005 Annual Report

14. Industry Segment and Geographic Operations

Industry Segment Information

As described in Note 1, the Company has three segments, which are identified by service offerings. Customer Care provides outsourced customer care services. Employee Care provides outsourced employee care services. IMG provides outsourced billing and information services and software. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus. The IMG reporting segment represents an aggregation of its IMG North American and International operating segments. The Company believes that the two IMG operating segments meet all criteria required for aggregation.

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Year Ended December 31,
	2005	2004	2003

Revenues:

Customer Care	$1,641.5	$1,594.2	$1,406.2

Employee Care	162.5	145.0	98.7

IMG	778.1	748.5	788.7

Less intersegment	—	—	(4.8)

	$2,582.1	$2,487.7	$2,288.8

Depreciation:

Customer Care	$68.7	$68.7	$67.7

Employee Care	11.4	7.6	2.9

IMG	32.3	32.9	30.6

Corporate	13.7	9.9	7.7

	$126.1	$119.1	$108.9

Amortization:

Customer Care	$10.7	$9.5	$7.8

Employee Care	2.5	1.9	1.0

IMG	8.0	10.7	6.3

	$21.2	$22.1	$15.1

	Year Ended December 31,
	2005	2004	2003

Operating Income (Loss):

Customer Care	$154.3	$184.5	$181.8

Employee Care	(50.4)	(53.1)	(2.5)

IMG	145.1	73.0	119.4

Corporate and other	(25.4)	(18.9)	(6.3)

	$223.6	$185.5	$292.4

Restructuring Charges:

Customer Care	$13.8	$(3.5)	$—

Employee Care	1.3	2.6	—

IMG	—	25.8	—

Corporate and other	6.1	5.5	(1.0)

	$21.2	$30.4	$(1.0)

Capital Expenditures:

Customer Care	$44.8	$64.8	$46.0

Employee Care	14.2	8.0	5.1

IMG	26.0	44.0	25.6

Corporate and other	46.4	39.4	97.1

	$131.4	$156.2	$173.8

	At December 31,
	2005	2004

Total Assets:

Customer Care	$819.0	$955.0

Employee Care	281.3	287.2

IMG	484.5	577.3

Corporate and other	826.6	379.3

	$2,411.4	$2,198.8

Intersegment revenues are for services charged at rates which approximate cost.

Convergys Corporation 2005 Annual Report  71

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

Geographic Operations

The following table presents certain geographic information regarding the Company’s operations:

	Year Ended December 31,
	2005	2004	2003

Revenues:

North America	$2,353.7	$2,281.9	$2,087.7

Rest of World	228.4	205.8	201.1

	$2,582.1	$2,487.7	$2,288.8

	At December 31,
	2005	2004	2003

Long-lived Assets:

North America	$1,375.1	$1,366.7	$1,203.1

Rest of World	165.5	162.5	154.0

	$1,540.6	$1,529.2	$1,357.1

Concentrations

The Customer Care and IMG segments derive significant revenues from Cingular Wireless. Cingular Wireless acquired AT&T Wireless on October 26, 2004. See further discussion of Cingular under the Item 7, “Risks Relating to Convergys and Its Business.”

Revenues from Cingular were 15.9%, 20.1% and 21.2% of the Company’s consolidated revenues for 2005, 2004 and 2003, respectively. Related accounts receivable from Cingular totaled $59.5 and $84.8 at December 31, 2005 and 2004, respectively.

15. Earnings Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Shares in Millions	Net Income	Shares	Per Share Amount

2005:

Basic EPS	$122.6	140.0	$0.88

Effect of dilutive securities:

Stock-based compensation arrangements	—	2.9	0.02

Diluted EPS	$122.6	142.9	$0.86

Shares in Millions	Net Income	Shares	Per Share Amount

2004:

Basic EPS	$111.5	141.4	$0.79

Effect of dilutive securities:

Stock-based compensation arrangements	—	4.0	0.02

Diluted EPS	$111.5	145.4	$0.77

2003:

Basic EPS	$171.6	145.7	$1.18

Effect of dilutive securities:

Stock-based compensation arrangements	—	3.1	0.03

Diluted EPS	$171.6	148.8	$1.15

The diluted EPS calculation excludes the effect of 11.4 million, 14.5 million and 13.7 million outstanding stock options for the years ended December 31, 2005, 2004 and 2003, respectively, because they are anti-dilutive.

16. Financial Instruments

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

Based on market conditions, the Company terminated this swap agreement on June 1, 2005. In connection with the settlement of the derivative instrument, the Company paid the counterparty $1.7, the fair value of the swap on June 1, 2005. The $1.7 paid on the termination has been treated as a debt discount and, hence, is being amortized

72  Convergys Corporation 2005 Annual Report

as interest expense over the term of the notes. Including the amortization of the debt discount and debt issuance fees, the effective weighted average interest rate over the life of the debt is expected to be 5.07%. The Company had a derivative liability of $1.3 related to this swap as of December 31, 2004.

The Company had derivative liabilities related to outstanding forward exchange contracts and options maturing within 36 months, consisting primarily of Canadian dollar, Indian rupee, Philippine peso, the British pound and euro contracts with a notional value of $609.6 and $648.4 at December 31, 2005 and 2004, respectively. These derivatives were classified as other current assets of $23.6 and $39.8 and other current liabilities of $3.7 and $1.7 at December 31, 2005 and 2004, respectively. The Company recorded deferred tax liabilities of $5.7 and $15.0 related to these derivatives at December 31, 2005 and 2004. A total of $10.5 and $24.5 of deferred gains, net of tax, on derivative instruments in 2005 and 2004, respectively, were accumulated in other comprehensive income. Of the $10.5, $9.9 is expected to be reclassified to earnings during the next 12 months.

During 2005, 2004 and 2003, the Company recorded gains/(losses) of $31.3, $31.1 and $24.0, related to the settlement of forward contracts that were designated as cash flow hedges. These amounts have been classified together with the hedged transactions in the consolidated statement of income as costs of providing service.

During 2005, the Company discontinued cash flow hedge accounting treatment for a limited number of forward exchange contracts when it was determined that the forecasted transaction was not going to occur. Accordingly, the Company reclassified $0.3 of gains from other comprehensive income to earnings (classified with other expense) as a result of the discontinuance of cash flow hedges. There were no similar reclassifications in prior years.

During 2005, 2004 and 2003, the Company recognized $5.4, $(1.4) and $(0.3) of other expense related to changes in the fair value of derivative instruments not designated as hedges.

During 2005, 2004 and 2003, the Company recorded foreign currency gains (losses) of $(7.1), $(2.1) and $1.2, respectively. This was classified with other expenses.

17. Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter		3rd Quarter	4th Quarter		Total
2005:
Revenues	$637.3	$630.4		$644.8	$669.6		$2,582.1
Operating income	$51.9	$38.0		$67.0	$66.7		$223.6
Net income	$31.2	$25.6		$42.4	$23.4		$122.6
Earnings per share:
Basic	$0.22	$0.18		$0.30	$0.17		$0.88
Diluted	$0.22	$0.18		$0.30	$0.16		$0.86

2004:
Revenues	$573.9	$601.7		$639.9	$672.2		$2,487.7
Operating income	$54.9	$46.2		$53.6	$30.8		$185.5
Net income	$32.5	$28.7		$30.1	$20.2		$111.5
Earnings per share:
Basic	$0.23	$0.20		$0.21	$0.14		$0.79
Diluted	$0.22	$0.20		$0.21	$0.14		$0.77

Segment Data:

Customer Care

2005:
Revenues	$411.9	$391.7		$413.4	$424.5		$1,641.5
Operating income	$38.8	$19.6	[1]	$48.8	$47.1	[2]	$154.3

2004:
Revenues	$362.6	$381.3		$414.8	$435.5		$1,594.2
Operating income	$42.4	$42.3		$46.7	$53.1	[3]	$184.5

Convergys Corporation 2005 Annual Report  73

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Employee Care

2005:
Revenues	$35.6	$38.0	$40.7	$48.2	$162.5
Operating income	$(17.3)	$(12.5)	$(10.5)	$(10.1)[4]	$(50.4)

2004:
Revenues	$28.3	$36.5	$41.4	$38.8	$145.0
Operating income	$(10.9)	$(12.6)	$(11.0)	$(18.6)[5]	$(53.1)

IMG

2005:
Revenues	$189.8	$200.7	$190.7	$196.9	$778.1
Operating income	$33.4	$36.4	$34.5	$40.8	$145.1

2004:
Revenues	$183.0	$183.9	$183.7	$197.9	$748.5
Operating income	$24.5	$20.9	$22.3	$5.3 [6]	$73.0

[1]	Includes $8.3 in restructuring charges.
[2]	Includes $5.5 in restructuring charges.
[3]	Includes a restructuring credit of $3.5.
[4]	Includes $1.3 in restructuring charges.
[5]	Includes $2.6 in restructuring charges.
[6]	Includes $25.8 in restructuring charges.

74  Convergys Corporation 2005 Annual Report

Item 9., 9A. and 9B.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements with accountants on any accounting or financial disclosure or auditing scope or procedure occurred during 2005.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with general counsel, the chief accounting officer and other key employees, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Sarbanes-Oxley Act) as of the year ended December 31, 2005. Based on this review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act, as amended, is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Convergys’ management is also responsible for establishing and maintaining adequate internal control over financial reporting that is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s independent registered accounting firm, Ernst & Young LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 43.

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

Item 9B. Other Information

None.

Convergys Corporation 2005 Annual Report  75

Part III and Part IV

Part III

Item 10. Directors and Officers of the Registrant

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors, Audit Committee financial experts, Code of Ethics and Section 16 compliance is incorporated herein by reference to the section of the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 18, 2006.

Certain information concerning the executive officers of the Company is contained on Page 13 of this Form 10-K.

Item 11. Executive Compensation

The Executive Compensation section is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 18, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Share Ownership of Directors and Officers section is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 18, 2006.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 18, 2006.

Part IV

Item 15. Exhibits, Financial Statement Schedule

Item 15(a)(1) and (2). List of Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Convergys are included in Item 8:

Page
(1) Consolidated Financial Statements:

Consolidated Statements of Income and Comprehensive Income	45

Consolidated Balance Sheets	46

Consolidated Statements of Cash Flows	47

Consolidated Statements of Shareholders’ Equity	48

Notes to Consolidated Financial Statements	49

Report of Independent Registered Public Accounting Firm	44
(2) Financial Statement Schedule:

II—Valuation and Qualifying Accounts	79

Financial statement schedules other than that listed above have been omitted because the required information is not required or applicable.

(3) Exhibits:

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

Exhibit Number

3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to Form S-3 filed on August 10, 2000, File No. 333-43404.)

3.2	Regulations of the Company. (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-53619.)

4	Rights Agreement dated November 30, 1998 between Convergys Corporation and The Fifth Third Bank. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed December 23, 1998, File No. 001-14379.)

76  Convergys Corporation 2005 Annual Report

Part IV (continued)

10.1	Convergys Corporation 1998 Long-Term Incentive Plan as amended effective as of February 24, 2004. (Incorporated by reference to Appendix III of the Company’s proxy statement on Schedule 14A dated March 12, 2004.)

10.2	Convergys Corporation Deferred Compensation and LTIP Award Deferral Plan for Non-Employee Directors as amended and restated effective February 24, 2004. (Incorporated by reference to Exhibit 10.24 to Form 10-Q filed on August 9, 2004.)

10.3	Convergys Corporation Executive Deferred Compensation Plan as amended October 29, 2001 and February 24, 2004. (Incorporated by reference to Exhibit 10.3 to the Company’s 2001 Annual Report on Form 10-K and to Exhibit 10.25 to Form 10-Q filed on August 9, 2004.)

10.4	Employment Agreement between the Company and James F. Orr and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.8 to the Company’s 1998 Annual Report on Form 10-K filed on March 29, 1999.)

10.5	Employment Agreement between the Company and Steven G. Rolls and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.10 to the Company’s 1998 Annual Report on Form 10-K filed on March 29, 1999.)

10.6	Employment Agreement between the Company and David F. Dougherty and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.12 to the Company’s 1998 Annual Report on Form 10-K filed on March 29, 1999.)

10.7	Employment Agreement between the Company and Earl C. Shanks. (Incorporated by reference to Exhibit 10.10 to the Company’s 2003 Annual Report on Form 10-K filed on March 5, 2004.)

10.8	Employment Agreement between the Company and William H. Hawkins II. (Incorporated by reference to Exhibit 10.9 to the Company’s 2003 Annual Report on Form 10-K filed on March 5, 2004.)

10.9	Convergys Corporation Supplemental Executive Retirement Plan as amended and restated effective February 27, 2001 and subsequently amended effective January 1, 2004. (Incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 3, 2005.)

10.10	Convergys Corporation Employee Stock Purchase Plan. (Incorporated by reference to Appendix IV of the Company’s proxy statement on Schedule 14A filed on March 12, 2004.)

10.11	$325,000,000 Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 21, 2004. (Incorporated by reference to Form 8-K dated December 22, 2004.)

10.12	Convergys Corporation Retirement and Savings Plan. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on July 19, 2002, File No. 333-96733.)

10.13	Participation Agreement between Convergys Corporation, Various Guarantors and Wachovia Development Corporation dated as of June 30, 2003. (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 12, 2003.)

10.14	Amended and Restated Lease Agreement between Wachovia Development Corporation and Convergys Corporation as of June 30, 2003. (Incorporated by reference to Exhibit 10.2 to Form 10-Q on August 12, 2003.)

10.15	Security Agreement between Wachovia Development Corporation and Wachovia Bank, National Association and accepted and agreed to by Convergys Corporation as of June 30, 2003. (Incorporated by reference to Exhibit 10.3 to Form 10-Q on August 12, 2003.)

10.16	Assignment and Recharacterization Agreement between Convergys Corporation, Wells Fargo Bank Northwest, National Association, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 to Form 10-Q on August 12, 2003.)

Convergys Corporation 2005 Annual Report  77

Part IV (continued)

10.17	$55,500,000 Promissory Note with General Electric Capital Assurance Company dated as of November 7, 2003. (Incorporated by reference to Exhibit 10.20 to the Company’s 2003 Annual Report of Form 10-K filed on March 5, 2004.)

10.18	Amendment to the Receivables Purchase Agreement. (Incorporated by reference to Exhibit 10 to Form 8-K filed on January 24, 2006.)

10.19	Geneva Technology Limited Unapproved Share Option Scheme 1998. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on August 7, 2001, File No. 333-66992.)

10.20	Convergys Corporation Canadian Employee Share Plan. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on December 29, 1999, File No. 333-86137.)

10.21	Supplemental Indenture No. 1 for the $250,000,000 of 4.875% Senior Notes dated December 16, 2004. (Incorporated by reference to Item 8.01 to Form 8-K filed on December 22, 2004.)

10.22	Annual Executive Incentive Plan. (Incorporated by reference to Exhibit 1 to Form 8-K filed on February 24, 2005, File No. 001-14379.)

10.23	Form Time-Based Restricted Stock Unit Award Agreement for Non-Employee Directors. (Incorporated by reference to Exhibit 10.23 to Form 10-K filed on March 3, 2005.)

10.24	Form Time-Based Restricted Stock Unit Award Agreement for Employees.

10.25	Form Performance-Based Restricted Stock Unit Award Agreement.

10.26	Form Performance-Based Restricted Stock Unit Award Agreement for Senior Executives.

10.27	Form Performance Unit Award Agreement. (Incorporated by reference to Exhibit 10.27 to Form 10-K filed on March 3, 2005.)

10.28	Summary of Description of Compensation of Directors. (Incorporated by reference to Exhibit 10.28 to Form 10-Q filed on May 5, 2005.)

10.29	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 15, 2005.)

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

14	Code of Ethics (Incorporated by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 18, 2006.)

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Rule 13(a)-14(a) Certification by Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification by Chief Financial Officer.

32	Section 1350 Certifications.

The Company will furnish, without charge, to a security holder upon request, a copy of the documents, or the portions thereof, which are incorporated by reference, and will furnish any other exhibit at cost.

Item 15(b) and (c). Exhibits and Financial Statement Schedule

The responses to these portions of Item 15 are submitted as a separate section of this report.

78  Convergys Corporation 2005 Annual Report

Convergys Corporation

Schedule II — Valuation and Qualifying Accounts

(Millions of Dollars)

COL. A	COL. B	COL. C				COL. D		COL. E
		Additions
		(1)		(2)
Description	Balance at Beginning of Period	Charged to Expense		Charged to Other Accounts		Deductions		Balance at End of Period

Year 2005

Allowance for Doubtful Accounts	$17.9	$4.8		—		$12.7	[a]	$10.0

Deferred Tax Asset Valuation Allow.	$75.7	$3.5	[b]	$(1.2)[c]		$—		$78.0

Restructuring Reserve	$61.2	$18.1		—		$51.2		$28.1

Year 2004

Allowance for Doubtful Accounts	$20.4	$1.6		—		$4.1	[a]	$17.9

Deferred Tax Asset Valuation Allow.	$37.6	$5.4	[d]	$32.7	[c]	—		$75.7

Restructuring Reserve	$62.7	$26.0		—		$27.5		$61.2

Year 2003

Allowance for Doubtful Accounts	$15.7	$8.1		—		$3.4	[a]	$20.4

Deferred Tax Asset Valuation Allow.	$47.0	$2.6	[e]	—		$12.0	[f]	$37.6

Restructuring Reserve	$91.7	$(1.0)		—		$28.0		$62.7

[a]	Primarily includes amounts written off as uncollectible.
[b]	Amounts relate to valuation allowances recorded for state and foreign operating loss carryforwards and domestic capital loss carryforwards.
[c]	Includes valuation allowances related to operating loss carryforwards acquired in connection with business combinations made during 2004, as well as the impact of foreign currency translation adjustment.
[d]	Amounts relate to valuation allowances recorded for state and foreign operating loss and tax credit carryforwards.
[e]	Amounts relate to valuation allowances recorded for foreign operating and domestic capital loss carryforwards.
[f]	Includes the reversal of valuation allowances related to operating loss carryforwards and a 2003 IRS audit settlement of capital loss carryforwards.

Convergys Corporation 2005 Annual Report  79

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERGYS CORPORATION

March 6, 2006	By	/s/ Earl C. Shanks
Earl C. Shanks Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

JAMES F. ORR* James F. Orr	Chairman of the Board; Principal Executive Officer; Chief Executive Officer and Director

EARL C. SHANKS* Earl C. Shanks	Principal Financial Officer; Chief Financial Officer

TIMOTHY M. WESOLOWSKI* Timothy M. Wesolowski	Principal Accounting Officer; Vice President and Controller

ZOË BAIRD* Zoë Baird	Director

JOHN F. BARRETT* John F. Barrett	Director

DAVID B. DILLON* David B. Dillon	Director

ERIC C. FAST* Eric C. Fast	Director

JOSEPH E. GIBBS* Joseph E. Gibbs	Director

ROGER L. HOWE* Roger L. Howe	Director

STEVEN C. MASON* Steven C. Mason	Director

PHILIP A. ODEEN* Philip A. Odeen	Director

SIDNEY A. RIBEAU* Sidney A. Ribeau	Director

DAVID R. WHITWAM* David R. Whitwam	Director

*By: /s/ Earl C. Shanks Earl C. Shanks as attorney-in-fact and as Chief Financial Officer		March 6, 2006

80  Convergys Corporation 2005 Annual Report