Form 10-Q
period 2006-03-31
CONVERGYS CORP
filed 2006-05-08
CIK 1062047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2006, there were 140,126,880 common shares outstanding, excluding amounts held in Treasury of 37,442,057.

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Amounts in millions, except per share amounts)	2006	2005
Revenues	$675.3	$637.3

Costs and Expenses:
Cost of providing services and products sold	423.4	397.3
Selling, general and administrative	132.8	133.3
Research and development costs	20.4	17.6
Depreciation	32.8	31.3
Amortization	3.9	5.9

Total costs and expenses	613.3	585.4

Operating Income	62.0	51.9

Equity in Earnings of Cellular Partnerships	1.4	3.8
Other Income (Expense), net	0.3	(1.4)
Interest Expense	(5.7)	(4.8)

Income Before Income Taxes	58.0	49.5
Income Taxes	21.3	18.3

Net Income	$36.7	$31.2

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	$0.4	$0.7
Unrealized gain (loss) on hedging activities	(1.7)	(5.9)

Total other comprehensive loss	(1.3)	(5.2)

Comprehensive Income	$35.4	$26.0

Earnings Per Common Share:
Basic	$0.26	$0.22

Diluted	$0.26	$0.22

Weighted Average Common Shares Outstanding:
Basic	139.4	141.3
Diluted	142.3	143.8

See Notes to Consolidated Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Millions)

	(Unaudited) March 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$207.5	$196.0
Receivables, net of allowances of $12.2 and $10.0	518.5	521.1
Deferred income tax benefits	59.9	54.3
Prepaid expenses	42.6	37.5
Other current assets	34.3	40.1

Total current assets	862.8	849.0

Property and equipment - net	396.2	404.7
Goodwill, net	870.9	870.6
Other intangibles, net	43.3	46.6
Investment in Cellular Partnerships	39.1	43.5
Deferred charges	165.1	155.8
Other assets	35.3	41.2

Total Assets	$2,412.7	$2,411.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt maturing within one year	$108.6	$134.7
Payables and other current liabilities	459.9	483.1

Total current liabilities	568.5	617.8

Long-term debt	300.0	297.5
Deferred income tax liability	52.9	44.2
Additional minimum pension liability	44.5	44.5
Other long-term liabilities	54.4	52.3

Total liabilities	1,020.3	1,056.3

Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized; none outstanding	—	—
Common shares – without par value, 500.0 authorized; 177.2 outstanding in 2006 and 176.8 outstanding in 2005	916.1	906.6
Treasury stock – 37.4 shares in 2006 and 36.9 in 2005	(630.5)	(622.9)
Retained earnings	1,106.2	1,069.5
Accumulated other comprehensive income	0.6	1.9

Total shareholders’ equity	1,392.4	1,355.1

Total Liabilities and Shareholders’ Equity	$2,412.7	$2,411.4

See Notes to Consolidated Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36.7	$31.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.7	37.2
Deferred income tax expense (benefit)	6.7	(1.4)
Cellular Partnerships earnings	(1.4)	(3.8)
Stock compensation expense	6.3	3.6
Decrease in amounts sold under receivables securitization, net	—	(50.0)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in receivables	2.6	41.6
Increase in other current assets	(4.0)	(17.2)
Decrease (increase) in deferred charges, net	(9.3)	3.3
Decrease in other assets and liabilities	8.0	1.6
Decrease in payables and other current liabilities	(22.2)	(36.9)
Other, net	(3.2)	1.7

Net cash provided by operating activities	56.9	10.9

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(24.5)	(23.4)
Proceeds from disposal of property and equipment	1.3	—
Return of capital from Cellular Partnerships	5.8	—
Acquisitions, net of cash acquired	—	(1.0)

Net cash used in investing activities	(17.4)	(24.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of commercial paper and other debt, net	(23.6)	(8.9)
Excess tax benefits from share-based payment arrangements	0.8	—
Purchase of treasury shares	(7.6)	—
Issuance of common shares	2.4	1.2

Net cash used in financing activities	(28.0)	(7.7)

Net increase (decrease) in cash and cash equivalents	11.5	(21.2)
Cash and cash equivalents at beginning of period	196.0	58.4

Cash and cash equivalents at end of period	$207.5	$37.2

See Notes to Consolidated Financial Statements.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(1)	BACKGROUND AND BASIS OF PRESENTATION

Convergys Corporation (the Company or Convergys) is a global leader in providing customer care, human resource and billing services. For over twenty years, enterprises with a large number of customers and employees have turned to Convergys for support. By providing value-added billing, customer care and employee care solutions for our clients, the Company has developed a base of recurring revenues generally under multiple year contracts.

The Company has three reporting segments: (i) Customer Care, which provides outsourced customer care services; (ii) Employee Care, which provides outsourced employee care services; and (iii) Information Management, which provides billing and information services and software. In connection with changes in our management structure during the latter part of 2005, we modified our reporting segment structure from two segments (the Customer Management Group, which included the operations of Customer Care and Employee Care, and the Information Management Group) to three segments. The three reporting segment structure began December 31, 2005. All prior year segment information has been restated to reflect these reporting changes.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. Interim consolidated financial statements are not necessarily indicative of the financial position or operating results for an entire year. These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the period ended December 31, 2005. Certain previously reported amounts have been reclassified to conform to current period presentation.

We file annual, quarterly, current reports and proxy statements with the SEC. These filings are available to the public over the Internet on the SEC’s Web site at http://www.sec.gov and on the Company’s Web site at http://www.convergys.com. You may also read and copy any document we file with the SEC at its public reference facilities in Washington, D.C. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information relating to the operation of the public reference facilities. You can also inspect periodic and current reports, proxy statements and other information about Convergys at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

(2)	STOCK-BASED COMPENSATION PLANS

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method and, therefore, has not restated results for prior periods. Under SFAS 123(R), the Company has elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Benefits of tax deductions in excess of recognized compensation expense are now reported as a financing cash flow, rather than an operating cash flow as prescribed under the prior accounting rules. Further, upon the adoption of SFAS 123(R), the Company started to apply an estimated forfeiture rate to unvested awards when computing the stock compensation related expenses. Previously, the Company recorded forfeitures as incurred. The Company estimated the forfeiture rate based on historical experience during the preceding two calendar years.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

The Company has 38 million common shares authorized for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan (Convergys LTIP), as amended on February 24, 2004. The Convergys LTIP provides for the issuance of stock-based awards to certain employees. From time to time, the Company grants restricted stock awards that generally vest over terms of three to five years, pursuant to the plan. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares (other than the right to transfer the shares). Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The Company also granted stock options with exercise prices that were no less than market value of the stock at the grant date and have a ten-year term and vesting terms of three to four years. Since early 2004, the Company has not issued any stock options to employees or directors. Instead, the Company began granting certain employees and directors restricted stock units. Unlike the restricted stock awards discussed above, the restricted stock units do not possess dividend or voting rights. Under the terms of the awards, the restrictions lapse over a period of three to six years and, in certain cases, are subject to performance measures.

Prior to January 1, 2006, Convergys accounted for its stock-based compensation plan under the intrinsic value method of accounting as defined by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for non-qualified stock option awards as the exercise price of the awards on the date of grant was equal to the current market price of the Company’s stock. However, the Company did recognize compensation expense in connection with the issuance of restricted stock and restricted stock units. The adoption of SFAS 123(R) primarily resulted in compensation expense being recorded for stock options.

The Company’s operating results reflected stock compensation expense of $6.3 and $3.6 for the three months ended March 31, 2006 and 2005, respectively. Included in the stock compensation expense of $6.3 is pretax compensation expense of $0.8 ($0.5, net of tax) related to the expensing of the Company’s stock options during the quarter due to the adoption of SFAS 123(R).

Results for the quarter ended March 31, 2005 have not been restated to reflect the adoption of SFAS 123(R). The effect on net income and earnings per share for the three months ended March 31, 2005, if the Company had accounted for stock options under the fair value method of accounting under SFAS No.123, would have been as follows:

Amounts in millions	Three Months Ended March 31, 2005
Net income, as reported	$31.2

Add: Stock-based employee compensation expense determined under the intrinsic method, net of related tax effects	2.3
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4.8)

Pro forma net income	$28.7

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

Earnings per share:
Basic - as reported	$0.22
Basic - pro forma	$0.20

Diluted - as reported	$0.22
Diluted - pro forma	$0.20

A summary of stock option activity for the three months ended March 31, 2006 is presented below:

Shares in Thousands	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Intrinsic Value (per share)
Outstanding at Jan. 1, 2006	16,885	$25.91
Granted	—	—
Exercised	(461)	11.49
Forfeited/cancelled	(578)	27.11

Outstanding at Mar. 31, 2006	15,846	$26.28	4.4	$10.80
Options exercisable at March 31, 2006	15,755	$26.34	4.4	$10.82

A summary of stock options outstanding and exercisable at March 31, 2006 is presented below:

Shares in Thousands	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.87 to $1.87	5	0.8	$1.87	5	$1.87
$1.88 to $11.55	2,270	6.7	11.39	2,270	11.39
$12.00 to $15.00	2,057	3.8	14.19	2,057	14.19
$15.02 to $17.44	1,785	1.8	17.04	1,721	17.07
$17.54 to $22.22	1,849	2.9	21.39	1,822	21.44
$24.75 to $29.32	189	6.0	27.67	189	27.67
$29.53 to $29.53	1,929	3.8	29.53	1,929	29.53
$29.77 to $36.49	222	5.0	33.38	222	33.38
$36.67 to $36.67	2,525	5.8	36.67	2,525	36.67
$37.12 to $52.53	3,015	4.7	42.86	3,015	42.86

Total	15,846	4.4	$26.28	15,755	$26.34

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

Restricted Stock and Restricted Stock Units

During the first quarter of 2006, the Company granted 1.7 million shares of restricted stock units with a weighted average grant price of $18.04. Included in the above were 554,000 of performance-related restricted stock unit awards that vest upon the Company’s satisfaction of financial performance conditions (relative total stock return) as of December 31, 2008. During the quarter ended March 31, 2005, the Company granted 1.0 million shares of restricted stock units at a weighted-average grant price of $14.73. Included in the above were 368,000 of performance-related restricted stock unit awards that vest upon the Company’s satisfaction of certain financial conditions as of December 31, 2007. As a part of our adoption of SFAS 123(R), the Company used a Monte Carlo simulation model to estimate the fair value for performance-based restricted stock awards issued during 2006. The assumptions used in this model are noted in the table below. Expected volatilities are based on historical volatility and daily returns for the six-year period ended February 2006 of the Company’s stock and its peer group. Expected market risk premium is based on historical risk premium of equity markets over the risk-free interest rate over the past 60 years. The expected term of the awards granted is derived from the output of the valuation model and represents the period of time that the awards granted are expected to be outstanding. The risk-free interest rate for the expected term of the award granted is based on the U.S. Treasury yield curve in effect at the time of grant.

March 31, 2006
Expected volatility	32% - 80%
Expected market risk premium	8.5%
Expected term (in years)	6.0
Risk-free interest rate	4.6%

The total compensation cost related to non-vested restricted stock and restricted stock units not yet recognized as of March 31, 2006 was approximately $51, which is expected to be recognized over a weighted average of 2.4 years. Changes to non-vested restricted stock and restricted stock units for the three months ended March 31, 2006 were as follows:

Amounts in millions	Number of Shares	Weighted Average Fair Value at Date Of Grant
Non-vested at December 31, 2005	3.9	$14.72
Granted	1.7	18.04
Vested	(0.4)	(31.80)
Forfeited	(0.1)	(15.16)

Non-vested at March 31, 2006	5.1	$15.32

(3)	ACQUISITIONS

In August 2005, the Company acquired the finance and accounting business process outsourcing business of Deloitte Consulting Outsourcing LLC, a subsidiary of Deloitte Consulting LLP. This business provides finance and accounting outsourcing services to clients in multiple industries ranging from communications to retail to professional services. This acquisition expanded the Company’s outsourcing capabilities and is expected to help enable it to address the full service outsourcing needs of its clients. The Company paid approximately $5 for this acquisition of which $2.3 and $1.9 was allocated to goodwill and identifiable intangibles, respectively. The goodwill is deductible for tax purposes.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(4)	BUSINESS RESTRUCTURING AND ASSET IMPAIRMENT

2005 Restructuring

As discussed more fully in the “Business Restructuring and Asset Impairment” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company initiated restructuring plans in the second quarter and fourth quarter of 2005. The plan initiated during the second quarter resulted in a severance charge of $8.9, $8.3 of which pertained to Customer Care and $0.6 of which pertained to corporate. The actions, which affected approximately 300 professional and administrative employees, were substantially completed during the third quarter of 2005. The severance benefits were paid pursuant to the Company’s existing severance plans and employment agreements. $7.7 of the charge was cash related, while the remaining $1.2 consisted of a non-cash charge produced by the acceleration of equity-based awards.

During the fourth quarter of 2005, the Company took further actions to streamline its Customer Care and corporate operations. These severance actions consisted of involuntary headcount reductions affecting approximately 100 professional and administrative employees. Furthermore, the Company consolidated its Employee Care facilities, which involved the closure of one of its leased offices in North America in December 2005. This resulted in a fourth quarter 2005 restructuring charge of $13.8, which consisted of $12.7 of severance and $1.1 of facility closure costs. The facility abandonment component of the charge was equal to the future costs associated with the facility, net of the proceeds from any probable future sublease. Of the $12.7 of severance costs, which is being paid pursuant to the Company’s existing severance policy and employment agreements, $10.8 was cash related and $1.3 of the charge consisted of a non-cash charge resulting from the acceleration of equity-based awards. The remaining $0.6 consisted of a curtailment charge related to the Company’s supplemental executive retirement plan. The Company began making the headcount reductions during the fourth quarter and expects to substantially complete them by the end of the second quarter of 2006. Through March 2006, the Company had completed 91 of the planned headcount reductions.

Restructuring liability activity during the three months ended March 31 2006 for the fourth quarter 2005 plan consisted of the following:

Balance at December 31, 2005	$9.8
Severance payments	(6.2)
Facilities payments	(0.5)

Balance at March 31, 2006	$3.1

2004 Restructuring

The Company initiated a restructuring plan during the fourth quarter of 2004 that affected approximately 750 professional and administrative employees worldwide. This resulted in a fourth quarter of 2004 severance charge of $36.7, $32.3 of which was cash-related. $3.3 of the charge reflected a non-cash charge resulting from the modification and acceleration of equity-based awards. The remaining $1.1 of the charge consisted of a curtailment charge related to the Company’s supplemental executive retirement plan and special termination benefit charges related to the Company’s post-retirement plan.

The reduction in force took place through a combination of voluntary and involuntary separations. The severance benefits for the involuntary separations were paid pursuant to the Company’s existing severance plans or employment agreements. The voluntary separations were substantially completed in 2004. The Company completed the involuntary separations during the second quarter of 2005.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

Restructuring liability activity during the three months ended March 31, 2006 and 2005 for the 2004 plan consisted of the following:

	2006	2005
Balance at January 1	$1.4	$26.9
Severance payments	(1.4)	(16.7)
Other	—	0.2

Balance at March 31	$—	$10.4

2002 Restructuring

In connection with a restructuring plan initiated during the fourth quarter of 2002, the Company made approximately 1,350 headcount reductions that affected professional and administrative employees worldwide and closed certain Customer Care and Information Management facilities.

Restructuring liability activity during the 2002 plan consisted of the following:

	2006	2005
Balance at January 1	$16.0	$32.6
Lease termination payments	(1.0)	(2.9)
Other	—	(0.5)

Balance at March 31	$15.0	$29.2

The remaining accrual reflects facility abandonment costs, which will be paid over several years until the leases expire. The accrual is equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. The Company used estimates, based on consultation with its real estate advisors, to arrive at the proceeds from any future sublease agreements. The Company will continue to evaluate such estimates in recording the facilities abandonment charge. Consequently, there may be reversals or charges in the future.

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS

As discussed more fully in the “Goodwill and Other Intangible Assets” section (Note 5) of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company is required to test goodwill for impairment annually and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The Company performed its annual impairment tests during the fourth quarter of 2005 and concluded that no goodwill impairment existed.

Goodwill increased to $870.9 at March 31, 2006 from $870.6 at December 31, 2005 primarily as a result of currency translation adjustments.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

As of March 31, 2006, the Company’s other intangible assets acquired through business combinations consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$44.4	$(35.4)	$9.0
Customer relationships and other intangibles	129.4	(86.1)	43.3

Total	$173.8	$(121.5)	$52.3

Intangible amortization expense for the three-month period ended March 31, 2006 and March 31, 2005 was $3.9 and $5.9, and is estimated to be approximately $10 for the year ending December 31, 2006. Estimated intangible amortization expense for the four subsequent fiscal years is:

For the year ended 12/31/07	$8
For the year ended 12/31/08	$8
For the year ended 12/31/09	$8
For the year ended 12/31/10	$6
Thereafter	$16

The intangible assets are being amortized using the following amortizable lives: three to seven years for software and two to ten years for customer relationships and other. The weighted average amortization period for intangible assets subject to amortization is seven years (six years for software, nine years for customer relationships and other).

(6)	INVESTMENTS IN CELLULAR PARTNERSHIPS

The Company owns a limited partnership interest in Cincinnati SMSA Limited Partnership, a provider of wireless communications in central and southwestern Ohio and northern Kentucky, and Cincinnati SMSA Tower Holdings LLC, an operator of cellular tower space (the Cellular Partnerships). The Company accounts for its interest in the Cellular Partnerships under the equity method of accounting.

During June 2005, Cingular, the general partner of Cincinnati SMSA Limited Partnership (the Partnership), merged certain operating assets acquired from AT&T Wireless into the Partnership. Although the Company had the option of contributing cash into the Partnership in order to maintain its 45% ownership in the Partnership, it did not exercise this option. Accordingly, as a result of the merger, the Company’s ownership interest in the Partnership decreased to 33.8%. The merger did not impact the Company’s carrying value of its investment in the Partnership. The Company’s 45% ownership interest in Cincinnati SMSA Tower Holding LLC did not change.

(7)	DEFERRED CHARGES

In connection with certain of the Company’s outsourcing arrangements, the Company from time to time will incur direct and incremental costs, consisting principally of non-refundable cash payments to clients either to acquire or extend a contractual relationship. To the extent recovery of these costs is probable, the Company capitalizes these client acquisition costs and amortizes them ratably over the life of the contract as a reduction of revenue.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

The Company often performs, in connection with its outsourcing arrangements, certain set-up activities or implementations, including the installation and customization of the Company’s proprietary software in its centers. Additionally, with respect to certain arrangements where the Company does not have sufficient evidence of fair value for the undelivered elements, the Company defers all revenue related to the arrangement and recognizes it over the term of the service period. In connection with these arrangements, the Company capitalizes all direct and incremental implementation and multiple-element costs, to the extent recovery of these costs is probable, and amortizes them ratably over the life of the arrangements as costs of providing service.

In the event these costs are not deemed recoverable, the costs are expensed as incurred. The Company evaluates the probability of recovery by considering profits to be earned during the term of the related contract, the creditworthiness of the client and, if applicable, contract termination penalties payable by the client in the event that the client terminates the contract early.

During the three months ended March 31, 2006 and 2005, the Company capitalized $22.2 and $9.0 of client acquisition and implementation costs, respectively. The related amortization for these periods was $12.9 and $12.3, respectively.

(8)	PAYABLES AND OTHER CURRENT LIABILITIES

	At Mar. 31, 2006	At Dec. 31, 2005
Accounts payable	$26.9	$31.1
Accrued taxes	55.6	57.0
Accrued payroll-related expenses	101.6	117.0
Deferred compensation	53.7	57.9
Accrued expenses, other	79.7	88.2
Restructuring and exit costs	19.1	28.1
Deferred revenue and government grants	123.3	103.8

	$459.9	$483.1

(9)	EMPLOYEE BENEFIT PLANS

The Company sponsors a defined benefit pension plan, which includes both a qualified and non-qualified portion, for all eligible employees (the Cash Balance Plan). The Company also sponsors a non-qualified, unfunded executive deferred compensation plan and a supplemental, non-qualified, unfunded plan for certain senior executives. The pension benefit formula for the Cash Balance Plan is determined by a combination of age and compensation-based credits and annual interest credits. Benefits for the executive deferred compensation plan are based on employee deferrals, matching contributions and investment earnings on participant accounts. Benefits for the supplemental plan are based on age, years of service and eligible pay. Funding of the Cash Balance Plan has been achieved through contributions made to a trust fund. The contributions have been determined using the aggregate cost method. The Company’s measurement date for all plans is December 31. The projected unit credit cost method is used for determining the unfunded executive pension cost for financial reporting purposes. Pension costs for the Cash Balance Plan are determined based on the traditional unit credit cost method. The Plan assumptions are evaluated annually and are updated as necessary.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

Pension cost for the Cash Balance Plan included the following components:

	Three Months Ended March 31,
	2006	2005
Service cost (benefits earned during the period)	$5.9	$5.1
Interest cost on projected benefit obligation	2.8	2.6
Expected return on plan assets	(3.7)	(4.4)
Amortization and deferrals—net	0.5	0.2

Pension cost	$5.5	$3.5

Pension cost for the unfunded executive pension plans included the following components:

	Three Months Ended March 31,
	2006	2005
Service cost (benefits earned during the period)	$1.3	$1.3
Interest cost on projected benefit obligation	1.3	1.3
Amortization and deferrals—net	0.4	0.3

Pension cost	$3.0	$2.9

The Company expects to contribute $13.3 to its Cash Balance Plan during 2006 to satisfy pension funding requirements under the Employee Retirement Income Security Act of 1974.

(10)	SHAREHOLDERS’ EQUITY

Through June 28, 2005, the Company’s Board of Directors has authorized the repurchase of up to 30 million common shares. Through December 31, 2005, the Company had repurchased 19.2 million common shares for a total cost of $271.8 pursuant to these authorizations. During the three months ended March 31, 2006, the Company repurchased 0.4 million common shares for a total cost of $7.6. At March 31, 2006, the Company may repurchase 10.4 million additional shares pursuant to these authorizations.

From April 1 to April 30, 2006, the Company repurchased 41,800 shares of Convergys stock for $0.8 pursuant to these authorizations.

(11)	SIGNIFICANT CUSTOMERS

Both our Customer Care and Information Management segments derive significant revenues from Cingular Wireless (Cingular). Cingular acquired AT&T Wireless in October 2004. See further discussions of Cingular under the “Risks Relating to Convergys and Its Business” section of Management Discussion and Analysis.

Revenues from Cingular were 13.1% and 18.5% of the Company’s consolidated revenues for the three-month periods ended March 31, 2006 and 2005, respectively. Related accounts receivable from Cingular totaled $67.3 and $59.5 at March 31, 2006 and December 31, 2005, respectively.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(12)	COMMITMENTS AND CONTINGENCIES

The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business. The Company believes that the results of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition.

As disclosed in Note 6, Convergys is a limited partner of Cincinnati SMSA Limited Partnership. From December 2003 through February 2004, six separate lawsuits were filed in the Court of Common Pleas, Cuyahoga County, Ohio, against Cincinnati SMSA Limited Partnership and other defendants. Five of the suits were filed by companies purporting to be resellers (the “Resellers Cases”), while the sixth was filed by an individual consumer purporting to represent a class of damaged consumers (the “Consumer Case”). Each of the Reseller Cases seeks damages ranging from $1 to $3 plus treble damages under Ohio law. The Consumer Case seeks damages in excess of $60 plus treble damages under Ohio law. All five of the Reseller Cases were dismissed. However, during the fourth quarter of 2005, two of these dismissals were reversed and reinstated by the Ohio 8th District Court of Appeals. Cincinnati SMSA Limited Partnership is seeking review of these two reversals in the Ohio Supreme Court. Two of the dismissed cases were refiled with the Public Utilities Commission of Ohio (PUCO). These two refiled cases were subsequently dismissed by the PUCO.

A motion by Cincinnati SMSA Limited Partnership to dismiss the Consumer Case was granted, in part, and overruled, in part, by the trial court. Cincinnati SMSA Limited Partnership sought review by the Ohio Supreme Court of that part of the trial court’s decision that overruled the motion to dismiss. The Ohio Supreme Court denied review of the consumer class action, and the Consumer Case will proceed into the discovery phase of litigation.

Pursuant to the partnership agreement, Convergys, as a limited partner, has no right to direct or participate in the defense of these actions and, therefore, has no current ability to assess the merit of any claims made in these actions or identify any possible loss, which could result from these claims against the partnership.

GDXdata (GDX), an electronic document management company previously engaged by the Company to perform work under the Company’s human resources outsourcing contract with the State of Florida, is a defendant in a false claims action filed on behalf of the State by two former employees of GDX on or around March 1, 2005 under seal in the Circuit Court of the Second Judicial Circuit in Leon County, Florida. The complaint alleges that GDX caused the State of Florida to pay improper invoices for work performed by GDX under a subcontract with Convergys and seeks damages from GDX based on the amount of the allegedly improper invoices. On April 12, 2006, GDX filed a Motion to Dismiss the lawsuit. This Motion is pending before the Court.

Convergys is not a party to this litigation and continues to work with the State to investigate the allegations against GDX. The Company has agreed to offer certain credit protection and credit monitoring services to State of Florida employees who choose to enroll in these services. The Company continues to provide services to the State of Florida pursuant to the existing human resources outsourcing contract identified above. At March 31, 2006, the Company does not believe this matter will have a materially adverse impact on the Company’s financial condition.

The Company will seek indemnity against GDX for any claims brought against the Company or losses suffered by the Company as a result of actions related to the conduct of GDX.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

On January 1, 2006, in the Circuit Court of Leon County, Florida, Samuel McDowell, a former employee of the Company as relator, filed a false claims action alleging that the Company failed to provide proper data security under the Company/Florida Department of Management Services (DMS) contract, and as a result, falsely invoiced the State of Florida. No specific amount of monetary damages is sought, although Plaintiff’s counsel has claimed in various statements that the amounts sought exceed $5. Recently, the State of Florida’s Attorney General’s office exercised its right to intervene in the false claims actions. The Company has not been served with the Complaint and, therefore, has yet to respond. Further, because the claim relates to the Company/DMS contract, the Company expects the Attorney General to invoke the pre-suit dispute resolution procedures set forth in such contract, which require various discussions and then mediation between the parties to determine whether the claims can be resolved without resorting to a lawsuit.

The Company is currently attempting to resolve tax audits relating to prior years in various jurisdictions and anticipates the resolution of these audits in upcoming quarters. The Company believes that it is appropriately reserved with regard to these audits as of March 31, 2006. However, to the extent that the ultimate resolutions vary from the amounts reserved, such impact would be recorded to the tax provision in the period in which such resolution is reached.

The Company leases certain equipment and facilities used in its operations under operating leases. This includes the Company’s office complex in Orlando, Florida, which is leased from Wachovia Development Corporation (Lessor), a wholly owned subsidiary of Wachovia Corporation, under a seven-year agreement that expires in June 2010. Upon termination or expiration of the lease, the Company must either purchase the property from the Lessor for $65.0 or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than the $65.0, the amount paid by the Lessor for the purchase of the complex from an unrelated third party, the Company has agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, the Company is entitled to collect the excess. At the inception of the lease, the Company recognized a liability of approximately $5 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. The Company recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which is being amortized to rental expense over the lease term. The liability will remain on the balance sheet until the end of the lease term. Under the terms of the lease, the Company also provides certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. The Company does not expect such amounts, if any, to be material. The Company has concluded that it is not required to consolidate the Lessor pursuant to Interpretation No. 46R, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51.

At March 31, 2006, the Company had outstanding letters of credit of $33.2 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material.

The Company also has purchase commitments with two telecommunications providers of $23.8 and $15.0 for the remainder of 2006 and the full year 2007, respectively.

(13)	BUSINESS SEGMENT INFORMATION

As discussed in Note 1, the Company has three segments, which are identified by service offerings. Customer Care provides outsourced customer care services. Employee Care provides outsourced employee care services. Information Management provides outsourced billing and information services and software. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Three Months Ended March 31,
	2006	2005
Revenues:
Customer Care	$434.0	$411.9
Employee Care	52.5	35.6
Information Management	188.8	189.8

	$675.3	$637.3

Depreciation:
Customer Care	$16.8	$17.5
Employee Care	2.8	2.7
Information Management	8.6	7.9
Corporate	4.6	3.2

	$32.8	$31.3

Amortization:
Customer Care	$2.0	$2.7
Employee Care	0.6	0.5
Information Management	1.3	2.7

	$3.9	$5.9

Operating Income (Loss):
Customer Care	$46.2	$38.8
Employee Care	(9.6)	(17.3)
Information Management	31.5	33.4
Corporate	(6.1)	(3.0)

	$62.0	$51.9

Capital Expenditures:
Customer Care	$8.2	$9.0
Employee Care	2.8	4.1
Information Management	8.4	4.8
Corporate	5.1	5.5

	$24.5	$23.4

	At Mar. 31, 2006	At Dec. 31, 2005
Goodwill:
Customer Care	$559.7	$559.6
Employee Care	128.7	128.6
Information Management	182.5	182.4

	$870.9	$870.6

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(14)	EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Three Months Ended March 31, 2006	Net Income	Shares	Per Share Amount
Basic EPS	$36.7	139.4	$0.26
Effect of dilutive securities:
Stock-based compensation arrangements	—	2.9	—

Diluted EPS	$36.7	142.3	$0.26

Three Months Ended March 31, 2005
Basic EPS	$31.2	141.3	$0.22
Effect of dilutive securities:
Stock-based compensation arrangements	—	2.5	—

Diluted EPS	$31.2	143.8	$0.22

The diluted EPS calculation for the three months ended March 31, 2006 and 2005 excludes the effect of 9.6 million and 12.8 million outstanding stock options, respectively, because they are anti-dilutive.

(15)	DERIVATIVE INSTRUMENTS

The Company had derivative liabilities related to outstanding forward exchange contracts and options maturing within 30 months, consisting primarily of Canadian dollar, Indian rupee and Philippine peso contracts with a notional value of $649.4 at March 31, 2006 and $609.6 at December 31, 2005. These derivatives were classified as other current assets of $21.0 and $23.6 and other current liabilities of $4.1 and $3.7 at March 31, 2006 and December 31, 2005, respectively. The Company recorded deferred tax liabilities of $4.5 and $5.7 related to these derivatives at March 31, 2006 and December 31, 2005, respectively. A total of $8.8 and $10.5 of deferred gains, net of tax, on derivative instruments at March 31, 2006 and December 31, 2005, respectively, were accumulated in other comprehensive income. Of the $8.8, $7.5 is expected to be reclassified into earnings during the next 12 months.

During the quarters ended March 31, 2006 and 2005, the Company recorded net gains of $8.7 and $8.9, respectively, related to the settlement of forward contracts which were designated as cash flow hedges. These amounts have been classified together with the hedged transactions in the consolidated statement of income as costs of providing service.

The Company recognized a loss of $0.3 during the quarter ended March 31, 2006 and a gain of $1.9 during the quarter ended March 31, 2005, which is included in other expense, related to changes in the fair value of derivative instruments not designated as hedges.

Form 10-Q Part I

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

BACKGROUND

Convergys Corporation (the Company or Convergys) is a global leader in providing customer care, human resource and billing services. For over twenty years, enterprises with a large number of customers and employees have turned to Convergys and its predecessors for support. By providing value-added billing, customer care and employee care solutions for our clients, we have developed a base of recurring revenues, generally under multiple year contracts.

In connection with changes in the Company’s management structure during 2005, we modified our reporting segment structure beginning December 31, 2005. We now report three segments: (i) Customer Care, which provides outsourced customer care services; (ii) Employee Care, which provides outsourced employee care services; and (ii) Information Management, which provides billing and information services and software. Prior to December 31, 2005, there were two reporting segments: the Customer Management Group (which included the operations of Customer Care and Employee Care) and Information Management Group. All prior year segment information has been restated to reflect these reporting changes.

Customer Care

Our Customer Care segment manages customer interactions on behalf of our clients through our multi-channel customer care contact centers. Phone and Web-based agent-assisted service channels provide customers with live interaction with agents who possess the required level of expertise to react to individual customer needs. We deliver these services using a variety of tools including computer telephony integration, interactive voice response, advanced speech recognition, knowledge-based management and the Internet through agent-assisted and self-service channels. Our service agents provide a full range of customer care services including initial product information requests, customer retention initiatives, technical support inquiries for consumer and business customers and collections.

Customer Care typically recognizes revenues as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. In a limited number of engagements where the client pays a fixed fee, we recognize revenues, based on the specific facts and circumstances of the engagement, using the proportional performance method or upon final completion of the engagement. We sometimes earn supplemental revenues depending on our satisfaction of certain service levels or achievement of certain performance measurement targets. We recognize such supplemental revenues only after we achieve the required measurement target. Customer Care’s remaining revenues are derived from collection services and professional and consulting services. Revenues for collection-related services are recognized in the month collection payments are received based on a percentage of cash collected or other agreed upon contractual parameters. Revenues for professional and consulting services are recognized as the services are performed.

Customer Care principally focuses on developing long-term strategic outsourcing relationships with large companies in customer-intensive industries and governmental agencies. We focus on these types of clients because of the complexity of services required, the anticipated growth of their market segments and their increasing need for more cost-effective customer care services. During first quarter of 2006, Customer Care revenue increased 5% to $434.0 compared to prior year. Customer Care’s operating income and operating margin were $46.2 and 10.6%, respectively, compared with $38.8 and 9.4% in the prior year. This improvement reflects increases from revenue growth and from savings realized through the 2005 restructuring initiatives. Higher operating expenses caused by the impact of a weakened U.S. versus Canadian dollar partially offset these items.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Information Management

Our Information Management segment serves clients principally by providing and managing complex billing and information software that addresses all segments of the communications industry, including wireless, wireline, cable, cable telephony, broadband, direct broadcast satellite and the Internet. We provide our software products in one of three delivery modes: outsourced, licensed or build-operate-transfer (BOT). In the outsourced delivery mode, Information Management provides the billing services by running its software in one of its data centers. In the licensed delivery mode, the software is licensed to clients who perform billing internally. Under the BOT delivery mode, Information Management implements and initially runs its software in the client’s data center while the client has the option to transfer the operation of the center to itself at a future date.

During the first quarter of 2006, Information Management revenue was $188.8 and was essentially flat compared to the prior year. Data processing accounted for 42% of the first quarter 2006 revenue, which resulted from monthly payments from our clients based upon the number of client subscribers or bills processed by Information Management in its data centers. Most of Information Management’s data processing agreements, which typically contain multi-year terms, are priced on a monthly, per subscriber or per event basis. Professional and consulting services for installation, implementation, customization, enhancement and managed services accounted for 39% of Information Management’s revenues for the three months ended March 31, 2006. The Company invoices its clients for these services based on time and material costs at contractually agreed upon rates, or in some instances, for a fixed fee. Information Management’s remaining revenues consisted of license and related support and maintenance fees earned under perpetual and term license arrangements. The Company invoices its clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. Fees for support and maintenance normally are charged in advance either on an annual, quarterly or monthly basis. Information Management operating income and operating margin were $31.5 and 16.7%, respectively, compared with $33.4 and 17.6% in the prior year. The decrease from last year was primarily due to a change in the revenue mix from data processing to professional and consulting, partially offset by operational improvements.

Information Management continues to face intense competition as well as consolidation within the communications industry. In October 2004, Cingular completed its acquisition of AT&T Wireless. Prior to the acquisition, AT&T Wireless was Information Management’s largest client. Over the past year, we have been assisting Cingular with its strategy to migrate subscribers off of the AT&T Wireless billing systems (that we support) onto Cingular’s two in-house systems (one of which we support through a managed services agreement) by the first quarter of 2007. In September 2005, Sprint PCS, a large data processing outsourcing client, completed its acquisition of Nextel Communications. The client has informed us that it intends to consolidate its billing systems onto a competitor’s platform. To the best of our knowledge, Sprint Nextel plans to migrate subscribers from our billing system during 2006 and 2007.

Information Management continues to make steady progress around the world, while dealing with the near-term challenges due to Sprint and Cingular. During the past year, we entered into new Infinys™ license arrangements with several North American and international clients. During the current quarter, we continued to win new clients around the globe. We believe that this is evidence of the market’s acceptance of Infinys™ and see an opportunity to build on these recent successes.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Employee Care

Our Employee Care segment provides a full range of outsourced employee care services to large companies and governmental entities including benefits administration, human resource administration, learning, payroll administration and recruiting and staffing. We take advantage of our economies of scale in order to standardize human resource processes across departments, business lines, language differences and national borders. With a global network of data and operations centers worldwide, we provide our clients’ employees with a single point of contact in nearly 70 countries and in 35 different languages through multi-channel communication vehicles. These multi-channel lines include advanced speech recognition technology, Web chats, telecommunications and fax.

During the past few years, we have focused on transforming the segment into a leading player in the growing human resource outsourcing market. In connection with our efforts to grow the business and build a global infrastructure of human resource expertise, we have incurred significant start-up costs. Furthermore, despite the fact that we have had recent success winning long-term outsourcing arrangements with several clients, the sales cycles for these arrangements are generally long. For these reasons, coupled with the fact that we are in the early stages with many of our outsourcing arrangements, where margins tend to be lower, we have generated significant operating losses over the past few years.

We believe that Employee Care is becoming a leading provider of global human resource services. During 2005, we signed long-term human resource outsourcing arrangements with a number of large global companies and expect this momentum to continue. These contracts have multi-year terms ranging from seven to thirteen years. Based on the contracts signed to date and promising opportunities in our sales pipeline, we expect that Employee Care revenues in 2007 will double those generated by the segment in 2005. As we implement new clients and continue to realize efficiencies with existing client programs, we believe that our investment in Employee Care will generate value for our shareholders.

During the first quarter of 2006, Employee Care revenue increased 47% to $52.5 compared to prior year. Employee Care’s operating loss declined 45% to $9.6 compared to a loss of $17.3 in the prior year. This improvement reflects increases from revenue growth and savings from cost actions taken throughout 2005.

SUMMARY

Despite the challenges facing our segments, we believe that our prospects for future growth are positive. Customer Care has a leadership presence in a growing market, and Information Management is working to offset anticipated customer migration with growth in software and services. We are emerging as one of the leaders in the large and growing human resource outsourcing market. We expect that restructuring initiatives taken in 2004 and 2005 will strengthen our profitability. In addition, we believe our financial structure and condition are solid. At March 31, 2006, total capitalization was $1,801.0, consisting of $408.6 of short-term and long-term debt and $1,392.4 of equity.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, which are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of the Company, are forward-looking statements. Sometimes these statements will contain words such as “believes,” “expects,” “intends,” “could,” “should,” “will,” “plans,” “anticipates” and other similar words. These statements discuss potential risks and uncertainties; and, therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company expressly states that it has no current intention to update any forward-looking statements, whether as a result of new information, future events or otherwise. See the discussion under the “Risks Relating to Convergys and Its Business” section of Management Discussion and Analysis.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data. Detailed comparisons of revenue and expenses are presented in the discussions of the operating segments, which follow the consolidated results discussion. Results for interim periods may not be indicative of the results for the full years.

CONSOLIDATED RESULTS

	Three Months Ended March 31,			%
(Dollars in Millions)	2006	2005	Change
Revenues	$675.3	$637.3	$38.0	6

Costs of products and services	423.4	397.3	26.1	7
Selling, general and administrative expenses	132.8	133.3	(0.5)	—
Research and development costs	20.4	17.6	2.8	16
Depreciation	32.8	31.3	1.5	5
Amortization	3.9	5.9	(2.0)	(34)

Total costs and expenses	613.3	585.4	27.9	5

Operating income	62.0	51.9	10.1	19

Equity in earnings of Cellular Partnerships	1.4	3.8	(2.4)	(63)
Other income (expense), net	0.3	(1.4)	1.7	—
Interest expense	(5.7)	(4.8)	(0.9)	19

Income before income taxes	58.0	49.5	8.5	17
Income taxes	21.3	18.3	3.0	16

Net income	$36.7	$31.2	$5.5	18

Diluted earnings per common share	$0.26	$0.22	$0.04	18

Operating margin	9.2%	8.1%

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Three Months Ended March 31, 2006 versus Three Months Ended March 31, 2005

The Company’s revenues for the first quarter of 2006 increased 6% from the first quarter of 2005 to $675.3. This increase reflects 5% growth in Customer Care revenues, 47% growth in Employee Care revenues and essentially flat revenues from Information Management. Operating income of $62.0 increased 19% versus the corresponding period from last year and operating margin increased 110 basis points to 9.2% from 8.1%. This improvement over the corresponding period last year reflects revenue growth and cost savings from 2005 initiatives at both Customer Care and Employee Care.

As a percentage of revenues, costs of products and services were 62.7% compared to 62.3% during the corresponding period last year. The 40 basis point increase in costs of products and services as a percentage of revenues was due to a change in the revenue mix from data processing to professional and consulting at Information Management, partially offset by lower costs of products and services as a percentage of revenues incurred at Customer Care and Employee Care. Selling, general, and administrative expenses of $132.8 in the first quarter of 2006 were flat compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were 19.7% in the first quarter of 2006, 120 basis points lower than the same period last year, reflecting savings from cost reduction initiatives taken throughout 2005. The 16% increase in research and development costs primarily reflects increased spending at Information Management. The 34% decrease in amortization expense primarily reflects acquired software that became fully amortized during the second quarter of 2005.

During the first quarter of 2006, the Company recorded equity income in the Cellular Partnerships of $1.4 compared to equity income of $3.8 in the prior year. Interest expense of $5.7 increased from $4.8 in the prior year primarily reflecting higher interest rates. Other income for the first quarter of 2006 was $0.3 compared to an expense of $1.4 in the prior year, primarily as a result of lower foreign currency exchange losses and higher interest income. The Company’s effective tax rate was 36.7% for the three months ended March 31, 2006 versus 37.0% during the three months ended March 31, 2005.

Beginning January 1, 2006, the Company adopted SFAS 123(R), “Accounting for Stock-Based Compensation.” Refer to Note 2 to the Notes to Consolidated Financial Statements for details related to the adoption of this Standard. The impact of adoption of this accounting Standard for the first quarter of 2006 was approximately $1. As a result of the foregoing, net income and earnings per diluted share were $36.7 and $0.26, respectively, in the first quarter of 2006. This compares with $31.2 and $0.22, respectively, in the prior year.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

CUSTOMER CARE

	Three Months Ended March 31,			%
(Dollars in Millions)	2006	2005	Change
Revenues:
Communications	$215.6	$228.5	$(12.9)	(6)
Technology	38.9	33.6	5.3	16
Financial services	63.3	63.7	(0.4)	(1)
Other	116.2	86.1	30.1	35

Total revenues	434.0	411.9	22.1	5

Costs of products and services	282.2	270.8	11.4	4
Selling, general and administrative expenses	84.7	81.0	3.7	5
Research and development costs	2.1	1.1	1.0	91
Depreciation	16.8	17.5	(0.7)	(4)
Amortization	2.0	2.7	(0.7)	(26)

Total costs and expenses	387.8	373.1	14.7	4

Operating income	$46.2	$38.8	$7.4	19

Operating margin	10.6%	9.4%

Three Months Ended March 31, 2006 versus Three Months Ended March 31, 2005

Revenues

Customer Care’s revenues were $434.0, a 5% increase from the first quarter of 2005. The increase reflects revenue growth from several existing clients in the Communication, Technology and Other verticals, partially offset by lower revenues from Cingular.

Revenues from the communication services sector decreased 6% from the first quarter of 2005, reflecting a significant reduction in spending by Cingular from the prior year, which was partially offset by higher revenues from a large client in the cable market. The lower spending by Cingular in 2006 reflects a reduction in the average amount of time required by Customer Care agents to handle customer interactions, as well as lower call volume due to number of factors including cancellation of certain AT&T Wireless programs. Customer Care revenue generated from Cingular began to stabilize last summer. The 16% increase in revenues from the technology sector reflects increased spending from three key hardware clients. Revenues from the financial service sector were relatively flat compared to the first quarter of 2005. Continued growth from credit card issuers and an insurance client were offset by reductions in spending by two large consumer finance firms. Other revenues, which are comprised of clients outside of Customer Care’s three largest industries, increased 35% from the first quarter of 2005. Revenue growth was generated from recent client ramps at a large global manufacturing company, increased spending from several other existing clients, and new clients in the health care sector that became fully implemented during the latter part of 2005.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

Customer Care’s total costs and expenses were $387.8, a 4% increase from the first quarter of 2005. Customer Care’s costs of products and services during the first quarter of 2006 increased 4% to $282.2 from the first quarter of 2005. As a percentage of revenues, cost of products and services was 65.0%, down 70 basis points from 65.7% in the prior year. This reflects savings from initiatives made in 2005 to streamline the business, which were partially offset by higher expenses of $4.2 resulting from the impact of a weakened U.S. versus Canadian dollar. Selling, general and administrative expenses of $84.7 in the first quarter of 2006 increased 5% compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were 19.5% in the first quarter of 2006, down 20 basis points compared with 19.7% in the prior year. The 26% decrease in amortization expense reflects acquired client contracts, which became fully amortized in early 2006.

Operating Income

As a result of the foregoing, Customer Care’s first quarter 2006 operating income and margin increased to $46.2 and 10.6%, respectively, from $38.8 and 9.4%, respectively, in the first quarter of 2005.

INFORMATION MANAGEMENT

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005	Change	%
Revenues:
Data processing	$79.2	$90.0	$(10.8)	(12)
Professional and consulting	73.1	61.0	12.1	20
License and other	36.5	38.8	(2.3)	(6)

Total revenues	188.8	189.8	(1.0)	(1)

Costs of products and services	102.4	99.0	3.4	3
Selling, general and administrative expenses	27.2	30.9	(3.7)	(12)
Research and development costs	17.8	15.9	1.9	12
Depreciation	8.6	7.9	0.7	9
Amortization	1.3	2.7	(1.4)	(52)

Total costs	157.3	156.4	0.9	1

Operating income	$31.5	$33.4	$(1.9)	(6)

Operating margin	16.7%	17.6%

Three Months Ended March 31, 2006 versus Three Months Ended March 31, 2005

Revenues

Information Management revenues of $188.8 during the first quarter of 2006 were essentially flat compared to the corresponding period last year. Increased revenue from professional and consulting revenues were offset by a decline in data processing and license and other revenues.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Professional and consulting revenues of $73.1 increased 20% from the prior year. This increase was mainly attributable to the increased spending by a large Latin American client, two large wireless clients and from emerging mobile virtual network operators. License and other revenues decreased 6% to $36.5. Data processing revenues of $79.2 decreased 12% from the corresponding period last year. This decrease reflects the changing dynamics of Information Management’s billing relationship with Cingular, as Cingular migrates subscribers from its outsourced protocol to an in-house managed service environment.

Costs and Expenses

Information Management’s total costs and expenses were $157.3, essentially flat compared to the corresponding period last year. The decline in operating margin during the first three months of 2006 was due to a change in revenue mix from data processing to professional and consulting revenue and was partially offset by the impact of operational improvements made in 2005. Information Management costs of products and services during the first quarter of 2006 increased 3% from the first quarter of 2005 to $102.4. As a percentage of revenues, costs of products and services were 54.2% in the first quarter of 2006, up from 52.2% in the first quarter of 2005. This percentage increase reflects the shift in revenue mix from data processing to professional and consulting. Selling, general and administrative expenses decreased 12% reflecting savings realized from operational improvements made in 2005. The 12% increase in research and development costs reflects increased spending on Infinys™ software. The 52% decrease in amortization expense reflects acquired software, which became fully amortized during the second quarter of 2005.

Operating Income

As a result of the foregoing, Information Management’s operating income and operating margin during the first quarter of 2006 were $31.5 and 16.7%, respectively, compared with $33.4 and 17.6%, respectively, during the first quarter of 2005.

EMPLOYEE CARE

	Three Months Ended March 31,
(Dollars in Millions)	2006	2005	Change	%
Revenues	$52.5	$35.6	$16.9	47
Costs of products and services	38.8	27.5	11.3	41
Selling, general and administrative expenses	19.4	21.6	(2.2)	(10)
Research and development costs	0.5	0.6	(0.1)	(17)
Depreciation	2.8	2.7	0.1	4
Amortization	0.6	0.5	0.1	20

Total costs and expenses	62.1	52.9	9.2	17

Operating loss	$(9.6)	$(17.3)	$7.7	(45)

Revenues

Employee Care’s revenues in the first quarter of 2006 were $52.5, a 47% increase from the first quarter of 2005. Revenue growth was largely due to increases in the Dupont and State of Texas programs.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

Employee Care’s costs of products and services during the first quarter of 2006 increased 41% from the first quarter of 2005 to $38.8. As a percentage of revenues, cost of providing services was 73.9%, down from 77.2% in the prior year. This reflects efficiencies and operational improvements realized from client programs implemented in 2004 and 2005. In the early stages of client programs, margins tend to be lower. However, as we become more efficient with the delivery of our services, our margins tend to improve. Selling, general and administrative expenses of $19.4 in the first quarter of 2006 decreased 10% compared to the prior year. This decrease reflects savings realized from cost reduction initiatives taken throughout 2005. As a percentage of revenues, selling, general and administrative expenses were 37.0% in the first quarter of 2006, compared with 60.7% in the prior year. Research and development, depreciation and amortization expenses incurred by Employee Care during the first quarter of 2006 were effectively in line with the corresponding quarter of last year.

Operating Income

As a result of the foregoing, Employee Care’s first quarter 2006 operating loss decreased to $9.6 from $17.3 in the first quarter of 2005.

Restructuring and Impairment Charges

2005 Restructuring

As discussed more fully in the “Business Restructuring and Asset Impairment” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company initiated restructuring plans in the second quarter and fourth quarter of 2005. The plan initiated during the second quarter resulted in a severance charge of $8.9, $8.3 of which pertained to Customer Care and $0.6 of which pertained to corporate. These actions, which affected approximately 300 professional and administrative employees, were substantially completed during the third quarter of 2005. The severance benefits were paid pursuant to the Company’s existing severance plans and employment agreements. $7.7 of the charge was cash related, while the remaining $1.2 consisted of a non-cash charge produced by the acceleration of equity-based awards.

During the fourth quarter of 2005, the Company took further actions to streamline its Customer Care and corporate operations. These severance actions consisted of involuntary headcount reductions affecting approximately 100 professional and administrative employees. Furthermore, the Company consolidated its Employee Care facilities, which involved the closure of one of its leased offices in North America in December 2005. This resulted in a fourth quarter 2005 restructuring charge of $13.8, which consisted of $12.7 of severance and $1.1 of facility closure costs. The facility abandonment component of the charge was equal to the future costs associated with the facility, net of the proceeds from any probable future sublease. Of the $12.7 of severance costs, which is being paid pursuant to the Company’s existing severance policy and employment agreements, $10.8 was cash related and $1.3 of the charge consisted of a non-cash charge resulting from the acceleration of equity-based awards. The remaining $0.6 consisted of a curtailment charge related to the Company’s supplemental executive retirement plan. The Company began making the headcount reductions during the fourth quarter and expects to substantially complete these by the end of second quarter of 2006. Through March 2006, the Company had completed 91 of the planned headcount reductions.

Restructuring liability activity during the first three months ended March 31 2006 for the fourth quarter 2005 plan consisted of the following:

Balance at December 31, 2005	$9.8
Severance payments	(6.2)
Facilities payments	(0.5)

Balance at March 31, 2006	$3.1

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

2004 Restructuring

The Company initiated a restructuring plan during the fourth quarter of 2004 that affected approximately 750 professional and administrative employees worldwide. This resulted in a fourth quarter of 2004 severance charge of $36.7, $32.3 of which was cash-related. $3.3 of the charge reflected a non-cash charge resulting from the modification and acceleration of equity-based awards. The remaining $1.1 of the charge consisted of a curtailment charge related to the Company’s supplemental executive retirement plan and special termination benefit charges related to the Company’s post-retirement plan.

The reduction in force took place through a combination of voluntary and involuntary separations. The severance benefits for the involuntary separations were paid pursuant to the Company’s existing severance plans or employment agreements. The voluntary separations were substantially completed in 2004. The Company completed the involuntary separations during the second quarter of 2005.

Restructuring liability activity during the three months ended March 31, 2006 and 2005 for the 2004 plan consisted of the following:

	2006	2005
Balance at January 1	$1.4	$26.9
Severance payments	(1.4)	(16.7)
Other	—	0.2

Balance at March 31	$—	$10.4

2002 Restructuring

In connection with a restructuring plan initiated during the fourth quarter of 2002, the Company made approximately 1,350 headcount reductions that affected professional and administrative employees worldwide and closed certain Customer Care and Information Management facilities.

Restructuring liability activity during the 2002 plan consisted of the following:

	2006	2005
Balance at January 1	$16.0	$32.6
Lease termination payments	(1.0)	(2.9)
Other	—	(0.5)

Balance at March 31	$15.0	$29.2

The remaining accrual reflects facility abandonment costs, which will be paid over several years until the leases expire. The accrual is equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. The Company used estimates, based on consultation with its real estate advisors, to arrive at the proceeds from any future sublease agreements. The Company will continue to evaluate its estimates in recording the facilities abandonment charge. Consequently, there may be reversals or charges in the future.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

CLIENT CONCENTRATION

Our three largest clients accounted for 30.0% of our revenues during the first quarter of 2006, down from 34.4% in the same period of 2005. We serve Cingular, our largest client with 13.1% of revenues in the first quarter of 2006 and Sprint Nextel, our second largest client, under information management and customer care contracts. Since February 2004, we have provided customer care services to Sprint Nextel, for the Sprint PCS division, under a contract between Sprint Nextel and IBM, whereby we serve as a subcontractor to IBM. We serve DirecTV, our third largest client, under a customer care contract. Volumes under certain of our long-term contracts are subject to variation based on, among other things, the spending by clients on outsourced customer support and subscriber levels.

Cingular acquired AT&T Wireless in October 2004. Additionally, Sprint PCS acquired Nextel Communications in September 2005. See further discussion of risks associated with client consolidation under the “Risks Relating to Convergys and Its Business” section of Management Discussion and Analysis.

BUSINESS OUTLOOK

For the full year 2006, we expect revenue growth to be in excess of 5% and expect earnings per diluted share to be at least $1.09. For Customer Care, we expect revenue growth and continued operating income improvement. Growth and productivity enhancements will drive further Customer Care profitability improvements. Growth will come from existing clients, volume ramps from recent wins and new contract signings. Continued process enhancements and further streamlining of the organization will yield additional margin improvement. Customer Care’s profitability should improve by approximately $60 in 2006 as a result of the 2005 restructuring and streamlining of its cost structure. We expect revenues from Employee Care to grow by more than a third. This growth will be driven by increased revenues from a contract with the State of Texas, which was fully implemented during the fourth quarter of 2005, and several client programs that were signed in 2005 and are expected to be implemented in 2006. We expect that this revenue growth, along with slower growth in operating expense, should enable Employee Care to reduce its operating loss in 2006 by about half from 2005. These items will be partially offset by the impact of lower Information Management revenues from Cingular, higher expenses of approximately $30 resulting from the continued impact of the exchange rate of the Canadian dollar versus U.S. dollar and approximately $5 of incremental stock compensation expense.

With respect to the second quarter of 2006, we expect earnings per diluted share to increase to $0.24-$0.26 from $0.18 for the same period in 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows

Cash flows from operating activities provide us with a significant source of funding for our investing activities. We also have borrowing facilities available, including a $200 accounts receivable securitization agreement and a $325 credit facility to fund these activities. See further discussion of these borrowing facilities under the next section titled, “Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments.”

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Cash flows from operating activities totaled $56.9 in the first three months of 2006, compared to $10.9 in the same period last year. The increase in cash flows from operating activities was primarily driven by improvements in other current assets and payables and other current liabilities, offset by a decrease in receivable collections. In addition, during the first quarter of 2005, there was a $50.0 decrease in accounts receivable sold under the securitization program. During the first three months of 2006, there were no accounts receivable sold under the securitization program. Other current assets had a net increase of $4.0 during the first quarter of 2006. This compares to a net increase of $17.2 during the first quarter of 2005. Payables and other current liabilities decreased $22.2 during the first three months of 2006, compared with a $36.9 decrease in the prior year. This primarily reflects increase in deferred revenue balances during the first quarter of 2006 compared to the same period last year.

Days sales outstanding (DSO) in receivables decreased to 69 days at March 31, 2006 versus 72 days at December 31, 2005. During the first quarter of 2005, DSO decreased to 71 days at March 31, 2005 versus 75 days at December 31, 2004. DSO is computed as follows: receivables, net of allowances, plus outstanding receivables sold under the securitization program divided by average days sales. Average days sales are defined as consolidated revenues during the quarter just ended divided by the number of calendar days in the quarter just ended.

We used $17.4 for investing activities during the first three months of 2006 compared to $24.4 during the first three months of 2005. The decrease in amounts used in investing activities during the first quarter of 2006 was due to $5.8 in cash received from Cincinnati SMSA Limited Partnership, representing a partial return of capital contributions previously made by Convergys.

Financing activities during the first three months of 2006 used $28.0 in cash. The activities primarily consisted of $23.6 in debt repayments and $7.6 to repurchase 0.4 million of the Company’s common shares, partially offset by $2.4 from the issuance of common shares upon exercise of stock options. This compares to $7.7 in cash used from financing activities during the first three months of 2005, which primarily represented repayment of debt.

For the full year of 2006, we plan to invest approximately 4% of our revenues in capital expenditures. Excluding funding requirements related to acquisitions, we believe that our cash flows from operations and available capital resources will be sufficient to fund these investments. At this point, we are not aware of any capital calls from the limited partnerships in which the Company is invested.

Additionally, in connection with Employee Care contracts that were signed at the end of 2005, we expect to incur a significant amount of implementation costs during 2006. This will negatively impact cash flows from operations and free cash flows.

We expect to contribute approximately $13 to fund our Cash Balance Pension Plan during 2006.

The Company’s free cash flows, defined as cash flows from operating activities excluding the impact of the accounts receivable securitization less capital expenditures, were $33.7 and $37.5 for the first three months of 2006 and 2005, respectively. In summary, this was driven by improvements in other assets and in payables and other liabilities, offset by a decrease in receivable collections, excluding the securitization program. The Company uses free cash flows, which is a non-GAAP financial measure, as an alternative measure of the Company’s ability to generate cash flows. This non-GAAP financial measure should not be construed as being more important than comparable GAAP measures. They are presented because the Company’s management uses this information when evaluating cash flow information, and believes that this information provides the users of the financial statements with an additional and useful comparison of the Company’s cash flows with past and future periods.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

We believe that our financial structure and condition are solid. At March 31, 2006, total capitalization was $1,801.0, consisting of $408.6 of short-term and long-term debt and $1,392.4 of equity. This results in a debt-to-capital ratio of 22.7%, which compares to 24.2% at December 31, 2005.

Our debt is considered investment grade by the rating agencies. Our borrowing facilities include a $325 credit facility that expires in December 2007. As of March 31, 2006, we had no amounts borrowed under this facility. The participating agents in the credit facility are JPMorgan Chase Bank, Citicorp USA, PNC Bank, The Bank of Nova Scotia, Deutsche Bank AG and Wachovia Bank. The credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-capitalization ratios. Our interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. Our debt-to-capitalization ratio cannot be greater than 0.6 to 1.0 at any time. We were in compliance with all covenants throughout the first three months of 2006.

We have a $200 accounts receivable securitization agreement with Falcon Asset Securitization Corporation and Fifth Third Bank, under which we had sold no accounts receivable at March 31, 2006. The securitization agreement expires December 2006. In January 2006, we executed an amendment to the securitization that eliminated certain restrictions pertaining to our ability to repurchase the receivables. As a result of this amendment, transfers made under this agreement will no longer impact cash flows from operating activities. Accordingly, any future amounts transferred under this agreement will be treated as debt. This amendment has no impact on our ability to utilize this facility for the full amount.

In December 2005, one of our U.K. subsidiaries entered into a credit overdraft facility of 15.0 British pounds (GBP) with Wachovia Bank. As of December 31, 2005, the subsidiary had borrowings of GBP 15.0 (U.S. $26.0) under this facility. The proceeds were used to repatriate funds from foreign operations. This credit facility was repaid in its entirety during the first quarter of 2006. In November 2005, one of our Canadian subsidiaries entered into a senior unsecured revolving credit facility of 100.0 Canadian dollars (CAD) with The Bank of Nova Scotia. The proceeds were used to repatriate funds from the foreign subsidiary. As of March 31, 2006, the subsidiary had borrowings of CAD 100.0 (U.S. $85.7) under this facility. The facility contains the same restrictive covenants included in the $325 credit facility and expires December 2008.

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

In November 2003, the Company borrowed $55.5 under a 10-year mortgage. The proceeds were used to partially fund the Company’s purchase of its corporate headquarters facility in downtown Cincinnati, Ohio. The Company’s corporate headquarters facility secures the mortgage. As of March 31, 2006, the unpaid principal balance was $44.7.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

We lease certain equipment and facilities used in operations under operating leases. This includes our office complex in Orlando, Florida, which is leased from Wachovia Development Corporation (Lessor), a wholly owned subsidiary of Wachovia Corporation, under an agreement that expires in June 2010. Upon termination or expiration of the lease, we must either purchase the property from the Lessor for $65.0 or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than $65.0, the amount paid by the Lessor for the purchase of the complex from an unrelated third party, we have agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, we are entitled to collect the excess. At the inception of the lease, we recognized a liability of approximately $5 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. We have recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which is being amortized to rental expense over the lease term. The liability will remain on the balance sheet until the end of the lease term.

Under the terms of the lease, we also provide certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure nor the fair value. We do not expect such amounts, if any, to be material. We have concluded that we are not required to consolidate the Lessor pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51.

From February 2003 through June 2005, our Board of Directors authorized the repurchase of a total of up to 30 million of our common shares. Through March 31, 2006, we repurchased 19.6 million shares of Convergys stock for $279.4 pursuant to these authorizations. We may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on a number of considerations including market conditions and the Company’s liquidity. At March 31, 2006, the Company may purchase an additional 10.4 million common shares pursuant to these authorizations.

From April 1 to April 30, 2006, the Company repurchased 41,800 shares of Convergys stock for $0.8 pursuant to these authorizations.

At March 31, 2006, the Company had outstanding letters of credit of $33.2 related to performance and payment guarantees. We do not believe that any obligation that may arise will be material.

We believe that our present ability to borrow is greater than our established credit facilities in place. If market conditions change and we experience a significant decline in revenues, our cash flows and liquidity could be reduced. This could cause rating agencies to lower our credit ratings, thereby increasing our borrowing costs, or even causing a reduction in or the elimination of our access to debt and the ability to raise additional equity.

Risks Relating to Convergys and Its Business

Client consolidations could result in a loss of clients and reduce our revenues.

We serve clients in industries that have experienced and continue to experience a significant level of consolidation. We cannot assure that additional consolidations will not occur in which our clients acquire additional businesses or are acquired. Such consolidations may result in the termination of an existing client contract, which would result in a decrease of our revenues.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

In October 2004, Cingular completed its acquisition of AT&T Wireless. Prior to the acquisition, AT&T Wireless was our largest client in terms of revenue and a significant client of both Information Management and Customer Care. With respect to Information Management, we are assisting Cingular with its strategy to migrate subscribers off of the AT&T Wireless billing system (that we support) onto Cingular’s two in-house systems (one of which we support) by the first quarter of 2007. If this migration continues as planned, it will have a negative impact on Information Management’s revenues and earnings. However, as evidenced by a contract extension signed in December 2005, we expect to continue to support one of Cingular’s in-house systems.

Our Customer Care segment also had a long-standing relationship with AT&T Wireless. Although revenues generated from this relationship were down significantly during the first three months of 2006 compared to 2005, volumes began to stabilize last summer. We expect Cingular to remain an important client to Customer Care. However, should volume from Cingular continue to decline, our Customer Care revenues and earnings would be negatively impacted.

In September 2005, Sprint PCS, a large Information Management data processing outsourcing client, completed its acquisition of Nextel Communications. The client informed us that it intends to consolidate its billing systems onto a competitor’s platform. To the best of our knowledge, Sprint Nextel’s plan is to migrate subscribers from our billing system during 2006 and 2007. We will support Sprint Nextel with their migration efforts. If the migration proceeds as planned, it will have a negative impact on Information Management’s revenues and earnings.

A large portion of our revenue is generated from a limited number of clients, and the loss of one or more of our clients could cause a reduction in our revenues.

We rely on several clients for a large percentage of our revenues. Our three largest clients, Cingular, Sprint Nextel and DirecTV, collectively represented 30.0% of our revenues for the three months ended March 31, 2006. Our relationship with Cingular is represented by separate contracts/work orders with various operating units across Information Management and Customer Care. Our relationship with Sprint Nextel is represented by separate contracts with Information Management and Customer Care. Since February 2004, we have provided customer care services to Sprint Nextel, for the Sprint PCS division, under a contract between Sprint Nextel and IBM, whereby we serve as a subcontractor to IBM. We serve DirecTV under a customer care contract. These separate contracts/work orders with the above clients have varying expiration dates, payment provisions, termination provisions and other conditions. As a result, we do not believe that it is likely that our entire relationship with Cingular, DirecTV or Sprint Nextel would terminate at one time; and, therefore, we are not substantially dependent on any particular contract/work order with these clients. However, the loss of all of the contracts/work orders with a particular client at the same time or the loss of one or more of the larger contracts/work orders with a client would adversely affect our total revenues if the revenues from such client were not replaced with revenues from that client or other clients.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

A large portion of our accounts receivable are payable by a limited number of clients and the inability of any of these clients to pay its accounts receivable could cause a reduction in our revenues and earnings.

Several significant clients account for a large percentage of our accounts receivable. As of March 31, 2006, our three largest clients, Cingular, Sprint Nextel and DirectTV, collectively accounted for 34.0% of our accounts receivable. During the past three years, each of the clients set forth above has generally paid its accounts receivable on a timely basis, and write-downs that we have incurred in connection with such accounts receivable were consistent with write-downs that we incurred with other clients. We anticipate that several clients will continue to account for a large percentage of our accounts receivable. Although we currently do not expect payment issues with any of these clients, if any of them were unable, for any reason, to pay our accounts receivable, our income would decrease. We also carry significant receivable balances with other clients whose declaration of bankruptcy would decrease our income.

If our clients are not successful, the amount of business that they outsource and the prices that they are willing to pay for such services may diminish and could result in a reduction of our revenues.

Our revenues depend on the success of our clients. If our clients are not successful, the amount of business that they outsource may be diminished. Thus, although we have signed contracts, many of which contain minimum revenue commitments, to provide services to our clients, there can be no assurance that the level of revenues generated by such contracts will meet expectations. In addition, several clients, particularly in the communications and technology industries, have experienced substantial price competition. As a result, we may continue to face price pressure from such clients, which could negatively affect our operating performance.

Our failure to keep our technology up-to-date may prevent us from remaining competitive.

Technology is a critical component of our success, including billing software products provided to a client through a license or data processing outsourcing arrangement or technology used by customer care or employee care agents in connection with outsourcing services. In order to remain competitive, we need to continue to invest in the development of new and enhanced technology. Although we are committed to further investment in development, there can be no assurance that our technology will adequately meet our future needs or enable us to remain competitive. Our failure to keep our technology up-to-date may hinder our ability to remain competitive and may lead competitors to attract business from our existing and potential clients and cause our revenue to decrease.

Defects or errors within our software products could adversely affect our business, results of operations and financial condition.

Design defects or software errors may delay product introductions or reduce the satisfaction level of clients and may have a materially adverse effect on our business, results of operations and financial condition. Our billing software products are highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and/or correct. Since both our clients and we use our billing software products to perform critical business functions, design defects, software errors or other potential problems within or outside of our control may arise from the use of our software. It may also result in financial or other damages to our clients, for which we may be held responsible. Although our license agreements with our clients may often contain provisions designed to limit our exposure to potential claims and liabilities arising from client problems, these provisions may not effectively protect us against such claims in all cases and in all jurisdictions.

Claims and liabilities arising from client problems could result in monetary damages to us and could cause damage to our reputation, adversely affecting our business, results of operations and financial condition.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Emergency interruption of data centers and customer care and employee care contact centers could have a materially adverse effect on our financial condition and results of operations.

Our outsourcing operations depend on our ability to protect our proprietary software and client information maintained in our data processing, customer care and employee care contact centers against damage that may be caused by fire, natural disasters, power failure, telecommunications failures, computer viruses, acts of sabotage or terror and other emergencies. In the event that we experience a temporary or permanent interruption at one or more of our data or contact centers, through casualty, operating malfunction or other acts, we may be unable to provide the data processing, customer care and employee care services we are contractually obligated to deliver. This could result in us being required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts. Notwithstanding contingency plans and precautions instituted to protect our clients and us from events that could interrupt delivery of services (including property and business interruption insurance that we maintain), there can be no guarantee that such interruptions would not result in a prolonged interruption in our ability to provide support services to our clients or that such precautions would adequately compensate us for any losses we may incur as a result of such interruptions.

If the global trend toward outsourcing does not continue, our financial condition and results of operations could be materially affected.

Revenue growth depends, in large part, on the trend toward outsourcing, particularly as it relates to our customer care and employee care outsourcing operations. Outsourcing involves companies contracting with a third party, such as Convergys, to provide customer care and employee care services rather than perform such services in-house. There can be no assurance that this trend will continue, as organizations may elect to perform such services in-house. A significant change in this trend could have a materially adverse effect on our financial condition and results of operations.

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

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

We are susceptible to business and political risks from domestic and international operations that could result in reduced revenues or earnings.

We operate businesses in many countries outside the United States, which are located throughout North and South America, Europe, the Middle East and the Asian Pacific region. In connection with our strategy, we plan to capture more of the international billing and employee care markets. Additionally, North American companies have created a demand for offshore customer care outsourcing capacity. As a result, we expect to continue expansion through start-up operations and acquisitions in foreign countries. Expansion of our existing international operations and entry into additional countries will require management attention and financial resources. In addition, there are certain risks inherent in conducting business internationally including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. To the extent that we are adversely affected by these risks, our business could be adversely affected and our revenues and/or earnings could be reduced.

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

Customer Care serves an increasing number of its U.S.-based customer care clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by Customer Care to render services under these contracts is denominated in Canadian dollars, Indian rupees or Philippine pesos, which represents a foreign exchange exposure to the Company. We enter into forward exchange contracts and options to limit potential foreign currency exposure. As the U.S. dollar weakened during 2005 and the first three months of 2006, the operating expenses of these contact centers, once translated into U.S. dollars, increased in comparison to prior years. The increase in operating expenses was partially offset by gains realized through the settlement of Canadian dollar forward exchange contracts. However, if the U.S. dollar does not strengthen, our earnings will continue to be negatively impacted.

If we do not effectively manage our capacity, our results of operations could be adversely affected.

Our ability to profit from the global trend toward outsourcing depends largely on how effectively we manage our Customer Care and Employee Care contact center capacity. There are several factors and trends that have intensified the challenge of contact center management. In order to create the additional capacity necessary to accommodate new or expanded outsourcing projects, we must consider opening new contact centers. The opening or expansion of a contact center may result, at least in the short term, in idle capacity until we fully implement the new or expanded program. We periodically assess the expected long-term capacity utilization of our contact centers. As a result, we may, if deemed necessary, consolidate, close or partially close under-performing contact centers to maintain or improve targeted utilization and margins. There can be no guarantee that we will be able to achieve or maintain optimal utilization of our contact center capacity.

As part of our effort to consolidate our facilities, we seek to sublease a portion of our surplus space, if any, and recover certain costs associated with it. To the extent that we fail to sublease such surplus space, our expenses will increase.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

If we are unable to hire or retain qualified personnel in certain areas of our business, our ability to execute our business plans in those areas could be impaired and revenues could decrease.

We employ approximately 70,700 employees worldwide. Despite headcount reductions during 2005, we continue to recruit and hire qualified persons in the research and development, sales, marketing and administrative and services areas of our business. At times, we have experienced difficulties in hiring personnel with the desired levels of training or experience. Additionally, particularly in regard to the labor-intensive business of Customer Care and Employee Care, quality service depends on our ability to control personnel turnover. Any increase in the employee turnover rate could increase recruiting and training costs and decrease operating effectiveness and productivity. We may not be able to continue to hire, train and retain a sufficient number of qualified personnel to adequately staff new client projects. This is particularly critical in connection with the recent contracts signed by Employee Care. Because a significant portion of our operating costs relates to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a materially adverse effect on our business, results of operations or financial condition.

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

Form 10-Q Part I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. Our risk management strategy includes the use of derivative instruments to reduce the effects on our operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. In using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, we expose ourselves to counterparty credit risk. We manage exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to perform fully under the terms of the agreements and by diversifying the number of financial institutions with which we enter into such agreements.

Interest Rate Risk

At March 31, 2006, we had $142.9 in outstanding variable rate borrowings. The carrying amount of our borrowings reflects fair value due to their short-term and variable interest rate features.

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

We also use, from time to time, cash flow hedges for interest rate exposure. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding cash flow hedges covering interest rate exposure at March 31, 2006.

Based upon our exposure to variable rate borrowings, a one percentage point change in the weighted average interest rate would change our annual interest expense by approximately $1.

Foreign Currency Exchange Rate Risk

Our Customer Care segment serves a number of our U.S.-based clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Canadian dollars (CAD), Indian rupees (INR) or Philippine pesos (PHP), which represents a foreign exchange exposure. In order to hedge the exposure related to the anticipated cash flow requirements denominated in these foreign currencies, we have entered into forward contracts with several financial institutions to acquire a total of CAD 175.0, INR 9,475.7 and PHP 7,057.0 at a fixed price of $146.0, $211.0 and $125.0, respectively, through December 2008. Additionally, the Company had options to purchase approximately CAD 174.0 for a fixed price of $149.8 through March 2007. The fair value of these derivative instruments as of March 31, 2006 was $16.9.

The potential loss in fair value at March 31, 2006 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $65. This loss would be mitigated by corresponding gains on the underlying exposures.

Form 10-Q Part I

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency and foreign denominated revenue and profit translated into U.S. dollars. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables and payables that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of March 31, 2006, the fair value of these derivatives was $0.2.

Foreign currency denominated revenue has been less than 10% during the last three years.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with general counsel, the chief accounting officer and other key employees, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act)) as of the end of the quarter ended March 31, 2006. Based on this review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act, as amended, is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no material changes in the Company’s internal controls or in other factors that could materially affect, or could reasonably be likely to materially affect, those controls subsequent to the date of their evaluation including any corrective actions with regard to material deficiencies and weaknesses.

Form 10-Q Part II

ITEM 1A. RISK FACTORS.

The information required by Item 1A is included in Part 1-Item 2 under the “Risks Relating to Convergys and Its Business” section of this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From February 2003 through June 2005, our Board of Directors authorized the repurchase of a total of up to 30 million of our common shares. Through March 31, 2006, we repurchased 19.6 million shares of Convergys stock for $279.4 pursuant to these authorizations. We may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on a number of considerations including market conditions and the Company’s liquidity. At March 31, 2006, the Company may purchase an additional 10.4 million common shares pursuant to these authorizations.

From April 1 to April 30, 2006, the Company repurchased 41,800 shares of Convergys stock for $0.8 pursuant to these authorizations.

The Company’s first quarter 2006 repurchases of common shares were as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
Feb. 2006	191,600	$16.53	191,600	10,624,000
Mar. 2006	256,800	17.44	256,800	10,367,200

Total	448,400	$17.05	448,400

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2006. The Company’s annual meeting of shareholders was held on April 18, 2006 in Covington, Kentucky, at which the following matters were submitted to a vote of the shareholders:

(a) Votes regarding the election of four Directors for a term expiring in 2009 were as follows:

	For	Withheld
John F. Barrett	118,111,809	4,627,825
Joseph E. Gibbs	118,483,736	4,225,898
Steven C. Mason	118,392,663	4,346,971
James F. Orr	116,846,906	5,892,728

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Term expiring in 2007:	Zoë Baird
Roger L. Howe
Philip A. Odeen

Term expiring in 2008:	David B. Dillon
Eric C. Fast
Sidney A. Ribeau
David R. Whitwam

Form 10-Q Part II

(b) Votes to ratify the appointment of Ernst & Young LLP as independent accountants:

For	120,989,742
Against	680,862
Abstained	1,069,030

(c) Vote on a shareholder request that members of the Board of Directors take the necessary steps to establish the annual election of Directors:

For	85,774,173
Against	22,118,431
Abstained	1,651,283

ITEM 5. OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our Schedule 14A was filed on March 14, 2006.

ITEM 6. EXHIBITS.

(a)	Exhibits.

The following are filed as Exhibits to Part II of this Form 10-Q:

Exhibit Number
3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to Form S-3 filed on August 10, 2000, File No. 333-43404.)

3.2	Regulations of the Company. (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-53619.)

4	Rights Agreement dated November 30, 1998 between Convergys Corporation and The Fifth Third Bank. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed December 23, 1998, File No. 001-14379.)

10.1	Amendment No. 2 to the $325,000,000 Three-Year Competitive Advance and Revolving Credit Facility Agreement, as amended, the Guarantee Agreement, as amended, and the Indemnity, Subrogation and Contribution Agreement, as amended, dated as of December 21, 2004. (Incorporated by reference to Form 8-K filed on March 31, 2006.)

10.2	Amended and Restated Credit Agreement between CCM Limited Partner Inc. and Convergys CMG Canada Limited Partnership and the Bank of Nova Scotia, dated as of March 31, 2006. (Incorporated by reference to Form 8-K filed on March 31, 2006.)

10.3	Guarantee Agreement between Convergys Corporation and two of its subsidiaries and The Bank of Nova Scotia, as administrative agent, dated as of March 31, 2006. (Incorporated by reference to Form 8-K filed on March 31, 2006.)

31.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 10-Q Part II

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation

Date: May 8, 2006	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer
(On behalf of the Registrant and as Chief Financial Officer)