Form 10-Q
period 2006-06-30
CONVERGYS CORP
filed 2006-08-07
CIK 1062047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At July 31, 2006, there were 138,844,341 common shares outstanding, excluding amounts held in Treasury of 39,085,457.

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions, except per share amounts)	2006	2005	2006	2005
Revenues	$691.8	$630.4	$1,367.1	$1,267.7
Operating Costs and Expenses
Cost of providing services and products sold	438.6	394.7	862.0	792.0
Selling, general and administrative	132.0	132.6	264.8	265.9
Research and development costs	21.4	19.7	41.8	37.3
Depreciation	32.3	31.0	65.1	62.3
Amortization	4.7	5.5	8.6	11.4
Restructuring	—	8.9	—	8.9

Total costs and expenses	629.0	592.4	1,242.3	1,177.8

Operating Income	62.8	38.0	124.8	89.9
Equity in Earnings (Loss) of Cellular Partnerships	1.5	5.8	2.9	9.6
Other Income (Expense), net	0.8	0.4	1.1	(1.0)
Interest Expense	(5.8)	(4.9)	(11.5)	(9.7)

Income Before Income Taxes	59.3	39.3	117.3	88.8
Income Tax Expense	19.5	13.7	40.8	32.0

Net Income	$39.8	$25.6	$76.5	$56.8

Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	$2.8	$(1.6)	$3.2	$(0.8)
Unrealized gains (losses) on hedging activities	(5.8)	(7.6)	(7.5)	(13.6)

Total other comprehensive income (loss)	(3.0)	(9.2)	(4.3)	(14.4)

Comprehensive Income	$36.8	$16.4	$72.2	$42.4

Earnings Per Common Share
Basic	$0.29	$0.18	$0.55	$0.40

Diluted	$0.28	$0.18	$0.54	$0.40

Average Common Shares Outstanding
Basic	139.1	140.4	139.2	140.8
Diluted	142.4	142.9	142.3	143.4

See Notes to Consolidated Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Millions)

	(Unaudited) June 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$201.1	$196.0
Receivables, net of allowances of $10.3 and $10.0	558.8	521.1
Deferred income tax benefits	62.3	54.3
Prepaid expenses	40.8	37.5
Other current assets	31.4	40.1

Total current assets	894.4	849.0
Property and equipment - net	386.4	404.7
Goodwill, net	874.1	870.6
Other intangibles, net	41.6	46.6
Investment in Cellular Partnerships	40.6	43.5
Deferred charges	187.8	155.8
Other assets	29.2	41.2

Total Assets	$2,454.1	$2,411.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt maturing within one year	$89.6	$134.7
Payables and other current liabilities	502.0	483.1

Total current liabilities	591.6	617.8
Long-term debt	299.3	297.5
Deferred income tax liability	48.0	44.2
Additional minimum pension liability	44.5	44.5
Other long-term liabilities	57.2	52.3

Total liabilities	1,040.6	1,056.3

Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized; none outstanding	—	—
Common shares – without par value, 500.0 authorized; 177.8 outstanding in 2006 and 176.8 outstanding in 2005	932.2	906.6
Treasury stock – 39.1 shares in 2006 and 36.9 in 2005	(662.3)	(622.9)
Retained earnings	1,146.0	1,069.5
Accumulated other comprehensive income (loss)	(2.4)	1.9

Total shareholders’ equity	1,413.5	1,355.1

Total Liabilities and Shareholders’ Equity	$2,454.1	$2,411.4

See Notes to Consolidated Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76.5	$56.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73.7	73.7
Deferred income tax expense (benefit)	(0.5)	(3.8)
Cellular Partnerships earnings	(2.9)	(9.6)
Stock compensation expense	13.7	10.1
Decrease in amounts sold under receivables securitization, net	—	(50.0)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in receivables	(37.7)	22.0
Decrease (increase) in other current assets	2.2	(6.3)
Decrease (increase) in deferred charges, net	(32.0)	3.9
Decrease (increase) in other assets and liabilities	16.9	10.5
Increase (decrease) in payables and other current liabilities	15.5	(69.9)
Other, net	(5.2)	4.6

Net cash provided by operating activities	120.2	42.0

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(52.2)	(49.6)
Proceeds from disposal of property and equipment	2.1	—
Return of capital from Cellular Partnerships	5.8	—
Investment in Cellular Partnerships	—	(0.7)
Acquisitions, net of cash acquired	—	(1.1)

Net cash used in investing activities	(44.3)	(51.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (repayments) of commercial paper and other debt, net	(43.3)	41.5
Excess tax benefits from share-based payment arrangements	1.8	—
Purchase of treasury shares	(39.4)	(35.3)
Issuance of common shares	10.1	3.4

Net cash provided by (used in) financing activities	(70.8)	9.6

Net increase (decrease) in cash and cash equivalents	5.1	0.2
Cash and cash equivalents at beginning of period	196.0	58.4

Cash and cash equivalents at end of period	$201.1	$58.6

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

The Company has three reporting segments: (i) Customer Care, which provides outsourced customer care services; (ii) Employee Care, which provides outsourced employee care services; and (iii) Information Management, which provides billing and information services and software. In connection with changes in our management structure during the latter part of 2005, we expanded our reporting segment structure from two segments (the Customer Management Group, which included the operations of Customer Care and Employee Care, and the Information Management Group) to three segments. The three reporting segment structure began December 31, 2005. All prior year segment information has been restated to reflect these reporting changes.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition and measurement threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects that FIN 48 will have on its accounting for income tax practices.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(3)	STOCK-BASED COMPENSATION PLANS

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method and, therefore, has not restated results for prior periods. Under SFAS 123(R), the Company has elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Benefits of tax deductions in excess of recognized compensation expense are now reported as a financing cash flow, rather than an operating cash flow as prescribed under the prior accounting rules. Further, upon the adoption of SFAS 123(R), the Company applied an estimated forfeiture rate to unvested awards when computing the stock compensation related expenses. Previously, the Company recorded forfeitures as incurred. The Company estimated the forfeiture rate for unvested awards based on its historical experience during the preceding two calendar years.

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

The Company’s operating results reflect stock compensation expense of $8.0 and $6.5 for the three months ended June 30, 2006 and 2005, respectively, and $14.3 and $10.1 for the six months ended June 30, 2006 and 2005, respectively. Included in the stock compensation expense of $14.3 is pretax compensation expense of $0.9 ($0.6, net of tax) related to the expensing of the Company’s stock options for the six months ended June 30, 2006 due to the adoption of SFAS 123(R).

As a result of adopting SFAS 123(R), the Company’s net income for the three and six months ended June 30, 2006 were $0.1 and $0.6 lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted earnings per share for the three and six months ended June 30, 2006 would have been lower by $0.00 and $0.00, respectively, if the Company had not adopted SFAS 123(R).

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

A summary of stock option activity for the six months ended June 30, 2006 is presented below:

Shares in Thousands	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Intrinsic Value (per share)
Outstanding at Jan. 1, 2006	16,885	$25.91
Granted	—	—
Exercised	(1,070)	12.33
Forfeited/cancelled	(664)	28.14

Outstanding at June 30, 2006	15,151	$26.77	4.1	$11.66
Options exercisable at June 30, 2006	15,073	$26.82	4.1	$11.68

A summary of stock options outstanding and exercisable at June 30, 2006 is presented below:

Shares in Thousands	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.87 to $1.87	2	0.1	$1.87	2	$1.87
$1.88 to $11.55	1,961	6.3	11.40	1,961	11.40
$12.00 to $15.00	1,802	3.6	14.16	1,802	14.16
$15.02 to $17.44	1,739	1.6	17.04	1,688	17.06
$17.54 to $22.22	1,843	2.6	21.40	1,816	21.45
$24.75 to $29.32	188	5.8	27.67	188	27.67
$29.53 to $29.53	1,917	3.5	29.53	1,917	29.53
$29.77 to $36.49	220	4.8	33.41	220	33.41
$36.67 to $36.67	2,489	5.5	36.67	2,489	36.67
$37.12 to $52.53	2,990	4.4	42.86	2,990	42.86

Total	15,151	4.1	$26.77	15,073	$26.82

Restricted Stock Awards and Restricted Stock Units

During the first six months of 2006, the Company granted 1.8 million shares of restricted stock units with a weighted average grant price of $18.04. Included in the above were 0.6 million of performance-related restricted stock unit awards that vest upon the Company’s satisfaction of financial performance conditions (relative total stock return) as of December 31, 2008. During the six months ended June 30, 2005, the Company granted 1.9 million shares of restricted stock units at a weighted-average grant price of $13.73. Included in the above were 0.6 million of performance-related restricted stock units that vest upon the Company’s satisfaction of certain financial conditions as of December 31, 2007.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

As a part of our adoption of SFAS 123(R), the Company used a Monte Carlo simulation model to estimate the fair value for performance-based restricted stock awards issued during 2006. The assumptions used in the Monte Carlo Simulation Model for performance-based restricted stock awards granted during the first six months of 2006 are noted in the table below. Expected volatilities are based on historical volatility and daily returns for the six-year period ended February 2006 of the Company’s stock and its peer group. Expected market risk premium is based on historical risk premium of equity markets over the risk-free interest rate over the past 60 years. The expected term of the awards granted is derived from the output of the valuation model and represents the period of time that the awards granted are expected to be outstanding. The risk-free interest rate for the expected term of the award granted is based on the U.S. Treasury yield curve in effect at the time of grant.

June 30, 2006
Expected volatility	32% - 80%
Expected market risk premium	8.5%
Expected term (in years)	6.0
Risk-free interest rate	4.6%

The total compensation cost related to non-vested restricted stock and restricted stock units not yet recognized as of June 30, 2006 was approximately $39, which is expected to be recognized over a weighted average of 1.7 years. Changes to non-vested restricted stock and restricted stock units for the six months ended June 30, 2006 were as follows:

Amounts in millions	Number of Shares	Weighted Average Fair Value at Date Of Grant
Non-vested at December 31, 2005	3.9	$14.72
Granted	1.8	18.04
Vested	(0.5)	(29.93)
Forfeited	(0.2)	(15.69)

Non-vested at June 30, 2006	5.0	$15.24

(4)	ACQUISITIONS

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

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(5)	BUSINESS RESTRUCTURING AND ASSET IMPAIRMENT

2005 Restructuring

As discussed more fully in the “Business Restructuring and Asset Impairment” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company initiated restructuring plans in the second quarter and fourth quarter of 2005. The plan initiated during the second quarter resulted in a severance charge of $8.9, $8.3 of which pertained to Customer Care and $0.6 of which pertained to corporate. The actions, which affected approximately 300 professional and administrative employees, were substantially completed during the third quarter of 2005. The severance benefits were paid pursuant to the Company’s then existing severance guidelines and employment agreements. $7.7 of the charge was cash related, while the remaining $1.2 consisted of a non-cash charge produced by the acceleration of equity-based awards.

During the fourth quarter of 2005, the Company took further actions to streamline its Customer Care and corporate operations. These severance actions consisted of involuntary headcount reductions affecting approximately 100 professional and administrative employees. Furthermore, the Company consolidated some of its Employee Care facilities, which involved the closure of one of its leased offices in North America in December 2005. This resulted in a fourth quarter 2005 restructuring charge of $13.8, which consisted of $12.7 of severance and $1.1 of facility closure costs. The facility abandonment component of the charge was equal to the future costs associated with the facility, net of the proceeds from any probable future sublease. Of the $12.7 of severance costs, which is being paid pursuant to the Company’s then existing severance guidelines and employment agreements, $10.8 was cash related and $1.3 of the charge consisted of a non-cash charge resulting from the acceleration of equity-based awards. The remaining $0.6 consisted of a curtailment charge related to the Company’s supplemental executive retirement plan. The Company began making the headcount reductions during the fourth quarter and was substantially complete by the end of the second quarter of 2006.

Restructuring liability activity for the fourth quarter 2005 plan during the six months ended June 30, 2006 consisted of the following:

Balance at December 31, 2005	$9.8
Severance payments	(7.1)
Facilities payments	(0.5)

Balance at June 30, 2006	$2.2

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

The reduction in force took place through a combination of voluntary and involuntary separations. The severance benefits for the involuntary separations were paid pursuant to the Company’s then existing severance guidelines and employment agreements. The voluntary separations were substantially completed in 2004. The Company completed the involuntary separations during the second quarter of 2005.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

Restructuring liability activity for the 2004 plan during the six months ended June 30, 2006 and 2005 consisted of the following:

	2006	2005
Balance at January 1	$1.4	$26.9
Severance payments	(1.4)	(21.8)
Other	—	0.1

Balance at June 30	$—	$5.2

2002 Restructuring

In connection with a restructuring plan initiated during the fourth quarter of 2002, the Company made approximately 1,350 headcount reductions that affected professional and administrative employees worldwide and closed certain Customer Care and Information Management facilities.

Restructuring liability activity related to the 2002 plan consisted of the following:

	2006	2005
Balance at January 1	$16.0	$32.6
Lease termination payments	(1.7)	(6.1)
Other	0.6	(0.9)

Balance at June 30	$14.9	$25.6

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

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS

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

Goodwill increased to $874.1 at June 30, 2006 from $870.6 at December 31, 2005 primarily as a result of currency translation adjustments.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

As of June 30, 2006, the Company’s other intangible assets acquired through business combinations consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$44.3	$(38.4)	$6.0
Customer relationships and other intangibles	129.5	(87.9)	41.6

Total	$173.8	$(126.3)	$47.6

Intangible amortization expense for the six-month period ended June 30, 2006 and 2005 was $8.6 and $11.4, respectively. This includes accelerated amortization of acquired software in the second quarter of 2006. Intangible amortization expense is estimated to be approximately $13 for the year ending December 31, 2006. Estimated intangible amortization expense for the four subsequent fiscal years is:

For the year ended 12/31/07	$8
For the year ended 12/31/08	$8
For the year ended 12/31/09	$7
For the year ended 12/31/10	$6
Thereafter	$14

The intangible assets are being amortized using the following amortizable lives: three to seven years for software and two to ten years for customer relationships and other. The weighted average amortization period for intangible assets subject to amortization is nine years (six years for software, nine years for customer relationships and other).

(7)	INVESTMENTS IN CELLULAR PARTNERSHIPS

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

(8)	DEFERRED CHARGES

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

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

The Company often performs, in connection with its outsourcing arrangements, certain set-up activities or implementations, including the installation and customization of the Company’s proprietary software in its centers. Additionally, with respect to certain arrangements where the Company does not have sufficient evidence of fair value for the undelivered elements, the Company defers all revenue related to these arrangements and recognizes them over the terms of their service periods. In connection with these arrangements, the Company capitalizes all direct and incremental implementation and multiple-element costs, to the extent recovery of these costs is probable, and amortizes them ratably over the life of the arrangements as costs of providing service.

In the event these costs are not deemed recoverable, the costs are expensed as incurred. The Company evaluates the probability of recovery by considering profits to be earned during the term of the related contract, the creditworthiness of the client and, if applicable, contract termination penalties payable by the client in the event that the client terminates the contract early.

During the six months ended June 30, 2006 and 2005, the Company capitalized $57.2 and $22.0 of client acquisition and implementation costs, respectively. The related amortization for these periods was $25.2 and $25.9, respectively.

(9)	PAYABLES AND OTHER CURRENT LIABILITIES

	At Jun. 30, 2006	At Dec. 31, 2005
Accounts payable	$23.5	$31.1
Accrued taxes	60.7	57.0
Accrued payroll-related expenses	124.3	117.0
Deferred compensation	54.2	57.9
Accrued expenses, other	86.1	88.2
Restructuring and exit costs	18.1	28.1
Deferred revenue and government grants	135.1	103.8

	$502.0	$483.1

(10)	EMPLOYEE BENEFIT PLANS

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

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

Pension cost for the cash balance plan included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost (benefits earned during the period)	$6.0	$5.8	$11.9	$10.9
Interest cost on projected benefit obligation	2.7	2.6	5.5	5.2
Expected return on plan assets	(3.7)	(3.6)	(7.4)	(8.0)
Amortization and deferrals—net	0.5	0.1	1.0	0.3

Pension cost	$5.5	$4.9	$11.0	$8.4

Pension cost for the unfunded executive pension plans included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost (benefits earnedduring the period)	$0.9	$1.1	$2.2	$2.4
Interest cost on projected benefit obligation	1.1	1.0	2.4	2.3
Amortization and deferrals—net	0.2	0.2	0.6	0.5

Pension cost	$2.2	$2.3	$5.2	$5.2

The Company expects to contribute approximately $13 to its Cash Balance Plan during 2006 to satisfy pension funding requirements under the Employee Retirement Income Security Act of 1974.

(11)	SHAREHOLDERS’ EQUITY

Through June 28, 2005, the Company’s Board of Directors has authorized the repurchase of up to 30 million common shares. Through December 31, 2005, the Company had repurchased 19.2 million common shares for a total cost of $271.8 pursuant to these authorizations. During the six months ended June 30, 2006, the Company repurchased 2.1 million common shares for a total cost of $39.4. At June 30, 2006, the Company may repurchase 8.7 million additional shares pursuant to these authorizations.

(12)	SIGNIFICANT CUSTOMERS

Both our Customer Care and Information Management segments derive significant revenues from Cingular Wireless (Cingular). Cingular acquired AT&T Wireless in October 2004. See further discussions of Cingular under the “Risks Relating to Convergys and Its Business” section of Management Discussion and Analysis.

Revenues from Cingular were 12.7% and 17.8% of the Company’s consolidated revenues for the six-month periods ended June 30, 2006 and 2005, respectively. Related accounts receivable from Cingular totaled $63.7 and $59.5 at June 30, 2006 and December 31, 2005, respectively.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(13)	COMMITMENTS AND CONTINGENCIES

The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business. The Company believes that the results of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition.

As disclosed in Note 7, Convergys is a limited partner of Cincinnati SMSA Limited Partnership. From December 2003 through February 2004, six separate lawsuits were filed in the Court of Common Pleas, Cuyahoga County, Ohio, against Cincinnati SMSA Limited Partnership and other defendants. Five of the suits were filed by companies purporting to be resellers (the “Resellers Cases”), while the sixth was filed by an individual consumer purporting to represent a class of damaged consumers (the “Consumer Case”). Each of the Reseller Cases seeks damages ranging from $1 to $3 plus treble damages under Ohio law. The Consumer Case seeks damages in excess of $60 plus treble damages under Ohio law. All five of the Reseller Cases were dismissed. However, during the fourth quarter of 2005, two of these dismissals were reversed and reinstated by the Ohio 8th District Court of Appeals. Cincinnati SMSA Limited Partnership is seeking review of these two reversals in the Ohio Supreme Court. Two of the dismissed cases were refiled with the Public Utilities Commission of Ohio (PUCO). These two refiled cases were subsequently dismissed by the PUCO.

A motion by Cincinnati SMSA Limited Partnership to dismiss the Consumer Case was granted, in part, and overruled, in part, by the trial court. Cincinnati SMSA Limited Partnership sought review by the Ohio Supreme Court of the part of the trial court’s decision that overruled the motion to dismiss. The Ohio Supreme Court denied review of the consumer class action, and the Consumer Case will proceed into the discovery phase of litigation.

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

Convergys is not a party to this litigation and continues to work with the State to investigate the allegations against GDX. The Company is providing certain credit protection and credit monitoring services to State of Florida employees who have chosen to enroll in these services. The Company continues to provide services to the State of Florida pursuant to the existing human resources outsourcing contract identified above. At June 30, 2006, the Company does not believe this matter will have a materially adverse impact on the Company’s financial condition.

The Company will seek indemnity against GDX for any claims brought against the Company or losses suffered by the Company as a result of actions related to the conduct of GDX.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

On January 1, 2006, in the Circuit Court of Leon County, Florida, Samuel McDowell, a former employee of the Company as relator, filed a false claims action alleging that the Company failed to provide proper data security under the Company/Florida Department of Management Services (DMS) contract, and as a result, falsely invoiced the State of Florida. No specific amount of monetary damages is sought, although Plaintiff’s counsel has claimed in various statements that the amounts sought exceed $5. Recently, the State of Florida’s Attorney General’s office exercised its right to intervene in this action. The Company has not been served with the Complaint and, therefore, has yet to respond. Further, because the claim relates to the Company/DMS contract, the Company expects the Attorney General to invoke the pre-suit dispute resolution procedures set forth in such contract, which require various discussions and then mediation between the parties to determine whether the claims can be resolved without resorting to a lawsuit.

The Company is currently attempting to resolve tax audits relating to prior years in various jurisdictions. The Company believes that it is appropriately reserved with regard to these audits as of June 30, 2006. However, to the extent that the ultimate resolutions vary from the amounts reserved, such impact would be recorded to the tax provision in the period in which such resolution is reached.

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

At June 30, 2006, the Company had outstanding letters of credit of $33.2 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material.

The Company also has purchase commitments with three telecommunications providers in the aggregate amount of $18.5 for the remainder of 2006, $37.0 for 2007 and $26.4 in 2008.

(14)	BUSINESS SEGMENT INFORMATION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Customer Care	$446.2	$391.7	$880.2	$803.6
Information Management	195.4	200.7	384.2	390.5
Employee Care	50.2	38.0	102.7	73.6

	$691.8	$630.4	$1,367.1	$1,267.7

Depreciation:
Customer Care	$15.7	$16.7	$32.5	$34.2
Information Management	8.4	8.1	17.0	16.0
Employee Care	3.5	2.7	6.3	5.4
Corporate	4.7	3.5	9.3	6.7

	$32.3	$31.0	$65.1	$62.3

Amortization:
Customer Care	$0.7	$2.7	$2.7	$5.4
Information Management	3.6	2.2	4.9	4.9
Employee Care	0.4	0.6	1.0	1.1

	$4.7	$5.5	$8.6	$11.4

Operating Income (Loss):
Customer Care	$48.2	$19.6	$94.4	$58.4
Information Management	30.5	36.4	62.0	69.8
Employee Care	(8.2)	(12.5)	(17.8)	(29.8)
Corporate	(7.7)	(5.5)	(13.8)	(8.5)

	$62.8	$38.0	$124.8	$89.9

Capital Expenditures:
Customer Care	$8.3	$5.6	$16.5	$15.5
Information Management	12.9	5.0	21.3	9.8
Employee Care	2.4	7.4	5.2	10.6
Corporate	4.1	8.2	9.2	13.7

	$27.7	$26.2	$52.2	$49.6

	At June 30, 2006	At Dec. 31, 2005
Goodwill:
Customer Care	$562.1	$559.6
Information Management	182.7	182.4
Employee Care	129.3	128.6

	$874.1	$870.6

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(15)	EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Three Months Ended June 30, 2006	Net Income	Shares	Per Share Amount
Basic EPS	$39.8	139.1	$0.29
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.3	(0.01)

Diluted EPS	$39.8	142.4	$0.28

Six Months Ended June 30, 2006
Basic EPS	$76.5	139.2	$0.55
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.1	(0.01)

Diluted EPS	$76.5	142.3	$0.54

Three Months Ended June 30, 2005
Basic EPS	$25.6	140.4	$0.18
Effect of dilutive securities:
Stock-based compensation arrangements	—	2.5	—

Diluted EPS	$25.6	142.9	$0.18

Six Months Ended June 30, 2005
Basic EPS	$56.8	140.8	$0.40
Effect of dilutive securities:
Stock-based compensation arrangements	—	2.6	—

Diluted EPS	$56.8	143.4	$0.40

The diluted EPS calculation for the six months ended June 30, 2006 and 2005 excludes the effect of 9.5 million and 14.1 million outstanding stock options, respectively, because they are anti-dilutive.

(16)	DERIVATIVE INSTRUMENTS

The Company had liabilities related to outstanding forward exchange contracts and options maturing within 36 months, consisting primarily of Canadian dollar, Indian rupee and Philippine peso contracts with a notional value of $622.4 at June 30, 2006 and $609.6 at December 31, 2005. These derivatives were classified as other current assets of $17.0 and $23.6 and other current liabilities of $9.4 and $3.7 at June 30, 2006 and December 31, 2005, respectively. The Company recorded deferred tax liabilities of $1.6 and $5.7 related to these derivatives at June 30, 2006 and December 31, 2005, respectively. A total of $3.0 and $10.5 of deferred gains, net of tax, on derivative instruments at June 30, 2006 and December 31, 2005, respectively, was accumulated in other comprehensive income. $8.2 is expected to be reclassified into earnings from other comprehensive income during the next 12 months.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

During the six months ended June 30, 2006 and 2005, the Company recorded net gains of $15.9 and $16.3, respectively, related to the settlement of forward contracts and options which were designated as cash flow hedges. These amounts have been classified together with the hedged transactions in the consolidated statement of income as costs of providing service.

The Company recognized a gain of $0.6 during the six months ended June 30, 2006 and a gain of $3.2 during the six months ended June 30, 2005, which is included in other expense, related to changes in the fair value of derivative instruments not designated as hedges.

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

In connection with changes in the Company’s management structure during 2005, we expanded our reporting segment structure beginning December 31, 2005. We now report three segments: (i) Customer Care, which provides outsourced customer care services; (ii) Employee Care, which provides outsourced employee care services; and (ii) Information Management, which provides billing and information solutions. Prior to December 31, 2005, there were two reporting segments: the Customer Management Group (which included the operations of Customer Care and Employee Care) and Information Management Group. All prior year segment information has been restated to reflect these reporting changes.

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

Customer Care typically recognizes revenues as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. In a limited number of engagements where the client pays a fixed fee, we recognize revenues based on the specific facts and circumstances of the engagement using the proportional performance method or upon final completion of the engagement. We sometimes earn supplemental revenues depending on our satisfaction of certain service levels or achievement of certain performance measurement targets. We recognize such supplemental revenues only after we achieve the required measurement target. Customer Care’s remaining revenues are derived from collection services and professional and consulting services. Revenues for collection-related services are recognized in the month collection payments are received based on a percentage of cash collected or other agreed upon contractual parameters. Revenues for professional and consulting services are recognized as the services are performed.

Customer Care principally focuses on developing long-term strategic outsourcing relationships with large companies in customer-intensive industries and governmental agencies. We focus on these types of clients because of the complexity of services required, the anticipated growth of their market segments and their increasing need for more cost-effective customer care services. During the first six months of 2006, Customer Care revenue increased 10% to $880.2 compared to the prior year. Customer Care’s operating income and operating margin were $94.4 and 10.7%, respectively, compared with $58.4 and 7.3% for the corresponding six months in the prior year. This improvement reflects increases from revenue growth, cost actions taken during 2005 and ongoing operational efficiencies. Higher operating expenses caused by the impact of a weakened U.S. versus Canadian dollar partially offset these items.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Information Management

Our Information Management segment serves clients principally by providing and managing complex billing and information software that addresses all segments of the communications industry, including wireless, wireline, cable, cable telephony, broadband, direct broadcast satellite and the Internet. We provide our software in one of three delivery modes: outsourced, licensed or build-operate-transfer (BOT). In the outsourced delivery mode, Information Management provides the billing services by running its software in one of its data centers. In the licensed delivery mode, the software is licensed to clients who perform billing internally. Under the BOT delivery mode, Information Management implements and initially runs its software in the client’s data center while the client has the option to transfer the operation of the center to itself at a future date.

During the first six months of 2006, Information Management revenue was $384.2 and was down 2% from the prior year. Data processing accounted for 40% of the first six months of 2006 revenue, which resulted from monthly payments from our clients based upon the number of client subscribers or bills processed by Information Management in its data centers. Most of Information Management’s data processing agreements, which typically contain multi-year terms, are priced on a monthly, per subscriber or per event basis. Professional and consulting services for installation, implementation, customization, enhancement and managed services accounted for 38% of Information Management’s revenues for the six months ended June 30, 2006. The Company invoices its clients for these services based on time and material costs at contractually agreed upon rates, or in some instances, for a fixed fee. Information Management’s remaining revenues consisted of license and related support and maintenance fees earned under perpetual and term license arrangements. The Company invoices its clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. Fees for support and maintenance normally are charged in advance either on an annual, quarterly or monthly basis. Information Management’s six-month 2006 operating income and operating margin were $62.0 and 16.1%, respectively, compared with $69.8 and 17.9% in the prior year. The decrease from last year was primarily due to a change in the revenue mix from data processing to professional and consulting, partially offset by operational improvements.

Information Management continues to face intense competition as well as consolidation within the communications industry. In October 2004, Cingular completed its acquisition of AT&T Wireless. Prior to the acquisition, AT&T Wireless was Information Management’s largest client. Over the past year, we have been assisting Cingular with its strategy to migrate subscribers off of the AT&T Wireless billing systems (that we support) onto Cingular’s two in-house systems (one of which we support through a managed services agreement) by the first quarter of 2007. In September 2005, Sprint PCS, a large data processing outsourcing client, completed its acquisition of Nextel Communications. Sprint Nextel has informed us that it intends to consolidate its billing systems onto a competitor’s platform. Sprint Nextel has announced plans to migrate subscribers from our billing system during 2006 and 2007.

Information Management continues to make steady progress around the world, while dealing with the near-term challenges due to Sprint and Cingular. During the past year, we entered into new Infinys™ license arrangements with several North American and international clients. During the second quarter, we continued to win new clients around the globe. We believe that this is evidence of the market’s acceptance of Infinys and see an opportunity to build on these recent successes.

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

During the past few years, we have focused on transforming the segment into a leading provider in the growing human resource outsourcing market. In connection with our efforts to grow the business and build a global infrastructure of human resource expertise, we have incurred significant start-up costs. Furthermore, despite the fact that we have had success winning long-term outsourcing arrangements with several clients, the sales cycles for these arrangements are generally 12 to 24 months. For these reasons, coupled with the fact that we are in the early stages with many of our outsourcing arrangements, where margins tend to be lower, we have generated significant operating losses over the past few years.

We believe that Employee Care is becoming a leading provider of global human resource services. During 2005, we signed long-term human resource outsourcing arrangements with a number of large global companies and expect this momentum to continue. These contracts have multi-year terms ranging from seven to thirteen years. Based on the contracts signed to date and opportunities in our sales pipeline, we expect that Employee Care revenues in 2006 will increase by approximately one-third compared to 2005 with strong continued growth momentum for 2007. As we implement new clients and continue to realize efficiencies with existing client programs, we believe that our investment in Employee Care will generate value for our shareholders.

During the first six months of 2006, Employee Care revenue increased 40% to $102.7 compared to the prior year. Employee Care’s operating loss declined 40% to $17.8 compared to a loss of $29.8 in the prior year. This improvement reflects increases from savings from cost actions taken throughout 2005 and ongoing operating improvements.

SUMMARY

Despite the challenges facing our segments, we believe that our prospects for future growth are positive. Customer Care has a leadership presence in a growing market, and Information Management is working to offset anticipated customer migration with growth in software and services. We are emerging as one of the leaders in the large and growing human resource outsourcing market. We expect that restructuring initiatives taken in 2004 and 2005 will strengthen our profitability. In addition, we believe our financial structure and condition are solid. At June 30, 2006, total capitalization was $1,802.4, consisting of $388.9 of short-term and long-term debt and $1,413.5 of equity.

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

CONSOLIDATED RESULTS

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Millions)	2006	2005	Change	%	2006	2005	Change	%
Revenues	$691.8	$630.4	$61.4	10	$1,367.1	$1,267.7	$99.4	8

Costs of products and services	438.6	394.7	43.9	11	862.0	792.0	70.0	9
Selling, general and administrative expenses	132.0	132.6	(0.6)	0	264.8	265.9	(1.1)	0
Research and development costs	21.4	19.7	1.7	9	41.8	37.3	4.5	12
Depreciation	32.3	31.0	1.3	4	65.1	62.3	2.8	4
Amortization	4.7	5.5	(0.8)	(15)	8.6	11.4	(2.8)	(25)
Restructuring charges	—	8.9	(8.9)	(100)	—	8.9	(8.9)	(100)

Total costs	629.0	592.4	36.6	6	1,242.3	1,177.8	64.5	5

Operating income	62.8	38.0	24.8	65	124.8	89.9	34.9	39

Equity in earnings of Cellular Partnerships	1.5	5.8	(4.3)	(74)	2.9	9.6	(6.7)	(70)
Other expense, net	0.8	0.4	0.4	100	1.1	(1.0)	2.1	—
Interest expense	(5.8)	(4.9)	(0.9)	18	(11.5)	(9.7)	(1.8)	19

Income before income taxes	59.3	39.3	20.0	51	117.3	88.8	28.5	32

Income taxes	19.5	13.7	5.8	42	40.8	32.0	8.8	28

Net income	$39.8	$25.6	$14.2	55	$76.5	$56.8	$19.7	35

Diluted earnings per common share	$0.28	$0.18	$0.10	56	$0.54	$0.40	$0.14	35

Operating margin	9.1%	6.0%			9.1%	7.1%

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2005

The Company’s revenues for the second quarter of 2006 increased 10% from the second quarter of 2005 to $691.8. This increase reflects 14% growth in Customer Care revenues, 32% growth in Employee Care revenues partially offset by a 3% decrease in revenues from Information Management. Operating income of $62.8 increased 65% versus the corresponding period from last year, and operating margin increased 310 basis points to 9.1% from 6.0%. This improvement over the corresponding period last year reflects revenue growth, cost savings from 2005 initiatives at both Customer Care and Employee Care and an $8.9 restructuring charge in 2005.

As a percentage of revenues, costs of products and services were 63.4% compared to 62.6% during the corresponding period last year. The 80 basis point increase in costs of products and services as a percentage of revenues was due to a change in the revenue mix from data processing to relatively lower margin professional and consulting services at Information Management and an increase in Employee Care due to new client implementations, partially offset by lower costs of products and services as a percentage of revenues incurred at Customer Care. Selling, general, and administrative expenses of $132.0 in the second quarter of 2006 were essentially flat compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were 19.1% in the second quarter of 2006, 190 basis points lower than the same period last year, reflecting savings from cost reduction initiatives taken throughout 2005. The 9% increase in research and development costs primarily reflects increased spending at Information Management on Infinys software. The 15% decrease in amortization expense primarily reflects acquired software that became fully amortized during the first quarter of 2006 and the second quarter of 2005, partially offset by accelerated amortization of acquired software in the second quarter of 2006.

During the second quarter of 2006, the Company recorded equity earnings in the Cellular Partnerships of $1.5 compared to equity earnings of $5.8 in the prior year. Interest expense of $5.8 increased from $4.9 in the prior year primarily reflecting higher interest rates on slightly lower levels of debt. Other income for the second quarter of 2006 was $0.8 compared to $0.4 in the prior year, primarily as a result of lower foreign currency exchange losses and higher interest income. The Company’s effective tax rate was 32.9% for the three months ended June 30, 2006 versus 34.9% during the three months ended June 30, 2005. The decline in the effective tax rate was due to a decline in taxes paid outside the U.S. and a change in certain state income tax laws.

Beginning January 1, 2006, the Company adopted SFAS 123(R), “Accounting for Stock-Based Compensation.” Refer to Note 3 to the Notes to Consolidated Financial Statements for details related to the adoption of this Standard. The impact of adoption of this accounting Standard for the second quarter of 2006 was $0.1. As a result of the foregoing, net income and diluted earnings per share were $39.8 and $0.28, respectively, in the second quarter of 2006. This compares with $25.6 and $0.18, respectively, in the prior year.

Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005

The Company’s revenues for the first six months of 2006 increased 8% from the first six months of 2005 to $1,367.1. This increase reflects 10% growth in Customer Care revenues, 40% growth in Employee Care revenues offset by a 2% decline in revenues from Information Management. Operating income of $124.8 increased 39% versus the corresponding period from last year, and operating margin increased 200 basis points to 9.1% from 7.1%. This improvement over the corresponding period last year reflects revenue growth, cost savings from 2005 initiatives at both Customer Care and Employee Care, and an $8.9 restructuring charge in 2005.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

As a percentage of revenues, costs of products and services were 63.1% compared to 62.5% during the corresponding period last year. The 60 basis point increase in costs of products and services as a percentage of revenues was due to a change in the revenue mix from data processing to relatively lower margin professional and consulting services at Information Management and an increase in Employee Care costs due to new client implementations, partially offset by lower costs of products and services as a percentage of revenues incurred at Customer Care. Selling, general, and administrative expenses of $264.8 in the first six months of 2006 were essentially flat compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were 19.4% in the first half of 2006, 160 basis points lower than the same period last year, reflecting savings from cost reduction initiatives taken throughout 2005. The 12% increase in research and development costs primarily reflects increased spending at Information Management. The 25% decrease in amortization expense primarily reflects acquired software that became fully amortized during the first quarter of 2006 and the second quarter of 2005, partially offset by accelerated amortization of acquired software in the second quarter of 2006.

During the first half of 2006, the Company recorded equity earnings in the Cellular Partnerships of $2.9 compared to equity earnings of $9.6 in the prior year. Interest expense of $11.5 increased from $9.7 in the prior year primarily reflecting higher interest rates. Other income for the first six months of 2006 was $1.1 compared to other expense of $1.0 in the prior year, primarily as a result of lower foreign currency exchange losses and higher interest income. The Company’s effective tax rate was 34.8% for the six months ended June 30, 2006 versus 36.0% during the six months ended June 30, 2005. The decline in the effective tax rate was due to a decline in taxes paid outside the U.S. and a change in certain state income tax laws.

Beginning January 1, 2006, the Company adopted SFAS 123(R), “Accounting for Stock-Based Compensation.” Refer to Note 3 to the Notes to Consolidated Financial Statements for details related to the adoption of this Standard. The impact of adoption of this accounting Standard for the six months ended June 20, 2006 was $0.9. As a result of the foregoing, net income and diluted earnings per share were $76.5 and $0.54, respectively, in the first half of 2006. This compares with $56.8 and $0.40, respectively, in the prior year.

CUSTOMER CARE

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Millions)	2006	2005	Change	%	2006	2005	Change	%
Revenues:
Communications	$230.2	$210.8	$19.4	9	$445.8	$439.3	$6.5	1
Technology	38.7	33.6	5.1	15	77.6	67.2	10.4	15
Financial services	62.3	60.0	2.3	4	125.6	123.7	1.9	2
Other	115.0	87.3	27.7	32	231.2	173.4	57.8	33

Total revenues	446.2	391.7	54.5	14	880.2	803.6	76.6	10

Costs of products and services	296.0	265.7	30.3	11	578.2	536.5	41.7	8
Selling, general and administrative expenses	83.3	76.2	7.1	9	168.0	157.2	10.8	7
Research and development costs	2.3	2.5	(0.2)	(8)	4.4	3.6	0.8	22
Depreciation	15.7	16.7	(1.0)	(6)	32.5	34.2	(1.7)	(5)
Amortization	0.7	2.7	(2.0)	(74)	2.7	5.4	(2.7)	(50)
Restructuring charges	—	8.3	(8.3)	(100)	—	8.3	(8.3)	(100)

Total costs	398.0	372.1	25.9	7	785.8	745.2	40.6	5

Operating income	$48.2	$19.6	$28.6	146	$94.4	$58.4	$36.0	62

Operating margin	10.8%	5.0%			10.7%	7.3%

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2005

Revenues

Customer Care’s revenues were $446.2, a 14% increase from the second quarter of 2005. The increase reflects revenue growth in each of Customer Care’s industry groups—communications, technology, financial services and other.

Revenues from the communications services sector increased 9% from the second quarter of 2005, reflecting growth with several large cable, wireless and wireline clients. The 15% increase in revenues from the technology sector reflects increased spending from several hardware clients. Revenues from the financial service sector were up 4% compared to the second quarter of 2005 caused by continued growth from several credit card issuers. Other revenues, which are comprised of clients outside of Customer Care’s three largest industries, increased 32% from the second quarter of 2005. Revenue growth from other revenues was generated from a large global manufacturing company and several clients in the healthcare, retail and government sectors.

Costs and Expenses

Customer Care’s total costs and expenses were $398.0, a 7% increase from the second quarter of 2005. Customer Care’s costs of products and services during the second quarter of 2006 increased 11% to $296.0 from the second quarter of 2005. As a percentage of revenues, costs of products and services were 66.3%, down 150 basis points from 67.8% in the prior year. This decrease reflects savings from initiatives made in 2005 to streamline the business, which were partially offset by higher expenses of $6.2 resulting from the impact of a weakened U.S. versus Canadian dollar. Selling, general and administrative expenses of $83.3 in the second quarter of 2006 increased 9% compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were 18.7% in the second quarter of 2006, down 80 basis points compared with 19.5% in the prior year. The 74% decrease in amortization expense reflects acquired client contracts, which became fully amortized in early 2006.

Operating Income

As a result of the foregoing, Customer Care’s second quarter 2006 operating income and margin increased to $48.2 and 10.8%, respectively, from $19.6 and 5.0%, respectively, in the second quarter of 2005. Results in the second quarter of 2005 included a restructuring charge of $8.3 million.

Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005

Revenues

Customer Care’s revenues were $880.2, a 10% increase from the first six months of 2005. The increase reflects revenue growth in each of Customer Care’s industry groups—communications, technology, financial services and other.

Revenues from the communications services sector increased 1% from the first half of 2005, reflecting growth with several large cable, wireless and wireline clients partially offset by a reduction in spending by Cingular from the prior year. The lower spending by Cingular in 2006 reflects lower call volume due to a number of factors including cancellation of certain AT&T Wireless programs. The 15% increase in revenues from the technology sector reflects increased spending from several hardware clients. Revenues from the financial service sector were up 2% compared to the first six months of 2005. Continued growth from credit card issuers was offset by reductions in spending by two large consumer finance firms. Other revenues, which are comprised of clients outside of Customer Care’s three largest industries, increased 33% from the first half of 2005. Revenue growth from other revenues was generated from a large global manufacturing company and several clients in the healthcare, retail and government sectors.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

Customer Care’s total costs and expenses were $785.8, a 5% increase from the first six months of 2005. Customer Care’s costs of products and services during the first half of 2006 increased 8% to $578.2 from the first half of 2005. As a percentage of revenues, costs of products and services were 65.7%, down 110 basis points from 66.8% in the prior year. This decrease reflects savings from initiatives made in 2005 to streamline the business, which were partially offset by higher expenses of $10.2 resulting from the impact of a weakened U.S. versus Canadian dollar. Selling, general and administrative expenses of $168.0 in the first six months of 2006 increased 7% compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were 19.1% in the first half of 2006, down 50 basis points compared with 19.6% in the prior year. The 50% decrease in amortization expense reflects acquired client contracts, which became fully amortized in early 2006.

Operating Income

As a result of the foregoing, Customer Care’s first half of 2006 operating income and margin increased to $94.4 and 10.7%, respectively, from $58.4 and 7.3%, respectively, in the first six months of 2005. Results in the first half of 2005 included a restructuring charge of $8.3 million.

INFORMATION MANAGEMENT

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Millions)	2006	2005	Change	%	2006	2005	Change	%
Revenues:
Data processing	$74.2	$84.4	$(10.2)	(12)	$153.4	$174.4	$(21.0)	(12)
Professional and consulting	73.0	72.2	0.8	1	146.1	133.2	12.9	10
License and other	48.2	44.1	4.1	9	84.7	82.9	1.8	2

Total revenues	195.4	200.7	(5.3)	(3)	384.2	390.5	(6.3)	(2)

Costs of products and services	107.1	104.2	2.9	3	209.5	203.2	6.3	3
Selling, general and administrative expenses	27.0	32.8	(5.8)	(18)	54.2	63.7	(9.5)	(15)
Research and development costs	18.8	17.0	1.8	11	36.6	32.9	3.7	11
Depreciation	8.4	8.1	0.3	4	17.0	16.0	1.0	6
Amortization	3.6	2.2	1.4	64	4.9	4.9	0.0	0

Total costs	164.9	164.3	0.6	0	322.2	320.7	1.5	0

Operating income	$30.5	$36.4	$(5.9)	(16)	$62.0	$69.8	$(7.8)	(11)

Operating margin	15.6%	18.1%			16.1%	17.9%

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2005

Revenues

Information Management revenues of $195.4 during the second quarter of 2006 declined 3% compared to the corresponding period last year. Increased revenue from professional and consulting revenues and license and other revenues were offset by a decline in data processing revenues.

Professional and consulting revenues of $73.0 increased 1% from the prior year. This increase was mainly attributable to increased spending by a large Latin American client, two large international wireless clients and from mobile virtual network operators partially offset by reduced spending from several North American wireless clients. License and other revenues increased 9% to $48.2 as we signed new Infinys software and service agreements with large communications clients in Europe and South America. Data processing revenues of $74.2 decreased 12% from the corresponding period last year. This decrease reflects the changing dynamics of Information Management’s billing relationship with Cingular, as Cingular migrates subscribers from its outsourced environments to an in-house managed service environment.

Costs and Expenses

Information Management’s total costs and expenses were $164.9, essentially flat compared to the corresponding period last year. Information Management costs of products and services during the second quarter of 2006 increased 3% from the second quarter of 2005 to $107.1. As a percentage of revenues, costs of products and services were 54.8% in the second quarter of 2006, up from 51.9% in the second quarter of 2005. This percentage increase reflects the shift in revenue mix from data processing to relatively lower margin professional and consulting services. Selling, general and administrative expenses decreased 18%, reflecting savings realized from operational improvements made in 2005. The 11% increase in research and development costs reflects increased spending on Infinys software. The 64% increase in amortization expense reflects accelerated amortization of acquired software in the second quarter of 2006, offset by the amortization of acquired software, which became fully amortized during the second quarter of 2005.

Operating Income

As a result of the foregoing, Information Management’s operating income and operating margin during the second quarter of 2006 were $30.5 and 15.6%, respectively, compared with $36.4 and 18.1%, respectively, during the second quarter of 2005.

Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005

Revenues

Information Management revenues of $384.2 during the first six months of 2006 were down 2% compared to the corresponding period last year. Increased revenue from professional and consulting revenues and license and other revenues were offset by a decline in data processing revenues.

Professional and consulting revenues of $146.1 increased 10% from the prior year. This increase was mainly attributable to the increased spending by a large Latin American client, two large wireless clients and from emerging mobile virtual network operators partially offset by reduced spending by two North American wireless clients. License and other revenues increased 2% to $84.7 from the prior year. Data processing revenues of $153.4 decreased 12% from the corresponding period last year. This decrease reflects the changing dynamics of Information Management’s billing relationship with Cingular, as Cingular migrates subscribers from its outsourced environment to an in-house managed service environment.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

Information Management’s total costs and expenses were $322.2, essentially flat compared to the corresponding period last year. Information Management costs of products and services during the first six months of 2006 increased 3% from the first six months of 2005 to $209.5. As a percentage of revenues, costs of products and services were 54.5% in the first half of 2006, up from 52.0% in the first half of 2005. This percentage increase reflects the shift in revenue mix from data processing to relatively lower margin professional and consulting services. Selling, general and administrative expenses decreased 15%, reflecting savings realized from operational improvements made in 2005. The 11% increase in research and development costs reflects increased spending on Infinys software. Amortization expense was flat as the impact of acquired software, which became fully amortized during the second quarter of 2005, was offset by accelerated amortization of acquired software in the second quarter of 2006.

Operating Income

As a result of the foregoing, Information Management’s operating income and operating margin during the first six months of 2006 were $62.0 and 16.1%, respectively, compared with $69.8 and 17.9%, respectively, during the first six months of 2005.

EMPLOYEE CARE

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Millions)	2006	2005	Change	%	2006	2005	Change	%
Revenues	$50.2	$38.0	$12.2	32	$102.7	$73.6	$29.1	40

Costs of products and services	35.5	24.7	10.8	44	74.3	52.2	22.1	42
Selling, general and administrative expenses	18.7	22.3	(3.6)	(16)	38.1	43.9	(5.8)	(13)
Research and development costs	0.3	0.2	0.1	50	0.8	0.8	0.0	0
Depreciation	3.5	2.7	0.8	30	6.3	5.4	0.9	17
Amortization	0.4	0.6	(0.2)	(33)	1.0	1.1	(0.1)	(9)

Total costs	58.4	50.5	7.9	16	120.5	103.4	17.1	17

Operating loss	$(8.2)	$(12.5)	$4.3	34	$(17.8)	$(29.8)	$12.0	40

Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2005

Revenues

Employee Care’s revenues in the second quarter of 2006 were $50.2, a 32% increase from the second quarter of 2005. Revenue growth was largely due to the Dupont and State of Texas programs.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

Employee Care’s costs of products and services during the second quarter of 2006 increased 44% from the second quarter of 2005 to $35.5. As a percentage of revenues, costs of providing services were 70.7%, up from 65.0% in the prior year. This reflects additional costs in ramping new client programs. In the early stages of client programs, margins tend to be lower. However, as we become more efficient with the delivery of our services, our margins tend to improve. Selling, general and administrative expenses of $18.7 in the second quarter of 2006 decreased 16% compared to the prior year. This decrease reflects savings realized from cost reduction initiatives taken throughout 2005 and ongoing operational efficiencies. As a percentage of revenues, selling, general and administrative expenses were 37.3% in the second quarter of 2006, compared with 58.7% in the prior year. As a percentage of revenues, research and development, depreciation and amortization expenses incurred by Employee Care during the second quarter of 2006 were 8.4% compared with 9.2% in the corresponding quarter of last year.

Operating Income

As a result of the foregoing, Employee Care’s second quarter 2006 operating loss improved to $8.2 from $12.5 in the second quarter of 2005.

Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005

Revenues

Employee Care’s revenues in the first six months of 2006 were $102.7, a 40% increase from the first six months of 2005. Revenue growth was largely due to the Dupont and State of Texas programs.

Costs and Expenses

Employee Care’s costs of products and services during the first half of 2006 increased 42% from the first half of 2005 to $74.3. As a percentage of revenues, costs of providing services were 72.3%, up from 70.9% in the prior year. This reflects additional costs in ramping new client programs. In the early stages of client programs, margins tend to be lower. However, as we become more efficient with the delivery of our services, our margins tend to improve. Selling, general and administrative expenses of $38.1 in the first six months of 2006 decreased 13% compared to the corresponding period in the prior year. This decrease reflects savings realized from cost reduction initiatives taken throughout 2005 and ongoing operational efficiencies. As a percentage of revenues, selling, general and administrative expenses were 37.1% in the first six months of 2006, compared with 59.6% in the prior year. Research and development, depreciation and amortization expenses incurred by Employee Care during the first half of 2006 were 7.9% compared with 9.9% in the corresponding period of last year.

Operating Income

As a result of the foregoing, Employee Care’s first half of 2006 operating loss improved to $17.8 from $29.8 in the first half of 2005.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Restructuring and Impairment Charges

2005 Restructuring

As discussed more fully in the “Business Restructuring and Asset Impairment” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company initiated restructuring plans in the second quarter and fourth quarter of 2005. The plan initiated during the second quarter resulted in a severance charge of $8.9, $8.3 of which pertained to Customer Care and $0.6 of which pertained to corporate. These actions, which affected approximately 300 professional and administrative employees, were substantially completed during the third quarter of 2005. The severance benefits were paid pursuant to the Company’s then existing severance guidelines and employment agreements. $7.7 of the charge was cash related, while the remaining $1.2 consisted of a non-cash charge produced by the acceleration of equity-based awards.

During the fourth quarter of 2005, the Company took further actions to streamline its Customer Care and corporate operations. These severance actions consisted of involuntary headcount reductions affecting approximately 100 professional and administrative employees. Furthermore, the Company consolidated some of its Employee Care facilities, which involved the closure of one of its leased offices in North America in December 2005. This resulted in a fourth quarter 2005 restructuring charge of $13.8, which consisted of $12.7 of severance and $1.1 of facility closure costs. The facility abandonment component of the charge was equal to the future costs associated with the facility, net of the proceeds from any probable future sublease. Of the $12.7 of severance costs, which is being paid pursuant to the Company’s then existing severance guidelines and employment agreements, $10.8 was cash related and $1.3 of the charge consisted of a non-cash charge resulting from the acceleration of equity-based awards. The remaining $0.6 consisted of a curtailment charge related to the Company’s supplemental executive retirement plan. The Company began making the headcount reductions during the fourth quarter and was substantially complete at the end of second quarter of 2006.

Restructuring liability activity for the fourth quarter 2005 plan during the six months ended June 30, 2006 consisted of the following:

Balance at December 31, 2005	$9.8
Severance payments	(7.1)
Facilities payments	(0.5)

Balance at June 30, 2006	$2.2

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

The reduction in force took place through a combination of voluntary and involuntary separations. The severance benefits for the involuntary separations were paid pursuant to the Company’s then existing severance guidelines and employment agreements. The voluntary separations were substantially completed in 2004. The Company completed the involuntary separations during the second quarter of 2005.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Restructuring liability activity for the 2004 plan during the six months ended June 30, 2006 and 2005 consisted of the following:

	2006	2005
Balance at January 1	$1.4	$26.9
Severance payments	(1.4)	(21.8)
Other	—	0.1

Balance at June 30	$—	$5.2

2002 Restructuring

In connection with a restructuring plan initiated during the fourth quarter of 2002, the Company made approximately 1,350 headcount reductions that affected professional and administrative employees worldwide and closed certain Customer Care and Information Management facilities.

Restructuring liability activity related to 2002 plan consisted of the following:

	2006	2005
Balance at January 1	$16.0	$32.6
Lease termination payments	(1.7)	(6.1)
Other	0.6	(0.9)

Balance at June 30	$14.9	$25.6

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

CLIENT CONCENTRATION

Our three largest clients accounted for 29.9% of our revenues during the first six months of 2006, down from 34.0% in the same period of 2005. We serve Cingular, our largest client with 12.7% of revenues in the first six months of 2006 and Sprint Nextel, our second largest client, under information management and customer care contracts. Since February 2004, we have provided customer care services to Sprint Nextel, for the Sprint PCS division, under a contract between Sprint Nextel and IBM, whereby we serve as a subcontractor to IBM. We serve DirecTV, our third largest client, under a customer care contract. Volumes under certain of our long-term contracts are subject to variation based on, among other things, spending by clients on outsourced customer support and subscriber levels.

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

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

BUSINESS OUTLOOK

For the full year 2006, we expect revenue growth and earnings per diluted share of at least $1.11. For Customer Care, we expect continued revenue growth and operating margin expansion. Revenue growth and productivity enhancements will drive further Customer Care profitability improvements. Revenue growth will come from seasonal increases in client volumes and global client ramps. Continued process improvement initiatives will yield additional operating efficiencies. We expect revenue from Employee Care to continue to grow and operating losses to be reduced. We will not see significant increases in revenue from many of our current HR implementations until 2007. Cost reductions, continuing operating efficiencies and revenue growth should enable Employee Care to continue to reduce its operating loss in 2006 compared to 2005. These items will be partially offset by the impact of lower Information Management revenue from Cingular and higher expenses resulting from the continued impact of the exchange rate of the Canadian dollar versus U.S. dollar.

We expect earnings per diluted share to be $0.27 - $0.28 in the third quarter of 2006.

For 2007, we expect growth in revenue and earnings. We expect that 2007 earnings per diluted share will exceed $1.20. Our expectations include the anticipated negative impact of the Sprint Nextel billing decision, lower billing revenue from Cingular and higher expenses resulting from the U.S. versus Canadian dollar exchange rates. Our expectations also include significant improvements in other parts of our business, which will more than offset these factors, including continued growth in Customer Care, expansion of Information Management international operations and continued progress in Employee Care.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows

Cash flows from operating activities provide us with a significant source of funding for our investing activities. We also have borrowing facilities available, which include a $325 credit facility. See further discussion of these borrowing facilities under the next section titled, “Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments.”

Cash flows from operating activities totaled $120.2 in the first six months of 2006, compared to $42.0 in the same period last year. In addition to a 35% increase in net income, the increase in cash flows from operating activities was primarily driven by improvements in payables and other current liabilities, partially offset by slower collections of receivables and an increase in deferred charges for client implementations. In addition, during the first six months of 2005, there was a $50.0 net decrease in accounts receivable sold under the securitization program. During the first six months of 2006, there were no accounts receivable sold under the securitization program. Payables and other current liabilities increased $15.5 during the first six months of 2006, compared with a $69.9 decrease in the prior year. This primarily reflects an increase in deferred revenue balances during the first six months of 2006 compared to the same period last year.

Days sales outstanding (DSO) in receivables increased to 74 days at June 30, 2006 versus 72 days at December 31, 2005. During the first six months of 2005, DSO increased to 76 days at June 30, 2005 versus 75 days at December 31, 2004. DSO is computed as follows: receivables, net of allowances, plus outstanding receivables sold under the securitization program divided by average days sales. Average days sales are defined as consolidated revenues during the quarter just ended divided by the number of calendar days in the quarter just ended.

We used $44.3 for investing activities during the first six months of 2006 compared to $51.4 during the first six months of 2005. The decrease in amounts used in investing activities during the first six months of 2006 was primarily due to $5.8 in cash received from Cincinnati SMSA Limited Partnership, representing a partial return of capital contributions previously made by Convergys.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Financing activities during the first six months of 2006 used $70.8 in cash. The activities primarily consisted of $43.3 in debt repayments and $39.4 to repurchase 2.1 million of the Company’s common shares, partially offset by $10.1 from the issuance of common shares upon exercise of stock options. This compares to $9.6 in cash provided by financing activities during the first six months of 2005, which primarily represented $41.5 in increased borrowings, offset by the repurchase of 2.7 million the Company’s common shares.

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

The Company’s free cash flows, defined as cash flows from operating activities excluding the impact of the accounts receivable securitization less capital expenditures, were $70.1 and $42.4 for the first six months of 2006 and 2005, respectively. The Company uses free cash flows to assess the financial performance of the Company. Management believes that free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow facilitates management’s ability to strengthen the Company’s balance sheet, to repurchase the Company’s stock and to repay the Company’s debt obligations. Limitations associated with the use of free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by utilizing both the non-GAAP measure, free cash flow, and the GAAP measure, cash from operating activities, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

We believe that our financial structure and condition are solid. At June 30, 2006, total capitalization was $1,802.4, consisting of $388.9 of short-term and long-term debt and $1,413.5 of equity. This results in a debt-to-capital ratio of 21.6%, which compares to 24.2% at December 31, 2005.

Our debt is considered investment grade by the rating agencies. Our borrowing facilities include a $325 credit facility that expires in December 2007. As of June 30, 2006, we had no amounts borrowed under this facility. The participating agents in the credit facility are JPMorgan Chase Bank, Citicorp USA, PNC Bank, The Bank of Nova Scotia, Deutsche Bank AG and Wachovia Bank. The credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-capitalization ratios. Our interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. Our debt-to-capitalization ratio cannot be greater than 0.6 to 1.0 at any time. We were in compliance with all covenants throughout the first six months of 2006.

On June 30, 2006, we terminated our $200 accounts receivable securitization agreement, as amended, with Falcon Asset Securitization Corporation and Fifth Third Bank. Under the terms of the securitization agreement, the Company sold to Falcon and Fifth Third, on a revolving basis, an undivided percentage interest in designated pools of accounts receivable. In assessing our present and anticipated liquidity requirements, we concluded that we no longer needed to maintain this arrangement. At June 30, 2006 and December 31, 2005, there were no outstanding receivables sold under this agreement. No material termination fees were incurred as a result of the termination of the securitization agreement.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

In December 2005, one of our U.K. subsidiaries entered into a credit overdraft facility of 15.0 British pounds (GBP) with Wachovia Bank. As of December 31, 2005, the subsidiary had borrowings of GBP 15.0 (U.S. $26.0) under this facility. The proceeds were used to repatriate funds from foreign operations. This credit facility was repaid in its entirety during the first quarter of 2006. In November 2005, one of our Canadian subsidiaries entered into a senior unsecured revolving credit facility of 100.0 Canadian dollars (CAD) with The Bank of Nova Scotia. The proceeds were used to repatriate funds from the foreign subsidiary. As of June 30, 2006, the subsidiary had the U.S. dollar equivalent of $68.0 in borrowings under this facility. The facility contains the same restrictive covenants included in the $325 credit facility and expires December 2008.

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

In November 2003, the Company borrowed $55.5 under a 10-year mortgage. The proceeds were used to partially fund the Company’s purchase of its corporate headquarters facility in downtown Cincinnati, Ohio. The Company’s corporate headquarters facility secures the mortgage. As of June 30, 2006, the unpaid principal balance was $43.6.

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

From February 2003 through June 2005, our Board of Directors authorized the repurchase of a total of up to 30 million of our common shares. Through June 30, 2006, we repurchased 21.3 million shares of Convergys stock for $311.2 pursuant to these authorizations. We may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on a number of considerations including market conditions and the Company’s liquidity. At June 30, 2006, the Company may purchase an additional 8.7 million common shares pursuant to these authorizations.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

At June 30, 2006, the Company had outstanding letters of credit of $33.2 related to performance and payment guarantees. We do not believe that any obligation that may arise will be material.

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

Risks Relating to Convergys and Its Business

Client consolidations could result in a loss of clients and adversely affect our operating results.

We serve clients in industries that have experienced and continue to experience a significant level of consolidation. We cannot assure that additional consolidations will not occur in which our clients acquire additional businesses or are acquired. Such consolidations may result in the termination of an existing client contract, which could have an adverse effect on our operating results.

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

Our Customer Care segment also had a long-standing relationship with AT&T Wireless. Although revenues generated from this relationship were down significantly during the first six months of 2006 compared to 2005, volumes began to stabilize last summer. We expect Cingular to remain an important client to Customer Care.

In September 2005, Sprint PCS, a large Information Management data processing outsourcing client, completed its acquisition of Nextel Communications. The client informed us that it intends to consolidate its billing systems onto a competitor’s platform. Sprint Nextel has announced plans to migrate subscribers from our billing system during 2006 and 2007. We will support Sprint Nextel with their migration efforts. If the migration proceeds as planned, it will have a negative impact on Information Management’s revenues and operating results.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

A large portion of our revenues is generated from a limited number of clients, and the loss of one or more of our clients could cause a reduction in our revenues and earnings.

We rely on several clients for a large percentage of our revenues. Our three largest clients, Cingular, Sprint Nextel and DirecTV, collectively represented 29.9% of our revenues for the six months ended June 30, 2006. Our relationship with Cingular is represented by separate contracts/work orders with various operating units across Information Management and Customer Care. Our relationship with Sprint Nextel is represented by separate contracts with Information Management and Customer Care. Since February 2004, we have provided customer care services to Sprint Nextel, for the Sprint PCS division, under a contract between Sprint Nextel and IBM, whereby we serve as a subcontractor to IBM. We serve DirecTV under a customer care contract. These separate contracts/work orders with the above clients have varying expiration dates, payment provisions, termination provisions and other conditions. As a result, we do not believe that it is likely that our entire relationship with Cingular, DirecTV or Sprint Nextel would terminate at one time; and, therefore, we are not substantially dependent on any particular contract/work order with these clients. However, the loss of all of the contracts/work orders with a particular client at the same time or the loss of one or more of the larger contracts/work orders with a client would adversely affect our total revenues if the revenues from such client were not replaced with revenues from that client or other clients.

A large portion of our accounts receivable are payable by a limited number of clients and the inability of any of these clients to pay its accounts receivable could cause a reduction in our revenues and earnings.

Several significant clients account for a large percentage of our accounts receivable. As of June 30, 2006, our three largest clients, Cingular, Sprint Nextel and DirecTV, collectively accounted for 30.8% of our accounts receivable. During the past three years, each of the clients set forth above has generally paid its accounts receivable on a timely basis, and write-downs that we have incurred in connection with such accounts receivable were consistent with write-downs that we incurred with other clients. We anticipate that several clients will continue to account for a large percentage of our accounts receivable. Although we currently do not expect payment issues with any of these clients, if any of them were unable, for any reason, to pay our accounts receivable, our income would decrease. We also carry significant receivable balances with other clients whose declaration of bankruptcy could decrease our income.

If our clients are not successful, the amount of business that they outsource and the prices that they are willing to pay for such services may diminish and could result in a reduction of our revenues and earnings.

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

We process, transmit and store personally identifiable information, and unauthorized access to or the unintended release of this information could result in a claim for damages, loss of business and create unfavorable publicity.

We process, transmit and store personally identifiable information, both in our role as a service provider and as an employer. This information may include social security numbers, financial and health information, as well as other personal information. As a result, we are subject to certain federal and state laws, as well as foreign laws and regulations designed to protect personally identifiable information. We take measures to protect against unauthorized access and to comply with these laws and regulations. Unauthorized access or failure to comply with these laws and regulations may subject us to contractual liability and damages, loss of business, damages from individual claimants, fines, penalties, criminal prosecution and unfavorable publicity, any of which could negatively affect our operating results.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Our failure to keep our technology up-to-date may prevent us from remaining competitive.

Technology is a critical component of our success, including billing software provided to a client through a license or data processing outsourcing arrangement or technology used by customer care or employee care agents in connection with outsourcing services. In order to remain competitive, we need to continue to invest in the development of new and enhanced technology. Although we are committed to further investment in development, there can be no assurance that our technology will adequately meet our future needs or enable us to remain competitive. Our failure to keep our technology up-to-date may hinder our ability to remain competitive and may lead competitors to attract business from our existing and potential clients and cause our revenue to decrease.

Defects or errors within our software could adversely affect our business, results of operations and financial condition.

Design defects or software errors may delay software introductions or reduce the satisfaction level of clients and may have a materially adverse effect on our business, results of operations and financial condition. Our billing software is highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and/or correct. Since both our clients and we use our billing software to perform critical business functions, design defects, software errors or other potential problems within or outside of our control may arise from the use of our software. It may also result in financial or other damages to our clients, for which we may be held responsible. Although our license agreements with our clients may often contain provisions designed to limit our exposure to potential claims and liabilities arising from client problems, these provisions may not effectively protect us against such claims in all cases and in all jurisdictions.

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

Our outsourcing operations depend on our ability to protect our proprietary software and client information maintained in our data processing, customer care and employee care contact centers against damage that may be caused by fire, natural disasters, power failure, telecommunications failures, computer viruses, acts of sabotage or terror and other emergencies. In the event that we experience a temporary or permanent interruption at one or more of our data or contact centers, through casualty, operating malfunction or other causes, we may be unable to provide the data processing, customer care and employee care services we are contractually obligated to deliver. This could result in us being required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts. Notwithstanding contingency plans and precautions instituted to protect our clients and us from events that could interrupt delivery of services (including property and business interruption insurance that we maintain), there can be no guarantee that such interruptions would not result in a prolonged interruption in our ability to provide support services to our clients or that such precautions would adequately compensate us for any losses we may incur as a result of such interruptions.

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

During the past few years, we have been focused on transforming the Employee Care segment into a leading provider in the growing human resource outsourcing market. Although we have had recent success winning long-term global human resource outsourcing arrangements with several clients, the sales cycles for large global human resource outsourcing arrangements have ranged from twelve to twenty-four months. The sales cycle is long due to complexities associated with outsourcing human resource functions, including decisions regarding what functions to outsource, locations and timing of outsourcing. This longer sales cycle can result in delays in the execution of the contracts, increase selling costs and have a negative impact on our revenues and operating results.

If we are unable to identify and complete appropriate acquisitions as we have historically, we may not be able to grow at the same rate that we have since 1998.

Our growth has been enhanced through acquisitions of other businesses including their service offerings and licenses. We continue to pursue strategic acquisitions. If we are unable to make appropriate acquisitions on reasonable terms, whether for cash, Convergys securities or both, it may be difficult for us to achieve the same level of growth as achieved historically.

We are susceptible to business and political risks from domestic and international operations that could result in reduced revenues or earnings.

We operate businesses in many countries outside the United States, which are located throughout North and South America, Europe, the Middle East and the Asian Pacific region. As part of our strategy, we plan to capture more of the international billing and employee care markets. Additionally, North American companies have created a demand for offshore customer care outsourcing capacity. As a result, we expect to continue expansion through start-up operations and acquisitions in foreign countries. Expansion of our existing international operations and entry into additional countries will require management attention and financial resources. In addition, there are certain risks inherent in conducting business internationally including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability, civil disturbances, terrorist attacks and potentially adverse tax consequences. To the extent that we are adversely affected by these risks, our business could be adversely affected and our revenues and/or earnings could be reduced.

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

Customer Care serves an increasing number of its U.S.-based customer care clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by Customer Care to render services under these contracts is denominated in Canadian dollars, Indian rupees or Philippine pesos, which represents a foreign exchange exposure to the Company. We enter into forward exchange contracts and options to limit potential foreign currency exposure. As the U.S. dollar weakened during 2005 and the first six months of 2006, the operating expenses of these contact centers, once translated into U.S. dollars, increased in comparison to prior years. The increase in operating expenses was partially offset by gains realized through the settlement of Canadian dollar forward exchange contracts. However, if the U.S. dollar does not strengthen, our earnings will continue to be negatively impacted.

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

We employ approximately 72,000 employees worldwide. Despite headcount reductions during 2005, we continue to recruit and hire qualified persons in the research and development, sales, marketing and administrative and services areas of our business. At times, we have experienced difficulties in hiring personnel with the desired levels of training or experience. Additionally, particularly in regard to the labor-intensive business of Customer Care and Employee Care, quality service depends on our ability to control personnel turnover. Any increase in the employee turnover rate could increase recruiting and training costs and decrease operating effectiveness and productivity. We may not be able to continue to hire, train and retain a sufficient number of qualified personnel to adequately staff new client projects. This is particularly critical in connection with the recent contracts signed by Employee Care. Because a significant portion of our operating costs relates to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a materially adverse effect on our business, results of operations or financial condition.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Continued war and terrorist attacks or other civil disturbances could lead to economic weakness and could disrupt our operations resulting in a decrease of our revenues and earnings.

In March 2003, the United States went to war against Iraq and, in recent years, the United States, the United Kingdom, India and Spain were targets of terrorist attacks. These attacks have caused uncertainty in the global financial markets and in the United States economy. The war in Iraq and any additional terrorists attacks may lead to continued armed hostilities or further acts of terrorism and civil disturbances in the United States or elsewhere, which may contribute to economic instability in the United States and disrupt our operations. Such disruptions could cause service interruptions or reduce the quality level of the services that we provide, resulting in a reduction of our revenues. These activities may also cause our clients to delay or defer decisions regarding their use of our services and, thus, delay receipt of additional revenues. In addition, war and terrorist attacks in other regions, including the Middle East, could disrupt our operations and/or create economic uncertainty with our clients, which could cause a reduction in revenues and earnings.

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

Interest Rate Risk

At June 30, 2006, we had $127.0 in outstanding variable rate borrowings. The carrying amount of our borrowings reflects fair value due to their short-term and variable interest rate features.

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

We also use, from time to time, cash flow hedges for interest rate exposure. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding cash flow hedges covering interest rate exposure at June 30, 2006.

Based upon our exposure to variable rate borrowings, a one percentage point change in the weighted average interest rate would change our annual interest expense by approximately $1.

Foreign Currency Exchange Rate Risk

Our Customer Care segment serves a number of our U.S.-based clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Canadian dollars (CAD), Indian rupees (INR) or Philippine pesos (PHP), which represents a foreign exchange exposure. In order to hedge the exposure related to the anticipated cash flow requirements denominated in these foreign currencies, we have entered into forward contracts with several financial institutions to acquire a total of CAD 126.0, INR 11,244.1 and PHP 6,745.3 at a fixed price of $107.0, $248.3 and $120.0, respectively, through May 2009. Additionally, the Company had options to purchase approximately CAD 148.0 for a fixed price of $129.7 through May 2007. The fair value of these derivative instruments as of June 30, 2006 was $7.6.

The potential loss in fair value at June 30, 2006 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $62. This loss would be mitigated by corresponding gains on the underlying exposures.

Form 10-Q Part I

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency and foreign denominated revenue and profit translated into U.S. dollars. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables and payables that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of June 30, 2006, the fair value of these derivatives was $0.2.

Foreign currency denominated revenue has been less than 10% during the last three years.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with general counsel, the chief accounting officer and other key employees, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act)) as of the end of the quarter ended June 30, 2006. Based on this review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act, as amended, is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From February 2003 through June 2005, our Board of Directors authorized the repurchase of a total of up to 30 million of our common shares. Through June 30, 2006, we repurchased 21.3 million shares of Convergys stock for $311.2 pursuant to these authorizations. We may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on a number of considerations including market conditions and the Company’s liquidity. At June 30, 2006, the Company may purchase an additional 8.7 million common shares pursuant to these authorizations.

The Company’s second quarter 2006 repurchases of common shares were as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
April 2006	41,800	$19.45	41,800	10,325,400
May 2006	1,291,100	18.83	1,291,100	9,034,300
June 2006	352,300	18.68	352,300	8,682,000

Total	1,685,200	$18.85	1,685,200

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Other than the matters approved at the Company’s Annual Shareholders’ Meeting held on April 18, 2006, as reported in the Company’s 10-Q for the quarterly period ended March 31, 2006, there were no matters submitted to a vote of security holders during the second quarter of 2006.

ITEM 5. OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our Schedule 14A was filed on March 14, 2006.

Form 10-Q Part II

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

Convergys Corporation

Date: August 7, 2006	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer
(On behalf of the Registrant and as Chief Financial Officer)