Form 10-Q
period 2006-09-30
CONVERGYS CORP
filed 2006-11-03
CIK 1062047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

At October 31, 2006, there were 137,790,296 common shares outstanding, excluding amounts held in Treasury of 40,837,257.

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Amounts in millions, except per share amounts)	2006	2005	2006	2005
Revenues	$702.7	$644.8	$2,069.8	$1,912.5

Operating Costs and Expenses
Cost of providing services and products sold	439.9	391.3	1,301.9	1,183.3
Selling, general and administrative	135.8	130.1	400.6	396.0
Research and development costs	22.0	20.0	63.8	57.3
Depreciation	33.3	31.5	98.4	93.8
Amortization	2.0	4.9	10.6	16.3
Restructuring	—	—	—	8.9

Total costs and expenses	633.0	577.8	1,875.3	1,755.6

Operating Income	69.7	67.0	194.5	156.9

Equity in Earnings (Loss) of Cellular Partnerships	4.2	7.4	7.1	17.0
Other Income (Expense), net	0.8	(0.1)	1.9	(1.1)
Interest Expense	(5.7)	(5.9)	(17.2)	(15.6)

Income Before Income Taxes	69.0	68.4	186.3	157.2
Income Tax Expense	23.8	26.0	64.6	58.0

Net Income	$45.2	$42.4	$121.7	$99.2

Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	$2.6	$7.1	$5.8	$6.3
Unrealized gains (losses) on hedging activities	3.5	4.2	(4.0)	(9.4)

Total other comprehensive income (loss)	6.1	11.3	1.8	(3.1)

Comprehensive Income	$51.3	$53.7	$123.5	$96.1

Earnings Per Common Share
Basic	$0.33	$0.30	$0.88	$0.71

Diluted	$0.32	$0.30	$0.86	$0.69

Average Common Shares Outstanding
Basic	138.0	139.2	138.8	140.3
Diluted	141.4	142.2	142.0	143.0

See Notes to Consolidated Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Millions)

	(Unaudited) September 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$250.4	$196.0
Receivables, net of allowances of $10.3 and $10.0	560.7	521.1
Deferred income tax benefits	60.6	54.3
Prepaid expenses	38.9	37.5
Other current assets	29.6	40.1

Total current assets	940.2	849.0

Property and equipment, net	376.7	404.7
Goodwill, net	882.5	870.6
Other intangibles, net	40.0	46.6
Investment in Cellular Partnerships	44.8	43.5
Deferred charges	215.7	155.8
Other assets	39.6	41.2

Total Assets	$2,539.5	$2,411.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt maturing within one year	$76.0	$134.7
Payables and other current liabilities	506.6	483.1

Total current liabilities	582.6	617.8

Long-term debt	297.6	297.5
Deferred income tax liability	62.9	44.2
Additional minimum pension liability	44.5	44.5
Other long-term liabilities	98.2	52.3

Total liabilities	1,085.8	1,056.3

Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized; none outstanding	—	—
Common shares – without par value, 500.0 authorized; 178.5 outstanding in 2006 and 176.8 outstanding in 2005	945.1	906.6
Treasury stock – 40.3 shares in 2006 and 36.9 in 2005	(686.3)	(622.9)
Retained earnings	1,191.2	1,069.5
Accumulated other comprehensive income	3.7	1.9

Total shareholders’ equity	1,453.7	1,355.1

Total Liabilities and Shareholders’ Equity	$2,539.5	$2,411.4

See Notes to Consolidated Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended Sept. 30,
(Amounts in millions)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$121.7	$99.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109.0	110.1
Deferred income tax expense (benefit)	14.4	(1.0)
Cellular Partnerships earnings	(7.1)	(17.0)
Stock compensation expense	20.9	16.5
Decrease in amounts sold under receivables securitization, net	—	(100.0)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in receivables	(39.6)	28.8
Decrease (increase) in other current assets	6.7	(13.8)
Decrease (increase) in deferred charges, net	(50.0)	(0.9)
Decrease (increase) in other assets and liabilities	38.0	15.6
Increase (decrease) in payables and other current liabilities	24.1	(56.5)
Other, net	(3.9)	0.8

Net cash provided by operating activities	234.2	81.8

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(79.0)	(80.8)
Proceeds from disposal of property and equipment	4.6	—
Return of capital from Cellular Partnerships	5.8	4.3
Investment in Cellular Partnerships	—	(0.8)
Acquisitions, net of cash acquired	(6.8)	(15.8)

Net cash used in investing activities	(75.4)	(93.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (repayments) of commercial paper and other debt, net	(58.6)	43.3
Excess tax benefits from share-based payment arrangements	3.1	—
Purchase of treasury shares	(63.4)	(43.3)
Issuance of common shares	14.5	2.2

Net cash provided by (used in) financing activities	(104.4)	2.2

Net increase (decrease) in cash and cash equivalents	54.4	(9.1)
Cash and cash equivalents at beginning of period	196.0	58.4

Cash and cash equivalents at end of period	$250.4	$49.3

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

The Company has three reporting segments: (i) Customer Care, which provides outsourced customer care services; (ii) Information Management, which provides billing and information services and software; and (iii) Employee Care, which provides outsourced employee care services. In connection with changes in our management structure during the latter part of 2005, we expanded our reporting segment structure from two segments (the Customer Management Group, which included the operations of Customer Care and Employee Care, and the Information Management Group) to three segments. The three reporting segment structure began December 31, 2005. All prior year segment information has been restated to reflect these reporting changes.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of SFAS No. 87, 88, 106 and 132(R).” This statement requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a plan in the year in which the changes occur. These requirements are effective for fiscal years ending after December 15, 2006. Adoption of this Standard will not have a material impact on the Company’s financial statements.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effects that SFAS No. 157 will have on its financial statements.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition and measurement threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects that FIN 48 will have on its accounting for income taxes.

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

The Company has 38 million common shares authorized for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan (Convergys LTIP), as amended on February 24, 2004. The Convergys LTIP provides for the issuance of stock-based awards to certain employees and Directors. From time to time, the Company grants restricted stock awards that generally vest over terms of three to five years, pursuant to the plan. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares (other than the right to transfer the shares). Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The Company also granted stock options with exercise prices that were no less than market value of the stock at the grant date and have a ten-year term and vesting terms of three to four years. Since early 2004, the Company has not issued any stock options to employees or Directors. Instead, the Company began granting certain employees and Directors restricted stock units. Unlike the restricted stock awards discussed above, the restricted stock units do not possess dividend or voting rights. The restricted stock units consist of both time-based and performance-based units. The restrictions for the time-based restricted stock units lapse three years after the grant date. The performance-based units vest upon the Company’s satisfaction of certain financial performance conditions (relative stock return) and the restrictions lapse over a period of no less than three years and no more than six years.

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

The Company’s operating results reflect stock compensation expense of $7.7 and $6.4 for the three months ended September 30, 2006 and 2005, respectively, and $22.0 and $16.5 for the nine months ended September 30, 2006 and 2005, respectively. Included in the stock compensation expense of $22.0 is pretax compensation expense of $0.9 ($0.6, net of tax) related to the expensing of the Company’s previously-issued stock options for the nine months ended September 30, 2006 due to the adoption of SFAS 123(R).

Results for the quarter ended September 30, 2005 have not been restated to reflect the adoption of SFAS 123(R). The effect on net income and earnings per share for the three and nine months ended September 30, 2005 if the Company had accounted for stock options under the fair value method of accounting is as follows:

Amounts in millions	Three Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2005
Net income, as reported	$42.4	$99.2

Add: Stock-based employee compensation expense determined under the intrinsic method, net of related tax effects	3.9	10.4

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4.4)	(14.0)

Pro forma net income	$41.9	$95.6

Earnings per share:
Basic - as reported	$0.30	$0.71
Basic - pro forma	$0.30	$0.68

Diluted - as reported	$0.30	$0.69
Diluted - pro forma	$0.29	$0.67

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

A summary of stock option activity for the nine months ended September 30, 2006 is presented below:

Shares in Thousands	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Fair Value at Date of Grant (per share)
Outstanding at Jan. 1, 2006	16,885	$25.91
Granted	—	—
Exercised	(1,978)	13.65
Forfeited/cancelled	(838)	29.31

Outstanding at Sept. 30, 2006	14,069	$27.43	4.0	$11.82

Options exercisable at Sept. 30, 2006	14,026	$27.46	4.0	$11.83

A summary of stock options outstanding and exercisable at September 30, 2006 is presented below:

Shares in Thousands	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$4.36 to $7.74	40	0.9	4.92	40	4.92
$11.55 to $11.55	1,718	6.2	11.55	1,718	11.55
$12.05 to $15.00	1,697	3.3	14.21	1,697	14.21
$15.28 to $19.36	1,456	2.0	17.47	1,413	17.51
$19.50 to $22.22	1,497	2.3	22.01	1,497	22.01
$24.75 to $29.32	188	5.5	27.67	188	27.67
$29.53 to $29.53	1,879	3.3	29.53	1,879	29.53
$29.77 to $36.49	217	4.5	33.42	217	33.42
$36.67 to $36.67	2,439	5.3	36.67	2,439	36.67
$37.12 to $52.53	2,938	4.2	42.86	2,938	42.86

Total	14,069	4.0	$27.43	14,026	$27.46

Restricted Stock Awards and Restricted Stock Units

During the first nine months of 2006, the Company granted 1.8 million restricted stock units with a weighted average grant price of $18.06. Included in the above were 0.6 million performance-based restricted stock unit awards. During the nine months ended September 30, 2005, the Company granted 1.9 million restricted stock units at a weighted-average grant price of $13.94. Included in the 2005 grants above were 0.6 million performance-based restricted stock units.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

As a part of our adoption of SFAS 123(R), the Company used a Monte Carlo simulation model to estimate the fair value for performance-based restricted stock units issued during 2006. The assumptions used in the Monte Carlo Simulation Model for performance-based restricted stock units granted during 2006 are noted in the table below. Expected volatilities are based on historical volatility and daily returns for the six-year period ended February 2006 of the Company’s stock and its peer group. Expected market risk premium is based on historical risk premium of equity markets over the risk-free interest rate over the past 60 years. The expected term of the awards granted is derived from the output of the valuation model and represents the period of time that the awards granted are expected to be outstanding. The risk-free interest rate for the expected term of the award granted is based on the U.S. Treasury yield curve in effect at the time of grant.

September 30, 2006
Expected volatility	32% - 80%
Expected market risk premium	8.5%
Expected term (in years)	6.0
Risk-free interest rate	4.6%

The total compensation cost related to non-vested restricted stock and restricted stock units not yet recognized as of September 30, 2006 was approximately $30, which is expected to be recognized over a weighted average of 1.5 years. Changes to non-vested restricted stock and restricted stock units for the nine months ended September 30, 2006 were as follows:

Amounts in millions	Number of Shares	Weighted Average Fair Value at Date Of Grant
Non-vested at December 31, 2005	3.9	$14.72
Granted	1.8	18.06
Vested	(0.8)	(23.32)
Forfeited	(0.3)	(15.86)

Non-vested at September 30, 2006	4.6	$15.74

(4)	ACQUISITIONS

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

In May 2004, the Company acquired 100% of the outstanding shares of Encore Receivable Management, Inc. (Encore), a Kansas-based provider of accounts receivable management and collection services. In July 2006, the Company paid the final $6.8 in earn-out payments to the sellers, which was recorded as addition to goodwill.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(5)	BUSINESS RESTRUCTURING AND ASSET IMPAIRMENT

2005 Restructuring

As discussed more fully in the “Business Restructuring and Asset Impairment” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company initiated restructuring plans in the second quarter and fourth quarter of 2005. The plan initiated during the second quarter resulted in a severance charge of $8.9, $8.3 of which pertained to Customer Care and $0.6 of which pertained to corporate. The actions, which affected approximately 300 professional and administrative employees, were completed during the fourth quarter of 2005. The severance benefits were paid pursuant to the Company’s then existing severance guidelines and employment agreements. $7.7 of the charge was cash related, while the remaining $1.2 consisted of a non-cash charge produced by the acceleration of equity-based awards.

The plan initiated during the fourth quarter consisted of involuntary headcount reductions affecting approximately 100 professional and administrative employees at Customer Care and corporate operations. Furthermore, the Company consolidated some of its Employee Care facilities, which involved the closure of one of its leased offices in North America in December 2005. This resulted in a fourth quarter 2005 restructuring charge of $13.8, which consisted of $12.7 of severance and $1.1 of facility closure costs. The facility abandonment component of the charge was equal to the future costs associated with the facility, net of the proceeds from any probable future sublease. Of the $12.7 of severance costs, which are being paid pursuant to the Company’s then existing severance guidelines and employment agreements, $10.8 was cash related and $1.3 of the charge consisted of a non-cash charge resulting from the acceleration of equity-based awards. The remaining $0.6 consisted of a curtailment charge related to the Company’s supplemental executive retirement plan. The Company began making the headcount reductions during the fourth quarter and had substantially completed them by the end of the second quarter of 2006.

Restructuring liability activity for the fourth quarter 2005 plan during the nine months ended September 30, 2006 consisted of the following:

Balance at December 31, 2005	$9.8
Severance payments	(8.2)
Facilities payments	(0.6)

Balance at September 30, 2006	$1.0

The remaining accrual reflects amounts that will be paid in accordance with contractual agreements.

2004 Restructuring

The Company initiated a restructuring plan during the fourth quarter of 2004 that affected approximately 750 professional and administrative employees. This resulted in a fourth quarter of 2004 severance charge of $36.7, $32.3 of which was cash-related. $3.3 of the charge reflected a non-cash charge resulting from the modification and acceleration of equity-based awards. The remaining $1.1 of the charge consisted of a curtailment charge related to the Company’s supplemental executive retirement plan and special termination benefit charges related to the Company’s post-retirement plan.

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

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

Restructuring liability activity for the 2004 plan during the nine months ended September 30, 2006 and 2005 consisted of the following:

	2006	2005
Balance at January 1	$1.4	$26.9
Severance payments	(1.4)	(24.3)
Other	—	0.1

Balance at September 30	$—	$2.7

2002 Restructuring

In connection with a restructuring plan initiated during the fourth quarter of 2002, the Company made approximately 1,350 headcount reductions that affected professional and administrative employees worldwide and closed certain Customer Care and Information Management facilities.

Restructuring liability activity related to the 2002 plan consisted of the following:

	2006	2005
Balance at January 1	$16.0	$32.6
Lease termination payments	(2.2)	(8.2)
Other	1.1	(1.1)

Balance at September 30	$14.9	$23.3

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

Goodwill increased to $882.5 at September 30, 2006 from $870.6 at December 31, 2005 due to earn-out payments and foreign currency movements. In July 2006, the Company paid the final earn-out payment of $6.8 to the sellers of Encore, which was acquired during 2004.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

As of September 30, 2006, the Company’s other intangible assets acquired through business combinations consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$44.3	$(38.7)	$5.6
Customer relationships and other intangibles	129.5	(89.5)	40.0

Total	$173.8	$(128.2)	$45.6

Intangible amortization expense for the nine-month periods ended September 30, 2006 and 2005 was $10.6 and $16.3, respectively. This includes accelerated amortization of acquired software in the second quarter of 2006. Intangible amortization expense is estimated to be approximately $13 for the year ending December 31, 2006. Estimated intangible amortization expense for the four subsequent fiscal years is:

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

The Company owns limited partnership interests in Cincinnati SMSA Limited Partnership, a provider of wireless communications in central and southwestern Ohio and northern Kentucky, and Cincinnati SMSA Tower Holdings LLC, an operator of cellular tower space (the Cellular Partnerships). The Company accounts for its interests in the Cellular Partnerships under the equity method of accounting.

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

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

The Company often performs, in connection with its outsourcing arrangements, certain set-up activities or implementations, including the installation and customization of the Company’s proprietary software. Additionally, with respect to certain arrangements where the Company does not have sufficient evidence of fair value for the undelivered elements, the Company defers all revenue related to these arrangements and recognizes them over the terms of their service periods. In connection with these arrangements, the Company capitalizes all direct and incremental implementation and multiple-element costs, to the extent recovery of these costs is probable, and amortizes them ratably over the life of the arrangements as costs of providing service.

In the event these costs are not deemed recoverable, the costs are expensed as incurred. The Company evaluates the probability of recovery by considering profits to be earned during the term of the related contract, the creditworthiness of the client and, if applicable, contract termination payments payable by the client in the event that the client terminates the contract early.

During the nine months ended September 30, 2006 and 2005, the Company capitalized $97.8 and $39.5 of client acquisition and implementation costs, respectively. The related amortization for these periods was $37.9 and $38.6, respectively.

(9)	PAYABLES AND OTHER CURRENT LIABILITIES

	At Sept. 30, 2006	At Dec. 31, 2005
Accounts payable	$30.7	$31.1
Accrued taxes	65.7	57.0
Accrued payroll-related expenses	137.7	117.0
Deferred compensation	54.1	57.9
Accrued expenses, other	96.4	88.2
Restructuring and exit costs	16.8	28.1
Deferred revenue and government grants	105.2	103.8

	$506.6	$483.1

(10)	EMPLOYEE BENEFIT PLANS

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

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

Pension cost for the cash balance plan included the following components:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
Service cost (benefits earned during the period)	$4.5	$5.6	$16.4	$16.5
Interest cost on projected benefit obligation	2.5	2.5	8.0	7.7
Expected return on plan assets	(3.6)	(4.0)	(11.0)	(12.0)
Amortization and deferrals—net	0.2	0.1	1.2	0.4

Pension cost	$3.6	$4.2	$14.6	$12.6

Pension cost for the unfunded executive pension plans included the following components:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
Service cost (benefits earned during the period)	$0.9	$0.8	$3.1	$3.2
Interest cost on projected benefit obligation	1.1	0.9	3.5	3.2
Amortization and deferrals—net	0.3	0.4	0.9	0.9

Pension cost	$2.3	$2.1	$7.5	$7.3

The Company contributed $13.1 to its Cash Balance Plan during the third quarter of 2006 to satisfy pension funding requirements under the Employee Retirement Income Security Act of 1974.

(11)	SHAREHOLDERS’ EQUITY

Through June 28, 2005, the Company’s Board of Directors has authorized the repurchase of up to 30 million common shares. Through December 31, 2005, the Company had repurchased 19.2 million common shares for a total cost of $271.8 pursuant to these authorizations. During the nine months ended September 30, 2006, the Company repurchased approximately 3.4 million common shares for a total cost of $63.4. At September 30, 2006, the Company was authorized to repurchase up to 7.4 million additional common shares.

From October 1 to October 31, 2006, the Company repurchased 508,900 shares of Convergys stock for $10.8 pursuant to these authorizations.

(12)	SIGNIFICANT CUSTOMERS

Both our Customer Care and Information Management segments derive significant revenues from Cingular Wireless (Cingular). Cingular acquired AT&T Wireless in October 2004. See further discussions of Cingular under the “Risks Relating to Convergys and Its Business” section of Management Discussion and Analysis.

Revenues from Cingular were 12.4% and 16.9% of the Company’s consolidated revenues for the nine-month periods ended September 30, 2006 and 2005, respectively. Related accounts receivable from Cingular totaled $62.3 and $59.5 at September 30, 2006 and December 31, 2005, respectively.

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

Global Docugraphix, Inc., also known as Document Imaging, Inc. and GDXdata (GDX), is an electronic document management company previously engaged by the Company to perform work under the Company’s human resources outsourcing contract with the State of Florida. GDX, together with its parent company, Global Docugraphix, Inc., are defendants in a false claims action filed on behalf of the State of Florida by two former employees of GDX on or around March 1, 2005 under seal in the Circuit Court of the Second Judicial Circuit in Leon County, Florida. The complaint alleges that GDX submitted invoices for work performed by GDX, which was in violation of its subcontract with Convergys, and Convergys’ contract with the State, involving the security of the human resources data provided to GDX. The Complaint further alleges that by submitting such allegedly false invoices, which allegedly were paid from funds paid to Convergys by the State, GDX submitted false invoices to the State. The Complaint seeks treble damages, penalties, attorney fees and costs from GDX based on the amount of the allegedly improper invoices. The State of Florida’s Attorney General’s Office has not intervened in this case, but continues to monitor it.

On April 12, 2006, GDX and Global Docugraphix, Inc. filed a Motion to Dismiss the lawsuit. In addition, Global Docugraphix, Inc. has filed a suggestion of bankruptcy. The Motion remains pending before the Court. Convergys is not a party to this litigation and both Convergys and the State continue to investigate the allegations against GDX. The Company is providing certain credit protection and credit monitoring services to State of Florida employees who have chosen to enroll in these services. The Company continues to provide services to the State of Florida pursuant to the existing human resources outsourcing contract identified above. At September 30, 2006, the Company does not believe this matter will have a materially adverse impact on the Company’s financial condition.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

The Company will seek indemnity against GDX for any claims brought against the Company or losses suffered by the Company as a result of the actions and conduct of GDX.

On January 1, 2006, in the Circuit Court of Leon County, Florida, Samuel McDowell, a former employee of the Company as relator, filed a false claims action alleging that the Company failed to provide proper data security under the Company/Florida Department of Management Services (DMS) contract, and as a result, falsely invoiced the State of Florida. Recently, the State of Florida’s Attorney General’s office exercised its right to intervene in this action. The Company has not been served with the Complaint and, therefore, has yet to respond. Further, because the claim relates to the Company/DMS contract, the Attorney General has invoked the pre-suit dispute resolution procedures set forth in such contract, which require various discussions and then mediation between the parties to determine whether the claims can be resolved without resorting to a lawsuit. Discussions between the Company and the Attorney General’s office have begun and are continuing. The Company is not able at this time to reasonably estimate any potential loss that might result from this matter.

The Company is currently attempting to resolve tax audits relating to prior years in various jurisdictions. The Company believes that it is appropriately reserved with regard to these audits as of September 30, 2006. However, to the extent that the ultimate resolutions vary from the amounts reserved, such impact would be recorded to the tax provision in the period in which such resolution is reached.

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

In July 2006, the Company sold its data center facility in Jacksonville, Florida and entered into an agreement with the buyer to lease part of the building back for 10 years at $1.6 per year. As part of the agreement, the Company has a right of first offer and can prevent the buyer from selling the property to certain parties at the end of the lease term. Therefore, in accordance with SFAS No. 66, “Accounting For Sales of Real Estate,” the Company is deemed to have a continuing involvement with the buyer and, as a result, the Company has not accounted for this transaction as a sale. Therefore no gain or loss on this transaction was recorded. The transaction is accounted under the financing method in accordance with SFAS No. 98, “Accounting for Leases.”

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

At September 30, 2006, the Company had outstanding letters of credit of $32.2 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material.

The Company also has purchase commitments with three telecommunications providers in the aggregate amount of $9.2 for the remainder of 2006, $37.0 for 2007 and $26.4 in 2008.

(14)	BUSINESS SEGMENT INFORMATION

As discussed in Note 1, the Company has three segments, which are identified by service offerings. Customer Care provides outsourced customer care services. Information Management provides outsourced billing and information services and software. Employee Care provides outsourced employee care services. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.

The Company does not allocate income or expense below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
Revenues:
Customer Care	$454.8	$413.4	$1,335.0	$1,217.0
Information Management	197.1	190.7	581.3	581.2
Employee Care	50.8	40.7	153.5	114.3

	$702.7	$644.8	$2,069.8	$1,912.5

Depreciation:
Customer Care	$16.8	$17.1	$49.3	$51.3
Information Management	8.6	8.1	25.6	24.1
Employee Care	3.3	2.8	9.6	8.2
Corporate	4.6	3.5	13.9	10.2

	$33.3	$31.5	$98.4	$93.8

Amortization:
Customer Care	$0.6	$2.6	$3.3	$8.0
Information Management	1.1	1.6	6.0	6.5
Employee Care	0.3	0.7	1.3	1.8

	$2.0	$4.9	$10.6	$16.3

Operating Income (Loss):
Customer Care	$54.5	$48.8	$148.9	$107.2
Information Management	31.3	34.5	93.3	104.3
Employee Care	(8.6)	(10.5)	(26.4)	(40.3)
Corporate	(7.5)	(5.8)	(21.3)	(14.3)

	$69.7	$67.0	$194.5	$156.9

Capital Expenditures:
Customer Care	$15.9	$8.8	$32.4	$24.3
Information Management	5.9	11.6	27.2	21.4
Employee Care	1.8	—	7.0	10.6
Corporate	3.2	10.8	12.4	24.5

	$26.8	$31.2	$79.0	$80.8

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

	At Sept. 30, 2006	At Dec. 31, 2005
Goodwill:
Customer Care	$569.4	$559.6
Information Management	183.6	182.4
Employee Care	129.5	128.6

	$882.5	$870.6

(15)	EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

	Net Income	Shares	Per Share Amount
Three Months Ended September 30, 2006
Basic EPS	$45.2	138.0	$0.33
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.4	(0.01)

Diluted EPS	$45.2	141.4	$0.32

Nine Months Ended September 30, 2006
Basic EPS	$121.7	138.8	$0.88
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.2	(0.02)

Diluted EPS	$121.7	142.0	$0.86

Three Months Ended September 30, 2005
Basic EPS	$42.4	139.2	$0.30
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.0	—

Diluted EPS	$42.4	142.2	$0.30

Nine Months Ended September 30, 2005
Basic EPS	$99.2	140.3	$0.71
Effect of dilutive securities:
Stock-based compensation arrangements	—	2.7	(0.02)

Diluted EPS	$99.2	143.0	$0.69

The diluted EPS calculation for the nine months ended September 30, 2006 and 2005 excludes the effect of 9.0 million and 13.7 million outstanding stock options, respectively, because they are anti-dilutive.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(16)	DERIVATIVE INSTRUMENTS

The Company had liabilities related to outstanding forward exchange contracts and options maturing within 36 months, consisting primarily of Canadian dollar, Indian rupee and Philippine peso contracts with a notional value of $544.3 at September 30, 2006 and $609.6 at December 31, 2005. These derivatives were classified as other current assets of $17.5 and $23.6 and other current liabilities of $5.2 and $3.7 at September 30, 2006 and December 31, 2005, respectively. The Company recorded deferred tax liabilities of $3.5 and $5.7 related to these derivatives at September 30, 2006 and December 31, 2005, respectively. A total of $6.5 and $10.5 of deferred gains, net of tax, on derivative instruments at September 30, 2006 and December 31, 2005, respectively, was accumulated in other comprehensive income. The amount expected to be reclassified into earnings from other comprehensive income during the next 12 months is $6.2.

During the nine months ended September 30, 2006 and 2005, the Company recorded net gains of $20.3 and $23.4, respectively, related to the settlement of forward contracts and options which were designated as cash flow hedges. These amounts have been classified together with the hedged transactions in the consolidated statement of income as costs of providing service.

The Company recognized a gain of $0.5 during the nine months ended September 30, 2006 and a gain of $4.9 during the nine months ended September 30, 2005, which is included in other expense, related to changes in the fair value of derivative instruments not designated as hedges.

(17)	SUBSEQUENT EVENT

On October 20, 2006, the Company entered into a $400.0 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the Credit Agreement) with a syndicate of financial institution lenders. The maturity date of the Credit Agreement is October 20, 2011, provided, however, that upon satisfaction of certain conditions contained in the Credit Agreement, the Company may extend the maturity date by one year. This facility replaces the $325.0 Three-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of December 21, 2004. JPMorgan Chase Bank, N.A., Citicorp USA, Inc., Deutsche Bank, PNC Bank, National Association, The Bank of Nova Scotia and Wachovia Bank, are each part of the new syndicate and were also each a part of the syndicate for the $325 credit facility.

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

In connection with changes in the Company’s management structure during 2005, we expanded our reporting segment structure beginning December 31, 2005. We now report three segments: (i) Customer Care, which provides outsourced customer care services; (ii) Information Management, which provides billing and information solutions; and (iii) Employee Care, which provides outsourced employee care services. Prior to December 31, 2005, there were two reporting segments: the Customer Management Group (which included the operations of Customer Care and Employee Care) and the Information Management Group. All prior year segment information has been restated to reflect these reporting changes.

Customer Care

Our Customer Care segment manages customer interactions on behalf of our clients through our multi-channel customer care contact centers. Phone and Web-based agent-assisted service channels provide customers live interaction with agents who possess the required level of expertise to react to individual customer needs. We deliver these services using a variety of tools including computer telephony integration, interactive voice response, advanced speech recognition, knowledge-based management and the Internet through agent-assisted and self-service channels. Our service agents provide a full range of customer care services including initial product information requests, customer retention initiatives, technical support inquiries for consumer and business customers and collections.

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

Customer Care principally focuses on developing long-term strategic outsourcing relationships with large companies in customer-intensive industries and governmental agencies. We focus on these types of clients because of the complexity of services required, the anticipated growth of their market segments and their increasing need for more cost-effective customer care services. During the first nine months of 2006, Customer Care revenue increased 10% to $1,335.0 compared to the prior year. Customer Care’s operating income and operating margin were $148.9 and 11.2%, respectively, compared with $107.2 and 8.8% for the corresponding nine months in the prior year. This improvement reflects increases from revenue growth, ongoing cost actions and operational efficiencies. Higher operating expenses primarily caused by the impact of a weakened U.S. dollar partially offset these items.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Information Management

Our Information Management segment serves clients principally by providing and managing complex billing and information software that addresses all segments of the communications industry, including wireless, wireline, cable, cable telephony, broadband, direct broadcast satellite and the Internet. We provide our software in one of three delivery modes: outsourced, licensed or build-operate-transfer (BOT). In the outsourced delivery mode, Information Management provides the billing services by running its software in one of its data centers. In the licensed delivery mode, the software is licensed to clients who perform billing internally. Under the BOT delivery mode, Information Management implements and initially runs its software in the client’s data center while the client has the option to transfer the operation of the software to itself at a future date.

During the first nine months of 2006, Information Management revenue was $581.3, which was essentially flat compared to the prior year. Data processing accounted for 39% of the first nine months of 2006 revenue, which resulted from monthly payments from our clients based upon the number of client subscribers or bills processed by Information Management in its data centers. Most of Information Management’s data processing agreements, which typically contain multi-year terms, are priced on a monthly, per subscriber or per event basis. We sometimes earn supplemental revenues depending on our satisfaction of certain service levels or achievement of certain performance measurement targets. We recognize such supplemental revenues only after we achieve the required measurement target. Professional and consulting services for installation, implementation, customization, enhancement and managed services accounted for 38% of Information Management’s revenues for the nine months ended September 30, 2006. The Company invoices its clients for these services based on time and material costs at contractually agreed upon rates, or in some instances, for a fixed fee. Information Management’s remaining revenues consisted of license and related support and maintenance fees earned under perpetual and term license arrangements. The Company invoices its clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. Fees for support and maintenance normally are charged in advance either on an annual, quarterly or monthly basis. Information Management’s nine-month 2006 operating income and operating margin were $93.3 and 16.1%, respectively, compared with $104.3 and 17.9% in the prior year. The decrease from last year was primarily due to a change in the revenue mix from data processing to professional and consulting, partially offset by operational improvements.

Information Management continues to face intense competition as well as consolidation within the communications industry. In October 2004, Cingular completed its acquisition of AT&T Wireless. Prior to the acquisition, AT&T Wireless was Information Management’s largest client. Over the past year, we have been assisting Cingular with its strategy to migrate subscribers off of the AT&T Wireless billing systems (that we support) onto Cingular’s two systems (one of which we support through a managed services agreement) by the end of the first quarter of 2007. In September 2005, Sprint PCS, a large data processing outsourcing client, completed its acquisition of Nextel Communications. Sprint Nextel has informed us that it intends to consolidate its billing systems onto a competitor’s system. Sprint Nextel has announced plans to migrate subscribers from our billing system during 2006 and 2007.

Information Management continues to make steady progress around the world, while dealing with the near-term challenges due to Sprint and Cingular. During the past year, we entered into new Infinys™ license arrangements with several North American and international clients. During the third quarter, we continued to experience strong license and professional and consulting services revenue growth. We believe that this is evidence of the market’s acceptance of Infinys and see an opportunity to build on these successes.

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

We believe that Employee Care is becoming a leading provider of global human resource services. During 2005, we signed long-term human resource outsourcing arrangements with a number of large global companies and expect this momentum to continue. These contracts have multi-year terms ranging from seven to thirteen years. Based on the contracts signed to date and opportunities in our sales pipeline, we expect that Employee Care revenues in 2006 will likely increase by approximately 30% compared to 2005 with continued growth momentum for 2007. As we implement new clients and continue to realize efficiencies with existing client programs, we believe that our investment in Employee Care will generate value for our shareholders.

During the first nine months of 2006, Employee Care revenue increased 34% to $153.5 compared to the prior year. Employee Care’s operating loss declined 34% to $26.4 compared to a loss of $40.3 in the prior year. This improvement reflects increases in savings from cost reductions and ongoing operating efficiencies.

SUMMARY

Despite the challenges facing our segments, we believe that our prospects for future growth are positive. Customer Care has a leadership presence in a growing market, and Information Management is working to offset anticipated customer migrations with growth in software and services. Employee Care is emerging as one of the leaders in the large and growing human resource outsourcing market. In addition, we believe our financial structure and condition are solid. At September 30, 2006, total capitalization was $1,827.3, consisting of $373.6 of short-term and long-term debt and $1,453.7 of equity.

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

CONSOLIDATED RESULTS

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	Change	%	2006	2005	Change	%
Revenues	$702.7	$644.8	$57.9	9	$2,069.8	$1,912.5	$157.3	8
Costs of products and services	439.9	391.3	48.6	12	1,301.9	1,183.3	118.6	10
Selling, general and administrative expenses	135.8	130.1	5.7	4	400.6	396.0	4.6	1
Research and development costs	22.0	20.0	2.0	10	63.8	57.3	6.5	11
Depreciation	33.3	31.5	1.8	6	98.4	93.8	4.6	5
Amortization	2.0	4.9	(2.9)	(59)	10.6	16.3	(5.7)	(35)
Restructuring charges	—	—	—	—	—	8.9	(8.9)	(100)

Total costs	633.0	577.8	55.2	10	1,875.3	1,755.6	119.7	7

Operating income	69.7	67.0	2.7	4	194.5	156.9	37.6	24

Equity in earnings of Cellular Partnerships	4.2	7.4	(3.2)	(43)	7.1	17.0	(9.9)	(58)
Other expense, net	0.8	(0.1)	0.9	—	1.9	(1.1)	3.0	—
Interest expense	(5.7)	(5.9)	0.2	(3)	(17.2)	(15.6)	(1.6)	10

Income before income taxes	69.0	68.4	0.6	1	186.3	157.2	29.1	19

Income taxes	23.8	26.0	(2.2)	(8)	64.6	58.0	6.6	11

Net income	$45.2	$42.4	$2.8	7	$121.7	$99.2	$22.5	23

Diluted earnings per common share	$0.32	$0.30	$0.02	7	$0.86	$0.69	$0.17	25

Operating margin	9.9%	10.4%			9.4%	8.2%

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Three Months Ended September 30, 2006 versus Three Months Ended September 30, 2005

The Company’s revenues for the third quarter of 2006 increased 9% from the third quarter of 2005 to $702.7 reflecting growth from all three segments. Customer Care revenues grew 10%, Information Management revenues grew 3% and Employee Care revenues grew 25%. Operating income of $69.7 increased 4% versus the corresponding period from last year. Revenue growth with existing and new clients and increased productivity, utilization and efficiency contributed to the improvements in results.

As a percentage of revenues, costs of products and services were 62.6% compared to 60.7% during the corresponding period last year. The 190 basis point increase in costs of products and services as a percentage of revenues primarily related to an increase in Employee Care costs due to new client programs and implementations, recognition timing of revenue and costs related to several projects at Information Management and increased costs at Customer Care. These increased costs at Customer Care were caused by the impact of a weakened U.S. dollar, which was partially offset by improved agent and seat utilization and the impact of ongoing cost actions. Selling, general, and administrative expenses of $135.8 in the third quarter of 2006 were up 4% compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were 19.3% in the third quarter of 2006, 90 basis points lower than the same period last year, reflecting savings from ongoing cost actions and operational efficiencies. The 10% increase in research and development costs reflects increased spending at Information Management on Infinys software. The 59% decrease in amortization expense primarily reflects acquired client contracts that became fully amortized during the first quarter of 2006. As a result of the above, operating margin was 9.9% compared to 10.4% in the prior year.

During the third quarter of 2006, the Company recorded equity earnings in the Cellular Partnerships of $4.2 compared to equity earnings of $7.4 in the prior year. Interest expense of $5.7 compared to $5.9 in the prior year reflects higher interest rates on lower levels of debt. Other income for the third quarter of 2006 was $0.8 compared to loss of $0.1 in the prior year, mainly as a result of higher interest income. The Company’s effective tax rate was 34.5% for the three months ended September 30, 2006 versus 38.0% during the three months ended September 30, 2005. The decline in the effective tax rate was due to a decline in taxes paid outside the U.S.

As a result of the foregoing, net income and diluted earnings per share were $45.2 and $0.32, respectively, in the third quarter of 2006. This compares with $42.4 and $0.30, respectively, in the prior year.

Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005

The Company’s revenues for the first nine months of 2006 increased 8% from the first nine months of 2005 to $2,069.8. This increase reflects 10% growth in Customer Care revenues and 34% growth in Employee Care revenues. Revenues from Information Management were relatively flat on a comparative basis. Operating income of $194.5 increased 24% versus the corresponding period from last year. This improvement over the corresponding period last year reflects revenue growth, increased productivity, utilization, efficiency and an $8.9 restructuring charge in 2005.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

As a percentage of revenues, costs of products and services were 62.9% compared to 61.9% during the corresponding period from last year. The 100 basis point increase in costs of products and services as a percentage of revenues was due to a change in the revenue mix from data processing to relatively lower margin professional and consulting services at Information Management and an increase in Employee Care costs due to new client programs and implementations, partially offset by lower costs of products and services as a percentage of revenues incurred at Customer Care. Selling, general, and administrative expenses of $400.6 in the first nine months of 2006 were up 1% compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were 19.4% in the first nine months of 2006, 130 basis points lower than the same period last year, reflecting savings from ongoing cost actions and operational efficiencies. The 11% increase in research and development costs reflects increased spending at Information Management. The 35% decrease in amortization expense reflects acquired client contracts and software that became fully amortized during the first quarter of 2006 and the second quarter of 2005, partially offset by accelerated amortization of acquired software in the second quarter of 2006. As a result of the above, operating margin increased 120 basis points to 9.4% from 8.2% in the prior year.

During the first nine months of 2006, the Company recorded equity earnings in the Cellular Partnerships of $7.1 compared to equity earnings of $17.0 in the prior year. Interest expense of $17.2 increased from $15.6 in the prior year reflecting higher interest rates. Other income for the first nine months of 2006 was $1.9 compared to other expense of $1.1 in the prior year, primarily as a result of higher interest income. The Company’s effective tax rate was 34.7% for the nine months ended September 30, 2006 versus 36.9% during the nine months ended September 30, 2005. The decline in the effective tax rate was due to a decline in taxes paid outside the U.S. and a change in certain state income tax laws.

Beginning January 1, 2006, the Company adopted SFAS 123(R), “Accounting for Stock-Based Compensation.” Refer to Note 3 to the Notes to Consolidated Financial Statements for details related to the adoption of this Standard. The impact of adoption of this accounting Standard for the nine months ended September 30, 2006 was additional expense of approximately $1.

As a result of the foregoing, net income and diluted earnings per share were $121.7 and $0.86, respectively, in the first nine months of 2006. This compares with $99.2 and $0.69, respectively, in the prior year.

CUSTOMER CARE

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	Change	%	2006	2005	Change	%
Revenues:
Communications	$247.6	$222.8	$24.8	11	$702.3	$665.1	$37.2	6
Technology	39.7	35.9	3.8	11	117.6	103.1	14.5	14
Financial services	67.8	61.1	6.7	11	193.8	183.0	10.8	6
Other	99.7	93.6	6.1	7	321.3	265.8	55.5	21

Total revenues	454.8	413.4	41.4	10	1,335.0	1,217.0	118.0	10

Costs of products and services	296.7	267.2	29.5	11	874.9	803.7	71.2	9
Selling, general and administrative expenses	84.2	75.1	9.1	12	252.2	232.3	19.9	9
Research and development costs	2.0	2.6	(0.6)	(23)	6.4	6.2	0.2	3
Depreciation	16.8	17.1	(0.3)	(2)	49.3	51.3	(2.0)	(4)
Amortization	0.6	2.6	(2.0)	(77)	3.3	8.0	(4.7)	(59)
Restructuring charges	—	—	—	—	—	8.3	(8.3)	(100)

Total costs	400.3	364.6	35.7	10	1,186.1	1,109.8	76.3	7

Operating income	$54.5	$48.8	$5.7	12	$148.9	$107.2	$41.7	39

Operating margin	12.0%	11.8%			11.2%	8.8%

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Three Months Ended September 30, 2006 versus Three Months Ended September 30, 2005

Revenues

Customer Care’s revenues were $454.8, a 10% increase from the third quarter of 2005. Strong growth from several clients in each of Customer Care’s industry groups—communications, technology, financial services and other—contributed to the revenue growth.

Revenues from the communications services sector increased 11% from the third quarter of 2005, reflecting growth with several large cable, wireless and wireline clients. The 11% increase in revenues from the technology sector reflects increased spending from a large hardware manufacturer. Revenues from the financial service sector were up 11% compared to the third quarter of 2005 caused by growth from several credit card issuers. Other revenues, which are comprised of clients outside of Customer Care’s three largest industries, increased 7% from the third quarter of 2005. Revenue growth was generated from a large global manufacturing company and increases with clients in the healthcare and retail sectors, partially offset by decline with a client in the government sector.

Costs and Expenses

Customer Care’s total costs and expenses were $400.3, a 10% increase from the third quarter of 2005. Customer Care’s costs of products and services during the third quarter of 2006 increased 11% to $296.7 from the third quarter of 2005. As a percentage of revenues, costs of products and services were 65.2%, up 60 basis points from 64.6% in the prior year. This increase reflects higher expenses of approximately $7 resulting from the impact of a weakened U.S. dollar, partially offset by improved agent and seat utilization, as well as the impact of ongoing cost actions. Selling, general and administrative expenses of $84.2 in the third quarter of 2006 increased 12% compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were 18.5% in the third quarter of 2006, up 30 basis points compared to 18.2% in the prior year. The increase reflects the impact of a weakened U.S. dollar partially offset by benefits from the ongoing cost actions and operational efficiencies. The 77%, or $2.0, decrease in amortization expense reflects acquired client contracts, which became fully amortized in early 2006.

Operating Income

As a result of the foregoing, Customer Care’s third quarter 2006 operating income and margin increased to $54.5 and 12.0%, respectively, from $48.8 and 11.8%, respectively, in the third quarter of 2005.

Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005

Revenues

Customer Care’s revenues were $1,335.0, a 10% increase from the first nine months of 2005. The increase reflects revenue growth in each of Customer Care’s industry groups—communications, technology, financial services and other.

Revenues from the communications services sector increased 6% from the first nine months of 2005, reflecting growth with several large cable, wireless and wireline clients partially offset by a reduction in spending by Cingular from the prior year. The lower spending by Cingular in 2006 reflects lower call volume due to a number of factors including cancellation of certain AT&T Wireless programs. The 14% increase in revenues from the technology sector reflects increased spending from hardware clients. Revenues from the financial services sector were up 6% compared to the first nine months of 2005, reflecting growth from several credit card issuers. Other revenues, which are comprised of clients outside of Customer Care’s three largest industries, increased 21% from the first nine months of 2005. Revenue growth from other revenues was generated from a large global manufacturing company and increased spending from several clients in the healthcare and retail sectors.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

Customer Care’s total costs and expenses were $1,186.1, a 7% increase from the first nine months of 2005. Customer Care’s costs of products and services during the first nine months of 2006 increased 9% to $874.9 from the first nine months of 2005. As a percentage of revenues, costs of products and services were 65.5%, down 50 basis points from 66.0% in the prior year. This decrease reflects improved agent seat utilization as well as the impact of ongoing cost actions taken to streamline the business, which were partially offset by higher expenses of approximately $16 resulting from the impact of a weakened U.S. dollar. Selling, general and administrative expenses of $252.2 in the first nine months of 2006 increased 9% compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were 18.9% in the first nine months of 2006, down 20 basis points compared with 19.1% in the prior year. The 59% decrease in amortization expense reflects acquired client contracts, which became fully amortized in early 2006.

Operating Income

As a result of the foregoing, Customer Care’s first nine months of 2006 operating income and margin increased to $148.9 and 11.2%, respectively, from $107.2 and 8.8%, respectively, in the first nine months of 2005. Results for the first nine months of 2005 included a restructuring charge of $8.3 million.

INFORMATION MANAGEMENT

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	Change	%	2006	2005	Change	%
Revenues:
Data processing	$74.0	$80.4	$(6.4)	(8)	$227.4	$254.8	$(27.4)	(11)
Professional and consulting	75.3	69.1	6.2	9	221.4	202.3	19.1	9
License and other	47.8	41.2	6.6	16	132.5	124.1	8.4	7

Total revenues	197.1	190.7	6.4	3	581.3	581.2	0.1	0

Costs of products and services	106.1	99.3	6.8	7	315.6	302.5	13.1	4
Selling, general and administrative expenses	30.2	30.4	(0.2)	(1)	84.4	94.1	(9.7)	(10)
Research and development costs	19.8	16.8	3.0	18	56.4	49.7	6.7	13
Depreciation	8.6	8.1	0.5	6	25.6	24.1	1.5	6
Amortization	1.1	1.6	(0.5)	(31)	6.0	6.5	(0.5)	(8)

Total costs	165.8	156.2	9.6	6	488.0	476.9	11.1	2

Operating income	$31.3	$34.5	$(3.2)	(9)	$93.3	$104.3	$(11.0)	(11)

Operating margin	15.9%	18.1%			16.1%	17.9%

Three Months Ended September 30, 2006 versus Three Months Ended September 30, 2005

Revenues

Information Management revenues of $197.1 during the third quarter of 2006 increased 3% compared to the corresponding period last year. Increased revenues from professional and consulting and license and other revenues were partially offset by a decline in data processing revenues.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Professional and consulting revenues of $75.3 increased 9% from the prior year. This increase was mainly attributable to increased spending from several international customers, partially offset by reduced spending from Cingular. License and other revenues of $47.8 increased 16% from the prior year. The growth resulted from increases with a large cable operator in North America and a large wireless carrier in Asia. Data processing revenues of $74.0 decreased 8% from the corresponding period last year. This decrease reflects the changing dynamics of Information Management’s billing relationship with Cingular, as Cingular migrates subscribers from its outsourced environments to an in-house managed service environment. The decrease from Cingular was partially offset from increases with a large wireless client.

Costs and Expenses

Information Management’s total costs and expenses were $165.8, up 6% compared to the corresponding period from last year. Information Management costs of products and services during the third quarter of 2006 increased 7% to $106.1 from the third quarter of 2005. As a percentage of revenues, costs of products and services were 53.8%, up 170 basis points from 52.1% in the prior year. This increase was primarily due to the timing of the recognition of revenue and costs related to several projects. Selling, general and administrative expenses decreased 1%, reflecting savings realized from ongoing operational improvements and benefits from cost actions. The 18% increase in research and development costs reflects increased spending on Infinys software. The 31% decrease in amortization expense was primarily due to lower amortization on an acquired software.

Operating Income

As a result of the foregoing, Information Management’s operating income and operating margin during the third quarter of 2006 were $31.3 and 15.9%, respectively, compared with $34.5 and 18.1%, respectively, during the third quarter of 2005.

Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005

Revenues

Information Management revenues of $581.3 during the first nine months of 2006 were essentially flat compared to the corresponding period from last year. Increased revenues from professional and consulting and license and other revenues were offset by a decline in data processing revenues.

Professional and consulting revenues of $221.4 increased 9% from the prior year. This increase was attributable to the increased spending by a large Latin American client and several other international customers partially offset by reduced spending by a North American wireless client. License and other revenues increased 7% to $132.5 from the prior year. Data processing revenues of $227.4 decreased 11% from the corresponding period last year. This decrease reflects the changing dynamics of Information Management’s billing relationship with Cingular, as Cingular migrates subscribers from its outsourced environment to an in-house managed service environment. The decrease from Cingular was partially offset by increases from a large wireless client.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

Information Management’s total costs and expenses were $488.0, up 2% compared to the corresponding period last year. Information Management costs of products and services during the first nine months of 2006 increased 4% from the first nine months of 2005 to $315.6. As a percentage of revenues, costs of products and services were 54.3% in the first nine months of 2006, up from 52.0% in the prior year. This increase primarily reflects the shift in revenue mix from data processing to relatively lower margin professional and consulting services. Selling, general and administrative expenses decreased 10%, reflecting savings realized from ongoing operational improvements and benefits from cost actions. The 13% increase in research and development costs reflects increased spending on Infinys software. The 8% decrease in amortization expense reflects the impact of acquired software, which became fully amortized during the second quarter of 2005, partially offset by accelerated amortization of acquired software in the second quarter of 2006.

Operating Income

As a result of the foregoing, Information Management’s operating income and operating margin during the first nine months of 2006 were $93.3 and 16.1%, respectively, compared with $104.3 and 17.9%, respectively, during the first nine months of 2005.

EMPLOYEE CARE

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Millions)	2006	2005	Change	%	2006	2005	Change	%
Revenues	$50.8	$40.7	$10.1	25	$153.5	$114.3	$39.2	34
Costs of products and services	37.0	24.8	12.2	49	111.3	77.0	34.3	45
Selling, general and administrative expenses	18.6	22.3	(3.7)	(17)	56.7	66.2	(9.5)	(14)
Research and development costs	0.2	0.6	(0.4)	(67)	1.0	1.4	(0.4)	(29)
Depreciation	3.3	2.8	0.5	18	9.6	8.2	1.4	17
Amortization	0.3	0.7	(0.4)	(57)	1.3	1.8	(0.5)	(28)

Total costs	59.4	51.2	8.2	16	179.9	154.6	25.3	16

Operating loss	$(8.6)	$(10.5)	$1.9	18	$(26.4)	$(40.3)	$13.9	34

Three Months Ended September 30, 2006 versus Three Months Ended September 30, 2005

Revenues

Employee Care’s revenues in the third quarter of 2006 were $50.8, a 25% increase from the third quarter of 2005. Revenue growth was largely due to the DuPont and State of Texas programs.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

Employee Care’s total costs and expenses were $59.4, up 16% compared to the corresponding period from last year. Employee Care’s costs of products and services during the third quarter of 2006 increased 49% from the third quarter of 2005 to $37.0. As a percentage of revenues, costs of providing services were 72.8%, up from 60.9% in the prior year. This mainly reflects additional costs in ramping new client programs. Further, during the current quarter there were some additional costs primarily incurred related to the impact of client scope and schedule changes. In the early stages of client programs, margins tend to be lower. However, as we become more efficient with the delivery of our services, our margins tend to improve. Selling, general and administrative expenses of $18.6 in the third quarter of 2006 decreased 17% compared to the prior year. This decrease primarily reflects savings realized from ongoing cost reduction initiatives. As a percentage of revenues, selling, general and administrative expenses were 36.6% in the third quarter of 2006, compared with 54.8% in the prior year. As a percentage of revenues, research and development, depreciation and amortization expenses incurred by Employee Care during the third quarter of 2006 were 7.5% compared with 10.1% in the corresponding quarter of last year.

Operating Income

As a result of the foregoing, Employee Care’s third quarter 2006 operating loss improved to $8.6 from $10.5 in the third quarter of 2005.

Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005

Revenues

Employee Care’s revenues in the first nine months of 2006 were $153.5, a 34% increase from the first nine months of 2005. Revenue growth was largely due to the DuPont and State of Texas programs.

Costs and Expenses

Employee Care’s total costs and expenses were $179.9, up 16% compared to the corresponding period from last year. Employee Care’s costs of products and services during the first nine months of 2006 increased 45% from the first nine months of 2005 to $111.3. As a percentage of revenues, costs of providing services were 72.5%, up from 67.4% in the prior year. This reflects additional costs in ramping new client programs and some additional costs primarily incurred related to the impact of client scope and schedule changes. In the early stages of client programs, margins tend to be lower. However, as we become more efficient with the delivery of our services, our margins tend to improve. Selling, general and administrative expenses of $56.7 in the first nine months of 2006 decreased 14% compared to the corresponding period in the prior year. This decrease primarily reflects savings realized from cost reduction initiatives. As a percentage of revenues, selling, general and administrative expenses were 36.9% in the first nine months of 2006, compared with 57.9% in the prior year. Research and development, depreciation and amortization expenses incurred by Employee Care during the first nine months of 2006 were 7.8% of revenues compared with 10.0% in the corresponding period of last year.

Operating Income

As a result of the foregoing, Employee Care’s first nine months of 2006 operating loss improved to $26.4 from $40.3 in the first nine months of 2005.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Restructuring and Impairment Charges

2005 Restructuring

As discussed more fully in the “Business Restructuring and Asset Impairment” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company initiated restructuring plans in the second quarter and fourth quarter of 2005. The plan initiated during the second quarter resulted in a severance charge of $8.9, $8.3 of which pertained to Customer Care and $0.6 of which pertained to corporate. These actions, which affected approximately 300 professional and administrative employees, were completed during the fourth quarter of 2005. The severance benefits were paid pursuant to the Company’s then existing severance guidelines and employment agreements. $7.7 of the charge was cash related, while the remaining $1.2 consisted of a non-cash charge produced by the acceleration of equity-based awards.

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

Restructuring liability activity for the fourth quarter 2005 plan during the nine months ended September 30, 2006 consisted of the following:

Balance at December 31, 2005	$9.8
Severance payments	(8.2)
Facilities payments	(0.6)

Balance at September 30, 2006	$1.0

The remaining accrual reflects amounts that will be paid in accordance with contractual agreements.

2004 Restructuring

The Company initiated a restructuring plan during the fourth quarter of 2004 that affected approximately 750 professional and administrative employees. This resulted in a fourth quarter of 2004 severance charge of $36.7, $32.3 of which was cash-related. $3.3 of the charge reflected a non-cash charge resulting from the modification and acceleration of equity-based awards. The remaining $1.1 of the charge consisted of a curtailment charge related to the Company’s supplemental executive retirement plan and special termination benefit charges related to the Company’s post-retirement plan.

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

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Restructuring liability activity for the 2004 plan during the nine months ended September 30, 2006 and 2005 consisted of the following:

	2006	2005
Balance at January 1	$1.4	$26.9
Severance payments	(1.4)	(24.3)
Other	—	0.1

Balance at September 30	$—	$2.7

2002 Restructuring

In connection with a restructuring plan initiated during the fourth quarter of 2002, the Company made approximately 1,350 headcount reductions that affected professional and administrative employees and closed certain Customer Care and Information Management facilities.

Restructuring liability activity related to 2002 plan consisted of the following:

	2006	2005
Balance at January 1	$16.0	$32.6
Lease termination payments	(2.2)	(8.2)
Other	1.1	(1.1)

Balance at September 30	$14.9	$23.3

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

CLIENT CONCENTRATION

Our three largest clients accounted for 29.8% of our revenues during the first nine months of 2006, down from 33.5% in the same period of 2005. We serve Cingular, our largest client with 12.4% of revenues in the first nine months of 2006 and Sprint Nextel, our second largest client, under information management and customer care contracts. Since February 2004, we have provided customer care services to Sprint Nextel, for the Sprint PCS division, under a contract between Sprint Nextel and IBM, whereby we serve as a subcontractor to IBM. We serve DirecTV, our third largest client, under a customer care contract. Volumes under certain of our long-term contracts are subject to variation based on, among other things, spending by clients on outsourced customer support and subscriber levels.

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

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

BUSINESS OUTLOOK

For the full year 2006, we expect earnings per diluted share to be $1.15. Our expectations for full year 2006 results include continued solid performance from each of our three segments and a fourth quarter restructuring charge related to actions being taken to further streamline the business.

We continue to expect significant revenue growth for Employee Care. Revenue is likely to increase by approximately 30% for the full year 2006. Some Employee Care implementations are taking longer than originally planned due to scope and schedule changes. As a result, some revenue recognition will occur later than originally expected. We expect a significant reduction in Employee Care operating loss for the year. The reduction will be somewhat less than previously expected due to the implementation schedule changes. The size, scope and profit potential from our global, multi-year deals, remain attractive. We continue to believe the Employee Care business will be a significant long-term contributor of revenue and earnings growth for the Company.

For 2007, we expect record high revenue and EPS performance. We expect that 2007 earnings per diluted share will exceed $1.20. Our expectations include overcoming several hurdles including lower billing revenue from Cingular and Sprint, wage and benefit increases, and higher expenses resulting from foreign currency exchange rates. We expect that several positive improvements across the businesses will more than offset these factors. For Customer Care, we expect continued growth with existing and new clients, expanded capacity and improved asset utilization, and further operating improvements. For Information Management, apart from our two large client migrations, we expect further growth in revenue and profitability, continued higher output and productivity from our software development operations, and additional market share gains for our innovative solutions. For Employee Care, we expect steady progress with client implementations, revenue growth similar to our growth in 2006, substantial increases in contracted revenue, and significant reductions in operating loss, consistent with revenue increases. We expect Employee Care to reach the breakeven point late in 2007, and to be profitable for 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows

Cash flows from operating activities provide us with a significant source of funding for our investing activities. We also have borrowing facilities available, which include a $325 credit facility. In October 2006, the Company entered into a $400 Five-Year Revolving Credit Facility Agreement, which replaces the $325 credit facility. See further discussion of these borrowing facilities under the next section titled, “Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments.”

Cash flows from operating activities totaled $234.2 in the first nine months of 2006, compared to $81.8 in the same period last year. In addition to a 7% increase in net income, the increase in cash flows from operating activities was driven by increases in deferred tax expenses and improvements in working capital, which were partially offset by an increase in deferred charges related to client implementations. In addition, during the first nine months of 2005, there was a $100.0 net decrease in accounts receivable sold under the securitization program. During the first nine months of 2006, there were no accounts receivable sold under the securitization program.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Days sales outstanding (DSO) in receivables increased to 73 days at September 30, 2006 versus 72 days at December 31, 2005. During the first nine months of 2005, DSO decreased to 74 days at September 30, 2005 versus 75 days at December 31, 2004. DSO is computed as follows: receivables, net of allowances, plus outstanding receivables sold under the securitization program divided by average days sales. Average days sales are defined as consolidated revenues during the quarter just ended divided by the number of calendar days in the quarter just ended.

We used $75.4 for investing activities during the first nine months of 2006 compared to $93.1 during the first nine months of 2005. The decrease in amounts used in investing activities during the first nine months of 2006 was due to lower amounts utilized on acquisitions and net capital expenditures.

Financing activities during the first nine months of 2006 used $104.4 in cash. The activities primarily consisted of $58.6 in debt repayments and $63.4 to repurchase 3.4 million of the Company’s common shares, which were partially offset by $14.5 from the issuance of common shares upon exercise of stock options. This compares to $2.2 in cash provided by financing activities during the first nine months of 2005, which primarily represented $43.3 in increased borrowings, offset by the $43.3 to repurchase 3.4 million of the Company’s common shares.

Excluding funding requirements related to acquisitions, we believe that our cash flows from operations and available capital resources will be sufficient to fund capital expenditures, share repurchases and debt repayments. At this point, we are not aware of any capital calls from the limited partnerships in which the Company is invested.

Additionally, in connection with Employee Care contracts that were signed at the end of 2005, we continue to expect to incur a significant amount of implementation costs during 2006. This will negatively impact cash flows from operations and free cash flows.

The Company’s free cash flow, defined as cash flows from operating activities excluding the impact of the accounts receivable securitization less capital expenditures, was $159.8 and $101.0 for the first nine months of 2006 and 2005, respectively. The Company uses free cash flow to assess the financial performance of the Company. Management believes that free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow facilitates management’s ability to strengthen the Company’s balance sheet, to repurchase the Company’s stock and to repay the Company’s debt obligations. Limitations associated with the use of free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by utilizing both the non-GAAP measure, free cash flow, and the GAAP measure, cash from operating activities, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

We believe that our financial structure and condition are solid. At September 30, 2006, total capitalization was $1,827.3, consisting of $373.6 of short-term and long-term debt and $1,453.7 of equity. This results in a debt-to-capital ratio of 20.4%, which compares to 24.2% at December 31, 2005.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Our debt is considered investment grade by the rating agencies. Our borrowing facilities at September 30, 2006 included a $325 credit facility, which was scheduled to expire in December 2007. As of September 30, 2006, we had no amounts borrowed under this facility. The participating agents in the credit facility are JPMorgan Chase Bank, Citicorp USA, PNC Bank, The Bank of Nova Scotia, Deutsche Bank AG and Wachovia Bank. The credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-capitalization ratios. Our interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. Our debt-to-capitalization ratio cannot be greater than 0.6 to 1.0 at any time. We were in compliance with all covenants throughout the first nine months of 2006. In October 2006, the Company entered into a $400.0 Five-Year Competitive Advance and Revolving Credit Facility Agreement with a syndicate of financial institution lenders replacing the $325 credit facility. The maturity date of the Credit Facility Agreement is October 20, 2011, provided, however, that upon satisfaction of certain conditions contained in the Credit Agreement, the Company may extend the maturity date by one year.

On June 30, 2006, we terminated our $200 accounts receivable securitization agreement, as amended, with Falcon Asset Securitization Corporation and Fifth Third Bank. Under the terms of the securitization agreement, the Company sold to Falcon and Fifth Third, on a revolving basis, an undivided percentage interest in designated pools of accounts receivable. In assessing our present and anticipated liquidity requirements, we concluded that we no longer needed to maintain this arrangement. At December 31, 2005, there were no outstanding receivables sold under this agreement. No material termination fees were incurred as a result of the termination of the securitization agreement.

In December 2005, one of our U.K. subsidiaries entered into a credit overdraft facility of 15.0 British pounds (GBP) with Wachovia Bank. As of December 31, 2005, the subsidiary had borrowings of GBP 15.0 (U.S. $26.0) under this facility. The proceeds were used to repatriate funds from foreign operations. This credit facility was repaid in its entirety during the first quarter of 2006. In November 2005, one of our Canadian subsidiaries entered into a senior unsecured revolving credit facility of 100.0 Canadian dollars (CAD) with The Bank of Nova Scotia. The proceeds were used to repatriate funds from the foreign subsidiary. As of September 30, 2006, the subsidiary had the U.S. dollar equivalent of $62.4 in borrowings under this facility.

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

In November 2003, the Company borrowed $55.5 under a 10-year mortgage. The proceeds were used to partially fund the Company’s purchase of its corporate headquarters facility in downtown Cincinnati, Ohio. The Company’s corporate headquarters facility secures the mortgage. As of September 30, 2006, the unpaid principal balance was $42.4.

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

In July 2006, the Company sold its data center facility in Jacksonville, Florida and entered into an agreement with the buyer to lease part of the building back for 10 years at $1.6 per year. As part of the agreement, the Company has a right of first offer and can prevent the buyer from selling the property to certain parties at the end of the lease term. Therefore, in accordance with SFAS No. 66, “Accounting For Sales of Real Estate,” the Company is deemed to have a continuing involvement with the buyer and, hence, has not accounted for this transaction as a sale. Therefore, no gain or loss on this transaction was recorded. The transaction is accounted under the financing method in accordance with SFAS No. 98, “Accounting for Leases.”

Through June 2005, our Board of Directors authorized the repurchase of a total of up to 30 million of our common shares. Through September 30, 2006, we repurchased 22.6 million shares of Convergys stock for $335.2 pursuant to these authorizations. We may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on a number of considerations including market conditions and the Company’s liquidity. At September 30, 2006, the Company was authorized to repurchase up to 7.4 million additional common shares. From October 1 to October 31, 2006, the Company repurchased 508,900 shares of Convergys stock for $10.8 pursuant to these authorizations.

At September 30, 2006, the Company had outstanding letters of credit of $32.2 related to performance and payment guarantees. We do not believe that any obligation that may arise will be material.

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

In October 2004, Cingular completed its acquisition of AT&T Wireless. Prior to the acquisition, AT&T Wireless was our largest client in terms of revenue and a significant client of both Information Management and Customer Care. With respect to Information Management, we are assisting Cingular with its strategy to migrate subscribers off of the AT&T Wireless billing system (that we support) onto Cingular’s two systems (one of which we support) by the end of the first quarter of 2007. If this migration continues as planned, it will have a negative impact on Information Management’s revenues and earnings. However, as evidenced by a contract extension signed in December 2005, we expect to continue to support one of Cingular’s systems.

Our Customer Care segment also had a long-standing relationship with AT&T Wireless. Although revenues generated from this relationship were down significantly during the first nine months of 2006 compared to 2005, volumes began to stabilize last summer. We expect Cingular to remain an important client to Customer Care.

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

On March 5, 2006 AT&T Inc. and Bell South Corporation announced an agreement to merge. The Company has long-standing relationship with both AT&T and Bell South. The impact of this planned merger on the Company is unknown.

A large portion of our revenues is generated from a limited number of clients, and the loss of one or more of our clients could cause a reduction in our revenues and earnings.

We rely on several clients for a large percentage of our revenues. Our three largest clients, Cingular, Sprint Nextel and DirecTV, collectively represented 29.8% of our revenues for the nine months ended September 30, 2006. Our relationship with Cingular is represented by separate contracts/work orders with various operating units across Information Management and Customer Care. Our relationship with Sprint Nextel is represented by separate contracts with Information Management and Customer Care. Since February 2004, we have provided customer care services to Sprint Nextel, for the Sprint PCS division, under a contract between Sprint Nextel and IBM, whereby we serve as a subcontractor to IBM. We serve DirecTV under a customer care contract. These separate contracts/work orders with the above clients have varying expiration dates, payment provisions, termination provisions and other conditions. As a result, we do not believe that it is likely that our entire relationship with Cingular, DirecTV or Sprint Nextel would terminate at one time; and, therefore, we are not substantially dependent on any particular contract/work order with these clients. However, the loss of all of the contracts/work orders with a particular client at the same time or the loss of one or more of the larger contracts/work orders with a client would adversely affect our total revenues if the revenues from such client were not replaced with revenues from that client or other clients.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

A large portion of our accounts receivable are payable by a limited number of clients and the inability of any of these clients to pay its accounts receivable could cause a reduction in our revenues and earnings.

Several significant clients account for a large percentage of our accounts receivable. As of September 30, 2006, our three largest clients, Cingular, Sprint Nextel and DirecTV, collectively accounted for 28.6% of our accounts receivable. During the past three years, each of the clients set forth above has generally paid its accounts receivable on a timely basis, and write-downs that we have incurred in connection with such accounts receivable were consistent with write-downs that we incurred with other clients. We anticipate that several clients will continue to account for a large percentage of our accounts receivable. Although we currently do not expect payment issues with any of these clients, if any of them were unable, for any reason, to pay our accounts receivable, our income would decrease. We also carry significant receivable balances with other clients whose declaration of bankruptcy could decrease our income.

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

The global scope and complexity of implementations in our Employee Care business could cause delays and cost overruns in those projects, which could adversely affect revenues and profits.

We have won several long-term, human resource outsourcing contracts with global clients. These contracts are complex as they involve providing multiple services such as payroll, recruiting, benefits administration, learning, compensation, and human resources administration across many countries. Implementations can take more than 18 months to complete. Due to the complexity of the implementations and changes in customer requirements (i.e., an acquisition by a customer during the implementation), implementation cost overruns and delays are possible. Cost overruns can result in additional expense during the implementation period and over the life of the contract. Delays in completing the implementations can cause us to recognize revenue and profit from the contracts later than we anticipated when the initial contract was signed.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Our failure to keep our technology up-to-date may prevent us from remaining competitive.

Technology is a critical component of our success, including billing software provided to a client through a license or data processing outsourcing arrangement or technology used by customer care or employee care agents in connection with outsourcing services. In order to remain competitive, we need to continue to invest in the development of new and enhanced technology. Although we are committed to further investment in development, there can be no assurance that our technology will adequately meet our future needs or enable us to remain competitive. Our failure to keep our technology, including our network services, up-to-date may hinder our ability to remain competitive and may lead competitors to attract business from our existing and potential clients and cause our revenue to decrease.

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

During the past few years, we have been focused on transforming the Employee Care segment into a leading provider in the growing human resource outsourcing market. Although we have had success winning long-term global human resource outsourcing arrangements with several clients, the sales cycles for large global human resource outsourcing arrangements have ranged from twelve to twenty-four months. The sales cycle is long due to complexities associated with outsourcing human resource functions, including decisions regarding what functions to outsource, locations and timing of outsourcing. This longer sales cycle can result in delays in the execution of the contracts, increase selling costs and have a negative impact on our revenues and operating results.

If we are unable to identify and complete appropriate acquisitions, we may not be able to achieve historical growth rates.

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

In addition, there has been political discussion and debate related to worldwide competitive sourcing, particularly from the United States to offshore locations. Federal and state legislation has been proposed that relates to this issue. Future legislation in this area, if enacted, could have an adverse effect on our results of operations and financial condition.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

If the U.S. dollar does not strengthen, our earnings will continue to be negatively impacted.

Customer Care serves an increasing number of its U.S.-based customer care clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by Customer Care to render services under these contracts is denominated in Canadian dollars, Indian rupees or Philippine pesos, which represents a foreign exchange exposure to the Company. We enter into forward exchange contracts and options to limit potential foreign currency exposure. As the U.S. dollar weakened during 2005 and the first nine months of 2006, the operating expenses of these contact centers, once translated into U.S. dollars, increased in comparison to prior years. The increase in operating expenses was partially offset by gains realized through the settlement of Canadian dollar forward exchange contracts. However, if the U.S. dollar does not strengthen, our earnings will continue to be negatively impacted.

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

We employ approximately 74,000 employees worldwide. Despite headcount reductions during 2005, we continue to recruit and hire qualified persons in the research and development, sales, marketing and administrative and services areas of our business. At times, we have experienced difficulties in hiring personnel with the desired levels of training or experience. Additionally, particularly in regard to the labor-intensive business of Customer Care and Employee Care, quality service depends on our ability to control personnel turnover. Any increase in the employee turnover rate could increase recruiting and training costs and decrease operating effectiveness and productivity. We may not be able to continue to hire, train and retain a sufficient number of qualified personnel to adequately staff new client projects. This is particularly critical in connection with the recent contracts signed by Employee Care. Because a significant portion of our operating costs relates to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a materially adverse effect on our business, results of operations or financial condition.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Continued war and terrorist attacks or other civil disturbances could lead to economic weakness and could disrupt our operations resulting in a decrease of our revenues and earnings.

In March 2003, the United States went to war against Iraq and, in recent years, the United States, the United Kingdom, India and Spain were targets of terrorist attacks. These attacks have caused uncertainty in the global financial markets and in the United States economy. The war in Iraq and any additional terrorist attacks may lead to continued armed hostilities or further acts of terrorism and civil disturbances in the United States or elsewhere, which may contribute to economic instability in the United States and disrupt our operations. Such disruptions could cause service interruptions or reduce the quality level of the services that we provide, resulting in a reduction of our revenues. These activities may also cause our clients to delay or defer decisions regarding their use of our services and, thus, delay receipt of additional revenues. In addition, war and terrorist attacks in other regions, including the Middle East, could disrupt our operations and/or create economic uncertainty with our clients, which could cause a reduction in revenues and earnings.

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

Interest Rate Risk

At September 30, 2006, we had $111.1 in outstanding variable rate borrowings. The carrying amount of our borrowings reflects fair value due to their short-term and variable interest rate features.

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

We also use, from time to time, cash flow hedges for interest rate exposure. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding cash flow hedges covering interest rate exposure at September 30, 2006.

Based upon our exposure to variable rate borrowings, a one percentage point change in the weighted average interest rate would change our annual interest expense by approximately $1.

Foreign Currency Exchange Rate Risk

Our Customer Care segment serves a number of our U.S.-based clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Canadian dollars (CAD), Indian rupees (INR) or Philippine pesos (PHP), which represents a foreign exchange exposure. In order to hedge the exposure related to the anticipated cash flow requirements denominated in these foreign currencies, we have entered into forward contracts with several financial institutions to acquire a total of CAD 184.0, INR 11,741.1 and PHP 5,733.2 at a fixed price of $161.1, $256.8 and $102.0, respectively, through September 2009. Additionally, the Company had options to purchase approximately CAD 97.0 for a fixed price of $86.2 through May 2007. The fair value of all these derivative instruments as of September 30, 2006 was $12.3.

The potential loss in fair value at September 30, 2006 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $54. This loss would be mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency and foreign denominated revenue and profit translated into U.S. dollars. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables and payables that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of September 30, 2006, the fair value of these derivatives was minimal.

Form 10-Q Part I

Foreign currency denominated revenue has been less than 10% during the last three years.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with general counsel, the chief accounting officer and other key employees, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act)) as of the end of the quarter ended September 30, 2006. Based on this review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act, as amended, is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Through June 2005, our Board of Directors authorized the repurchase of a total of up to 30 million of our common shares. Through September 30, 2006, we repurchased 22.6 million shares of Convergys stock for $335.2 pursuant to these authorizations. We may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on a number of considerations including market conditions and the Company’s liquidity. At September 30, 2006, the Company was authorized to repurchase up to 7.4 million additional common shares.

From October 1 to October 31, 2006, the Company repurchased 508,900 shares of Convergys stock for $10.8 pursuant to these authorizations.

The Company’s third quarter 2006 repurchases of common shares were as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
July 2006	13,500	$18.76	13,500	8,668,500
August 2006	1,179,400	19.21	1,179,400	7,489,100
September 2006	50,000	20.50	50,000	7,439,100

Total	1,242,900	$19.29	1,242,900

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the third quarter of 2006.

ITEM 5. OTHER INFORMATION

There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since our Schedule 14A that was filed on March 14, 2006.

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

Convergys Corporation

Date: November 3, 2006	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer
(On behalf of the Registrant and as Chief Financial Officer)