Form 10-K
period 2006-12-31
CONVERGYS CORP
filed 2007-02-28
CIK 1062047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Yes   X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   X       Accelerated filer            Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            No   X

The aggregate market value of the voting shares owned by non-affiliates of the registrant was $2,705,713,569, computed by reference to the closing sale price of the stock on the New York Stock Exchange on June 30, 2006, the last trading day of the registrant’s most recently completed second fiscal quarter.

At January 31, 2007, there were 136,655,129 common shares outstanding, excluding amounts held in treasury of 43,108,413.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

Convergys Corporation 2006 Annual Report  1

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

Important factors that may affect these projections or expectations include, but are not limited to: the loss of a significant client or significant business from a client; difficulties in completing a contract or implementing its provisions, or completing or integrating an acquisition; consolidation within the industries in which the Company’s clients operate; changes in competition in markets in which the Company operates; the consequence of potential terrorist activities and the responses of the United States and other nations to such activities; changes in the legal or regulatory environment in which the Company and its clients operate; changes in the overall economy; changes in the demand for the Company’s services; changes in technology that impact both the markets served and the types of services offered; changes in accounting principles generally accepted in the United States of America; and difficulties in conducting business internationally. The “Risk Factors” set forth in Part I, Item 1A of this report could also cause actual results to differ materially from the forward-looking statements.

Part I

Item I. Business

Overview

Convergys Corporation (the Company or Convergys), an Ohio corporation formed in 1998, is a global leader in providing customer care, billing and human resource services. For over twenty years, enterprises with a large number of customers and employees have turned to Convergys for support. By providing customer care, value-added billing and employee care solutions for our clients, we have developed a base of recurring revenues, generally under multiple year contracts.

Whether it is for their customer care, human resource or billing needs, our clients depend on our solutions and expertise, allowing them to focus more of their internal resources on their core competencies. We bring together world-class resources, software and expertise to help create valuable relationships between our clients, their customers and their employees. With our billing and customer care solutions, our clients can gain a deeper understanding of their customers, how to serve them better and more knowledgeably, how to process payments faster, and how to make each transaction more profitable. With our human resource experience and know how, we help our clients attract, motivate, serve and retain their employees.

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

2  Convergys Corporation 2006 Annual Report

inspect reports, proxy statements and other information about Convergys at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

Business Segments

The Company has three segments: (i) Customer Care, which provides outsourced customer care services and professional and consulting services to in-house customer care operations; (ii) Information Management, which provides billing and information solutions; and (iii) Employee Care, which provides human resource business process outsourcing (HR BPO) solutions. In connection with changes in our management structure during 2005, we expanded our segment reporting structure beginning December 31, 2005. Pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the industry segment and geographic information included in Item 8, Note 13 of Notes to Consolidated Financial Statements, are incorporated by reference in partial response to this Item 1.

Customer Care

Our Customer Care segment manages customer relationships on behalf of our clients through our multi-channel customer care contact centers and through consulting engagements. Phone and Web-based agent-assisted service channels provide customers with assistance across the entire customer lifecycle. We deliver these services using a variety of tools including computer telephony integration, interactive voice response, advanced speech recognition, knowledge-based management and the Internet through agent-assisted and self-service channels. These services include:

Customer Service  —  Our agents handle customer contacts that range from initial product information requests to customer retention initiatives. The various customer contacts can involve a variety of activities including gathering and analyzing customer information; describing product features, capabilities and options; activating customer accounts or renewing service; processing a product or service sale; and resolving complaints and billing inquiries.

Offshore Capabilities  —  With our comprehensive infrastructure, sophisticated training programs in each of our global contact centers and strong in-house IT expertise, we can provide clients significant cost savings, improved customer satisfaction and brand equity and guaranteed service level agreement benefits. Our solutions can include a mixture of operations that are onshore, near-shore or offshore to optimize customer interactions and costs.

Business Process Outsourcing  —  We assist clients with the transformation of their customer care processes through the integration of automation and the re-engineering of day-to-day operations. We also provide consulting services relating to improving day-to-day operations. We help clients optimize customer interaction while maintaining or exceeding current quality levels.

Customer Retention  —  We offer a fully-integrated, end-to-end solution that covers all aspects of customer retention efforts such as creating retention intelligence, developing retention campaigns, managing customer contracts across multiple channels and achieving cost-effective results. Our solutions can create a single view of the customer across the customer lifecycle, enabling us to identify retention drivers and initiate marketing and operational enhancement efforts.

Direct Response  —  Our direct response campaigns (television, direct mail, catalog and the Internet) can increase a client’s inbound customer sales and inquiries.

Technical Support Services  —  Our agents answer the technical support inquiries of individual consumers and business customers. The technical support provided by our agents ranges from simple product installation or operating assistance for a variety of software and hardware products to highly complex issues such as systems networking configuration or software consultation.

Convergys Corporation 2006 Annual Report  3

Item 1. Business (continued)

B2B Sales and Marketing Services  —  We partner with our clients to design an account management solution to address specific client needs. Some of the business sales functions that we can perform on behalf of our clients include creating account business plans, developing forecasting information, conducting interactive remote customer presentations, creating and submitting proposals, negotiating contracts and monitoring compliance with those contracts, and performing mid-year and annual business account reviews.

Consumer Sales and Marketing Services  —  We partner with our clients to understand their sales and marketing strategies and objectives in order to ensure that everything we do reflects a client’s company and culture. We provide a broad range of sales services, from lead generation and customer acquisition to cross-selling and up-selling.

Back-Office Services  —  We offer a complete outsourced solution to optimize a client’s back-office system by combining integrated document management and transaction processing capabilities with process expertise and workflow management.

Accounts Receivable Management  —  We manage active and primary accounts through first and third party collection efforts. We service clients by identifying and reminding early past-due customers during routine customer service interactions, and minimizing bad debts through active account delinquency management.

Over 90% of Customer Care’s revenues are derived from agent-related services. We typically recognize these revenues as services are performed based on staffing hours, minutes of usage, or the number of contacts handled by service agents using contractual rates. In a limited number of engagements where the client pays a fixed fee, we recognize revenues, based on the specific facts and circumstances of the engagement, using the proportional performance method or upon final completion of the engagement. We sometimes earn supplemental revenues depending on the satisfaction of certain service levels or achievement of certain performance measurement targets. We recognize such supplemental revenues only after we achieve the required measurement target. Customer Care’s remaining revenues are derived from collection services and professional and consulting services. Revenues for collection-related services are recognized in the month collection payments are received based on a percentage of cash collected or other agreed upon contractual parameters. Revenues for professional and consulting services are recognized as the services are performed.

Information Management

Information Management serves clients principally by providing and managing complex billing and information software that addresses all segments of the communications industry, including wireless, wireline, cable, cable telephony, broadband, direct broadcast satellite and the Internet. Information Management’s component-based framework supports the creation of billing and customer care solutions ranging from a single application to the combination of applications to a complete, end-to-end billing system. Information Management’s global billing product portfolio gives our clients a flexible migration path to expand their billing systems without loss of their initial investment. Information Management’s family of products includes:

Infinys®

Infinys software is our modular and convergent business support system (BSS) software. It enables operators to implement a comprehensive business support system, or to choose single applications, such as Infinys Rating and Billing, configured to the operator’s specific business and operational requirements. Infinys uses a modular, pre-integrated approach to reduce both capital and operating expenditures, while speeding the launch of convergent services and services bundles. Infinys’ flexibility is a function of its three-layer design incorporating platform, applications and extensions.

4  Convergys Corporation 2006 Annual Report

Infinys Platform:

Includes the common standards and platforms on which all applications and extensions are built, ensuring a common look and feel to all applications, while reducing operational complexity and costs.

Infinys Extensions:

These pre-packaged software and data configurations support vertical market-specific needs, such as region-specific taxation support, payment processing interfaces and bill printing interfaces.

Infinys Applications:

These convergent software components address a client’s unique business needs. The key applications include:

Infinys Rating and Billing (RB)

A highly scalable, convergent rating and billing software application supporting voice, data and video services across wireless, wireline and cable/broadband verticals. With RB, agents can configure, test and launch convergent bundles, IP-based services and pre/post-pay services to both retail and business customers.

Infinys Customer Service Management (CSM)

A next-generation, customer care application that improves agent productivity by providing faster access to customer, service, order and billing information. Infinys CSM can improve agent productivity, reduce training costs and ultimately reduce customer care costs.

Infinys Order Management (OM)

A comprehensive order management software application with communication-specific logic and workflows, Infinys OM supports faster rollout of convergent bundles and complex services and reduces order fallout.

Infinys Inventory Management (IM)

A highly-configurable software application that supports the inventory needs of services across wireline, wireless and cable/broadband networks. Infinys IM enables agents to store and manage information on logical and physical inventory items, and, through pre-integration with Infinys CSM and OM, provides automated reservation and assignment of inventory items.

Infinys Activation Management (AM)

Provides automated flow-through activation (e.g., setting up new customer accounts) for convergent voice, data, video and content services. Infinys AM enables agents to provide convergent bundles, pre-pay and post-pay services and video services from a single platform.

Infinys Mediation Management (MM)

Supports real-time collection and processing of network events across wireline, wireless and cable/broadband. The advanced error detection and correction features in Infinys MM help minimize revenue leakage (e.g., failure to invoice client for all billable services) and increase agent revenues.

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

Information Management provides our software products in one of three delivery modes: outsourced (service bureau), licensed or build-operate-transfer (BOT). In the outsourced delivery mode, we provide the billing services by running our software in one of our data centers. In the

Convergys Corporation 2006 Annual Report  5

Item 1. Business (continued)

licensed delivery mode, the software is licensed to clients who perform billing internally. Finally, under the BOT delivery mode, Information Management implements and initially runs our software in the client’s data center where the client has the option to transfer the operation of the software to itself at a future date.

Our data processing agreements are recognized based on the number of invoices, subscribers or events that are processed by Information Management using contractual rates. We sometimes earn supplemental revenues depending on the satisfaction of certain service levels or achievement of certain performance measurement targets. We recognize such supplemental revenues only after we achieve the required measurement target. Professional and consulting revenues consist of fees charged for installation, implementation, customization, enhancement and managed services. We invoice our clients for these services based on time and material costs at contractually agreed upon rates, or in some instances, for a fixed fee. Information Management’s remaining revenues consist of license and related support and maintenance fees earned under perpetual and term license arrangements. We invoice our clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. We typically recognize professional, consulting, and license revenues using percentage-of-completion method. Fees for support and maintenance normally are charged in advance either on an annual, quarterly or monthly basis and are recognized ratably over the term of the agreement.

Employee Care

Our Employee Care segment provides a full range of HR BPO services to large companies and governmental entities including (i) recruiting and resourcing, (ii) compensation, (iii) human resource administration, (iv) payroll administration, (v) benefits administration, (vi) organizational development, (vii) learning, and (viii) business intelligence. We take advantage of our economies of scale in order to standardize human resource processes across departments, business lines, language differences and national borders. With a global network of data and operations centers worldwide, we provide our clients’ employees with a single point of contact in 70 countries speaking nearly 35 different languages through multi-channel communication vehicles. These multi-channel lines include advanced speech recognition technology, Web chats, telecommunications and fax.

Our Employee Care offerings focus on managing employee service centers and critical workforce transactions that drive increased employee satisfaction while reducing administrative costs. With more than 20 years of experience providing HR outsourcing solutions, we have expanded our capabilities to include a large suite of HR BPO services including:

Recruiting and Resourcing — We take responsibility for tactical recruitment functions, such as candidate sourcing, screening, tracking and interview scheduling. Human resource teams enable hiring managers to focus on finding the best matches for their job openings and improving the quality of every hire.

Compensation — We offer a global compensation solution that reduces costs by streamlining and standardizing compensation planning and administration, thereby freeing HR departments to focus on their organization’s strategy and better aligning compensation with the needs of their businesses.

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

6  Convergys Corporation 2006 Annual Report

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

Organizational Development — We offer comprehensive and cost-effective performance management services focused on increasing employee engagement for improved performance. We ensure that a client’s solution links competencies management, position control, succession planning, leadership identification and development, mentoring and performance planning and review.

Learning — We provide our clients with training solutions, which can include Web-based training or instructor-led classroom training, as well as distance learning and live simulations. We customize all training to address a company’s unique culture and specific objectives.

Business Intelligence — We offer comprehensive business intelligence solutions that turn HR information into business insight for every service we provide. We analyze and compare a client’s internal transaction data with third-party benchmarks, which allows for better decision-making and better understanding of its workforce.

We are becoming a leading provider in HR BPO, which is the fastest growing HR services segment and a multibillion-dollar industry estimated to exceed $16 billion by 2009, according to IDC, by providing:

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

Technology Flexibility and Integration — Our flexible technology enables us to integrate a large range of client technologies with our platforms. Our proprietary global integration technology facilitates the consolidated administration of HR programs, processes and data across locations, countries and even third-party vendors.

Recognized Leadership and Excellence — Our wins with several large, global companies and our long-standing relationships with our existing clients are a testament to our world-class capabilities.

We typically recognize revenues produced by Employee Care once services are performed based on the number of employees or participants served by Employee Care. We sometimes earn supplemental revenues depending on the satisfaction of certain service levels or achievement of certain performance measurement targets. We recognize such supplemental revenues only after we achieve the required measurement target. Prior to commencing our Employee Care services for a client, we normally perform certain set-up activities including the installation and customization of software, migration of participant data and writing of scripts. These set-up activities or implementations can take anywhere from three months to in excess of two years. We capitalize all direct and incremental set-up or implementation costs. To the extent a client pays directly for the set-up activities, we defer the proceeds. Once we begin to render services, we recognize the capitalized costs and fees ratably over the term of the arrangement.

Convergys Corporation 2006 Annual Report  7

Item 1. Business (continued)

Strategy

Our strategy is to focus on attractive markets where our unique combination of people, process and technology will allow us to create differentiated value and deliver superior returns. We will leverage our process and technical knowledge (Outthinking) and outsourcing and operational expertise (Outdoing) to deliver superior operating performance and create a highly differentiated market position.

Value Proposition (Outthinking. Outdoing.). We create more value for shareholders by delivering more value to clients. We will deliver more value to clients by leveraging our unique combination of people, process and technology. Our competencies include our proven strength in recruiting, training, equipping, deploying and effectively managing very large groups of people with diverse skills on a global basis (people), expertise in operations and cost-effective service delivery (process), and design, development and delivery of innovative, scalable transactions and interaction applications (technology). We will provide thought leadership to our clients by identifying trends before they occur to enable clients to rapidly adapt to such trends with flexible solutions (Outthinking). For example, through our professional services practice, we now systematically assess existing and prospective client contact center capabilities to benchmark performance which provides entrée for our other products and services. Additionally, we will provide operationally superior solutions by cost-effectively deploying the best technology and processes to deliver performance improvements for our clients (Outdoing). For example, in anticipation of a move into the wireless market by cable providers, we enhanced our software to provide cable providers with the ability to bill for video, voice, data and wireless.

Operating Strategy. Our operating strategy is to deliver superior operating performance, which we believe is one of our key sustainable competitive differentiators. Our focus on operating metrics throughout the organization provides greater insight and accountability and drives execution excellence. We will continue to invest in technology and people to drive further operating improvements. A cornerstone of our operating strategy is talent management, which delineates personal accountability through a pay-for-performance process. Executive compensation is now tied to successful achievement of personal operating metric targets and stock price performance relative to market performance. We will realize greater synergies from our more effective operating structure, which consists of client-facing units, global delivery groups and shared services. A key element of the strategy entails standardization of best practices on a global basis.

Growth Strategy. Our growth strategy is to leverage our unique competencies (people, process and technology) to create a highly differentiated market position. Outthinking. Outdoing. We will continue to pursue attractive opportunities in existing markets by offering differentiated products and services that leverage our technology, operational scale, project management and process expertise. Moreover, we will build new products and services utilizing our operating expertise to expand our addressable market. We will deploy consultative selling capability to further strengthen our leadership in the customer care market by cross-selling other services, and building professional services capability that leverages our combined expertise in billing software and services development and customer care operating best practices.

Clients

Both our Customer Care and Information Management segments derive significant revenues from AT&T Inc. (AT&T). Revenues from AT&T were 15.3%, 19.6% and 24.7% of our consolidated revenues for 2006, 2005 and 2004, respectively.

Customer Care

Our Customer Care segment principally focuses on developing long-term strategic outsourcing relationships

8  Convergys Corporation 2006 Annual Report

with large companies in customer-intensive industries and governmental agencies. We focus on these types of clients because of the complexity of services required, the anticipated growth of their market segments and their increasing need for more cost-effective customer care services. In terms of Convergys’ revenues, our largest Customer Care clients during 2006 were Cingular, Comcast Corporation (Comcast), The DirecTV Group, Inc. (DirecTV), General Motors Corporation and Sprint Nextel Corp. (Sprint Nextel). Since February 2004, we have provided customer care services to Sprint Nextel as a subcontractor to IBM.

Information Management

Our billing software platforms process billing information for a large portion of U.S. wireless subscribers. We also provide cable and direct broadcast satellite billing services globally. Our cable billing systems also support bundled telephone and entertainment services provided by cable television system operators globally. In terms of Convergys’ revenues, our largest billing clients during 2006 were AT&T, ALLTEL Corporation, Inc. (ALLTEL), Cingular, Sprint Nextel and Time Warner Inc.

Employee Care

Our Employee Care segment primarily focuses on implementing human resource and learning services and solutions with large companies and governmental agencies. In terms of Convergys’ revenues, our largest Employee Care clients during 2006 were E.I. du Pont de Nemours & Co. (DuPont), Fifth Third Bancorp, General Electric Co., the State of Florida and the State of Texas.

Operations

We operate approximately 75 contact centers averaging approximately 70,000 square feet per center, with approximately 40,000 production workstations with 24 hours per day, 7 days per week availability. New contact centers are established to accommodate anticipated growth in business or in response to a specific customer need. We are currently adding contact centers to accommodate client needs.

Our contact centers employ advanced technology that integrates digital switching, intelligent call routing and tracking, proprietary workforce management systems, case management tools, proprietary software systems, computer telephony integration, interactive voice response, advanced speech recognition, Web-based tools and relational database management systems. This technology enables us to improve our call, Web and e-mail handling and personnel scheduling, thereby increasing our efficiency and enhancing the quality of the services we deliver to our clients and their customers and employees. With this technology, we are able to respond to changes in client call volumes and move call volume traffic based on agent availability. Additionally, we use this technology to collect information concerning the contacts, including number, response time, duration and results of the contact. This information is reported to the client on a periodic basis for purposes of monitoring quality of service and accuracy of the related billing.

We operate two data centers, one in Orlando, Florida, and the other in Cincinnati, Ohio, comprising, in total, approximately 170,000 square feet of space. Our technologically advanced data centers provide 24 hours per day, 7 days per week availability (with redundant power and communication feeds and emergency power back-up) and are designed to withstand most natural disasters.

The capacity of our data center and contact center operations, coupled with the scalability of our billing, customer care and employee care systems, enables us to meet initial and ongoing needs of large-scale and rapidly growing companies and government entities. By employing the scale and efficiencies of common application platforms, we are able to provide client-specific enhancements and modifications without incurring many of the costs of a full custom application. This allows us to be in a position to be a value-added provider of billing, customer and employee support products and services.

Technology, Research and Development

We intend to continue to emphasize the design, development and deployment of scalable billing, customer care

Convergys Corporation 2006 Annual Report  9

Item 1. Business (continued)

and employee care systems to increase our market share, both domestically and internationally. During 2006, 2005 and 2004, we spent $84.9 million, $76.9 million and $77.5 million, respectively, for research and development to advance the functionality, flexibility and scalability of our products and services. The majority of this spending is incurred in Information Management and reflects our commitment to further develop our Infinys solution. The success of both our Customer Care and Employee Care segments depends in part on our advanced technology, used in the delivery of services to clients. As a result, we continue to invest in the enhancement and development of our contact center and human resource technology.

Our intellectual property consists primarily of proprietary business methods and software systems protected under copyright law, by U.S. and foreign patents and applications, and by registered or pending trademarks and service marks.

We own 38 patents, 30 of which relate to Customer Care and Employee Care and eight of which relate to Information Management. Patents protect our technology and business methods that we use both to manage our internal systems and processes effectively and give us competitive advantages in developing innovative technologies to provide customer care, employee care and billing services to our clients. The first of these patents was issued in May 1998, while the most recent patent was granted in July 2006. These patents have a life of 17 years. Additional applications for U.S. and foreign patents currently are pending.

Our name and logo and the names of our primary software products are protected by trademarks and service marks that are registered or pending in the U.S. Patent and Trademark Office and under the laws of more than 50 foreign countries.

Employees

We employ approximately 75,000 people, approximately 67,500 of whom work for Customer Care, approximately 4,000 of whom work for Information Management, approximately 2,500 of whom work for Employee Care, with the remainder working in various corporate functions.

Competition

The industries in which we operate are extremely competitive. Our competitors include: (i) existing clients and potential clients with substantial resources and the ability to provide billing and customer care and employee care capabilities internally; (ii) other customer care companies, such as Accenture Ltd. (Accenture), APAC Customer Services Inc., International Business Machines Corp. (IBM), ICT Group Inc., SITEL Corp., Sykes Enterprises Inc., TeleTech Holdings Inc., West TeleServices Corp. and Wipro Spectramind Services; (iii) other employee care companies, such as Accenture, Automatic Data Processing Inc., Affiliated Computer Services Inc., Electronic Data Systems Corp., Fidelity, Hewitt Associates Inc. and IBM; and (iii) other billing software and/or services companies such as Amdocs Ltd., Comverse Technology Inc. and CSG Systems International Inc. In addition, niche providers or new entrants could capture a segment of the market by developing new systems or services that could impact our market potential.

Interests in Cellular Partnerships

We own limited partnership interests in Cincinnati SMSA Limited Partnership, a provider of wireless communications in central and southwestern Ohio and northern Kentucky, and Cincinnati SMSA Tower Holdings LLC, an operator of cellular tower space (the Cellular Partnerships). We account for our interests in the Cellular Partnerships under the equity method of accounting. In June 2005, the general partner of Cincinnati SMSA Limited Partnership merged certain operating assets acquired from AT&T Wireless into the partnership. Although we had the option of contributing cash into the partnership in order to maintain our 45% ownership interest in the partnership, we did not exercise this option. As a result of this merger, our ownership interest in this partnership decreased to 33.8%. The merger did not impact the carrying value of our investment in the partnership. Our 45% ownership interest in the Cincinnati SMSA Tower Holdings LLC did not change.

10  Convergys Corporation 2006 Annual Report

Items 1. (continued), 1A., 1B. and 2.

Cincinnati SMSA Limited Partnership conducts its operations as a part of Cingular. Cingular is the general partner and a limited partner of Cincinnati SMSA Limited Partnership with a partnership interest of approximately 66%. AT&T Inc. is the general partner and a limited partner of Cincinnati SMSA Tower Holdings LLC, with a partnership interest of approximately 53%.

The general partners are authorized to conduct and manage the business of the Cellular Partnerships. We, as a limited partner, do not take part in the day-to-day management of the Cellular Partnerships. Limited partners are entitled to their percentage share of earnings and cash distributions and are responsible for their share of losses.

Item 1A. Risk Factors

The information required by Item 1A is included in Item 7 beginning on page 39 of this Form 10-K.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own our corporate headquarters facility in Cincinnati, Ohio, which is used by the three segments, and an office complex in Jacksonville, Florida, which is used predominantly by Customer Care and Employee Care. As discussed more fully in Note 11 of Notes to Consolidated Financial Statements, in July 2006, we sold a data center facility in Jacksonville, Florida and entered into an agreement with the buyer to lease part of the building back for 10 years.

We lease space for offices, data centers and contact centers on commercially reasonable terms. Domestic facilities are located in Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Kansas, Louisiana, Minnesota, Missouri, Nebraska, New Mexico, New Jersey, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, Virginia and Wisconsin. International facilities are located in Australia, Brazil, Canada, China, Egypt, England, France, Germany, Hong Kong, Hungary, India, Indonesia, Israel, Japan, Malaysia, the Philippines, Scotland, Singapore, Spain, Sri Lanka, Switzerland, Thailand and the United Arab Emirates. Customer Care uses the majority of these facilities. Upon the expiration or termination of any such leases, we could obtain comparable office space. As discussed more fully in Note 11 of Notes to Consolidated Financial Statements, we lease an office complex in Orlando, Florida under an agreement that expires June 2010. Upon termination or expiration, we must either purchase the property from the lessor for $65.0 million or arrange to have the office complex sold to a third party. Both Customer Care and Information Management use this property.

Convergys Corporation 2006 Annual Report  11

Items 2. (continued), 3. and 4.

We also lease some of the computer hardware, computer software and office equipment necessary to conduct our business. In addition, we own computer, communications equipment, software and leasehold improvements. We depreciate these assets using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of their estimated useful life or the term of the associated lease.

We believe that our facilities and equipment are adequate and have sufficient productive capacity to meet our current needs.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of the Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

12  Convergys Corporation 2006 Annual Report

Executive Officers of the Registrant

The following information responds to the provisions of Part III, Item 10.

As of February 28, 2007 our Executive Officers were:

Name	Age	Title

James F. Orr [a]	61	Chairman of the Board and Chief Executive Officer

David F. Dougherty [b]	50	President and Chief Operating Officer

Clark D. Handy	51	Senior Vice President, Human Resources

William H. Hawkins II	58	Senior Vice President, General Counsel and Secretary

Earl C. Shanks	50	Chief Financial Officer

Timothy M. Wesolowski	48	Senior Vice President and Controller

[a] Member of the Board of Directors and Executive Committee of the Board. [b] Member of the Board of Directors.

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

CLARK D. HANDY, Senior Vice President, Human Resources since December 11, 2006; Executive Vice President, Human Resources of Teleflex, Incorporated, 2003-2006; Vice President, Human Resources in the Global Research and Development Division of Wyeth Pharmaceuticals, 2000-2003.

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

TIMOTHY M. WESOLOWSKI, Senior Vice President and Controller since September 15, 2005; Vice President and Treasurer, 2004-2005; Director of Finance/Group Controller, Fiberglass-Composite Pipe Group of Ameron International, 2002-2004; General Manager OEM, Refinish, and WD of Valspar Automotive Group, The Valspar Corporation, 1998-2002.

Convergys Corporation 2006 Annual Report  13

Part II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

Convergys Corporation (symbol: CVG) common shares are listed on the New York Stock Exchange. As of January 31, 2007, there were 12,060 holders of record of the 136,655,129 common shares of Convergys, excluding amounts held in Treasury (179,763,542 outstanding common shares of Convergys, of which 43,108,413 were held in Treasury).

The high, low and closing prices of our common shares for each quarter in 2006 and 2005 are listed below:

Quarter	1st	2nd	3rd	4th

2006

High	$18.67	$19.87	$21.26	$24.93

Low	$15.43	$17.73	$18.09	$19.91

Close	$18.21	$19.50	$20.65	$23.78

2005

High	$15.76	$15.09	$15.30	$17.90

Low	$13.68	$12.57	$13.68	$13.58

Close	$14.93	$14.22	$14.37	$15.85

We did not declare any dividends during 2006 or 2005 and do not anticipate doing so in the near future.

Our Board of Directors has authorized the repurchase of a total of up to 30 million of our common shares. Through December 31, 2006, we repurchased 25.3 million shares of Convergys stock for $398.3 million pursuant to these authorizations. At December 31, 2006, the Company was authorized to repurchase up to 4.7 million additional common shares.

There were no shares repurchased during January 2007.

Our fourth quarter 2006 repurchases of common shares were as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs at 12/31/06

October	508,900	$21.24	508,900	6,930,200

November	1,651,856	$22.67	1,651,856	5,278,344

December	619,300	$24.07	619,300	4,659,044

14  Convergys Corporation 2006 Annual Report

Performance Graph

The following Performance Graph compares, for the period from December 31, 2001 through December 31, 2006, the percentage change of the cumulative total shareholder return on the Company’s common shares with the cumulative total return of the S&P 500 Stock Index and the Custom Composite Index (old and new). The Custom Composite Index consists of our peer groups. In 2006, we changed our peer group companies by both including and excluding certain companies to reflect the change in our competitive landscape.

	Dec-01	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06

Convergys Corp.	$100	$40	$47	$40	$42	$63

S&P 500®	$100	$78	$100	$111	$117	$135

Old Custom Composite Index	$100	$38	$65	$71	$83	$103

New Custom Composite Index	$100	$56	$77	$90	$94	$100

The New Custom Composite Index consists of Affiliated Computer Services, Inc., Amdocs LTD, APAC Customer Services Inc., Comverse Technology Inc., CSG Systems International Inc., Hewitt Associates Inc. (beginning 3Q02), ICT Group, Inc., Sykes Enterprises, Inc., and Teletech Holdings Inc.

The Old Custom Composite Index consists of ADC Telecommunications Inc., Amdocs LTD, APAC Customer Services Inc., CSG Systems Int’l Inc., Exult Inc. (through 3Q04), Portal Software Inc., Sitel Corp., Sykes Enterprises, Inc., Teletech Holdings Inc. and West Corp.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Convergys Corporation 2006 Annual Report  15

Item 6. Selected Financial and Operating Data

(Amounts in Millions Except Per Share Amounts)	2006	2005	2004	2003	2002

Results of Operations

Revenues	$2,789.8	$2,582.1	$2,487.7	$2,288.8	$2,286.2

Costs and expenses [1]	2,536.9	2,358.5	2,302.2	1,996.4	2,032.9

Operating income	252.9	223.6	185.5	292.4	253.3

Equity in earnings (loss) of Cellular Partnerships [2]	11.8	12.4	2.0	(12.6)	6.4

Other income (expense), net	2.7	(1.4)	(3.8)	(1.3)	(4.3)

Interest expense	(22.8)	(21.2)	(10.3)	(6.9)	(11.0)

Income before income taxes	244.6	213.4	173.4	271.6	244.4

Income taxes [3]	78.4	90.8	61.9	100.0	98.5

Net income	$166.2	$122.6	$111.5	$171.6	$145.9

Earnings per share:

Basic	$1.20	$0.88	$0.79	$1.18	$0.90

Diluted	$1.17	$0.86	$0.77	$1.15	$0.88

Weighted average common shares outstanding:

Basic	138.4	140.0	141.4	145.7	162.9

Diluted	141.7	142.9	145.4	148.8	166.1

Financial Position

Total assets	$2,540.3	$2,411.4	$2,198.8	$1,810.2	$1,619.5

Total debt	343.5	432.2	351.7	134.8	55.3

Shareholders’ equity	1,455.1	1,355.1	1,285.3	1,151.7	1,134.5

Other Data

Cash provided (used) by:

Operating activities	$353.4	$232.7	$195.4	$373.5	$443.3

Investing activities	(127.5)	(138.3)	(364.9)	(237.2)	(119.2)

Financing activities	(186.0)	43.2	190.7	(111.3)	(353.0)

Free cash flows [4]	256.9	206.8	114.2	174.7	222.5

[1]	This includes restructuring and impairment charges of $12.5, $21.2, $30.4 and $107.7 recorded during 2006, 2005, 2004 and 2002, respectively.
[2]	Equity in earnings (loss) of Cellular Partnerships includes a $9.9 ($6.4 after tax) loss from the settlement of a lawsuit during 2003.
[3]	In 2005, we incurred $11.4 in incremental tax expenses related to the repatriation of approximately $187 in funds from foreign subsidiaries.
[4]	Free cash flows are not defined under accounting principles generally accepted in the United States and are calculated as cash flows from operations excluding the impact of the accounts receivable securitization less capital expenditures (net of proceeds from disposals). The Company uses free cash flow to assess the financial performance of the Company. Management believes that free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow facilitates management’s ability to strengthen the Company’s balance sheet, to repurchase the Company’s stock and to repay the Company’s debt obligations. Limitations associated with the use of free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by using both the non-GAAP measure, free cash flow, and the GAAP measure, cash from operating activities, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above. For more detail and a reconciliation of cash flows from operations to free cash flows, see the Financial Condition, Liquidity and Capital Resources section of this report.

16  Convergys Corporation 2006 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Amounts in Millions Except Per Share Amounts)

Overview

Customer Care

Our Customer Care segment, which accounted for approximately 64% of our consolidated revenues in 2006, provides outsourced customer care services and professional and consulting services to in-house customer care operations utilizing our advanced information systems capabilities and industry expertise. In our multi-channel contact centers, our service agents provide a full range of customer care services including initial product information requests, customer retention initiatives, technical support inquiries for consumer and business customers and collections.

Customer Care principally focuses on developing long-term strategic outsourcing relationships with large companies and governmental agencies with the need for more cost-effective customer care services. We have deployed a full suite of product and service offerings, which includes customer and technical support, account management, and professional services to strengthen our position in the customer care outsourcing market and the in-house contact center market. Our operational strategy to deliver high quality products and services through process excellence, and the geographical diversity of our operations, create a distinct competitive advantage for us in the opportunity-rich customer care market place.

As more fully described below under the heading, “Customer Care,” Customer Care’s revenues increased 10% from the prior year to $1,803.1. The revenue growth in 2006 came from all of the Customer Care’s verticals: Communications, Technology, Financial Services and Other. Customer Care’s 2006 operating income and operating margin were $202.4 and 11.2%, respectively, compared with $154.3 and 9.4% in 2005. This improvement reflects increases from revenue growth, ongoing cost actions and operational efficiencies. Operating income included restructuring charges of $6.5 in 2006 and $13.8 in 2005.

Information Management

Our Information Management segment serves clients principally by providing and managing complex billing and information software that addresses all segments of the communications industry. We provide our software products in one of three delivery modes: outsourced, licensed or build-operate-transfer (BOT).

In 2006, Information Management accounted for 28% of our consolidated revenues. Data processing revenues accounted for 39% and professional and consulting services accounted for 37% of Information Management’s revenues in 2006. The remaining Information Management revenues consisted of license and related support and maintenance fees earned under perpetual and term license arrangements. As more fully described below under the heading “Information Management,” Information Management’s revenues of $775.3 were relatively flat compared to the prior year. 2006 operating income and operating margin were $124.5 and 16.1%, respectively, compared with $145.1 and 18.6%, respectively, in 2005.

Information Management continues to face competition as well as consolidation within the communications industry. In October 2004, Cingular completed its acquisition of AT&T Wireless. Prior to the acquisition, AT&T Wireless was Information Management’s largest client. We have been assisting Cingular with its strategy to migrate subscribers off of the AT&T Wireless billing systems (that we support) onto Cingular’s two systems (one of which we support through a managed services agreement) by the end of the first quarter of 2007. In September 2005, Sprint PCS, a large data processing outsourcing client, completed its acquisition of Nextel Communications. Sprint Nextel has informed us that it intends to consolidate its billing systems onto a competitor’s system, and they have announced plans to migrate subscribers from our billing system during 2006 and 2007. The migration began in 2006. In December 2006, AT&T Inc. and Bell South Corporation merged. While the impact of this merger on the Company is unknown, we have a long-standing relationship with both AT&T and Bell South. Prior to the

Convergys Corporation 2006 Annual Report  17

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

merger, Cingular (a joint venture between AT&T Inc. and Bell South Corporation) was our largest client in terms of revenue.

Information Management continues to make steady progress around the world, while dealing with the near-term challenges due to Sprint and Cingular. During the past year, we entered into new Infinys license arrangements with several North American and international clients. We believe that this is evidence of the market’s acceptance of Infinys, and we see an opportunity to build on these successes.

Employee Care

Our Employee Care segment provides a full range of HR BPO services including benefits administration, human resource administration, learning, payroll administration and recruiting and staffing services to large companies and governmental entities. We take advantage of our economies of scale in order to standardize human resource processes across departments, business lines, language differences and national borders. With a global network of data and operations centers, we provide our clients’ employees with a single point of contact in 70 countries speaking nearly 35 different languages through multi-channel communication vehicles. These multi-channel lines include advanced speech recognition technology, Web chats, telecommunications and fax.

Employee Care accounted for 8% of our consolidated revenues in 2006, up from 6% in 2005. As more fully described below under the heading “Employee Care,” Employee Care’s revenues increased 30% to $211.4 from the prior year, while its operating loss improved to $38.4 versus $50.4 in the prior year. During the past few years, we have been focused on transforming the segment into a leading player in the growing human resource outsourcing market. In connection with our efforts to grow the business and build a global infrastructure of human resource expertise and know-how, we have incurred significant start-up costs. Furthermore, despite our success in winning long-term outsourcing arrangements with several clients, the sales cycles for these arrangements have ranged from twelve to twenty-four months. For these reasons, coupled with the fact that we are in the early stages with many of our outsourcing arrangements, where margins tend to be lower, we have generated significant operating losses over the past few years.

We believe that Employee Care is becoming a leading provider of global human resource services. Based on the contracts signed to date and opportunities in our sales pipeline, we continue to anticipate Employee Care reaching profitability in 2008.

Results of Operations

Consolidated Results

	2006	2005	% Change 06 vs. 05	2004	% Change 05 vs. 04

Revenues	$2,789.8	$2,582.1	8	$2,487.7	4

Costs and Expenses:

Costs of products and services [1]	1,754.8	1,583.0	11	1,542.0	3

Selling, general and administrative expenses	542.0	530.1	2	511.1	4

Research and development costs	84.9	76.9	10	77.5	(1)

Depreciation	130.1	126.1	3	119.1	6

Amortization	12.6	21.2	(41)	22.1	(4)

Restructuring charges	12.5	21.2	(41)	30.4	(30)

Total costs and expenses	2,536.9	2,358.5	8	2,302.2	2

Operating Income	252.9	223.6	13	185.5	21

Equity in earnings (loss) of Cellular Partnerships	11.8	12.4	(5)	2.0	—

Other expense	2.7	(1.4)	—	(3.8)	(63)

Interest expense	(22.8)	(21.2)	8	(10.3)	—

Income Before Income Taxes	244.6	213.4	15	173.4	23

Income taxes	78.4	90.8	(14)	61.9	47

Net Income	$166.2	$122.6	36	$111.5	10

Diluted Earnings Per Common Share	$1.17	$0.86	36	$0.77	12

Operating Margin	9.1%	8.7%		7.5%

[1]	Exclusive of depreciation and amortization, with the exception of amortization of deferred charges as disclosed in Note 2 of Notes to Consolidated Financial Statements.

18  Convergys Corporation 2006 Annual Report

2006 vs. 2005

Consolidated revenues for 2006 were $2,789.8, up 8% from 2005. The increase reflects 10% growth in Customer Care revenues and 30% growth in Employee Care revenues. Revenues from Information Management were relatively flat compared to prior year. Operating income of $252.9 increased 13% compared to the prior year, while operating margin grew to 9.1% versus 8.7% in 2005. Revenue growth with existing and new clients and increased productivity, utilization and efficiency contributed to the improvement in results. Operating income included restructuring charges of $12.5 in 2006 and $21.2 in 2005.

As a percentage of revenues, costs of products and services were 62.9% compared to 61.3% in the prior year. The 160 basis point increase in costs of products and services as a percentage of revenues was due to an increase in Employee Care costs due to new client programs and implementations, and an increase in Information Management costs largely due to a change in the revenue mix from data processing to relatively lower margin professional and consulting services. These increases were partially offset by lower costs of products and services as a percentage of revenues incurred at Customer Care. Selling, general and administrative expense of $542.0 increased 2% compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were 19.4% compared to 20.5% in the prior year, reflecting savings from ongoing cost actions and operational efficiencies. The 10% increase in research and development costs reflects increased spending by Information Management on Infinys software. The 41% decrease in amortization expense primarily reflects acquired client contracts that became fully amortized during the first quarter of 2006.

As discussed more fully under the heading, “Restructuring Charges,” we incurred net restructuring charges of $12.5 in 2006 versus $21.2 in 2005. In addition, operating income for 2006 was negatively impacted by an increase of approximately $12 in long-term compensation expenses, recorded at corporate, related to restricted stock awards, stock options and long-term performance cash awards. The increase in the long-term compensation expense in 2006 primarily related to restricted stock units awarded in 2006 pursuant to the Company’s long-term incentive plan. Beginning January 1, 2006, we adopted SFAS 123(R), “Accounting for Stock-Based Compensation.” The primary effect of the adoption of SFAS 123(R) resulted in compensation expense being recorded for stock options. See Note 10 to the Notes to Consolidated Financial Statements for further discussion related to stock-based compensation plans. The impact of adoption of this accounting Standard in the current year was an additional expense of approximately $1.

In 2006, we recorded equity income in the Cellular Partnerships of $11.8 compared to $12.4 recorded in 2005. Interest expense of $22.8, compared to $21.2 in the prior year, reflects higher interest rates on lower levels of debt. Other income of $2.7 compared to other expense of $1.4 in the prior year, mainly as a result of higher interest income. Our effective tax rate was 32.0% for 2006 compared to 42.6% in the prior year. The lower effective tax rate in 2006 was largely due to improved international performance allowing the realization of previously unrecognized foreign deferred tax assets and an increase in income in countries with current tax holidays. See Note 6 of Notes to Consolidated Financial Statements for further discussion related to effective tax rates. The higher effective rate in 2005 largely related to additional tax expense resulting from repatriating approximately $187 in funds from foreign subsidiaries.

As a result of the foregoing, 2006 net income and earnings per diluted share increased to $166.2 and $1.17 compared with $122.6 and $0.86 in 2005.

2005 vs. 2004

Consolidated revenues increased 4% to $2,582.1 compared to $2,487.7 in 2004, reflecting growth from all three segments. Operating income increased 21% to $223.6, while operating margin grew to 8.7% versus 7.5% in 2004. This improvement was largely due to the favorable impact

Convergys Corporation 2006 Annual Report  19

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

of higher revenues, savings realized through restructuring initiatives and lower restructuring charges. These positive operating income factors were partially offset by approximately $25 in higher expenses incurred at Customer Care due to the continued weakening of the U.S. dollar versus the Canadian dollar. In addition, the Company’s operating income in 2005 was negatively impacted by approximately $8 increase in stock compensation expense, recorded at corporate, resulting from restricted stock units awarded pursuant to the Company’s long-term incentive plan.

As a percentage of revenues, costs of products and services were 61.3% compared to 62.0% in the prior year. This reflects improvement from both Information Management and Employee Care, offset by the impact of the higher level of expenses incurred at Customer Care as a result of the continued weakening of the U.S. dollar versus the Canadian dollar. The 4% increase in selling, general and administrative expenses reflects higher expenses associated with the expansion of Employee Care’s operations. Depreciation expense increased 6% due to investments made by Employee Care as well as tangible assets acquired in connection with 2004 business acquisitions. The 4% decrease in amortization expense reflects the impact of acquired software that became fully amortized during the second quarter of 2005, partially offset by the amortization of intangible assets acquired in connection with 2005 and 2004 business acquisitions. As discussed more fully under the heading, “Restructuring Charges,” we incurred net restructuring charges of $21.2 in 2005 versus $30.4 in 2004.

In 2005, we recorded equity income in the Cellular Partnerships of $12.4 compared with $2.0 in 2004, reflecting revenue growth from Cincinnati SMSA Limited Partnership. Interest expense more than doubled during 2005 from the prior year, reflecting higher levels of debt and higher interest rates. We incurred income tax expense of $90.8 (42.6% effective tax rate) in 2005 versus $61.9 (35.7% effective tax rate) in the prior year. The increase in the effective rate is largely related to $11.4 in additional tax expense, which resulted from the repatriation of approximately $187 in funds from foreign subsidiaries. See Note 6 of Notes to Consolidated Financial Statements for further explanation of the cash repatriation.

As a result of the foregoing, 2005 net income was $122.6, a 10% increase from $111.5 in 2004. Earnings per diluted share increased by 12% to $0.86 from $0.77 in 2004.

Customer Care

	2006	2005	% Change 06 vs. 05	2004	% Change 05 vs. 04

Revenues:

Communications	$953.2	$886.6	8	$965.8	(8)

Technology	157.1	139.3	13	147.4	(6)

Financial services	262.2	246.3	6	187.4	31

Other	430.6	369.3	17	293.6	26

Total revenues	1,803.1	1,641.5	10	1,594.2	3

Costs and Expenses:

Costs of products and services	1,180.4	1,077.2	10	1,030.7	5

Selling, general and administrative expenses	335.8	308.2	9	298.3	3

Research and development costs	8.6	8.6	—	6.0	43

Depreciation	65.4	68.7	(5)	68.7	—

Amortization	4.0	10.7	(63)	9.5	13

Restructuring charges	6.5	13.8	(53)	(3.5)	—

Total costs and expenses	1,600.7	1,487.2	8	1,409.7	5

Operating Income	$202.4	$154.3	31	$184.5	(16)

Operating Margin	11.2%	9.4%		11.6%

2006 vs. 2005

Revenues

Customer Care’s revenues for 2006 were $1,803.1, up 10% from 2005. This increase reflects strong revenue growth from several clients in each of Customer Care’s verticals – Communications, Technology, Financial Services and Other.

Revenues from the communication services vertical increased 8% from the prior year, reflecting growth with several large broadband and wireless clients, partially

20  Convergys Corporation 2006 Annual Report

offset by a reduction in spending from two wireless providers including Cingular. The lower spending by Cingular in 2006 compared to the prior year reflects lower call volume due to a number of factors including cancellation of certain AT&T Wireless programs. This impacted the revenues for the first half of the year. Cingular revenues for the second half of 2006 increased compared to the prior year. The 13% increase in revenues from technology clients reflects increased spending from hardware clients. Revenues from financial services vertical were up 6% from the prior year, reflecting growth from several credit card issuers. Other revenues, which are comprised of clients outside of Customer Care’s three largest verticals, increased 17%, reflecting revenues generated from a large global manufacturing client and increased spending by several healthcare and retail clients.

Costs and Expenses

Customer Care’s total costs and expenses were $1,600.7, an 8% increase from the prior year. Customer Care’s costs of products and services increased 10% to $1,180.4 from the prior year. As a percentage of revenues, costs of products and services were 65.5% for 2006, down 10 basis points from the prior year. This decrease reflects improved agent utilization as well as the impact of restructuring and other cost actions taken to streamline the business, partially offset by higher expenses of approximately $26 resulting from the impact of a weakened U.S. dollar, net of gains realized from the settlement of hedged instruments. Customer Care serves a number of its U.S.-based clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to operate these non-U.S. contact centers is denominated in Canadian dollars, Indian rupees or Philippine pesos, which represents a foreign exchange exposure. During 2006 and 2005, these currencies strengthened against the U.S. dollar. Accordingly, the expenses of operating these contact centers, once translated into U.S. dollars, have increased. As discussed in further detail in the section titled “Market Risk,” we hedge this exposure by entering into foreign currency forward contracts and options. The Company realized approximately $23 and $31 in gains from these hedges in 2006 and 2005, respectively.

Selling, general and administrative expenses of $335.8 increased 9% compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were 18.6%, down 20 basis points from 18.8% in the prior year. Savings realized from ongoing cost actions were partially offset by higher expenses of approximately $6 resulting from the impact of a weakened U.S. dollar. The 63% decrease in amortization expense reflects acquired client contracts, which became fully amortized in early 2006. As discussed more fully under the heading, “Restructuring Charges,” Customer Care incurred $6.5 in restructuring charges in 2006. This compares to a net restructuring charge of $13.8 recorded in 2005.

Operating Income

As a result of the foregoing, Customer Care’s operating income and operating margin were $202.4 and 11.2%, respectively, compared with $154.3 and 9.4%, respectively, in the prior year.

2005 vs. 2004

Revenues

Customer Care’s 2005 revenues were $1,641.5, a 3% increase from 2004. Approximately 75% of the increase is attributable to businesses acquired by Customer Care during 2004. The remaining increase reflects revenue growth from clients in the financial services and other verticals, partially offset by lower revenues from clients in the communication and technology sectors.

The 8% decrease in communications revenues reflects a 30% reduction in spending from Cingular as well as lower revenues from two wireline clients. The lower spending by Cingular reflects a reduction in the average amount of time required by Customer Care agents to handle customer interactions as well as lower call volume due a number of factors including cancellation of certain programs. This was partially offset by higher revenues from Customer Care’s two largest clients in the cable and satellite video

Convergys Corporation 2006 Annual Report  21

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

markets. The 31% increase in revenues from financial services clients was driven by increased volume with several clients, most notably two large credit card issuers. In addition, this reflects revenues from collection clients, who were obtained in connection with Customer Care’s acquisition of Encore in 2004. The 6% decrease in technology revenues reflects lower spending from several clients, including Customer Care’s largest software client, offset by increased spending by a hardware client. Other revenues increased 26%, reflecting revenues generated from a large global industrial client that became fully implemented during the second half of 2004, as well as increased spending by several other new and existing clients. The revenue fluctuations with the remaining clients mentioned were driven by a combination of factors. This includes growth and decline in the clients’ customer base, life cycle of specific client programs (e.g., one time programs) and lower pricing.

Costs and Expenses

Customer Care’s costs of products and services increased 5% from 2004 to $1,077.2, reflecting, in large part, the higher volume of revenues. As a percentage of revenues, costs of providing services increased to 65.6% compared to 64.7%. Cost of providing services as a percentage of revenues increased 130 basis points due to higher operating expenses that resulted from a weakened U.S. versus Canadian dollar, net of gains realized from the settlement of forward exchange contracts. This was partially offset by savings realized through Customer Care’s restructuring initiatives. Selling, general and administrative expenses increased 3% to $308.2 in 2005. As a percentage of revenues, selling, general and administrative expenses totaled 18.8%, compared with 18.7% in the prior year. This slight increase reflects incremental expenses incurred as a result of a weakened U.S. versus Canadian dollar, partially offset by savings realized through restructuring initiatives. Depreciation expense of $68.7 was flat, reflecting tangible assets acquired in connection with 2004 business acquisitions, offset by the impact of lower capital expenditures made in 2005 compared with prior years. As a result of intangible assets acquired in connection with 2004 business acquisitions, amortization expense increased 13% from the corresponding period in 2004. Research and development expenses for 2005 increased 43% to $8.6, reflecting our increased efforts to drive further efficiencies in our contact centers through the use of more advanced technology. As discussed more fully under the heading, “Restructuring Charges,” Customer Care incurred $13.8 in net restructuring charges in 2005. This compares to a restructuring credit of $3.5 recorded in 2004.

Operating Income

As a result of the foregoing, Customer Care’s operating income and operating margin were $154.3 and 9.4%, respectively, compared with $184.5 and 11.6%, respectively, in 2004.

Information Management

	2006	2005	% Change 06 vs. 05	2004	% Change 05 vs. 04

Revenues:

Data processing	$301.1	$340.5	(12)	$389.9	(13)

Professional and consulting	287.2	267.6	7	191.3	40

License and other	187.0	170.0	10	167.3	2

Total revenues	775.3	778.1	—	748.5	4

Costs and Expenses:

Costs of products and services	420.1	400.2	5	403.0	(1)

Selling, general and administrative expenses	114.4	125.9	(9)	135.9	(7)

Research and development costs	75.0	66.6	13	67.2	(1)

Depreciation	33.6	32.3	4	32.9	(2)

Amortization	6.9	8.0	(14)	10.7	(25)

Restructuring charges	0.8	—	—	25.8	—

Total costs and expenses	650.8	633.0	3	675.5	(6)

Operating Income	$124.5	$145.1	(14)	$73.0	99

Operating Margin	16.1%	18.6%		9.8%

22  Convergys Corporation 2006 Annual Report

2006 vs. 2005

Revenues

Information Management’s revenues of $775.3 in 2006 were relatively flat compared to the prior year. Increased revenues from professional and consulting and license and other revenues were offset by a decline in data processing revenues.

Data processing revenues of $301.1 decreased 12% from the prior year. This decrease reflects the changing dynamics of Information Management’s billing relationship with Cingular, as Cingular migrates subscribers from its outsourced environment to an in-house managed service environment. The decrease from Cingular was partially offset by increases from a large wireless client. Professional and consulting revenues of $287.2 increased 7% from the prior year. This increase was attributable to the increased spending by a large Latin American client and several other international customers, partially offset by reduced spending by Cingular. License and other revenues increased 10% to $187.0 from the prior year, reflecting the continuing demand for convergent services and broad acceptance of our billing system capabilities.

Costs and Expenses

Information Management’s total costs and expenses were $650.8, up 3% from the prior year. Information Management costs of products and services increased 5% to $420.1 from the prior year. As a percentage of revenues, costs of products and services were 54.2% for 2006, up 280 basis points from 51.4% in the prior year. This increase primarily reflects the shift in revenue mix from data processing to relatively lower margin professional and consulting services. Selling, general and administrative expenses decreased 9% from the prior year. As a percentage of revenues, these expenses decreased to 14.8% from 16.2% in 2005, reflecting savings realized from ongoing operational improvements and benefits from cost actions. The 13% increase in research and development costs reflects increased spending on Infinys software. The 14% decrease in amortization expense reflects the impact of acquired software, which became fully amortized during the second quarter of 2005, partially offset by accelerated amortization of acquired software in the second quarter of 2006. Additionally, as discussed in further detail under the heading, “Restructuring Charges,” Information Management incurred a net $0.8 in restructuring charges in 2006.

Operating Income

As a result of the foregoing, Information Management’s operating income and operating margin were $124.5 and 16.1%, respectively, compared with $145.1 and 18.6%, respectively, in the prior year.

2005 vs. 2004

Revenues

Information Management’s revenues increased 4% to $778.1 in 2005 from $748.5 in 2004. Data processing revenues of $340.5 decreased 13% from the prior year. This decrease reflects the changing dynamics of our relationship with Cingular, as they migrate subscribers from their outsourced environments to in-house managed service environments. Professional and consulting revenues of $267.6 increased 40% from the prior year, reflecting increased revenues generated from Information Management’s two largest wireless clients. License and other revenues increased 2% to $170.0 from the prior year. This reflects license revenues from several new and existing European, Latin American and Asian Pacific clients.

Costs and Expenses

Despite the 4% increase in revenues, Information Management’s costs of products and services decreased 1% to $400.2 in 2005 over 2004. As a percentage of revenues, costs of products and services decreased to 51.4% in 2005 compared with 53.8% in the prior year. This was the result of the savings realized through restructuring and other cost cutting initiatives.

Selling, general and administrative expenses decreased 7% from the prior year. As a percentage of revenues, these expenses decreased to 16.2% in 2005 from 18.2% in 2004, reflecting savings realized through restructuring

Convergys Corporation 2006 Annual Report  23

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

initiatives. Research and development expenses decreased 1%, reflecting savings resulting from restructuring initiatives. The 25% decrease in amortization expense reflects acquired software, which became fully amortized during the second quarter of 2005. Additionally, as discussed in further detail under the heading, “Restructuring Charges,” Information Management incurred $25.8 in restructuring charges in 2004.

Operating Income

As a result of the foregoing, Information Management’s operating income and operating margin increased to $145.1 and 18.6% from $73.0 and 9.8% in the prior year.

Employee Care

	2006	2005	% Change 06 vs. 05	2004	% Change 05 vs. 04

Revenues	$211.4	$162.5	30	$145.0	12

Costs and Expenses:

Costs of products and services	154.0	105.4	46	109.3	(4)

Selling, general and administrative expenses	77.9	90.6	(14)	72.5	25

Research and development costs	1.3	1.7	(24)	4.2	(60)

Depreciation	12.8	11.4	12	7.6	50

Amortization	1.7	2.5	(32)	1.9	32

Restructuring charges	2.1	1.3	62	2.6	(50)

Total costs and expenses	249.8	212.9	17	198.1	7

Operating Income	$(38.4)	$(50.4)	24	$(53.1)	(5)

2006 vs. 2005

Revenues

Employee Care’s revenues for 2006 were $211.4, up 30% from 2005. Revenue growth was largely due to the DuPont and State of Texas programs.

Costs and Expenses

Employee Care’s total costs and expenses were $249.8, up 17% from 2005. Employee Care’s costs of products and services for 2006 were $154.0, up 46% from 2005. As a percentage of revenues, costs of providing services increased to 72.8% from 64.9% in 2005. This increase largely related to recent client program implementations. In the early stages of client programs, margins tend to be lower. However, as we become more efficient with the delivery of the services, our margins tend to improve. Further, there were some additional costs incurred in the current year primarily related to the impact of client scope and schedule changes that were not eligible for capitalization. Selling, general and administrative expenses of $77.9 decreased 14% from 2005. This decrease primarily reflects savings realized from cost reduction initiatives. As a percentage of revenues, selling, general and administration expenses decreased to 36.8% from 55.8% in 2005.

Research and development, depreciation and amortization expense incurred by Employee Care in 2006 were 7.5% of revenue compared with 9.6% in 2005. Additionally, as discussed in further detail under the heading, “Restructuring Charges,” Employee Care incurred a restructuring charge of $2.1 in 2006 versus $1.3 in 2005.

Operating Income

As a result of the foregoing, Employee Care’s 2006 operating loss improved to $38.4 from $50.4 in 2005.

2005 vs. 2004

Revenues

Employee Care’s revenues in 2005 were $162.5, a 12% increase from 2004. Approximately 90% of the growth was driven by the businesses acquired in 2005 and 2004. The remaining increase reflects revenues from new clients implemented in 2005.

Costs and Expenses

Costs of products and services decreased 4% from 2004 to $105.4. As a percentage of revenues, cost of providing services decreased to 64.9% from 75.4% in 2004. The improvement reflects efficiencies and operational improvements realized with client programs that were implemented in 2004 and 2003. In the early stages of client programs, margins tend to be lower. However, as we become more efficient with the delivery of the services,

24  Convergys Corporation 2006 Annual Report

our margins tend to improve. In addition, in 2004 we incurred a significant amount of direct and incremental costs related to the implementation of new client programs that were expensed as incurred, as they were not eligible for capitalization. Compared to 2004, selling, general and administrative expenses increased 25% to $90.6. This was driven by expenses incurred in connection with the expansion of our Employee Care staff and operations, including costs related to businesses acquired by Employee Care during 2004. As a percentage of revenues, selling, general and administrative expenses increased to 55.8% versus 50.0% in 2004. This increase was the result of slower than expected sales growth driven by a longer than anticipated sales cycle. Due to the complexity associated with outsourcing human resource functions, the sales cycle for new client arrangements has ranged from twelve to twenty-four months. The sales cycle is long, due to complexities associated with outsourcing human resource functions, including decisions regarding what functions to outsource, location and timing of outsourcing. Employee Care’s research and development expenses decreased to $1.7, compared with $4.2 in 2004. This was largely due to the increased focus of our information technology resources on directly supporting client programs, compared with prior years. Depreciation expense increased 50% during 2005, reflecting expansion of our Employee Care operations, including businesses acquired during 2004. Amortization expense increased 32% to $2.5, reflecting amortization of intangible assets obtained in connection with businesses acquired in 2005 and 2004. Additionally, as discussed in further detail under the heading, “Restructuring Charges,” Employee Care incurred a restructuring charge of $1.3 in 2005 versus $2.6 in 2004.

Operating Income

As a result of the foregoing, Employee Care’s 2005 operating loss decreased to $50.4 versus $53.1 in 2004.

Restructuring Charges

As discussed more fully in Note 4 to Notes to Consolidated Financial Statements, we recorded the following restructuring charges:

2006

We initiated a restructuring plan in the fourth quarter of 2006. The plan was initiated to rationalize facility costs, further streamline our operations in order to align our resources to support growth, and to shift the geographic mix of some of our resources. The plan resulted in a net restructuring charge of $12.5 and included $24.1 of severance costs, $0.5 of facility closure costs and the reversal of $12.1 in facility abandonment costs. Restructuring actions were taken in each business segment, of which $6.5 related to Customer Care, $0.8 related to Information Management, $2.1 related to Employee Care and $3.1 related to Corporate.

The $24.1 severance charge is being paid pursuant to our existing severance policy and employment agreements and includes cash related payments of $21.3 and a non-cash charge of $2.8 related to the acceleration of equity-based awards. These actions, which affected approximately 630 professional employees, are expected to be completed by the end of 2007. Through December 31, 2006, we had completed approximately 80 of the planned headcount reductions. The $0.5 of facility closure costs relate to an additional accrual, resulting from changes in the sublease estimates, for a property that was abandoned in 2005. Our 2002 restructuring charges included facility abandonment costs related to certain U.K. locations. In the fourth quarter of 2006, we made a decision to consolidate our current operations in the U.K. and move into one of the facilities that was originally abandoned in 2002. This resulted in the reversal of $12.1 at December 31, 2006. Completion of the facility consolidation could result in the recording of additional reserves in 2007.

Convergys Corporation 2006 Annual Report  25

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

Below is the summary of the 2006 net restructuring charge of $12.5 ($8.5 after tax) by segment:

	Customer Care	Information Management	Employee Care	Corp.	Total

Severance costs	$6.5	$12.9	$1.6	$3.1	$24.1

Facility related costs/(reversal)	—	(12.1)	0.5	—	(11.6)

Net restructuring	$6.5	$0.8	$2.1	$3.1	$12.5

Restructuring liability activity for the fourth quarter 2006 plan consisted of the following:

Restructuring charge	$24.6

Severance costs	(4.1)

Balance at December 31, 2006	$20.5

2005

The restructuring plan initiated during the second quarter of 2005 resulted in a severance charge of $8.9, $8.3 of which pertained to Customer Care and $0.6 of which pertained to Corporate. These actions, which affected approximately 300 professional and administrative employees, were completed during the fourth quarter of 2005. The severance benefits were paid pursuant to our then-existing severance guidelines and employment agreements. $7.7 of the charge was cash related, while the remaining $1.2 consisted of a non-cash charge resulting from the acceleration of equity-based awards.

During the fourth quarter of 2005, we took further actions to streamline our Customer Care and Corporate operations. These actions, which affected approximately 100 professional and administrative employees, were completed during the fourth quarter of 2006. We also consolidated some of our Employee Care facilities, which involved the closure of one of our leased offices in North America in December 2005. These actions resulted in a fourth quarter 2005 restructuring charge of $13.8, which consisted of $12.7 of severance and $1.1 of facility closure costs. Of the $12.7 of severance costs, $10.8 was cash related and $1.3 of the charge consisted of a non-cash charge resulting from the acceleration of equity-based awards. The remaining $0.6 consisted of a curtailment charge related to our supplemental executive retirement plan. In addition, during 2005, Customer Care reversed $1.5 in accruals pertaining to facility abandonment costs that were provided under prior restructuring plans. The reversal resulted from our success with subleasing two contact centers.

Below is a summary of the 2005 charges of $21.2 ($13.2 after tax) by segment:

	Customer Care	Employee Care	Corp.	Total

Severance costs	$15.3	$0.2	$6.1	$21.6

Facility closure costs	(1.5)	1.1	—	(0.4)

Net restructuring	$13.8	$1.3	$6.1	$21.2

Restructuring liability activity for the fourth quarter 2005 plan consisted of the following:

	2006	2005

Balance at January 1	$9.8	$—

Restructuring charge	—	11.9

Severance payments	(9.8)	(2.1)

Balance at December 31	$—	$9.8

2004

We initiated a restructuring plan during the fourth quarter of 2004 that affected approximately 750 professional and administrative employees. This resulted in a severance charge of $36.7, $32.3 of which was cash related. $3.3 of the charge reflected a non-cash charge resulting from the modification and acceleration of equity-based awards. The remaining $1.1 of the charge consisted of a curtailment charge related to our supplemental executive retirement plan and special termination benefit charges related to our post-retirement plan. The reduction in force took place through a combination of voluntary and involuntary separations. The severance benefits for the involuntary separations were paid pursuant to our then-existing

26  Convergys Corporation 2006 Annual Report

severance guidelines and employment agreements. The voluntary separations were substantially completed in 2004. We completed the involuntary separations during the second quarter of 2005 and all payments were completed in 2006.

Restructuring liability activity for the 2004 plan consisted of the following:

	2006	2005

Balance at January 1	$1.4	$26.9

Severance payments	(1.4)	(25.6)

Other	—	0.1

Balance at December 31	$—	$1.4

Our Laredo, Texas contact center was reopened to support a new, large, outsourcing agreement with a communications provider that was signed in December 2004. Accordingly, in the fourth quarter of 2004, we reversed $6.3 of an accrual related to facility abandonment costs that was recorded in connection with a prior restructuring accrual.

Below is a summary of the 2004 charges of $30.4 ($21.0 after tax) by segment:

	Customer Care	Information Management	Employee Care	Corp.	Total

Severance costs	$2.8	$25.8	$2.6	$5.5	$36.7

Facility closure costs	(6.3)	—	—	—	(6.3)

Net restructuring	$(3.5)	$25.8	$2.6	$5.5	$30.4

2002

In connection with a restructuring plan initiated in 2002, the Company made headcount reductions affecting professional and administrative employees worldwide and closed certain Customer Care and Information Management facilities.

Restructuring liability activity for the 2002 plan consisted of the following:

	2006	2005

Balance at January 1	$16.0	$32.6

Reversal	(12.1)	(1.0)

Lease termination payments	(2.4)	(14.3)

Other	1.5	(1.3)

Balance at December 31	$3.0	$16.0

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

Client Concentration

Our three largest clients accounted for 32.6% of our revenues in 2006, down from 36.5% in 2005. We serve AT&T, our largest client with 15.3% of 2006 revenues and Sprint Nextel, our second largest client, under information management and customer care contracts. We provide customer care services to Sprint Nextel, for the Sprint PCS division, as a subcontractor to IBM. We serve DirecTV, our third largest client in 2006, under a customer care contract. Volumes under certain of our long-term contracts are subject to variation based on, among other things, the spending by clients on outsourced customer support and subscriber levels.

In December 2006, AT&T Inc. and Bell South Corporation merged. Prior to the merger, Cingular (a joint venture between AT&T Inc. and Bell South Corporation) was our largest client in terms of revenue. As a result of the merger, AT&T Inc. is now our largest client in terms of revenue. See further discussion of risk associated with

Convergys Corporation 2006 Annual Report  27

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

client consolidation under the “Risks Relating to Convergys and Its Business” section of Management Discussion and Analysis.

Business Outlook

Beginning in 2007, we will provide only annual earnings guidance on a quarterly basis. We believe the shift from quarterly to annual earnings guidance is in the best interests of our shareholders.

For 2007, we expect record high revenues and diluted earnings per share performance. We expect that 2007 earnings per diluted share will exceed $1.20. While we expect some variability of results in the three business segments, overall, anticipated improvements in Customer Care and Employee Care will offset anticipated declines in Information Management. This annual guidance encompasses a range of potential outcomes across our three businesses, balancing anticipated execution risks with significant opportunities for revenue growth and operating improvement. Execution risks include the continuing impact of the Cingular and Sprint migration, Canadian currency exchange, increases in wages and benefits, and execution risks in each business. Potentially offsetting these challenges are the opportunities for further margin improvement and for revenue growth in all three businesses. We will continue to pursue initiatives to drive further profitability improvement by rationalizing facilities, increasing productivity and managing our costs in 2007.

In Customer Care, we expect continuation of the broad revenue growth trends experienced last year. Continued increases with existing and new clients will drive revenue growth approximately similar to our growth in 2006. Customer Care results in the second half of the year are typically stronger than results in the first half of the year, and we expect this seasonality in our clients’ customer demand to be true in 2007 as well. In Information Management, we expect lower revenue, lower operating income and lower operating margins in 2007, largely due to a decline in data processing revenue at Cingular and Sprint. Declines in revenue will be partially offset by further progress in the license and professional services business, with strong growth in international operations. Declines in operating income will be partially offset by tight cost control. For Employee Care, our expectations include improvements in revenue and operating income. We expect double-digit revenue growth for the year, although it is likely to be somewhat less than the 30% growth experienced in 2006. We continue to anticipate Employee Care reaching profitability in 2008. Changes and delays to Employee Care HR outsourcing implementations are to be expected given their size, scope and complexity. We are experiencing schedule delays and anticipate additional costs in the implementation of one of our large HR outsourcing contracts. Due to the size of the contract, these additional costs could have a significant impact on the operating income of Employee Care in 2007 and/or over the life of the contract. The potential impact of execution risk in Employee Care has been included as one of a range of potential outcomes taken into account in our 2007 guidance.

For the Cellular Partnership, we expect 2007 equity earnings to be about the same as 2006 earnings. We expect our capital expenditures to be in the range of 4% to 5% of revenue for 2007, as we plan to continue building contact center capacity to meet our customer care outsourcing demand.

Financial Condition, Liquidity and Capital Resources

Liquidity and Cash Flows

Cash flows from operating activities provided us with a significant source of funding for our investing and financing activities. Also, we have borrowing facilities available, including a $400 Five-Year Revolving Credit Facility to fund these activities. See further discussion of these borrowing facilities under the next section titled, “Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments.”

28  Convergys Corporation 2006 Annual Report

Summarized cash flow information for the three years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004

Net cash flows from operations	$353.4	$232.7	$195.4

Net cash flows used in investing	(127.5)	(138.3)	(364.9)

Net cash flows from (used in) financing	(186.0)	43.2	190.7

Computation of Free Cash Flows:

Net cash flows from operations	$353.4	$232.7	$195.4

Change in accounts receivable securitization	—	100.0	75.0

Capital expenditures, net of proceeds from disposal of assets	(96.5)	(125.9)	(156.2)

Free Cash Flows	$256.9	$206.8	$114.2

Cash flows from operating activities totaled $353.4 in 2006, compared to $232.7 in 2005 and $195.4 in 2004. The increase in cash flows from operating activities during 2006 was driven by improvements in working capital. In addition, during 2005, there was a $100.0 net decrease in accounts receivable sold under the securitization program. During 2006, we terminated the securitization program and there were no accounts receivable sold under the securitization program. These improvements were partially offset by an increase in deferred charges related to client implementations incurred primarily at Employee Care. Days sales outstanding decreased to 70 days at December 31, 2006, versus 72 days at December 31, 2005. This performance measure is computed as follows: receivables, net of allowances, plus outstanding receivables sold under the securitization program divided by average days sales. Average days sales are defined as consolidated revenues during the quarter just ended divided by the number of calendar days in the quarter just ended.

The increase in cash flows from operating activities in 2005 compared to 2004 was driven by an increase in net income, an increase in deferred tax expense and by improvements in working capital. These improvements were partially offset by a $100.0 net decrease in accounts receivables sold under the securitization program compared to a $75.0 net decrease during 2004. Days sales outstanding decreased to 72 days at December 31, 2005, versus 75 days at December 31, 2004.

We used $127.5 for investing activities during 2006 compared to $138.3 in 2005 and $364.9 in 2004. The 8% decrease in amounts used for investing activities during 2006 was due to lower amounts utilized on acquisitions and net capital expenditures. Also, during 2006, we invested in auction rate securities. These securities are intermediate to long-term securities structured with short-term interest rates. The decrease in amounts used in investing activities during 2005 compared to 2004 was mainly due to lower amounts utilized on acquisitions. The amounts used to fund the acquisitions, net of cash acquired during 2005 and 2004 were $15.9 and $223.0, respectively. The 2004 activity for the $223.0 was used to fund the acquisitions of Encore, DigitalThink, WhisperWire, Out-Smart, i-Benefits and Finali (see Note 3 of Notes to Consolidated Financial Statements for further discussion).

We used $186.0 for financing activities during 2006, which was primarily due to $126.5 used to repurchase 6.1 million of the Company’s common shares. During 2005, financing activities provided $43.2 mainly due to total net borrowings of $80.5, partially offset by $44.9 used to repurchase 3.7 million of the Company’s common shares. Our Canadian and UK subsidiaries borrowed funds during 2005 to fund the repatriation of accumulated income from foreign subsidiaries. See Note 7 and Note 6 of Notes to Consolidated Financial Statements for further discussion on borrowings and repatriations.

For 2007, we plan to invest approximately 4% to 5% of our revenues in capital expenditures. Additionally, in connection with the implementation of the existing Employee Care contracts, we expect to continue to incur a significant amount of implementation costs in 2007. This will negatively impact cash flows from operation and free cash flows. As further described in Note 8 of Notes to Consolidated Financial Statements, the Company expects

Convergys Corporation 2006 Annual Report  29

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

to contribute approximately $19 to fund its cash balance pension plan in 2007. This compares to approximately $14 in 2006. Excluding funding requirements related to acquisitions, we believe that our cash flows from operations and available capital resources will be sufficient to fund these investments. At this point, we are not aware of any capital calls from the general partner of Cincinnati SMSA Limited Partnership.

Free cash flows, defined as cash flows from operating activities excluding the impact of the accounts receivable securitization less capital expenditures (net of proceeds related to disposal), were $256.9, $206.8 and $114.2 for 2006, 2005 and 2004, respectively. We use free cash flow to assess the financial performance of the Company. We believe that free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow facilitates management’s ability to strengthen the Company’s balance sheet, to repurchase the Company’s stock and to repay the Company’s debt obligations. Limitations associated with the use of free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by utilizing both the non-GAAP measure, free cash flow, and the GAAP measure, cash from operating activities, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

We believe that our financial structure and condition are solid. At December 31, 2006, total capitalization was $1,798.6, consisting of $343.5 of short-term and long-term debt and $1,455.1 of equity. At December 31, 2005, total capitalization was $1,787.3, consisting of $432.2 of short-term and long-term debt and $1,355.1 of equity. This results in a debt-to-capital ratio of 19.1%, which compares to 24.2% at December 31, 2005.

The Company’s debt is considered investment grade by the rating agencies. At December 31, 2006, our borrowing facilities included a $400 Five-Year Competitive Advance and Revolving Credit Facility. As of December 31, 2006, we had no amounts borrowed under this facility. The commitment fee on this facility at December 31, 2006 was 0.1%. The maturity date of the Credit Facility Agreement is October 20, 2011, provided, however, that upon satisfaction of certain conditions contained in the Credit Facility Agreement, we may extend the maturity date by one year. The participating agents in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank and Deutsche Bank AG. The Company’s credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios. Our interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. Our debt-to-EBITDA ratio cannot be greater than 3.25 to 1.0 at any time. We were in compliance with all covenants throughout 2006.

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

In December 2005, one of our U.K. subsidiaries entered into a credit overdraft facility of 15.0 British pounds

30  Convergys Corporation 2006 Annual Report

(GBP) with Wachovia Bank. The Company had amounts outstanding under this facility of $20.4 as of December 31, 2006 and $26.0 as of December 31, 2005. The proceeds from this facility were used to fund the Company’s international operations.

In November 2005, one of our Canadian subsidiaries entered into a senior unsecured revolving credit facility of 100.0 Canadian dollars (CAD) with The Bank of Nova Scotia. The proceeds were used to repatriate funds from the foreign subsidiary. As of December 31, 2006, the Company had borrowings of $55.4 under this facility. This credit facility also includes certain restrictive covenants. Our interest coverage ratio cannot be less than 4.00 to 1.00 for four consecutive quarters. Our debt-to-capitalization ratio cannot be greater than 0.6 to 1.0 at any time. We were in compliance with all covenants throughout 2006. This credit facility expires December 2008.

In December 2004, we issued $250.0 in 4.875% unsecured senior notes due December 15, 2009. The notes were offered and sold pursuant to our universal shelf registration statement, previously declared effective in June 2003. Under the registration statement, we have the ability to offer up to $250.0 in additional debt securities, common shares, preferred shares and/or warrants to purchase such securities. At December 31, 2006, the senior notes had an outstanding balance of $249.0.

In November 2003, we borrowed $55.5 under a 10-year mortgage. The proceeds were used to partially fund the Company’s purchase of our corporate headquarters facility in Cincinnati, Ohio. The corporate headquarters facility secured the mortgage. At December 31, 2005, the unpaid principal balance was $45.9. The mortgage balance was repaid in its entirety during December 2006.

As discussed in Note 11 of Notes to Consolidated Financial Statements, we lease certain facilities and equipment used in our operations under operating leases. This includes our office complex in Orlando, Florida, which is leased from Wachovia Development Corporation (Lessor), a wholly owned subsidiary of Wachovia Corporation, under an agreement that expires in June 2010. Upon termination or expiration of the lease, we must either purchase the property from the Lessor for $65.0, or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than the $65.0, the amount paid by the Lessor for the purchase of the complex from an unrelated third party, we have agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, we are entitled to collect the excess. At the inception of the lease, we recognized a liability of approximately $5 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. We have recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which is being amortized to rental expense over the lease term. The liability will remain on the balance sheet until the end of the lease term. Under the terms of the lease, we also provide certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. We do not expect such amounts, if any, to be material. We have concluded that we are not required to consolidate the Lessor pursuant to Financial Accounting Standards Board Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51.

In July 2006, we sold our data center facilities in Jacksonville, Florida, and entered into an agreement with the buyer to lease part of the building back for 10 years at $1.6 per year. As part of the agreement, we have a right of first offer and can prevent the buyer from selling the property to certain parties at the end of the lease term. Therefore, in accordance with SFAS No. 66, “Accounting For Sales of Real Estate,” we are deemed to have a continuing involvement with the buyer and, hence, have not accounted for this transaction as a sale. Therefore, no gain or loss on this transaction was recorded. The trans -

Convergys Corporation 2006 Annual Report  31

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

action is accounted for under the financing method in accordance with SFAS No. 98, “Accounting for Leases.”

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

Our Board of Directors has authorized the repurchase of a total of up to 30 million of our common shares. Through December 31, 2006, we repurchased 25.3 million shares of Convergys stock for $398.3 pursuant to these authorizations. We may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on a number of considerations including market conditions and our liquidity. At December 31, 2006, we have authority to purchase an additional 4.7 million common shares pursuant to these authorizations.

There were no shares repurchased during January 2007.

The following summarizes our contractual obligations at December 31, 2006, and the effect such obligations are expected to have on liquidity and cash flows in future periods:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	After 3 Years

Debt [1]	$343.5	$83.9	$249.8	$9.8

Operating leases [2]	203.4	57.6	71.4	74.4

Pension contributions [3]	34.0	19.0	15.0	—

Purchase commitments [4]	62.3	36.2	26.1	—

Total	$643.2	$196.7	$362.3	$84.2

[1]	See Note 7 of Notes to Consolidated Financial Statements for further information.
[2]	See Note 11 of Notes to Consolidated Financial Statements for further information.
[3]

In order to meet ERISA funding requirements, the Company expects to contribute $19.0 and $15.0 into its funded pension plans in 2007 and 2008, respectively. There is no estimate available for 2009 and beyond.

[4]

Consists of contractual obligations to purchase services that are enforceable and legally binding. Excludes issuance of purchase orders made in the ordinary course of business that are short-term or cancelable, as well as renewable support and maintenance arrangements.

At December 31, 2006, we had outstanding letters of credit of $33.4 related to performance and payment guarantees of which $12.4 is set to expire by the end of 2007, $9.2 is set to expire within 1 to 3 years and $11.8 is set to expire after 3 years. We do not believe that any obligation that may arise will be material.

As further described in Note 6, we have not provided for U.S. federal income taxes or foreign withholding taxes on $60.6 of undistributed earnings of our foreign subsidiaries at December 31, 2006, because such earnings are intended to be reinvested indefinitely.

Market Risk

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. Our risk management strategy includes the use of derivative instruments to reduce the effects on our operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. In using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, we expose ourselves to counterparty credit risk. We manage exposure to counterparty credit risk by entering into derivative financial instruments with highly-rated institutions that can be expected to perform fully under the terms of the agreements and by diversifying the number of financial institutions with which we enter into such agreements.

Interest Rate Risk

At December 31, 2006, we had $78.1 in outstanding variable rate borrowings. The carrying amount of our borrowings reflects fair value due to their short-term and variable interest rate features.

32  Convergys Corporation 2006 Annual Report

We sometimes use interest rate swaps to hedge our interest rate exposure. These instruments are hedges of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding interest rate swaps covering interest rate exposure at December 31, 2006.

Based upon our exposure to variable rate borrowings, a one percentage point change in the weighted average interest rate would change our annual interest expense by approximately $1.

Foreign Currency Exchange Rate Risk

Our Customer Care segment serves a number of our U.S.-based clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Canadian dollars (CAD), Indian rupees (INR) or Philippine pesos (PHP), which represents a foreign exchange exposure. In order to hedge the exposure related to the anticipated cash flow requirements denominated into these foreign currencies, we have entered into forward contracts with several financial institutions to acquire a total of CAD 211.0, INR 10,508.5 and PHP 5,782.5 at a fixed price of $184.7, $229.0 and $105.0, respectively, through September 2009. Additionally, we have entered into option contracts to purchase approximately CAD 49.0 for a fixed price of $44.0 through May 2007. The fair value of these derivative instruments as of December 31, 2006 is presented in Note 15 of Notes to Consolidated Financial Statements. The potential loss in fair value at December 31, 2006 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $51.9. This loss would be mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency and foreign denominated revenue and profit translated into U.S. dollars. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables and payables that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of December 31, 2006, the fair value of these derivatives was $0.2.

Foreign-currency denominated revenue has been less than 10% of our consolidated revenues during the last three years.

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

Goodwill

At December 31, 2006, we had goodwill with a net carrying value of $880.2. As disclosed in Note 5 of Notes

Convergys Corporation 2006 Annual Report  33

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

As required, during the fourth quarter of 2006, we completed our annual impairment tests for our reporting units: Information Management International, Information Management North America, Customer Care and Employee Care. Based on the results of the first step, we had no goodwill impairment related to our four reporting units. We believe we make every reasonable effort to ensure that we accurately estimate the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss.

Deferred Charges

In connection with our Information Management data processing and Employee Care outsourcing arrangements, we often must perform a significant amount of set-up activities or implementations, which include the installation and customization of our proprietary software in our centers. Under these arrangements, clients do not take possession of the software nor have the right to take possession of the software without incurring a significant penalty. In accordance with Emerging Issues Task Force (EITF) Issue 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” the implementations are not treated as separate elements for revenue recognition purposes. Any proceeds collected for the implementations are deferred and recognized over the service period. Additionally, with respect to certain multiple-element arrangements, we defer all revenue related to the contracts until the final element is delivered. We capitalize all direct and incremental implementation and multiple-element costs, to the extent recovery is probable, and amortize them ratably over the life of the arrangements as costs of providing service.

At inception and throughout the term of the contract, we evaluate recoverability by considering profits to be earned during the term of the contract, the creditworthiness of the client and, if applicable, contract termination penalties payable by the client in the event that the client terminates the contract early. Our estimate of profitability is dependent in large part on our estimate of costs. Although we make every reasonable effort to accurately estimate costs, revisions may be made based on actual costs incurred that could result in the recording of an impairment loss. Additionally, if the financial condition of a client were to deteriorate, resulting in a reduced ability to make payments, we may be unable to recover the costs, which would result in an impairment loss. Finally, our entitlement to termination fees may be subject to challenge if a client were to allege that we were in breach of contract. However, based on our evaluation of the related contracts, we believe that the $228.0 of deferred charges is recoverable.

34  Convergys Corporation 2006 Annual Report

Revenue Recognition

Our revenue recognition policies are discussed in detail in Note 2 of Notes to Consolidated Financial Statements. A portion of our revenues is derived from transactions that require a significant level of judgment. This includes:

Percentage of Completion—We recognize some software license and related professional and consulting revenues using the percentage-of-completion method of accounting by relating contract costs incurred to date to total estimated contract costs at completion. During 2006, approximately 3% of our consolidated revenues was recognized using the percentage-of-completion method. This method of accounting relies on estimates of total expected contract revenues and costs. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. Because the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contracts, recognized revenues are subject to revisions as the contracts progress to completion. Revisions in estimates are reflected in the period in which the facts that give rise to a revision become known. Accordingly, favorable changes in estimates result in additional revenue recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenues. When estimates indicate a loss under a contract, a provision for such loss is recorded as a component of costs of providing services. As work progresses under a loss contract, revenues continue to be recognized, and a portion of the contract loss incurred in each period is charged to the contract loss reserve.

License Arrangements—Approximately 7% of our 2006 revenue was derived from license and support and maintenance arrangements. The accounting for these arrangements can be complex and requires a significant amount of judgment. Some of the factors that we must assess include: the separate elements of the arrangement; vendor-specific objective evidence of fair value for the various undelivered elements of the arrangement; whether the software fees are fixed or determinable; whether the fees are considered collectible and whether services included in the arrangement represent significant production, customization or modification of the software.

Multiple Element Outsourcing Arrangements—Employee Care, which accounted for 8% of our consolidated revenues in 2006, often delivers multiple services under our client arrangements (e.g., benefits administration, staffing, payroll and learning). In connection with these arrangements, we must assess these multiple-element arrangements to determine whether they can be separated into more than one unit of accounting. Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” establishes the following criteria, all of which must be met, in order for a deliverable to qualify as a separate unit of accounting:

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

The assessments of these areas require us to make a significant amount of judgments. The judgments made in

Convergys Corporation 2006 Annual Report  35

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

As disclosed in Note 2 of Notes to Consolidated Financial Statements, Convergys is a limited partner of Cincinnati SMSA Limited Partnership. From December 2003 through February 2004, six separate lawsuits were filed in the Court of Common Pleas, Cuyahoga County, Ohio, against Cincinnati SMSA Limited Partnership and other defendants. Five of the suits were filed by companies purporting to be resellers (the “Resellers Cases”), while the sixth was filed by an individual consumer purporting to represent a class of damaged consumers (the “Consumer Case”). Each of the Reseller Cases seeks damages ranging from $1 to $3 plus treble damages under Ohio law. The Consumer Case seeks damages in excess of $60 plus treble damages under Ohio law. All five of the Reseller Cases were dismissed. However, during the fourth quarter of 2005, two of these dismissals were reversed and reinstated by the Ohio 8th District Court of Appeals. Cincinnati SMSA Limited Partnership sought review of these two reversals in the Ohio Supreme Court. Oral argument was held before the Ohio Supreme Court on January 9, 2007 and the Court has not yet rendered a decision in these matters.

Four claims were also filed at the Public Utilities Commission of Ohio (PUCO). Three of the four were filed by plaintiffs who had also initiated actions in Court of Common Pleas, Cuyahoga County, and that were either dismissed by the trial court or voluntarily dismissed. The PUCO dismissed the complaints and the cases were appealed to the Ohio Supreme Court. The Ohio Supreme Court affirmed the dismissals of these four cases.

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

Global Docugraphix, Inc., also known as Document Imaging, Inc., and GDXdata (GDX), is an electronic document management company previously engaged by the Company to perform work under the Company’s human resources outsourcing contract with the Florida Department of Management Services (“DMS”). GDX, together with its parent company, Global Docugraphix, Inc., are defendants in a false claims action filed on behalf of the State of Florida by two former employees of GDX on or around March 1, 2005 under seal in the Circuit Court of the Second Judicial Circuit in Leon County, Florida. The complaint alleges that GDX submitted invoices for work performed by GDX, which work was in violation of its subcontract with Convergys, and Convergys’ contract with DMS, involving the security of the human resources data provided to GDX. The Complaint further alleges that by submitting such allegedly false invoices, which allegedly were paid from funds paid to Convergys by the State, GDX submitted false invoices to the State. The Complaint seeks treble damages, penalties, attorney fees and costs from GDX based on the amount of the allegedly improper invoices. The State of Florida’s Attorney General’s office

36  Convergys Corporation 2006 Annual Report

has not intervened in this case, but continues to monitor it. On April 12, 2006, GDX and Global Docugraphix, Inc. filed a Motion to Dismiss the lawsuit (“Motion”). The Motion remains pending before the Court. In addition, Global Docugraphix, Inc. has filed a suggestion of bankruptcy.

Convergys is not a party to this litigation and both Convergys and the State continue to investigate the allegations against GDX. The Company is providing certain credit protection and credit monitoring services to State of Florida employees who have chosen to enroll in these services. The Company continues to provide services to the State of Florida pursuant to the existing human resources outsourcing contract identified above. At December 31, 2006, the Company does not believe this matter will have a materially adverse impact on the financial condition of the Company.

The Company has the right to seek indemnity against GDX for any claims brought against the Company or losses suffered by the Company as a result of the actions and conduct of GDX.

On January 3, 2006, in the Circuit Court of Leon County, Florida, Samuel McDowell, a former employee of the Company, as Relator, filed a false claims action alleging that the Company failed to provide proper data security under the Company’s contract with DMS, and as a result, falsely invoiced the State of Florida. The State of Florida’s Attorney General’s office exercised its right to intervene in this action. The Company has been served with the Complaint, but has not yet been required to respond.

Because the claim relates to the Company’s contract with DMS, the Attorney General has invoked the pre-suit dispute resolution procedures set forth in such contract, which require various discussions and then mediation between the parties to determine whether the claims can be resolved without resorting to further litigation. Discussions are continuing. While we have made progress in the discussions, this matter was not resolved at December 31, 2006, but the Company does not believe this matter will have a materially adverse impact on the Company’s financial condition.

The Company is currently attempting to resolve tax audits relating to prior years in various jurisdictions. The Company believes that it is appropriately reserved with regard to these audits as of December 31, 2006. However, to the extent that the ultimate resolutions vary from the amounts reserved, such impact would be recorded to the tax provision in the period in which such resolution is reached.

Restructuring Accrual

During the last five years, we have recorded significant restructuring charges related to reductions in headcount and facility closures. As of December 31, 2006, we had a restructuring accrual of $23.5, $3.5 of which relates to facility closure costs, which will be paid over several years until the leases expire. The accrual is equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. We have used estimates, based on consultation with real estate advisors, to arrive at the proceeds from any future sublease agreements. We will continue to evaluate our estimates in recording the facilities abandonment charge. As a result, there may be additional charges or reversals in the future.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting For Income Taxes,” which recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are expected to be settled or realized.

The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to

Convergys Corporation 2006 Annual Report  37

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and the Company’s tax methods of accounting.

The Company also reviews its tax activities and records an accrual for estimated losses when it is probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required in evaluating our tax positions and determining the Company’s provision for income taxes. During the ordinary course of business, there can be events or circumstances for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due. The reserves are adjusted in light of changing facts and circumstances, such as the resolution of outstanding tax audits or contingencies in various jurisdictions. The provision for income taxes includes the impact of reserve provisions, changes to the reserves, as well as the related net interest.

Other

We have made certain other estimates that, while not involving the same degree of judgment, are important to understanding our financial statements. These estimates are in the areas of measuring our obligations related to our defined benefit plans, self-insurance accruals, financial derivative instruments and assessing recoverability of intangible assets.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123(R)). This pronouncement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Beginning January 1, 2006, we adopted SFAS No. 123(R). The primary effect of the adoption of SFAS No. 123(R) resulted in compensation expense being recorded for stock options. The impact of adoption of this accounting Standard in the current year was an expense of approximately $1. See Note 10 of Notes to Consolidated Financial Statements for further discussion related to the adoption of this Standard.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of SFAS No. 87, 88, 106 and 132(R).” This statement requires an employer to (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a plan in the year in which the changes occur. On December 31, 2006, we adopted the recognition and disclosure provisions of this Standard. The effect of adopting this Standard on the Company’s financial condition at December 31, 2006 has been included in the accompanying Consolidated Financial Statements. SFAS No. 158 did not have an effect on the Company’s consolidated financial condition at December 31, 2005 or any prior periods presented. The provisions regarding the change in the measurement date are not applicable to us as we already use a measurement date of December 31 for all of our pension plans. See Note 8 of Notes to Consolidated Financial Statements for discussion on the effect of adopting this Standard on the Company’s Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new Standard provides guidance for using fair value to measure assets and liabilities. The Standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other Standards require (or permit) assets or liabilities to be measured at fair value but does not

38  Convergys Corporation 2006 Annual Report

expand the use of fair value in any new circumstances. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effects that SFAS No. 157 will have on our financial statements.

In July 2006, the FASB issued the Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 creates a single model to address uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and, excludes income taxes from SFAS No. 5, “Accounting for Contingencies.” FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.” This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect adjustment of applying the provisions of FIN 48 to be recorded in the opening balance of retained earnings on January 1, 2007 is expected to be between approximately $0 and $10.

Risks Relating to Convergys and Its Business

Client consolidations could result in a loss of clients and adversely affect our operating results.

We serve clients in industries that have experienced a significant level of consolidation. We cannot assure that additional consolidations will not occur in which our clients acquire additional businesses or are acquired. Such consolidations may result in the termination of an existing client contract, which could have an adverse effect on our operating results.

In October 2004, Cingular completed its acquisition of AT&T Wireless. Prior to the acquisition, AT&T Wireless was our largest client in terms of revenue and a significant client of both Information Management and Customer Care. With respect to Information Management, we are assisting Cingular with its strategy to migrate subscribers off of the AT&T Wireless billing systems (which we support) onto Cingular’s two systems (one of which we support) by the end of the first quarter of 2007. If the migration continues as planned, it will negatively impact Information Management’s revenues and earnings. However, as evidenced by a contract extension signed in December 2005, we expect to continue to support one of Cingular’s systems.

Our Customer Care segment also had a long-standing relationship with AT&T Wireless. We expect Cingular to remain an important client to Customer Care.

In September 2005, Sprint PCS, a large Information Management data processing outsourcing client, completed its acquisition of Nextel Communications. The client informed us that it intended to consolidate its billing systems onto a competitor’s system and they have announced plans to migrate subscribers from our billing system during 2006 and 2007. The migration began in 2006. We will support Sprint Nextel with their migration efforts. If the migration proceeds as planned, it will negatively impact Information Management’s revenues and operating results.

In December 2006, AT&T Inc. and Bell South Corporation merged. While the impact of this merger on the Company is unknown, the Company has long-standing relationships with both AT&T and Bell South. Prior to the merger, Cingular (a joint venture between AT&T Inc. and Bell South Corporation) was our largest client in terms of revenue.

A large portion of our revenue is generated from a limited number of clients, and the loss of one or more of our clients could cause a reduction in our revenues and earnings.

We rely on several clients for a large percentage of our revenues. Our three largest clients, AT&T, Sprint Nextel and DirecTV, collectively represented 32.6% of our 2006 revenues. Our relationship with AT&T is represented by separate contracts/work orders with both Information Management and Customer Care. Our relationship with Sprint Nextel is represented by separate contracts with Information Management and Customer Care. Since February 2004, we have provided customer care services to Sprint Nextel, for the Sprint PCS division, under a contract between Sprint Nextel and IBM, whereby we serve as a subcontractor to IBM. We serve DirecTV under a customer

Convergys Corporation 2006 Annual Report  39

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

care contract. As a result, we do not believe that it is likely that our entire relationship with AT&T, Sprint Nextel or DirecTV would terminate at one time; and, therefore, we are not substantially dependent on any particular contract/work order with these clients. However, the loss of all of the contracts/work orders within a particular client at the same time or the loss of one or more of the larger contracts/work orders with a client would adversely affect our total revenues if the revenues from such client were not replaced with revenues from that client or other clients.

A large portion of our accounts receivable are payable by a limited number of clients and the inability of any of these clients to pay its accounts receivable could cause a reduction in our revenues and earnings.

Several significant clients account for a large percentage of our accounts receivable. As of December 31, 2006, our three largest clients, AT&T, Sprint Nextel and DirecTV, collectively accounted for 38.6% of our accounts receivable. During the past three years, each of these clients has generally paid its accounts receivable on a timely basis, and write-downs that we have incurred in connection with such accounts receivable were consistent with write-downs that we incurred with other clients. We anticipate that several clients will continue to account for a large percentage of our accounts receivable. Although we currently do not expect payment issues with any of these clients, if any of them were unable or unwilling, for any reason, to pay its accounts receivable, our income would decrease. We also carry significant receivable balances with other clients whose declaration of bankruptcy could decrease our income.

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

The global scope, size and complexity of implementations in our Employee Care business could cause delays and cost overruns in those projects, which could adversely affect revenues and profits.

We have won several long-term, human resource outsourcing contracts with global clients. These contracts are complex as they involve providing multiple services such as payroll, recruiting, benefits administration, learning, compensation and human resources administration across many countries. Implementations of the contracts can take more than 18 months to complete. Due to the complexity of the implementations and changes in customer requirements (i.e., an acquisition by a customer during the implementation), implementation cost overruns and delays are possible. Cost overruns can result in additional expense during the implementation period and over the life of the contract, which would likely affect the profitability of the contract. Given the size of some of these contracts, the impact from these cost overruns or schedule delays can have a significant impact on our

40  Convergys Corporation 2006 Annual Report

revenues and profits. Delays in completing the implementations can cause us to recognize revenue and profit from the contracts later than we anticipated when the initial contract was signed.

Our ability to deliver our services is at risk if the technology and network equipment that we rely upon is not maintained or upgraded in a timely manner.

Technology is a critical foundation in our service delivery. We utilize and deploy internally developed and third party software solutions across various hardware environments. We operate an extensive internal communications network that links our global sites together in a multi-hub model that enables the rerouting of data and voice traffic. Also, we rely on multiple public communication channels for connectivity to our clients. Maintenance of and investment in these foundational components are critical to our success. If the reliability of technology or network operations fall below required service levels, or a systemic fault affects the organization broadly, business from our existing and potential clients may be jeopardized and cause our revenue to decrease.

Emergency interruption of data centers and customer care and employee care contact centers could have a material, adverse effect on our financial condition and results of operations.

In the event that we experience a temporary or permanent interruption at one or more of our data or contact centers, through casualty, operating malfunction or other causes, we may be unable to provide the data processing, customer care and employee care services we are contractually obligated to deliver. This could result in us being required to pay contractual damages to some clients or to allow some clients to terminate or renegotiate their contracts. Notwithstanding contingency plans and precautions instituted to protect our clients and us from events that could interrupt delivery of services (including property and business interruption insurance that we maintain), there is no guarantee that such interruptions would not result in a prolonged interruption in our ability to provide support services to our clients or that such precautions would adequately compensate us for any losses we may incur as a result of such interruptions.

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

Revenue growth depends, in large part, on the trend toward outsourcing, particularly as it relates to our customer care and employee care outsourcing operations. Outsourcing involves companies contracting with a third party, such as Convergys, to provide customer care and employee care services rather than performing such services in-house. There can be no assurance that this trend will continue, as organizations may elect to perform such services in-house. A significant change in this trend could have a materially adverse effect on our financial condition and results of operations.

A longer sales cycle could adversely affect our results of operations and financial condition.

During the past few years, we have focused on transforming the Employee Care segment into a leading

Convergys Corporation 2006 Annual Report  41

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

provider in the growing human resource outsourcing market. Although we won long-term global human resource outsourcing arrangements with several clients, the sales cycles for large global human resource outsourcing arrangements have ranged from 12 to 24 months. The sales cycle is long due to complexities associated with outsourcing human resource functions, including decisions regarding what functions to outsource, locations and timing of outsourcing. This longer sales cycle can result in delays in the execution of the contracts, increase selling costs and negatively impact our revenues and operating results.

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

If the U.S. dollar weakens, our earnings will continue to be negatively impacted.

Customer Care serves an increasing number of its U.S.-based customer care clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by Customer Care to render services under these contracts is denominated in Canadian dollars, Indian rupees or Philippine pesos, which represents a foreign exchange exposure to the Company. We enter into forward exchange contracts and options to limit potential foreign currency exposure. As the U.S. dollar weakened during 2005 and 2006, the operating expenses of these contact centers, once translated into U.S. dollars, increased in comparison to prior years. The increase in operating expenses was partially offset by gains realized through the settlement of the hedged instruments. However, if the U.S. dollar weakens, our earnings will continue to be negatively impacted.

If we do not effectively manage our capacity, our results of operations could be adversely affected.

Our ability to profit from the global trend toward outsourcing depends largely on how effectively we manage our Customer Care and Employee Care contact center capacity. There are several factors and trends that have intensified the challenge of contact center management.

42  Convergys Corporation 2006 Annual Report

Items 7. (continued), 7A. and 8.

In order to create the additional capacity necessary to accommodate new or expanded outsourcing projects, we must open new contact centers. The opening or expansion of a contact center may result, at least in the short term, in idle capacity until we fully implement the new or expanded program. We periodically assess the expected long-term capacity utilization of our contact centers. As a result, we may, if deemed necessary, consolidate, close or partially close under-performing contact centers to maintain or improve targeted utilization and margins. There can be no guarantee that we will be able to achieve or maintain optimal utilization of our contact center capacity.

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

We employ approximately 75,000 employees worldwide. At times, we have experienced difficulties in hiring personnel with the desired levels of training or experience. Additionally, particularly in regard to the labor-intensive business of Customer Care and Employee Care, quality service depends on our ability to control personnel turnover. Any increase in the employee turnover rate could increase recruiting and training costs and decrease operating effectiveness and productivity. We may not be able to continue to hire, train and retain a sufficient number of qualified personnel to adequately staff new client projects. This is particularly critical in connection with the recent contracts signed by Employee Care. Because a significant portion of our operating costs relates to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a materially adverse effect on our business, results of operations or financial condition.

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

The information required by Item 7A is included in Item 7 beginning on page 32 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

Beginning on page 45 are the consolidated financial statements with applicable notes and the related Report of Independent Registered Public Accounting Firm on Management’s Assessment of Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm and the supplementary financial information specified by Item 302 of Regulation S-K.

Convergys Corporation 2006 Annual Report  43

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

The Audit Committee, consisting entirely of independent directors, meets regularly with management, the compliance officer, internal auditors and the independent registered public accounting firm, and reviews audit plans and results, as well as management’s actions taken in discharging responsibilities for accounting, financial reporting and internal control. Ernst & Young LLP, independent registered public accounting firm, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

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

Convergys’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Convergys engaged Ernst & Young LLP in 2006 to perform an integrated audit of the consolidated financial statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Their report appears on page 46. Additionally, Ernst & Young has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 45.

/s/ James F. Orr
James F. Orr
Chief Executive Officer

/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer

44  Convergys Corporation 2006 Annual Report

Report of Independent Registered Public Accounting Firm on Management’s Assessment of Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of Convergys Corporation

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting in the accompanying Report of Management, which is located under Item 8 on page 44, that Convergys Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Convergys Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Convergys Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Convergys maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Convergys Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Convergys Corporation and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Cincinnati, Ohio
February 27, 2007

Convergys Corporation 2006 Annual Report  45

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Convergys Corporation

We have audited the accompanying consolidated balance sheets of Convergys Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convergys Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the three years ended December 31, 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 8 in Notes to the Consolidated Financial Statements, at December 31, 2006, Convergys Corporation changed its method of accounting for certain of its employee benefit plans with the adoption of Statement of Financial Accounting Standard No. 158, “Employer’s Accounting for Deferred Benefit Pension and Other Postretirement Plans—an Amendment of SFAS No. 87, 88, 106 and 132(R).”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Convergys Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Cincinnati, Ohio
February 27, 2007

46  Convergys Corporation 2006 Annual Report

Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
(Amounts in Millions Except Per Share Amounts)	2006	2005	2004

Revenues	$2,789.8	$2,582.1	$2,487.7

Costs and Expenses:

Costs of products and services [1]	1,754.8	1,583.0	1,542.0

Selling, general and administrative expenses	542.0	530.1	511.1

Research and development costs	84.9	76.9	77.5

Depreciation	130.1	126.1	119.1

Amortization	12.6	21.2	22.1

Restructuring charges	12.5	21.2	30.4

Total costs and expenses	2,536.9	2,358.5	2,302.2

Operating Income	252.9	223.6	185.5

Equity in earnings of Cellular Partnerships	11.8	12.4	2.0

Other income/(expense), net	2.7	(1.4)	(3.8)

Interest expense	(22.8)	(21.2)	(10.3)

Income before income taxes	244.6	213.4	173.4

Income taxes	78.4	90.8	61.9

Net Income	$166.2	$122.6	$111.5

Other Comprehensive Income, Net of Tax:

Currency translation adjustments	$5.5	$5.9	$8.8

Minimum pension liability (net of tax of ($0.6), $15.2 and ($4.1))	1.1	(28.1)	7.4

Unrealized (loss)/gain on hedging activities (net of tax of $1.3, $9.3 and ($2.9))	(2.2)	(14.0)	6.2

Total Comprehensive Income	$170.6	$86.4	$133.9

Earnings per common share:

Basic	$1.20	$0.88	$0.79

Diluted	$1.17	$0.86	$0.77

Weighted average common shares outstanding:

Basic	138.4	140.0	141.4

Diluted	141.7	142.9	145.4

[1] Exclusive of depreciation and amortization, with the exception of amortization of deferred charges as disclosed in Note 2 of Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of the financial statements.

Convergys Corporation 2006 Annual Report  47

Consolidated Balance Sheets

	At December 31,
(In Millions)	2006	2005

Assets

Current Assets

Cash and cash equivalents	$235.9	$196.0

Receivables, net of allowances of $12.0 and $10.0	545.6	521.1

Deferred income tax benefits	53.5	54.3

Prepaid expenses	37.3	37.5

Other current assets	57.9	40.1

Total current assets	930.2	849.0

Property and equipment, net	368.6	404.7

Goodwill, net	880.2	870.6

Other intangibles, net	49.9	46.6

Investments in Cellular Partnerships	49.5	43.5

Deferred charges	228.0	155.8

Other assets	33.9	41.2

Total Assets	$2,540.3	$2,411.4

Liabilities and Shareholders’ Equity

Current Liabilities

Debt maturing within one year	$83.9	$134.7

Payables, deferred revenue and other current liabilities	512.0	483.1

Total current liabilities	595.9	617.8

Long-term debt	259.6	297.5

Deferred income tax liability	43.9	44.2

Accrued pension liability	105.0	16.4

Additional minimum pension liability	—	44.5

Deferred revenue and other long-term liabilities	80.8	35.9

Total liabilities	1,085.2	1,056.3

Commitments and Contingencies

Shareholders’ Equity

Preferred shares—without par value, 5.0 authorized; none outstanding	—	—

Common shares—without par value, 500.0 authorized;

179.6 outstanding in 2006 and 176.8 in 2005	965.1	906.6

Treasury stock—43.1 shares in 2006 and 36.9 shares in 2005	(749.4)	(622.9)

Retained earnings	1,235.7	1,069.5

Accumulated other comprehensive income	3.7	1.9

Total shareholders’ equity	1,455.1	1,355.1

Total Liabilities and Shareholders’ Equity	$2,540.3	$2,411.4

The accompanying notes are an integral part of the financial statements.

48  Convergys Corporation 2006 Annual Report

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in Millions)	2006	2005	2004

Cash Flows From Operating Activities:
Net income	$166.2	$122.6	$111.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142.7	147.3	141.2
Deferred income tax expense	0.1	53.5	14.8
Cellular Partnerships results in excess of distributions	(11.8)	(12.4)	(1.7)
Stock compensation expense	31.3	23.5	19.2
Decrease in amounts sold under receivables securitization, net	—	(100.0)	(75.0)
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in receivables	(24.5)	27.5	(58.1)
Decrease (increase) in other current assets	8.5	(10.4)	(14.7)
(Increase) decrease in deferred charges	(62.5)	(4.2)	1.9
Decrease (increase) in other assets and liabilities	52.1	24.3	13.7
Increase (decrease) in payables and other current liabilities	63.3	(43.6)	37.8
Other, net	(12.0)	4.6	4.8

Net cash provided by operating activities	353.4	232.7	195.4

Cash Flows From Investing Activities:
Capital expenditures	(104.9)	(131.4)	(156.2)
Proceeds from disposal of property and equipment	8.4	5.5	—
Investments in Cellular Partnerships	—	(0.8)	—
Purchases of auction rate securities, net	(30.0)	—	—
Return of capital from Cellular Partnerships	5.8	4.3	14.3
Acquisitions, net of cash acquired	(6.8)	(15.9)	(223.0)

Net cash used in investing activities	(127.5)	(138.3)	(364.9)

Cash Flows From Financing Activities:
Repayments of commercial paper and other debt, net	(6.9)	(31.2)	(36.1)
(Repayments) borrowings under Canadian credit facility, net	(30.3)	85.7	—
(Repayments) borrowings under UK credit facility, net	(5.6)	26.0	—
Issuance of 5-year notes payable, net	—	—	248.0
Repayment of mortgage note	(45.9)	—	—
Excess tax benefits from share-based payment arrangements	6.2	—	—
Purchase of treasury shares	(126.5)	(44.9)	(26.3)
Issuance of common shares	23.0	7.6	5.1

Net cash provided by (used in) financing activities	(186.0)	43.2	190.7

Net increase in cash and cash equivalents	39.9	137.6	21.2
Cash and cash equivalents at beginning of year	196.0	58.4	37.2

Cash and cash equivalents at end of year	$235.9	$196.0	$58.4

Supplemental Cash Flow Information:
Cash paid for interest	$23.0	$21.2	$10.2
Income taxes paid, net of refunds	$34.5	$51.1	$12.9

The accompanying notes are an integral part of the financial statements.

Convergys Corporation 2006 Annual Report  49

Consolidated Statements of Shareholders’ Equity

(Amounts in Millions)	Number Of Common Shares	Common Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2004	174.6	$847.6	$(547.0)	$835.4	$15.7	$1,151.7

Issuance of common shares	0.7	5.1				5.1

Income tax benefit from stock option exercises		1.7				1.7

Repurchase of common shares			(26.3)			(26.3)

Net income				111.5		111.5

Other comprehensive income					22.4	22.4

Amortization of stock-based compensation		19.2				19.2

Balance at December 31, 2004	175.3	873.6	(573.3)	946.9	38.1	1,285.3

Issuance of common shares	1.5	7.6				7.6

Income tax benefit from stock option exercises		1.9				1.9

Repurchase of common shares			(49.6)			(49.6)

Net income				122.6		122.6

Other comprehensive loss					(36.2)	(36.2)

Amortization of stock-based compensation		23.5				23.5

Balance at December 31, 2005	176.8	906.6	(622.9)	1,069.5	1.9	1,355.1

Issuance of common shares	2.8	23.0				23.0

Income tax benefit from stock option exercises		6.2				6.2

Repurchase of common shares			(126.5)			(126.5)

Net income				166.2		166.2

Other comprehensive income					4.4	4.4

Adoption of SFAS No. 158					(2.6)	(2.6)

Amortization of stock-based compensation		29.3				29.3

Balance at December 31, 2006	179.6	$965.1	$(749.4)	$1,235.7	$3.7	$1,455.1

The accompanying notes are an integral part of the financial statements.

50  Convergys Corporation 2006 Annual Report

Notes to Consolidated Financial Statements

(Amounts in Millions Except Share and Per Share Amounts)

1. Background and Basis of Presentation

Convergys Corporation (the Company or Convergys) is a global leader in providing customer care, billing and human resource services. For over twenty years, enterprises with a large number of customers and employees have turned to Convergys for support. By providing value-added billing and customer care and employee care solutions for our clients, the Company has developed a base of recurring revenues generally under multiple year contracts. The Company reports three segments: (i) Customer Care, which provides outsourced and professional and consulting services to in-house customer care operations; (ii) Information Management, which provides billing and information services and software; and (iii) Employee Care, which provides human resource business process outsourcing solutions. Certain prior period data has been reclassified to conform to current period presentation.

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

Revenue Recognition — Revenues from Customer Care and Employee Care, which accounted for 64% and 8%, respectively, of the Company’s 2006 consolidated revenues, consist of fees generated from outsourced services provided to the Company’s clients. Information Management, which accounted for 28% of 2006 revenues, generates its revenues from three primary sources: data processing, professional and consulting services and license and other services.

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

Over 90% of Customer Care’s revenues are derived from agent-related services. The Company typically recognizes these revenues as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. In a limited number of engagements where the client pays a fixed fee, the Company recognizes revenues, based on the specific facts and circumstances of the engagement, using the proportional performance method or upon final completion of the engagement. The Company sometimes earns supplemental revenues depending on the satisfaction of certain service levels or achievement of certain performance measurement targets. The supplemental revenues are recognized only after the required measurement targets are met. Customer Care’s remaining revenues are derived from collection services and professional and consulting services.

Convergys Corporation 2006 Annual Report  51

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

Revenues for collection-related services are recognized in the month collection payments are received based on a percentage of cash collected or other agreed upon contractual parameters. Revenues for professional and consulting services are recognized as the services are performed.

Data processing, which accounted for 39% of the 2006 Information Management revenues, consists of monthly fees for processing client transactions in Information Management’s data centers and, in some cases, the clients’ data centers, using Information Management’s proprietary software. Data processing revenues are recognized based on the number of invoices, subscribers or events that are processed by Information Management using contractual rates. In connection with any new data processing outsourcing arrangements, Information Management often must perform significant set-up activities or implementations, including the installation and customization of its proprietary software in its centers. Under these arrangements, a client does not take possession of the software nor has the right to take possession of the software without incurring a significant penalty. In accordance with EITF Issue 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” the implementations are not treated as separate elements. Accordingly, any proceeds collected for the implementations are deferred and recognized over the service period once Information Management begins to deliver the data processing services.

Professional and consulting revenues accounted for 37% of the 2006 Information Management revenues. These revenues consist of fees generated for installation, implementation, customization, training and managed services related either to the clients’ use of Information Management’s software in Information Management’s data centers or in their own processing environments. The professional and consulting fees are either invoiced monthly to the Company’s clients based on time and materials incurred at contractually agreed upon rates or, in some instances, the Company invoices for professional and consulting services based upon a fixed fee. Professional and consulting services provided in connection with license arrangements are evaluated to determine whether those services are essential to the client’s functionality of the software. When significant customization or modification of the software and the development of complex interfaces are required to meet the client’s functionality, those services are considered essential. Accordingly, the related professional and consulting revenue is recognized together with the license fee using the percentage-of-completion method. The Company calculates the percentage of work completed by comparing contract costs incurred to date to total estimated contract costs at completion. Payment for these services sometimes is dependent on milestones (e.g., commencement of work, completion of design plan, completion of configuration, completion of customization). These milestone payments normally do not influence the Company’s revenue recognition as the scheduled payments coincide with the period of time the Company completes the work. When the professional and consulting services provided in connection with license arrangements are not considered essential or when professional and consulting services are provided in connection with outsourcing arrangements, the revenues are recognized as the related services are delivered.

License and other revenues, which accounted for 24% of the 2006 Information Management revenues, consist of revenues generated from the sale of licenses to use Information Management’s proprietary software and related software support and maintenance fees. License arrangements are contracted as either perpetual or term licenses, depending on the software product. As noted above, when Information Management provides professional and consulting services that are considered essential to the software’s functionality, the license element is recognized together with the professional and consulting element using the percentage-of-completion method. In circumstances where the Company is providing

52  Convergys Corporation 2006 Annual Report

professional and consulting services that are considered essential to the software’s functionality, and the Company is unable to determine the pattern in which Information Management’s professional and consulting services will be utilized, the license revenue is recognized on a straight-line basis over the implementation period. When Information Management is not required to provide services that are considered essential to the software’s functionality, the license element is recognized upon delivery of the software, assuming all other revenue recognition criteria have been met.

In connection with its license arrangements, Information Management typically is engaged to provide support and maintenance services. Revenues for support and maintenance services are recognized ratably over the term of the agreement. For these arrangements, Information Management allocates the contract value to the elements based on fair value of the individual elements. Fair value is determined using vendor specific objective evidence (VSOE), which represents the normal pricing for these elements when sold separately. For a very limited number of its arrangements, the Company has not had sufficient VSOE of fair value of its undelivered elements, principally related to support and maintenance. As a result, revenue for the entire arrangement, including license fees and related professional and consulting fees, has been deferred and recognized over the term of the support and maintenance period. The Company sometimes earns supplemental revenues depending on the satisfaction of certain service levels or achievement of certain performance measurement targets. The supplemental revenues are recognized only after the required measurement targets are met.

Employee Care revenues are typically recognized as services are performed based on the number of employees or participants served by the Company using contractual rates. The Company sometimes earns supplemental revenues depending on the satisfaction of certain service levels or achievement of certain performance measurement targets. The supplemental revenues are recognized only after required measurement targets are met. Similar to Information Management’s data processing arrangements, Employee Care’s arrangements normally involve significant initial set-up activities including the installation and customization of software, migration of participant data and writing of scripts. To the extent the client pays directly for the implementations, the Company defers the proceeds and recognizes it over the service period once Employee Care begins to deliver the services.

In addition, Employee Care’s arrangements often entail the delivery of multiple services (e.g., benefits administration, staffing, payroll and learning). These multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. EITF Issue 00-21 establishes the following criteria, all of which must be met, in order for a deliverable to qualify as a separate unit of accounting: (i) the delivered items have value to the client on a stand-alone basis, (ii) there is objective and reliable evidence of the fair value of the undelivered items, and (iii) if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company. If these criteria are met, each of the contractual services included in the contract is treated as separate units of accounting. If these criteria are not met, which has been the case for the majority of Employee Care contracts entered into to date, all of the services included are accounted for as a single unit of accounting. Revenue is then recognized either using a proportional performance method such as recognizing revenue based on transactional services delivered or on a straight-line basis once Employee Care begins to deliver the final service.

Stock Compensation — Convergys provides stock-based awards to certain employees and Directors. In addition, in the past, the Company provided stock options to certain employees. Beginning January 1, 2006, the Company accounts for these awards pursuant to Statement of

Convergys Corporation 2006 Annual Report  53

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

Financial Accounting Standard (SFAS) No. 123(R), “Share-Based Payment.” Under SFAS No. 123(R), the Company has elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow. Further, upon the adoption of SFAS No. 123(R) beginning January 1, 2006, the Company applies an estimated forfeiture rate to unvested awards when computing the stock compensation-related expenses. Previously, the Company recorded forfeitures as incurred. The Company estimated the forfeiture rate for unvested awards based on its historical experience during the preceding two calendar years. Prior to 2006, the Company accounted for these awards using the intrinsic value method pursuant to Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. If the Company had elected to recognize compensation cost for the issuance of options to Company employees based on the fair value at the grant dates, prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” net income and earnings per share would have been impacted as follows:

	Year Ended December 31,
	2005	2004

Net income:

Net income, as reported	$122.6	$111.5

Add: Stock-based employee compensation expense determined under the intrinsic method, net of related tax effects	14.8	12.4

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18.4)	(34.7)

Pro forma	$119.0	$89.2

Basic earnings per share:

As reported	$0.88	$0.79

Pro forma	$0.85	$0.63

Diluted earnings per share:

As reported	$0.86	$0.77

Pro forma	$0.83	$0.61

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

Other Comprehensive Income (Loss) — Components of other comprehensive income include currency translation adjustments, minimum pension liabilities, net of tax, and unrealized gains (losses) on hedging activities, net of tax. Foreign currency translation adjustments generally are not adjusted for income taxes as they relate to indefinite investments in non-U.S. operations. Accumulated other comprehensive income also includes, net of tax, actuarial gains or losses, prior service costs or credits and transition assets and obligations that are not recognized as components of net periodic pension cost pursuant to FASB No. 87, “Employers’ Accounting for Pensions,” and FASB No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”

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

54  Convergys Corporation 2006 Annual Report

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

Receivables — Trade receivables are comprised primarily of amounts owed to the Company through its billing and information services and software, customer care and employee care services and are presented net of an allowance for doubtful accounts of $12.0 and $10.0 at December 31, 2006 and 2005, respectively. Contracts with individual clients determine when receivables are due, generally within 30-60 days, and whether interest is accrued on late payments.

Property and Equipment — Property and equipment are stated at cost. Depreciation is based on the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over a 30-year life, software over a three- to five-year life and equipment generally over a three- to five-year life. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease.

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

Internal Use Software — The Company follows SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” that requires the capitalization of certain expenditures for software that is purchased or internally developed for use in the business. During 2006, the Company capitalized $12.2 of internally developed software. Amortization of internal use software begins when the software is ready for service and continues on the straight-line method generally over a three-year life.

Goodwill and Other Intangibles — As discussed more fully in Note 5, goodwill is tested at least annually for impairment. Other intangibles, primarily customer relationship assets, are amortized over a straight-line basis with lives ranging from two to twelve years and are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts.

Deferred Charges — As more fully described under the heading “Revenue Recognition,” the Company often performs, in connection with its outsourcing arrangements, certain set-up activities or implementations, including the installation and customization of its proprietary software in its centers. Additionally, with regard to arrangements where all of the services are accounted for as a single unit of accounting, the Company defers all revenue until it begins to deliver the final service. In connection with these arrangements, the Company capitalizes all direct and incremental multiple-element costs (by analogy to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (SFAS No. 91), to the extent recovery of these costs is probable. All implementation and set-up activity costs are amortized ratably over the life of the arrangements as costs of providing service. Deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. In the event these costs are not deemed recoverable, the costs are expensed as incurred. The Company evaluates probability of recovery by considering profits to be earned during the term of the related contract, the creditworthiness of the client and, if applicable, contract termination penalties payable by the

Convergys Corporation 2006 Annual Report  55

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

client in the event that the client terminates the contract early.

In connection with certain of the Company’s outsourcing arrangements, the Company from time to time will incur costs that are non-refundable cash payments to clients to acquire or extend a contractual relationship. To the extent recovery of these costs is probable, the Company capitalizes these client acquisition costs (by analogy to SFAS No. 91) and amortizes them ratably over the life of the contract as a reduction of revenue.

During 2006, 2005 and 2004, the Company capitalized $126.5, $56.4 and $48.2 of client acquisition and implementation costs, respectively. The related amortization for these years was $54.3, $52.2 and $50.1, respectively.

Investments — Until June 2005, the Company owned 45% limited partnership interests in Cincinnati SMSA Limited Partnership and Cincinnati SMSA Tower Holdings LLC (the Cellular Partnerships). Cincinnati SMSA Limited Partnership, a provider of wireless communications in central and southwestern Ohio and northern Kentucky, conducts its operations as a part of Cingular Wireless LLC (Cingular). Cingular is the general partner as well as a limited partner with a combined partnership interest of approximately 66%. AT&T Inc. is the general partner and a limited partner of Cincinnati SMSA Tower Holdings LLC, an operator of cellular tower space, with a combined partnership interest of approximately 53%.

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

The general partners are authorized to conduct and manage the business of the Cellular Partnerships. The Company, as a limited partner, does not take part in, or interfere with, the day-to-day management of the Cellular Partnerships. Limited partners are entitled to their percentage share of earnings and cash distributions, and responsible for their share of losses. The Company accounts for its interest in the Cellular Partnerships under the equity method of accounting.

Postemployment Benefits — The Company provides severance benefits to certain employees. Pursuant to SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” the Company accrues the benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.

Deferred Revenue and Government Grants — As more fully described under the heading “Revenue Recognition,” amounts billable to the client for implementation or set-up activities are deferred and recognized as revenue evenly over the service period the outsourcing services are provided. Additionally, billings and collections in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.

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

56  Convergys Corporation 2006 Annual Report

Short-term deferred revenues are classified within payables and other current liabilities and long-term deferred revenues are classified within other long-term liabilities in the Company’s Consolidated Balance Sheets. The Company’s total deferred revenue and government grants amounted to $135.1 and $103.8 at December 31, 2006 and 2005, respectively.

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

All derivatives, including foreign currency exchange contracts, are recognized in the balance sheet at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. On the date the derivative contract is entered into, the Company determines whether the derivative contract should be designated as a hedge. For derivatives that are designated as hedges, the Company further designates the hedge as either a fair value or cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as fair value hedges are recorded in the consolidated statement of income along with the loss or gain on the hedged asset or liability. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in other comprehensive income, until the underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction in the consolidated statement of income. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. At December 31, 2006 and 2005, all hedges were determined to be effective.

The Company also periodically enters into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables and payables that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. The Company records changes in the fair value of these derivative instruments in the Consolidated Statements of Income and Comprehensive Income within other expenses.

Fair Value of Financial Instruments — Fair values of cash equivalents and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. Long-term debt carried on the Company’s Consolidated Balance Sheets at December 31,

Convergys Corporation 2006 Annual Report  57

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

2006 and 2005 has a carrying value that approximates its estimated fair value. The fair value of the Company’s $250 unsecured senior notes that are due in December 2009 (see Note 7 for further explanation) was approximately $243. The fair value is based on discounting future cash flows using current interest rates adjusted for risk. The fair value of short-term debt approximates its recorded value because of its short-term nature.

New Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123(R)). This pronouncement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Beginning January 1, 2006, we adopted SFAS No. 123(R). The primary effect of the adoption of SFAS No. 123(R) resulted in compensation expense being recorded for stock options. The impact of adoption of this accounting Standard in the current year was an expense of approximately $1. See Note 10 of Notes to Consolidated Financial Statements for further discussion related to the adoption of this Standard.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of SFAS No. 87, 88, 106 and 132(R).” This statement requires an employer to (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a plan in the year in which the changes occur. On December 31, 2006, the Company adopted the recognition and disclosure provisions of this Standard. The effect of adopting this Standard on the Company’s financial condition at December 31, 2006 has been included in the accompanying Consolidated Financial Statements. SFAS No. 158 did not have an effect on the Company’s consolidated financial condition at December 31, 2005 or any prior period presented. The provisions regarding the change in the measurement date are not applicable as the Company already uses a measurement date of December 31 for all of its pension plans. See Note 8 of Notes to Consolidated Financial Statements for discussion on the effect of adopting this Standard on the Company’s Consolidated Financial Statements.

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

In July 2006, the FASB issued the Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 creates a single model to address uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and, excludes income taxes from SFAS No. 5, “Accounting for Contingencies.” FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.” This includes tax positions considered to be “routine” as well as those with a high degree of

58  Convergys Corporation 2006 Annual Report

uncertainty. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect adjustment of applying the provisions of FIN 48 to be recorded in the opening balance of retained earnings on January 1, 2007 is expected to be between approximately $0 and $10.

3. Acquisitions

In August 2005, the Company acquired the finance and accounting business process outsourcing business of Deloitte Consulting Outsourcing LLC, a subsidiary of Deloitte Consulting LLP. This business provides finance and accounting outsourcing services to clients in multiple industries ranging from communications to retail to professional services. This acquisition expands the Company’s outsourcing capabilities to enable Convergys to address the full service outsourcing needs of its clients. The Company paid approximately $5 for this acquisition of which $2.3 and $1.9 was allocated to goodwill and identifiable intangibles, respectively. The goodwill is deductible for tax purposes.

In May 2004, the Company acquired 100% of the outstanding shares of Encore Receivable Management, Inc. (Encore), a Kansas-based provider of accounts receivable management and collection services. This transaction provided Customer Care entry into the accounts receivable management market and the ability to expand its business process outsourcing capabilities. The purchase price was $60. In July 2005, the Company paid $6.8 in earn-out payments to the sellers. In July 2006, the Company paid the final $6.8 in earn-out payments to the sellers. All earn-out payments were recorded as an addition to goodwill.

In May 2004, the Company acquired 100% of the outstanding shares of DigitalThink, Inc., a custom learning company (DigitalThink). With this acquisition, Convergys has been able to provide its clients customized, on-demand courses; expand its capabilities in the human resource business process outsourcing market and support its human resource clients more efficiently by accelerating the effectiveness of customer support teams through on-the-job training for client programs. Convergys paid approximately $131 for the purchase, including transaction costs.

Additionally, in May 2004, the Company acquired 100% of the outstanding shares of WhisperWire, Inc. (WhisperWire), a provider of industry-specific sales effectiveness software. In April 2004, the Company acquired 100% of the outstanding shares of two Singapore-based companies, Out-Smart.com Pte. Ltd. and i-Benefits Pte. Ltd. The acquisition of the businesses has helped Convergys expand its range of human resource and benefits services to companies in the Asian Pacific region. The combined purchase price of these three acquisitions was approximately $23.

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

Convergys Corporation 2006 Annual Report  59

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

The following is a summary of the purchase price allocation related to the above acquisitions made by the Company during 2004:

Total purchase price, less $16.3 in acquired cash	$236.6

Allocation:

Accounts receivable and other current assets	$15.7

Tangible assets	13.7

Acquired software	12.5

Customer relationships	26.1

Non-compete agreements	2.6

Goodwill	137.0

Deferred taxes assets (operating tax carryforwards)	65.3

Other assets	0.3

Current liabilities	(26.4)

Deferred tax liabilities	(6.8)

Debt	(3.0)

Other liabilities	(0.4)

The above allocation includes the earn-out payments in 2005 and 2006 related to Encore (as described above) and the purchase price adjustments made in 2005 related to deferred taxes.

The Company expects that approximately $38 of the goodwill is deductible for tax purposes.

The following unaudited pro forma information summarizes the combined results of operations of the Company and the businesses that were acquired in 2004 as though the acquisitions had occurred at the beginning of 2004.

Year Ended December 31,
2004

Revenues	$2,529.7

Net income	96.1

Diluted earnings per share	$0.66

4. Restructuring and Impairment

2006

The Company initiated a restructuring plan in the fourth quarter of 2006. The plan was initiated to rationalize facility costs, further streamline our operations in order to align our resources to support growth, and to shift the geographic mix of some of our resources. The plan resulted in a net restructuring charge of $12.5 and included $24.1 of severance costs, $0.5 of facility closure costs and reversal of $12.1 in abandonment costs for a facility being brought back into service to support consolidation of operations at an international location. Restructuring actions were taken in each business segment, of which $6.5 related to Customer Care, $0.8 related to Information Management, $2.1 related to Employee Care and $3.1 related to Corporate.

The severance charge of $24.1 is being paid pursuant to our existing severance policy and employment agreements and includes cash-related payments of $21.3 and a non-cash charge of $2.8 related to acceleration of equity-based awards. These actions, which affected approximately 630 professional employees, are expected to be completed by the end of 2007. Through December 2006, the Company completed approximately 80 of the planned headcount reductions. The $0.5 of facility closure costs relate to an additional accrual, resulting from changes in the sublease estimates, for a property that was abandoned in 2005. The Company’s 2002 restructuring charges included facility abandonment costs related to certain U.K. locations. In the fourth quarter of 2006, the Company made a decision to consolidate our current operations at this location and move into one of the facilities that was originally abandoned in 2002. This resulted in the reversal of $12.1 at December 31, 2006.

Below is the summary of the 2006 net restructuring charge of $12.5 ($8.5 after tax) by segment:

	Customer Care	Information Management	Employee Care	Corp.	Total

Severance costs	$6.5	$12.9	$1.6	$3.1	$24.1

Facility related costs/(reversal)	—	(12.1)	0.5	—	(11.6)

Net restructuring	$6.5	$0.8	$2.1	$3.1	$12.5

60  Convergys Corporation 2006 Annual Report

Restructuring liability activity for the fourth quarter 2006 plan consisted of the following:

Restructuring charge	$24.6

Severance costs	(4.1)

Balance at December 31, 2006	$20.5

2005

The restructuring plan initiated during the second quarter of 2005 resulted in a severance charge of $8.9, $8.3 of which pertained to Customer Care and $0.6 of which pertained to Corporate. These actions, which affected approximately 300 professional and administrative employees, were completed during the fourth quarter of 2005. The severance benefits were paid pursuant to the then-existing severance guidelines and employment agreements. $7.7 of the charge was cash related, while the remaining $1.2 consisted of a non-cash charge resulting from the acceleration of equity-based awards.

During the fourth quarter of 2005, the Company took further actions to streamline its Customer Care and Corporate operations. These actions, which affected approximately 100 professional and administrative employees, were completed during the fourth quarter of 2006. The Company also consolidated some of our Employee Care facilities, which involved the closure of one of its leased offices in North America in December 2005. These actions resulted in a fourth quarter 2005 restructuring charge of $13.8, which consisted of $12.7 of severance and $1.1 of facility closure costs. Of the $12.7 of severance costs, which was paid pursuant to the then existing severance guidelines and employment agreements, $10.8 was cash related and $1.3 of the charge consisted of a non-cash charge resulting from the acceleration of equity-based awards. The remaining $0.6 consisted of a curtailment charge related to its supplemental executive retirement plan. In addition, during 2005, Customer Care reversed $1.5 in accruals pertaining to facility abandonment costs that were provided under prior restructuring plans. The reversal resulted from the success with subleasing two contact centers.

Below is a summary of the 2005 charges of $21.2 ($13.2 after tax) by segment:

	Customer Care	Employee Care	Corp.	Total

Severance costs	$15.3	$0.2	$6.1	$21.6

Facility closure costs	(1.5)	1.1	—	(0.4)

Net restructuring	$13.8	$1.3	$6.1	$21.2

Restructuring liability activity for the fourth quarter 2005 plan consisted of the following:

	2006	2005

Balance at January 1	$9.8	$—

Restructuring charge	—	11.9

Severance payments	(9.8)	(2.1)

Balance at December 31	$—	$9.8

2004

The Company initiated a restructuring plan during the fourth quarter of 2004 that affected approximately 750 professional and administrative employees. This resulted in a severance charge of $36.7, $32.3 of which was cash related. $3.3 of the charge reflected a non-cash charge resulting from the modification and acceleration of equity-based awards. The remaining $1.1 of the charge consisted of a curtailment charge related to its supplemental executive retirement plan and special termination benefit charges related to its post-retirement plan. The reduction in force took place through a combination of voluntary and involuntary separations. The severance benefits for the involuntary separations were paid pursuant to the then-existing severance guidelines or employment agreements. The voluntary separations were substantially completed in 2004. The Company completed the involuntary separations during the second quarter of 2005 and all payments were completed in 2006.

Convergys Corporation 2006 Annual Report  61

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

Restructuring liability activity for the 2004 plan consisted of the following:

	2006	2005

Balance at January 1	$1.4	$26.9

Severance payments	(1.4)	(25.6)

Other	—	0.1

Balance at December 31	$—	$1.4

The Company’s Laredo, Texas contact center was reopened to support a new, large, outsourcing agreement with a communications provider that was signed in December 2004. Accordingly, in the fourth quarter of 2004, the Company reversed $6.3 of an accrual related to facility abandonment costs that was recorded in connection with a prior restructuring accrual.

Below is a summary of the 2004 charges of $30.4 ($21.0 after tax) by segment:

	Customer Care	Information Management	Employee Care	Corp.	Total

Severance costs	$2.8	$25.8	$2.6	$5.5	$36.7

Facility closure costs	(6.3)	—	—	—	(6.3)

Net restructuring	$(3.5)	$25.8	$2.6	$5.5	$30.4

2002

In connection with a restructuring plan initiated in 2002, the Company made headcount reductions affecting professional and administrative employees worldwide and closed certain Customer Care and Information Management facilities.

Restructuring liability activity for the 2002 plan consisted of the following:

	2006	2005

Balance at January 1	$16.0	$32.6

Reversal	(12.1)	(1.0)

Lease termination payments	(2.4)	(14.3)

Other	1.5	(1.3)

Balance at December 31	$3.0	$16.0

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

5. Goodwill and Other Intangible Assets

The Company is required to test goodwill for impairment annually and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the second step requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Fair value of the reporting unit was determined using a combination of the market approach and the income approach. Under the market approach, fair value is based on actual stock price or transaction prices of comparable companies. Under the income approach, value is dependent on the present value

62  Convergys Corporation 2006 Annual Report

of net cash flows to be derived from the ownership. Based on the results of its first-step impairment tests performed during the three years ended December 31, 2006, the Company had no goodwill impairment related to its four reporting units: Information Management International, Information Management North America, Customer Care and Employee Care. The Company believes it makes every reasonable effort to ensure that it accurately estimates the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss.

Goodwill increased to $880.2 at December 31, 2006 from $870.6 at December 31, 2005. Below is a progression of goodwill for the Company’s segments for 2006 and 2005.

	Customer Care	Employee Care	Information Management	Total

Balance at January 1, 2005	$550.4	$126.8	$177.8	$855.0

Acquisitions	—	2.3	—	2.3

Earn-out payments	6.8	—	7.1	13.9

Purchase price allocations	(0.7)	(0.9)	(0.7)	(2.3)

Other	3.1	0.4	(1.8)	1.7

Balance at December 31, 2005	559.6	128.6	182.4	870.6

Earn-out payments	6.8	—	—	6.8

Other	(0.1)	1.0	1.9	2.8

Balance at December 31, 2006	$566.3	$129.6	$184.3	$880.2

See Note 3 for description of the acquisitions. Earn-out payments of $7.1 in 2005 at Information Management related to the ALLTEL Communications, Inc. acquisition completed during 2003. Purchase price allocations in 2005 related to certain final deferred tax adjustments on the 2004 acquisitions. Earn-out payments of $6.8 in 2006 and 2005 at Customer Care related to the Encore acquisition. The other changes to goodwill in 2006 and 2005 principally reflect currency translation adjustments.

As of December 31, 2006 and 2005, the Company’s other intangible assets primarily acquired through business combinations consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net

2006:

Software (classified with Property, Plant & Equipment)	$44.3	$(39.0)	$5.3

Customer relationships and other intangibles	141.1	(91.2)	49.9

Total	$185.4	$(130.2)	$55.2

2005:

Software (classified with Property, Plant & Equipment)	$44.3	$(34.8)	$9.5

Customer relationships and other intangibles	129.4	(82.8)	46.6

Total	$173.7	$(117.6)	$56.1

The intangible assets are being amortized using the following amortizable lives: two to seven years for software and two to twelve years for customer relationships and other. The weighted average amortization period for intangible assets is nine years (six years for software and ten years for customer relationships and other).

Intangible amortization expense for the year ended December 31, 2006 was $12.6. Estimated intangible amortization expense for the five subsequent fiscal years is as follows:

For the year ended 12/31/07	$9

For the year ended 12/31/08	$9

For the year ended 12/31/09	$8

For the year ended 12/31/10	$7

For the year ended 12/31/11	$6

Thereafter	$16

Convergys Corporation 2006 Annual Report  63

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

6. Income Taxes

The Company’s provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2006	2005	2004

Current:

United States federal	$55.9	$19.5	$32.0

Foreign	16.1	17.3	8.6

State and local	6.3	0.5	6.5

Total current	78.3	37.3	47.1

Deferred:

United States federal	4.3	45.4	22.4

Foreign	(0.2)	(0.2)	(3.9)

State and local	(4.0)	8.3	(3.7)

Total deferred	0.1	53.5	14.8

Total	$78.4	$90.8	$61.9

The Company’s combined pre-tax earnings from foreign subsidiaries or branches were $81.0, $37.9 and $26.1 during 2006, 2005 and 2004, respectively.

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each year:

	Year Ended December 31,
	2006	2005	2004

U.S. federal statutory rate	35.0%	35.0%	35.0%

Permanent differences	0.5	0.9	0.6

State and local income taxes, net of federal income tax benefit	1.6	1.6	0.6

Federal tax credits	(0.5)	(0.5)	(0.5)

Foreign taxes	(2.7)	(1.2)	(1.5)

Foreign valuation allowances	(3.5)	0.5	0.1

Cash repatriations	—	5.3	—

Other	1.6	1.0	1.4

Effective rate	32.0%	42.6%	35.7%

The Company’s foreign taxes for 2006, 2005 and 2004 included $7.4 (3.0%), $4.9 (2.3%) and $3.8 (2.2%), respectively, of benefit derived from tax holidays in the Philippines and India. The diluted earnings per share impact of these items for 2006, 2005 and 2004 were $0.05, $0.03 and $0.03, respectively. The tax holidays in the Philippines are scheduled to expire between August 2007 and December 2012. The Company has applied for one or two-year extensions of these tax holidays in accordance with local law. The tax holiday in India is scheduled to expire March 2009.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. During the fourth quarter of 2005, the Company repatriated approximately $187 from its controlled foreign corporations. As part of the repatriation, the Company triggered $24.3 of capital gains which were entirely offset by utilizing $24.3 of its $27.6 federal capital loss carryforward, for which a full valuation allowance previously had been recorded, the remaining $3.3 carryforward expired unutilized. Overall, the repatriations resulted in additional income tax expense of $11.4 (5.3%) or $0.08 per diluted share in 2005.

64  Convergys Corporation 2006 Annual Report

The components of deferred tax assets and liabilities are as follows:

	At December 31,
	2006	2005

Deferred tax asset:

Loss & credit carryforwards	$109.8	$121.4

Pension and employee benefits	55.9	54.2

Restructuring charges	8.3	2.8

Deferred revenue	28.1	15.9

Other comprehensive income	12.9	10.8

Other	0.8	—

Valuation allowance	(73.6)	(78.0)

Total deferred tax asset	142.2	127.1

Deferred tax liability:

Depreciation and amortization	59.5	67.0

Deferred implementation costs	72.7	47.7

Other comprehensive income	—	—

Other	—	2.3

Total deferred tax liability	132.2	117.0

Net deferred tax asset	$10.0	$10.1

As of December 31, 2006 and 2005, $35.8 and $41.2, respectively, of the valuation allowance relates to the Company’s foreign operations. During 2006, the operating results of the foreign entity that accounts for $25.4 of this valuation allowance continued to improve. In the event the Company later concludes that there is sufficient positive evidence that it is more likely than not that the related deferred tax assets will be realized, the valuation allowance will be reversed in full or in part. Of the $25.4, $17.5 will be credited to additional paid in capital when the related tax benefits are realized.

As of December 31, 2006, $26.6 of the valuation allowance relates to operating loss carryforwards acquired in connection with the business combinations made during 2004. Realization of these operating loss carryforwards will be recorded as a reduction of goodwill.

At December 31, 2006, the Company had the following operating loss carryforwards:

Category	Amount	Expiration

Federal	$164.2	Begin to expire in 2010 and can be utilized through 2023.

State & Local	$297.1	$65.6 has no expiration date. Remainder begins to expire in 2007 and can be utilized through 2025.

Foreign	$103.3	$94.0 has no expiration date. Remainder begins to expire in 2009 and can be utilized through 2016.

The $164.2 of federal operating loss carryforwards, $117.3 of the state loss carryforwards and $2.6 of the foreign loss carryforwards were acquired in connection with business combinations. Utilization of the acquired federal and state tax loss carrryforwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986. In addition at December 31, 2006, the Company had $10.9 in state tax credits that expire from 2007 to 2009.

The Company has not provided for U.S. federal income taxes or foreign withholding taxes on $60.6 of undistributed earnings of its foreign subsidiaries at December 31, 2006, because such earnings are intended to be reinvested indefinitely. It is not practicable to determine the amount of applicable taxes that would be due if such were distributed.

The Company has filed or is in the process of filing federal, state and foreign tax returns that are subject to audit by the respective tax authorities. The Company is currently working to resolve tax audits related to prior years in various jurisdictions and anticipates the resolution of these audits in upcoming quarters. The Company believes that it is appropriately reserved with regard to these audits as of December 31, 2006. However, to the extent that the ultimate resolutions vary from the amounts reserved, such impact would be recorded to the tax provision in the period in which such resolution is reached.

Convergys Corporation 2006 Annual Report  65

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

7. Debt

Debt consists of the following:

	At December 31,
	2006	2005

UK credit facility	$20.4	$26.0

Canadian credit facility	55.4	85.7

Senior notes	249.0	248.5

Mortgage debt	—	45.9

Other	18.7	26.1

Total debt	343.5	432.2

Less current maturities	83.9	134.7

Long-term debt	$259.6	$297.5

Weighted average effective interest rates:

UK credit facility	5.6%	5.0%

Canadian credit facility	4.9%	4.0%

Senior notes	5.0%	5.0%

Mortgage debt	6.2%	4.4%

Other	5.1%	4.6%

The Company’s debt is considered investment grade by the rating agencies. At December 31, 2006, the Company’s borrowing facilities included a $400 Five-Year Competitive Advance and Revolving Credit Facility. As of December 31, 2006, the Company had no amounts borrowed under this facility. The commitment fee on this facility at December 31, 2006 was 0.1%. The maturity date of the Credit Facility Agreement is October 20, 2011, provided, however, that upon satisfaction of certain conditions contained in the Credit Facility Agreement, the Company may extend the maturity date by one year. The participating agents in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank and Deutsche Bank AG. The Company’s credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios. The Company’s interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. The Company’s debt-to-EBITDA ratio cannot be greater than 3.25 to 1.0 at any time. The Company was in compliance with all covenants during 2006.

In December 2005, one of the Company’s U.K. subsidiaries entered into a credit overdraft facility of 15.0 British pounds (GBP) with Wachovia Bank. The Company had amounts outstanding under this facility of $20.4 as of December 31, 2006 and $26.0 as of December 31, 2005. The proceeds from this facility were used to fund the Company’s international operations. This facility contains no restrictive covenants and expires December 2007.

In November 2005, one of the Company’s Canadian subsidiaries entered into a senior unsecured revolving credit facility of 100.0 Canadian dollars (CAD) with The Bank of Nova Scotia. The proceeds were used to repatriate funds from the foreign subsidiary. As of December 31, 2006, the Company had borrowings of $55.4 under this facility. This credit facility also includes certain restrictive covenants. The interest coverage ratio cannot be less than 4.00 to 1.00 for four consecutive quarters. The debt-to-capitalization ratio cannot be greater than 0.6 to 1.0 at any time. The Company was in compliance with all covenants throughout 2006. This credit facility expires December 2008.

In December 2004, the Company issued $250.0 in 4.875% unsecured senior notes due December 15, 2009. The notes were offered and sold pursuant to the universal shelf registration statement, previously declared effective in June 2003. Under the registration statement, the Company has the ability to offer up to $250.0 in additional debt securities, common shares, preferred shares and/or warrants to purchase such securities. In connection with the issuance of this 4.875% unsecured senior notes, the Company entered into an interest rate swap agreement with a notional value of $250.0, which was designated as a hedge. The purpose of the swap was to protect the notes against changes in fair value due to changes in interest rates. Under the terms of the interest rate swap, the Company received interest at a fixed rate of 4.875% and paid interest at a variable rate based on LIBOR. Based on market conditions, the Company terminated this swap agreement on June 1, 2005. In connection with the settlement of the derivative instru -

66  Convergys Corporation 2006 Annual Report

ment, the Company paid the counterparty $1.7, the fair value of the swap on June 1, 2005. The $1.7 paid on the termination has been treated as a debt discount and, hence, is being amortized as interest expense over the term of the notes. At December 31, 2006, the senior notes had an outstanding balance of $249.0.

In November 2003, the Company borrowed $55.5 under a 10-year mortgage. The proceeds were used to partially fund the Company’s purchase of our corporate headquarters facility in Cincinnati, Ohio. The corporate headquarters facility secured the mortgage. At December 31, 2005, the unpaid principal balance was $45.9. The mortgage balance was repaid in its entirety during December 2006.

Other debt of $18.7 and $26.1 at December 31, 2006 and 2005, respectively, consisted of capital leases and miscellaneous domestic and international borrowings.

At December 31, 2006, future minimum payments of the Company’s debt arrangements are as follows:

2007	$83.9

2008	0.6

2009	249.2

2010	—

2011	3.8

Thereafter	6.0

Total	$343.5

8. Employee Benefit Plans

Pensions

The Company sponsors a defined benefit pension plan, which includes both a qualified and non-qualified portion, for all eligible employees (the cash balance plan). The Company also sponsors a non-qualified, unfunded executive deferred compensation plan and a supplemental, non-qualified, unfunded plan for certain senior executives (the executive pension plans). The pension benefit formula for the cash balance plan is determined by a combination of compensation and age-based credits and annual guaranteed interest credits. Benefits for the executive deferred compensation plan are based on employee deferrals, matching contributions and investment earnings on participant accounts. Benefits for the supplemental plan are based on age, years of service and eligible pay. Funding of the qualified portion of the cash balance plan has been achieved through contributions made to a trust fund. The contributions have been determined using the aggregate cost method. The Company’s measurement date for all plans is December 31. The projected unit credit cost method is used for determining the unfunded executive pension cost for financial reporting purposes. Beginning in 2004, pension costs for the cash balance plan were determined based on the traditional unit credit cost method.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. This Standard required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The negative adjustment to accumulated other comprehensive income of $4.0 ($2.6, net of tax) at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, all of which were previously netted against the plans funded status in the Company’s statement of financial position pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s Consolidated Balance Sheet at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statements of income for the year ended December 31, 2006, or for any prior period

Convergys Corporation 2006 Annual Report  67

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

presented, and it will not effect the Company’s operating results in future periods. Had the Company not been required to adopt SFAS No. 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS No. 87. The effect of recognizing the additional minimum liability is included in table below in the column labeled “Prior to Application of SFAS No. 158.”

	At December 31, 2006
	Prior to Application of SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported

Cash Balance Plan:

Intangible asset	$5.0	$(5.0)	—

Accrued pension liability	32.7	—	$32.7

Accumulated other comprehensive loss	31.1	5.0	36.1

Executive Pension Plans:

Intangible asset	1.8	(1.8)	—

Accrued benefit cost	(81.4)	(4.5)	(85.9)

Accumulated other comprehensive loss	14.1	6.3	20.4

Components of pension cost and other amounts recognized in other comprehensive income for the cash balance plan are as follows:

	Year Ended December 31,
	2006	2005	2004

Service cost (benefits earned during the period)	$21.9	$21.9	$18.3

Interest cost on projected benefit obligation	10.6	10.3	9.8

Expected return on plan assets	(14.7)	(16.0)	(18.5)

Amortization and deferrals—net	1.7	0.5	0.1

Total pension cost	$19.5	$16.7	$9.7

Other comprehensive (income) loss	$(10.1)	$41.2	$—

As required under the Pension Protection Act of 2006, the vesting schedule under the cash balance plan will change from a five year schedule to a three year schedule effective January 1, 2008. This change is reflected in the calculation of benefit obligations as of December 31, 2006 for the cash balance plan. The reconciliation of the cash balance plan’s projected benefit obligation and the fair value of plan assets for the years ended December 31, 2006 and December 31, 2005, and the accumulated benefit obligation at December 31, 2006 and December 31, 2005 are as follows:

	At December 31,
	2006	2005

Change in benefit obligation:

Benefit obligation at beginning of year	$202.3	$185.2

Service cost	21.9	21.9

Interest cost	10.6	10.3

Change in plan provisions	2.2	—

Actuarial (gain) loss	—	16.8

Benefits paid	(22.3)	(31.9)

Benefit obligation at end of year	$214.7	$202.3

Change in plan assets:

Fair value of plan assets at beginning of year	$166.9	$187.0

Actual return on plan assets	23.6	10.8

Employer contribution	13.8	1.0

Benefits paid	(22.3)	(31.9)

Fair value of plan assets at end of year	$182.0	$166.9

Funded status	$(32.7)	$(35.5)

Unrecognized prior service cost	—	3.3

Unrecognized net loss	—	41.2

Net amount recognized	$(32.7)	$9.0

Accumulated Benefit Obligation	$214.7	$202.3

68  Convergys Corporation 2006 Annual Report

	At December 31,
	2006	2005

Amounts recognized in the Consolidated Balance Sheet consisted of:

Non-current asset	—	$3.3

Current asset	—	9.0

Non-current liability	$32.7	—

Additional minimum pension liability	—	44.5

Accumulated other comprehensive loss	36.1	41.2

Included in accumulated other comprehensive income at December 31, 2006 are unrecognized prior service costs of $5.0 ($3.3 net of tax) and unrecognized actuarial losses of $31.1 ($20.2 net of tax). The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2007 is $0.8 and $1.8, respectively.

Estimated future benefit payments from the cash balance plan for the following five years are as follows:

2007	$16.6

2008	20.4

2009	20.6

2010	20.9

2011	21.8

2012-2016	124.8

Total	$225.1

Components of pension cost and other amounts recognized in other comprehensive income for the unfunded executive pension plans are as follows:

	Year Ended December 31,
	2006	2005	2004

Service cost (benefits earned during the period)	$4.0	$4.5	$4.8

Interest cost on projected benefit obligation	4.3	4.7	5.0

Curtailment charge	—	0.9	0.7

Amortization and deferrals—net	1.2	1.5	1.4

Pension cost	$9.5	$11.6	$11.9

Other comprehensive loss (income)	$8.4	$2.1	$(11.6)

In October 2006, the Company approved an amendment to the supplemental, unfunded plan for senior executives reducing the benefit provided under that plan and this change is reflected in the calculation of benefit obligations as of December 31, 2006 for the executive pension plans. The reconciliation of the unfunded executive pension plans’ projected benefit obligation and the fair value of plan assets for the years ended December 31, 2006 and December 31, 2005, and the accumulated benefit obligation at December 31, 2006 and December 31, 2005 are as follows:

	At December 31,
	2006	2005

Change in benefit obligation:

Benefit obligation at beginning of year	$94.0	$90.1

Service cost	4.0	4.5

Interest cost	4.3	4.7

Change in plan provisions	(0.7)	—

Actuarial loss	(3.3)	4.3

Curtailment charge	—	(0.9)

Benefits paid	(12.4)	(8.7)

Benefit obligation at end of year	$85.9	$94.0

Funded status	$(85.9)	$(94.0)

Unrecognized prior service cost	—	2.8

Unrecognized net loss	—	22.8

Net amount recognized	(85.9)	$(68.4)

Accumulated benefit obligation at end of year	$80.6	$74.4

	At December 31,
	2006	2005

Amounts recognized in the Consolidated Balance Sheet consist of:

Non-current asset	—	$0.2

Current liability	$13.6	57.9

Non-current liability	72.3	16.4

Additional minimum pension liability	—	5.9

Accumulated other comprehensive loss	20.4	5.7

Convergys Corporation 2006 Annual Report  69

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

Included in accumulated other comprehensive income at December 31, 2006 is the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1.7 ($1.1 net of tax) and unrecognized actuarial losses $18.7 ($12.1 net of tax). The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2007 is $0.2 and $0.9, respectively.

Estimated future benefit payments from the unfunded executive plans for the following five years are as follows:

2007	$13.6

2008	8.2

2009	7.9

2010	6.7

2011	12.0

2012-2016	32.9

Total	$81.3

The following rates were used in determining the benefit obligations at December 31:

	At December 31,
	2006	2005

Discount rate—projected benefit obligation	5.75%	5.25-5.50%

Future compensation growth rate	4.00-5.00%	4.00-4.50%

Expected long-term rate of return on plan assets	8.50%	8.50%

The following rates were used in determining the pension cost for all years ended December 31:

	Year Ended December 31,
	2006	2005	2004

Discount rate—projected benefit obligation	5.25-5.50%	5.25-5.75%	6.25%

Future compensation growth rate	4.00-5.00%	4.00-4.75%	4.00-4.75%

Expected long-term rate of return on plan assets	8.50%	8.50%	9.00%

As of December 31, 2006 and 2005, plan assets for the cash balance plan consisted of approximately 70% of equity securities and 30% of fixed income instruments, respectively, which is consistent with the Company’s targeted allocation. Plan assets for the cash balance plan included $9.8 and $6.6 of Company common shares at December 31, 2006 and 2005. The investment objectives for the plan assets are to generate returns that will enable the plan to meets its future obligations. The Company’s expected long-term rate of return was determined based on the asset mix of the plan, past performance and other factors. The Company contributed $13.8 and $1.0 in 2006 and 2005, respectively, to fund its cash balance plan in order to satisfy its ERISA funding requirements. The Company expects to make $19.0 in contributions in 2007. No plan assets are expected to be returned to the Company during 2007.

Savings Plans

The Company sponsors a defined contribution plan covering substantially all U.S. employees. The Company’s contributions to the plan are based on matching a portion of the employee contributions. Total Company contributions to the defined contribution plan was $14.1, $13.9 and $13.4 for 2006, 2005 and 2004, respectively. Plan assets for these plans included 3.6 million ($85.2) and 3.8 million ($60.9) of Company common shares at December 31, 2006 and 2005, respectively.

Employee Postretirement Benefits Other Than Pensions

The Company sponsors postretirement health and life insurance plans for certain eligible employees. The Company funds life insurance benefits of certain retirees through a Voluntary Employee Benefit Association (VEBA) trust. Contributions to the VEBA are subject to IRS limitations developed using the aggregate cost method. The Company’s postretirement benefit cost was $3.4, $3.2 and $3.9 for 2006, 2005 and 2004, respectively. The $3.9 recognized in 2004 includes $0.4 in special termination benefits that resulted from the 2004 restructuring plan disclosed in Note 4 of Notes to Consolidated Financial

70  Convergys Corporation 2006 Annual Report

Statements. The accrued benefit costs pertaining to these benefits of $15.8 and $20.1 at December 31, 2006 and 2005, respectively, are classified with other long-term liabilities. Adoption of SFAS No.158 resulted in recording $7.3 ($4.7 net of tax) of accumulated other comprehensive income related to the Company’s postretirement health and life insurance plans.

9. Common and Preferred Shares

The Company’s Board of Directors has authorized the repurchase of up to 30 million common shares. Through December 31, 2006, the Company repurchased 25.3 million shares for total costs of $398.3 pursuant to these authorizations. At December 31, 2006, the Company has authorized the repurchase of up to 4.7 million additional common shares.

Below is a summary of the Company’s share repurchases for the years ended December 31, 2006, 2005 and 2004:

2006	6.1 million	$126.5

2005	3.7 million	$49.6

2004	1.9 million	$26.3

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

Preferred Shares

The Company is authorized to issue up to 5 million preferred shares, of which 4 million would have voting rights. At December 31, 2006 and 2005, there were no preferred shares outstanding.

10. Stock-Based Compensation Plans

At December 31, 2006, the Company had authorized 38 million common shares for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan (Convergys LTIP), as amended on February 24, 2004. The Convergys LTIP provides for the issuance of stock-based awards to certain employees and Directors. From time to time, the Company grants restricted stock awards that generally vest over terms of three to five years, pursuant to the plan. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares (other than the right to transfer the shares). Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The Company also granted stock options with exercise prices that are no less than market value of the stock at the grant date and have a ten-year term and vesting terms of three to four years. Since early 2004, the Company has not issued any stock options to employees or Directors. Instead, the Company began granting certain employees and Directors restricted stock units. Unlike the restricted stock awards discussed above, the restricted stock units do not possess dividend or voting rights. The restricted stock units consist of both time-related and performance-related units. The restrictions for the time-related restricted stock units lapse three years after the grant date. The performance-related units vest upon the Company’s satisfaction of certain financial performance conditions (relative stock return). Performance-related units that have not vested by the end of three years from the grant date (i.e. the performance conditions for vesting of those units have not been met within that period) are forfeited.

Convergys Corporation 2006 Annual Report  71

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

The following table shows certain information as of December 31, 2006, with respect to compensation plans under which our common shares are authorized for issuance:

	No. of Common Shares to be issued upon exercise	Weighted average exercise price	Common shares available for future issuance

Equity compensation plans approved by shareholders [1]

Stock options	12,789,214	$28.83	[1	]

Restricted stock	313,500	N/A	[1	]

Restricted stock units	4,098,295	N/A	[1	]

Equity compensation plans not approved by shareholders [2]	38,968	$4.87	—

Total	17,239,977	$28.75

[1]

The Company had authorized 38 million common shares for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan. At December 31, 2006, 7.2 million shares remain available for future issuance.

[2]	In connection with our 2001 acquisition of Geneva Technology Ltd. (Geneva), we converted outstanding options to acquire Geneva shares into options to acquire our common shares.

On January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Under this method, the Company has not restated results for prior periods. Under SFAS No. 123(R), the Company has elected to recognize the compensation cost of all share-based awards on a straight-line basis over the remaining vesting period of the award. Benefits of tax deductions in excess of recognized compensation expense are now reported as a financing cash flow, rather than an operating cash flow as prescribed under the prior accounting rules. Further, upon the adoption of SFAS No. 123(R), the Company applied an estimated forfeiture rate to unvested awards when computing the stock compensation related expenses. Previously, the Company recorded forfeitures as incurred. The Company estimated the forfeiture rate for unvested awards based on its historical experience during the preceding two calendar years. The Company has historically applied a nominal vesting approach for employee stock-based compensation awards with retirement eligible provisions. Under the nominal vesting approach, the Company recognizes compensation cost over the vesting period and, if the employee retires before the end of the vesting period, the Company recognizes any remaining unrecognized compensation cost at the date of retirement. Upon adoption of SFAS No. 123(R), the Company applied a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting.

Prior to January 1, 2006, Convergys accounted for its stock-based compensation plan under the intrinsic value method of accounting as defined by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for non-qualified stock option awards as the exercise price of the awards on the date of grant was equal to the current market price of the Company’s stock. However, the Company did recognize compensation expense in connection with the issuance of restricted stock and restricted stock units. The primary effect of the adoption of SFAS No. 123(R) resulted in compensation expense being recorded for stock options.

The Company’s operating results reflect stock-based compensation expense of $31.3, $23.5 and $19.2 for the years ended December 31, 2006, 2005 and 2004, respectively. Included in the stock compensation expense of $31.3 is pretax compensation expense of $0.9 ($0.6, net of tax) related to the expensing of the Company’s previously-issued stock options for the year ended December 31, 2006 due to the adoption of SFAS No. 123(R).

72  Convergys Corporation 2006 Annual Report

Stock Options

The weighted average fair value on the date of grant for the Convergys stock options granted during 2004 was $7.48. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Ended December 31,	2004

Expected volatility	45.7%

Risk free interest rate	3.0%

Expected holding period, in years	4

Presented below is a summary of Company stock option activity:

Shares (in Thousands)	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2003	21,190	$24.59

Options granted in 2004	4	19.12

Options exercised in 2004	(771)	7.36

Options forfeited in 2004	(956)	27.15

Options outstanding at December 31, 2004	19,467	$25.10

Options exercisable at December 31, 2004	15,226	$26.31

Options granted in 2005	—	—

Options exercised in 2005	(1,159)	8.97

Options forfeited in 2005	(1,424)	28.74

Options outstanding at December 31, 2005	16,884	$25.91

Options exercisable at December 31, 2005	15,349	$27.31

Options granted in 2006	—	—

Options exercised in 2006	(3,490)	14.50

Options forfeited in 2006	(566)	33.19

Options outstanding at December 31, 2006	12,828	$28.69

Options exercisable at December 31, 2006	12,828	$28.69

The weighted average remaining contractual term for both the outstanding and exercisable options at December 31, 2006 was approximately 3.9 years. The weighted average grant date fair value per share for the outstanding and exercisable options at December 31, 2006 was $12.23.

The following table summarizes the status of the Company stock options outstanding and exercisable at December 31, 2006:

Shares in Thousands		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$4.36 to $7.74	39	0.6	$4.87	39	$4.87

$11.55 to $11.55	1,571	6.0	11.55	1,571	11.55

$12.00 to $17.21	1,285	3.7	14.22	1,285	14.22

$17.32 to $21.81	870	1.9	18.23	870	18.23

$22.22 to $22.22	1,329	2.0	22.22	1,329	22.22

$24.75 to $29.32	186	5.3	27.68	186	27.68

$29.53 to $29.53	1,921	3.0	29.53	1,921	29.53

$29.77 to $36.49	212	4.3	33.45	212	33.45

$36.67 to $36.67	2,445	5.0	36.67	2,445	36.67

$37.12 to $52.53	2,970	3.9	42.88	2,970	42.88

Total	12,828	3.9	$28.69	12,828	$28.69

Restricted Stock Awards and Restricted Stock Units

During 2006, 2005 and 2004, the Company granted 1.8 million, 2.0 million and 2.0 million of restricted stock and restricted stock units, respectively. The weighted average fair values of these grants were $18.10, $13.97 and $15.14, respectively. Included in the total grants were 0.6 million of performance-related restricted stock units for each of the years 2006, 2005 and 2004.

As a part of our adoption of SFAS No. 123(R), the Company used a Monte Carlo simulation model to estimate the fair value for performance-based restricted stock units issued during 2006. The assumptions used in the

Convergys Corporation 2006 Annual Report  73

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

Monte Carlo Simulation Model for performance-based restricted stock units granted during 2006 are noted in the table below. Expected volatilities are based on historical volatility and daily returns for the six-year period of the Company’s stock and its peer group. Expected market risk premium is based on historical risk premium of equity markets over the risk-free interest rate over the past 60 years. The expected term of the awards granted is derived from the output of the valuation model and represents the period of time that the awards granted are expected to be outstanding. The risk-free interest rate for the expected term of the award granted is based on the U.S. Treasury yield curve in effect at the time of grant.

December 31, 2006

Expected volatility	32%-80%

Expected market risk premium	8.5%

Expected term (in years)	6.0

Risk-free interest rate	4.6%

The total compensation cost related to non-vested restricted stock and restricted stock units not yet recognized as of December 31, 2006 was approximately $23.1, which is expected to be recognized over a weighted average of 1.2 years. Changes to non-vested restricted stock and restricted stock units for the year ended December 31, 2006 were as follows:

Amounts in millions	Number of Shares	Weighted Average Fair Value at Date Of Grant

Non-vested at December 31, 2005	3.9	$14.72

Granted	1.8	18.10

Vested	(1.0)	(22.29)

Forfeited	(0.3)	(15.94)

Non-vested at December 31, 2006	4.4	$15.76

11. Commitments and Contingencies

Commitments

The Company leases certain facilities and equipment used in its operations under operating leases. Total rent expense was $86.2, $98.9 and $93.1 in 2006, 2005 and 2004, respectively.

At December 31, 2006, the total minimum rental commitments under non-cancelable operating leases are as follows:

2007	$57.6

2008	41.5

2009	29.9

2010	20.1

2011	12.8

Thereafter	41.5

Total	$203.4

The Company leases certain equipment and facilities used in its operations under operating leases. This includes its office complex in Orlando, Florida, which is leased from Wachovia Development Corporation (Lessor), a wholly owned subsidiary of Wachovia Corporation, under an agreement that expires in June 2010. Upon termination or expiration of the lease, the Company must either purchase the property from the Lessor for $65.0 or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than the $65.0, the amount paid by the Lessor for the purchase of the complex from an unrelated third party, the Company has agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, the Company is entitled to collect the excess. At the inception of the lease, the Company recognized a liability of approximately $5 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. The Company recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which is being amortized to rental expense over the lease term. The liability will remain on the balance sheet until the end of the lease term. Under the terms of the lease, the Company will also provide certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such

74  Convergys Corporation 2006 Annual Report

exposure or the fair value. The Company does not expect such amounts, if any, to be material. The Company has concluded that it is not required to consolidate the Lessor pursuant to Financial Accounting Standards Board Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51.

In July 2006, the Company sold its data center facilities in Jacksonville, Florida and entered into an agreement with the buyer to lease part of the building back for 10 years at $1.6 per year. As part of the agreement, the Company has a right of first offer and can prevent the buyer from selling the property to certain parties at the end of the lease term. Therefore, in accordance with SFAS No. 66, “Accounting For Sales of Real Estate,” the Company is deemed to have a continuing involvement with the buyer and, hence, has not accounted for this transaction as a sale. Therefore, no gain or loss on this transaction was recorded. The transaction is accounted under the financing method in accordance with SFAS No. 98, “Accounting for Leases.”

At December 31, 2006, the Company had outstanding letters of credit of approximately $33 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material.

The Company also has purchase commitments with three telecommunications providers of $36.2 and $26.1 in 2007 and 2008, respectively.

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

As disclosed in Note 2 of Notes to Consolidated Financial Statements, Convergys is a limited partner of Cincinnati SMSA Limited Partnership. From December 2003 through February 2004, six separate lawsuits were filed in the Court of Common Pleas, Cuyahoga County, Ohio, against Cincinnati SMSA Limited Partnership and other defendants. Five of the suits were filed by companies purporting to be resellers (the “Resellers Cases”), while the sixth was filed by an individual consumer purporting to represent a class of damaged consumers (the “Consumer Case”). Each of the Reseller Cases seeks damages ranging from $1 to $3 plus treble damages under Ohio law. The Consumer Case seeks damages in excess of $60 plus treble damages under Ohio law. All five of the Reseller Cases were dismissed. However, during the fourth quarter of 2005, two of these dismissals were reversed and reinstated by the Ohio 8th District Court of Appeals. Cincinnati SMSA Limited Partnership sought review of these two reversals in the Ohio Supreme Court. Oral argument was held before the Ohio Supreme Court on January 9, 2007 and the court has not yet rendered a decision in these matters.

Four claims were also filed at the Public Utilities Commission of Ohio (PUCO). Three of the four were filed by plaintiffs who had also initiated actions in Court of Common Pleas, Cuyahoga County, and that were either dismissed by the trial court or voluntarily dismissed. The PUCO dismissed the complaints and the cases were appealed to the Ohio Supreme Court. The Ohio Supreme Court affirmed the dismissals of these four cases.

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

Pursuant to the partnership agreement, Convergys, as a limited partner, has no right to direct or participate in the

Convergys Corporation 2006 Annual Report  75

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

defense of these actions and, therefore, has no current ability to assess the merit of any claims made in these actions or identify any possible loss, which could result from these claims against the partnership.

Global Docugraphix, Inc., also known as Document Imaging, Inc., and GDXdata (GDX), is an electronic document management company previously engaged by the Company to perform work under the Company’s human resources outsourcing contract with the Florida Department of Management Services (“DMS”). GDX, together with its parent company, Global Docugraphix, Inc., are defendants in a false claims action filed on behalf of the State of Florida by two former employees of GDX on or around March 1, 2005 under seal in the Circuit Court of the Second Judicial Circuit in Leon County, Florida. The complaint alleges that GDX submitted invoices for work performed by GDX, which work was in violation of its subcontract with Convergys, and Convergys’ contract with DMS, involving the security of the human resources data provided to GDX. The Complaint further alleges that by submitting such allegedly false invoices, which allegedly were paid from funds paid to Convergys by the State, GDX submitted false invoices to the State. The Complaint seeks treble damages, penalties, attorney fees and costs from GDX based on the amount of the allegedly improper invoices. The State of Florida’s Attorney General’s office has not intervened in this case, but continues to monitor it.

On April 12, 2006, GDX and Global Docugraphix, Inc. filed a Motion to Dismiss the lawsuit (“Motion”). The Motion remains pending before the Court. In addition, Global Docugraphix, Inc. has filed a suggestion of bankruptcy.

Convergys is not a party to this litigation and both Convergys and the State continue to investigate the allegations against GDX. The Company is providing certain credit protection and credit monitoring services to State of Florida employees who have chosen to enroll in these services. The Company continues to provide services to the State of Florida pursuant to the existing human resources outsourcing contract identified above. At December 31, 2006, the Company does not believe this matter will have a materially adverse impact on the financial condition of the Company.

The Company has the right to seek indemnity against GDX for any claims brought against the Company or losses suffered by the Company as a result of the actions and conduct of GDX.

On January 3, 2006, in the Circuit Court of Leon County, Florida, Samuel McDowell, a former employee of the Company, as Relator, filed a false claims action alleging that the Company failed to provide proper data security under the Company’s contract with DMS, and as a result, falsely invoiced the State of Florida. The State of Florida’s Attorney General’s office exercised its right to intervene in this action. The Company has been served with the Complaint, but has not yet been required to respond.

Because the claim relates to the Company’s contract with DMS, the Attorney General has invoked the pre-suit dispute resolution procedures set forth in such contract, which require various discussions and then mediation between the parties to determine whether the claims can be resolved without resorting to further litigation. Discussions are continuing. While we have made progress in the discussions, this matter was not resolved at December 31, 2006, but the Company does not believe this matter will have a materially adverse impact on the Company’s financial condition.

The Company is currently attempting to resolve tax audits relating to prior years in various jurisdictions. The Company believes that it is appropriately reserved with regard to these audits as of December 31, 2006. However, to the extent that the ultimate resolutions vary from the amounts reserved, such impact would be recorded to the tax provision in the period in which such resolution is reached.

76  Convergys Corporation 2006 Annual Report

12. Additional Financial Information

	At December 31,
	2006	2005

Property and equipment, net:

Land	$17.0	$17.0

Buildings	147.2	144.9

Leasehold improvements	170.4	157.5

Equipment	599.7	567.2

Software	387.0	374.2

Construction in progress and other	28.8	38.6

	1,350.1	1,299.4

Less: Accumulated depreciation	(981.5)	(894.7)

	$368.6	$404.7

Payables and other current liabilities:

Accounts payable	$27.2	$31.1

Accrued taxes	94.7	57.0

Accrued payroll-related expenses	152.1	117.0

Executive deferred compensation plan	8.6	57.9

Accrued expenses, other	105.2	88.2

Restructuring and exit costs	23.5	28.1

Deferred revenue and government grants	100.7	103.8

	$512.0	$483.1

Accumulated other comprehensive income:

Currency translation adjustments	$27.4	$21.9

Minimum pension liability, net of tax benefit of $0.0 and $16.4	—	(30.5)

Pension liability, net of tax benefit of $17.2 and $0.0	(32.0)	—

Unrealized gain on hedging activities, net of tax of $4.4 and $5.7	8.3	10.5

	$3.7	$1.9

At December 31, 2006, the pension liability of $32.0 represented the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87 and SFAS No. 106. See Note 8 to the Notes to Consolidated Financial Statements for discussion related to the Company’s adoption of employee benefit plans.

Cellular Partnerships

Summarized financial information for the Cellular Partnerships is as follows:

	At December 31,
	2006	2005	2004

Current assets	$36.3	$49.4	$20.3

Non-current assets	268.2	235.7	185.0

Current liabilities	36.2	36.2	25.2

Non-current liabilities	106.8	104.7	100.4

	Year Ended December 31,
	2006	2005	2004

Revenues	$394.0	$338.7	$236.6

Operating income	37.8	30.1	8.2

Net income	34.1	32.6	4.5

13. Industry Segment and Geographic Operations

Industry Segment Information

As described in Note 1, the Company has three segments, which are identified by service offerings. Customer Care provides outsourced customer care services and professional and consulting services to in-house customer care operations. Information Management provides outsourced billing and information services and software. Employee Care provides HR BPO solutions. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.

Convergys Corporation 2006 Annual Report  77

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Year Ended December 31,
	2006	2005	2004

Revenues:

Customer Care	$1,803.1	$1,641.5	$1,594.2

Information Management	775.3	778.1	748.5

Employee Care	211.4	162.5	145.0

	$2,789.8	$2,582.1	$2,487.7

Depreciation:

Customer Care	$65.4	$68.7	$68.7

Information Management	33.6	32.3	32.9

Employee Care	12.8	11.4	7.6

Corporate	18.3	13.7	9.9

	$130.1	$126.1	$119.1

Amortization:

Customer Care	$4.0	$10.7	$9.5

Information Management	6.9	8.0	10.7

Employee Care	1.7	2.5	1.9

	$12.6	$21.2	$22.1

Operating Income (Loss):

Customer Care	$202.4	$154.3	$184.5

Information Management	124.5	145.1	73.0

Employee Care	(38.4)	(50.4)	(53.1)

Corporate and other	(35.6)	(25.4)	(18.9)

	$252.9	$223.6	$185.5

Restructuring Charges:

Customer Care	$6.5	$13.8	$(3.5)

Information Management	0.8	—	25.8

Employee Care	2.1	1.3	2.6

Corporate and other	3.1	6.1	5.5

	$12.5	$21.2	$30.4

	Year Ended December 31,
	2006	2005	2004

Capital Expenditures: [1]

Customer Care	$39.8	$44.8	$64.8

Information Management	33.4	26.0	44.0

Employee Care	10.3	14.2	8.0

Corporate and other	21.4	46.4	39.4

	$104.9	$131.4	$156.2

	At December 31,
	2006	2005

Total Assets:

Customer Care	$1,101.7	$819.0

Information Management	616.3	484.5

Employee Care	422.1	281.3

Corporate and other	400.2	826.6

	$2,540.3	$2,411.4

Intersegment revenues are for services charged at rates that approximate cost.

[1]	Excluding proceeds from the disposal of property and equipment.

Geographic Operations

The following table presents certain geographic information regarding the Company’s operations:

	Year Ended December 31,
	2006	2005	2004

Revenues:

North America	$2,475.4	$2,353.7	$2,281.9

Rest of World	314.4	228.4	205.8

	$2,789.8	$2,582.1	$2,487.7

	At December 31,
	2006	2005	2004

Long-lived Assets:

North America	$1,415.5	$1,375.1	$1,366.7

Rest of World	187.9	165.5	162.5

	$1,603.4	$1,540.6	$1,529.2

78  Convergys Corporation 2006 Annual Report

Concentrations

The Customer Care and Information Management segments derive significant revenues from AT&T Inc. Revenues from AT&T were 15.3%, 19.6% and 24.7% of the Company’s consolidated revenues for 2006, 2005 and 2004, respectively. Related accounts receivable from AT&T totaled $73.3 and $75.7 at December 31, 2006 and 2005, respectively.

14. Earnings Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Shares (in Millions)	Net Income	Shares	Per Share Amount

2006:

Basic EPS	$166.2	138.4	$1.20

Effect of dilutive securities:

Stock-based compensation arrangements	—	3.3	0.03

Diluted EPS	$166.2	141.7	$1.17

2005:

Basic EPS	$122.6	140.0	$0.88

Effect of dilutive securities:

Stock-based compensation arrangements	—	2.9	0.02

Diluted EPS	$122.6	142.9	$0.86

2004:

Basic EPS	$111.5	141.4	$0.79

Effect of dilutive securities:

Stock-based compensation arrangements	—	4.0	0.02

Diluted EPS	$111.5	145.4	$0.77

The diluted EPS calculation excludes the effect of 7.5 million, 11.4 million and 14.5 million outstanding stock options for the years ended December 31, 2006, 2005 and 2004, respectively, because they are anti-dilutive.

15. Financial Instruments

The Company had derivative liabilities related to outstanding forward exchange contracts and options maturing within 36 months, consisting primarily of Canadian dollar, Indian rupee and Philippine peso contracts with a notional value of $562.7 and $609.6 at December 31, 2006 and 2005, respectively. These derivatives were classified as other current assets of $16.9 and $23.6 and other current liabilities of $3.2 and $3.7 at December 31, 2006 and 2005, respectively. The Company recorded deferred tax liabilities of $4.4 and $5.7 related to these derivatives at December 31, 2006 and 2005, respectively. A total of $8.3 and $10.5 of deferred gains, net of tax, on derivative instruments in 2006 and 2005, respectively, were accumulated in other comprehensive income. The amount expected to be reclassified to earnings from other comprehensive income during the next 12 months is $8.5.

During 2006, 2005 and 2004, the Company recorded net gains of $22.8, $31.3 and $31.1, respectively, related to the settlement of forward contracts and options that were designated as cash flow hedges. These amounts have been classified together with the hedged transactions in the consolidated statement of income as costs of providing service.

During 2005, the Company discontinued cash flow hedge accounting treatment for a limited number of forward exchange contracts when it was determined that the forecasted transaction was not going to occur. Accordingly, the Company reclassified $0.3 of gains from other comprehensive income to earnings (classified with other expense) as a result of the discontinuance of cash flow hedges. There were no similar reclassifications in 2006.

During 2006, 2005 and 2004, the Company recognized $0.8, $5.4 and ($1.4) of other expense related to changes in the fair value of derivative instruments not designated as hedges.

Convergys Corporation 2006 Annual Report  79

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

During 2006, 2005 and 2004, the Company recorded foreign currency losses of $1.2, $7.1 and $2.1, respectively. This was classified with other expenses.

16. Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter		3rd Quarter	4th Quarter		Total
2006:
Revenues	$675.3	$691.8		$702.7	$720.0		$2,789.8
Operating income	$62.0	$62.8		$69.7	$58.4		$252.9
Net income	$36.7	$39.8		$45.2	$44.5		$166.2
Earnings per share:
Basic	$0.26	$0.29		$0.33	$0.32		$1.20
Diluted	$0.26	$0.28		$0.32	$0.32		$1.17

2005:
Revenues	$637.3	$630.4		$644.8	$669.6		$2,582.1
Operating income	$51.9	$38.0		$67.0	$66.7		$223.6
Net income	$31.2	$25.6		$42.4	$23.4		$122.6
Earnings per share:
Basic	$0.22	$0.18		$0.30	$0.17		$0.88
Diluted	$0.22	$0.18		$0.30	$0.16		$0.86

Segment Data:

Customer Care

2006:
Revenues	$434.0	$446.2		$454.8	$468.1		$1,803.1
Operating income	$46.2	$48.2		$54.5	$53.5	[1]	$202.4

2005:
Revenues	$411.9	$391.7		$413.4	$424.5		$1,641.5
Operating income	$38.8	$19.6	[2]	$48.8	$47.1	[3]	$154.3

Information Management

2006:
Revenues	$188.8	$195.4		$197.1	$194.0		$775.3
Operating income	$31.5	$30.5		$31.3	$31.2	[4]	$124.5

2005:
Revenues	$189.8	$200.7		$190.7	$196.9		$778.1
Operating income	$33.4	$36.4		$34.5	$40.8		$145.1

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Employee Care

2006:
Revenues	$52.5	$50.2	$50.8	$57.9	$211.4
Operating income	$(9.6)	$(8.2)	$(8.6)	$(12.0)[5]	$(38.4)

2005:
Revenues	$35.6	$38.0	$40.7	$48.2	$162.5
Operating income	$(17.3)	$(12.5)	$(10.5)	$(10.1)[6]	$(50.4)

[1]	Includes $6.5 in restructuring charges.
[2]	Includes $8.3 in restructuring charges.
[3]	Includes $5.5 in restructuring charges.
[4]	Includes $0.8 in restructuring charges.
[5]	Includes $2.1 in restructuring charges.
[6]	Includes $1.3 in restructuring charges.

17. Subsequent Event

On February 20, 2007, the Company’s Chairman and Chief Executive Officer, James F. Orr, announced his intention to retire at the end of 2007. The Company’s Board of Directors has elected David F. Dougherty, currently President and Chief Operating Officer of the Company, to become President and Chief Executive Officer effective at the Annual Meeting of Shareholders on April 17, 2007. Mr. Orr will remain as Chairman of the Board of Directors until his retirement on December 31, 2007.

80  Convergys Corporation 2006 Annual Report

Item 9., 9A. and 9B.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements with accountants on any accounting or financial disclosure or auditing scope or procedure occurred during 2006.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with General Counsel, the Chief Accounting Officer and other key employees, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Sarbanes-Oxley Act) as of the year ended December 31, 2006. Based on this review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act, as amended, is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Convergys’ management is also responsible for establishing and maintaining adequate internal control over financial reporting that is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s independent registered accounting firm, Ernst & Young LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 45.

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

Item 9B. Other Information

None.

Convergys Corporation 2006 Annual Report  81

Part III, Item 10. through 14.

Part III

Item 10. Directors and Officers of the Registrant

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors, Audit Committee financial experts, Financial Code of Ethics and Section 16 compliance is incorporated herein by reference to the section of the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 17, 2007.

Certain information concerning the executive officers of the Company is contained on Page 13 of this Form 10-K.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 17, 2007.

The remaining information called for by this Item relating to “securities authorized for issuance under equity compensation plans” is incorporated by reference to Note 10 of Notes to Consolidated Financial Statements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Share Ownership of Directors and Officers section is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 17, 2007.

Item 13. Certain Relationships and Related Transactions

Relationships and related transactions section is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 17, 2007.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 17, 2007.

82  Convergys Corporation 2006 Annual Report

Part IV, Items 15., 15(a)(1) and (2)

Part IV

Item 15. Exhibits, Financial Statement Schedule

Item 15(a)(1) and (2). List of Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Convergys are included in Item 8:

Page

(1) Consolidated Financial Statements:

Consolidated Statements of Income and Comprehensive Income	47

Consolidated Balance Sheets	48

Consolidated Statements of Cash Flows	49

Consolidated Statements of Shareholders’ Equity	50

Notes to Consolidated Financial Statements	51

Report of Independent Registered Public Accounting Firm	46

(2) Financial Statement Schedule:

II—Valuation and Qualifying Accounts	86

Financial statement schedules other than that listed above have been omitted because the required information is not required or applicable.

(3) Exhibits:

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

Exhibit Number

3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to Form S-3 filed on August 10, 2000, File No. 333-43404.)

3.2	Regulations of the Company. (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-53619.)

4	Rights Agreement dated November 30, 1998 between Convergys Corporation and The Fifth Third Bank. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed December 23, 1998, File No. 001-14379.)

10.1	Convergys Corporation 1998 Long-Term Incentive Plan as amended effective as of February 24, 2004. (Incorporated by reference to Appendix III of the Company’s proxy statement on Schedule 14A dated March 12, 2004, File No. 001-14379.) *

10.2	Convergys Corporation Deferred Compensation and LTIP Award Deferral Plan for Non-Employee Directors as amended and restated effective February 24, 2004. (Incorporated by reference to Exhibit 10.24 to Form 10-Q filed on August 9, 2004, File No. 001-14379.) *

10.3	Convergys Corporation Executive Deferred Compensation Plan as amended October 29, 2001 and February 24, 2004. (Incorporated by reference to Exhibit 10.3 to the Company’s 2001 Annual Report on Form 10-K and to Exhibit 10.25 to Form 10-Q filed on August 9, 2004, File No. 001-14379.) *

10.4	Employment Agreement between the Company and James F. Orr and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.8 to the Company’s 1998 Annual Report on Form 10-K filed on March 29, 1999, File No. 001-14379.) *

10.5	Employment Agreement between the Company and Steven G. Rolls and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.10 to the Company’s 1998 Annual Report on Form 10-K filed on March 29, 1999, File No. 001-14379.) *

10.6	Employment Agreement between the Company and David F. Dougherty and December 16, 1998 Amendment to Employment Agreement. (Incorporated by reference to Exhibit 10.12 to the Company’s 1998 Annual Report on Form 10-K filed on March 29, 1999, File No. 001-14379.) *

Convergys Corporation 2006 Annual Report  83

Part IV (continued)

10.7	Employment Agreement between the Company and Earl C. Shanks. (Incorporated by reference to Exhibit 10.10 to the Company’s 2003 Annual Report on Form 10-K filed on March 5, 2004, File No. 001-14379.) *

10.8	Employment Agreement between the Company and William H. Hawkins II. (Incorporated by reference to Exhibit 10.9 to the Company’s 2003 Annual Report on Form 10-K filed on March 5, 2004, File No. 001-14379.) *

10.9	Employment Agreement between the Company and Clark D. Handy. *

10.10	Convergys Corporation Supplemental Executive Retirement Plan as amended and restated effective February 27, 2001 and subsequently amended effective January 1, 2004. (Incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 3, 2005, File No. 001-14379.) *

10.10.1	Amendment to Convergys Corporation Supplemental Executive Retirement Plan effective January 1, 2007. *

10.11	Convergys Corporation Employee Stock Purchase Plan. (Incorporated by reference to Appendix IV of the Company’s proxy statement on Schedule 14A filed on March 12, 2004, File No. 001-14379.) *

10.12	$400,000,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of October 20, 2006. (Incorporated by reference to Form 8-K dated October 20, 2006, File No. 001-14379.)

10.13	Convergys Corporation Retirement and Savings Plan. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on July 19, 2002, File No. 333-96733.) *

10.14	Participation Agreement between Convergys Corporation, Various Guarantors and Wachovia Development Corporation dated as of June 30, 2003. (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 12, 2003, File No. 001-14379.)

10.15	Amended and Restated Lease Agreement between Wachovia Development Corporation and Convergys Corporation as of June 30, 2003. (Incorporated by reference to Exhibit 10.2 to Form 10-Q on August 12, 2003, File No. 001-14379.)

10.16	Security Agreement between Wachovia Development Corporation and Wachovia Bank, National Association and accepted and agreed to by Convergys Corporation as of June 30, 2003. (Incorporated by reference to Exhibit 10.3 to Form 10-Q on August 12, 2003, File No. 001-14379.)

10.17	Assignment and Recharacterization Agreement between Convergys Corporation, Wells Fargo Bank Northwest, National Association, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 to Form 10-Q on August 12, 2003, File No. 001-14379.)

10.18	$55,500,000 Promissory Note with General Electric Capital Assurance Company dated as of November 7, 2003. (Incorporated by reference to Exhibit 10.20 to the Company’s 2003 Annual Report of Form 10-K filed on March 5, 2004, File No. 001-14379.)

10.19	Geneva Technology Limited Unapproved Share Option Scheme 1998. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on August 7, 2001, File No. 333-66992.) *

10.20	Convergys Corporation Canadian Employee Share Plan. (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on December 29, 1999, File No. 333-86137.) *

10.21	Supplemental Indenture No. 1 for the $250,000,000 of 4.875% Senior Notes dated December 16, 2004. (Incorporated by reference to Item 8.01 to Form 8-K filed on December 22, 2004, File No. 001-14379.)

84  Convergys Corporation 2006 Annual Report

Part IV (continued), Item 15(b) and (c).

10.22	Annual Executive Incentive Plan. (Incorporated by reference to Exhibit 1 to Form 8-K filed on February 24, 2005, File No. 001-14379.) *

10.23	Form Time-Based Restricted Stock Unit Award Agreement for Non-Employee Directors. (Incorporated by reference to Exhibit 10.23 to Form 10-K filed on March 3, 2005, File No. 001-14379.) *

10.24	Form Time-Based Restricted Stock Unit Award Agreement for Employees. (Incorporated by reference to Exhibit 10.24 to Form 10-K filed March 6, 2006, File No. 001-14379.) *

10.25	Form Performance-Based Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.25 to Form 10-K filed March 6, 2006, File No. 001-14379.) *

10.26	Form Performance-Based Restricted Stock Unit Award Agreement for Senior Executives. (Incorporated by reference to Exhibit 10.26 to Form 10-K filed March 6, 2006, File No. 001-14379.) *

10.26.1	Form Performance-Based Restricted Stock Unit Award Agreement. *

10.27	Form Performance Unit Award Agreement. (Incorporated by reference to Exhibit 10.27 to Form 10-K filed on March 3, 2005, File No. 001-14379.) *

10.27.1 Form Performance Unit Award Agreement. *

10.28	Summary of Description of Compensation of Directors. (Incorporated by reference to Exhibit 10.28 to Form 10-Q filed on May 5, 2005, File No. 001-14379.) *

10.29	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 15, 2005, File No. 001-14379.) *

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

14	Code of Ethics (Incorporated by reference to the Company’s proxy statement relating to its annual meeting of shareholders held on April 18, 2006.)

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Rule 13(a) - 14(a) Certification by Chief Executive Officer.

31.2	Rule 13(a) - 14(a) Certification by Chief Financial Officer.

32	Section 1350 Certifications.

*	Management contract or compensatory plan or arrangement.

The Company will furnish, without charge, to a security holder upon request, a copy of the documents, or the portions thereof, which are incorporated by reference, and will furnish any other exhibit at cost.

Item 15(b) and (c). Exhibits and Financial Statement Schedule

The responses to these portions of Item 15 are submitted as a separate section of this report.

Convergys Corporation 2006 Annual Report  85

Convergys Corporation

Schedule II — Valuation and Qualifying Accounts

(Millions of Dollars)

COL. A	COL. B	COL. C			COL. D		COL. E
		Additions
		(1)		(2)
Description	Balance at Beginning of Period	Charged to Expense		Charged to Other Accounts	Deductions		Balance at End of Period

Year 2006

Allowance for Doubtful Accounts	$10.0	$8.4		—	$6.4	[a]	$12.0

Deferred Tax Asset Valuation Allow.	$78.0	$3.6	[b]	$(8.0)[c]	—		$73.6

Restructuring Reserve	$28.1	$24.6		—	$29.2		$23.5

Year 2005

Allowance for Doubtful Accounts	$17.9	$4.8		—	$12.7	[a]	$10.0

Deferred Tax Asset Valuation Allow.	$75.7	$3.5	[d]	$(1.2)[e]	—		$78.0

Restructuring Reserve	$61.2	$18.1		—	$51.2		$28.1

Year 2004

Allowance for Doubtful Accounts	$20.4	$1.6		—	$4.1	[a]	$17.9

Deferred Tax Asset Valuation Allow.	$37.6	$5.4	[f]	$32.7 [e]	—		$75.7

Restructuring Reserve	$62.7	$26.0		—	$27.5		$61.2

[a]	Primarily includes amounts written off as uncollectible.
[b]	Amounts relate to valuation allowances recorded for state and foreign operating loss carryforwards.
[c]	$3.4 includes the impact of foreign currency translation adjustments related to foreign deferred taxes offset by ($11.4) which primarily includes the release of foreign valuation allowances related to the utilization of foreign net operating losses in the current year.
[d]	Amounts relate to valuation allowances recorded for state and foreign operating loss carryforwards and domestic capital loss carryforwards.
[e]	Includes valuation allowances related to operating loss carryforwards acquired in connection with business combinations made during 2004, as well as the impact of foreign currency translation adjustment.
[f]	Amounts relate to valuation allowances recorded for state and foreign operating loss and tax credit carryforwards.

86  Convergys Corporation 2006 Annual Report

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERGYS CORPORATION

February 28, 2007	By	/s/ Earl C. Shanks
Earl C. Shanks Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

JAMES F. ORR* James F. Orr	Chairman of the Board; Principal Executive Officer; Chief Executive Officer and Director

EARL C. SHANKS* Earl C. Shanks	Principal Financial Officer; Chief Financial Officer

Timothy M. Wesolowski* Timothy M. Wesolowski	Principal Accounting Officer; Senior Vice President and Controller

ZOË BAIRD* Zoë Baird	Director

JOHN F. BARRETT* John F. Barrett	Director

DAVID B. DILLON* David B. Dillon	Director

DAVID F. DOUGHERTY* David F. Dougherty	Director

ERIC C. FAST* Eric C. Fast	Director

JOSEPH E. GIBBS* Joseph E. Gibbs	Director

ROGER L. HOWE* Roger L. Howe	Director

STEVEN C. MASON* Steven C. Mason	Director

PHILIP A. ODEEN* Philip A. Odeen	Director

SIDNEY A. RIBEAU* Sidney A. Ribeau	Director

DAVID R. WHITWAM* David R. Whitwam	Director

*By: /s/ Earl C. Shanks Earl C. Shanks as attorney-in-fact and as Chief Financial Officer		February 28, 2007

Convergys Corporation 2006 Annual Report  87