Form 10-Q
period 2007-03-31
CONVERGYS CORP
filed 2007-05-08
CIK 1062047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

At April 30, 2007, there were 136,901,654 common shares outstanding, excluding amounts held in Treasury of 43,866,613.

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in millions, except per share amounts)	Three Months Ended March 31,
	2007	2006
Revenues	$719.9	$675.3

Costs and Expenses:
Cost of providing services and products sold	458.8	423.4
Selling, general and administrative	144.7	132.8
Research and development costs	19.1	20.4
Depreciation	29.9	32.8
Amortization	2.2	3.9

Total costs and expenses	654.7	613.3

Operating Income	65.2	62.0

Equity in Earnings of Cellular Partnerships	2.0	1.4
Other Income, net	2.2	0.3
Interest Expense	(4.8)	(5.7)

Income Before Income Taxes	64.6	58.0
Income Taxes	21.0	21.3

Net Income	$43.6	$36.7

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	$0.8	$0.4
Unrealized gain (loss) on hedging activities	4.7	(1.7)

Total other comprehensive income (loss)	5.5	(1.3)

Comprehensive Income	$49.1	$35.4

Earnings Per Common Share:
Basic	$0.32	$0.26

Diluted	$0.31	$0.26

Weighted Average Common Shares Outstanding:
Basic	136.6	139.4
Diluted	140.7	142.3

See Notes to Consolidated Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts In Millions)	(Unaudited) March 31, 2007	December 31, 2006

ASSETS
Current Assets
Cash and cash equivalents	$247.2	$235.9
Receivables, net of allowances of $11.4 and $12.0	525.9	545.6
Deferred income tax benefits	46.8	53.5
Prepaid expenses	40.4	37.3
Other current assets	61.2	57.9

Total current assets	921.5	930.2
Property and equipment, net	360.2	368.6
Goodwill, net	880.6	880.2
Other intangibles, net	47.2	49.9
Investment in Cellular Partnerships	51.5	49.5
Deferred charges	235.4	228.0
Other assets	33.8	33.9

Total Assets	$2,530.2	$2,540.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt maturing within one year	$68.1	$83.9
Payables, deferred revenue and other current liabilities	379.2	512.0

Total current liabilities	447.3	595.9
Long-term debt	259.2	259.6
Deferred income tax liability	48.7	43.9
Accrued pension liability	109.8	105.0
Deferred revenue and other long-term liabilities	177.8	80.8

Total liabilities	1,042.8	1,085.2

Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized; none outstanding	—	—
Common shares – without par value, 500.0 authorized; 180.6 outstanding in 2007 and 179.6 outstanding in 2006	972.5	965.1
Treasury stock – 43.7 shares in 2007 and 43.1 in 2006	(765.8)	(749.4)
Retained earnings	1,271.5	1,235.7
Accumulated other comprehensive income	9.2	3.7

Total shareholders’ equity	1,487.4	1,455.1

Total Liabilities and Shareholders’ Equity	$2,530.2	$2,540.3

See Notes to Consolidated Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43.6	$36.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.1	36.7
Deferred income tax expense	16.0	6.7
Cellular Partnerships results in excess of distributions	(2.0)	(1.4)
Stock compensation expense	5.4	6.3
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in receivables	19.7	2.6
Increase in other current assets	(1.4)	(4.0)
Increase in deferred charges, net	(7.4)	(9.3)
Change in other assets and liabilities	20.2	8.0
Decrease in payables and other current liabilities	(61.7)	(22.2)
Other, net	0.7	(3.2)

Net cash provided by operating activities	65.2	56.9

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(24.0)	(24.5)
Proceeds from disposal of property and equipment	—	1.3
Sales of auction rate securities, net	0.2	—
Return of capital from Cellular Partnerships	—	5.8

Net cash used in investing activities	(23.8)	(17.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of commercial paper and other debt, net	(16.2)	(23.6)
Excess tax benefits from share-based payment arrangements	0.8	0.8
Purchase of treasury shares	(16.4)	(7.6)
Issuance of common shares	1.7	2.4

Net cash used in financing activities	(30.1)	(28.0)

Net increase in cash and cash equivalents	11.3	11.5
Cash and cash equivalents at beginning of period	235.9	196.0

Cash and cash equivalents at end of period	$247.2	$207.5

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

The Company reports three segments: (i) Customer Care, which provides outsourced customer service as well as professional and consulting service to in-house customer care operations; (ii) Information Management, which provides billing and information solutions; and (iii) Employee Care, which provides human resource business process outsourcing solutions.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. Interim consolidated financial statements are not necessarily indicative of the financial position or operating results for an entire year. These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the period ended December 31, 2006. Certain previously reported amounts have been reclassified to conform to current period presentation.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued the Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 creates a single model to address uncertainty in income tax positions. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and, excludes income taxes from Statement of Financial Accounting Standard (SFAS) No. 5, “Accounting for Contingencies.” FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.” This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. The Company adopted FIN 48 on January 1, 2007. See Note 6 of Notes to Consolidated Financial Statements for disclosure related to the impact of adopting this Standard on the Company’s Consolidated Financial Statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial and certain non-financial assets and liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. This Statement is effective as of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effects that SFAS No. 159 will have on its financial statements.

(3)	STOCK-BASED COMPENSATION PLANS

The Company’s operating results for the three months ended March 31, 2007 and 2006 included long-term incentive plan expense of $8.5 and $6.3, respectively. Long-term incentive plan expense for the three months ended March 31, 2007 and 2006 included stock compensation expense of $5.3 and $6.3, respectively. Included in the stock compensation expense of $6.3 for the quarter ended March 31, 2006 was pretax compensation expense of $0.8 ($0.5, net of tax) related to the expensing of the Company’s stock options due to the adoption of SFAS 123(R), “Share-Based Payment.”

Stock Options

A summary of stock option activity for the three months ended March 31, 2007 is presented below:

Shares in Thousands	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Fair Value at Date of Grant (per share)
Outstanding at Jan. 1, 2007	12,828	$28.69
Exercised	(554)	15.25
Forfeited/cancelled	(171)	35.61

Outstanding at Mar. 31, 2007	12,103	$29.20	3.6	$12.39

Options exercisable at March 31, 2007	12,103	$29.20	3.6	$12.39

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

Restricted Stock and Restricted Stock Units

During the first quarter of 2007, the Company granted 1.3 million shares of restricted stock units with a weighted average fair value of $24.00. Included in the above were approximately 430,000 of performance-related restricted stock units granted at the fair value of $21.14 per share that vest upon the Company’s satisfaction of certain financial performance conditions (relative shareholder return versus the S&P 500 return) as of December 31, 2009. During the quarter ended March 31, 2006, the Company granted 1.7 million shares of restricted stock units at a weighted-average fair value of $18.04. Included in the above were 554,000 of performance-related restricted stock units granted at the fair value of $16.08 per share that vest upon the Company’s satisfaction of certain financial conditions as of December 31, 2008.

The Company used a Monte Carlo simulation model to estimate the fair value for performance-based restricted stock units issued during 2007 and 2006. The assumptions used in this model for the 2007 awards are noted in the table below. Expected volatilities are based on historical volatility and daily returns for the three-year period ended January 1, 2007 of the Company’s stock and S&P 500 companies. The total stock return for the Company over the performance period is based on comparing Convergys’ average closing price from the fourth quarter of 2006 with the average closing price for the fourth quarter of 2009. The total stock return of the S&P 500 companies is computed by comparing the closing price of the S&P 500 companies on December 29, 2006 with the closing price at the end of December 2009. The risk-free interest rate for the expected term of the award granted is based on the U.S. Treasury yield curve in effect at the time of grant.

March 31, 2007
Expected volatility	27.5%
Expected term (in years)	3.0
Risk-free interest rate	4.6%

The total compensation cost related to non-vested restricted stock and restricted stock units not yet recognized as of March 31, 2007 was approximately $45, which is expected to be recognized over a weighted average of 2.0 years. Changes to non-vested restricted stock and restricted stock units for the three months ended March 31, 2007 were as follows:

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date Of Grant
Non-vested at December 31, 2006	4.4	$15.76
Granted	1.3	24.00
Vested	(1.3)	(14.74)
Forfeited	(0.1)	(15.24)

Non-vested at March 31, 2007	4.3	$18.36

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(4)	BUSINESS RESTRUCTURING AND ASSET IMPAIRMENT

2006 Restructuring

As discussed more fully in the “Business Restructuring and Asset Impairment” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company initiated a restructuring plan in the fourth quarter of 2006. The plan resulted in a net restructuring charge of $12.5 and included $24.1 of severance costs, $0.5 of facility closure costs and reversal of $12.1 in abandonment costs for a facility being brought back into service to support consolidation of operations at an international location. Restructuring actions were taken in each business segment, of which $6.5 related to Customer Care, $0.8 related to Information Management, $2.1 related to Employee Care and $3.1 related to Corporate. The severance charge of $24.1 is being paid pursuant to our existing severance policy and employment agreements and includes cash-related payments of $21.3 and a non-cash charge of $2.8 related to acceleration of equity-based awards. These actions, which will affect approximately 630 professional employees, are expected to be completed by the end of 2007. Through March 2007, the Company completed approximately 220 of the planned headcount reductions.

Restructuring liability activity for the 2006 plan consisted of the following:

Balance at January 1, 2007	$20.5
Severance costs	(4.1)
Lease termination payments	(0.3)

Balance at March 31, 2007	$16.1

2002 Restructuring

In connection with a restructuring plan initiated during the fourth quarter of 2002, the Company made headcount reductions that affected professional and administrative employees worldwide and closed certain Customer Care and Information Management facilities.

Restructuring liability activity for the 2002 plan consisted of the following:

	2007	2006
Balance at January 1	$3.0	$16.0
Lease termination payments	(0.1)	(1.0)
Other	0.1	—

Balance at March 31	$3.0	$15.0

In the fourth quarter of 2006, the Company made a decision to consolidate operations in certain U.K. locations and move into one of the facilities that was originally abandoned in 2002. This resulted in the reversal of facility abandonment costs of $12.1 at December 31, 2006.

The remaining accrual of $3.0 reflects facility abandonment costs, which will be paid over several years until the leases expire. The accrual is equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. The Company used estimates, based on consultation with its real estate advisors, to arrive at the proceeds from any future sublease agreements. The Company will continue to evaluate such estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges in the future.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS

As discussed more fully in the “Goodwill and Other Intangible Assets” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company is required to test goodwill for impairment annually and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The Company performed its annual impairment tests during the fourth quarter of 2006 and concluded that no goodwill impairment existed.

Goodwill increased to $880.6 at March 31, 2007 from $880.2 at December 31, 2006, as a result of currency translation adjustments.

As of March 31, 2007, the Company’s other intangible assets acquired primarily through business combinations consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$44.3	$(39.4)	$4.9
Customer relationships and other intangibles	140.4	(93.2)	47.2

Total	$184.7	$(132.6)	$52.1

Intangible amortization expense for the three-month period ended March 31, 2007 and March 31, 2006 was $2.2 and $3.9, and is estimated to be approximately $9 for the year ending December 31, 2007. Estimated intangible amortization expense for the five subsequent fiscal years is:

For the year ended 12/31/08	$8
For the year ended 12/31/09	$8
For the year ended 12/31/10	$7
For the year ended 12/31/11	$6
For the year ended 12/31/12	$6
Thereafter	$10

The intangible assets are being amortized over the following periods: five to seven years for software and three to twelve years for customer relationships and other. The weighted average amortization period for intangible assets subject to amortization is nine years (six years for software, and ten years for customer relationships and other).

(6)	ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income tax positions. As a result of the adoption of FIN 48, the Company recognized a $7.9 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the retained earnings balance as January 1, 2007. Additionally, adoption of FIN 48 caused balance sheet reclassifications from deferred tax and accrued tax accounts to a FIN 48 liability for unrecognized tax benefits. The FIN 48 tax liability for unrecognized tax benefits of $88.8 as of January 1, 2007 included an accrual for interest and penalties of $17.6. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the tax reserve. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. The total amount of net unrecognized tax benefits that would affect income tax expense, if ever recognized in the financial statements, is $62.4. This amount includes net interest and penalties of $12.9.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

As of March 31, 2007, the liability for unrecognized tax benefits was $86.0 of which $7.9 is recorded within other current liabilities and $78.1 is recorded within other long-term liabilities in the accompanying Consolidated Financial Statements. The Company does not presently anticipate that the unrecognized tax benefits will materially increase or decrease prior to December 31, 2007; however, actual developments in this area could differ from those currently expected.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by tax authorities for years before 2002.

(7)	DEFERRED CHARGES

The Company often performs, in connection with its outsourcing arrangements, certain set-up activities or implementations, including the installation and customization of the Company’s proprietary software. Additionally, with respect to arrangements where all of the services are accounted for as a single unit of accounting, the Company defers all revenue until it begins to deliver the final service. In connection with these arrangements, the Company capitalizes all direct and incremental multiple-element costs (by analogy to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”) to the extent recovery of these costs is probable. All implementation and set-up activity costs are amortized ratably over the life of the arrangements as costs of providing service. Deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment.

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

During the three months ended March 31, 2007 and 2006, the Company capitalized $20.9 and $22.2 of client acquisition and implementation costs, respectively. The related amortization for these periods was $13.5 and $12.9, respectively.

(8)	PAYABLES AND OTHER CURRENT LIABILITIES

	At Mar. 31, 2007	At Dec. 31, 2006
Accounts payable	$29.1	$27.2
Accrued taxes	16.8	94.7
Accrued payroll-related expenses	108.4	152.1
Executive deferred compensation plan	8.1	8.6
Accrued expenses, other	108.3	105.2
Restructuring and exit costs	19.1	23.5
Deferred revenue and government grants	89.4	100.7

	$379.2	$512.0

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

Components of pension cost for the cash balance plan are as follows:

	Three Months Ended March 31,
	2007	2006
Service cost (benefits earned during the period)	$4.6	$5.9
Interest cost on projected benefit obligation	3.1	2.8
Expected return on plan assets	(3.6)	(3.7)
Amortization and deferrals—net	0.8	0.5

Pension cost	$4.9	$5.5

Components of pension cost for the unfunded executive pension plans are as follows:

	Three Months Ended March 31,
	2007	2006
Service cost (benefits earned during the period)	$1.0	$1.3
Interest cost on projected benefit obligation	1.2	1.3
Settlement loss	0.6	—
Amortization and deferrals—net	0.3	0.4

Pension cost	$3.1	$3.0

The Company expects to contribute $19.0 to its cash balance plan during 2007 to satisfy pension funding requirements under the Employee Retirement Income Security Act of 1974.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(10)	SHAREHOLDERS’ EQUITY

The Company’s Board of Directors has authorized the repurchase of up to 30 million of the Company’s common shares. Through December 31, 2006, the Company repurchased 25.4 million shares of Convergys stock for $398.3 million pursuant to these authorizations. During the three months ended March 31, 2007, the Company repurchased 0.6 million shares of Convergys stock for a total cost of $16.4. At March 31, 2007, the Company may repurchase 4.0 million of additional common shares pursuant to this authorization.

From April 1 to May 4, 2007, the Company repurchased 500,000 shares of Convergys stock for $12.7 pursuant to these authorizations.

(11)	SIGNIFICANT CUSTOMERS

The Customer Care and Information Management segments derive significant revenues from AT&T Inc. (AT&T). Revenues from AT&T were 14.8% and 17.9% of the Company’s consolidated revenues for the three-month periods ended March 31, 2007 and 2006, respectively. Related accounts receivable from AT&T totaled $74.0 and $76.4 at March 31, 2007 and December 31, 2006, respectively.

(12)	COMMITMENTS AND CONTINGENCIES

The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business. The Company believes that the results of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition.

As discussed more fully in the “Accounting Polices” section of Notes to Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006, Convergys is a limited partner of Cincinnati SMSA Limited Partnership. From December 2003 through February 2004, six separate lawsuits were filed in the Court of Common Pleas, Cuyahoga County, Ohio, against Cincinnati SMSA Limited Partnership and other defendants. Five of the suits were filed by companies purporting to be resellers (the “Resellers Cases”), while the sixth was filed by an individual consumer purporting to represent a class of damaged consumers (the “Consumer Case”). Each of the Reseller Cases seeks damages ranging from $1 to $3 plus treble damages under Ohio law. The Consumer Case seeks damages in excess of $60 plus treble damages under Ohio law. All five of the Reseller Cases were dismissed. However, during the fourth quarter of 2005, two of these dismissals were reversed and reinstated by the Ohio 8th District Court of Appeals. Cincinnati SMSA Limited Partnership sought review of these two reversals in the Ohio Supreme Court. Oral argument was held before the Ohio Supreme Court on January 9, 2007 and the court has not yet rendered a decision in these matters.

Four claims were also filed at the Public Utilities Commission of Ohio (PUCO). Three of the four claims were filed by plaintiffs who had also initiated actions in the Court of Common Pleas, Cuyahoga County, and were either dismissed by the trial court or voluntarily dismissed. The PUCO dismissed the complaints and the cases were appealed to the Ohio Supreme Court. The Ohio Supreme Court affirmed the dismissals of these four cases.

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

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

Pursuant to the partnership agreement, Convergys, as a limited partner, has no right to direct or participate in the defense of these actions and, therefore, has no current ability to assess the merit of any claims made in these actions or to identify any possible loss, which could result from these claims against the partnership.

Global Docugraphix, Inc., also known as Document Imaging, Inc. and GDXdata (GDX), is an electronic document management company previously engaged by the Company to perform work under the Company’s human resources outsourcing contract with the Florida Department of Management Services (“DMS”). GDX has been the subject of two lawsuits filed in the Florida courts. The first lawsuit names GDX, together with its parent company, Global Docugraphix, Inc., as defendants in a false claims action filed on behalf of the State of Florida by two former employees of GDX on or around March 1, 2005 under seal in the Circuit Court of the Second Judicial Circuit in Leon County, Florida. The complaint alleges that GDX submitted invoices for work performed by GDX, which work was in violation of its subcontract with Convergys, and Convergys’ contract with DMS, involving the security of the human resources data provided to GDX. The Complaint further alleges that by submitting such invoices, which allegedly were paid from funds paid to Convergys by the State, GDX submitted false invoices to the State. The Complaint seeks treble damages, penalties, attorney fees and costs from GDX based on the amount of the allegedly improper invoices. The State of Florida’s Attorney General’s Office has not intervened in this case, but continues to monitor it.

On April 12, 2006, GDX and Global Docugraphix, Inc. filed a Motion to Dismiss the lawsuit (“Motion”). The Motion remains pending before the Court. In addition, Global Docugraphix, Inc. has filed a suggestion of bankruptcy.

Convergys is not a party to this litigation and both Convergys and the State have investigated the allegations against GDX. The Company is providing certain credit protection and credit monitoring services to State of Florida employees who have chosen to enroll in these services. The Company continues to provide services to the State of Florida pursuant to the existing human resources outsourcing contract identified above. At March 31, 2007, the Company does not believe this matter will have a materially adverse impact on the financial condition of the Company.

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

Because the claim relates to the Company’s contract with DMS, the Attorney General has invoked the pre-suit dispute resolution procedures set forth in such contract, which require various discussions and then mediation between the parties to determine whether the claims can be resolved without resorting to further litigation. Discussions are continuing (and have included DMS and the GDX plaintiffs). While the Company has made progress in the discussions, this matter was not resolved at March 31, 2007. The Company does not believe this matter will have a materially adverse impact on the Company’s financial condition.

The Company is currently attempting to resolve tax audits relating to prior years in various jurisdictions. The Company believes that it is appropriately reserved with regard to these audits as of March 31, 2007. However, to the extent that the ultimate resolutions vary from the amounts reserved, such impact would be recorded to the tax provision in the period in which such resolution is reached.

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

At March 31, 2007, the Company had outstanding letters of credit of $34.2 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material.

The Company also has purchase commitments with three telecommunications providers of $27.2 for the remainder of 2007 and $26.1 for 2008.

(13)	BUSINESS SEGMENT INFORMATION

As discussed in Note 1, the Company has three segments, which are identified by service offerings. Customer Care provides outsourced customer care service as well as professional and consulting services to in-house customer care operations. Information Management provides billing and information solutions. Employee Care provides human resource business processing outsourcing solutions. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Three Months Ended March 31,
	2007	2006
Revenues:
Customer Care	$469.0	$434.0
Information Management	185.9	188.8
Employee Care	65.0	52.5

	$719.9	$675.3

Depreciation:
Customer Care	$14.0	$16.8
Information Management	9.0	8.6
Employee Care	2.3	2.8
Corporate	4.6	4.6

	$29.9	$32.8

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Amortization:
Customer Care	$0.6	$2.0
Information Management	1.0	1.3
Employee Care	0.6	0.6

	$2.2	$3.9

Operating Income (Loss):
Customer Care	$56.3	$46.2
Information Management	25.3	31.5
Employee Care	(7.4)	(9.6)
Corporate	(9.0)	(6.1)

	$65.2	$62.0

Capital Expenditures: (1)
Customer Care	$7.7	$8.2
Information Management	4.4	8.4
Employee Care	1.4	2.8
Corporate (2)	10.5	5.1

	$24.0	$24.5

(1) Excluding proceeds from the disposal of property and equipment. (2) Includes shared services-related capital expenditures.

	At Mar. 31, 2007	At Dec. 31, 2006
Goodwill:
Customer Care	$566.3	$566.3
Information Management	184.6	184.3
Employee Care	129.7	129.6

	$880.6	$880.2

(14)	EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Three Months Ended March 31, 2007	Net Income	Shares	Per Share Amount
Basic EPS	$43.6	136.6	$0.32
Effect of dilutive securities:
Stock-based compensation arrangements	—	4.1	(0.01)

Diluted EPS	$43.6	140.7	$0.31

Three Months Ended March 31, 2006
Basic EPS	$36.7	139.4	$0.26
Effect of dilutive securities:
Stock-based compensation arrangements	—	2.9	—

Diluted EPS	$36.7	142.3	$0.26

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

The diluted EPS calculation for the three months ended March 31, 2007 and 2006 excludes the effect of 7.5 million and 9.6 million outstanding stock options, respectively, because they are anti-dilutive.

(15)	DERIVATIVE INSTRUMENTS

The Company had derivative liabilities related to outstanding forward exchange contracts and options maturing within 36 months, consisting primarily of Canadian dollar, Indian rupee and Philippine pesos with a notional value of $620.8 at March 31, 2007 and $562.7 at December 31, 2006. These derivatives were classified as other current assets of $21.4 and $16.9 and other current liabilities of $1.2 and $3.2 at March 31, 2007 and December 31, 2006, respectively. The Company recorded deferred tax liabilities of $7.0 and $4.4 related to these derivatives at March 31, 2007 and December 31, 2006, respectively. A total of $13.0 and $8.3 of deferred gains, net of tax, on derivative instruments at March 31, 2007 and December 31, 2006, respectively, were accumulated in other comprehensive income. The amount expected to be reclassified into earnings from other comprehensive income during the next 12 months is $9.3.

During the quarters ended March 31, 2007 and 2006, the Company recorded net gains of $1.4 and $8.7, respectively, related to the settlement of forward contracts and options which were designated as cash flow hedges. These amounts have been classified together with the hedged transactions in the consolidated statement of income as costs of providing service.

During the quarter ended March 31, 2007 and 2006, the Company recognized a loss of $0.3 and $0.1, respectively, of other expense related to changes in the fair value of derivative instruments not designated as hedges.

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

We report three segments: (i) Customer Care, which provides outsourced customer service as well as professional and consulting service to in-house customer care operations; (ii) Information Management, which provides billing and information solutions; and (iii) Employee Care, which provides human resource business process outsourcing solutions. Certain prior year data has been reclassified to conform to current period presentation.

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

Customer Care typically recognizes revenues as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. In a limited number of engagements where the client pays a fixed fee, we recognize revenues based on the specific facts and circumstances of the engagement, using the proportional performance method or upon final completion of the engagement. We sometimes earn supplemental revenues depending on our satisfaction of certain service levels or achievement of certain performance measurement targets. The supplemental revenues are recognized only after the required measurement targets are met. Customer Care’s remaining revenues are derived from collection services and professional and consulting services. Revenues for collection-related services are recognized in the month collection payments are received based on a percentage of cash collected or other contractual parameters. Revenues for professional and consulting services are recognized as the services are performed.

Customer Care principally focuses on developing long-term strategic outsourcing relationships with large companies and governmental agencies with the need for more cost-effective customer care services. We have deployed a full suite of product and service offerings, which includes customer and technical support, account management, and professional services to strengthen our position in the customer care outsourcing market and the in-house contact center market. Our operational strategy to deliver high quality products and services through process excellence, and the geographical diversity of our operations, creates a distinct competitive advantage for us in the opportunity-rich customer care market place.

During the first quarter of 2007, Customer Care revenue increased 8% to $469.0 compared to the prior year. Customer Care’s operating income and operating margin were $56.3 and 12.0%, respectively, compared with $46.2 and 10.6% in the prior year. This improvement reflects increases from revenue growth, benefits from one-time resolution of a disputed prior cost and cost reductions that were partially offset by the negative impact of a weakened U.S. dollar.

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

During the first quarter of 2007, Information Management revenue was $185.9, a 2% decline compared to the prior year. Data processing, which accounted for 37% of Information Management’s revenues for the first quarter 2007 revenue, consists of monthly fees for processing client transactions in Information Management’s data centers and, in some cases, the clients’ data centers, using Information Management’s proprietary software. Data processing revenues are recognized based on the number of invoices, subscribers or events that are processed by Information Management using contractual rates. In connection with any new data processing outsourcing arrangements, Information Management often must perform significant set-up activities or implementations, including the installation and customization of its proprietary software in its centers. Professional and consulting services for installation, implementation, customization, training and managed services accounted for 34% of Information Management’s revenues for the three months ended March 31, 2007. The professional and consulting fees are either invoiced monthly to the Company’s clients based on time and material costs incurred at contractually agreed upon rates or, in some instances, for a fixed fee. Information Management’s remaining revenues consisted of license and related support and maintenance fees earned under perpetual and term license arrangements. The Company invoices its clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. Fees for support and maintenance normally are charged in advance either on an annual, quarterly or monthly basis. Information Management operating income and operating margin were $25.3 and 13.6%, respectively, compared with $31.5 and 16.7% in the prior year. A significant portion of the net decline in operating income reflects the impact of severance costs incurred to further streamline the business.

Information Management continues to face competition as well as consolidation within the communications industry. In October 2004, Cingular completed its acquisition of AT&T Wireless. Prior to the acquisition, AT&T Wireless was Information Management’s largest client. We have assisted Cingular with its strategy to migrate subscribers off of the AT&T Wireless billing systems (that we support) onto Cingular’s two systems (one of which we support through a managed services agreement). The migration was completed during the first quarter of 2007. In December 2006, AT&T Inc. and Bell South Corporation merged. While the impact of this merger on the Company is unknown, we have a long-standing relationship with both AT&T and Bell South. Prior to the merger, Cingular (a joint venture between AT&T Inc. and Bell South Corporation) was our largest client in terms of revenue. In September 2005, Sprint PCS, a large data processing outsourcing client, completed its acquisition of Nextel Communications. Sprint Nextel has informed us that it intends to consolidate its billing systems onto a competitor’s system, and they announced plans to migrate subscribers from our billing system by the end of 2007. The migration began in 2006.

Information Management continues to make steady progress around the world, while dealing with the near-term challenges due to Sprint and Cingular. During the past year, we entered into InfinysTM license arrangements with several North American and international clients. We believe this is evidence of the market’s acceptance of Infinys, and we see an opportunity to build on these successes.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Employee Care

Our Employee Care segment provides a full range of human resource business processing outsourcing services including benefits administration, human resource administration, learning, payroll administration and recruiting and staffing services to large companies and governmental entities. We take advantage of our economies of scale in order to standardize human resource processes across departments, business lines, language differences and national borders. With a global network of data and operations centers, we provide our clients’ employees with a single point of contact in 70 countries speaking nearly 35 different languages through multi-channel communication vehicles. These multi-channel lines include advanced speech recognition technology, Web chats, telecommunications and fax.

During the past few years, we have been focused on transforming Employee Care into a leading player in the growing human resource outsourcing market. In connection with our efforts to grow the business and build a global infrastructure of human resource expertise and know-how, we have incurred significant start-up costs. Furthermore, despite our success in winning long-term outsourcing arrangements with several clients, the sales cycles for these arrangements have ranged from 12 to 24 months. For these reasons, coupled with the fact that we are in the early stages with many of our outsourcing arrangements, where margins tend to be lower, we have generated significant operating losses over the past few years.

Demand for human resource outsourcing is strong and we are one of the leaders in the large and growing human resource outsourcing market. During the first quarter of 2007, Employee Care revenue increased 24% to $65.0 compared to the prior year. Employee Care’s operating loss improved 23% to $7.4 compared to a loss of $9.6 in the prior year. This improvement reflects benefits from cost reductions and operational efficiencies.

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

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

CONSOLIDATED RESULTS

	Three Months Ended March 31,
(Dollars in Millions)	2007	2006	Change	%
Revenues	$719.9	$675.3	$44.6	7

Costs of products and services	458.8	423.4	35.4	8
Selling, general and administrative expenses	144.7	132.8	11.9	9
Research and development costs	19.1	20.4	(1.3)	(6)
Depreciation	29.9	32.8	(2.9)	(9)
Amortization	2.2	3.9	(1.7)	(44)

Total costs and expenses	654.7	613.3	41.4	7

Operating income	65.2	62.0	3.2	5

Equity in earnings of Cellular Partnerships	2.0	1.4	0.6	43
Other income (expense), net	2.2	0.3	1.9	—
Interest expense	(4.8)	(5.7)	0.9	(16)

Income before income taxes	64.6	58.0	6.6	11
Income taxes	21.0	21.3	(0.3)	(1)

Net income	$43.6	$36.7	$6.9	19

Diluted earnings per common share	$0.31	$0.26	$0.05	19

Operating margin	9.1%	9.2%

Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2006

Consolidated revenues for the first quarter of 2007 increased 7% from the first quarter of 2006 to $719.9. This increase reflects 8% growth in Customer Care revenues and 24% growth in Employee Care revenues, partially offset by a 2% decrease in revenues from Information Management. Operating income for the first quarter of 2007 increased 5% to $65.2 compared with $62.0 in the prior year. This improvement over the corresponding period last year reflects strong improvement in operating results at Customer Care and Employee Care offset by anticipated declines in Information Management due to the Cingular migration. In addition, operating income for the first quarter of 2007 was negatively impacted by an increase of approximately $2 in long-term incentive plan expense recorded at Corporate due to strong stock price performance.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

As a percentage of revenues, costs of products and services were 63.7% compared to 62.7% during the corresponding period last year. This reflects an increase in costs of products and services as a percentage of revenues both at Information Management and Employee Care, partially offset by lower costs of products and services as a percentage of revenues at Customer Care. Selling, general, and administrative expenses of $144.7 increased 9% from the first quarter of 2006. As a percentage of revenues, selling, general and administrative expenses were 20.1% in the first quarter of 2007, up 40 basis points compared to the same period last year. This increase primarily reflects additional severance costs recorded in the current quarter to further streamline the business, as well as a $1.5 impact of a weakened U.S. dollar. The 6% decrease in research and development costs reflects the savings from cost reduction actions taken in 2006. The 44% decrease in amortization expense primarily reflects acquired client contracts at Customer Care that became fully amortized in early 2006.

During the first quarter of 2007, we recorded equity income in the Cellular Partnerships of $2.0 compared to equity income of $1.4 in the prior year. Interest expense of $4.8 decreased from $5.7 in the prior year primarily reflecting a lower level of debt. Other income for the first quarter of 2007 was $2.2 compared to $0.3 in the prior year, primarily as a result of higher interest income. Our effective tax rate was 32.5% for the three months ended March 31, 2007 versus 36.7% during the three months ended March 31, 2006. The decline in the effective tax rate was largely due to an increase in taxable income outside the U.S.

Beginning January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” Refer to Note 6 to the Notes to Consolidated Financial Statements for details related to the adoption of this Standard. The adoption of this Standard resulted in a reduction of $7.9 to our retained earnings at January 1, 2007 and did not have any impact on our Consolidated Statements of Income.

CUSTOMER CARE

	Three Months Ended March 31,
(Dollars in Millions)	2007	2006	Change	%
Revenues:
Communications	$260.3	$219.8	$40.5	18
Technology	42.7	39.1	3.6	9
Financial services	69.1	62.8	6.3	10
Other	96.9	112.3	(15.4)	(14)

Total revenues	469.0	434.0	35.0	8

Costs of products and services	303.7	282.2	21.5	8
Selling, general and administrative expenses	93.0	84.7	8.3	10
Research and development costs	1.4	2.1	(0.7)	(33)
Depreciation	14.0	16.8	(2.8)	(17)
Amortization	0.6	2.0	(1.4)	(70)

Total costs and expenses	412.7	387.8	24.9	6

Operating income	$56.3	$46.2	$10.1	22

Operating margin	12.0%	10.6%

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2006

Revenues

Customer Care’s revenues were $469.0, an 8% increase from the first quarter of 2006. The increase reflects strong revenue growth from several existing clients in the communication, technology and financial services verticals.

Revenues from the communication services vertical increased 18% from the first quarter of 2006, reflecting increased revenue from more than a dozen clients. The 9% increase in revenues from the technology vertical reflects increased spending from a large software company. Revenues from the financial services vertical increased 10% compared to the first quarter of 2006, reflecting growth with several existing clients. Other revenues, which are comprised of clients outside of Customer Care’s three largest industries, decreased 14% from the first quarter of 2006. This was primarily due to declines in transportation, government and medicare programs and the timing of growth in new programs.

Costs and Expenses

Customer Care’s total costs and expenses were $412.7, a 6% increase from the first quarter of 2006. Customer Care’s costs of products and services during the first quarter of 2007 increased 8% to $303.7 from the first quarter of 2006. As a percentage of revenues, costs of products and services were 64.8%, down 20 basis points from 65.0% in the prior year. The costs of products and services for the current quarter include a 100 basis point positive impact from a one-time resolution of a prior cost as well as benefits from cost reductions. These benefits were partially offset by higher expenses of approximately $7 resulting from the impact of a weakened U.S. dollar. Selling, general and administrative expenses of $93.0 in the first quarter of 2007 increased 10% compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were 19.8% in the first quarter of 2007 compared to 19.5% in the same period last year, reflecting higher expenses of approximately 30 basis points from a weakened U.S. dollar. The 70% decrease in amortization expense reflects acquired client contracts that became fully amortized in early 2006.

Operating Income

Customer Care’s first quarter 2007 operating income and margin increased to $56.3 and 12.0%, respectively, from $46.2 and 10.6%, respectively, in the first quarter of 2006.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

INFORMATION MANAGEMENT

	Three Months Ended March 31,
(Dollars in Millions)	2007	2006	Change	%
Revenues:
Data processing	$68.2	$79.2	$(11.0)	(14)
Professional and consulting	63.1	73.1	(10.0)	(14)
License and other	54.6	36.5	18.1	50

Total revenues	185.9	188.8	(2.9)	(2)

Costs of products and services	103.9	102.4	1.5	1
Selling, general and administrative expenses	29.6	27.2	2.4	9
Research and development costs	17.1	17.8	(0.7)	(4)
Depreciation	9.0	8.6	0.4	5
Amortization	1.0	1.3	(0.3)	(23)

Total costs	160.6	157.3	3.3	2

Operating income	$25.3	$31.5	$(6.2)	(20)

Operating margin	13.6%	16.7%

Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2006

Revenues

Information Management revenues of $185.9 during the first quarter of 2007 were down 2% compared to the corresponding period last year. Increased revenues from license and other revenues were offset by declines in professional and consulting and data processing revenues.

Data processing revenues of $68.2 decreased 14% from the corresponding period last year. This reflects the changing dynamics of Information Management’s billing relationship with Cingular, as Cingular migrated subscribers to an in-house managed service environment. The migration was completed in the first quarter of 2007. Professional and consulting revenues of $63.1 decreased 14% from the prior year. This decrease was also largely related to Cingular, due to a reduction in migration services. License and other revenues increased 50% to $54.6. This reflects strong license revenue increases with two international service providers. Revenues from Sprint Nextel were flat in the first quarter of 2007 compared to the corresponding period last year. We expect the revenues from Sprint Nextel to decline as they migrate subscribers from our billing system during 2007.

Costs and Expenses

Information Management’s total costs and expenses were $160.6, a 2% increase from the first quarter of 2006. Information Management’s costs of products and services during the first quarter of 2007 increased 1% to $103.9 from the first quarter of 2006. As a percentage of revenues, costs of products and services were 55.9% in the first quarter of 2007, up from 54.2% in the first quarter of 2006. This percentage increase was primarily due to the timing of the decline in Cingular revenues and associated cost reduction efforts. Selling, general and administrative expenses of $29.6 in the first quarter of 2007 increased 9% compared to the prior year, reflecting severance costs recorded in the current quarter which represented a significant portion of the net decline in operating income. As a percentage of revenues, selling, general and administrative expenses were 15.9% in the first quarter of 2007, compared with 14.4% in the prior year. The 4% decrease in research and development costs reflects benefits from cost reduction actions taken in 2006. The 23% decrease in amortization expense reflects a lower level of amortization of acquired software in the current year.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Operating Income

Information Management’s operating income and operating margin during the first quarter of 2007 were $25.3 and 13.6%, respectively, compared with $31.5 and 16.7%, respectively, during the first quarter of 2006.

EMPLOYEE CARE

	Three Months Ended March 31,
(Dollars in Millions)	2007	2006	Change	%
Revenues	$65.0	$52.5	$12.5	24

Costs of products and services	51.2	38.8	12.4	32
Selling, general and administrative expenses	17.7	19.4	(1.7)	(9)
Research and development costs	0.6	0.5	0.1	20
Depreciation	2.3	2.8	(0.5)	(18)
Amortization	0.6	0.6	—	—

Total costs and expenses	72.4	62.1	10.3	17

Operating loss	$(7.4)	$(9.6)	$2.2	(23)

Revenues

Employee Care’s revenues in the first quarter of 2007 were $65.0, a 24% increase from the first quarter of 2006. Revenue growth was largely due to increases in the Whirlpool and Boston Scientific programs.

Costs and Expenses

Employee Care’s costs of products and services during the first quarter of 2007 increased 32% to $51.2 from the first quarter of 2006. As a percentage of revenues, cost of providing services was 78.8%, up from 73.9% in the prior year. This increase largely related to recent client program implementations. In the early stages of client programs, margins tend to be lower. However, as we become more efficient with the delivery of services, margins tend to improve on these programs. Additionally, some revenue recognized in this quarter was pass-through in nature. Selling, general and administrative expenses of $17.7 in the first quarter of 2007 decreased 9% compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were 27.2% in the first quarter of 2007, compared with 37.0% in the prior year, primarily reflecting revenue growth. Research and development, depreciation and amortization expenses incurred by Employee Care during the first quarter of 2007 were relatively flat with the corresponding quarter of last year.

Operating Income

Employee Care’s first quarter 2007 operating loss improved to $7.4 from $9.6 in the first quarter of 2006.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Restructuring and Impairment Charges

2006 Restructuring

As discussed more fully in the “Business Restructuring and Asset Impairment” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company initiated a restructuring plan in the fourth quarter of 2006. The plan resulted in a net restructuring charge of $12.5 and included $24.1 of severance costs, $0.5 of facility closure costs and reversal of $12.1 in abandonment costs for a facility being brought back into service to support consolidation of operations at an international location. Completion of the facility consolidation could result in the recording of additional reserves in 2007. Restructuring actions were taken in each business segment, of which $6.5 related to Customer Care, $0.8 related to Information Management, $2.1 related to Employee Care and $3.1 related to Corporate. The severance charge of $24.1 is being paid pursuant to our existing severance policy and employment agreements and includes cash-related payments of $21.3 and a non-cash charge of $2.8 related to acceleration of equity-based awards. These actions, which will affect approximately 630 professional employees, are expected to be completed by the end of 2007. Through March 2007, the Company completed approximately 220 of the planned headcount reductions.

Restructuring liability activity for the 2006 plan consisted of the following:

Balance at January 1, 2007	$20.5
Severance costs	(4.1)
Lease termination payments	(0.3)

Balance at March 31, 2007	$16.1

2002 Restructuring

In connection with a restructuring plan initiated during the fourth quarter of 2002, the Company made headcount reductions that affected professional and administrative employees worldwide and closed certain Customer Care and Information Management facilities.

Restructuring liability activity for the 2002 plan consisted of the following:

	2007	2006
Balance at January 1	$3.0	$16.0
Lease termination payments	(0.1)	(1.0)
Other	0.1	—

Balance at March 31	$3.0	$15.0

In the fourth quarter of 2006, the Company made a decision to consolidate its operations in certain U.K. locations and move into one of the facilities that was originally abandoned in 2002. This resulted in the reversal of $12.1 of facility abandonment costs at December 31, 2006.

The remaining accrual of $3.0 reflects facility abandonment costs, which will be paid over several years until the leases expire. The accrual is equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. The Company used estimates, based on consultation with its real estate advisors, to arrive at the proceeds from any future sublease agreements. The Company will continue to evaluate such estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges in the future.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

CLIENT CONCENTRATION

In December 2006, AT&T and Bell South Corporation merged. Prior to the merger, Cingular (a joint venture between AT&T and Bell South Corporation) was our largest client in terms of revenue. As a result of the merger, AT&T is now our largest client in terms of revenue. We serve AT&T under Information Management, Customer Care and Employee Care contracts. See further discussion of risks associated with client consolidation under the “Risks Relating to Convergys and Its Business” section of Management Discussion and Analysis.

Our three largest clients accounted for 31.3% of our revenues during the first quarter of 2007, down from 34.7% in the same period of 2006. We serve AT&T, our largest client with 14.8% of revenues in the first quarter of 2007, and Sprint Nextel, our second largest client, under information management and customer care contracts. We provide customer care services to Sprint Nextel, for the Sprint PCS division, under a contract between Sprint Nextel and IBM, as a subcontractor to IBM. We serve DirecTV, our third largest client in 2007, under a customer care contract. Volumes under certain of our long-term contracts are subject to variation based on, among other things, the spending by clients on outsourced customer support and subscriber levels.

BUSINESS OUTLOOK

We continue to expect 2007 earnings of more than $1.20 per diluted share. Given the execution risks and significant growth opportunities in the business, we believe this is balanced guidance for 2007. We expect improvements in Customer Care and Employee Care to offset declines in Information Management. Challenges to be overcome include the Cingular and Sprint migrations, continued U.S. dollar weakening, wage and benefit increases and higher implementation costs in our Employee Care business. Significant opportunities for revenue and earnings growth include adding new clients, building share in our core businesses, and improving margin from further productivity and cost actions.

In Customer Care, our largest and most profitable business, we expect revenue growth and margin expansion for the year. Anticipated seasonality in customer demand should likely result in relatively stronger performance in the second half of 2007. Existing and new clients should drive revenue growth at a similar rate to last year.

For Information Management, we expect data processing revenue, operating income and operating margin to decline, particularly in the second half of 2007. Revenues will likely remain under pressure into 2008. This will be partially offset by further progress in our license and professional services business, with growth in international operations and tight cost control.

In Employee Care, we expect growth to be between 10% and 30%. Changes and delays to Employee Care human resource outsourcing implementations are to be expected given their size, scope and complexity. We are experiencing schedule delays and anticipate additional costs in the implementation of one of our large human resource outsourcing contracts. Due to the size of the contract, these additional costs could have a significant impact on the operating income of Employee Care in 2007 and/or over the life of the contract. Employee Care execution risk has been included as one of a range of potential outcomes taken into account in our 2007 guidance. Progress this year with Employee Care pipeline conversions will fuel further revenue growth and operating leverage beyond 2007.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows

Cash flow from operating activities totaled $65.2 in the first three months of 2007, compared to $56.9 in the same period last year. In addition to the 19% increase in net income, the increase in cash flow from operating activities was driven by an increase in deferred tax expenses and deferred revenue, which were partially offset by an increase in working capital. Days sales outstanding (DSO) in receivables decreased to 66 days at March 31, 2007 versus 70 days at December 31, 2006. During the first quarter of 2006, DSO decreased to 69 days at March 31, 2006 versus 72 days at December 31, 2005. DSO is computed as follows: receivables, net of allowances divided by average days sales. Average days sales are defined as consolidated revenues during the quarter just ended divided by the number of calendar days in the quarter just ended.

We used $23.8 for investing activities during the first three months of 2007 compared to $17.4 during the first three months of 2006. The cash flow used for capital expenditures were relatively flat in the current quarter compared to the first quarter of 2006. The increase in amounts used in investing activities during the current quarter was due to $5.8 in cash received as return of capital from cellular partnerships in the first quarter of 2006, representing a partial return of capital contributions previously made by Convergys.

We used $30.1 for financing activities during the first three months of 2007. The activities primarily consisted of $16.2 in debt repayments and $16.4 to repurchase 0.7 million of the Company’s common shares. This compares to $28.0 in cash used from financing activities during the first three months of 2006. The 2006 activities primarily consisted of $23.6 in debt repayments and $7.6 to repurchase 0.4 million of the Company’s common shares.

For the full year of 2007, we plan to invest approximately 4% to 5% of our revenues in capital expenditures as we plan to continue to build contact center capacity to meet our Customer Care outsourcing demand. Additionally, in connection with the implementation of the existing Employee Care contracts, we expect to incur a significant amount of implementation costs during the remainder of 2007. This will negatively impact cash flows from operations and free cash flows. We expect to contribute approximately $19 to fund our Cash Balance Pension Plan in 2007. Excluding funding requirements related to potential acquisitions, we believe that our cash flows from operations and available capital resources will be sufficient to fund these investments. At this point, we are not aware of any capital calls from the limited partnerships in which the Company is invested.

The Company’s free cash flow, defined as cash flow from operating activities less capital expenditures (net of proceeds related to disposals), were $41.2 and $33.7 for the first three months of 2007 and 2006, respectively. The Company uses free cash flow to assess the financial performance of the Company. The Company believes that free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow facilitates management’s ability to strengthen the Company’s balance sheet, to repurchase the Company’s common shares and to repay the Company’s debt obligations. Limitations associated with the use of free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by utilizing both the non-GAAP measure, free cash flow, and the GAAP measure, cash from operating activities, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

We believe that our financial structure and condition are solid. At March 31, 2007, total capitalization was $1,814.7, consisting of $327.3 of short-term and long-term debt and $1,487.4 of equity. This results in a debt-to-capital ratio of 18.0%, which compares to 19.1% at December 31, 2006.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

The Company’s debt is considered investment grade by the rating agencies. As of March 31, 2007, our borrowing facilities included a $400 Five-Year Competitive Advance and Revolving Credit Facility. As of March 31, 2007, we had no amounts borrowed under this facility. The commitment fee on this facility at March 31, 2007 was 0.1%. The maturity date of the Credit Facility Agreement is October 20, 2011, provided, however, that upon satisfaction of certain conditions contained in the Credit Facility Agreement, we may extend the maturity date by one year. The participating agents in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank and Deutsche Bank AG. The Company’s credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios. Our interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. Our debt-to-EBITDA ratio cannot be greater than 3.25 to 1.0 at any time. We were in compliance with all covenants throughout the first three months of 2007.

In December 2005, one of the Company’s U.K. subsidiaries entered into a credit overdraft facility of 15.0 British pounds with Wachovia Bank. The Company had amounts outstanding under this facility of $10.7 as of March 31, 2007 and $20.4 as of December 31, 2006. The proceeds from this facility were used to fund the Company’s international operations.

In November 2005, one of the Company’s Canadian subsidiaries entered into a senior unsecured revolving credit facility of 100.0 Canadian dollars with The Bank of Nova Scotia. The proceeds were used to repatriate funds from the foreign subsidiary. As of March 31, 2007, the Company had borrowings of $49.3 under this facility. This credit facility also includes certain restrictive covenants. The interest coverage ratio cannot be less than 4.00 to 1.00 for four consecutive quarters. The debt-to-capitalization ratio cannot be greater than 0.6 to 1.0 at any time. The Company was in compliance with all covenants throughout the first three months of 2007. This credit facility expires December 2008.

In December 2004, the Company issued $250.0 in 4.875% unsecured senior notes due December 15, 2009. The notes were offered and sold pursuant to our universal shelf registration statement, previously declared effective in June 2003. Under the registration statement, we have the ability to offer up to $250.0 in additional debt securities, common shares, preferred shares and/or warrants to purchase such securities. At March 31, 2007 and December 31, 2006, the senior notes had an outstanding balance of $249.1 and $249.0, respectively.

We lease certain facilities and equipment used in operations under operating leases. This includes the Company’s office complex in Orlando, Florida, which is leased from Wachovia Development Corporation (Lessor), a wholly owned subsidiary of Wachovia Corporation, under an agreement that expires in June 2010. Upon termination or expiration of the lease, the Company must either purchase the property from the Lessor for $65.0 or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than $65.0, the amount paid by the Lessor for the purchase of the complex from an unrelated third party, the Company has agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, Convergys is entitled to collect the excess. At the inception of the lease, the Company recognized a liability of approximately $5 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. The Company has recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which is being amortized to rental expense over the lease term. The liability will remain on the balance sheet until the end of the lease term. Under the terms of the lease, the Company also provides certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. Convergys does not expect such amounts, if any, to be material. The Company has concluded that we are not required to consolidate the Lessor pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

The Company’s Board of Directors has authorized the repurchase of up to a total of 30 million of our common shares. Through March 31, 2007, we have repurchased 26.0 million shares of Convergys stock for $414.7 pursuant to these authorizations. The Company may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on a number of considerations including market conditions and the Company’s liquidity. At March 31, 2007, the Company has the authority to purchase an additional 4.0 million common shares pursuant to this authorization. From April 1 to May 4, 2007, the Company repurchased 500,000 shares of Convergys stock for $12.7 pursuant to these authorizations.

At March 31, 2007, the Company had outstanding letters of credit of $34.2 related to performance and payment guarantees. The Company does not believe that any obligation that may arise will be material.

The Company believes that its present ability to borrow is greater than its established credit facilities in place. If market conditions change and the Company experiences a significant decline in revenues, its cash flows and liquidity could be reduced. This could cause rating agencies to lower its credit ratings, thereby increasing its borrowing costs, or even causing a reduction in or the elimination of its access to debt and the ability to raise additional equity.

The majority of FIN 48 liability for unrecognized tax benefits of $86.0 at March 31, 2007 is expected to be settled within a three-year period.

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

In September 2005, Sprint PCS, a large Information Management data processing outsourcing client, completed its acquisition of Nextel Communications. The client informed us that it intended to consolidate its billing systems onto a competitor’s system and announced plans to migrate subscribers from our billing system by the end of 2007. The migration began in 2006. We are supporting Sprint Nextel with their migration efforts. If the migration proceeds as planned, it will negatively impact Information Management revenues and operating results.

In December 2006, AT&T and Bell South Corporation merged. While the impact of this merger on the Company is unknown, the Company has long-standing relationships with both AT&T and Bell South. Prior to the merger, Cingular (a joint venture between AT&T and Bell South Corporation) was our largest client in terms of revenue. In October 2004, Cingular completed its acquisition of AT&T Wireless. Prior to that acquisition, AT&T Wireless was our largest client in terms of revenue and a significant client of both Information Management and Customer Care. Beginning in 2005, we have assisted Cingular with its strategy to migrate subscribers off of the AT&T Wireless billing systems (which we support) onto Cingular’s two systems, one of which we support. The migration was completed during the first quarter of 2007. The migration has negatively impacted Information Management revenues and operating results. Information Management expects to continue to support one of Cingular’s systems through a managed services agreement. Our Customer Care segment also has a long-standing relationship with AT&T. We expect AT&T to remain an important client to Convergys.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

A large portion of our revenue is generated from a limited number of clients, and the loss of one or more of our clients could cause a reduction in our revenues and earnings.

We rely on several clients for a large percentage of our revenues. Our three largest clients, AT&T, Sprint Nextel and DirecTV, collectively represented 31.3% of our revenues for the three months ended March 31, 2007. Our relationship with AT&T is represented by separate contracts/work orders with Information Management, Customer Care and Employee Care. Our relationship with Sprint Nextel is represented by separate contracts with Information Management and Customer Care. Since February 2004, we have provided customer care services to Sprint Nextel, for the Sprint PCS division, under a contract between Sprint Nextel and IBM, whereby we serve as a subcontractor to IBM. We serve DirecTV under a customer care contract. As a result, we do not believe that it is likely that our entire relationship with AT&T, Sprint Nextel and DirecTV would terminate at one time; and, therefore, we are not substantially dependent on any particular contract/work order with these clients. However, the loss of all of the contracts/work orders with a particular client at the same time or the loss of one or more of the larger contracts/work orders with a client would adversely affect our total revenues if the revenues from such client were not replaced with revenues from that client or other clients.

A large portion of our accounts receivable are payable by a limited number of clients and the inability of any of these clients to pay its accounts receivable could cause a reduction in our revenues and earnings.

Several significant clients account for a large percentage of our accounts receivable. As of March 31, 2007, our three largest clients, AT&T, Sprint Nextel and DirectTV, collectively accounted for 27.6% of our accounts receivable. During the past three years, each of the clients has generally paid its accounts receivable on a timely basis, and write-downs that we have incurred in connection with such accounts receivable were consistent with write-downs that we incurred with other clients. We anticipate that several clients will continue to account for a large percentage of our accounts receivable. Although we currently do not expect payment issues with any of these clients, if any of them were unable or unwilling, for any reason, to pay our accounts receivable, our income would decrease. We also carry significant receivable balances with other clients whose declaration of bankruptcy would decrease our income.

If our clients are not successful, the amount of business that they outsource and the prices that they are willing to pay for such services may diminish and could result in a reduction of our revenues and earnings.

Our revenues depend on the success of our clients. If our clients are not successful, the amount of business that they outsource may be diminished. Thus, although we have signed contracts, many of which contain minimum revenue commitments, to provide services to our clients, there can be no assurance that the level of revenues generated by such contracts will meet expectations. In addition, several clients, particularly in the communications and technology industries, have experienced substantial price competition. We may continue to face price pressure from such clients, which could negatively affect our operating results.

We process, transmit and store personally identifiable information, and unauthorized access to or the unintended release of this information could result in a claim for damages or loss of business and create unfavorable publicity.

We process, transmit and store personally identifiable information, both in our role as a service provider and as an employer. This information may include social security numbers, financial and health information, as well as other personal information. As a result, we are subject to certain federal and state laws, as well as foreign laws and regulations designed to protect personally identifiable information. We take measures to protect against unauthorized access and to comply with these laws and regulations. Unauthorized access or failure to comply with these laws and regulations may subject us to contractual liability and damages, loss of business, damages from individual claimants, fines, penalties, criminal prosecution and unfavorable publicity, any of which could negatively affect our operating results and financial condition.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

The global scope, size and complexity of implementations in our Employee Care business could cause delays and cost overruns in those projects, which could adversely affect revenues and profits.

We have won several long-term, human resource outsourcing contracts with global clients. These contracts are complex as they involve providing multiple services such as payroll, recruiting, benefits administration, learning, compensation and human resources administration across many countries. Implementations of the contracts can take more than 18 months to complete. Due to the complexity of the implementations and changes in customer requirements (i.e., an acquisition by a customer during the implementation), implementation cost overruns and delays are possible. Cost overruns can result in additional expense during the implementation period and over the life of the contract, which would likely affect the profitability of the contract. Given the size of some of these contracts, the impact from these cost overruns or schedule delays can have a significant impact on our revenues and profits. Delays in completing the implementations can cause us to recognize revenue and profit from the contracts later than we anticipated when the initial contract was signed.

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

Emergency interruption of data centers and customer care and employee care contact centers could have a material, adverse effect on our business and results of operations.

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

Defects or errors within our software products could adversely affect our business and results of operations.

Design defects or software errors may delay software introductions or reduce the satisfaction level of clients and may have a materially adverse effect on our business, results of operations and financial condition. Our billing software is highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and/or correct. Since both our clients and we use our billing software to perform critical business functions, design defects, software errors or other potential problems within or outside of our control may arise from the use of our software. It may also result in financial or other damages to our clients, for which we may be held responsible. Although our license agreements with our clients may often contain provisions designed to limit our exposure to potential claims and liabilities arising from client problems, these provisions may not effectively protect us against such claims in all cases and in all jurisdictions. Claims and liabilities arising from client problems could result in monetary damages to us and could cause damage to our reputation, adversely affecting our business and results of operations.

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

A longer sales cycle could adversely affect our business and results of operations.

During the past few years, we have been focused on transforming the Employee Care segment into a leading provider in the growing human resource outsourcing market. Although we have won long-term global human resource outsourcing arrangements with several clients, the sales cycles for large global human resource outsourcing arrangements have ranged from 12 to 24 months. The sales cycle is long due to complexities associated with outsourcing human resource functions, including decisions regarding what functions to outsource, locations and timing of outsourcing. This longer sales cycle can result in delays in the execution of the contracts, increase selling costs and have a negative impact our revenues and operating results.

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

We operate a global business and have facilities located throughout North and South America, Europe, the Middle East and the Asian Pacific region. As part of our strategy, we plan to capture more of the international billing, customer care and employee care markets. Additionally, North American companies require offshore customer care outsourcing capacity. As a result, we expect to continue expansion through start-up operations and acquisitions in foreign countries. Expansion of our existing international operations and entry into additional countries will require management attention and financial resources. In addition, there are certain risks inherent in conducting business internationally including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. To the extent that we are adversely affected by these risks, our business could be adversely affected and our revenues and/or earnings could be reduced.

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

Customer Care serves an increasing number of its U.S.-based customer care clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by Customer Care to render services under these contracts is denominated in Canadian dollars, Indian rupees or Philippine pesos, which represents a foreign exchange exposure to the Company. We enter into forward exchange contracts and options to limit potential foreign currency exposure. As the U.S. dollar weakened during 2006 and the first three months of 2007, the operating expenses of these contact centers, once translated into U.S. dollars. The increase in operating expenses was partially offset by gains realized through the settlement of the hedged instruments. However, if the U.S. dollar weakens, our earnings will continue to be negatively impacted.

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

We employ approximately 77,000 employees worldwide. At times, we experience difficulties in hiring personnel with the desired levels of training or experience. Additionally, particularly in regard to the labor-intensive business of Customer Care and Employee Care, quality service depends on our ability to control personnel turnover. Any increase in the employee turnover rate would increase recruiting and training costs and could decrease operating effectiveness and productivity. We may not be able to continue to hire, train and retain a sufficient number of qualified personnel to adequately staff new client projects. This is particularly critical in connection with the recent contracts signed by Employee Care. Because a significant portion of our operating costs relates to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a materially adverse effect on our business, results of operations or financial condition.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Continued war and terrorist attacks or other civil disturbances could lead to economic weakness and could disrupt our operations resulting in a decrease of our revenues and earnings.

War and terrorist attacks have caused uncertainty in the global financial markets and in the United States economy. The war in Iraq and any additional terrorists attacks may lead to continued armed hostilities or further acts of terrorism and civil disturbances in the United States or elsewhere, which may contribute to economic instability in the United States and disrupt our operations in the U.S. and abroad. Such disruptions could cause service interruptions or reduce the quality level of the services that we provide, resulting in a reduction of our revenues. These activities may also cause our clients to delay or defer decisions regarding their use of our services and, thus, delay receipt of additional revenues. In addition, war and terrorist attacks in other regions, including the Middle East, could disrupt our operations and/or create economic uncertainty with our clients, which could cause a reduction in revenues and earnings.

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

Interest Rate Risk

At March 31, 2007, we had $71.3 in outstanding variable rate borrowings. The carrying amount of our borrowings reflects fair value due to their short-term and variable interest rate features.

We sometimes use interest rate swaps to hedge our interest rate exposure. These instruments are hedges of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding interest rate swaps covering interest rate exposure at March 31, 2007.

Based upon our exposure to variable rate borrowings, a one percentage point change in the weighted average interest rate would change our annual interest expense by approximately $1.

Foreign Currency Exchange Rate Risk

The Company serves many of our U.S.-based clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Canadian dollars (CAD), Indian rupees (INR) or Philippine pesos (PHP), which represents a foreign exchange exposure. In order to hedge the exposure related to the anticipated cash flow requirements denominated in these foreign currencies, we have entered into forward contracts with several financial institutions to acquire a total of CAD 285.0, INR 12,221.4 and PHP 5,369.0 at a fixed price of $247.6, $265.0 and $99.0, respectively, through February 2010. Additionally, the Company had entered into option contracts to purchase approximately CAD 10.0 for a fixed price of $9.3 through May 2007. The fair value of these derivative instruments as of March 31, 2007 was $20.2. The potential loss in fair value at March 31, 2007 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $62. This loss would be mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency and foreign denominated revenue and profit translated into U.S. dollars. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables and payables that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of March 31, 2007, the fair value of these derivatives was $0.4.

Form 10-Q Part I

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with General Counsel, the Chief Accounting Officer and other key employees, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Sarbanes-Oxley Act) as of the end of the quarter ended March 31, 2007. Based on this review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act, as amended, is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Form 10-Q Part II

ITEM 1A.	RISK FACTORS.

The information required by Item 1A is included in Part 1- Item 2 under the “Risks Relating to Convergys and Its Business” section of this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company’s Board of Directors has authorized the repurchase of up to a total of 30 million common shares. Through March 31, 2007, we repurchased 26.0 million shares of Convergys stock for $414.7 pursuant to this authorization. At March 31, 2007, the Company was authorized to repurchase up to 4.0 million additional common shares.

From April 1 to May 4, 2007, the Company repurchased 500,000 shares of Convergys stock for $12.7 pursuant to these authorizations.

The Company’s first quarter 2007 repurchases of common shares were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs

Feb. 2007	120,000	$25.92	120,000	4,539,044
Mar. 2007	518,200	25.51	518,200	4,020,844

Total	638,200	$25.59	638,200

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2007. The Company’s annual meeting of shareholders was held on April 17, 2007 in Cincinnati, Ohio, at which the following matters were submitted to a vote of the shareholders:

(a)	Votes regarding the election of two Directors for a term expiring in 2010 were as follows:

	For	Withheld
Zoë Baird	100,581,710	7,278,785
Philip A. Odeen	100,397,469	17,463,026

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Term expiring in 2008:	David B. Dillon
Eric C. Fast
Sidney A. Ribeau
David R. Whitwam

Term expiring in 2009:	John F. Barrett
David F. Dougherty
Joseph E. Gibbs
Steven C. Mason
James F. Orr

(b)	Votes to ratify the appointment of Ernst & Young LLP as independent accountants:

For	114,574,168
Against	2,347,643
Abstained	938,684

Form 10-Q Part II

(c)	Vote to amend the Convergys Corporation Annual Executive Incentive Plan to exempt the Plan from new rules governing deferred compensation arrangements and to clarify certain other provisions of the Plan:

For	110,685,717
Against	5,634,889
Abstained	1,539,889

(d)	Vote on a shareholder proposal to change the Company’s jurisdiction of incorporation from Ohio to Delaware:

For	62,554,808
Against	42,599,295
Abstained	1,704,120

ITEM 5.	OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our Schedule 14A was filed on March 13, 2007.

ITEM 6.	EXHIBITS.

(a)	Exhibits.

The following are filed as Exhibits to Part II of this Form 10-Q:

Exhibit Number

3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to Form S-3 filed on August 10, 2000, File No. 333-43404.)

3.2	Regulations of the Company. (Incorporated by reference to Exhibit 3.2 to Form S-1 filed on July 7, 1998, File No. 333-53619.)

4	Rights Agreement dated November 30, 1998 between Convergys Corporation and The Fifth Third Bank. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed December 23, 1998, File No. 001-14379.)

31.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 10-Q Part II

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation

Date: May 8, 2007	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer
(On behalf of the Registrant and as Chief Financial Officer)