Form 10-Q
period 2007-06-30
CONVERGYS CORP
filed 2007-08-07
CIK 1062047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At July 31, 2007, there were 135,583,159 common shares outstanding, excluding amounts held in Treasury of 45,439,413.

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in millions, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$707.0	$691.8	$1,426.9	$1,367.1

Operating Costs and Expenses
Cost of providing services and products sold	461.6	438.6	920.4	862.0
Selling, general and administrative	137.1	132.0	281.8	264.8
Research and development costs	19.6	21.4	38.7	41.8
Depreciation	28.4	32.3	58.3	65.1
Amortization	2.2	4.7	4.4	8.6

Total costs and expenses	648.9	629.0	1,303.6	1,242.3

Operating Income	58.1	62.8	123.3	124.8

Equity in Earnings of Cellular Partnerships	3.6	1.5	5.6	2.9
Other Income, net	0.5	0.8	2.7	1.1
Interest Expense	(4.6)	(5.8)	(9.4)	(11.5)

Income Before Income Taxes	57.6	59.3	122.2	117.3
Income Tax Expense	18.8	19.5	39.8	40.8

Net Income	$38.8	$39.8	$82.4	$76.5

Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	$7.7	$2.8	$8.5	$3.2
Change related to pension liability	2.8	—	2.8	—
Unrealized gains (losses) on hedging activities	25.4	(5.8)	30.1	(7.5)

Total other comprehensive income (loss)	35.9	(3.0)	41.4	(4.3)

Comprehensive Income	$74.7	$36.8	$123.8	$72.2

Earnings Per Common Share
Basic	$0.28	$0.29	$0.60	$0.55

Diluted	$0.28	$0.28	$0.59	$0.54

Average Common Shares Outstanding
Basic	136.3	139.1	136.5	139.2
Diluted	140.2	142.4	140.5	142.3

See Notes to Consolidated Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Amounts In Millions)	June 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$221.8	$235.9
Receivables, net of allowances of $9.4 and $12.0	551.5	545.6
Deferred income tax benefits	29.2	53.5
Prepaid expenses	41.9	37.3
Other current assets	107.7	57.9

Total current assets	952.1	930.2

Property and equipment, net	354.2	368.6
Goodwill, net	886.4	880.2
Other intangibles, net	45.6	49.9
Investment in Cellular Partnerships	55.1	49.5
Deferred charges	246.2	228.0
Other assets	36.0	33.9

Total Assets	$2,575.6	$2,540.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt maturing within one year	$20.6	$83.9
Payables, deferred revenue and other current liabilities	373.5	512.0

Total current liabilities	394.1	595.9

Long-term debt	291.9	259.6
Deferred income tax liability	58.6	43.9
Accrued pension liability	113.1	105.0
Deferred revenue and other long-term liabilities	168.4	80.8

Total liabilities	1,026.1	1,085.2

Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized; none outstanding	—	—
Common shares – without par value, 500.0 authorized; 181.0 outstanding in 2007 and 179.6 outstanding in 2006	985.1	965.1
Treasury stock – 44.7 shares in 2007 and 43.1 in 2006	(791.0)	(749.4)
Retained earnings	1,310.3	1,235.7
Accumulated other comprehensive income	45.1	3.7

Total shareholders’ equity	1,549.5	1,455.1

Total Liabilities and Shareholders’ Equity	$2,575.6	$2,540.3

See Notes to Consolidated Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$82.4	$76.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62.7	73.7
Deferred income tax expense	29.5	(0.5)
Cellular Partnerships results in excess of distributions	(5.6)	(2.9)
Stock compensation expense	12.3	13.7
Changes in assets and liabilities, net of effects from acquisitions:
Increase in receivables	(5.9)	(37.7)
(Increase)/decrease in other current assets	(0.9)	2.2
Increase in deferred charges, net	(10.6)	(32.0)
Change in other assets and liabilities	20.6	16.9
(Decrease)/increase in payables and other current liabilities	(77.5)	15.5
Other, net	(1.9)	(5.2)

Net cash provided by operating activities	105.1	120.2

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(45.9)	(52.2)
Proceeds from disposal of property and equipment	0.3	2.1
Purchase of auction rate securities, net	(8.7)	—
Return of capital from Cellular Partnerships	—	5.8

Net cash used in investing activities	(54.3)	(44.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of commercial paper and other debt, net	(31.0)	(43.3)
Excess tax benefits from share-based payment arrangements	1.7	1.8
Purchase of treasury shares	(41.6)	(39.4)
Issuance of common shares	6.0	10.1

Net cash used in financing activities	(64.9)	(70.8)

Net (decrease) /increase in cash and cash equivalents	(14.1)	5.1
Cash and cash equivalents at beginning of period	235.9	196.0

Cash and cash equivalents at end of period	$221.8	$201.1

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new Standard provides guidance for using fair value to measure assets and liabilities. The Standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effects that SFAS No.157 will have on its financial statements.

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial and certain non-financial assets and liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. This Statement is effective as of the first fiscal year that begins after November 15, 2007. The adoption of this Standard will not have a material impact on the Company’s financial statements.

(3)	STOCK-BASED COMPENSATION PLANS

The Company’s operating results for the three and six months ended June 30, 2007 included long-term incentive plan expense of $8.2 and $16.7, respectively, compared to $8.0 and $14.3, respectively, for the same periods in 2006. Long-term incentive plan expense for the three months and six months ended June 30, 2007 included stock compensation expense of $7.0 and $12.3, respectively, compared to $8.0 and $14.3, respectively, for the same periods in 2006. Included in the stock compensation expense of $14.3 for the six months ended June 30, 2006 was pretax compensation expense of $0.9 ($0.6, net of tax) related to the expensing of the Company’s stock options due to the adoption of SFAS 123(R), “Share-Based Payment.”

Stock Options

A summary of stock option activity for the six months ended June 30, 2007 is presented below:

Shares in Thousands	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Fair Value at Date of Grant (per share)
Outstanding at Jan. 1, 2007	12,828	$28.69
Exercised	(880)	15.32
Forfeited/cancelled	(242)	35.69

Outstanding at Jun. 30, 2007	11,706	$29.55	3.4	$12.46

Options exercisable at June 30, 2007	11,706	$29.55	3.4	$12.46

Restricted Stock and Restricted Stock Units

During the first six months of 2007, the Company granted 1.5 shares of restricted stock units with a weighted average fair value of $24.15. Included in the above were approximately 440,000 of performance-related restricted stock units granted at the fair value of $21.14 per share that vest upon the Company’s satisfaction of certain financial performance conditions (relative shareholder return versus the S&P 500 return) as of December 31, 2009. During the six months ended June 30, 2006, the Company granted 1.8 shares of restricted stock units at a weighted-average fair value of $18.04. Included in the above were 554,000 of performance-related restricted stock units granted at the fair value of $16.08 per share that vest upon the Company’s satisfaction of certain financial conditions as of December 31, 2008.

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

June 30, 2007
Expected volatility	27.5%
Expected term (in years)	3.0
Risk-free interest rate	4.6%

The total compensation cost related to non-vested restricted stock and restricted stock units not yet recognized as of June 30, 2007 was approximately $40, which is expected to be recognized over a weighted average of 1.8 years. Changes to non-vested restricted stock and restricted stock units for the six months ended June 30, 2007 were as follows:

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date Of Grant
Non-vested at December 31, 2006	4.4	$15.76
Granted	1.5	24.15
Vested	(1.5)	(15.10)
Forfeited	(0.2)	(18.29)

Non-vested at June 30, 2007	4.2	$19.12

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(4)	BUSINESS RESTRUCTURING AND ASSET IMPAIRMENT

2006 Restructuring

As discussed more fully in the “Business Restructuring and Asset Impairment” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company initiated a restructuring plan in the fourth quarter of 2006. The plan resulted in a net restructuring charge of $12.5 and included $24.1 of severance costs, $0.5 of facility closure costs and the reversal of $12.1 in abandonment costs for a facility being brought back into service to support consolidation of operations at an international location. Restructuring actions were taken in each business segment, of which $6.5 related to Customer Care, $0.8 related to Information Management, $2.1 related to Employee Care and $3.1 related to Corporate. The severance charge of $24.1 is being paid pursuant to our existing severance policy and employment agreements and includes cash-related payments of $21.3 and a non-cash charge of $2.8 related to acceleration of equity-based awards. These actions, which will affect approximately 630 professional employees, are expected to be completed by the end of 2007. Through June 2007, the Company completed approximately 400 of the planned headcount reductions.

Restructuring liability activity for the 2006 plan consisted of the following:

Balance at January 1, 2007	$20.5
Severance costs	(7.6)
Lease termination payments	(0.5)

Balance at June 30, 2007	$12.4

2002 Restructuring

In connection with a restructuring plan initiated during the fourth quarter of 2002, the Company made headcount reductions that affected professional and administrative employees worldwide and closed certain Customer Care and Information Management facilities.

Restructuring liability activity for the 2002 plan consisted of the following:

	2007	2006
Balance at January 1	$3.0	$16.0
Lease termination payments	(0.4)	(1.7)
Other	(1.1)	0.6

Balance at June 30	$1.5	$14.9

In the fourth quarter of 2006, the Company made a decision to consolidate operations in certain U.K. locations and move into one of the facilities that was originally abandoned in 2002. This resulted in the reversal of facility abandonment costs of $12.1 at December 31, 2006.

The remaining accrual of $1.5 reflects facility abandonment costs, which will be paid over several years until the leases expire. The accrual is equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. The Company used estimates, based on consultation with its real estate advisors, to arrive at the proceeds from any future sublease agreements. The Company will continue to evaluate such estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges in the future.

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

Goodwill increased to $886.4 at June 30, 2007 from $880.2 at December 31, 2006, as a result of currency translation adjustments.

As of June 30, 2007, the Company’s other intangible assets acquired primarily through business combinations consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$44.3	$(39.8)	$4.5
Customer relationships and other intangibles	140.5	(94.9)	45.6

Total	$184.8	$(134.7)	$50.1

Intangible amortization expense for the six-month period ended June 30, 2007 and 2006 was $4.4 and $8.6, and is estimated to be approximately $9 for the year ending December 31, 2007. Estimated intangible amortization expense for the five subsequent fiscal years is:

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

On January 1, 2007, the Company adopted the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 creates a single model to address uncertainty in income tax positions. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and, excludes income taxes from Statement of Financial Accounting Standard (SFAS) No. 5, “Accounting for Contingencies.” FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.” This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. As a result of the adoption of FIN 48, the Company recognized a $7.9 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the retained earnings balance as of January 1, 2007. Additionally, adoption of FIN 48 caused balance sheet reclassifications from deferred tax and accrued tax accounts to a FIN 48 liability for unrecognized tax benefits. The FIN 48 tax liability for unrecognized tax benefits of $88.8 as of January 1, 2007 included an accrual for interest and penalties of $17.6. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the tax reserve. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. The total amount of net unrecognized tax benefits that would affect income tax expense, if ever recognized in the financial statements, is $62.4. This amount includes net interest and penalties of $12.9.

As of June 30, 2007, the liability for unrecognized tax benefits was $83.2 of which $7.9 is recorded within other current liabilities and $75.3 is recorded within other long-term liabilities in the accompanying Consolidated Financial Statements. The Company does not presently anticipate that the unrecognized tax benefits will materially increase or decrease prior to December 31, 2007; however, actual developments in this area could differ from those currently expected.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to examinations by tax authorities for years before 2002.

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

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

In the event these costs are not deemed recoverable, the costs are expensed as incurred. The Company evaluates the probability of recovery by considering profits to be earned during the term of the related contract, the creditworthiness of the client and, if applicable, contract termination penalties payable by the client in the event that the client terminates the contract early. During the second quarter of 2007, the Company expensed $6.1 of implementation costs related to a large, Employee Care, HR BPO contract as they were deemed not recoverable in accordance with the Company’s accounting policy. Refer to the “Deferred Charges” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for more detailed discussions on deferred charges and the Company’s policy on assessing recoverability of deferred charges.

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

During the six months ended June 30, 2007 and 2006, the Company capitalized $41.7 and $57.2, respectively, of client acquisition and implementation costs. The related amortization for these periods was $23.5 and $25.2, respectively.

(8)	PAYABLES AND OTHER CURRENT LIABILITIES

	At Jun. 30, 2007	At Dec. 31, 2006
Accounts payable	$21.4	$27.2
Accrued taxes	0.9	94.7
Accrued payroll-related expenses	119.0	152.1
Executive deferred compensation plan	6.0	8.6
Accrued expenses, other	122.4	105.2
Restructuring and exit costs	13.9	23.5
Deferred revenue and government grants	89.9	100.7

	$373.5	$512.0

(9)	EMPLOYEE BENEFIT PLANS

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

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

Components of pension cost for the cash balance plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost (benefits earned during the period)	$4.4	$6.0	$9.0	$11.9
Interest cost on projected benefit obligation	2.7	2.7	5.8	5.5
Expected return on plan assets	(3.7)	(3.7)	(7.3)	(7.4)
Amortization and deferrals—net	0.5	0.5	1.3	1.0

Pension cost	$3.9	$5.5	$8.8	$11.0

Pension cost for the unfunded executive pension plans included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost (benefits earned during the period)	$0.9	$0.9	$1.9	$2.2
Interest cost on projected benefit obligation	1.0	1.1	2.2	2.4
Settlement loss	—	—	0.6	—
Amortization and deferrals—net	0.2	0.2	0.5	0.6

Pension cost	$2.1	$2.2	$5.2	$5.2

The Company expects to contribute approximately $19 to its cash balance plan during the third quarter of 2007 to satisfy pension funding requirements under the Employee Retirement Income Security Act of 1974.

(10)	SHAREHOLDERS’ EQUITY

The Company’s Board of Directors has authorized the repurchase of up to 30 million of the Company’s common shares. Through December 31, 2006, the Company repurchased 25.4 million shares of Convergys stock for $398.3 million pursuant to these authorizations. During the six months ended June 30, 2007, the Company repurchased 1.6 million shares of Convergys stock for a total cost of $41.6. At June 30, 2007, the Company may repurchase 3.0 million of additional common shares pursuant to this authorization.

From July 1 to August 3, 2007, the Company repurchased 1.2 million shares of Convergys stock for $22.5 pursuant to these authorizations.

(11)	SIGNIFICANT CUSTOMERS

The Customer Care and Information Management segments derive significant revenues from AT&T Inc. (AT&T). Revenues from AT&T were 15.0% and 16.5% of the Company’s consolidated revenues for the three months ended June 30, 2007 and 2006, respectively and 14.9% and 17.2% of the Company’s consolidated revenues for the six-month periods ended June 30, 2007 and 2006, respectively. Related accounts receivable from AT&T totaled $69.8 and $76.4 at June 30, 2007 and December 31, 2006, respectively.

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

As discussed more fully in the “Accounting Policies” section of Notes to Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006, Convergys is a limited partner of Cincinnati SMSA Limited Partnership. From December 2003 through February 2004, six separate lawsuits were filed in the Court of Common Pleas, Cuyahoga County, Ohio, against Cincinnati SMSA Limited Partnership and other defendants. Five of the suits were filed by companies purporting to be resellers (the “Resellers Cases”), while the sixth was filed by an individual consumer purporting to represent a class of damaged consumers (the “Consumer Case”). Each of the Reseller Cases seeks damages ranging from $1 to $3 plus treble damages under Ohio law. The Consumer Case seeks damages in excess of $60 plus treble damages under Ohio law. At June 30, 2007, all five of the Reseller Cases were dismissed.

A motion by Cincinnati SMSA Limited Partnership to dismiss the Consumer Case was granted, in part, and overruled, in part, by the trial court. Cincinnati SMSA Limited Partnership sought review by the Ohio Supreme Court of the part of the trial court’s decision that overruled the motion to dismiss. The Ohio Supreme Court denied review of the consumer class action. The Consumer Case has now been stayed pending the resolution of the start of the statute of limitations.

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

Convergys is not a party to this litigation and both Convergys and the State have investigated the allegations against GDX. The Company is providing certain credit protection and credit monitoring services to State of Florida employees who have chosen to enroll in these services. The Company continues to provide services to the State of Florida pursuant to the existing human resources outsourcing contract identified above. At June 30, 2007, the Company does not believe this matter will have a materially adverse impact on the financial condition of the Company.

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

Because the claim relates to the Company’s contract with DMS, the Attorney General has invoked the pre-suit dispute resolution procedures set forth in such contract, which require various discussions and then mediation between the parties to determine whether the claims can be resolved without resorting to further litigation. Discussions are continuing (and have included DMS and the GDX plaintiffs). While the Company has made progress in the discussions, this matter was not resolved at June 30, 2007. The Company does not believe this matter will have a materially adverse impact on the Company’s financial condition.

The Company is currently attempting to resolve tax audits relating to prior years in various jurisdictions. The Company believes that it is appropriately reserved with regard to these audits as of June 30, 2007. However, to the extent that the ultimate resolutions vary from the amounts reserved, such impact would be recorded to the tax provision in the period in which such resolution is reached.

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

At June 30, 2007, the Company had outstanding letters of credit of $42.6 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material.

The Company also has purchase commitments with three telecommunications providers of $18.1 for the remainder of 2007 and $26.1 for 2008.

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

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Customer Care	$460.6	$446.2	$929.6	$880.2
Information Management	183.4	195.4	369.3	384.2
Employee Care	63.0	50.2	128.0	102.7

	$707.0	$691.8	$1,426.9	$1,367.1

Depreciation:
Customer Care	$13.6	$15.7	$27.6	$32.5
Information Management	8.1	8.4	17.1	17.0
Employee Care	2.1	3.5	4.4	6.3
Corporate	4.6	4.7	9.2	9.3

	$28.4	$32.3	$58.3	$65.1

Amortization:
Customer Care	$0.6	$0.7	$1.2	$2.7
Information Management	0.9	3.6	1.9	4.9
Employee Care	0.7	0.4	1.3	1.0

	$2.2	$4.7	$4.4	$8.6

Operating Income (Loss):
Customer Care	$44.7	$48.2	$101.0	$94.4
Information Management	38.4	30.5	63.7	62.0
Employee Care	(17.1)	(8.2)	(24.5)	(17.8)
Corporate	(7.9)	(7.7)	(16.9)	(13.8)

	$58.1	$62.8	$123.3	$124.8

Form 10-Q Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Capital Expenditures: (1)
Customer Care	$8.1	$8.3	$15.8	$16.5
Information Management	2.7	12.9	7.1	21.3
Employee Care	2.4	2.4	3.8	5.2
Corporate (2)	8.7	4.1	19.2	9.2

	$21.9	$27.7	$45.9	$52.2

(1)	Excluding proceeds from the disposal of property and equipment.
(2)	Includes shared services-related capital expenditures.

	At June 30, 2007	At Dec. 31, 2006
Goodwill:
Customer Care	$571.9	$566.3
Information Management	184.9	184.3
Employee Care	129.6	129.6

	$886.4	$880.2

(14)	EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Three Months Ended June 30, 2007	Net Income	Shares	Per Share Amount
Basic EPS	$38.8	136.3	$0.28
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.9	—

Diluted EPS	$38.8	140.2	$0.28

Six Months Ended June 30, 2007
Basic EPS	$82.4	136.5	$0.60
Effect of dilutive securities:
Stock-based compensation arrangements	—	4.0	(0.01)

Diluted EPS	$82.4	140.5	$0.59

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

The diluted EPS calculation for the six months ended June 30, 2007 and 2006 excludes the effect of 7.5 million and 9.5 million outstanding stock options, respectively, because they are anti-dilutive.

(15)	DERIVATIVE INSTRUMENTS

The Company had derivative liabilities related to outstanding forward exchange contracts and options maturing within 42 months, consisting primarily of Canadian dollar, Indian rupee and Philippine pesos with a notional value of $600.5 at June 30, 2007 and $562.7 at December 31, 2006. These derivatives were classified as other current assets of $58.8 and $16.9 and other current liabilities of $0.1 and $3.2 at June 30, 2007 and December 31, 2006, respectively. The Company recorded deferred tax liabilities of $20.1 and $4.4 related to these derivatives at June 30, 2007 and December 31, 2006, respectively. A total of $38.4 and $8.3 of deferred gains, net of tax, on derivative instruments at June 30, 2007 and December 31, 2006, respectively, were accumulated in other comprehensive income. The amount expected to be reclassified into earnings from other comprehensive income during the next 12 months is $27.4, net of tax.

During the six months ended June 30, 2007 and 2006, the Company recorded net gains of $9.7 and $15.9, respectively, related to the settlement of forward contracts and options which were designated as cash flow hedges. These amounts have been classified together with the hedged transactions in the consolidated statement of income as costs of providing service.

During the six months ended June 30, 2007 and 2006, the Company recognized net gains of $2.5 and $0.6, respectively, of other expense related to changes in the fair value of derivative instruments not designated as hedges.

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

We report three segments: (i) Customer Care, which provides outsourced customer service as well as professional and consulting service to in-house customer care operations; (ii) Information Management, which provides billing and information solutions; and (iii) Employee Care, which provides human resource business process outsourcing solutions. Certain prior year data have been reclassified to conform to current period presentation.

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

During the first six months of 2007, Customer Care’s revenue increased 6% to $929.6 compared to the prior year. Customer Care’s operating income and operating margin were $101.0 and 10.9%, respectively, compared with $94.4 and 10.7% in the prior year. This improvement largely reflects increases from revenue growth.

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

During the first six months of 2007, Information Management’s revenue was $369.3, a 4% decline compared to the prior year mainly due to the negative impact of two, large, North American client migrations. Data processing, which accounted for 35% of Information Management’s revenues for the first six months of 2007, consists of monthly fees for processing client transactions in Information Management’s data centers and, in some cases, the clients’ data centers, using Information Management’s proprietary software. Data processing revenues are recognized based on the number of invoices, subscribers or events that are processed by Information Management using contractual rates. In connection with any new data processing outsourcing arrangements, Information Management often must perform significant set-up activities or implementations, including the installation and customization of its proprietary software in its centers. Professional and consulting services for installation, implementation, customization, migration, training and managed services accounted for 36% of Information Management’s revenues for the six months ended June 30, 2007. The professional and consulting fees are either invoiced monthly to the Company’s clients based on time and material costs incurred at contractually agreed upon rates or, in some instances, for a fixed fee. Information Management’s remaining revenues consisted of license and related support and maintenance fees earned under perpetual and term license arrangements. The Company invoices its clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. Fees for support and maintenance normally are charged in advance either on an annual, quarterly or monthly basis. Information Management’s operating income and operating margin were $63.7 and 17.2%, respectively, compared with $62.0 and 16.1% in the prior year. The increase in operating income was driven by operational efficiencies and cost controls.

Information Management continues to face competition as well as consolidation within the communications industry. In October 2004, Cingular Wireless (Cingular) completed its acquisition of AT&T Wireless. Prior to the acquisition, AT&T Wireless was Information Management’s largest client. We have assisted Cingular with its strategy to migrate subscribers off of the AT&T Wireless billing systems (that we support) onto Cingular’s two systems (one of which we support through a managed services agreement). The Cingular migration is now complete. In December 2006, AT&T Inc. and Bell South Corporation merged. We have a long-standing relationship with both AT&T and Bell South. Prior to the merger, Cingular (a joint venture between AT&T Inc. and Bell South Corporation) was our largest client in terms of revenue. As a result of the merger, AT&T is now our largest client in terms of revenue. In September 2005, Sprint PCS, a large data processing outsourcing client, completed its acquisition of Nextel Communications. Sprint Nextel has informed us that it intends to consolidate its billing systems onto a competitor’s system, and they announced plans to migrate subscribers from our billing system by the end of 2007. The migration began in 2006.

Information Management continues to make steady progress around the world, while dealing with the near-term challenges due to client migrations in North America. During the past year, we entered into InfinysTM license arrangements with multiple clients. We believe this is evidence of the market’s acceptance of Infinys, and we see an opportunity to build on these successes.

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

During the past few years, we have transformed Employee Care into a leading player in the growing human resource outsourcing market. In connection with our efforts to grow the business and build a global infrastructure of human resource expertise and know-how, we have incurred significant start-up costs. Furthermore, despite our success in winning long-term outsourcing arrangements with several clients, the sales cycles for these arrangements have ranged from 12 to 24 months. For these reasons, coupled with the fact that we are in the early stages with many of our outsourcing arrangements, where margins tend to be lower, we have generated significant operating losses over the past few years.

Demand for human resource outsourcing is strong and we are one of the leaders in the large and growing human resource outsourcing market. We now have future revenue of over $3 billion under contract in this business. During the first six months of 2007, Employee Care revenue increased 25% to $128.0 compared to the prior year. Employee Care’s operating loss was $24.5 compared to a loss of $17.8 in the prior year. The increased operating loss was mainly due to expensing $6.1 of implementation costs related to a large HR BPO contract.

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

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

CONSOLIDATED RESULTS

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
	2007	2006	Change		2007	2006	Change
Revenues	$707.0	$691.8	$15.2	2	$1,426.9	$1,367.1	$59.8	4

Costs of products and services	461.6	438.6	23.0	5	920.4	862.0	58.4	7
Selling, general and administrative expenses	137.1	132.0	5.1	4	281.8	264.8	17.0	6
Research and development costs	19.6	21.4	(1.8)	(8)	38.7	41.8	(3.1)	(7)
Depreciation	28.4	32.3	(3.9)	(12)	58.3	65.1	(6.8)	(10)
Amortization	2.2	4.7	(2.5)	(53)	4.4	8.6	(4.2)	(49)

Total costs	648.9	629.0	19.9	3	1,303.6	1,242.3	61.3	5

Operating income	58.1	62.8	(4.7)	(7)	123.3	124.8	(1.5)	(1)

Equity in earnings of Cellular Partnerships	3.6	1.5	2.1	140	5.6	2.9	2.7	93
Other expense, net	0.5	0.8	(0.3)	(37)	2.7	1.1	1.6	145
Interest expense	(4.6)	(5.8)	1.2	(21)	(9.4)	(11.5)	2.1	(18)

Income before income taxes	57.6	59.3	(1.7)	(3)	122.2	117.3	4.9	4

Income taxes	18.8	19.5	(0.7)	(4)	39.8	40.8	(1.0)	(2)

Net income	$38.8	$39.8	$(1.0)	(3)	$82.4	$76.5	$5.9	8

Diluted earnings per common share	$0.28	$0.28	$0.00	—	$0.59	$0.54	$0.05	9

Operating margin	8.2%	9.1%			8.6%	9.1%

Three Months Ended June 30, 2007 versus Three Months Ended June 30, 2006

Consolidated revenues for the second quarter of 2007 increased 2% from the second quarter of 2006 to $707.0. This increase reflects 3% growth in Customer Care revenues and 25% growth in Employee Care revenues, partially offset by a 6% decline in revenues from Information Management. Operating income for the second quarter of 2007 decreased 7% or $4.7 to $58.1 compared with $62.8 in the prior year. Significant improvement in operating results in Information Management was offset by declines in Employee Care and Customer Care. Operating income for the second quarter of 2007 include expensing implementation costs of $6.1 related to a large Employee Care HR BPO contract, approximately $7 of negative impact due to a weakened U.S. dollar, and capacity expansion costs of several million dollars in Customer Care.

As a percentage of revenues, costs of products and services were 65.3% compared to 63.4% during the corresponding period last year. This reflects an increase in costs of products and services as a percentage of revenues both at Employee Care and Customer Care, partially offset by lower costs of products and services as a percentage of revenues at Information Management. Selling, general, and administrative expenses of $137.1 increased 4% from the second quarter of 2006. As a percentage of revenues, selling, general and administrative expenses were 19.4% in the second quarter of 2007, up 30 basis points compared to the same period last year, primarily reflecting additional capacity expansion costs at Customer Care. The 8% decrease in research and development costs reflects lower spending at Customer Care. The 53% decrease in amortization expense reflects accelerated amortization of acquired software at Information Management in the second quarter of 2006.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

During the second quarter of 2007, we recorded equity income in the Cellular Partnerships of $3.6 compared to equity income of $1.5 in the prior year. Interest expense of $4.6 decreased from $5.8 in the prior year primarily reflecting a lower level of debt. Our effective tax rate was 32.6% for the three months ended June 30, 2007 and was in-line with the same period last year.

As a result of the forgoing, second quarter 2007 net income and earnings per diluted share were $38.8 and $0.28, respectively, compared with $39.8 and $0.28, respectively, in the second quarter of 2006.

Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006

Consolidated revenues for the first six months of 2007 increased 4% from the first six months of 2006 to $1,426.9. This increase reflects 6% growth in Customer Care revenues and 25% growth in Employee Care revenues, partially offset by a 4% decline in revenues from Information Management. Operating income for the first half of 2007 decreased 1% or $1.5 to $123.3 compared with $124.8 in the prior year. Improvement in operating results at Customer Care and Information Management partially offset declines in Employee Care and an increase of $2.4 in long-term incentive plan expense recorded at Corporate due to strong stock price performance through June 30, 2007.

As a percentage of revenues, costs of products and services were 64.5% in the first half of 2007 compared to 63.1% during the corresponding period last year. This increase was largely due to increases in costs of products and services as a percentage of revenues at Employee Care. Selling, general, and administrative expenses of $281.8 increased 6% compared to the first half of 2006. As a percentage of revenues, selling, general and administrative expenses were 19.7% for the six months ended June 30, 2007, up 30 basis points compared to the same period last year. This increase primarily reflects additional capacity expansion costs as well as the impact of a weakened U.S. dollar at Customer Care. The 7% decrease in research and development costs mainly reflects lower spending at Customer Care. The 10% decrease in depreciation expense primarily reflects assets obtained through acquisitions that were fully depreciated. Compared to the prior year, the 49% decrease in amortization expense primarily reflects accelerated amortization of acquired software at Information Management in the second quarter of 2006.

During the first half of 2007, we recorded equity income in the Cellular Partnerships of $5.6 compared to equity income of $2.9 in the prior year. Interest expense of $9.4 decreased from $11.5 in the prior year primarily reflecting a lower level of debt. Other income for the first six months of 2007 was $2.7 compared to $1.1 in the prior year, primarily as a result of higher interest income. Our effective tax rate was 32.6% for the six months ended June 30, 2007 versus 34.8% during the six months ended June 30, 2006. The decline in the effective tax rate was largely due to an increase in taxable income outside the U.S.

As a result of the forgoing, net income and earnings per diluted share for the first half of 2007 were $82.4 and $0.59 compared with $76.5 and $0.54 in the first half of 2006. Beginning January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” Refer to Note 6 to the Notes to Consolidated Financial Statements for details related to the adoption of this Standard. The adoption of this Standard resulted in a reduction of $7.9 to our retained earnings at January 1, 2007 and did not have any impact on our Consolidated Statements of Income.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

CUSTOMER CARE

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%
Revenues:
Communications	$267.1	$234.9	$32.2	14	$527.4	$454.7	$72.7	16
Technology	37.5	38.8	(1.3)	(3)	80.2	77.9	2.3	3
Financial services	64.7	63.2	1.5	2	133.8	126.0	7.8	6
Other	91.3	109.3	(18.0)	(16)	188.2	221.6	(33.4)	(15)

Total revenues	460.6	446.2	14.4	3	929.6	880.2	49.4	6

Costs of products and services	308.2	296.0	12.2	4	611.9	578.2	33.7	6
Selling, general and administrative expenses	92.4	83.3	9.1	11	185.4	168.0	17.4	10
Research and development costs	1.1	2.3	(1.2)	(52)	2.5	4.4	(1.9)	(43)
Depreciation	13.6	15.7	(2.1)	(13)	27.6	32.5	(4.9)	(15)
Amortization	0.6	0.7	(0.1)	(14)	1.2	2.7	(1.5)	(56)

Total costs	415.9	398.0	17.9	4	828.6	785.8	42.8	5

Operating income	$44.7	$48.2	$(3.5)	(7)	$101.0	$94.4	$6.6	7

Operating margin	9.7%	10.8%			10.9%	10.7%

Three Months Ended June 30, 2007 versus Three Months Ended June 30, 2006

Revenues

Customer Care’s revenues were $460.6, a 3% increase from the second quarter of 2006. Revenues increased from several clients in the communication vertical which more than offset revenue declines with several clients in the other markets.

Revenues from the communication services vertical increased 14% from the second quarter of 2006, reflecting increased revenue from more than a dozen clients. Revenues from the technology vertical decreased 3% compared to the three months ended June 30, 2006. Increases with a large software client were offset by declines with two hardware manufacturers. Revenues from the financial services vertical increased 2%, reflecting higher volume with several credit card issuers that was partially offset by a decline with a collections program. Other revenues, which are comprised of clients outside of Customer Care’s three largest industries, decreased 16% from the second quarter of 2006. This was primarily due to declines in transportation, and government programs and the timing of growth in new programs.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

Customer Care’s total costs and expenses were $415.9, a 4% increase from the second quarter of 2006. Customer Care’s costs of products and services during the second quarter of 2007 increased 4% to $308.2 from the second quarter of 2006. As a percentage of revenues, costs of products and services were 66.9%, up 60 basis points from 66.3% in the prior year. The benefits from improved agent utilization were more than offset by higher expenses of approximately 140 basis points resulting from the impact of a weakened U.S. dollar. Selling, general and administrative expenses of $92.4 in the second quarter of 2007 increased 11% compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were 20.1% in the second quarter of 2007 compared to 18.7% in the same period last year, reflecting higher costs from capacity expansions during the current year and higher expenses of approximately 20 basis points from a weakened U.S. dollar. The $1.2 decrease in research and development costs reflects reduced spending on a Customer Care application. Compared to prior year, the 13% decrease in depreciation expense primarily reflects assets acquired through acquisitions that were fully depreciated.

Operating Income

Customer Care’s second quarter 2007 operating income and margin were $44.7 and 9.7%, respectively, compared to $48.2 and 10.8%, respectively, in the second quarter of 2006.

Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006

Revenues

Customer Care’s revenues were $929.6, a 6% increase from the first half of 2006. Revenue growth from several existing clients in the communication, technology and financial services verticals more than offset revenue declines with several clients in the other markets.

Revenues from the communication services vertical increased 16% from the first half of 2006, reflecting increased revenue from several existing and new clients. Revenues from the technology vertical increased 3%, reflecting increased spending from a large software company. Revenues from the financial services vertical increased 6% from the first half of 2006, reflecting higher volume with several large credit card issuers that were partially offset by a decline with a collections program. Other revenues, which are comprised of clients outside of Customer Care’s three largest industries, decreased 15% from the first half of 2006. This was primarily due to declines in transportation and government programs and the timing of growth in new programs.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

Customer Care’s total costs and expenses were $828.6, a 5% increase from the first six months of 2006. Customer Care’s costs of products and services during the first half of 2007 increased 6% to $611.9 from the first half of 2006. As a percentage of revenues, costs of products and services were 65.8%, up 10 basis points from 65.7% in the prior year. Costs of products and services for the first half of 2007 include a 60 basis point positive impact from a one-time resolution of a prior cost as well as benefits from operational efficiencies. These benefits were offset by higher expenses of approximately $14 resulting from the impact of a weakened U.S. dollar. Selling, general and administrative expenses of $185.4 in the first six months of 2007 increased 10% compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were 19.9% in the first six months of 2007 compared to 19.1% in the same period last year, primarily due to higher costs from capacity expansions during the current year and higher expenses of approximately 30 basis points from a weakened U.S. dollar. Compared to prior year, the $1.9 decrease in research and development costs reflects reduced spending on a Customer Care application. The 15% decrease in depreciation expense reflects assets acquired through acquisitions that were fully depreciated. The 56% decrease in amortization expense reflects acquired client contracts that became fully amortized in early 2006.

Operating Income

Customer Care’s first six months of 2007 operating income and margin was $101.0 and 10.9%, respectively, compared to $94.4 and 10.7%, respectively, in the first six months of 2006.

INFORMATION MANAGEMENT

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%
Revenues:
Data processing	$62.4	$74.2	$(11.8)	(16)	$130.6	$153.4	$(22.8)	(15)
Professional and consulting	71.2	73.0	(1.8)	(2)	134.3	146.1	(11.8)	(8)
License and other	49.8	48.2	1.6	3	104.4	84.7	19.7	23

Total revenues	183.4	195.4	(12.0)	(6)	369.3	384.2	(14.9)	(4)

Costs of products and services	95.6	107.1	(11.5)	(11)	199.5	209.5	(10.0)	(5)
Selling, general and administrative expenses	22.4	27.0	(4.6)	(17)	52.0	54.2	(2.2)	(4)
Research and development costs	18.0	18.8	(0.8)	(4)	35.1	36.6	(1.5)	(4)
Depreciation	8.1	8.4	(0.3)	(4)	17.1	17.0	0.1	1
Amortization	0.9	3.6	(2.7)	(75)	1.9	4.9	(3.0)	(61)

Total costs	145.0	164.9	(19.9)	(12)	305.6	322.2	(16.6)	(5)

Operating income	$38.4	$30.5	$7.9	26	$63.7	$62.0	$(1.7)	3

Operating margin	20.9%	15.6%			17.2%	16.1%

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Three Months Ended June 30, 2007 versus Three Months Ended June 30, 2006

Revenues

Information Management revenues of $183.4 during the second quarter of 2007 were down 6% compared to the corresponding period last year primarily due to the negative impact of two large client migrations.

Data processing revenues of $62.4 decreased 16% from the corresponding period last year. This largely reflects the changing dynamics of Information Management’s billing relationship with AT&T, as AT&T migrated Cingular subscribers to an in-house managed service environment. The Cingular migration is now complete. Professional and consulting revenues of $71.2 decreased 2% from the prior year. This decrease was also largely related to AT&T, due to a reduction in migration services. License and other revenues increased 3% to $49.8. This reflects strong license revenue increases with several international service providers. Revenues from Sprint Nextel were down 10% in the second quarter of 2007 compared to the corresponding period last year. We expect the revenues from Sprint Nextel to continue to decline as they migrate subscribers from our billing system during 2007.

Costs and Expenses

Information Management’s total costs and expenses were $145.0, a 12% decline from the second quarter of 2006. Compared to prior year, Information Management’s costs of products and services during the second quarter of 2007 decreased 11% to $95.6. The decrease in costs of products and services was primarily due to operational efficiencies and benefits from cost reduction actions taken during 2006. As a percentage of revenues, costs of products and services were 52.1% in the second quarter of 2007, down from 54.8% in the second quarter of 2006. Selling, general and administrative expenses of $22.4 in the second quarter of 2007 decreased 17% compared to the prior year, reflecting benefits from cost controls. As a percentage of revenues, selling, general and administrative expenses were 12.2% in the second quarter of 2007, compared with 13.8% in the prior year. The 75% decrease in amortization expense reflects accelerated amortization of acquired software in the second quarter of 2006.

Operating Income

Information Management’s operating income and operating margin during the second quarter of 2007 were $38.4 and 20.9%, respectively, compared with $30.5 and 15.6%, respectively, during the second quarter of 2006.

Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006

Revenues

Information Management revenues of $369.3 during the first six months of 2007 were down 4% compared to the corresponding period last year. Growth from license and other revenues were offset by declines in professional and consulting and data processing revenues resulting from client migrations.

Data processing revenues of $130.6 decreased 15% from the corresponding period last year. This reflects the changing dynamics of Information Management’s billing relationship with AT&T, as AT&T migrated Cingular subscribers to an in-house managed service environment. The Cingular migration was completed earlier this year. Professional and consulting revenues of $134.3 decreased 8% from the prior year. This decrease was also largely related to AT&T, due to a reduction in migration services. License and other revenues increased 23% to $104.4. This reflects strong license revenue increases with several international service providers.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Revenues from Sprint Nextel were down 5% in the first half of 2007 compared to the corresponding period last year. We expect the revenues from Sprint Nextel to continue to decline as they migrate subscribers from our billing system during 2007.

Costs and Expenses

Information Management’s total costs and expenses were $305.6, a 5% decrease from the first six months of 2006. Compared to the prior year, Information Management’s costs of products and services during the first half of 2007 decreased 5% to $199.5. The decrease in costs of products and services was primarily due to operational efficiencies and cost reductions. As a percentage of revenues, costs of products and services were 54.0% in the first six months of 2007, down from 54.5% in the first six months of 2006. Selling, general and administrative expenses of $52.0 in the first half of 2007 decreased 4% compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were relatively flat at 14.1% for the six months ended June 30, 2007 and June 30, 2006. The 61% decrease in amortization expense reflects accelerated amortization of acquired software in the second quarter of 2006.

Operating Income

Information Management’s operating income and operating margin during the first six months of 2007 were $63.7 and 17.2%, respectively, compared with $62.0 and 16.1%, respectively, during the first six months of 2006.

EMPLOYEE CARE

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%
Revenues	$63.0	$50.2	$12.8	25	$128.0	$102.7	$25.3	25
Costs of products and services	57.8	35.5	22.3	63	109.0	74.3	34.7	47
Selling, general and administrative expenses	19.0	18.7	0.3	2	36.7	38.1	(1.4)	(4)
Research and development costs	0.5	0.3	0.2	67	1.1	0.8	0.3	38
Depreciation	2.1	3.5	(1.4)	(40)	4.4	6.3	(1.9)	(30)
Amortization	0.7	0.4	0.3	75	1.3	1.0	0.3	30

Total costs	80.1	58.4	21.7	37	152.5	120.5	32.0	27

Operating loss	$(17.1)	$(8.2)	$(8.9)	—	$(24.5)	$(17.8)	$(6.7)	38

Three Months Ended June 30, 2007 versus Three Months Ended June 30, 2006

Revenues

Employee Care’s revenues in the second quarter of 2007 were $63.0, a 25% increase from the second quarter of 2006. Revenue growth was largely due to two large global implementations.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

Employee Care’s costs of products and services during the second quarter of 2007 increased 63% to $57.8 from the second quarter of 2006. As a percentage of revenues, costs of products and services were 91.7%, up from 70.7% in the prior year. This increase was partly due to the expensing of $6.1 of implementation costs related to a large HR BPO contract. As discussed more fully in the “Deferred Charges” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, we typically defer implementation costs and amortize them ratably over the life of the contract. When implementation costs are deemed not recoverable in accordance with our accounting policy, we expense such excess costs even if the contract is profitable over its term. Also, the costs of products and services include higher early-stage operational costs related to recent client program implementations. In the early stages of client programs, margins tend to be lower. However, as we become more efficient with the delivery of services, margins tend to improve on these programs. Additionally, some revenue recognized in this quarter was pass-through in nature. Selling, general and administrative expenses of $19.0 in the second quarter of 2007 increased 2% compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were 30.2% in the second quarter of 2007, compared with 37.3% in the prior year, primarily reflecting revenue growth. Depreciation expense of $2.1 in the second quarter of 2007 decreased 40% or $1.4 compared to the prior year as data center assets are now being managed in a shared service environment.

Operating Income

Employee Care’s six months ended June 30, 2007 operating loss increased to $17.1 from $8.2 in the six months ended June 30, 2006.

Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006

Revenues

Employee Care’s revenues in the first half of 2007 were $128.0, a 25% increase from the first half of 2006. Revenue growth was largely due to two large global implementations.

Costs and Expenses

Employee Care’s costs of products and services during the six months ended June 30, 2007 increased 47% to $109.0 from the six months ended June 30, 2006. As a percentage of revenues, costs of products and services were 85.2%, up from 72.3% in the prior year. This increase was partly due to the expensing of $6.1 of implementation costs discussed above. As also discussed above, the costs of products and services for the first half of 2007 include higher early-stage operational costs related to recent client program implementations. In the early stages of client programs, margins tend to be lower. However, as we become more efficient with the delivery of services, margins tend to improve on these programs. Additionally, some revenue recognized in this period was pass-through in nature. Selling, general and administrative expenses of $36.7 in the first half of 2007 decreased 4% compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were 28.7% in the first six months of 2007, compared with 37.1% in the prior year, primarily reflecting revenue growth. Depreciation expenses of $4.4 in the first half of 2007 decreased 30% or $1.9 compared to the prior year as data center assets are now being managed in a shared service environment.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Operating Income

Employee Care’s six months ended June 30, 2007 operating loss increased to $24.5 from $17.8 in the six months ended June 30, 2006.

Restructuring and Impairment Charges

2006 Restructuring

As discussed more fully in the “Business Restructuring and Asset Impairment” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company initiated a restructuring plan in the fourth quarter of 2006. The plan resulted in a net restructuring charge of $12.5 and included $24.1 of severance costs, $0.5 of facility closure costs and the reversal of $12.1 in abandonment costs for a facility being brought back into service to support consolidation of operations at an international location. Completion of the facility consolidation could result in the recording of additional reserves in the third quarter of 2007. Restructuring actions were taken in each business segment, of which $6.5 related to Customer Care, $0.8 related to Information Management, $2.1 related to Employee Care and $3.1 related to Corporate. The severance charge of $24.1 is being paid pursuant to our existing severance policy and employment agreements and includes cash-related payments of $21.3 and a non-cash charge of $2.8 related to acceleration of equity-based awards. These actions, which will affect approximately 630 professional employees, are expected to be completed by the end of 2007. Through June 2007, the Company completed approximately 400 of the planned headcount reductions.

Restructuring liability activity for the 2006 plan consisted of the following:

Balance at January 1, 2007	$20.5
Severance costs	(7.6)
Lease termination payments	(0.5)

Balance at June 30, 2007	$12.4

2002 Restructuring

In connection with a restructuring plan initiated during the fourth quarter of 2002, the Company made headcount reductions that affected professional and administrative employees worldwide and closed certain Customer Care and Information Management facilities.

Restructuring liability activity for the 2002 plan consisted of the following:

	2007	2006
Balance at January 1	$3.0	$16.0
Lease termination payments	(0.4)	(1.7)
Other	(1.1)	0.6

Balance at June 30	$1.5	$14.9

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

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

The remaining accrual of $1.5 reflects facility abandonment costs, which will be paid over several years until the leases expire. The accrual is equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. The Company used estimates, based on consultation with its real estate advisors, to arrive at the proceeds from any future sublease agreements. The Company will continue to evaluate such estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges in the future.

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

Our three largest clients accounted for 31.4% of our revenues during the first six months of 2007, down from 34.4% in the same period of 2006. We serve AT&T, our largest client with 14.9% of revenues in the first half of 2007, and Sprint Nextel, our second largest client, under information management and customer care contracts. We provide customer care services to Sprint Nextel, for the Sprint PCS division, under a contract between Sprint Nextel and IBM, as a subcontractor to IBM. We serve DirecTV, our third largest client in 2007, under a customer care contract. Volumes under certain of our long-term contracts are subject to variation based on, among other things, the spending by clients on outsourced customer support and subscriber levels.

BUSINESS OUTLOOK

We expect record revenue in 2007 with increases in Customer Care and Employee Care more than offsetting anticipated declines in Information Management. We continue to expect full year earnings of more than $1.20 per diluted share. Not embedded in this guidance are the potential for expensing significantly higher implementation costs than originally planned for a large HR BPO contract. Due to the size of this contract, these additional costs could have a significant impact on the operating income of Employee Care in 2007 and/or over the life of the contact. We are working to resolve the issue so that there would be no additional implementation costs expensed in this year, and are having productive discussions with the client. However, the outcome could be additional expense of as much as approximately $35 in the second half of the year. The guidance for 2007 also does not include the potential for additional cost actions in the second half of the year to further streamline the business.

The long-term expectation for annual revenue growth in Customer Care business remains 10 percent. However, we now expect Customer Care revenue to grow 5 percent in 2007 as compared to our previous expectation of 10% growth in 2007. About half of this change is due to a change in expected volume with a large communications client. After the program volume adjustment, this client will still remain one of Customer Care’s largest clients. The rest of the change in growth estimate is due to slower than anticipated new client signings and ramps. We expect full year Customer Care margin to be similar to last year.

For Information Management, we expect data processing revenue to decline through the rest of the year and into next year. We also expect operating income and operating margin to decline for the rest of the year. This will be partially offset by further progress in our license and professional services businesses, with growth in international operations and tight cost controls.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

We expect Employee Care revenues will grow 20 to 30 percent in 2007 due to growth with clients now in live operations. We do not expect Employee Care to reach profitability in 2008 because of the current implementation plans and the timing of revenue recognition for two, large contracts signed in 2007.

There are execution risks and significant growth opportunities taken into account in our 2007 guidance. Challenges to be overcome include: the impact of AT&T and Sprint Nextel migrations, foreign currency exchange rate impacts, labor costs and expensing of additional HR implementation costs related to a large HR BPO contract. Significant opportunities for revenue and earnings growth include: driving more Customer Care revenue and operating efficiencies, growing Information Management’s share of the billing and care market around the globe, revenue growth and reduction in operating loss with Employee Care, and improving margin from further productivity and cost actions across the business.

We have not yet provided guidance for 2008. However, the above challenges (client migrations, foreign currency exchange impacts, labor costs and additional HR implementation costs) and opportunities (revenue growth and improving operating efficiencies) are expected to continue in varying degrees into 2008. More detailed guidance will be provided at a future date.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows

Cash flow from operating activities provides us with a significant source of funding for our investing and financing activities. Also, we have borrowing facilities available, including a $400 Five-Year Revolving Credit Facility to fund these activities. See further discussion of these borrowing facilities under the next section titled, “Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments.”

Cash flow from operating activities totaled $105.1 in the first six months of 2007, compared to $120.2 in the same period last year. Compared to the prior year, the $15.1 decline in cash flow from operations was driven by a significant increase in working capital which was partially offset by less cash used on deferred charges related to client implementations and increase in deferred tax expenses. Days sales outstanding (DSO) in receivables increased to 71 days at June 30, 2007 compared to 70 days at December 31, 2006. During the first six months of 2006, DSO increased to 74 days at June 30, 2006 versus 72 days at December 31, 2005. DSO is computed as follows: receivables, net of allowances divided by average days sales. Average days sales are defined as consolidated revenues during the quarter just ended divided by the number of calendar days in the quarter just ended.

We used $54.3 for investing activities during the first six months of 2007 compared to $44.3 during the first six months of 2006. The increase in amounts used in investing activities during the first half of 2007 was mainly due to $8.7 invested in auction rate securities. These securities are intermediate to long-term securities structured with short-term interest rates. The cash flow used for capital expenditures were $45.9 in the six months ended June 30, 2007 compared to $52.2 in the first six months of 2006.

We used $64.9 for financing activities during the first half of 2007. The activities primarily consisted of $31.0 in debt repayments and $41.6 to repurchase 1.6 million of the Company’s common shares, partially offset by $6.0 from the issuance of common shares upon exercise of stock options. This compares to $70.8 in cash used from financing activities during the first six months of 2006. The 2006 activities primarily consisted of $43.3 in debt repayments and $39.4 to repurchase 2.1 million of the Company’s common shares, partially offset by $10.1 from the issuance of common shares upon exercise of stock options.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

In connection with the implementation of the existing Employee Care contracts, we expect to incur a significant amount of implementation costs during the remainder of 2007. This will negatively impact cash flows from operations and free cash flows. We expect to contribute approximately $19 to fund our Cash Balance Pension Plan in the third quarter of 2007. Excluding funding requirements related to potential acquisitions, we believe that our cash flows from operations and available capital resources will be sufficient to fund these investments. At this point, we are not aware of any capital calls from the limited partnerships in which the Company is invested.

The Company’s free cash flow, defined as cash flow from operating activities less capital expenditures (net of proceeds related to disposals), was $59.5 and $70.1 for the first six months of 2007 and 2006, respectively. Compared to the prior year, the decrease in free cash flow of $10.6 was mainly due to a decrease in cash flow from operating activities during the first half of 2007. The Company uses free cash flow to assess the financial performance of the Company. The Company believes that free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow facilitates management’s ability to strengthen the Company’s balance sheet, to repurchase the Company’s common shares and to repay the Company’s debt obligations. Limitations associated with the use of free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by utilizing both the non-GAAP measure, free cash flow, and the GAAP measure, cash from operating activities, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

We believe that our financial structure and condition are solid. At June 30, 2007, total capitalization was $1,862.0, consisting of $312.5 of short-term and long-term debt and $1,549.5 of equity. This results in a total debt-to-total capital ratio of 16.8%, which compares to 19.1% at December 31, 2006.

The Company’s debt is considered investment grade by the rating agencies. As of June 30, 2007, our borrowing facilities included a $400 Five-Year Competitive Advance and Revolving Credit Facility. As of June 30, 2007, we had no amounts borrowed under this facility. The commitment fee on this facility at June 30, 2007 was 0.1%. The maturity date of the Credit Facility Agreement is October 20, 2011, provided, however, that upon satisfaction of certain conditions contained in the Credit Facility Agreement, we may extend the maturity date by one year. The participating agents in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank and Deutsche Bank AG. The Company’s credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios. Our interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. Our debt-to-EBITDA ratio cannot be greater than 3.25 to 1.0 at any time. We were in compliance with all covenants throughout the first six months of 2007.

In December 2005, one of the Company’s U.K. subsidiaries entered into a credit overdraft facility of 15.0 British pounds with Wachovia Bank. The Company had amounts outstanding under this facility of $15.0 as of June 30, 2007 and $20.4 as of December 31, 2006. The proceeds from this facility were used to fund the Company’s international operations.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

In November 2005, one of the Company’s Canadian subsidiaries entered into a senior unsecured revolving credit facility of 100.0 Canadian dollars with The Bank of Nova Scotia. The proceeds were used to repatriate funds from the foreign subsidiary. As of June 30, 2007, the Company had borrowings of $32.7 under this facility. This credit facility also includes certain restrictive covenants. The interest coverage ratio cannot be less than 4.00 to 1.00 for four consecutive quarters. The debt-to-capitalization ratio cannot be greater than 0.6 to 1.0 at any time. The Company was in compliance with all covenants throughout the first six months of 2007. This credit facility expires December 2008.

In December 2004, the Company issued $250.0 in 4.875% unsecured senior notes due December 15, 2009. The notes were offered and sold pursuant to our universal shelf registration statement, previously declared effective in June 2003. Under the registration statement, we have the ability to offer up to $250.0 in additional debt securities, common shares, preferred shares and/or warrants to purchase such securities. At June 30, 2007 and December 31, 2006, the senior notes had an outstanding balance of $249.2 and $249.0, respectively.

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

The Company’s Board of Directors has authorized the repurchase of up to a total of 30 million of our common shares. Through June 30, 2007, we have repurchased 27.0 million shares of Convergys stock for $439.9 pursuant to these authorizations. The Company may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on a number of considerations including market conditions and the Company’s liquidity. At June 30, 2007, the Company has the authority to purchase an additional 3.0 million common shares pursuant to this authorization. From July 1 to August 3, 2007, the Company repurchased 1.2 million shares of Convergys stock for $22.5 pursuant to these authorizations.

At June 30, 2007, the Company had outstanding letters of credit of $42.6 related to performance and payment guarantees. The Company does not believe that any obligation that may arise will be material.

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

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

The majority of the FIN 48 liability for unrecognized tax benefits of $83.2 at June 30, 2007 is expected to be settled within a three-year period.

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

In September 2005, Sprint PCS, a large Information Management data processing outsourcing client, completed its acquisition of Nextel Communications. The client informed us that it intended to consolidate its billing systems onto a competitor’s system and announced plans to migrate subscribers from our billing system by the end of 2007. The migration began in 2006. We are supporting Sprint Nextel with its migration efforts. If the migration proceeds as planned, it will negatively impact Information Management revenues and operating results.

In December 2006, AT&T and Bell South Corporation merged. The Company has long-standing relationships with both AT&T and Bell South. Prior to the merger, Cingular (a joint venture between AT&T and Bell South) was our largest client in terms of revenue. In October 2004, Cingular completed its acquisition of AT&T Wireless. Prior to that acquisition, AT&T Wireless was our largest client in terms of revenue and a significant client of both Information Management and Customer Care. Beginning in 2005, we have assisted Cingular with its strategy to migrate subscribers off of the AT&T Wireless billing systems (which we support) onto Cingular’s two systems, one of which we support. The migration is now complete and has negatively impacted Information Management revenues and operating results. Information Management expects to continue to support one of Cingular’s systems through a managed services agreement. Our Customer Care segment also has a long-standing relationship with AT&T. We expect AT&T to remain an important client to Convergys.

A large portion of our revenue is generated from a limited number of clients, and the loss of one or more of our clients could cause a reduction in our revenues and earnings.

We rely on several clients for a large percentage of our revenues. Our three largest clients, AT&T, Sprint Nextel and DirecTV, collectively represented 31.4% of our revenues for the six months ended June 30, 2007. Our relationship with AT&T is represented by separate contracts/work orders with Information Management, Customer Care and Employee Care. Our relationship with Sprint Nextel is represented by separate contracts with Information Management and Customer Care. Since February 2004, we have provided customer care services to Sprint Nextel, for the Sprint PCS division, under a contract between Sprint Nextel and IBM, whereby we serve as a subcontractor to IBM. We serve DirecTV under a customer care contract. As a result, we do not believe that it is likely that our entire relationship with AT&T, Sprint Nextel and DirecTV would terminate at one time; and, therefore, we are not substantially dependent on any particular contract/work order with these clients. However, the loss of all of the contracts/work orders with a particular client at the same time or the loss of one or more of the larger contracts/work orders with a client would adversely affect our total revenues if the revenues from such client were not replaced with revenues from that client or other clients.

Form 10-Q Part I

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

A large portion of our accounts receivable are payable by a limited number of clients and the inability of any of these clients to pay its accounts receivable could cause a reduction in our revenues and earnings.

Several significant clients account for a large percentage of our accounts receivable. As of June 30, 2007, our three largest clients, AT&T, Sprint Nextel and DirecTV, collectively accounted for 24.8% of our accounts receivable. During the past three years, each of the clients has generally paid its accounts receivable on a timely basis, and write-downs that we have incurred in connection with such accounts receivable were consistent with write-downs that we incurred with other clients. We anticipate that several clients will continue to account for a large percentage of our accounts receivable. Although we currently do not expect payment issues with any of these clients, if any of them were unable or unwilling, for any reason, to pay our accounts receivable, our income would decrease. We also carry significant receivable balances with other clients whose declaration of bankruptcy would decrease our income.

If our clients are not successful, the amount of business that they outsource and the prices that they are willing to pay for such services may diminish and could result in a reduction of our revenues and earnings.

Our revenues depend on the success of our clients. If our clients or their specific programs are not successful, the amount of business that they outsource may be diminished. Thus, although we have signed contracts, many of which contain minimum revenue commitments, to provide services to our clients, there can be no assurance that the level of revenues generated by such contracts will meet expectations. In addition, several clients, particularly in the communications and technology industries, have experienced substantial price competition. We may continue to face price pressure from such clients, which could negatively affect our operating results.

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

In the event that we experience a temporary or permanent interruption at one or more of our data or contact centers, through casualty, operating malfunction or other causes, we may be unable to provide the data processing, customer care and employee care services we are contractually obligated to deliver. This could result in our being required to pay contractual damages to some clients or to allow some clients to terminate or renegotiate their contracts. Notwithstanding contingency plans and precautions instituted to protect our clients and us from events that could interrupt delivery of services (including property and business interruption insurance that we maintain), there is no guarantee that such interruptions would not result in a prolonged interruption in our ability to provide support services to our clients or that such precautions would adequately compensate us for any losses we may incur as a result of such interruptions.

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

Our growth since inception of the business has been enhanced through acquisitions of other businesses including their service offerings and licenses. We continue to pursue strategic acquisitions. If we are unable to make appropriate acquisitions on reasonable terms, whether for cash, Convergys securities or both, it may be difficult for us to achieve the same level of growth as achieved historically.

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

Customer Care serves an increasing number of its U.S.-based customer care clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by Customer Care to render services under these contracts is denominated in Canadian dollars, Indian rupees or Philippine pesos, which represents a foreign exchange exposure to the Company. We enter into forward exchange contracts and options to limit potential foreign currency exposure. As the U.S. dollar weakened during 2006 and the first six months of 2007, the operating expenses of these contact centers, once translated into U.S. dollars, increased. The increase in operating expenses was partially offset by gains realized through the settlement of the hedged instruments. However, if the U.S. dollar weakens further, our earnings will continue to be negatively impacted.

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

We employ approximately 77,500 employees worldwide. At times, we experience difficulties in hiring personnel with the desired levels of training or experience. Additionally, particularly in regard to the labor-intensive business of Customer Care and Employee Care, quality service depends on our ability to control personnel turnover. Any increase in the employee turnover rate would increase recruiting and training costs and could decrease operating effectiveness and productivity. We may not be able to continue to hire, train and retain a sufficient number of qualified personnel to adequately staff new client projects. This is particularly critical in connection with the recent contracts signed by Employee Care. Because a significant portion of our operating costs relates to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a materially adverse effect on our business, results of operations or financial condition.

Continued war and terrorist attacks or other civil disturbances could lead to economic weakness and could disrupt our operations resulting in a decrease of our revenues and earnings.

War and terrorist attacks have caused uncertainty in the global financial markets and in the United States economy. The war in Iraq and any additional terrorists attacks may lead to continued armed hostilities or further acts of terrorism and civil disturbances in the United States or elsewhere, which may contribute to economic instability in the United States and disrupt our operations in the U.S. and abroad. Such disruptions could cause service interruptions or reduce the quality level of the services that we provide, resulting in a reduction of our revenues. These activities may also cause our clients to delay or defer decisions regarding their use of our services and, thus, delay receipt of additional revenues. In addition, war and terrorist attacks in other regions could disrupt our operations and/or create economic uncertainty with our clients, which could cause a reduction in revenues and earnings.

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

Interest Rate Risk

At June 30, 2007, we had $51.8 in outstanding variable rate borrowings. The carrying amount of our borrowings reflects fair value due to their short-term and variable interest rate features.

We sometimes use interest rate swaps to hedge our interest rate exposure. These instruments are hedges of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding interest rate swaps covering interest rate exposure at June 30, 2007.

Based upon our exposure to variable rate borrowings, a one percentage point change in the weighted average interest rate would change our annual interest expense by approximately $1.

Foreign Currency Exchange Rate Risk

The Company serves many of our U.S.-based clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Canadian dollars (CAD), Indian rupees (INR) or Philippine pesos (PHP), which represents a foreign exchange exposure. In order to hedge the exposure related to the anticipated cash flow requirements denominated in these foreign currencies, we have entered into forward contracts with several financial institutions to acquire a total of CAD 214.0, INR 14,245.9 and PHP 4,777.4 at a fixed price of $184.4, $312.0 and $90.0, respectively, through December 2010. Additionally, the Company had entered into option contracts to purchase approximately CAD 15.0 for a fixed price of $14.0 through December 2007. The fair value of these derivative instruments as of June 30, 2007 was $58.7. The potential loss in fair value at June 30, 2007 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $60. This loss would be mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency and foreign denominated revenue and profit translated into U.S. dollars. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables and payables that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of June 30, 2007, the fair value of these derivatives was $1.2.

Form 10-Q Part I

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with the Chief Accounting Officer and other key employees, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Sarbanes-Oxley Act) as of the end of the quarter ended June 30, 2007. Based on this review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act, as amended, is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Company’s Board of Directors has authorized the repurchase of up to a total of 30 million common shares. Through June 30, 2007, we repurchased 27.0 million shares of Convergys stock for $439.9 pursuant to this authorization. At June 30, 2007, the Company was authorized to repurchase up to 3.0 million additional common shares.

From July 1 to August 3, 2007, the Company repurchased 1.2 million shares of Convergys stock for $22.5 pursuant to these authorizations.

The Company’s second quarter 2007 repurchases of common shares were as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
Apr. 2007	120,000	$25.49	120,000	3,900,844
May 2007	880,000	25.22	880,000	3,020,844
Jun. 2007	—	—	—	3,020,844

Total	1,000,000	$25.25	1,000,000

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Other than the matters approved at the Company’s Annual Shareholders’ Meeting held on April 17, 2007, as reported in the Company’s 10-Q for the quarterly period ended March 31, 2007, there were no matters submitted to a vote of security holders during the second quarter of 2007.

ITEM 5.	OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our Schedule 14A was filed on March 13, 2007.

Form 10-Q Part II

ITEM 6.	EXHIBITS.

(a)	Exhibits.

The following are filed as Exhibits to Part II of this Form 10-Q:

Exhibit Number
3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to Form S-3 filed on August 10, 2000, File No. 333-43404.)

3.2	Regulations of the Company. (Incorporated by reference to Exhibit 3.2 to Form S-1 filed on July 7, 1998, File No. 333-53619.)

4	Rights Agreement dated November 30, 1998 between Convergys Corporation and The Fifth Third Bank. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed December 23, 1998, File No. 001-14379.)

10.1	Convergys Corporation Supplemental Executive Retirement Plan as amended effective February 20, 2007.

10.2

Agreement and Releases dated June 29, 2007 between Convergys Corporation and William H. Hawkins II. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 29, 2007, File No. 001-14379.) *

31.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

Form 10-Q Part II

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation

Date: August 7, 2007	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer
(On behalf of the Registrant and as Chief Financial Officer)