Form 10-Q
period 2007-09-30
CONVERGYS CORP
filed 2007-11-06
CIK 1062047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At October 31, 2007, there were 130,238,165 common shares outstanding, excluding amounts held in Treasury of 50,905,346.

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in millions, except per share amounts)	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
Revenues	$703.7	$702.7	$2,130.6	$2,069.8
Operating Costs and Expenses
Cost of providing services and products sold	456.8	439.9	1,377.2	1,301.9
Selling, general and administrative	131.0	135.8	412.8	400.6
Research and development costs	18.9	22.0	57.6	63.8
Depreciation	28.5	33.3	86.8	98.4
Amortization	2.1	2.0	6.5	10.6
Restructuring charge	3.4	—	3.4	—

Total costs and expenses	640.7	633.0	1,944.3	1,875.3

Operating Income	63.0	69.7	186.3	194.5
Equity in Earnings of Cellular Partnerships	2.2	4.2	7.8	7.1
Other Income, net	1.2	0.8	3.9	1.9
Interest Expense	(4.2)	(5.7)	(13.6)	(17.2)

Income Before Income Taxes	62.2	69.0	184.4	186.3
Income Tax Expense	20.4	23.8	60.2	64.6

Net Income	$41.8	$45.2	$124.2	$121.7

Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	$5.5	$2.6	$14.0	$5.8
Change related to pension liability	—	—	2.8	—
Unrealized gains (losses) on hedging activities	6.1	3.5	36.2	(4.0)

Total other comprehensive income (loss)	11.6	6.1	53.0	1.8

Comprehensive Income	$53.4	$51.3	$177.2	$123.5

Earnings Per Common Share
Basic	$0.31	$0.33	$0.92	$0.88

Diluted	$0.30	$0.32	$0.89	$0.86

Average Common Shares Outstanding
Basic	133.7	138.0	135.6	138.8
Diluted	137.1	141.4	139.4	142.0

See Notes to Consolidated Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts In Millions)	(Unaudited) September 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$116.9	$235.9
Receivables, net of allowances of $8.0 and $12.0	591.5	545.6
Deferred income tax benefits	25.3	53.5
Prepaid expenses	38.8	37.3
Other current assets	81.8	57.9

Total current assets	854.3	930.2

Property and equipment, net	358.3	368.6
Goodwill, net	894.4	880.2
Other intangibles, net	44.3	49.9
Investment in Cellular Partnerships	51.3	49.5
Deferred charges	270.5	228.0
Other assets	36.4	33.9

Total Assets	$2,509.5	$2,540.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt maturing within one year	$16.0	$83.9
Payables, deferred revenue and other current liabilities	383.1	512.0

Total current liabilities	399.1	595.9

Long-term debt	259.2	259.6
Deferred income tax liability	69.9	43.9
Accrued pension liability	99.6	105.0
Deferred revenue and other long-term liabilities	158.7	80.8

Total liabilities	986.5	1,085.2

Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized; none outstanding	—	—
Common shares – without par value, 500.0 authorized;
181.1 outstanding in 2007 and 179.6 outstanding in 2006	993.9	965.1
Treasury stock – 49.9 shares in 2007 and 43.1 in 2006	(879.7)	(749.4)
Retained earnings	1,352.1	1,235.7
Accumulated other comprehensive income	56.7	3.7

Total shareholders’ equity	1,523.0	1,455.1

Total Liabilities and Shareholders’ Equity	$2,509.5	$2,540.3

See Notes to Consolidated Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Amounts in millions)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$124.2	$121.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93.3	109.0
Deferred income tax expense	40.2	14.4
Cellular Partnerships results in excess of distributions	(7.8)	(7.1)
Stock compensation expense	19.1	20.9
Changes in assets and liabilities, net of effects from acquisitions:
Change in receivables	(45.9)	(39.6)
Change in other current assets	0.4	6.7
Change in deferred charges, net	(31.0)	(50.0)
Change in other assets and liabilities	(5.1)	38.0
Change in payables and other current liabilities	(71.8)	24.1
Other, net	(4.6)	(3.9)

Net cash provided by operating activities	111.0	234.2

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(77.2)	(79.0)
Proceeds from disposal of property and equipment	0.3	4.6
Acquisitions	(2.8)	(6.8)
Sales of auction rate securities, net	30.0	—
Return of capital from Cellular Partnerships	6.0	5.8

Net cash used in investing activities	(43.7)	(75.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of commercial paper and other debt, net	(68.3)	(58.6)
Excess tax benefits from share-based payment arrangements	2.9	3.1
Purchase of treasury shares	(127.6)	(63.4)
Issuance of common shares	6.7	14.5

Net cash used in financing activities	(186.3)	(104.4)

Net (decrease) /increase in cash and cash equivalents	(119.0)	54.4
Cash and cash equivalents at beginning of period	235.9	196.0

Cash and cash equivalents at end of period	$116.9	$250.4

See Notes to Consolidated Financial Statements.

Form 10-Q Part II

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new Standard provides guidance for using fair value to measure assets and liabilities. The Standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other Standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effects that SFAS No. 157 will have on its financial statements.

Form 10-Q Part II

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

The Company’s operating results for the three and nine months ended September 30, 2007 included long-term incentive plan expense of $3.3 and $20.1, respectively compared to $7.7 and $22.0, respectively, for the same periods in 2006. Long-term incentive plan expense includes both incentive plan expense that is paid in cash based on relative shareholder return as well as stock compensation expense.

Operating results for the three and nine months ended September 30, 2007 included stock compensation expense of $6.7 and $19.1, respectively, compared to $7.7 and $22.0, respectively, for the same periods in 2006. Included in the stock compensation expense of $22.0 for the nine months ended September 30, 2006 was pretax compensation expense of $0.9 ($0.6, net of tax) related to the expensing of the Company’s stock options due to the adoption of SFAS 123(R), “Share-Based Payment.”

Stock Options

A summary of stock option activity for the nine months ended September 30, 2007 is presented below:

			Weighted	Weighted
			Average	Average
		Weighted	Remaining	Fair Value at
		Average	Contractual Term	Date of Grant
Shares in Thousands	Shares	Exercise Price	(in years)	(per share)
Outstanding at Jan. 1, 2007	12,828	$28.69
Exercised	(1,046)	14.83
Forfeited/cancelled	(393)	36.78

Outstanding at Sept. 30, 2007	11,389	$29.64	3.0	$12.43
Options exercisable at Sept. 30, 2007	11,389	$29.64	3.0	$12.43

Restricted Stock and Restricted Stock Units

During the first nine months of 2007, the Company granted 1.5 shares of restricted stock units with a weighted average fair value of $24.12. Included in the above were approximately 440,000 of performance-related restricted stock units granted at the fair value of $21.09 per share that vest upon the Company’s satisfaction of certain financial performance conditions (relative shareholder return versus the S&P 500 return) as of December 31, 2009. During the nine months ended September 30, 2006, the Company granted 1.8 shares of restricted stock units at a weighted-average fair value of $18.06. Included in the above were 554,000 performance-related restricted stock units granted at the fair value of $16.08 per share that vest upon the Company’s satisfaction of certain financial conditions as of December 31, 2008.

Form 10-Q Part II

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

September 30, 2007
Expected volatility	27.5%
Expected term (in years)	3.0
Risk-free interest rate	4.6%

The total compensation cost related to non-vested restricted stock and restricted stock units not yet recognized as of September 30, 2007 was approximately $33, which is expected to be recognized over a weighted average of 1.6 years. Changes to non-vested restricted stock and restricted stock units for the nine months ended September 30, 2007 were as follows:

		Weighted
		Average Fair
Shares in Millions Except	Number of	Value at Date
Per Share Amounts	Shares	Of Grant
Non-vested at December 31, 2006	4.4	$15.76
Granted	1.5	24.12
Vested	(1.5)	(15.22)
Forfeited	(0.3)	(18.72)

Non-vested at September 30, 2007	4.1	$19.26

Form 10-Q Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(4)	BUSINESS RESTRUCTURING CHARGES

2007 Restructuring

During the third quarter of 2007, the Company recorded a restructuring charge of $3.4 related to a U.K. facility closure. The accrual is equal to the future costs associated with the abandoned facility, net of the proceeds from any probable future sublease agreements. The Company used estimates, based on consultation with its real estate advisors, to arrive at the proceeds from any future sublease agreements. The Company will continue to evaluate such estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to this facility closure in the future.

2006 Restructuring

As discussed more fully in the “Restructuring and Impairment” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company initiated a restructuring plan in the fourth quarter of 2006. The plan resulted in a net restructuring charge of $12.5 and included $24.1 of severance costs, $0.5 of facility closure costs and the reversal of $12.1 in abandonment costs for a facility being brought back into service to support consolidation of operations in the United Kingdom. Completion of the facility consolidation at this location resulted in the recording of additional reserves in the third quarter of 2007, as discussed above. Restructuring actions were taken in each business segment, of which $6.5 related to Customer Care, $0.8 related to Information Management, $2.1 related to Employee Care and $3.1 related to Corporate. The severance charge of $24.1 is being paid pursuant to our existing severance policy and employment agreements and includes cash-related payments of $21.3 and a non-cash charge of $2.8 related to acceleration of equity-based awards. The Company expects to be completed with these actions by the end of 2007.

Restructuring liability activity for the 2006 plan consisted of the following:

Balance at January 1, 2007	$20.5
Severance costs	(9.9)
Lease termination payments	(0.5)

Balance at September 30, 2007	$10.1

2002 Restructuring

In connection with a restructuring plan initiated during the fourth quarter of 2002, the Company made headcount reductions that affected professional and administrative employees worldwide and closed certain Customer Care and Information Management facilities.

Restructuring liability activity for the 2002 plan consisted of the following:

	2007	2006
Balance at January 1	$3.0	$16.0
Lease termination payments	(3.1)	(2.2)
Other	0.1	1.1

Balance at September 30	$—	$14.9

Form 10-Q Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

In the fourth quarter of 2006, the Company made a decision to consolidate operations in certain United Kingdom locations and move into one of the facilities that was originally abandoned in 2002. This resulted in the reversal of facility abandonment costs of $12.1 at December 31, 2006.

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

Goodwill increased to $894.4 at September 30, 2007 from $880.2 at December 31, 2006. This increase was primarily due to foreign currency translation adjustments.

As of September 30, 2007, the Company’s other intangible assets acquired primarily through business combinations consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$44.4	$(40.2)	$4.2
Customer relationships and other intangibles	141.0	(96.7)	44.3

Total	$185.4	$(136.9)	$48.5

Intangible amortization expense for the nine-month period ended September 30, 2007 and 2006 was $6.5 and $10.6, and is estimated to be approximately $9 for the year ending December 31, 2007. Estimated intangible amortization expense for the five subsequent fiscal years is:

For the year ended 12/31/08	$8
For the year ended 12/31/09	$8
For the year ended 12/31/10	$7
For the year ended 12/31/11	$6
For the year ended 12/31/12	$6
Thereafter	$10

The intangible assets are being amortized over the following periods: five to seven years for software and three to twelve years for customer relationships and other. The remaining weighted average amortization period for intangible assets subject to amortization is seven years (three years for software, and seven years for customer relationships and other).

Form 10-Q Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(6)	ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

On January 1, 2007, the Company adopted the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 creates a single model to address uncertainty in income tax positions. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and excludes income taxes from Statement of Financial Accounting Standard (SFAS) No. 5, “Accounting for Contingencies.” FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.” This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. As a result of the adoption of FIN 48, the Company recognized a $7.9 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the retained earnings balance as of January 1, 2007. Additionally, adoption of FIN 48 caused balance sheet reclassifications from deferred tax and accrued tax accounts to a FIN 48 liability for unrecognized tax benefits. The FIN 48 tax liability for unrecognized tax benefits of $88.8 as of January 1, 2007 included an accrual for interest and penalties of $17.6. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the tax reserve. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. The total amount of net unrecognized tax benefits that would affect income tax expense, if ever recognized in the financial statements, is $62.4. This amount includes net interest and penalties of $12.9.

As of September 30, 2007, the liability for unrecognized tax benefits was $84.0 of which $6.3 is recorded within other current liabilities and $77.7 is recorded within other long-term liabilities in the accompanying Consolidated Financial Statements. The Company does not presently anticipate that the unrecognized tax benefits will materially increase or decrease prior to December 31, 2007; however, actual developments in this area could differ from those currently expected.

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

Form 10-Q Part II

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

During the nine months ended September 30, 2007 and 2006, the Company capitalized $80.0 and $97.8, respectively, of client acquisition and implementation costs. The related amortization for these periods was $37.5 and $37.9, respectively.

(8)	PAYABLES AND OTHER CURRENT LIABILITIES

	At Sept. 30, 2007	At Dec. 31, 2006
Accounts payable	$16.0	$27.2
Accrued taxes	2.9	94.7
Accrued payroll-related expenses	130.2	152.1
Accrued expenses, other	132.3	113.8
Restructuring and exit costs	13.5	23.5
Deferred revenue and government grants	88.2	100.7

	$383.1	$512.0

(9)	EMPLOYEE BENEFIT PLANS

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

Form 10-Q Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

Components of pension cost for the cash balance plan are as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
Service cost (benefits earned during the period)	$4.5	$4.5	$13.5	$16.4
Interest cost on projected benefit obligation	2.9	2.5	8.7	8.0
Expected return on plan assets	(3.6)	(3.6)	(10.9)	(11.0)
Amortization and deferrals—net	0.6	0.2	1.9	1.2

Pension cost	$4.4	$3.6	$13.2	$14.6

Pension cost for the unfunded executive pension plans included the following components:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
Service cost (benefits earned during the period)	$0.9	$0.9	$2.8	$3.1
Interest cost on projected benefit obligation	1.1	1.1	3.3	3.5
Settlement loss	—	—	0.6	—
Amortization and deferrals—net	0.3	0.3	0.8	0.9

Pension cost	$2.3	$2.3	$7.5	$7.5

The Company contributed approximately $19 to its cash balance plan during the third quarter of 2007 to satisfy pension funding requirements under the Employee Retirement Income Security Act of 1974.

(10)	SHAREHOLDERS’ EQUITY

During the third quarter of 2007, the Company fully utilized the previous share repurchase authorizations. On August 14, 2007, the Company’s Board of Directors authorized the repurchase of an additional 20 million of the Company’s common shares. During the nine months ended September 30, 2007, the Company repurchased 6.7 million shares of Convergys stock for a total cost of $130.3. At September 30, 2007, the Company may repurchase 17.9 million common shares pursuant to these authorizations.

From October 1 to November 2, 2007, the Company repurchased 1.1 million shares of Convergys stock for $18.8 pursuant to these authorizations.

(11)	SIGNIFICANT CUSTOMERS

The Customer Care and Information Management segments derive significant revenues from AT&T Inc. (AT&T). Revenues from AT&T were 15.5% and 16.6% of the Company’s consolidated revenues for the three months ended September 30, 2007 and 2006, respectively, and 15.1% and 17.0% of the Company’s consolidated revenues for the nine-month periods ended September 30, 2007 and 2006, respectively. Related accounts receivable from AT&T totaled $63.7 and $76.4 at September 30, 2007 and December 31, 2006, respectively.

Form 10-Q Part II

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

As discussed more fully in the “Accounting Policies” section of Notes to Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006, Convergys is a limited partner of Cincinnati SMSA Limited Partnership. From December 2003 through February 2004, six separate lawsuits were filed in the Court of Common Pleas, Cuyahoga County, Ohio, against Cincinnati SMSA Limited Partnership and other defendants. Five of the suits were filed by companies purporting to be resellers (the “Resellers Cases”), while the sixth was filed by an individual consumer purporting to represent a class of damaged consumers (the “Consumer Case”). All five of the Reseller Cases were dismissed earlier this year. The Consumer Case seeks damages in excess of $60 plus treble damages under Ohio law.

A motion by Cincinnati SMSA Limited Partnership to dismiss the Consumer Case on statute of limitations and other grounds was granted, in part, and overruled, in part, by the trial court. Cincinnati SMSA Limited Partnership sought review by the Ohio Supreme Court of the part of the trial court’s decision that overruled the motion to dismiss. The Ohio Supreme Court denied review. The trial court has now stayed further proceedings on the Consumer Case pending its reconsideration of the statute of limitations issue.

Pursuant to the partnership agreement, Convergys, as a limited partner, has no right to direct or participate in the defense of these actions and, therefore, has no current ability to assess the merit of any claims made in these actions or to identify any possible loss, which could result from these claims against the partnership.

Global Docugraphix, Inc., also known as Document Imaging, Inc. and GDXdata (“GDX”), is an electronic document management company previously engaged by the Company to perform work under the Company’s human resources outsourcing contract with the Florida Department of Management Services (“DMS”). GDX has been the subject of two lawsuits filed in the Florida courts. The first lawsuit names GDX, together with its parent company, Global Docugraphix, Inc., as defendants in a false claims action filed on behalf of the State of Florida by two former employees of GDX on or around March 1, 2005 under seal in the Circuit Court of the Second Judicial Circuit in Leon County, Florida. The complaint alleges that GDX submitted invoices for work performed by GDX, which work was in violation of its subcontract with Convergys, and Convergys’ contract with DMS, involving the security of the human resources data provided to GDX. The Complaint further alleges that by submitting such invoices, which allegedly were paid from funds paid to Convergys by the State, GDX submitted false invoices to the State. The Complaint seeks treble damages, penalties, attorney fees and costs from GDX based on the amount of the allegedly improper invoices. The State of Florida’s Attorney General’s Office has not intervened in this case, but continues to monitor it.

On April 12, 2006, GDX and Global Docugraphix, Inc. filed a Motion to Dismiss the lawsuit (“Motion”). The Motion remains pending before the Court. In addition, Global Docugraphix, Inc. has filed a suggestion of bankruptcy.

Form 10-Q Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

Convergys is not a party to this litigation and both Convergys and the State have investigated the allegations against GDX. The Company is providing certain credit protection and credit monitoring services to State of Florida employees who have chosen to enroll in these services. The Company continues to provide services to the State of Florida pursuant to the existing human resources outsourcing contract identified above. At September 30, 2007, the Company does not believe this matter will have a materially adverse impact on the financial condition of the Company.

The Company has the right to seek indemnity against GDX for any claims brought against the Company or losses suffered by the Company as a result of the actions and conduct of GDX.

On January 3, 2006, in the Circuit Court of Leon County, Florida, Samuel McDowell, a former employee of the Company, as Relator, filed a false claims action alleging that the Company failed to provide proper data security under the Company’s contract with DMS, and as a result, falsely invoiced the State of Florida. The State of Florida’s Attorney General’s office exercised its right to intervene in this action. Pending settlement discussions, the case was stayed and the Company was not required to respond to the Complaint unless a written settlement was not reached by October 1, 2007. No settlement was reached at September 30, 2007 and, thus, Convergys filed a Motion to Dismiss on October 1, 2007. That Motion is now before the court and the parties continue to engage in various discussions as set forth below.

As the claim relates to the Company’s contract with DMS, the Attorney General has invoked the pre-suit dispute resolution procedures set forth in such contract, which require various discussions and then mediation between the parties to determine whether the claims can be resolved without resorting to further litigation. Discussions are continuing (and have included DMS, the McDowell plaintiffs and the GDX plaintiffs). The Company does not believe this matter will have a materially adverse impact on the Company’s financial condition.

The Company is currently attempting to resolve tax audits relating to prior years in various jurisdictions. The Company believes that it is appropriately reserved with regard to these audits as of September 30, 2007. However, to the extent that the ultimate resolutions vary from the amounts reserved, such impact would be recorded to the tax provision in the period in which such resolution is reached.

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

Form 10-Q Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

The Company does not expect such amounts, if any, to be material. The Company has concluded that it is not required to consolidate the Lessor pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51.

At September 30, 2007, the Company had outstanding letters of credit of $42.4 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material.

The Company also has purchase commitments with three telecommunications providers of $9.1 for the remainder of 2007 and $26.1 for 2008.

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

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
Revenues:
Customer Care	$462.9	$454.8	$1,392.5	$1,335.0
Information Management	177.6	197.1	546.9	581.3
Employee Care	63.2	50.8	191.2	153.5

	$703.7	$702.7	$2,130.6	$2,069.8

Depreciation:
Customer Care	$14.0	$16.8	$41.6	$49.3
Information Management	7.8	8.6	24.9	25.6
Employee Care	2.2	3.3	6.6	9.6
Corporate	4.5	4.6	13.7	13.9

	$28.5	$33.3	$86.8	$98.4

Amortization:
Customer Care	$0.6	$0.6	$1.8	$3.3
Information Management	0.9	1.1	2.8	6.0
Employee Care	0.6	0.3	1.9	1.3

	$2.1	$2.0	$6.5	$10.6

Operating Income (Loss):
Customer Care	$40.4	$54.5	$141.4	$148.9
Information Management	34.1	31.3	97.8	93.3
Employee Care	(8.3)	(8.6)	(32.8)	(26.4)
Corporate	(3.2)	(7.5)	(20.1)	(21.3)

	$63.0	$69.7	$186.3	$194.5

Form 10-Q Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
Capital Expenditures: (1)
Customer Care	$8.7	$15.9	$24.5	$32.4
Information Management	7.2	5.9	14.3	27.2
Employee Care	10.8	1.8	14.6	7.0
Corporate (2)	4.6	3.2	23.8	12.4

	$31.3	$26.8	$77.2	$79.0

(1)	Excluding proceeds from the disposal of property and equipment.

(2)	Includes shared services-related capital expenditures.

	At Sept. 30, 2007	At Dec. 31, 2006

Goodwill:
Customer Care	$576.6	$566.3
Information Management	188.0	184.3
Employee Care	129.8	129.6

	$894.4	$880.2

(14)	EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Three Months Ended September 30, 2007	Net Income	Shares	Per Share Amount

Basic EPS	$41.8	133.7	$0.31
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.4	(0.01)

Diluted EPS	$41.8	137.1	$0.30

Nine Months Ended September 30, 2007

Basic EPS	$124.2	135.6	$0.92
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.8	(0.03)

Diluted EPS	$124.2	139.4	$0.89

Form 10-Q Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

Three Months Ended September 30, 2006	Net Income	Shares	Per Share Amount

Basic EPS	$45.2	138.0	$0.33
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.4	(0.01)

Diluted EPS	$45.2	141.4	$0.32

Nine Months Ended September 30, 2006

Basic EPS	$121.7	138.8	$0.88
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.2	(0.02)

Diluted EPS	$121.7	142.0	$0.86

The diluted EPS calculation for the nine months ended September 30, 2007 and 2006 excludes the effect of 9.1 million and 9.0 million outstanding stock options, respectively, because they are anti-dilutive.

(15)	DERIVATIVE INSTRUMENTS

The Company had derivative assets related to outstanding forward exchange contracts and options maturing within 39 months, consisting primarily of Canadian dollar, Indian rupee and Philippine pesos with a notional value of $533.4 at September 30, 2007 and $562.7 at December 31, 2006. These derivatives were classified as other current assets of $69.7 and $16.9 and other current liabilities of $0.0 and $3.2 at September 30, 2007 and December 31, 2006, respectively. The Company recorded deferred tax liabilities of $23.9 and $4.4 related to these derivatives at September 30, 2007 and December 31, 2006, respectively. A total of $44.5 and $8.3 of deferred gains, net of tax, on derivative instruments at September 30, 2007 and December 31, 2006, respectively, were accumulated in other comprehensive income. The amount expected to be reclassified into earnings from other comprehensive income during the next 12 months is $31.4, net of tax.

During the nine months ended September 30, 2007 and 2006, the Company recorded net gains of $24.3 and $20.3, respectively, related to the settlement of forward contracts and options which were designated as cash flow hedges. These amounts have been classified together with the hedged transactions in the consolidated statement of income as costs of providing service.

During the nine months ended September 30, 2007 and 2006, the Company recognized net gains of $1.5 and $0.5, respectively, of other expense related to changes in the fair value of derivative instruments not designated as hedges.

Form 10-Q Part II

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

Customer Care typically recognizes revenues as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. In a limited number of engagements where the client pays a fixed fee, we recognize revenues based on the specific facts and circumstances of the engagement, using the proportional performance method or upon final completion of the engagement. We sometimes earn supplemental revenues depending on our satisfaction of certain service levels or achievement of certain performance measurement targets. The supplemental revenues are recognized only after the required measurement targets are met. Customer Care’s remaining revenues are derived from collection services and professional and consulting services. Revenues for collection-related services are recognized in the month collection payments are received based on a percentage of cash collected or other contractual parameters. Revenues for professional and consulting services are recognized as the services are performed or upon final completion of the engagement based on the specific facts and circumstances of the engagement.

Customer Care principally focuses on developing long-term strategic outsourcing relationships with large companies and governmental agencies with the need for more cost-effective customer care services. We have deployed a full suite of product and service offerings, which includes customer and technical support, account management, and professional services to strengthen our position in the customer care outsourcing market and the in-house contact center market. Our operational strategy to deliver high quality products and services through process excellence, and the geographical diversity of our operations, creates a distinct competitive advantage for us in the opportunity-rich customer care marketplace.

During the first nine months of 2007, Customer Care’s revenue increased 4% to $1,392.5 compared to the prior year. Customer Care’s operating income and operating margin were $141.4 and 10.2%, respectively, compared with $148.9 and 11.2% in the prior year. The impact of revenue growth and cost saving initiatives was offset by increased labor costs, capacity expansion costs incurred to support the anticipated growth of existing and new clients, and additional foreign exchange-related expense of approximately $20, net of hedges due to the weakened U.S. dollar.

Form 10-Q Part II

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

During the first nine months of 2007, Information Management’s revenue was $546.9, a 6% decline compared to the prior year mainly due to the negative impact of two large, North American client migrations. Data processing, which accounted for 34% of Information Management’s revenues for the first nine months of 2007, consists of monthly fees for processing client transactions in Information Management’s data centers and, in some cases, the clients’ data centers, using Information Management’s proprietary software. Data processing revenues are recognized based on the number of invoices, subscribers or events that are processed by Information Management using contractual rates. In connection with any new data processing outsourcing arrangements, Information Management often must perform significant set-up activities or implementations, including the installation and customization of its proprietary software in its centers. Professional and consulting services for installation, implementation, customization, migration, training and managed services accounted for 36% of Information Management’s revenues for the nine months ended September 30, 2007. The professional and consulting fees are either invoiced monthly to the Company’s clients based on time and material costs incurred at contractually agreed upon rates or, in some instances, for a fixed fee. Information Management’s remaining revenues consisted of license and related support and maintenance fees earned under perpetual and term license arrangements. The Company invoices its clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. Fees for support and maintenance normally are charged in advance either on an annual, quarterly or monthly basis. Information Management’s operating income and operating margin for the first nine months of 2007 were $97.8 and 17.9%, respectively, compared with $93.3 and 16.1% in the prior year. This significant improvement resulted from our continued focus on reducing costs.

Information Management continues to face competition as well as consolidation within the communications industry. In October 2004, Cingular Wireless (Cingular) completed its acquisition of AT&T Wireless. Prior to the acquisition, AT&T Wireless was Information Management’s largest client. We have assisted Cingular with its strategy to migrate subscribers off of the AT&T Wireless billing systems (that we support) onto Cingular’s two systems (one of which we support through a managed services agreement). The Cingular migration is now complete. In December 2006, AT&T Inc. and Bell South Corporation merged. We have a long-standing relationship with both AT&T and Bell South. Prior to the merger, Cingular (a joint venture between AT&T Inc. and Bell South Corporation) was our largest client in terms of revenue. As a result of the merger, AT&T is now our largest client in terms of revenue. In September 2005, Sprint PCS, a large data processing outsourcing client, completed its acquisition of Nextel Communications. Sprint Nextel has informed us that it intends to consolidate its billing systems onto a competitor’s system. Sprint Nextel’s current plan is to complete the migration of subscribers from our billing system during 2008. The migration began in 2006.

Information Management continues to make steady progress around the world, while dealing with the near-term challenges due to client migrations in North America. During the past year, we entered into InfinysTM license arrangements with multiple clients. We believe this is evidence of the market’s acceptance of Infinys, and we see an opportunity to build on these successes.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Employee Care

Our Employee Care segment provides a full range of human resource business processing outsourcing services including benefits administration, human resource administration, learning, payroll administration and recruiting and staffing services to large companies and governmental entities. We take advantage of our economies of scale in order to standardize human resource processes across departments, business lines, language differences and national borders. With a global network of data and operations centers, we provide our clients’ employees with a single point of contact in 70 countries speaking nearly 35 languages through multi-channel communication vehicles. These multi-channel lines include advanced speech recognition technology, Web chats, telecommunications and fax.

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

Demand for human resource outsourcing is strong and we are one of the leaders in the large and growing human resource outsourcing market. We now have future revenue of over $3 billion under contract in this business. During the first nine months of 2007, Employee Care revenue increased 25% to $191.2 compared to the prior year. Employee Care’s operating loss was $32.8 compared to a loss of $26.4 in the prior year, reflecting additional costs incurred during early stages of new client programs and $6.1 of expensed implementation costs related to a large HR BPO contract during the second quarter of 2007.

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

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

CONSOLIDATED RESULTS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	%	2007	2006	Change	%
Revenues	$703.7	$702.7	$1.0	—	$2,130.6	$2,069.8	$60.8	3
Costs of products and services	456.8	439.9	16.9	4	1,377.2	1,301.9	75.3	6
Selling, general and administrative expenses	131.0	135.8	(4.8)	(4)	412.8	400.6	12.2	3
Research and development costs	18.9	22.0	(3.1)	(14)	57.6	63.8	(6.2)	(10)
Depreciation	28.5	33.3	(4.8)	(14)	86.8	98.4	(11.6)	(12)
Amortization	2.1	2.0	0.1	5	6.5	10.6	(4.1)	(39)
Restructuring charges	3.4	—	3.4	—	3.4	—	3.4	—

Total costs	640.7	633.0	7.7	1	1,944.3	1,875.3	69.0	4

Operating income	63.0	69.7	(6.7)	(10)	186.3	194.5	(8.2)	(4)
Equity in earnings of
Cellular Partnerships	2.2	4.2	(2.0)	(48)	7.8	7.1	0.7	10
Other expense, net	1.2	0.8	0.4	50	3.9	1.9	2.0	105
Interest expense	(4.2)	(5.7)	1.5	(26)	(13.6)	(17.2)	3.6	(21)

Income before income taxes	62.2	69.0	(6.8)	(10)	184.4	186.3	(1.9)	(1)
Income taxes	20.4	23.8	(3.4)	(14)	60.2	64.6	(4.4)	(7)

Net income	$41.8	$45.2	$(3.4)	(8)	$124.2	$121.7	$2.5	2

Diluted earnings per common share	$0.30	$0.32	$(0.02)	(6)	$0.89	$0.86	$0.03	3
Operating margin	9.0%	9.9%			8.7%	9.4%

Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006

Consolidated revenues for the third quarter of 2007 were $703.7 compared to $702.7 in the prior year. Growth in revenues from Employee Care and Customer Care was offset by a decline in Information Management primarily due to anticipated client migrations. Operating income for the third quarter of 2007 decreased 10%, or $6.7, to $63.0 compared with $69.7 in the prior year, largely due to a decline in operating income at Customer Care.

As a percentage of revenues, costs of products and services were 64.9% compared to 62.6% during the corresponding period last year. This reflects an increase in costs of products and services as a percentage of revenues both at Employee Care and Customer Care, partially offset by lower costs of products and services as a percentage of revenues at Information Management. Selling, general, and administrative expenses of $131.0 decreased 4% from the third quarter of 2006. As a percentage of revenues, selling, general and administrative expenses were 18.6% in the third quarter of 2007, down 70 basis points compared to the same period last year. This reflects a decrease in selling, general and administrative expenses at Information Management and Employee Care, partially offset by an increase in selling, general, and administrative expenses at Customer Care, largely reflecting additional capacity expansion costs. The 14% decrease in research and development costs largely reflects the savings from cost reduction actions taken in 2006. Compared to the prior year, the 14% decrease in depreciation expense largely reflects assets that became fully depreciated.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

As discussed more fully under the heading, “Restructuring Charges,” we recorded a restructuring charge of $3.4 during the third quarter of 2007. In addition, operating income for the third quarter of 2007 was also positively impacted by a decrease of approximately $4 in long-term incentive plan expense recorded at Corporate reflecting the impact of our recent share price performance and Convergys’ pay-for-performance policy.

During the third quarter of 2007, we recorded equity income in the Cellular Partnerships of $2.2 compared to equity income of $4.2 in the prior year. Interest expense of $4.2 decreased from $5.7 in the prior year primarily reflecting a lower level of debt. Our effective tax rate was 32.8% for the three months ended September 30, 2007 compared to 34.5% in the same period last year. The decline in the effective tax rate was largely due to an increase in taxable income outside the U.S.

As a result of the forgoing, third quarter 2007 net income and earnings per diluted share were $41.8 and $0.30, respectively, compared with $45.2 and $0.32, respectively, in the third quarter of 2006.

Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006

Consolidated revenues for the first nine months of 2007 increased 3% from the first nine months of 2006 to $2,130.6. This increase reflects 4% growth in Customer Care revenues and 25% growth in Employee Care revenues, partially offset by a 6% decline in revenues from Information Management. Operating income for the first nine months of 2007 decreased 4%, or $8.2, to $186.3 compared with $194.5 in the prior year. Improvement in operating results at Information Management partially offset declines at Customer Care and Employee Care.

As a percentage of revenues, costs of products and services were 64.6% in the first nine months of 2007 compared to 62.9% during the corresponding period last year. This increase was largely due to increases in costs of products and services as a percentage of revenues at Employee Care. Selling, general, and administrative expenses of $412.8 increased 3% compared to the first nine months of 2006. This increase primarily reflects additional capacity expansion costs at Customer Care. As a percentage of revenues, selling, general and administrative expenses were flat at 19.4% for the nine months ended September 30, 2007 and September 30, 2006. The 10% decrease in research and development costs largely reflects the savings from cost reduction actions taken in 2006. The 12% decrease in depreciation expense primarily reflects assets that became fully depreciated. Compared to prior year, the 39% decrease in amortization expense largely reflects accelerated amortization of acquired software at Information Management in the second quarter of 2006. As discussed more fully under the heading, “Restructuring Charges,” we recorded a restructuring charge of $3.4 during the third quarter of 2007.

During the first nine months of 2007, we recorded equity income in the Cellular Partnerships of $7.8 compared to equity income of $7.1 in the prior year. Interest expense of $13.6 decreased from $17.2 in the prior year primarily reflecting a lower level of debt. Other income for the first nine months of 2007 was $3.9 compared to $1.9 in the prior year, primarily as a result of higher interest income. Our effective tax rate was 32.6% for the nine months ended September 30, 2007 versus 34.7% during the nine months ended September 30, 2006. The decline in the effective tax rate was largely due to an increase in taxable income outside the U.S.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

As a result of the foregoing, net income and earnings per diluted share for the first nine months of 2007 were $124.2 and $0.89 compared with $121.7 and $0.86 in the first nine months of 2006. Beginning January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” Refer to Note 6 to the Notes to Consolidated Financial Statements for details related to the adoption of this Standard. The adoption of this Standard resulted in a reduction of $7.9 to our retained earnings at January 1, 2007 and did not have any impact on our Consolidated Statements of Income.

CUSTOMER CARE

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	%	2007	2006	Change	%
Revenues:
Communications	$275.5	$247.6	$27.9	11	$802.9	$702.3	$100.6	14
Technology	37.3	39.7	(2.4)	(6)	117.5	117.6	(0.1)	—
Financial services	64.7	67.8	(3.1)	(5)	198.5	193.8	4.7	2
Other	85.4	99.7	(14.3)	(14)	273.6	321.3	(47.7)	(15)

Total revenues	462.9	454.8	8.1	2	1,392.5	1,335.0	57.5	4
Costs of products and services	312.9	296.7	16.2	5	924.8	874.9	49.9	6
Selling, general and administrative expenses	94.0	84.2	9.8	12	279.4	252.2	27.2	11
Research and development costs	1.0	2.0	(1.0)	(50)	3.5	6.4	(2.9)	(45)
Depreciation	14.0	16.8	(2.8)	(17)	41.6	49.3	(7.7)	(16)
Amortization	0.6	0.6	—	—	1.8	3.3	(1.5)	(45)

Total costs	422.5	400.3	22.2	6	1,251.1	1,186.1	65.0	5

Operating income	$40.4	$54.5	$(14.1)	(26)	$141.4	$148.9	$(7.5)	(5)

Operating margin	8.7%	12.0%			10.2%	11.2%

Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006

Revenues

Customer Care’s revenues were $462.9, a 2% increase from the third quarter of 2006. Revenues increased from several clients in the communication vertical which more than offset revenue declines with clients in the technology, financial services and other markets.

Revenues from the communication services vertical increased 11% from the third quarter of 2006, reflecting increased revenue from several clients. Revenues from the technology vertical decreased 6%, reflecting reduced spending from a hardware manufacturer and from a large software company. Revenues from the financial services vertical decreased 5%, reflecting a revenue decline with a collections program. Other revenues, which are comprised of clients outside of Customer Care’s three largest industries, decreased 14% from the third quarter of 2006. This was primarily due to declines in transportation and government programs.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

Customer Care’s total costs and expenses were $422.5, a 6% increase from the third quarter of 2006. Customer Care’s costs of products and services during the third quarter of 2007 increased 5% to $312.9 from the third quarter of 2006. As a percentage of revenues, costs of products and services were 67.6%, up 240 basis points from 65.2% in the prior year. The impact of revenue growth and operational efficiencies were offset by increased labor costs. In addition, costs of products and services was impacted by higher expenses of approximately 60 basis points resulting from the impact of a weakened U.S. dollar, which was more than offset by a benefit from a reduction in an employee benefit liability based on our favorable experience. Selling, general and administrative expenses of $94.0 in the third quarter of 2007 increased 12% compared to the prior year. This reflects higher costs from capacity expansions during the current year and costs from adding sales and consulting resources, which were partially offset by a $3 benefit from a reduction in an employee benefit liability. Lower volume, driven by client program changes, and the negative impact of slower client ramps, caused by fewer client signings, have contributed to excess contact center capacity during the year. Selling, general and administrative expenses for the third quarter of 2007 also include higher expenses of approximately 10 basis points due to a weakened U.S. dollar. As a percentage of revenues, selling, general and administrative expenses were 20.3% in the third quarter of 2007 compared to 18.5% in the same period last year. The $1 decrease in research and development costs reflects reduced spending on a Customer Care application. Compared to prior year, the 17% decrease in depreciation expense mostly reflects data center assets that are now being managed in a shared service environment.

Operating Income

Customer Care’s third quarter 2007 operating income and margin were $40.4 and 8.7%, respectively, compared to $54.5 and 12.0%, respectively, in the third quarter of 2006.

Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006

Revenues

Customer Care’s revenues were $1,392.5, a 4% increase from the first nine months of 2006. Revenue growth from several existing clients in the communication and financial services verticals more than offset revenue declines with several clients in the other markets.

Revenues from the communication services vertical increased 14% from the first nine months of 2006, reflecting increased revenue from several clients. Revenues from the technology vertical were relatively flat compared to the prior year. Revenues from the financial services vertical increased 2% from the first nine months of 2006, reflecting higher volume with several large credit card issuers that were partially offset by a decline with a collections program. Other revenues, which are comprised of clients outside of Customer Care’s three largest industries, decreased 15% from the first nine months of 2006. This was largely due to declines in transportation and government programs.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

Customer Care’s total costs and expenses were $1,251.1, a 5% increase from the first nine months of 2006. Customer Care’s costs of products and services during the first nine months of 2007 increased 6% to $924.8 from the first nine months of 2006. As a percentage of revenues, costs of products and services were 66.4%, up 90 basis points from 65.5% in the prior year. The impact of revenue growth, operational efficiencies as well as benefits from resolution of certain prior costs were offset by increased labor costs as well as higher expenses of approximately 120 basis points resulting from the impact of a weakened U.S. dollar. Selling, general and administrative expenses of $279.4 in the first nine months of 2007 increased 11% compared to the prior year. This reflects higher costs from capacity expansions during the current year and also costs from adding sales and consulting resources. As a percentage of revenues, selling, general and administrative expenses were 20.1% in the first nine months of 2007 compared to 18.9% in the same period last year. Compared to prior year, the $2.9 decrease in research and development costs reflects reduced spending on a Customer Care application. The 16% decrease in depreciation expense mostly reflects data center assets, which are now being managed in a shared service environment.

Operating Income

Customer Care’s operating income and operating margin during the first nine months of 2007 were $141.4 and 10.2%, respectively, compared to $148.9 and 11.2%, respectively, in the first nine months of 2006.

INFORMATION MANAGEMENT

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	%	2007	2006	Change	%
Revenues:
Data processing	$55.9	$74.0	$(18.1)	(24)	$186.5	$227.4	$(40.9)	(18)
Professional and consulting	65.3	75.3	(10.0)	(13)	199.6	221.4	(21.8)	(10)
License and other	56.4	47.8	8.6	18	160.8	132.5	28.3	21

Total revenues	177.6	197.1	(19.5)	(10)	546.9	581.3	(34.4)	(6)
Costs of products and services	90.9	106.1	(15.2)	(14)	290.4	315.6	(25.2)	(8)
Selling, general and administrative expenses	22.7	30.2	(7.5)	(25)	74.7	84.4	(9.7)	(11)
Research and development costs	17.8	19.8	(2.0)	(10)	52.9	56.4	(3.5)	(6)
Depreciation	7.8	8.6	(0.8)	(9)	24.9	25.6	(0.7)	(3)
Amortization	0.9	1.1	(0.2)	(18)	2.8	6.0	(3.2)	(53)
Restructuring charges	3.4	—	3.4	—	3.4	—	3.4	—

Total costs	143.5	165.8	(22.3)	(13)	449.1	488.0	(38.9)	(8)

Operating income	$34.1	$31.3	$2.8	9	$97.8	$93.3	$4.5	5

Operating margin	19.2%	15.9%			17.9%	16.1%

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006

Revenues

Information Management revenues of $177.6 during the third quarter of 2007 were down 10% compared to the corresponding period last year primarily due to the negative impact of the AT&T and Sprint Nextel client migrations.

Data processing revenues of $55.9 decreased 24% from the corresponding period last year. This largely reflects the changing dynamics of Information Management’s billing relationship with AT&T, as AT&T migrated Cingular subscribers to an in-house managed service environment. The Cingular migration was completed in the first quarter of 2007. Professional and consulting revenues of $65.3 decreased 13% from the prior year. This decrease was also largely related to the impact of client migrations. License and other revenues increased 18% to $56.4. This reflects strong license revenue increases with several international clients.

Revenues from Sprint Nextel were down 16% in the third quarter of 2007 compared to the corresponding period last year. We expect the revenues from Sprint Nextel to continue to decline as they migrate subscribers from our billing system during 2007.

Costs and Expenses

Information Management’s total costs and expenses were $143.5, a 13% decline from the third quarter of 2006. Compared to prior year, Information Management’s costs of products and services during the third quarter of 2007 decreased 14% to $90.9. The decrease in costs of products and services was primarily due to the benefits from cost reduction actions taken during 2006. As a percentage of revenues, costs of products and services were 51.2% in the third quarter of 2007, down from 53.8% in the third quarter of 2006. Selling, general and administrative expenses of $22.7 in the third quarter of 2007 decreased 25% compared to the prior year, reflecting benefits from continued focus on reducing costs. As a percentage of revenues, selling, general and administrative expenses were 12.8% in the third quarter of 2007, compared to 15.3% in the prior year. The 10% decrease in research and development costs largely reflects the savings from cost reduction actions taken in 2006. A restructuring charge of $3.4 was recorded during the third quarter of 2007 related to a facility closure in the United Kingdom carried out to better align the Company’s cost structure with its future business needs.

Operating Income

Information Management’s operating income and operating margin during the third quarter of 2007 were $34.1 and 19.2%, respectively, compared with $31.3 and 15.9%, respectively, during the third quarter of 2006.

Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006

Revenues

Information Management revenues of $546.9 during the first nine months of 2007 were down 6% compared to the corresponding period last year. Growth from license and other revenues were offset by declines in professional and consulting and data processing revenues resulting from client migrations.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Data processing revenues of $186.5 decreased 18% from the corresponding period last year. This reflects the changing dynamics of Information Management’s billing relationship with AT&T, as AT&T migrated Cingular subscribers to an in-house managed service environment. The Cingular migration was completed earlier this year. Professional and consulting revenues of $199.6 decreased 10% from the prior year. This decrease was also largely related to AT&T, due to a reduction in migration services. License and other revenues increased 21% to $160.8. This reflects strong license revenue increases with several international service providers.

Revenues from Sprint Nextel were down 9% in the first nine months of 2007 compared to the corresponding period last year. We expect the revenues from Sprint Nextel to continue to decline as they migrate subscribers from our billing system during 2007.

Costs and Expenses

Information Management’s total costs and expenses were $449.1, an 8% decrease from the first nine months of 2006. Compared to the prior year, Information Management’s costs of products and services during the first nine months of 2007 decreased 8% to $290.4. The decrease in costs of products and services was primarily due to operational efficiencies and cost reductions. As a percentage of revenues, costs of products and services were 53.1% in the first nine months of 2007, down from 54.3% in the first nine months of 2006. Selling, general and administrative expenses of $74.7 in the first nine months of 2007 decreased 11% compared to the prior year, reflecting benefits from continued focus on reducing costs. As a percentage of revenues, selling, general and administrative expenses were 13.7% in the first nine months of 2007, compared with 14.5% in the prior year. The 53% decrease in amortization expense reflects accelerated amortization of acquired software in the second quarter of 2006. A restructuring charge of $3.4 was recorded during the third quarter of 2007 related to a facility closure in the United Kingdom carried out to better align the Company’s cost structure with its future business needs.

Operating Income

Information Management’s operating income and operating margin during the first nine months of 2007 were $97.8 and 17.9%, respectively, compared with $93.3 and 16.1%, respectively, during the first nine months of 2006.

EMPLOYEE CARE

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	%	2007	2006	Change	%
Revenues	$63.2	$50.8	$12.4	24	$191.2	$153.5	$37.7	25

Costs of products and services	53.1	37.0	16.1	44	162.1	111.3	50.8	46
Selling, general and administrative expenses	15.5	18.6	(3.1)	(17)	52.2	56.7	(4.5)	(8)
Research and development costs	0.1	0.2	(0.1)	(50)	1.2	1.0	0.2	20
Depreciation	2.2	3.3	(1.1)	(33)	6.6	9.6	(3.0)	(31)
Amortization	0.6	0.3	0.3	100	1.9	1.3	0.6	46

Total costs	71.5	59.4	12.1	20	224.0	179.9	44.1	25

Operating loss	$(8.3)	$(8.6)	$0.3	(3)	$(32.8)	$(26.4)	$(6.4)	24

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006

Revenues

Employee Care’s revenues in the third quarter of 2007 were $63.2, a 24% increase from the third quarter of 2006. Revenue growth was largely from clients in early stage, live operation.

Costs and Expenses

Employee Care’s costs of products and services during the third quarter of 2007 increased 44% to $53.1 from the third quarter of 2006. As a percentage of revenues, costs of products and services were 84.0%, up from 72.8% in the prior year. The costs of products and services include higher early-stage operational costs related to recent client program implementations. In the early stages of client programs, margins tend to be lower. However, as we become more efficient with the delivery of services, margins tend to improve on these programs. Additionally, some revenue recognized in this quarter was pass-through in nature. Selling, general and administrative expenses of $15.5 in the third quarter of 2007 decreased 17% compared to the prior year, reflecting improved employee productivity. As a percentage of revenues, selling, general and administrative expenses were 24.5% in the third quarter of 2007, compared with 36.6% in the prior year, primarily reflecting revenue growth. Depreciation expense of $2.2 in the third quarter of 2007 decreased $1.1 compared to the prior year as data center assets are now being managed in a shared service environment.

Operating Income

Employee Care’s three months ended September 30, 2007 operating loss improved to $8.3 from $8.6 in the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006

Revenues

Employee Care’s revenues in the first nine months of 2007 were $191.2, a 25% increase from the first nine months of 2006. Revenue growth was largely due to two large global clients.

Costs and Expenses

Employee Care’s costs of products and services during the nine months ended September 30, 2007 increased 46% to $162.1 from the nine months ended September 30, 2006. As a percentage of revenues, costs of products and services were 84.8%, up from 72.5% in the prior year. This increase was partly due to expensing $6.1 of implementation costs in the second quarter of 2007 related to a large HR BPO contract. As discussed more fully in the “Deferred Charges” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, we typically defer implementation costs associated with a contract and amortize them ratably over the life of the contract. When implementation costs are deemed not recoverable in accordance with our accounting policy, we expense such excess costs even if the contract is profitable over its term. Also, the cost of products and services include higher early-stage operational costs related to recent client program implementations. In the early stages of client programs, margins tend to be lower. However, as we become more efficient with the delivery of services, margins tend to improve on these programs. Additionally, some revenue recognized in this period was pass-through in nature. Selling, general and administrative expenses of $52.2 in the first nine months of 2007 decreased 8% compared to the prior year, reflecting improved employee productivity. As a percentage of revenues, selling, general and administrative expenses were 27.3% in the first nine months of 2007, compared with 36.9% in the prior year, primarily reflecting revenue growth. Depreciation expenses of $6.6 in the first nine months of 2007 decreased 31%, or $3.0, compared to the prior year as data center assets are now being managed in a shared service environment.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Operating Income

Employee Care’s operating loss for the nine months ended September 30, 2007 increased to $32.8 from $26.4 in the nine months ended September 30, 2006.

Business Restructuring Charges

2007 Restructuring

During the third quarter of 2007, the Company recorded a restructuring charge of $3.4 related to a facility closure in the United Kingdom. The accrual is equal to the future costs associated with the abandoned facility, net of the proceeds from any probable future sublease agreements. The Company used estimates, based on consultation with its real estate advisors, to arrive at the proceeds from any future sublease agreements. The Company will continue to evaluate such estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to this facility closure in the future.

2006 Restructuring

As discussed more fully in the “Restructuring and Impairment” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company initiated a restructuring plan in the fourth quarter of 2006. The plan resulted in a net restructuring charge of $12.5 and included $24.1 of severance costs, $0.5 of facility closure costs and the reversal of $12.1 in abandonment costs for a facility being brought back into service to support consolidation of operations in the United Kingdom. Completion of the facility consolidation at this location resulted in the recording of additional reserves in the third quarter of 2007, as discussed above. Restructuring actions were taken in each business segment, of which $6.5 related to Customer Care, $0.8 related to Information Management, $2.1 related to Employee Care and $3.1 related to Corporate. The severance charge of $24.1 is being paid pursuant to our existing severance policy and employment agreements and includes cash-related payments of $21.3 and a non-cash charge of $2.8 related to acceleration of equity-based awards. The Company expects to be completed with these actions by the end of 2007.

Restructuring liability activity for the 2006 plan consisted of the following:

Balance at January 1, 2007	$20.5
Severance costs	(9.9)
Lease termination payments	(0.5)

Balance at September 30, 2007	$10.1

2002 Restructuring

In connection with a restructuring plan initiated during the fourth quarter of 2002, the Company made headcount reductions that affected professional and administrative employees worldwide and closed certain Customer Care and Information Management facilities.

Restructuring liability activity for the 2002 plan consisted of the following:

	2007	2006
Balance at January 1	$3.0	$16.0
Lease termination payments	(3.1)	(2.2)
Other	0.1	1.1

Balance at September 30	$—	$14.9

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

In the fourth quarter of 2006, the Company made a decision to consolidate its operations in certain United Kingdom locations and move into one of the facilities that was originally abandoned in 2002. This resulted in the reversal of $12.1 of facility abandonment costs at December 31, 2006.

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

Our three largest clients accounted for 32.9% of our revenues during the first nine months of 2007, down from 34.3% in the same period of 2006. We serve AT&T, our largest client with 15.5% of revenues in the first nine months of 2007, and Sprint Nextel, our second largest client, under information management and customer care contracts. We provide customer care services to Sprint Nextel, for the Sprint PCS division, under a contract between Sprint Nextel and IBM, as a subcontractor to IBM. We serve Comcast Corporation, our third largest client in 2007, under customer care and information management contracts. Volumes under certain of our long-term contracts are subject to variation based on, among other things, the spending by clients on outsourced customer support and subscriber levels.

BUSINESS OUTLOOK

We continue to expect record revenue and earnings per share in 2007. In the second quarter of 2007 we recorded a $6 charge related to a large HR BPO contract and indicated that we could expense up to $35 in additional charges in the second half of the year. We successfully resolved the contract issues related to this implementation, and we expect no additional expensing of implementation costs as we complete this phase of the project.

Earnings of $0.89 per diluted share in the first nine months of 2007, keeps us on track to achieve full year earnings of approximately $1.20 per diluted share. We expect to achieve these earnings despite the second quarter charge of $6 referred to in the preceding paragraph, a third quarter restructuring charge of $3 and additional currency impact in the second half of the year of approximately $4, net of hedges, due to the weakened U.S. dollar. While this earnings guidance takes into account execution risks and significant growth opportunities, it does not consider the potential for additional cost actions in the fourth quarter to further streamline the business. While our full year free cash flow may not match net income, we do expect strong cash flow in the fourth quarter.

Looking forward to the remainder of 2007 and into 2008, we are focused on overcoming challenges and realizing significant opportunities including: driving more Customer Care revenue growth to extend our leadership position; improving operating efficiencies to expand margins while overcoming increases in labor costs; continuing to manage significant foreign currency risks through forward contract hedging and growth of in-country client revenue; continuing cost alignment of the Information Management business as the Sprint conversion moves ahead; growing share of the business support systems market around the globe; maintaining tight controls on Employee Care implementations; achieving go-live targets to recognize 2009 contracted revenue surpassing $300 in Employee Care; and improving margins based on further productivity and cost actions across the business. We expect to see another year of record revenue and earnings per share in 2008. We will provide more detailed guidance in January 2008.

Form 10-Q Part II

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

Cash flow from operating activities totaled $111.0 in the first nine months of 2007, compared to $234.2 in the same period last year. Compared to the prior year, the $123.2 decline in cash flow from operations was driven by a $109 increase in working capital. This increase in working capital was caused partly by an increase in receivables and partly due to the timing of payment of payroll-related expenses and taxes. We contributed approximately $19 to fund our Cash Balance Pension Plan during the third quarter of 2007. Days sales outstanding (DSO) in receivables increased to 77 days at September 30, 2007 compared to 70 days at December 31, 2006. This increase was driven by growth in international revenue and timing of payments from a few large customers. During the first nine months of 2006, DSO increased to 73 days at September 30, 2006 versus 72 days at December 31, 2005. DSO is computed as follows: receivables, net of allowances divided by average days sales. Average days sales are defined as consolidated revenues during the quarter just ended divided by the number of calendar days in the quarter just ended.

We used $43.7 for investing activities during the first nine months of 2007 compared to $75.4 during the first nine months of 2006. The decrease in amounts used in investing activities during the first nine months of 2007 was mainly due to the sale of auction rate securities. These securities were intermediate- to long-term securities structured with short-term interest rates. The Company used $77.2 in cash flow for capital expenditures in the nine months ended September 30, 2007 compared to $79.0 in the first nine months of 2006.

We used $186.3 for financing activities during the first nine months of 2007. The activities primarily consisted of $68.3 in debt repayments and $127.6 to repurchase 6.7 million of the Company’s common shares, partially offset by $6.7 from the issuance of common shares upon exercise of stock options. This compares to $104.4 in cash used from financing activities during the first nine months of 2006. The 2006 activities primarily consisted of $58.6 in debt repayments and $63.4 to repurchase 3.4 million of the Company’s common shares, partially offset by $14.5 from the issuance of common shares upon exercise of stock options.

In connection with the implementation of the existing Employee Care contracts, we expect to incur a significant amount of implementation costs during the remainder of 2007. We also expect to see in the fourth quarter of 2007 additional deferred revenue related to the HR implementations, which will positively impact cash flow from operations and free cash flow. Excluding funding requirements related to potential acquisitions, we believe that our cash flows from operations and available capital resources will be sufficient to fund these investments. At this point, we are not aware of any capital calls from the limited partnerships in which the Company is invested.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

The Company’s free cash flow, defined as cash flow from operating activities less capital expenditures (net of proceeds related to disposals), was $34.1 and $159.8 for the first nine months of 2007 and 2006, respectively. Compared to the prior year, the decrease in free cash flow of $125.7 was due to a decrease in cash flow from operating activities during the first nine months of 2007. The Company uses free cash flow to assess the financial performance of the Company. The Company believes that free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow facilitates management’s ability to strengthen the Company’s balance sheet, to repurchase the Company’s common shares and to repay the Company’s debt obligations. Limitations associated with the use of free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by utilizing both the non-GAAP measure, free cash flow, and the GAAP measure, cash from operating activities, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

We believe that our financial structure and condition are solid. At September 30, 2007, total capitalization was $1,798.2 consisting of $275.2 of short-term and long-term debt and $1,523.0 of equity. This results in a total debt-to-total capital ratio of 15.3%, which compares to 19.1% at December 31, 2006.

The Company’s debt is considered investment grade by the rating agencies. As of September 30, 2007, our borrowing facilities included a $400 Five-Year Competitive Advance and Revolving Credit Facility. As of September 30, 2007, we had no amounts borrowed under this facility. The commitment fee on this facility at September 30, 2007 was 0.1%. The maturity date of the Credit Facility Agreement is October 20, 2011, provided, however, that upon satisfaction of certain conditions contained in the Credit Facility Agreement, we may extend the maturity date by one year. The participating agents in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank and Deutsche Bank AG. The Company’s credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios. Our interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. Our debt-to-EBITDA ratio cannot be greater than 3.25 to 1.0 at any time. We were in compliance with all covenants throughout the first nine months of 2007.

In December 2005, one of the Company’s United Kingdom subsidiaries entered into a credit overdraft facility of 15.0 British pounds with Wachovia Bank. The Company repaid this facility in full during the third quarter of 2007. There was $20.4 outstanding under this facility as of December 31, 2006. The proceeds from this facility were used to fund the Company’s international operations.

In November 2005, one of the Company’s Canadian subsidiaries entered into a senior unsecured revolving credit facility of 100.0 Canadian dollars with The Bank of Nova Scotia. The proceeds were used to repatriate funds from the foreign subsidiary. As of September 30, 2007, the Company had borrowings of $14.9 under this facility. This credit facility also includes certain restrictive covenants. The interest coverage ratio cannot be less than 4.00 to 1.00 for four consecutive quarters. The debt-to-capitalization ratio cannot be greater than 0.6 to 1.0 at any time. The Company was in compliance with all covenants throughout the first nine months of 2007. This credit facility expires December 2008.

In December 2004, the Company issued $250.0 in 4.875% unsecured senior notes due December 15, 2009. The notes were offered and sold pursuant to our universal shelf registration statement, previously declared effective in June 2003. Under the registration statement, we have the ability to offer up to $250.0 in additional debt securities, common shares, preferred shares and/or warrants to purchase such securities. At September 30, 2007 and December 31, 2006, the senior notes had an outstanding balance of $249.3 and $249.0, respectively.

Form 10-Q Part II

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

During the third quarter of 2007, we fully utilized the previous share repurchase authorizations. On August 14, 2007, the Company’s Board of Directors authorized the repurchase of an additional 20 million of our common shares. We repurchased 5.1 million shares for approximately $88.7 in the third quarter and 6.7 million shares for $130.3 during the first nine months of 2007. The Company may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on a number of considerations including market conditions and our liquidity. At September 30, 2007, the Company has the authority to purchase an additional 17.9 million common shares pursuant to the current authorization. From October 1 to November 2, 2007, the Company repurchased 1.1 million shares of Convergys stock for $18.8 pursuant to these authorizations.

At September 30, 2007, the Company had outstanding letters of credit of $42.4 related to performance and payment guarantees. The Company does not believe that any obligation that may arise will be material.

The Company believes that its present ability to borrow is greater than its established credit facilities in place. If market conditions change and the Company experiences a significant decline in revenues or increase in costs, its cash flows and liquidity could be reduced. This could cause rating agencies to lower its credit ratings, thereby increasing its borrowing costs, or even causing a reduction in or the elimination of its access to debt and the ability to raise additional equity.

The majority of the FIN 48 liability for unrecognized tax benefits of $84.0 at September 30, 2007 is expected to be settled within a three-year period.

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

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

In September 2005, Sprint PCS, a large Information Management data processing outsourcing client, completed its acquisition of Nextel Communications. The client informed us that it intended to consolidate its billing systems onto a competitor’s system and has announced plans to complete migrating subscribers from our billing system during 2008. The migration began in 2006. We are supporting Sprint Nextel with its migration efforts. If the migration proceeds as planned, it will negatively impact Information Management revenues and operating results.

In December 2006, AT&T and Bell South Corporation merged. The Company has long-standing relationships with both AT&T and Bell South. Prior to the merger, Cingular (a joint venture between AT&T and Bell South) was our largest client in terms of revenue. In October 2004, Cingular completed its acquisition of AT&T Wireless. Prior to that acquisition, AT&T Wireless was our largest client in terms of revenue and a significant client of both Information Management and Customer Care. Beginning in 2005, we have assisted Cingular with its strategy to migrate subscribers off of the AT&T Wireless billing systems (which we support) onto Cingular’s two systems, one of which we support. The migration was completed earlier this year and has negatively impacted Information Management revenues and operating results. Information Management expects to continue to support one of Cingular’s systems through a managed services agreement. Our Customer Care segment also has a long-standing relationship with AT&T. We expect AT&T to remain an important client to Convergys.

A large portion of our revenue is generated from a limited number of clients, and the loss of one or more of our clients could cause a reduction in our revenues and earnings.

We rely on several clients for a large percentage of our revenues. Our three largest clients, AT&T, Sprint Nextel and Comcast, collectively represented 32.9% of our revenues for the nine months ended September 30, 2007. Our relationship with AT&T is represented by separate contracts/work orders with Information Management, Customer Care and Employee Care. Our relationship with Sprint Nextel is represented by separate contracts with Information Management and Customer Care. Since February 2004, we have provided customer care services to Sprint Nextel, for the Sprint PCS division, under a contract between Sprint Nextel and IBM, whereby we serve as a subcontractor to IBM. We serve Comcast under customer care and information management contracts. As a result, we do not believe that it is likely that our entire relationship with AT&T, Sprint Nextel and Comcast would terminate at one time; and, therefore, we are not substantially dependent on any particular contract/work order with these clients. However, the loss of all of the contracts/work orders with a particular client at the same time or the loss of one or more of the larger contracts/work orders with a client would adversely affect our total revenues if the revenues from such client were not replaced with revenues from that client or other clients.

A large portion of our accounts receivable are payable by a limited number of clients and the inability of any of these clients to pay its accounts receivable could cause a reduction in our revenues and earnings.

Several significant clients account for a large percentage of our accounts receivable. As of September 30, 2007, our three largest clients, AT&T, Sprint Nextel and Comcast, collectively accounted for 27.3% of our accounts receivable. During the past three years, each of the clients has generally paid its accounts receivable on a timely basis, and write-downs that we have incurred in connection with such accounts receivable were consistent with write-downs that we incurred with other clients. We anticipate that several clients will continue to account for a large percentage of our accounts receivable. Although we currently do not expect payment issues with any of these clients, if any of them were unable or unwilling, for any reason, to pay our accounts receivable, our income would decrease. We also carry significant receivable balances with other clients whose declaration of bankruptcy would decrease our income.

Form 10-Q Part II

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

We process, transmit and store personally identifiable information, both in our role as a service provider and as an employer. This information may include social security numbers, financial and health information, as well as other personal information. As a result, we are subject to certain contractual terms, as well as federal, state and foreign laws and regulations designed to protect personally identifiable information. We take measures to protect against unauthorized access and to comply with these laws and regulations. Unauthorized access or failure to comply with these laws and regulations may subject us to contractual liability and damages, loss of business, damages from individual claimants, fines, penalties, criminal prosecution and unfavorable publicity, any of which could negatively affect our operating results and financial condition.

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

Form 10-Q Part II

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

Form 10-Q Part II

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

Our earnings are affected by changes in foreign currency.

Customer Care serves an increasing number of its U.S.-based customer care clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by Customer Care to render services under these contracts is denominated in Canadian dollars, Indian rupees or Philippine pesos, which represents a foreign exchange exposure to the Company. We enter into forward exchange contracts and options to limit potential foreign currency exposure. As the U.S. dollar weakened during 2006 and the first nine months of 2007, the operating expenses of these contact centers, once translated into U.S. dollars, increased. The increase in operating expenses was partially offset by gains realized through the settlement of the hedged instruments. However, if the U.S. dollar weakens further, our earnings will continue to be negatively impacted.

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

Form 10-Q Part II

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

Form 10-Q Part II

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

Interest Rate Risk

At September 30, 2007, we had $16.1 in outstanding variable rate borrowings. The carrying amount of our borrowings reflects fair value due to their short-term and variable interest rate features.

We sometimes use interest rate swaps to hedge our interest rate exposure. These instruments are hedges of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding interest rate swaps covering interest rate exposure at September 30, 2007.

Based upon our exposure to variable rate borrowings, a one-percentage point change in the weighted average interest rate would change our annual interest expense by less than $1.

Foreign Currency Exchange Rate Risk

The Company serves many of our U.S.-based clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Canadian dollars (CAD), Philippine pesos (PHP) or Indian rupees (INR), which represents a foreign exchange exposure. In order to hedge the exposure related to the anticipated cash flow requirements denominated in these foreign currencies, we have entered into forward contracts with several financial institutions to acquire a total of CAD 88.0 at a fixed price of $76.9 through June 2008, PHP 4,736.0 at a fixed price of $93.0 through December 2008 and INR 13,746.7 at a fixed price of $303.0 through December 2010. Additionally, the Company had entered into option contracts to purchase approximately CAD 70.0 for a fixed price of $67.9 through April 2008. The fair value of these derivative instruments as of September 30, 2007 was $69.7. The potential loss in fair value at September 30, 2007 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $53. This loss would be mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency and foreign denominated revenue and profit translated into U.S. dollars. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables and payables that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of September 30, 2007, the fair value of these derivatives was $0.1.

Form 10-Q Part II

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with General Counsel, the Chief Accounting Officer and other key employees, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Sarbanes-Oxley Act) as of the end of the quarter ended September 30, 2007. Based on this review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act, as amended, is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Form 10-Q Part II

ITEM 1A.	RISK FACTORS.

The information required by Item 1A is included in Part 1—Item 2 under the “Risks Relating to Convergys and Its Business” section of this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the third quarter of 2007, we fully utilized the previous share repurchase authorizations. On August 14, 2007, the Company’s Board of Directors authorized the repurchase of an additional 20 million common shares. We repurchased 6.7 million shares of Convergys stock for $130.3 during the first nine months of 2007. At September 30, 2007, the Company was authorized to repurchase up to 17.9 million additional common shares.

The Company’s third quarter 2007 repurchases of common shares were as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
July 2007	692,800	$18.63	692,800	2,328,044
Aug. 2007	3,247,382	17.14	3,247,382	19,080,662
Sept. 2007	1,205,304	16.59	1,205,304	17,875,358

Total	5,145,486	$17.23	5,145,486

From October 1 to November 2, 2007, the Company repurchased 1.1 million shares of Convergys stock for $18.8 pursuant to these authorizations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the third quarter of 2007.

ITEM 5.	OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our Schedule 14A was filed on March 13, 2007.

Form 10-Q Part II

ITEM 6.	EXHIBITS.

(a)	Exhibits.

The following are filed as Exhibits to Part II of this Form 10-Q:

Exhibit Number

3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to Form S-3 filed on August 10, 2000, File No. 333-43404.)

3.2	Regulations of the Company. (Incorporated by reference to Exhibit 3.2 to Form S-1 filed on July 7, 1998, File No. 333-53619.)

4	Rights Agreement dated November 30, 1998 between Convergys Corporation and The Fifth Third Bank. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed December 23, 1998, File No. 001-14379.)

10.1	Employment Agreement between the Company and David F Dougherty. (Incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on August 27, 2007, File No. 001- 14379.)*

10.2	Employment Agreement between the Company and Earl C. Shanks. (Incorporated by reference to Exhibit 10.2 to the Company’s 8-K filed on August 27, 2007, File No. 001- 14379.)*

10.3	Employment Agreement between the Company and Karen R. Bowman.*

31.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

Form 10-Q Part II

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation

Date: November 6, 2007	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer
(On behalf of the Registrant and as
Chief Financial Officer)