Form 10-K
period 2007-12-31
CONVERGYS CORP
filed 2008-02-28
CIK 1062047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes           No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   X       Accelerated filer            Non-accelerated filer            Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No   X

The aggregate market value of the voting shares owned by non-affiliates of the registrant was $3,301,588,596, computed by reference to the closing sale price of the stock on the New York Stock Exchange on June 30, 2007, the last trading day of the registrant’s most recently completed second fiscal quarter.

At January 31, 2008, there were 126,756,263 common shares outstanding, excluding amounts held in treasury of 54,967,047.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

Convergys Corporation 2007 Annual Report  1

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

Part I

Item I. Business

Overview

Convergys Corporation (the Company or Convergys) is a global leader in relationship management. We provide solutions that drive more value from the relationships our clients have with their customers and employees. Convergys turns these everyday interactions into a source of profit and strategic advantage for our clients. For 25 years, our unique combination of domain expertise, operational excellence and innovative technologies has delivered process improvement and actionable business insight to clients’ customers and employees that now span more than 70 countries and 35 languages.

Our unified business focus is serving one overriding business need: relationship management. Our clients depend on our solutions and expertise, allowing them to focus more of their resources on their core competencies. By providing a wide range of relationship management solutions for our clients, we have developed a base of recurring revenues, generally under multiple year contracts. We provide our clients with comprehensive solutions to support their customers (Customer Solutions) and employees (HR Solutions). Our Customer Solutions enhance the value of their customer relationships, turning customer experience into a strategic differentiator. Our HR Solutions help transform large enterprises to drive more value from employee relationships, fostering greater organizational effectiveness and lowering costs. These solutions are supported by the business segments which are detailed below.

Our principal executive offices are located at 201 East Fourth Street, Cincinnati, Ohio 45202, and the telephone number at that address is (513) 723-7000. We file annual, quarterly, current reports and proxy statements with the SEC. These filings are available to the public over the Internet on the SEC’s Web site at http://www.sec.gov and at our Web site at http://www.convergys.com. You may also read and copy any document we file with the SEC at its public reference facilities in Washington, D.C. You can

2  Convergys Corporation 2007 Annual Report

also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. You can also inspect reports, proxy statements and other information about Convergys at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

Business Segments

The Company has three segments: Customer Management, which provides outsourced customer care solutions as well as professional and consulting services to in-house customer care operations; Information Management, which provides convergent rating, charging and billing solutions for the global communications industry; and Human Resources Management, which provides human resource business process outsourcing (HR BPO) solutions and learning solutions. The Company’s business segments were renamed in 2007 to align with the Company’s rebranding efforts.

Pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the industry segment and geographic information included in Item 8, Note 12 of Notes to Consolidated Financial Statements, are incorporated by reference in partial response to this Item 1.

Customer Management

Our Customer Management (formerly Customer Care) segment partners with clients to deliver customer solutions that enhance the value of their customer relationships, turning the customer experience into a strategic differentiator. We combine consulting and innovative technology services to optimize the customer experience and strengthen customer relationships. We provide comprehensive and integrated multi-channel care using a global service delivery infrastructure of live agent and automated services that operate 24 hours a day, 7 days a week and 365 days a year. Our services include multi-lingual program support.

Solutions provided by Customer Management include:

Customer Service Solutions

Customer Service Solutions include comprehensive outsourced business and consumer customer support functions, as well as services for in-house contact center operations. We provide a full range of automated and live agent solutions that provide consumer support, business-to-business support and technical support.

Customer Acquisition Solutions

Our Customer Acquisition Solutions identify and secure high-value consumer and business customers, maximize sales conversion rates and increase revenue per customer. Utilizing a full range of 24 by 7 automated and live agent solutions, we provide comprehensive sales and order support. In addition, we offer Direct Response Solutions to address the customer support needs of direct response marketing.

Customer Retention Solutions

We combine agent services, automation and analytics to optimize the level of customer satisfaction, build customer loyalty and address customer churn. Our programs are designed to help our clients retain their customers and increase their lifetime value.

Back Office Solutions

We offer complete outsourced Back Office Solutions that combine integrated document management, data entry and transaction processing capabilities with process expertise and workflow management. This helps our clients provide a more integrated and comprehensive service experience to their customers. We also provide Finance & Accounting Solutions, which includes Accounts Receivable Management Solutions and Accounts Payable Solutions. Our global labor pool supports a 24 by 7 customer support environment.

Convergys Corporation 2007 Annual Report  3

Item 1. Business (continued)

Customer Management Effectiveness Solutions

We offer Customer Management Effectiveness Solutions consisting of a combination of consulting, services and enabling technology designed to drive more proactive and customer-centric care. We focus on improving the customer experience and driving higher value from contact center operations and the broader enterprise, whether operations are in-house, fully outsourced or blended. Key solutions include: Customer Intelligence Services, Dynamic Decisioning Solution, Speech Solutions, Agent Performance Learning Solutions and Infinys Customer Service Manager.

In 2007, a new group was established to accelerate the development of technology-enabled solutions that improve the quality and value of interactions across live agent and self-care channels. This group, called Relationship Technology Management, will focus on leveraging the latest advanced technologies in speech automation, real-time decisioning, web-based self-care, and multi-channel integration enhanced with analytics to capture and analyze intelligence from customer interactions. Revenues from these services are included within our Customer Management segment.

Over 90% of Customer Management’s revenues are derived from agent-related services. We typically recognize these revenues as services are performed, based on staffing hours or the number of contacts handled by service agents using contractual rates. In a limited number of engagements where the client pays a fixed fee, we recognize revenues based on the specific facts and circumstances of the engagement, using the proportional performance method or upon final completion of the engagement. Customer Management’s remaining revenues are derived from collection services and professional and consulting services. Revenues for professional and consulting services are recognized as the services are performed or upon completion of the engagement based on specific facts and circumstances of the engagement.

Information Management

Our Information Management segment partners with global communications clients to provide convergent rating, charging and billing solutions. Convergys combines our innovative business support system (BSS) software and unique operational expertise in customer and account management to provide solutions that enable clients to rapidly and cost-effectively provide innovative services, maximizing customer lifetime value.

Our Information Management convergent rating, charging and billing solutions include:

Convergys Infinys® Solutions

The Convergys Infinys Solution is our modular and convergent business support system software. It enables operators to implement a comprehensive business support system, or to choose single applications, such as the Convergys Infinys Rating and Billing Manager, configured to the operator’s specific business and operational requirements. Infinys delivers innovative support of convergent services — regardless of service channel or payment method. Our solutions enable clients to take products and services to market faster, leverage real-time marketing innovation, minimize risk and reduce operational costs. Infinys uses a modular, pre-integrated approach to reduce both capital and operating expenditures, while speeding the launch of convergent services and services bundles. Infinys’ flexibility is a function of its three-layer design incorporating platform, applications and extensions.

Infinys Series 3, the current version of the software, provides clients the ability to support the following:

Content Enablement Solutions

Our end-to-end content enablement solution — a strong combination of products and services — provides essential merchandising, charging, policy management, digital rights management and partner/customer services capabilities. Focusing on providing a solution that fits the needs of our clients (end-to-end or a subset of applications), we make

4  Convergys Corporation 2007 Annual Report

content services coherent, user-friendly and available to support the rapid launch of new offerings.

Convergent Charging Solutions

Our Convergent Charging Solutions facilitate the rollout of all new and advanced services and bundles to subscribers. This enables a real-time interface to, and/or co-location with, intelligent network platforms, supporting a single subscriber database and enterprise-wide product catalogue. The outcome is shared usage bundles within a single account, delivering engineering-grade scalability, availability and latency, and sustaining the major charging standards.

Enterprise Product Management Solutions

Using a blend of products and services, our Enterprise Product Management Solution can increase efficiencies across product management processes. This includes the ability to drive product consistency across the enterprise, centralize product data into a single enterprise-wide catalogue, create, manage and control products end-to-end, and provide a single view of all product and services customized for each customer.

Convergys ICOMS Solution

The Integrated Communications Operations Management System (ICOMS) solution is designed specifically for the broadband convergent video, high-speed data and telephony markets. It incorporates the power and flexibility of our cable television subscriber management system with the integrated support of high-speed data and wireline telephony.

Convergys WIZARD Solution

The WIZARD solution is designed to serve multimedia operators including direct broadcast satellite, direct-to-home, cable and cable telephony providers, by enabling them to extend their offerings to support voice, video and data services.

Consulting and Professional Services:

Consulting and Technology Services

Convergys provides strategic assessment, program management and program enhancements to help clients strengthen their competitive advantage.

Software Solutions

We deliver applications and solutions that support more innovative propositions and services for clients, including Infinys Series 3.

Global Service Delivery Options

We provide our software in one of three delivery modes: outsourced (service bureau), licensed or build-operate-transfer (BOT). In the outsourced delivery mode, we provide the billing services by running our software in one of our data centers. In the licensed delivery mode, the software is licensed to clients who perform billing internally. Finally, under the BOT delivery mode, Information Management implements and initially runs our software in the client’s data center where the client has the option to transfer the operation of the software to itself at a future date. Information Management has a rich history of building, implementing and operating a variety of BSS solutions for global providers.

Managed Operations

Managed Operations allows clients to maintain control of IT operations without operational responsibility. From business case development to implementation, execution and knowledge transfer, we can help determine the best model for each unique business situation. The objective of Convergys’ operations practice is to help clients achieve measurable cost savings while continually driving efficiency through innovation. Our end-to-end services for managing client’s operations include Application Management Services, Application Support Services and Infrastructure Services.

Convergys Corporation 2007 Annual Report  5

Item 1. Business (continued)

These operations address a broad range of software solutions from Convergys products to commercial, off-the-shelf or home-grown applications. Day-to-day operations can be hosted either at a Convergys data center or the client’s location. Our personnel models are created to provide the most optimal solution. It can include Convergys dedicated resources and shared resources.

License and related support and maintenance fees, which accounted for 31% of Information Management’s revenues, are earned under perpetual and term license arrangements. We invoice our clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. We typically recognize professional and consulting services and license revenues using the percentage-of-completion method. Fees for support and maintenance normally are charged in advance either on an annual, quarterly or monthly basis and are recognized ratably over the term of the agreement. Professional services revenues, which accounted for 36% of Information Management’s revenues, consist of fees charged for installation, implementation, customization, enhancement and managed services. We invoice our clients for these services based on time and material costs at contractually agreed upon rates, or in some instances, for a fixed fee. Information Management’s remaining revenues consist of monthly fees for processing client transactions in Information Management’s data centers and, in some cases, the clients’ data centers, using Information Management’s proprietary software. These data processing revenues are recognized based on the number of invoices, subscribers or events that are processed by Information Management using contractual rates. We sometimes earn supplemental revenues depending on the satisfaction of certain service levels or achievement of certain performance measurement targets. We recognize such supplemental revenues only after we achieve the required measurement target.

HR Management

Our Human Resources Management (formerly Employee Care) segment partners with clients to deliver HR BPO and learning solutions that help transform large enterprises to drive more value from employee relationships, fostering greater organizational effectiveness and lowering costs. For 25 years, Convergys Human Resource (HR) Solutions have enabled Global 1000 companies to optimize employee relationships through business process outsourcing. Convergys utilizes a transformational approach to help clients harmonize HR processes, standardize global HR technology, and improve service delivery. The result is a greater level of workforce insight that enables enterprises to make better decisions and better manage global talent as a corporate asset.

Our large suite of HR BPO solutions includes the following:

Benefits Administration Solutions

We manage the complexities of benefits administration and provide clients the business intelligence they need to improve benefit-related processes, services and costs. Our solution combines self-service tools and state-of-the-art multilingual service centers to provide services to employees, including health and welfare administration services, retirement services and pension administration, absence management, carrier administration and tuition reimbursement.

Compensation Solutions

We help companies improve the clarity and parity of their global compensation plans while assuming global administration to lower overall costs and deliver key analytics. By aligning global compensation with other key HR processes, Convergys can help improve employee understanding of compensation strategies resulting in increased employee engagement.

Human Resource Administration Solutions

We help organizations transform the task of managing global employee paperwork and data into a harmonized, automated and highly-efficient process. Our solution incorporates process improvements and technology innovations to streamline global HR administration.

6  Convergys Corporation 2007 Annual Report

Learning Solutions

Learning helps companies manage the employee life cycle to get more from the talent that they have and develop the talent they need. Convergys integrates comprehensive learning services into its HR BPO solutions. By outsourcing select learning functions such as administration, operations, content development and sourcing to us, companies gain a better return on their investment.

Organizational Development/Performance Management Solutions

As a full-service HR BPO solutions provider, we offer effective Organizational Development and Performance Management that integrates aspects of Recruiting and Resourcing, Compensation, Learning and Workforce Intelligence to increase employee engagement and improve employee performance.

Payroll Administration Solutions

Our payroll services range from end-to-end payroll outsourcing to targeted process management for each point between employee time entry and payroll check production. We can manage the complexities of global payroll, including controls for accuracy and compliance to local regulations.

Recruiting and Resourcing Solutions

Our global Recruiting and Resourcing Solution can free HR departments from the administrative aspects of finding, hiring and on-boarding employees so that they can focus on higher-value activities such as staffing strategies and hiring decisions.

Workforce Intelligence Solutions

We offer comprehensive Workforce Intelligence solutions that turn HR information into business insight. Our solutions give HR the business intelligence it needs to make better decisions and better manage the global workforce.

We are a market leader in HR BPO solutions, the fastest growing HR services segment and a multibillion-dollar industry, by providing:

Established global footprint — Our operations encompass North America, Latin America, EMEA and the Asian Pacific regions. Our clients gain the benefits of worldwide capacity, coupled with local and regional delivery capabilities.

Comprehensive service delivery model — Our delivery model includes services for employees, managers and HR staff. We offer both self-service capabilities and live agent support from client-dedicated teams. Additionally, we focus on back-office requirements, compliance issues and more.

Unifying technologies and ERP expertise — Convergys technologies provide a cohesive system for managing workforce information, which allows companies to make fact-based decisions that add to business success.

Recognized HR and BPO expertise — Our wins with several large, global companies and our long-standing relationships with our existing clients are a testament to our world-class capabilities.

We typically recognize revenues produced by HR Management once services are performed based on the number of employees or participants served by HR Management using contractual rates. We sometimes earn supplemental revenues depending on the satisfaction of certain service levels or achievement of certain performance measurement targets. We recognize such supplemental revenues only after we achieve the required measurement target. Prior to commencing our HR Management services for a client, we normally perform significant implementation activities including the installation and configuration of software, migration of participant data and development of methods and procedures. These set-up activities or implementations can take anywhere from one year to in excess of two years. We capitalize all direct and incremental set-up or implementation costs. To the extent

Convergys Corporation 2007 Annual Report  7

Item 1. Business (continued)

a client pays directly for the set-up activities, we defer the proceeds. Once we begin to render services, we recognize the capitalized costs and fees ratably over the term of the arrangement.

Strategy

Our strategy is to enable our clients to gain more value from the relationships with their customers and employees. This value drives improved business performance and a sustainable competitive advantage for our clients. Key elements of our strategy include:

Deliver a Differentiated Value Proposition to Clients. As a global leader in Relationship Management, Convergys provides solutions that drive more value from the relationships our clients have with both their customers and employees. We will continue to provide operationally superior solutions by cost-effectively enabling the best technology and processes to deliver performance improvements for our clients. We leverage our unique blend of capabilities and strengths in four critical areas: business and customer strategy development, business and customer analytics, technology enablement and operational excellence to deliver superior operating performance and create a highly differentiated market position. Our strategy development capability helps clients to better define their customer experience and workforce effectiveness strategies. Our analytics and continuous improvement capabilities help clients better understand their customer loyalties, behaviors and segments, as well as the root causes of challenges in key business processes. Our technology knowledge enables our clients to implement intelligent self-care strategies for both their customers and employees. Our experience delivering excellent customer and employee operations allows us to help clients drive revenue generation and transform the HR workforce life cycle.

Invest in Our Business to Expand our Addressable Markets and Strengthen our Solutions. Our growth strategy is to continue to broaden and deepen our offer portfolio to provide our clients with comprehensive solutions to support their customers and employees. We will invest in the business wherever required (i.e., acquire new capabilities, expand into new global locations, attract and retain employee personnel with desired talent) to expand our addressable markets. We continue to identify and to operate in attractive markets where we can effectively provide differentiated value and deliver superior returns. We intend to expand operations globally with employees and partners who strengthen our ability to successfully serve and satisfy the demands of multinational clients.

Expand Our Relationships with Existing Clients. We focus on client satisfaction to maintain and grow our base business. Our intent is to grow by cross-selling new solutions and expanding our relationship management footprint within our clients’ organizations. Our clients have generally renewed their agreements, reflecting what we believe is a high degree of satisfaction and stability in our client base.

Aggressively Grow Our Client Base. We believe that the global market for relationship management solutions is large and underserved, and we intend to make significant investments to aggressively pursue this market. We continue to emphasize a consultative selling approach to further strengthen our leadership in the customer management and HR outsourcing markets by cross-selling other services. We are growing our consulting and professional services capabilities that leverage our combined expertise in communications business support software and services development, and customer care and HR outsourcing operating best practices.

Sustain Our High-Performance Culture to Drive Business Results. We believe that people drive performance, and we are committed to hiring and retaining the best performers and ensuring that they are committed to the success of our clients. Our competencies include our proven strength in recruiting, training, equipping, deploying and effectively managing very large groups of people with diverse skills on a global basis (people), expertise in operations and cost-effective service delivery (process), and design, development and

8  Convergys Corporation 2007 Annual Report

delivery of innovative, scalable transactions and interaction applications (technology). We adhere to the principles of strategic HR, including emphasizing collaboration, goal alignment, pay for performance, continuous improvement and focus on accountability and results. We believe this approach drives superior execution, enabling us to consistently deliver significant value to our customers.

Clients

Both our Customer Management and Information Management segments derive significant revenues from AT&T Inc. (AT&T). Revenues from AT&T were 16.3%, 17.3% and 22.2% of our consolidated revenues for 2007, 2006 and 2005, respectively.

Customer Management

Our Customer Management segment principally focuses on developing long-term strategic outsourcing relationships with large companies in customer-intensive industries and governmental agencies. We focus on these types of clients because of the complexity of services required, the anticipated growth of their market segments and their increasing need for more cost-effective customer management services. In terms of Convergys’ revenues, our largest Customer Management clients during 2007 were AT&T, Comcast Corporation (Comcast), The DirecTV Group, Inc. (DirecTV), General Motors Corporation and Sprint Nextel Corp. (Sprint Nextel). We provide customer management services to Sprint Nextel as a subcontractor to International Business Machines (IBM).

Information Management

Our Information Management segment serves clients principally by providing and managing complex billing and information software that addresses all segments of the communications industry. In terms of Convergys’ revenues, our largest Information Management clients during 2007 were AT&T, ALLTEL Corporation, Inc. (ALLTEL), Sprint Nextel, Time Warner Inc. and Virgin Media, Inc.

Human Resource Management

Our Human Resource Management (HR Management) segment primarily focuses on implementing human resource and learning services and solutions with large companies and governmental agencies. In terms of Convergys’ revenues, our largest HR Management clients during 2007 were Boston Scientific Corporation, E.I. du Pont de Nemours & Co. (DuPont), the State of Florida, the State of Texas and Whirlpool Corporation.

Operations

We operate approximately 80 contact centers averaging approximately 63,000 square feet per center, with approximately 42,000 production workstations with 24 hours per day and 7 days per week availability. Our contact centers are located in various parts of the world including the United States, Canada, India and the Philippines. New contact centers are established to accommodate anticipated growth in business or in response to a specific customer need. We are currently adding contact centers to accommodate client needs.

Our contact centers employ a broad range of state-of-the- art technology including digital switching, intelligent call routing and tracking, proprietary workforce management systems, case management tools, proprietary software systems, computer telephony integration, interactive voice response, advanced speech recognition, web-based tools and relational database management systems. This technology enables us to improve our call, web and e-mail handling and personnel scheduling, thereby increasing our efficiency and enhancing the quality of the services we deliver to our clients and their customers and employees. With this technology, we are able to respond to changes in client call volumes and move call volume traffic based on agent availability. Additionally, we use this technology to collect information concerning the contacts, including number, response time, duration and results of the contact. This information is reported to the client on a periodic basis for purposes of monitoring quality of service and accuracy of the related billing.

Convergys Corporation 2007 Annual Report  9

Item 1. Business (continued)

We operate two primary data centers, one in Orlando, Florida, and the other in Cincinnati, Ohio, comprising, in total, approximately 170,000 square feet of space. Our technologically advanced data centers provide 24 hours per day and 7 days per week availability (with redundant power and communication feeds and emergency power back-up) and are designed to withstand most natural disasters.

The capacity of our data center and contact center operations, coupled with the scalability of our billing, customer management and HR management systems, enables us to meet initial and ongoing needs of large-scale and rapidly growing companies and government entities. By employing the scale and efficiencies of common application platforms, we are able to provide client-specific enhancements and modifications without incurring many of the costs of a full custom application. This allows us to be in a position to be a value-added provider of billing, customer and employee support products and services.

Technology, Research and Development

We intend to continue to emphasize the design, development and deployment of scalable billing, customer management and HR management systems to increase our market share, both domestically and internationally. During 2007, 2006 and 2005, we spent $73.4 million, $84.9 million and $76.9 million, respectively, for research and development to advance the functionality, flexibility and scalability of our products and services. The majority of this spending is incurred in Information Management and reflects our commitment to further develop our proprietary solutions. The success of both our Customer Management and HR Management segments depends, in part, on our advanced technology used in the delivery of services to clients. As a result, we continue to invest in the enhancement and development of our contact center and human resource technology. We are being selective in our approach to research and development spending, focusing our efforts on only the highest impact areas. We are also adding some development efforts in Asia.

Our intellectual property consists primarily of proprietary business methods and software systems protected under copyright law, by U.S. and foreign patents and applications, and by registered or pending trademarks and service marks.

We own 42 patents, 32 of which relate to Customer Management and HR Management and ten of which relate to Information Management. Patents protect our technology and business methods that we use both to manage our internal systems and processes effectively and give us competitive advantages in developing innovative technologies to provide customer management, HR management and billing services to our clients. The first of these patents was issued in May 1998, while the most recent patent was granted in September 2007. These patents generally have a life of 17 years. Additional applications for U.S. and foreign patents currently are pending.

Our name and logo and the names of our primary software products are protected by trademarks and service marks that are registered or pending in the U.S. Patent and Trademark Office and under the laws of more than 50 foreign countries.

Employees

We employ approximately 75,000 people, approximately 67,000 of whom work for Customer Management, approximately 4,000 of whom work for Information Management, approximately 3,000 of whom work for HR Management, with the remainder working in various corporate functions.

Competition

The industries in which we operate are extremely competitive. Our competitors include: (i) existing clients and potential clients with substantial resources and the ability to provide billing and customer management and HR management capabilities internally; (ii) other customer management companies, such as Accenture Ltd. (Accenture), APAC Customer Services Inc., IBM, ICT Group Inc., SITEL Corp., Sykes Enterprises Inc., Teleperformance, TeleTech Holdings Inc., West Corporation and Wipro Spectramind Services; (iii) other HR management companies, such as Accenture, Affiliated Computer Services Inc.,

10  Convergys Corporation 2007 Annual Report

Items 1. (continued), 1A., 1B. and 2.

ExcellerateHRO, Hewitt Associates Inc. and IBM; and (iv) other billing software and/or services companies such as Amdocs Ltd., Comverse Technology Inc. and CSG Systems International Inc. In addition, niche providers or new entrants could capture a segment of the market by developing new systems or services that could impact our market potential.

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

Cincinnati SMSA Limited Partnership conducts its operations as a part of AT&T. AT&T is the general partner and a limited partner of Cincinnati SMSA Limited Partnership with a partnership interest of approximately 66%. AT&T is the general partner and a limited partner of Cincinnati SMSA Tower Holdings LLC, with a partnership interest of approximately 53%.

The general partners are authorized to conduct and manage the business of the Cellular Partnerships. We, as a limited partner, do not take part in the day-to-day management of the Cellular Partnerships. Limited partners are entitled to their percentage share of earnings and cash distributions and are responsible for their share of losses.

Item 1A. Risk Factors

The information required by Item 1A is included in Item 7 beginning on page 38 of this Form 10-K.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own our corporate headquarters facility in Cincinnati, Ohio, which is used by the three segments, and an office complex in Jacksonville, Florida, which is used predominantly by Customer Management and HR Management. As discussed more fully in Note 10 of Notes to Consolidated Financial Statements, in July 2006, we sold a data center facility in Jacksonville, Florida and entered into an agreement with the buyer to lease part of the building back for 10 years.

We lease space for offices, data centers and contact centers on commercially reasonable terms. Domestic facilities are located in Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Kansas, Kentucky, Louisiana, Minnesota, Missouri, Nebraska, New Mexico, New Jersey, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, Virginia and Wisconsin. International facilities are located in Argentina, Australia, Brazil, Canada, China, Egypt, England, France, Germany, Hong Kong, Hungary, India, Indonesia, Israel, Japan, Malaysia, the Philippines, Scotland, Singapore, Spain, Sri Lanka, Switzerland, Thailand and the United Arab Emirates. Customer Management and HR Management use the majority of these facilities. Upon the expiration or termination of any such leases, we believe we could obtain comparable office space. As discussed more fully in Note 10 of Notes to Consolidated Financial Statements, we lease an office complex in Orlando, Florida under an agreement that expires June 2010. Upon termination or expiration, we must either purchase the property from the lessor for $65.0 million or arrange to have the office complex sold to a third party.

Convergys Corporation 2007 Annual Report  11

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

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of the Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

12  Convergys Corporation 2007 Annual Report

Executive Officers of the Registrant

The following information responds to the provisions of Part III, Item 10.

As of February 28, 2008 our Executive Officers were:

Name	Age	Title

David F. Dougherty [a]	51	President and Chief Executive Officer

Andrea J. Ayers	44	President, Relationship Technology Management

Karen R. Bowman	44	General Counsel and Corporate Secretary

James P. Boyce	50	President, Communications, Technology, Media, Entertainment and Canada Groups

John B. Gibson	41	President, HR Management

Clark D. Handy	52	Senior Vice President, Human Resources

Jean-Hervè Jenn	50	President, Information Management International

Robert A. Lento	47	President, Information Management

Earl C. Shanks	51	Chief Financial Officer

Clint F. Streit	51	President, Customer Management

Timothy M. Wesolowski	49	Senior Vice President, Controller and Treasurer

[a]Member of the Board of Directors.

Officers are elected annually, but are removable at the discretion of the Board of Directors.

DAVID F. DOUGHERTY, President and Chief Executive Officer since April 17, 2007; President and Chief Operating Officer, 2005-2007; Executive Vice President, Global Information Management, 2003-2005; Chief Development Officer of the Company, 2000-2003.

ANDREA J. AYERS, President, Relationship Technology Management since September 1, 2007; President, Government and New Markets, 2005-2007; Vice President, Customer Management Marketing, 2003–2005; General Manager, DBS Division, 2000–2003.

KAREN R. BOWMAN, General Counsel and Corporate Secretary since September 1, 2007; President, Human Resource Management, 1999-2007.

JAMES P. BOYCE, President, Communications, Technology, Media, Entertainment and Canada Groups since December 1, 2007; President, Communications, Media and Entertainment Group, 2007; President, AT&T Group, 2005–2006; Senior Vice President, Customer Management Client Business Development, 2002-2005.

JOHN B. GIBSON, President, HR Management since September 1, 2007; Senior Vice President, HR Management Client Services, 2007; Senior Vice President, HR Management Global Operations, 2005–2007; Senior Vice President, HR Management Operations, Americas and India, 2004–2005; Executive Vice President, EPIX Holding Corporation, 2001-2004.

CLARK D. HANDY, Senior Vice President, Human Resources since December 11, 2006; Executive Vice President, Human Resources of Teleflex, Incorporated, 2003–2006; Vice President, Human Resources in the Global Research and Development Division of Wyeth Pharmaceuticals, 2000–2003.

JEAN-HERVÈ JENN, President, Information Management International since August 1, 2007; President, EMEA, 2003–2007; Vice President at Goldman-Sachs, 2000-2003.

ROBERT A. LENTO, President, Information Management since August 1, 2007; President, Communications, Technology, Automotive Group, 2003-2007; Senior Vice President, Global Information Management Sales, 2002-2003.

EARL C. SHANKS, Chief Financial Officer since November 13, 2003; Senior Vice President and Chief Financial Officer of NCR Corporation, 2001-2003.

CLINT F. STREIT, President, Customer Management since September 1, 2007: Executive Vice President, Global Customer Management Operations, 2006–2007; Executive Vice President, North American Customer Management

Convergys Corporation 2007 Annual Report  13

Operations, 2005-2006; Chief Operating Officer, RMH Teleservices, 2002-2004.

TIMOTHY M. WESOLOWSKI, Senior Vice President, Controller and Treasurer since December 5, 2007; Senior Vice President and Controller, 2005-2007: Vice President and Treasurer, 2004–2005; Director of Finance/Group Controller, Fiberglass-Composite Pipe Group of Ameron International, 2002-2004.

14  Convergys Corporation 2007 Annual Report

Part II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

Convergys Corporation (symbol: CVG) common shares are listed on the New York Stock Exchange. As of January 31, 2008, there were 11,252 holders of record of the 126,756,263 common shares of Convergys, excluding amounts held in Treasury (181,723,310 outstanding common shares of Convergys, of which 54,967,047 were held in Treasury).

The high, low and closing prices of our common shares for each quarter in 2007 and 2006 are listed below:

Quarter	1st	2nd	3rd	4th

2007
High	$27.18	$27.26	$24.85	$19.18
Low	$23.84	$23.95	$14.67	$15.86
Close	$25.41	$24.24	$17.36	$16.46
2006
High	$18.67	$19.87	$21.26	$24.93
Low	$15.43	$17.73	$18.09	$19.91
Close	$18.21	$19.50	$20.65	$23.78

We did not declare any dividends during 2007 or 2006 and do not anticipate doing so in the near future.

During 2007, the Company fully utilized the previous share repurchase authorizations. On August 14, 2007, the Company’s Board of Directors authorized the repurchase of an additional 20 million of the Company’s common shares. We repurchased 9.9 million shares of Convergys common shares for $184.0 million during 2007 pursuant to these authorizations. At December 31, 2007, the Company was authorized to repurchase up to 14.7 million additional common shares.

From January 1, 2008 to February 22, 2008, we purchased 1.9 million shares of Convergys stock for $29.0 million pursuant to these authorizations.

Our fourth quarter 2007 repurchases of common shares were as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs at 12/31/07

October	1,013,247	$17.52	1,013,247	16,862,111

November	1,047,868	$17.13	1,047,868	15,814,243

December	1,071,144	$16.80	1,071,144	14,743,099

Convergys Corporation 2007 Annual Report  15

Performance Graph

The following Performance Graph compares, for the period from December 31, 2002 through December 31, 2007, the percentage change of the cumulative total shareholder return on the Company’s common shares with the cumulative total return of the S&P 500 Stock Index and the Custom Composite Index. The Custom Composite Index consists of our peer groups.

	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07

Convergys Corp.	$100	$115	$99	$105	$157	$109

S&P 500®	$100	$129	$143	$150	$173	$183

Custom Composite Index	$100	$138	$162	$170	$180	$167

The Custom Composite Index consists of Affiliated Computer Services, Inc., Amdocs LTD, APAC Customer Services Inc., Comverse Technology Inc., CSG Systems International Inc., Hewitt Associates Inc. (beginning 3Q 2002), ICT Group, Inc., Sykes Enterprises, Inc., and Teletech Holdings Inc.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

16  Convergys Corporation 2007 Annual Report

Item 6. Selected Financial and Operating Data

(Amounts in Millions Except Per Share Amounts)	2007	2006	2005	2004	2003

Results of Operations

Revenues	$2,844.3	$2,789.8	$2,582.1	$2,487.7	$2,288.8

Costs and expenses [1]	2,599.5	2,536.9	2,358.5	2,302.2	1,996.4

Operating income	244.8	252.9	223.6	185.5	292.4

Equity in earnings (loss) of Cellular Partnerships [2]	14.3	11.8	12.4	2.0	(12.6)

Other income (expense), net	4.0	2.7	(1.4)	(3.8)	(1.3)

Interest expense	(17.5)	(22.8)	(21.2)	(10.3)	(6.9)

Income before income taxes	245.6	244.6	213.4	173.4	271.6

Income taxes [3]	76.1	78.4	90.8	61.9	100.0

Net income	$169.5	$166.2	$122.6	$111.5	$171.6

Earnings per share:

Basic	$1.26	$1.20	$0.88	$0.79	$1.18

Diluted	$1.23	$1.17	$0.86	$0.77	$1.15

Weighted average common shares outstanding:

Basic [4]	134.1	138.4	140.0	141.4	145.7

Diluted [4]	137.7	141.7	142.9	145.4	148.8

Financial Position

Total assets	$2,564.2	$2,540.3	$2,411.4	$2,198.8	$1,810.2

Total debt	259.9	343.5	432.2	351.7	134.8

Shareholders’ equity	1,521.7	1,455.1	1,355.1	1,285.3	1,151.7

Other Data

Cash provided (used) by:

Operating activities	$209.9	$353.4	$232.7	$195.4	$373.5

Investing activities	(74.8)	(127.5)	(138.3)	(364.9)	(237.2)

Financing activities	(250.7)	(186.0)	43.2	190.7	(111.3)

Free cash flows [5]	108.6	256.9	206.8	114.2	174.7

[1]	This includes restructuring charges of $3.4, $12.5, $21.2 and $30.4 recorded during 2007, 2006, 2005 and 2004, respectively.
[2]	Equity in earnings (loss) of Cellular Partnerships includes a $9.9 ($6.4 after tax) loss from the settlement of a lawsuit during 2003.
[3]	In 2005, we incurred $11.4 in incremental tax expenses related to the repatriation of approximately $187 in funds from foreign subsidiaries.
[4]	Basic and diluted common shares outstanding at December 31, 2007 were 128.6 and 131.8, respectively.
[5]	Free cash flows are not defined under accounting principles generally accepted in the United States and are calculated as cash flows from operations excluding the impact of the accounts receivable securitization less capital expenditures (net of proceeds from disposals). The Company uses free cash flow to assess the financial performance of the Company. Management believes that free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow facilitates management’s ability to strengthen the Company’s balance sheet, to repurchase the Company’s common shares and to repay the Company’s debt obligations. Limitations associated with the use of free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by using both the non-GAAP measure, free cash flow, and the GAAP measure, cash from operating activities, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above. For more detail and a reconciliation of cash flows from operations to free cash flows, see the Financial Condition, Liquidity and Capital Resources section of this report.

Convergys Corporation 2007 Annual Report  17

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Amounts in Millions Except Per Share Amounts)

Overview

Customer Management

Our Customer Management segment (formerly Customer Care), which accounted for 66% of our consolidated revenues in 2007, manages customer relationships on behalf of our clients through our multi-channel customer management contact centers and through consulting engagements. Phone and Web-based agent-assisted service channels provide customers with assistance across the entire customer lifecycle. We deliver these services using a variety of tools including computer telephony integration, interactive voice response, advanced speech recognition, knowledge-based management and the Internet through agent-assisted and self-service channels.

Customer Management principally focuses on developing long-term strategic outsourcing relationships with large companies and governmental agencies with the need for more cost-effective customer management services. As a global leader in Relationship Management, we provide solutions that enhance the value of customer relationships, turning customer experience into a strategic differentiator.

As more fully described below under the heading, “Customer Management,” Customer Management’s revenues increased 3% from the prior year to $1,866.1. The revenue growth in 2007 came from the communications vertical. Customer Management’s 2007 operating income and operating margin were $176.7 and 9.5%, respectively, compared with $202.4 and 11.2% in 2006. The decline in operating income and operating margin in 2007 reflects additional foreign exchange-related expense due to the weakened U.S. dollar as well as capacity expansion costs associated with ramping new business. We continue to address these challenges and are focused on driving growth in revenue and operating income for 2008 as the demand for outsourcing and automated solutions is strong.

Information Management

Our Information Management segment serves clients principally by providing and managing complex billing and information software that addresses all segments of the communications industry. We provide our software products in one of three delivery modes: licensed, build-operate-transfer (BOT) or outsourced.

In 2007, Information Management accounted for 25% of our consolidated revenues. Data processing revenues accounted for 33% and professional and consulting services accounted for 36% of Information Management’s revenues in 2007. The remaining Information Management revenues consisted of license and related support and maintenance fees earned under perpetual and term license arrangements. As more fully described below under the heading “Information Management,” Information Management’s revenues of $723.0 decreased 7% compared to the prior year mainly due to two large North American client migrations. Information Management’s 2007 operating income and operating margin were $130.9 and 18.1%, respectively, compared with $124.5 and 16.1%, respectively, in 2006. This significant improvement resulted primarily from our continued focus on reducing costs.

Information Management continues to face competition as well as consolidation within the communications industry. In December 2006, AT&T and Bell South Corporation (Bell South) merged. Prior to the merger, Cingular (a joint venture between AT&T and Bell South) was our largest client in terms of revenue. As a result of the merger, AT&T is now our largest client in terms of revenue. We have assisted AT&T with its strategy to migrate subscribers off of the AT&T Wireless billing systems (that we supported) onto AT&T’s two systems (one of which we support through a managed services agreement). The migration was completed during early 2007. In January 2008, AT&T informed us that it intends to migrate its subscribers from the system that we currently support through a managed services agreement onto AT&T’s other system over the next two years. Once this migration is complete, AT&T will continue to be an important client. In September 2005, Sprint PCS, a large data processing outsourcing client, completed its acquisition of Nextel Communications. In

18  Convergys Corporation 2007 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

2006, Sprint Nextel informed us that it intended to consolidate its billing systems onto a competitor’s system. Sprint Nextel’s current plan is to complete the migration of most of its subscribers from our billing system during 2008. The migration began in 2006.

Information Management continues to make steady progress around the world, while dealing with the near-term challenges due to client migrations in North America. During the past year, we entered into new Infinys license arrangements with multiple clients. We believe this is evidence of the market’s acceptance of Infinys, and we see an opportunity to build on these successes.

Human Resource Management

Our Human Resource Management (HR Management) segment (formerly Employee Care) provides a full range of human resource business processing outsourcing solutions including benefits administration, compensation, human resource administration, learning, payroll administration, performance management, recruiting and sourcing services to large companies and governmental entities. We take advantage of our economies of scale in order to standardize human resource processes across departments, business lines, language differences and national borders. For 25 years, our unique combination of domain expertise, operational excellence and innovative technologies has delivered process improvement and actionable business insight to clients’ customers and employees that now span more than 70 countries and 35 languages.

HR Management accounted for 9% of our consolidated revenues in 2007. As more fully described below under the heading “Human Resource Management,” HR Management’s revenues increased 21% to $255.2 from the prior year and its operating loss remained essentially flat at $38.3 reflecting additional costs incurred during early stages of new client programs. During the past few years, we have transformed HR Management into a leading player in the growing human resource outsourcing market. In connection with our efforts to grow the business and build a global infrastructure of human resource expertise and know-how, we have incurred significant start-up costs. Furthermore, despite our success in winning long-term outsourcing arrangements with several clients, the sales cycles for these arrangements have ranged from twelve to twenty-four months. For these reasons, coupled with the fact that we are in the early stages with many of our outsourcing arrangements, where margins tend to be lower, we have generated significant operating losses over the past few years.

Demand for human resource outsourcing is strong and we are one of the leaders in the large and growing human resource outsourcing market. Based on the contracts signed to date and opportunities in our sales pipeline, we remain confident that we will become profitable with this business in the future.

Convergys Corporation 2007 Annual Report  19

Results of Operations

Consolidated Results

	2007	2006	% Change 07 vs. 06	2005	% Change 06 vs. 05

Revenues	$2,844.3	$2,789.8	2	$2,582.1	8

Costs and Expenses:

Costs of products and services [1]	1,837.9	1,754.8	5	1,583.0	11

Selling, general and administrative expenses	554.9	542.0	2	530.1	2

Research and development costs	73.4	84.9	(14)	76.9	10

Depreciation	115.4	130.1	(11)	126.1	3

Amortization	14.5	12.6	15	21.2	(41)

Restructuring charges	3.4	12.5	(73)	21.2	(41)

Total costs and expenses	2,599.5	2,536.9	2	2,358.5	8

Operating Income	244.8	252.9	(3)	223.6	13

Equity in earnings of Cellular Partnerships	14.3	11.8	21	12.4	(5)

Other income/(expense), net	4.0	2.7	48	(1.4)	—

Interest expense	(17.5)	(22.8)	(23)	(21.2)	8

Income Before Income Taxes	245.6	244.6	0	213.4	15

Income taxes	76.1	78.4	(3)	90.8	(14)

Net Income	$169.5	$166.2	2	$122.6	36

Diluted Earnings Per Common Share	$1.23	$1.17	5	$0.86	36

Operating Margin	8.6%	9.1%		8.7%

[1]	Exclusive of depreciation and amortization, with the exception of amortization of deferred charges as disclosed in Note 2 of Notes to Consolidated Financial Statements.

2007 vs. 2006

Consolidated revenues for 2007 were $2,844.3, up 2% from 2006. The increase reflects 3% growth in Customer Management revenues and 21% growth in HR Management revenues. Revenues from Information Management declined 7% compared to prior year, primarily due to anticipated client migrations. Operating income was $244.8 compared to $252.9 in the previous year. The decline in operating income in 2007 was primarily due to $25.7 decline in Customer Management’s operating income, which was partially offset by a decrease of $11.6 in long-term incentive plan expenses recorded at Corporate, largely reflecting the impact of our recent share price performance and Convergys’ pay-for-performance policy, as well as a $6.4 increase in operating income at Information Management. Operating income included restructuring charges of $3.4 and $12.5 during 2007 and 2006, respectively.

As a percentage of revenues, costs of products and services were 64.6% compared to 62.9% in the prior year. The 170 basis point increase in costs of products and services as a percentage of revenues was due to an increase in Customer Management costs due to the negative impact of the weakening U.S. dollar as well as higher labor costs, and an increase in HR Management costs largely due to new client programs and implementations. These increases were partially offset by lower costs of products and services as a percentage of revenues incurred at Information Management. Selling, general and administrative expense of $554.9 increased 2% compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were 19.5% compared to 19.4% in the prior year. This increase primarily reflects additional capacity expansion costs at Customer Management. The 14% decrease in research and development costs largely reflects increased efficiency and focused spending on Infinys software. The 11% decrease in depreciation expense primarily reflects assets that became fully depreciated. The 15% increase in amortization expense reflects impairment of certain acquired intangible assets in the fourth quarter of 2007.

As discussed more fully under the heading, “Restructuring Charges,” we recorded net restructuring charges of $3.4 in 2007 versus $12.5 in 2006. In addition, operating income for 2007 was positively impacted by a decrease of $11.6 in long-term incentive plan expense recorded at Corporate

20  Convergys Corporation 2007 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

largely reflecting the impact of our recent share price performance and Convergys’ pay-for-performance policy. In 2007, we recorded equity income in the Cellular Partnerships of $14.3 compared to $11.8 recorded in 2006. Interest expense of $17.5 decreased from $22.8 in the prior year primarily reflecting a lower level of debt. The $1.3 increase in other income/(expense), net in 2007 was mainly due to decrease in our foreign exchange transaction losses. Our effective tax rate was 31.0% for 2007 compared to 32.0% in the prior year. The lower effective tax rate in 2007 was largely due to an increase in income in countries with current tax holidays. See Note 6 of Notes to Consolidated Financial Statements for further discussion related to effective tax rates.

As a result of the foregoing, 2007 net income and earnings per diluted share increased to $169.5 and $1.23 compared with $166.2 and $1.17 in 2006. Beginning January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” Refer to Note 6 of the Notes to Consolidated Financial Statements for details related to the adoption of this Standard. The adoption of this Standard resulted in a reduction of $7.8 to our retained earnings at January 1, 2007.

2006 vs. 2005

Consolidated revenues for 2006 were $2,789.8, up 8% from 2005. The increase reflects 10% growth in Customer Management revenues and 30% growth in HR Management revenues. Revenues from Information Management were relatively flat compared to the prior year. Operating income of $252.9 increased 13% compared to the prior year, while operating margin grew to 9.1% versus 8.7% in 2005. Revenue growth with existing and new clients and increased productivity, utilization and efficiency contributed to the improvement in results. Operating income included restructuring charges of $12.5 in 2006 and $21.2 in 2005.

As a percentage of revenues, costs of products and services were 62.9% compared to 61.3% in the prior year. The 160 basis point increase in costs of products and services as a percentage of revenues was due to an increase in HR Management costs due to new client programs and implementations, and an increase in Information Management costs largely due to a change in the revenue mix from data processing to relatively lower margin professional and consulting services. These increases were partially offset by lower costs of products and services as a percentage of revenues incurred at Customer Management. Selling, general and administrative expense of $542.0 increased 2% compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were 19.4% compared to 20.5% in the prior year, reflecting savings from ongoing cost actions and operational efficiencies. The 10% increase in research and development costs reflects increased spending by Information Management on Infinys software. The 41% decrease in amortization expense primarily reflects acquired client contracts that became fully amortized during the first quarter of 2006.

As discussed more fully under the heading, “Restructuring Charges,” we incurred net restructuring charges of $12.5 in 2006 versus $21.2 in 2005. In addition, operating income for 2006 was negatively impacted by an increase of approximately $12 in long-term compensation expenses, recorded at corporate, related to restricted stock awards, stock options and long-term performance cash awards. The increase in the long-term compensation expense in 2006 primarily related to restricted stock units awarded in 2006 pursuant to the Company’s long-term incentive plan. Beginning January 1, 2006, we adopted SFAS 123(R), “Accounting for Stock-Based Compensation.” The primary effect of the adoption of SFAS 123(R) resulted in compensation expense being recorded for stock options. See Note 9 to the Notes to Consolidated Financial Statements for further discussion related to stock-based compensation plans. The impact of adoption of this accounting Standard in 2006 was an additional expense of approximately $1.

In 2006, we recorded equity income in the Cellular Partnerships of $11.8 compared to $12.4 recorded in 2005. Interest expense of $22.8, compared to $21.2 in the prior year, reflects higher interest rates on lower levels of debt.

Convergys Corporation 2007 Annual Report  21

Other income of $2.7 compared to other expense of $1.4 in the prior year, mainly as a result of higher interest income. Our effective tax rate was 32.0% for 2006 compared to 42.6% in 2005. The lower effective tax rate in 2006 was largely due to improved international performance allowing the realization of previously unrecognized foreign deferred tax assets and an increase in income in countries with current tax holidays. See Note 6 of Notes to Consolidated Financial Statements for further discussion related to effective tax rates. The higher effective rate in 2005 largely related to additional tax expense resulting from repatriating approximately $187 in funds from foreign subsidiaries.

As a result of the foregoing, 2006 net income and earnings per diluted share increased to $166.2 and $1.17 compared with $122.6 and $0.86 in 2005.

Customer Management

	2007	2006	% Change 07 vs. 06	2005	% Change 06 vs. 05

Revenues:

Communications	$1,075.0	$953.2	13	$886.6	8

Technology	155.2	157.1	(1)	139.3	13

Financial services	259.0	262.2	(1)	246.3	6

Other	376.9	430.6	(12)	369.3	17

Total revenues	1,866.1	1,803.1	3	1,641.5	10

Costs and Expenses:

Costs of products and services	1,244.1	1,180.4	5	1,077.2	10

Selling, general and administrative expenses	380.7	335.8	13	308.2	9

Research and development costs	4.6	8.6	(47)	8.6	—

Depreciation	55.9	65.4	(15)	68.7	(5)

Amortization	4.1	4.0	3	10.7	(63)

Restructuring charges	—	6.5	(100)	13.8	(53)

Total costs and expenses	1,689.4	1,600.7	6	1,487.2	8

Operating Income	$176.7	$202.4	(13)	$154.3	31

Operating Margin	9.5%	11.2%		9.4%

2007 vs. 2006

Revenues

Customer Management’s revenues for 2007 were $1,866.1, up 3% from 2006. Revenue growth resulted from several existing clients in the communication vertical.

Revenues from the communication vertical increased 13% from the prior year, reflecting growth with several large wireless and cable clients, partially offset by a reduction in spending from a large communication client reflecting lower call volume due to a reduction in their programs. Volumes from this client have stabilized by the end of the year. Revenues from the technology vertical and financial services vertical decreased 1%, respectively, reflecting completion of programs with clients. Other revenues, which are comprised of clients outside of Customer Management’s three largest industries, decreased 12% from the prior year. This was primarily due to declines in transportation and government programs.

Costs and Expenses

Customer Management’s total costs and expenses were $1,689.4, a 6% increase from the prior year. Customer Management’s costs of products and services increased 5% to $1,244.1 from the prior year. As a percentage of revenues, costs of products and services were 66.7% for 2007 compared to 65.5% in the prior year. The impact of revenue growth and cost saving initiatives were offset by higher expenses of approximately $18 resulting from the impact of a weakened U.S. dollar, net of gains realized from the settlement of hedged instruments, as well as higher labor costs. Customer Management serves a number of its U.S.-based clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to operate these non-U.S. contact centers is denominated in Canadian dollars, Indian rupees or Philippine pesos, which represents a foreign exchange exposure. During 2007 and 2006, these currencies strengthened against the U.S. dollar. Accordingly, the expenses of operating these contact centers, once translated into U.S. dollars, have increased.

22  Convergys Corporation 2007 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

As discussed in further detail in the section titled “Market Risk,” we hedge this exposure by entering into foreign currency forward contracts and options.

Selling, general and administrative expenses of $380.7 increased 13% compared to the prior year. This reflects higher costs from capacity expansions during the current year and also costs from adding sales and consulting resources. As a percentage of revenues, selling, general and administrative expenses were 20.4% for 2007 compared to 18.6% in the prior year. Compared to the prior year, research and development costs decreased $4, reflecting reduced spending on a Customer Management application. The 15% decrease in depreciation expense mostly reflects data center assets, which are now being managed in a shared service environment. As discussed more fully under the heading, “Restructuring Charges,” Customer Management recorded a $6.5 restructuring charge in 2006.

Operating Income

As a result of the foregoing, Customer Management’s operating income and operating margin were $176.7 and 9.5%, respectively, compared with $202.4 and 11.2%, respectively, in the prior year.

2006 vs. 2005

Revenues

Customer Management’s revenues for 2006 were $1,803.1, up 10% from 2005. This increase reflects strong revenue growth from several clients in each of Customer Management’s verticals — Communications, Technology, Financial Services and Other.

Revenues from the communication services vertical increased 8% from the prior year, reflecting growth with several large broadband and wireless clients, partially offset by a reduction in spending from two wireless providers including AT&T. The lower spending by AT&T in 2006 compared to the prior year reflects lower call volume due to a number of factors including cancellation of certain AT&T Wireless programs. This impacted the revenues for the first half of the year. AT&T revenues for the second half of 2006 increased compared to the prior year. The 13% increase in revenues from technology clients reflects increased spending from hardware clients. Revenues from financial services vertical were up 6% from the prior year, reflecting growth from several credit card issuers. Other revenues, which are comprised of clients outside of Customer Management’s three largest verticals, increased 17%, reflecting revenues generated from a large global manufacturing client and increased spending by several healthcare and retail clients.

Costs and Expenses

Customer Management’s total costs and expenses were $1,600.7, an 8% increase from the prior year. Customer Management’s costs of products and services increased 10% to $1,180.4 from the prior year. As a percentage of revenues, costs of products and services were 65.5% for 2006, down 10 basis points from the prior year. This decrease reflects improved agent utilization as well as the impact of restructuring and other cost actions taken to streamline the business, partially offset by higher expenses of approximately $26 resulting from the impact of a weakened U.S. dollar, net of gains realized from the settlement of hedged instruments. As discussed in further detail in the section titled “Market Risk,” we hedge this exposure by entering into foreign currency forward contracts and options.

Selling, general and administrative expenses of $335.8 increased 9% compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were 18.6%, down 20 basis points from 18.8% in the prior year. Savings realized from ongoing cost actions were partially offset by higher expenses of approximately $6 resulting from the impact of a weakened U.S. dollar. The 63% decrease in amortization expense reflects acquired client contracts, which became fully amortized in early 2006. As discussed more fully under the heading, “Restructuring Charges,” Customer Management incurred $6.5 in restructuring charges in 2006. This compares to a net restructuring charge of $13.8 recorded in 2005.

Convergys Corporation 2007 Annual Report  23

Operating Income

As a result of the foregoing, Customer Management’s operating income and operating margin were $202.4 and 11.2%, respectively, compared with $154.3 and 9.4%, respectively, in the prior year.

Information Management

	2007	2006	% Change 07 vs. 06	2005	% Change 06 vs. 05

Revenues:

Data processing	$239.6	$301.1	(20)	$340.5	(12)

Professional and consulting	262.8	287.2	(8)	267.6	7

License and other	220.6	187.0	18	170.0	10

Total revenues	723.0	775.3	(7)	778.1	—

Costs and Expenses:

Costs of products and services	382.7	420.1	(9)	400.2	5

Selling, general and administrative expenses	101.4	114.4	(11)	125.9	(9)

Research and development costs	67.2	75.0	(10)	66.6	13

Depreciation	32.4	33.6	(4)	32.3	4

Amortization	5.0	6.9	(28)	8.0	(14)

Restructuring charges	3.4	0.8	NA	—	—

Total costs and expenses	592.1	650.8	(9)	633.0	3

Operating Income	$130.9	$124.5	5	$145.1	(14)

Operating Margin	18.1%	16.1%		18.6%

2007 vs. 2006

Revenues

Information Management’s revenues of $723.0 in 2007 were down 7% compared to the prior year, primarily due to the negative impact of the AT&T and Sprint Nextel client migrations.

Data processing revenues of $239.6 decreased 20% from the prior year. This decrease reflects the changing dynamics of Information Management’s billing relationship with AT&T, as AT&T migrated AT&T subscribers to an in-house managed service environment. The AT&T migration was completed earlier in 2007. Professional and consulting revenues of $262.8 decreased 8% from the prior year. This decrease was also largely attributable to AT&T, due to a reduction in migration services. License and other revenues increased 18% to $220.6 from the prior year, reflecting strong license revenue increases with several international clients.

Revenues from Sprint Nextel were down 13% from the prior year. We expect revenues from Sprint Nextel to continue to decline as they migrate subscribers from our billing system during 2008.

Costs and Expenses

Information Management’s total costs and expenses were $592.1, down 9% from the prior year. Information Management costs of products and services decreased 9% to $382.7 from the prior year. As a percentage of revenues, costs of products and services were 52.9% for 2007 compared to 54.2% in the prior year. This decrease primarily reflects cost reductions and growth in license and other revenues. Selling, general and administrative expenses decreased 11% from the prior year, reflecting benefits from continued focus on reducing costs. As a percentage of revenues, selling, general and administrative expenses decreased to 14.0% from 14.8% in 2006. The 10% decrease in research and development costs reflects increased efficiency and focused spending on Infinys software. The 28% decrease in amortization expense mostly reflects accelerated amortization of acquired software in the second quarter of 2006. Additionally, as discussed in further detail under the heading, “Restructuring Charges,” Information Management recorded a restructuring charge of $3.4 in the third quarter of 2007. This compares to a net restructuring charge of $0.8 in 2006.

Operating Income

As a result of the foregoing, Information Management’s operating income and operating margin were $130.9 and 18.1%, respectively, compared with $124.5 and 16.1%, respectively, in the prior year.

24  Convergys Corporation 2007 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

2006 vs. 2005

Revenues

Information Management’s revenues of $775.3 in 2006 were relatively flat compared to the prior year. Increased revenues from professional and consulting and license and other revenues were offset by a decline in data processing revenues.

Data processing revenues of $301.1 decreased 12% from the prior year. This decrease reflects the changing dynamics of Information Management’s billing relationship with AT&T, as AT&T migrates subscribers from its outsourced environment to an in-house managed service environment. The decrease from AT&T was partially offset by increases from a large wireless client. Professional and consulting revenues of $287.2 increased 7% from the prior year. This increase was attributable to the increased spending by a large Latin American client and several other international customers, partially offset by reduced spending by AT&T. License and other revenues increased 10% to $187.0 from the prior year, reflecting the continuing demand for convergent services and broad acceptance of our billing system capabilities.

Costs and Expenses

Information Management’s total costs and expenses were $650.8, up 3% from the prior year. Information Management costs of products and services increased 5% to $420.1 from the prior year. As a percentage of revenues, costs of products and services were 54.2% for 2006, up 280 basis points from 51.4% in the prior year. This increase primarily reflects the shift in revenue mix from data processing to relatively lower margin professional and consulting services. Selling, general and administrative expenses decreased 9% from the prior year. As a percentage of revenues, these expenses decreased to 14.8% from 16.2% in 2005, reflecting savings realized from ongoing operational improvements and benefits from cost actions. The 13% increase in research and development costs reflects increased spending on Infinys software. The 14% decrease in amortization expense reflects the impact of acquired software, which became fully amortized during the second quarter of 2005, partially offset by accelerated amortization of acquired software in the second quarter of 2006. Additionally, as discussed in further detail under the heading, “Restructuring Charges,” Information Management recorded a net $0.8 in restructuring charges in 2006.

Operating Income

As a result of the foregoing, Information Management’s operating income and operating margin were $124.5 and 16.1%, respectively, compared with $145.1 and 18.6%, respectively, in the prior year.

Human Resource Management

	2007	2006	% Change 07 vs. 06	2005	% Change 06 vs. 05

Revenues	$255.2	$211.4	21	$162.5	30

Costs and Expenses:

Costs of products and services	211.1	154.0	37	105.4	46

Selling, general and administrative expenses	66.7	77.9	(14)	90.6	(14)

Research and development costs	1.6	1.3	23	1.7	(24)

Depreciation	8.7	12.8	(32)	11.4	12

Amortization	5.4	1.7	NA	2.5	(32)

Restructuring charges	—	2.1	(100)	1.3	62

Total costs and expenses	293.5	249.8	17	212.9	17

Operating Income	$(38.3)	$(38.4)	0	$(50.4)	24

2007 vs. 2006

Revenues

HR Management’s revenues for 2007 were $255.2, up 21% from 2006. Revenue growth was largely from clients in early stage, live operation.

Costs and Expenses

HR Management’s total costs and expenses were $293.5, up 17% from 2006. HR Management’s costs of products and services for 2007 were $211.1, up 37% from 2006. As a percentage of revenues, costs of providing services were 82.7% for 2007 compared to 72.8% in 2006. This increase

Convergys Corporation 2007 Annual Report  25

largely related to recent client program implementations. In the early stages of client programs, margins tend to be lower. However, as we become more efficient with the delivery of the services, our margins tend to improve. Further, there were some implementation costs that were expensed during the current year. As discussed more fully in the “Deferred Charges” section of Note 2 of the Notes to Consolidated Financial Statements, we typically defer implementation costs associated with a contract and amortize them ratably over the life of the contract. When implementation costs are deemed not recoverable in accordance with our accounting policy, we expense such excess costs even if the contract is profitable over its term. Additionally, $25.3 of revenue recognized in this period was pass-through in nature. Selling, general and administrative expenses of $66.7 decreased 14% from 2006, reflecting improved employee productivity. As a percentage of revenues, selling, general and administration expenses were 26.1% in 2007 compared to 36.8% in 2006, primarily reflecting revenue growth.

The $3.7 increase in amortization expense largely reflects impairment of an acquired intangible asset in the fourth quarter of 2007. Additionally, as discussed in further detail under the heading, “Restructuring Charges,” HR Management recorded a restructuring charge of $2.1 in 2006.

Operating Income

As a result of the foregoing, HR Management’s 2007 operating loss remained essentially flat at $38.3 compared to the prior year.

2006 vs. 2005

Revenues

HR Management’s revenues for 2006 were $211.4, up 30% from 2005. Revenue growth was largely due to the DuPont and State of Texas programs.

Costs and Expenses

HR Management’s total costs and expenses were $249.8, up 17% from 2005. HR Management’s costs of products and services for 2006 were $154.0, up 46% from 2005. As a percentage of revenues, costs of providing services increased to 72.8% from 64.9% in 2005. This increase largely related to recent client program implementations. In the early stages of client programs, margins tend to be lower. However, as we become more efficient with the delivery of the services, our margins tend to improve. Further, there were some additional costs incurred in the current year primarily related to the impact of client scope and schedule changes that were not eligible for capitalization. Selling, general and administrative expenses of $77.9 decreased 14% from 2005. This decrease primarily reflects savings realized from cost reduction initiatives. As a percentage of revenues, selling, general and administration expenses decreased to 36.8% from 55.8% in 2005.

Research and development, depreciation and amortization expense incurred by HR Management in 2006 were 7.5% of revenue compared with 9.6% in 2005. Additionally, as discussed in further detail under the heading, “Restructuring Charges,” HR Management incurred a restructuring charge of $2.1 in 2006 versus $1.3 in 2005.

Operating Income

As a result of the foregoing, HR Management’s 2006 operating loss improved to $38.4 from $50.4 in 2005.

Restructuring Charges

As discussed more fully in Note 4 to Notes to Consolidated Financial Statements, we recorded the following restructuring charges:

2007

During the third quarter of 2007, we recorded a restructuring charge of $3.4 at Information Management related to a facility closure in the United Kingdom. This action was a result of the facility consolidation in the United Kingdom that started during the fourth quarter of 2006 as discussed in more detail below. The $3.4 accrual is equal to the future costs associated with the abandoned facility, net of the proceeds from any probable future sublease agreements. We used estimates, based on consultation with our real estate advisors, to arrive at the

26  Convergys Corporation 2007 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

proceeds from any future sublease agreements. We will continue to evaluate such estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to this facility closure in the future. At December 31, 2007, this restructuring reserve had an outstanding balance of $2.6, which will be paid over several years until the lease expires.

2006

We initiated a restructuring plan in the fourth quarter of 2006 to rationalize facility costs, further streamline our operations in order to align our resources to support growth, and to shift the geographic mix of some of our resources. The plan resulted in a net restructuring charge of $12.5 and included $24.1 of severance costs, $0.5 of facility closure costs and the reversal of $12.1 in facility abandonment costs. Restructuring actions were taken in each business segment, of which $6.5 related to Customer Management, $0.8 related to Information Management, $2.1 related to HR Management and $3.1 related to Corporate.

The $24.1 severance charge is being paid pursuant to our existing severance policy and employment agreements and includes cash-related payments of $21.3 and a non-cash charge of $2.8 related to the acceleration of equity-based awards. These actions, which affected approximately 700 professional employees, were completed in 2007. The $0.5 of facility closure costs relate to an additional accrual, resulting from changes in the sublease estimates, for a property that was abandoned in 2005. Our 2002 restructuring charges included facility abandonment costs related to certain U.K. locations. In the fourth quarter of 2006, we made a decision to consolidate our operations in the U.K. and move into one of the facilities that was originally abandoned in 2002. This resulted in the reversal of $12.1 at December 31, 2006. Completion of the facility consolidation at this location resulted in the recording of additional reserves in the third quarter of 2007, as discussed above.

Below is the summary of the 2006 net restructuring charge of $12.5 ($8.5 after tax) by segment:

	Customer Management	Information Management	HR Management	Corp.	Total
Severance costs	$6.5	$12.9	$1.6	$3.1	$24.1
Facility related costs/(reversal)	—	(12.1)	0.5	—	(11.6)

Net restructuring	$6.5	$0.8	$2.1	$3.1	$12.5

Restructuring liability activity for the fourth quarter 2006 plan consisted of the following:

	2007	2006

Balance at January 1	$20.5	—

Restructuring charge	—	$24.6

Lease termination payments	(0.5)	—

Severance costs	(16.9)	(4.1)

Balance at December 31	$3.1	$20.5

The remaining accrual of $3.1 at December 31, 2007 mostly reflects the timing of payments to employees who are no longer with the Company and will be fully paid during the first quarter of 2008.

2002

In connection with a restructuring plan initiated in 2002, the Company made headcount reductions affecting professional and administrative employees worldwide and closed certain Customer Management and Information Management facilities.

Restructuring liability activity for the 2002 plan consisted of the following:

	2007	2006

Balance at January 1	$3.0	$16.0

Reversal	—	(12.1)

Lease termination payments	(3.1)	(2.4)

Other	0.1	1.5

Balance at December 31	$—	$3.0

Convergys Corporation 2007 Annual Report  27

Client Concentration

In December 2006, AT&T and Bell South Corporation (Bell South) merged. Prior to the merger, Cingular (a joint venture between AT&T and Bell South) was our largest client in terms of revenue. As a result of the merger, AT&T is now our largest client in terms of revenue. We serve AT&T under information management, customer management and HR management contracts. See further discussion of risks associated with client consolidation under the “Risks Relating to Convergys and Its Business” section of Management Discussion and Analysis.

Our three largest clients accounted for 32.9% of our revenues in 2007, down from 33.3% in 2006. We serve AT&T, our largest client with 16.3% of 2007 revenues under information management, customer management and HR management contracts. We serve Sprint Nextel, our second largest client, under information management and customer management contracts. We provide customer management services to Sprint Nextel under a contract between Sprint Nextel and IBM, as a subcontractor to IBM. We serve Comcast, our third largest client in 2007, under customer management and information management contracts. Volumes under certain of our long-term contracts are subject to variation based on, among other things, the spending by clients on outsourced customer support and subscriber levels.

Business Outlook

In 2008, we are taking action in many areas that have the ability to drive overall growth in revenue and operating income. We expect 2008 revenues of $2.85 to $3 billion, and earnings per share between $1.31 and $1.36, despite the potential for some short-term disruption from a challenging economic environment.

Expectations for Customer Management include a year-over-year increase in revenue of approximately seven to twelve percent, consistent with expected industry growth, and operating margin of approximately ten percent for the full year. On a sequential basis, first quarter 2008 revenue and profitability will be approximately the same as the fourth quarter of 2007. Year-over-year comparison of Customer Management operating performance in the first quarter of 2008 will be negatively impacted by the 100 basis point margin benefit in the first quarter of 2007 related to a one-time resolution of a prior cost. We expect to see strong sequential and year-over-year quarterly revenue growth in the second half of the year, once new large client programs are fully ramped. The negative impact of the weakened U.S. dollar on operating income for 2008 will be significantly higher than the 2007 impact of approximately $20.

Expectations for Information Management include revenues of approximately $625 and an operating margin exceeding 15% for the full year. After a significant, more than $30 year-over-year, decline in revenue in the first quarter, largely due to North American billing platform consolidation, we expect Information Management revenues to be relatively flat over the course of the year.

Expectations for HR Management include revenues of approximately $250 and an operating loss improvement to less than $15 for the full year. Sequentially, revenue will decline slightly in the first quarter of 2008 due to completion of open enrollments and some legacy programs. We expect modest sequential and year-over-year quarterly revenue growth in the second half of the year as we begin recognizing revenue upon completion of a key implementation phase for a large client. We expect to see a substantial reduction in our operating loss in the second half of the year because of this large implementation.

For the full year, cash flow from operations should exceed $250 and free cash flow should be in line with net income.

To be successful in 2008, there are challenges and opportunities we must address. Challenges in 2008 include: offsetting market-based labor cost increases in Customer Management with productivity improvements; increasing asset utilization across multiple geographies to counter the negative impact of the weak U.S. dollar; delivering HR Management implementations on time and on budget over

28  Convergys Corporation 2007 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

the course of the year to successfully reach key go-live milestones; and growing Information Management international operations to offset the North American revenue declines.

Opportunities for growth in revenue, operating income and earnings per share include: Customer Management revenue growth from recent wins, volume and price increases with existing clients, and new client ramps from the strong pipeline; further Customer Management operational efficiencies through improved agent training, agent retention and asset utilization; successfully completing HR Management implementations which will improve results in the second half of the year; stabilization and continuing improvement with HR Management clients in early-stage operations; and further streamlining of Information Management costs to better fit its software and services business model. We will also continue to identify and take additional cost actions across the Company.

Financial Condition, Liquidity and Capital Resources

Liquidity and Cash Flows

Cash flows from operating activities provided us with a significant source of funding for our investing and financing activities. Also, we have borrowing facilities available, including a $400 Million Five-Year Revolving Credit Facility to fund these activities. See further discussion of these borrowing facilities under the next section titled, “Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments.”

Summarized cash flow information for the three years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005

Net cash flows from operations	$209.9	$353.4	$232.7

Net cash flows used in investing	(74.8)	(127.5)	(138.3)

Net cash flows from (used in) financing	(250.7)	(186.0)	43.2

Computation of Free Cash Flows:

Net cash flows from operations	$209.9	$353.4	$232.7

Change in accounts receivable securitization	—	—	100.0

Capital expenditures, net of proceeds from disposal of assets	(101.3)	(96.5)	(125.9)

Free Cash Flows	$108.6	$256.9	$206.8

Cash flows from operating activities totaled $209.9 in 2007, compared to $353.4 in 2006 and $232.7 in 2005. Compared to the prior year, the $143.5 decline in cash flows from operating activities was driven by changes in working capital. The working capital increases were mostly due to lower bonus accruals in 2007, a decrease in advance billing amounts in 2007 and the timing of both accounts payable and restructuring payments. Also in 2007, the increase in deferred charges, net of amortization and implementation revenue received, related to client implementations incurred primarily at HR Management was approximately $30. The increase in cash flows from operating activities during 2006 was driven by improvements in working capital. In addition, during 2005, there was a $100 net decrease in accounts receivable sold under the securitization program. During 2006, we terminated the securitization program and there were no accounts receivable sold under the securitization program. These improvements were partially offset by an increase in deferred charges related to client implementations incurred primarily at HR Management.

We used $74.8 for investing activities during 2007 compared to $127.5 in 2006 and $138.3 in 2005. The decrease in amounts used in investing activities during 2007 was due to the sale of our short-term investments. The Company used $101.3 in cash flow for capital expenditures during 2007 compared to $96.5 during 2006. The 8% decrease in amounts used for investing activities during 2006 compared to 2005 was due to lower amounts utilized on acquisitions and net capital expenditures. Also, during 2006, we invested $30 in auction rate securities. These securities were intermediate-to-long-term securities structured with short-term interest rates. We held no auction rate securities at December 31, 2007.

We used $250.7 for financing activities during 2007 compared to $186.0 in 2006. We provided $43.2 in cash flow for financing activities in 2005. The 2007 activities include $83.6 in debt repayments and $181.3 to repurchase 9.9 million of the Company’s common shares. The cash flow for financing activities during 2006 was

Convergys Corporation 2007 Annual Report  29

largely due to $126.5 used to repurchase 6.1 million of the Company’s common shares.

In connection with the implementation of the existing HR Management contracts, we expect to continue to incur a significant amount of implementation costs and, in 2008, deferred charges, net of implementation revenue received, will be significantly more than the amount incurred during 2007. This will negatively impact cash flows from operation and free cash flows. As further described in Note 8 of Notes to Consolidated Financial Statements, the Company expects to make payments of approximately $27 related to its pension plans in 2008. This compares to approximately $19 in 2007. Excluding funding requirements related to acquisitions, we believe that our cash flows from operations and available capital resources will be sufficient to fund these investments. At this point, we are not aware of any capital calls from the general partner of Cincinnati SMSA Limited Partnership.

The Company’s free cash flow, defined as cash flow from operating activities less capital expenditures (net of proceeds related to disposals), was $108.6, $256.9 and $206.8 for 2007, 2006 and 2005, respectively. Compared to the prior year, the decrease in free cash flow of $148.3 was due to a decrease in cash flow from operating activities during 2007. The Company uses free cash flow to assess the financial performance of the Company. The Company believes that free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow facilitates management’s ability to strengthen the Company’s balance sheet, to repurchase the Company’s common shares and to repay the Company’s debt obligations. Limitations associated with the use of free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by utilizing both the non-GAAP measure, free cash flow, and the GAAP measure, cash from operating activities, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

We believe that our financial structure and condition are solid. At December 31, 2007, total capitalization was $1,781.6, consisting of $259.9 of short-term and long-term debt and $1,521.7 of equity. At December 31, 2006, total capitalization was $1,798.6, consisting of $343.5 of short-term and long-term debt and $1,455.1 of equity. This results in a debt-to-capital ratio of 14.6%, which compares to 19.1% at December 31, 2006.

The Company’s debt is considered investment grade by the rating agencies. At December 31, 2007, our borrowing facilities included a $400 Million Five-Year Competitive Advance and Revolving Credit Facility. As of December 31, 2007, we had no amounts borrowed under this facility. The commitment fee on this facility at December 31, 2007 was 0.1%. The maturity date of the Credit Facility Agreement is October 20, 2011, provided, however, that upon satisfaction of certain conditions contained in the Credit Facility Agreement, we may extend the maturity date by one year. The participating agents in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank and Deutsche Bank AG. The Company’s credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios. Our interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. Our debt-to-EBITDA ratio cannot be greater than 3.25 to 1.0 at any time. We were in compliance with all covenants throughout 2007.

In December 2004, we issued $250.0 in 4.875% unsecured senior notes due December 15, 2009. The notes were offered and sold pursuant to our universal shelf registration statement, previously declared effective in June 2003. Under the registration statement, we have the

30  Convergys Corporation 2007 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

ability to offer up to $250.0 in additional debt securities, common shares, preferred shares and/or warrants to purchase such securities. At December 31, 2007 and 2006, the senior notes had an outstanding balance of $249.4 and $249.0, respectively.

As discussed in Note 10 of Notes to Consolidated Financial Statements, we lease certain facilities and equipment used in our operations under operating leases. This includes our office complex in Orlando, Florida, which is leased from Wachovia Development Corporation (Lessor), a wholly owned subsidiary of Wachovia Corporation, under an agreement that expires in June 2010. Upon termination or expiration of the lease, we must either purchase the property from the Lessor for $65.0 or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than the $65.0, the amount paid by the Lessor for the purchase of the complex from an unrelated third party, we have agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, Convergys is entitled to collect the excess. At the inception of the lease, we recognized a liability of approximately $5 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. We have recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which is being amortized to rental expense over the lease term. The liability will remain on the balance sheet until the end of the lease term. Under the terms of the lease, we also provide certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. We do not expect such amounts, if any, to be material. We have concluded that we are not required to consolidate the Lessor pursuant to Financial Accounting Standards Board Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51.

We believe that our present ability to borrow is greater than our established credit facilities in place. If market conditions change and we experience a significant decline in revenues or increase in costs, our cash flows and liquidity could be reduced. This could cause rating agencies to lower our credit ratings, thereby increasing our borrowing costs, or even causing a reduction in or elimination of our access to debt and ability to raise additional equity.

During 2007, we fully utilized the previous share purchase authorizations. On August 14, 2007, our Board of Directors authorized the repurchase of an additional 20 million of our common shares. We repurchased 9.9 million common shares for $184.0 during 2007 and through December 31, 2007, we repurchased 35.3 million shares of Convergys common stock for $582.3 pursuant to all authorizations. We may continue to execute share repurchases from time to time as determined by management. The timing and terms of the transactions depend on a number of considerations including market conditions and our liquidity. At December 31, 2007, we have authority to purchase an additional 14.7 million common shares pursuant to the current authorization. From January 1, 2008 to February 22, 2008, we purchased 1.9 million shares of Convergys stock pursuant to these authorizations.

The following summarizes our contractual obligations at December 31, 2007, and the effect such obligations are expected to have on liquidity and cash flows in future periods:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	After 3 Years

Debt [1]	$259.9	$0.6	$249.5	$9.8

Operating leases [2]	196.1	53.4	71.6	71.1

Pension contributions [3]	27.0	27.0	—	—

Unrecognized tax benefits [4]	1.5	1.5	—	—

Purchase commitments [5]	46.7	28.4	18.3	—

Total	$531.2	$110.9	$339.4	$80.9

Convergys Corporation 2007 Annual Report  31

(1)	See Note 7 of Notes to Consolidated Financial Statements for further information.
(2)	See Note 10 of Notes to Consolidated Financial Statements for further information.
(3)	In order to meet ERISA funding requirements, the Company expects to contribute $13.5 to fund its cash balance pension plans and $13.5 in payments to its executive pension plans in 2008. There is no estimate available for 2009 and beyond.
(4)	The remaining unrecognized tax benefits of $81.4 are excluded from this table as the uncertainty related to the amount and period of any cash settlement prevent the Company from making a reasonably reliable estimate.
(5)	Consists of contractual obligations to purchase services that are enforceable and legally binding. Excludes issuance of purchase orders made in the ordinary course of business that are short-term or cancelable, as well as renewable support and maintenance arrangements.

At December 31, 2007, we had outstanding letters of credit of $42.3 related to performance and payment guarantees, of which $19.1 is set to expire by the end of 2008, $10.4 is set to expire within 1 to 3 years and $12.8 is set to expire after 3 years. We do not believe that any obligation that may arise will be material.

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

Interest Rate Risk

At December 31, 2007, we had $0.7 in outstanding variable rate borrowings. The carrying amount of our borrowings reflects fair value due to their short-term and variable interest rate features.

We sometimes use interest rate swaps to hedge our interest rate exposure. These instruments are hedges of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding interest rate swaps covering interest rate exposure at December 31, 2007.

Based upon our exposure to variable rate borrowings, a one percentage point change in the weighted average interest rate would change our annual interest expense by less than $1.

Foreign Currency Exchange Rate Risk

Our Company serves many of our U.S.-based clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Canadian dollars (CAD), Philippine peso (PHP) or Indian rupees (INR), which represents a foreign exchange exposure. We have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward contracts with several financial institutions to acquire a total of CAD 104.0 at a fixed price of $104.4 through November 2008, PHP 7,952.3 at a fixed price of $174.0 through December 2010 and INR 15,292.7 at a fixed price of $345.0 through December 2011. Additionally, we had entered into option contracts to purchase approximately CAD 79.0 for a fixed price of $78.2 through July 2008. The fair value of these derivative instruments as of December 31, 2007 is presented in Note 14 of Notes to Consolidated Financial Statements. The potential loss in fair value at December 31, 2007 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $70. This loss would be mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency and foreign denominated revenue and profit

32  Convergys Corporation 2007 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

translated into U.S. dollars. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables and payables that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of December 31, 2007, the fair value of these derivatives was $0.1.

In 2008, we entered into treasury lock derivative instruments for $200 in anticipation of a probable debt issuance later in 2008. The treasury locks enable us to lock in a treasury yield so that we are no longer exposed to treasury yield movements, which would impact our cost of funds.

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

Goodwill

At December 31, 2007, we had goodwill with a net carrying value of $896.2. As disclosed in Note 5 of Notes to Consolidated Financial Statements, we are required to test goodwill for impairment annually and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the second step requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Fair value of the reporting unit was determined using a combination of the market approach and the income approach. Under the market approach, fair value is based on actual stock price or transaction prices of comparable companies. The market approach requires significant judgment regarding the selection of comparable companies. Under the income approach, value is dependent on the present value of net cash flows to be derived from the ownership. The income approach requires significant judgment including estimates about future cash flows and discount rates.

As required, during the fourth quarter of 2007, we completed our annual impairment tests for our reporting units: Information Management International, Information Management North America, Customer Management and HR Management. Based on the results of the first step, we had no goodwill impairment related to our four reporting units. We believe we make every reasonable effort to ensure that we accurately estimate the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss.

Convergys Corporation 2007 Annual Report  33

Deferred Charges

In connection with our Information Management data processing and HR Management outsourcing arrangements, we often perform a significant amount of set-up activities or implementations, which include the installation and customization of our proprietary software in our centers. Under these arrangements, clients do not take possession of the software nor have the right to take possession of the software without incurring a significant penalty. In accordance with Emerging Issues Task Force (EITF) Issue 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” the implementations are not treated as separate elements for revenue recognition purposes. Any proceeds collected for the implementations are deferred and recognized over the service period. Additionally, with respect to certain multiple-element arrangements, we defer all revenue related to the contracts until the final element is delivered. We capitalize all direct and incremental implementation and multiple-element costs, to the extent recovery is probable, and amortize them ratably over the life of the arrangements as costs of providing service.

At inception and throughout the term of the contract, we evaluate recoverability by considering profits to be earned during the term of the contract, the creditworthiness of the client and, if applicable, contract termination penalties payable by the client in the event that the client terminates the contract early. Our estimate of profitability is dependent in large part on our estimate of costs. Although we make every reasonable effort to accurately estimate costs, revisions may be made based on actual costs incurred that could result in the recording of an impairment loss. Additionally, if the financial condition of a client were to deteriorate, resulting in a reduced ability to make payments, we may be unable to recover the costs, which would result in an impairment loss. Finally, our entitlement to termination fees may be subject to challenge if a client were to allege that we were in breach of contract. However, based on our evaluation of the related contracts, we believe that the $304.3 of deferred charges is recoverable.

Revenue Recognition

Our revenue recognition policies are discussed in detail in Note 2 of Notes to Consolidated Financial Statements. A portion of our revenues is derived from transactions that require a significant level of judgment. This includes:

Percentage of Completion—We recognize some software license and related professional and consulting revenues using the percentage-of-completion method of accounting by relating contract costs incurred to date to total estimated contract costs at completion. During 2007, approximately 5% of our consolidated revenues were recognized using the percentage-of-completion method. This method of accounting relies on estimates of total expected contract revenues and costs. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. Because the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contracts, recognized revenues are subject to revisions as the contracts progress to completion. Revisions in estimates are reflected in the period in which the facts that give rise to a revision become known. Accordingly, favorable changes in estimates result in additional revenue recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenues. When estimates indicate a loss under a contract, a provision for such loss is recorded as a component of costs of providing services. As work progresses under a loss contract, revenues continue to be recognized, and a portion of the contract loss incurred in each period is charged to the contract loss reserve.

License Arrangements—Approximately 8% of our 2007 consolidated revenues were derived from license and support and maintenance arrangements. The accounting for these arrangements can be complex and requires a significant amount of judgment. Some of the factors that we must assess include: the separate elements of the arrangement; vendor-specific objective evidence of

34  Convergys Corporation 2007 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

fair value for the various undelivered elements of the arrangement; whether the software fees are fixed or determinable; whether the fees are considered collectible and whether services included in the arrangement represent significant production, customization or modification of the software.

Multiple Element Outsourcing Arrangements—HR Management, which accounted for 9% of our consolidated revenues in 2007, delivers multiple services under our client arrangements (e.g., benefits administration, recruiting, payroll and learning). In connection with these arrangements, we must assess these multiple-element arrangements to determine whether they can be separated into more than one unit of accounting. Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” establishes the following criteria, all of which must be met, in order for a deliverable to qualify as a separate unit of accounting:

•	The delivered items have value to the client on a stand-alone basis.
•	There is objective and reliable evidence of the fair value of the undelivered items.
•

If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company.

If these criteria are met, each of the contractual services included in the contract is treated as a separate unit of accounting and revenue is recognized as we deliver each of the contractual services. If these criteria are not met, all of the services included are accounted for as a single unit of accounting. Revenue is then recognized either using a proportional performance method such as recognizing revenue based on transactional services delivered or on a straight-line basis once HR Management begins to deliver the final service.

The assessments of these areas require us to make a significant amount of judgments. The judgments made in these areas could have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized. We believe that we make a reasonable effort to ensure accuracy in our judgment and estimates.

Contingencies

The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business. We believe that the results of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on our financial condition. However, the outcome of any litigation cannot be predicted with certainty. An unfavorable resolution of one or more pending matters could have a material adverse impact on our financial statements in the future.

Restructuring Accrual

During the last four years, we have recorded significant restructuring charges related to reductions in headcount and facility closures. As of December 31, 2007, we had a restructuring accrual of $5.7, $2.6 of which relates to facility closure costs, which will be paid over several years until the leases expire. The accrual is equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. We have used estimates, based on consultation with real estate advisors, to arrive at the proceeds from any future sublease agreements. We will continue to evaluate our estimates in recording the facilities abandonment charge. As a result, there may be additional charges or reversals in the future.

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

Convergys Corporation 2007 Annual Report  35

The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and the Company’s tax methods of accounting.

The Company also reviews its tax activities and records a liability for its uncertain tax positions in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. Significant judgment is required in determining our liability for uncertain tax positions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be significantly different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities. We believe that we make a reasonable effort to ensure accuracy in our judgment and estimates.

Other

We have made certain other estimates that, while not involving the same degree of judgment, are important to understanding our financial statements. These estimates are in the areas of measuring our obligations related to our defined benefit plans, self-insurance accruals and assessing recoverability of intangible assets.

New Accounting Pronouncements

On January 1, 2007, the Company adopted the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 creates a single model to address uncertainty in income tax positions. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and excludes income taxes from Statement of Financial Accounting Standard (SFAS) No. 5, “Accounting for Contingencies.” FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.” This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. As a result of the adoption of FIN 48, the Company recognized a $7.8 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the retained earnings balance as of January 1, 2007. Additionally, adoption of FIN 48 caused balance sheet reclassifications from deferred tax and accrued tax accounts to a FIN 48 liability for unrecognized tax benefits. See Note 6 of Notes to Consolidated Financial Statements for further discussion related to the adoption of this Standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new Standard defines fair value, establishes a framework for measuring fair value in

36  Convergys Corporation 2007 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In November 2007, the FASB agreed to defer the effective date of SFAS No. 157 for non-financial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. The Company will adopt this Standard beginning January 1, 2008 for financial assets and liabilities. Adoption of this Standard at January 1, 2008 will not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial and certain non-financial assets and liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. This Statement is effective as of the first fiscal year that begins after November 15, 2007. The adoption of this Standard will not have a material impact on the Company’s financial statements.

In April 2007, the FASB issued EITF 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” This Standard requires an employer to recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” if, in substance, a postretirement benefit plan exists. The adoption of EITF 06-04 is effective for fiscal years beginning after December 15, 2007 and the provision will be applied through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. Adoption of this Standard will not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill and any noncontrolling interest in the acquiree. The Statement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to business combinations completed on or after that date. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until December 31, 2008. Adoption of SFAS No. 141R will have an impact on the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the terms and size of the acquisitions consummated after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. In addition, this statement requires the amount of net income attributable to the noncontrolling interest to be included on the face of the consolidated income statement. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of the adoption of this Standard on its financial statements.

Convergys Corporation 2007 Annual Report  37

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

In September 2005, Sprint PCS, a large Information Management data processing outsourcing client, completed its acquisition of Nextel Communications. In 2006, the client informed us that it intended to consolidate its billing systems onto a competitor’s system. Their current plan is to complete migrating most of their subscribers from our billing system during 2008. The migration began in 2006. We are supporting Sprint Nextel with its migration efforts. If the migration proceeds as planned, it will negatively impact Information Management’s revenues and operating results.

In December 2006, AT&T and Bell South merged. The Company has long-standing relationships with both AT&T and Bell South. Prior to the merger, Cingular (a joint venture between AT&T and Bell South) was our largest client in terms of revenue. Beginning in 2005, we have assisted AT&T with its strategy to migrate subscribers off of the AT&T Wireless billing systems (which we supported) onto AT&T’s two systems, one of which we support. The migration was completed earlier this year and has negatively impacted Information Management revenues and operating results. In January 2008, AT&T informed us that it intends to migrate its subscribers from the system that we currently support through a managed services agreement onto AT&T’s other system over the next two years. Once this migration is complete, we expect AT&T to continue to remain an important client.

A large portion of our revenue is generated from a limited number of clients, and the loss of one or more of our clients could cause a reduction in our revenues and earnings.

We rely on several clients for a large percentage of our revenues. Our three largest clients, AT&T, Sprint Nextel and Comcast, collectively represented 32.9% of our 2007 revenues. Our relationship with AT&T is represented by separate contracts/work orders with Information Management, Customer Management and HR Management. Our relationship with Sprint Nextel is represented by separate information management and customer management contracts. Since February 2004, we have provided customer management services to Sprint Nextel under a contract between Sprint Nextel and IBM, whereby we serve as a subcontractor to IBM. We serve Comcast under customer management and information management contracts. As a result, we do not believe that it is likely that our entire relationship with AT&T, Sprint Nextel or Comcast would terminate at one time; and, therefore, we are not substantially dependent on any particular contract/work order with these clients. However, the loss of all of the contracts/work orders with a particular client at the same time or the loss of one or more of the larger contracts/work orders with a client would adversely affect our total revenues if the revenues from such client were not replaced with revenues from that client or other clients.

A large portion of our accounts receivable are payable by a limited number of clients and the inability of any of these clients to pay its accounts receivable could cause a reduction in our revenues and earnings.

Several significant clients account for a large percentage of our accounts receivable. As of December 31, 2007, our three largest clients, AT&T, Sprint Nextel and Comcast, collectively accounted for 31.7% of our accounts receivable. During the past three years, each of these clients has generally paid its accounts receivable on a timely basis, and write-downs that we have incurred in connection with such accounts receivable were consistent with write-downs that we incurred with other clients. We anticipate that several clients will continue to account for a large

38  Convergys Corporation 2007 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

percentage of our accounts receivable. Although we currently do not expect payment issues with any of these clients, if any of them were unable or unwilling, for any reason, to pay our accounts receivable, our income would decrease. We also carry significant receivable balances with other clients whose declaration of bankruptcy could decrease our income.

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

We process, transmit and store personally identifiable information, and unauthorized access to or the unintended release of this information could result in a claim for damage or loss of business and create unfavorable publicity.

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

The global scope, size and complexity of implementations in our HR Management business could cause delays and cost overruns in those projects, which could adversely affect revenues and profits.

We have won several long-term, human resource outsourcing contracts with global clients. These contracts are complex as they involve providing multiple services such as payroll, recruiting, benefits administration, learning, compensation and human resources administration, across many countries. Implementations of the contracts can take more than two years to complete. Due to the complexity of the implementations and changes in customer requirements (i.e., an acquisition by a customer during the implementation), implementation cost overruns and delays are possible. Cost overruns can result in additional expense during the implementation period and over the life of the contract, which would likely affect the profitability of the contract. Given the size of some of these contracts, the impact from these cost overruns or schedule delays can have a significant impact on our revenues and profits. Delays in completing the implementations can cause us to recognize revenue and profit from the contracts later than we anticipated when the initial contract was signed.

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

Convergys Corporation 2007 Annual Report  39

affects the organization broadly, business from our existing and potential clients may be jeopardized and cause our revenue to decrease.

Emergency interruption of data centers and customer management and HR management contact centers could have a materially adverse effect on our financial condition and results of operations.

In the event that we experience a temporary or permanent interruption at one or more of our data or contact centers, through casualty, operating malfunction or other causes, we may be unable to provide the data processing, customer management and HR management services we are contractually obligated to deliver. This could result in us being required to pay contractual damages to some clients or to allow some clients to terminate or renegotiate their contracts. Notwithstanding contingency plans and precautions instituted to protect our clients and us from events that could interrupt delivery of services (including property and business interruption insurance that we maintain), there is no guarantee that such interruptions would not result in a prolonged interruption in our ability to provide support services to our clients or that such precautions would adequately compensate us for any losses we may incur as a result of such interruptions.

Defects or errors within our software could adversely affect our business and results of operations.

Design defects or software errors may delay software introductions or reduce the satisfaction level of clients and may have a materially adverse effect on our business and results of operations. Our billing software is highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and/or correct. Since both our clients and we use our billing software to perform critical business functions, design defects, software errors or other potential problems within or outside of our control may arise from the use of our software. It may also result in financial or other damages to our clients, for which we may be held responsible. Although our license agreements with our clients may often contain provisions designed to limit our exposure to potential claims and liabilities arising from client problems, these provisions may not effectively protect us against such claims in all cases and in all jurisdictions. Claims and liabilities arising from client problems could result in monetary damages to us and could cause damage to our reputation, adversely affecting our business and results of operations.

If the global trend toward outsourcing does not continue, our financial condition and results of operations could be materially affected.

Revenue growth depends, in large part, on the trend toward outsourcing, particularly as it relates to our customer management and HR management outsourcing operations. Outsourcing involves companies contracting with a third party, such as Convergys, to provide customer management and HR management services rather than performing such services in-house. There can be no assurance that this trend will continue, as organizations may elect to perform such services in-house. A significant change in this trend could have a materially adverse effect on our financial condition and results of operations.

A longer sales cycle could adversely affect our business and results of operations.

During the past few years, we have focused on transforming the HR Management segment into a leading provider in the growing human resource outsourcing market. Although we won long-term global human resource outsourcing arrangements with several clients, the sales cycles for large global human resource outsourcing arrangements have ranged from 12 to 24 months. The sales cycle is long due to complexities associated with outsourcing human resource functions, including decisions regarding what functions to outsource, locations and timing of outsourcing. This longer sales cycle can result in delays in the execution of the contracts, increase selling costs and negatively impact our revenues and operating results.

40  Convergys Corporation 2007 Annual Report

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

We operate a global business and have facilities located throughout North and South America, Europe, the Middle East and the Asian Pacific region. As part of our strategy, we plan to capture more of the international billing, customer management and HR management markets. Additionally, North American companies require offshore customer management outsourcing capacity. As a result, we expect to continue expansion through start-up operations and acquisitions in foreign countries. Expansion of our existing international operations and entry into additional countries will require management attention and financial resources. In addition, there are certain risks inherent in conducting business internationally including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. To the extent that we are adversely affected by these risks, our business could be adversely affected and our revenues and/or earnings could be reduced.

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

Customer Management serves an increasing number of its U.S.-based customer management clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by Customer Management to render services under these contracts is denominated in Canadian dollars, Indian rupees or Philippine pesos, which represents a foreign exchange exposure to the Company. We enter into forward exchange contracts and options to limit potential foreign currency exposure. As the U.S. dollar weakened during 2006 and 2007, the operating expenses of these contact centers, once translated into U.S. dollars, increased. The increase in operating expenses was partially offset by gains realized through the settlement of the hedged instruments. However, if the U.S. dollar weakens further, our earnings will continue to be negatively impacted.

If we do not effectively manage our capacity, our results of operations could be adversely affected.

Our ability to profit from the global trend toward outsourcing depends largely on how effectively we manage our Customer Management and HR Management contact center capacity. In order to create the additional capacity necessary to accommodate new or expanded outsourcing projects, we must open new contact centers. The opening or expansion of a contact center may result, at least in the short term, in idle capacity until we fully implement the new or expanded program. We periodically assess the expected long-term capacity utilization of our contact centers. As a result, we may, if deemed necessary, consolidate, close or partially close under-performing contact centers to maintain or improve targeted utilization and margins. There can be no guarantee that we will be able to achieve or maintain optimal utilization of our contact center capacity.

Convergys Corporation 2007 Annual Report  41

Items 7. (continued), 7A. and 8.

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

We employ approximately 75,000 employees worldwide. At times, we have experienced difficulties in hiring personnel with the desired levels of training or experience. Staffing personnel with appropriate technical expertise is particularly critical in connection with the recent contracts signed by HR Management. Additionally, in regard to the labor-intensive business of Customer Management, quality service depends on our ability to control personnel turnover. Any increase in the employee turnover rate could increase recruiting and training costs and could decrease operating effectiveness and productivity. We may not be able to continue to hire, train and retain a sufficient number of qualified personnel to adequately staff new client projects. Because a significant portion of our operating costs relates to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a materially adverse effect on our business, results of operations or financial condition.

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

A significant or prolonged economic downturn could have a materially adverse effect on our revenues and profit margin.

Our results of operations are affected directly by the level of business activity of our clients, which in turn are affected by the level of economic activity in the industries and markets that they serve. Economic slowdowns in some markets, particularly in the United States, may cause reductions in technology and discretionary spending by our clients, which may result in reductions in the growth of new business as well as reductions in existing business. If our clients enter bankruptcy or liquidate their operations, our revenues could be adversely affected. There can be no assurance that weakening economic conditions throughout the world will not adversely impact our results of operations and/or financial position. Reduced demand for our services could increase price competition.

Item 7A. Quantitative and Qualitative Disclosures about

Market Risk

The information required by Item 7A is included in Item 7 beginning on page 32 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

Beginning on page 44 are the consolidated financial statements with applicable notes and the related Reports of Independent Registered Public Accounting Firm and the supplementary financial information specified by Item 302 of Regulation S-K.

42  Convergys Corporation 2007 Annual Report

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

Convergys’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Convergys engaged Ernst & Young LLP in 2007 to perform an integrated audit of the consolidated financial statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Their report appears on page 45. Additionally, Ernst & Young LLP has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 44.

/s/ David F. Dougherty
David F. Dougherty
Chief Executive Officer

/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer

Convergys Corporation 2007 Annual Report  43

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Convergys Corporation

We have audited Convergys Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Convergys Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Convergys Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Convergys Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Convergys Corporation and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Cincinnati, Ohio
February 27, 2008

44  Convergys Corporation 2007 Annual Report

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Convergys Corporation

We have audited the accompanying consolidated balance sheets of Convergys Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convergys Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the three years ended December 31, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 8 in Notes to the Consolidated Financial Statements, at December 31, 2006, Convergys Corporation changed its method of accounting for certain of its employee benefit plans with the adoption of Statement of Financial Accounting Standard No. 158, “Employer’s Accounting for Deferred Benefit Pension and Other Postretirement Plans—an Amendment of SFAS No. 87, 88, 106 and 132(R).” Additionally, as discussed in Notes 2 and 6 to the Consolidated Financial Statements, at January 1, 2007, Convergys Corporation changed its method of accounting for income taxes with the adoption of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Convergys Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Cincinnati, Ohio
February 27, 2008

Convergys Corporation 2007 Annual Report  45

Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
(Amounts in Millions Except Per Share Amounts)	2007	2006	2005

Revenues	$2,844.3	$2,789.8	$2,582.1

Operating Costs and Expenses:

Costs of providing services and products sold [1]	1,837.9	1,754.8	1,583.0

Selling, general and administrative expenses	554.9	542.0	530.1

Research and development costs	73.4	84.9	76.9

Depreciation	115.4	130.1	126.1

Amortization	14.5	12.6	21.2

Restructuring charges	3.4	12.5	21.2

Total costs and expenses	2,599.5	2,536.9	2,358.5

Operating Income	244.8	252.9	223.6

Equity in earnings of Cellular Partnerships	14.3	11.8	12.4

Other income/(expense), net	4.0	2.7	(1.4)

Interest expense	(17.5)	(22.8)	(21.2)

Income before income taxes	245.6	244.6	213.4

Income taxes	76.1	78.4	90.8

Net Income	$169.5	$166.2	$122.6

Other Comprehensive Income, Net of Tax:

Foreign currency translation adjustments	$12.9	$5.5	$5.9

Change related to pension liability (net of tax of ($0.9), ($0.6) and $15.2)	1.6	1.1	(28.1)

Unrealized gain/(loss) on hedging activities (net of tax of ($17.3), $1.3 and $9.3)	32.1	(2.2)	(14.0)

Total Comprehensive Income	$216.1	$170.6	$86.4

Earnings per common share:

Basic	$1.26	$1.20	$0.88

Diluted	$1.23	$1.17	$0.86

Weighted average common shares outstanding:

Basic	134.1	138.4	140.0

Diluted	137.7	141.7	142.9

[1]	Exclusive of depreciation and amortization, with the exception of amortization of deferred charges as disclosed in Note 2 of Notes to Consolidated Financial Statements.
The accompanying notes are an integral part of the financial statements.

46  Convergys Corporation 2007 Annual Report

Consolidated Balance Sheets

	At December 31,
(In Millions)	2007	2006

Assets

Current Assets

Cash and cash equivalents	$120.3	$235.9

Receivables, net of allowances of $7.6 and $12.0	557.7	545.6

Deferred income tax benefits	32.4	53.5

Prepaid expenses	36.2	37.3

Other current assets	115.0	57.9

Total current assets	861.6	930.2

Property and equipment, net	364.4	368.6

Goodwill, net	896.2	880.2

Other intangibles, net	39.7	49.9

Investments in Cellular Partnerships	55.0	49.5

Deferred charges	304.3	228.0

Other assets	43.0	33.9

Total Assets	$2,564.2	$2,540.3

Liabilities and Shareholders’ Equity

Current Liabilities

Debt maturing within one year	$0.6	$83.9

Payables, deferred revenue and other current liabilities	426.3	512.0

Total current liabilities	426.9	595.9

Long-term debt	259.3	259.6

Deferred income tax liability	80.6	43.9

Accrued pension liability	84.7	105.0

Unrecognized tax benefits	81.4	—

Deferred revenue and other long-term liabilities	109.6	80.8

Total liabilities	1,042.5	1,085.2

Commitments and Contingencies

Shareholders’ Equity

Preferred shares—without par value, 5.0 authorized; none outstanding	—	—

Common shares—without par value, 500.0 authorized;

181.2 outstanding in 2007 and 179.6 in 2006	1,007.4	965.1

Treasury stock—53.0 shares in 2007 and 43.1 shares in 2006	(933.4)	(749.4)

Retained earnings	1,397.4	1,235.7

Accumulated other comprehensive income	50.3	3.7

Total shareholders’ equity	1,521.7	1,455.1

Total Liabilities and Shareholders’ Equity	$2,564.2	$2,540.3

The accompanying notes are an integral part of the financial statements.

Convergys Corporation 2007 Annual Report  47

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in Millions)	2007	2006	2005

Cash Flows From Operating Activities:

Net income	$169.5	$166.2	$122.6

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	129.9	142.7	147.3

Deferred income tax expense	46.6	0.1	53.5

Equity in earnings of Cellular Partnerships	(14.3)	(11.8)	(12.4)

Stock compensation expense	25.6	31.3	23.5

Decrease in amounts sold under receivables securitization, net	—	—	(100.0)

Changes in assets and liabilities, net of effects from acquisitions:

Change in receivables	(19.3)	(24.5)	27.5

Change in other current assets	(25.4)	8.5	(10.4)

Change in deferred charges, net	(47.5)	(62.5)	(4.2)

Change in other assets and liabilities	8.2	52.1	24.3

Change in payables and other current liabilities	(58.4)	63.3	(43.6)

Other, net	(5.0)	(12.0)	4.6

Net cash provided by operating activities	209.9	353.4	232.7

Cash Flows From Investing Activities:

Capital expenditures	(102.3)	(104.9)	(131.4)

Investments in Cellular Partnerships	—	—	(0.8)

Sales (purchases) of variable rate securities, net	20.5	(30.0)	—

Return of capital from Cellular Partnerships	8.8	5.8	4.3

Acquisitions, net of cash acquired	(2.8)	(6.8)	(15.9)

Proceeds from disposal of property and equipment	1.0	8.4	5.5

Net cash used in investing activities	(74.8)	(127.5)	(138.3)

Cash Flows From Financing Activities:

Repayments of commercial paper and other debt, net	(7.8)	(6.9)	(31.2)

(Repayments) borrowings under Canadian credit facility, net	(55.4)	(30.3)	85.7

(Repayments) borrowings under UK credit facility, net	(20.4)	(5.6)	26.0

Repayment of mortgage note	—	(45.9)	—

Excess tax benefits from share-based payment arrangements	7.6	6.2	—

Purchase of treasury shares	(181.3)	(126.5)	(44.9)

Issuance of common shares	6.6	23.0	7.6

Net cash (used in) provided by financing activities	(250.7)	(186.0)	43.2

Net increase (decrease) in cash and cash equivalents	(115.6)	39.9	137.6

Cash and cash equivalents at beginning of year	235.9	196.0	58.4

Cash and cash equivalents at end of year	$120.3	$235.9	$196.0

Supplemental Cash Flow Information:

Cash paid for interest	$17.5	$23.0	$21.2

Income taxes paid, net of refunds	$36.2	$34.5	$51.1

The accompanying notes are an integral part of the financial statements.

48  Convergys Corporation 2007 Annual Report

Consolidated Statements of Shareholders’ Equity

(Amounts in Millions)	Number Of Common Shares	Common Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2005	175.3	$873.6	$(573.3)	$946.9	$38.1	$1,285.3

Issuance of common shares	1.5	7.6				7.6

Income tax benefit from stock option exercises		1.9				1.9

Repurchase of common shares			(49.6)			(49.6)

Net income				122.6		122.6

Other comprehensive loss					(36.2)	(36.2)

Amortization of stock-based compensation		23.5				23.5

Balance at December 31, 2005	176.8	906.6	(622.9)	1,069.5	1.9	1,355.1

Issuance of common shares	2.8	23.0				23.0

Income tax benefit from stock option exercises		6.2				6.2

Repurchase of common shares			(126.5)			(126.5)

Net income				166.2		166.2

Other comprehensive income					4.4	4.4

Adoption of SFAS No. 158					(2.6)	(2.6)

Amortization of stock-based compensation		29.3				29.3

Balance at December 31, 2006	179.6	965.1	(749.4)	1,235.7	3.7	1,455.1

Adoption of FIN 48				(7.8)		(7.8)

Issuance of common shares	1.6	6.6				6.6

Excess tax benefits from share-based payment arrangements		7.6				7.6

Repurchase of common shares			(184.0)			(184.0)

Net income				169.5		169.5

Other comprehensive income					46.6	46.6

Amortization of stock-based compensation		28.1				28.1

Balance at December 31, 2007	181.2	$1,007.4	$(933.4)	$1,397.4	$50.3	$1,521.7

The accompanying notes are an integral part of the financial statements.

Convergys Corporation 2007 Annual Report  49

Notes to Consolidated Financial Statements

(Amounts in Millions Except Share and Per Share Amounts)

1. Background and Basis of Presentation

Convergys Corporation (the Company or Convergys) is a global leader in relationship management. The Company provides solutions that drive more value from the relationships its clients have with their customers and employees. Convergys turns these everyday interactions into a source of profit and strategic advantage for the Company’s clients. For 25 years, the Company’s unique combination of domain expertise, operational excellence and innovative technologies has delivered process improvement and actionable business insight to clients’ customers and employees that now span more than 70 countries and 35 languages. The Company reports three segments: (i) Customer Management, which provides outsourced customer care solutions as well as professional and consulting services to in-house customer care operations; (ii) Information Management, which provides convergent rating, charging and billing solutions for the global communications industry; and (iii) HR Management, which provides human resource business process outsourcing solutions and learning solutions. The Company’s business segments were renamed in 2007 to align with the Company’s rebranding efforts as a global relationship management company.

2. Accounting Policies

Consolidation  —  The consolidated financial statements include the accounts of the Company’s majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated upon consolidation.

Use of Estimates  —  Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. These estimates include project completion dates, time and cost required to complete projects for purposes of revenue recognition and future revenue, expense and cash flow estimates for purposes of impairment analysis and loss contract evaluation. Actual results could differ from those estimates.

Foreign Currency  —  Assets and liabilities of foreign operations are translated to U.S. dollars at yearend exchange rates. Revenues and expenses are translated at average exchange rates for the year. Translation adjustments are accumulated and reflected as adjustments to comprehensive income. Gains or losses resulting from foreign exchange transactions are recorded in the Consolidated Statements of Income and Comprehensive Income within other income/(expense), net.

Revenue Recognition  —  Revenues from Customer Management and HR Management, which accounted for 66% and 9%, respectively, of the Company’s 2007 consolidated revenues, consist of fees generated from outsourced services provided to the Company’s clients. Information Management, which accounted for 25% of 2007 consolidated revenues, generates its revenues from three primary sources: data processing, professional and consulting services and license and other services.

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

Over 90% of Customer Management’s revenues are derived from agent-related services. The Company typically

50  Convergys Corporation 2007 Annual Report

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

recognizes these revenues as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. In a limited number of engagements where the client pays a fixed fee, the Company recognizes revenues, based on the specific facts and circumstances of the engagement, using the proportional performance method or upon final completion of the engagement. Customer Management’s remaining revenues are derived from collection services and professional and consulting services. Revenues for collection-related services are recognized in the month collection payments are received based on a percentage of cash collected or other agreed upon contractual parameters. Revenues for professional and consulting services are recognized as the services are performed or upon final completion of the engagement based on the specific facts and circumstances of the engagement.

Data processing, which accounted for 33% of the 2007 Information Management revenues, consists of monthly fees for processing client transactions in Information Management’s data centers and, in some cases, the clients’ data centers, using Information Management’s proprietary software. Data processing revenues are recognized based on the number of invoices, subscribers or events that are processed by Information Management using contractual rates. In connection with any new data processing outsourcing arrangements, Information Management often must perform significant set-up activities or implementations, including the installation and customization of its proprietary software in its centers. Under these arrangements, a client does not take possession of the software nor has the right to take possession of the software without incurring a significant penalty. In accordance with EITF Issue 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” the implementations are not treated as separate elements. Accordingly, any proceeds collected for the implementations are deferred and recognized over the service period once Information Management begins to deliver the data processing services.

Professional and consulting revenues accounted for 36% of the 2007 Information Management revenues. These revenues consist of fees generated for installation, implementation, customization, training and managed services related either to the clients’ use of Information Management’s software in Information Management’s data centers or in their own processing environments. The professional and consulting fees are either invoiced monthly to the Company’s clients based on time and materials incurred at contractually agreed upon rates or, in some instances, the Company invoices for professional and consulting services based upon a fixed fee. Professional and consulting services provided in connection with license arrangements are evaluated to determine whether those services are essential to the client’s functionality of the software. When significant customization or modification of the software and the development of complex interfaces are required to meet the client’s functionality, those services are considered essential. Accordingly, the related professional and consulting revenue is recognized together with the license fee using the percentage-of-completion method. The Company calculates the percentage of work completed by comparing contract costs incurred to date to total estimated contract costs at completion. Payment for these services sometimes is dependent on milestones (e.g., commencement of work, completion of design plan, completion of configuration, completion of customization). These milestone payments normally do not influence the Company’s revenue recognition as the scheduled payments coincide with the period of time the Company completes the work. When the professional and consulting services provided in connection with license arrangements are not considered essential or when professional and consulting services are provided in connection with outsourcing arrangements, the revenues are recognized as the related services are delivered.

Convergys Corporation 2007 Annual Report  51

License and other revenues, which accounted for 31% of the 2007 Information Management revenues, consist of revenues generated from the sale of licenses to use Information Management’s proprietary software and related software support and maintenance fees. License arrangements are contracted as either perpetual or term licenses, depending on the software product. As noted above, when Information Management provides professional and consulting services that are considered essential to the software’s functionality, the license element is recognized together with the professional and consulting element using the percentage-of-completion method. In circumstances where the Company is providing professional and consulting services that are considered essential to the software’s functionality, and the Company is unable to determine the pattern in which Information Management’s professional and consulting services will be utilized, the license revenue is recognized on a straight-line basis over the implementation period. When Information Management is not required to provide services that are considered essential to the software’s functionality, the license element is recognized upon delivery of the software, assuming all other revenue recognition criteria have been met.

In connection with its license arrangements, Information Management typically is engaged to provide support and maintenance services. Revenues for support and maintenance services are recognized ratably over the term of the agreement. For these arrangements, Information Management allocates the contract value to the elements based on fair value of the individual elements. Fair value is determined using vendor specific objective evidence (VSOE), which represents the normal pricing for these elements when sold separately. For a very limited number of its arrangements, the Company has not had sufficient VSOE of fair value of its undelivered elements, principally related to support and maintenance. As a result, revenue for the entire arrangement, including license fees and related professional and consulting fees, has been deferred and recognized over the term of the support and maintenance period. There may be cases in which there is VSOE of fair value of the undelivered item but no such evidence for the delivered items. In these cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration less the aggregate VSOE of fair value of the undelivered elements.

HR Management’s arrangements typically span several years and entail delivery of multiple services (e.g., benefits administration, compensation, payroll administration, recruiting and learning) in different countries. These multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. EITF Issue 00-21 establishes the following criteria, all of which must be met, in order for a deliverable to qualify as a separate unit of accounting: (i) the delivered items have value to the client on a stand-alone basis, (ii) there is objective and reliable evidence of the fair value of the undelivered items, and (iii) if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company. If these criteria are met, each of the contractual services included in the contract is treated as a separate unit of accounting and revenue is recognized as services are performed based on the number of employees or participants served. If the above criteria are not met all of the services included are accounted for as a single unit of accounting. Revenue is then recognized either using a proportional performance method such as recognizing revenue based on transactional services delivered or on a straight-line basis once HR Management begins to deliver the final service.

Similar to Information Management’s data processing arrangements, HR Management’s arrangements normally involve significant implementation activities including the installation and configuration of software, migration of participant data and development of methods and procedures. To the extent the client pays directly for the implementations, the Company defers the proceeds and

52  Convergys Corporation 2007 Annual Report

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

recognizes it over the service period once HR Management begins to deliver the services. Revenues for services provided outside the scope of the implementation activities are recognized as services are performed or upon completion of the engagement based on specific facts and circumstances of the engagement.

The Company considers the criteria established by EITF Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” in determining whether revenue should be recognized on a gross versus a net basis. Factors considered in determining if gross or net basis recognition is appropriate include whether the Company is primarily responsible to the client for the services, has discretion on vendor selection, or bears credit risk. The Company provides certain services to clients using third party vendors. Typically, the costs incurred with third party vendors related to these services are passed through to the clients. In consideration of the above mentioned criteria, total payments the Company receives from clients related to these services are recorded as revenue and payments the Company makes to third party vendors are recorded as cost of providing services. During 2007, the Company recorded $25.3 to both revenues and cost of providing services related to services that were pass through in nature.

The Company sometimes earns supplemental revenues in each of the three segments depending on the satisfaction of certain service levels or achievement of certain performance measurement targets. The supplemental revenues are recognized only after required measurement targets are met.

Stock Compensation  —  Convergys provides stock-based awards to certain employees and Directors. In addition, in the past, the Company provided stock options to certain employees. Beginning January 1, 2006, the Company accounts for these awards pursuant to Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-Based Payment” using the modified prospective method. Under SFAS No. 123(R), the Company has elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow. Further, upon the adoption of SFAS No. 123(R) beginning January 1, 2006, the Company applies an estimated forfeiture rate to unvested awards when computing the stock compensation-related expenses. Previously, the Company recorded forfeitures as incurred. The Company estimated the forfeiture rate for unvested awards based on its historical experience during the preceding two calendar years. Prior to 2006, the Company accounted for these awards using the intrinsic value method pursuant to Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

If the Company had elected to recognize compensation cost for the issuance of options to Company employees based on the fair value at the grant dates, prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” net income and earnings per share would have been impacted as follows:

Year Ended December 31,
2005

Net income:

Net income, as reported	$122.6

Add: Stock-based employee compensation expense determined under the intrinsic method, net of related tax effects	14.8

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18.4)

Pro forma	$119.0

Basic earnings per share:

As reported	$0.88

Pro forma	$0.85

Diluted earnings per share:

As reported	$0.86

Pro forma	$0.83

Income Taxes  —  The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets

Convergys Corporation 2007 Annual Report  53

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

The Company also reviews its tax activities and records a liability for its uncertain tax positions in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense.

Other Comprehensive Income (Loss)  —  Components of other comprehensive income include currency translation adjustments, changes related to pension liabilities, net of tax, and unrealized gains (losses) on hedging activities, net of tax. Foreign currency translation adjustments generally are not adjusted for income taxes as they relate to indefinite investments in non-U.S. operations. Accumulated other comprehensive income also includes, net of tax, actuarial gains or losses, prior service costs or credits and transition assets and obligations that are not recognized as components of net periodic pension cost pursuant to FASB No. 87, “Employers’ Accounting for Pensions,” and FASB No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”

Concentration of Credit Risk  —  In the normal course of business, the Company is exposed to credit risk. The principal concentrations of credit risk are short-term investments, accounts receivable and derivative instruments. The Company regularly monitors credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in a loss. Historically, credit losses on accounts receivable have not been material because of the large concentration of revenues with a small number of large, established companies. The Company does not require collateral or other security to support accounts receivable. The Company evaluates the creditworthiness of its clients in conjunction with its revenue recognition processes, as discussed above, as well as through its ongoing collectability assessment processes for accounts receivable. The Company maintains an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific clients, historical trends and other information.

Cash Equivalents  —  Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Receivables  —  Trade receivables are comprised primarily of amounts owed to the Company through its billing and information services and software, customer management and HR management services and are presented net of an allowance for doubtful accounts of $7.6 and $12.0 at December 31, 2007 and 2006, respectively. Contracts with individual clients determine when receivables are due, generally within 30-60 days, and whether interest is accrued on late payments.

Property and Equipment  —  Property and equipment are stated at cost. Depreciation is based on the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over a 30-year life, software over a three-to five-year life and equipment generally over a three- to five-year life. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease.

54  Convergys Corporation 2007 Annual Report

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

Software Development Costs  —  Research and development expenditures are charged to expense as incurred. The development costs of software to be marketed are charged to expense until technological feasibility is established and capitalized thereafter, subject to assessment of realizability. Amortization of the capitalized amounts is computed using the greater of the sales ratio method or the straight-line method over a life of five years or less. The Company did not capitalize any software development costs during the periods reported.

Internal Use Software  —  The Company follows SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” that requires the capitalization of certain expenditures for software that is purchased or internally developed for use in the business. During 2007 and 2006, internally developed software amounts capitalized were $14.7 and $12.2, respectively. Amortization of internal use software begins when the software is ready for service and continues on the straight-line method generally over a three-year life.

Goodwill and Other Intangibles  —  As discussed more fully in Note 5, goodwill is tested at least annually for impairment. Other intangibles, primarily customer relationship assets, are amortized over a straight-line basis with lives ranging from three to twelve years and are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts.

Deferred Charges  —  As more fully described under the heading “Revenue Recognition,” the Company often performs, in connection with its outsourcing arrangements, certain set-up activities or implementations, including the installation and customization of its proprietary software in its centers. Additionally, with regard to arrangements where all of the services are accounted for as a single unit of accounting, the Company defers all revenue until it begins to deliver the final service. In connection with these arrangements, the Company capitalizes all direct and incremental multiple-element costs (by analogy to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (SFAS No. 91), to the extent recovery of these costs is probable. All implementation and set-up activity costs are amortized ratably over the life of the arrangements as costs of providing service. Deferred amounts are periodically evaluated for impairment or when circumstances indicate a possible inability to recover their carrying amounts. In the event these costs are not deemed recoverable, the costs are expensed as incurred. The Company evaluates probability of recovery by considering profits to be earned during the term of the related contract, the creditworthiness of the client and, if applicable, contract termination penalties payable by the client in the event that the client terminates the contract early.

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

During 2007, 2006 and 2005, the Company capitalized $129.5, $126.5 and $56.4 of client acquisition and implementation costs, respectively. The related amortization for these years was $53.2, $54.3 and $52.2, respectively.

Investments  —  Until June 2005, the Company owned 45% limited partnership interests in Cincinnati SMSA Limited Partnership and Cincinnati SMSA Tower Holdings LLC (the Cellular Partnerships). Cincinnati SMSA Limited Partnership, a provider of wireless communications in central and southwestern Ohio and northern Kentucky, conducts its operations as a part of AT&T. AT&T is the general partner as well as a limited partner with a combined partnership interest of approximately 66%. AT&T is the general partner and a limited partner of Cincinnati SMSA Tower Holdings LLC, an operator of cellular tower space, with a combined partnership interest of approximately 53%.

Convergys Corporation 2007 Annual Report  55

On June 27, 2005, AT&T, the general partner of Cincinnati SMSA Limited Partnership (the Partnership), merged certain operating assets acquired from AT&T Wireless into the Partnership. Although the Company had the option of contributing cash into the Partnership in order to maintain its 45% ownership in the Partnership, it did not exercise this option. Accordingly, as a result of the merger, the Company’s ownership interest in the Partnership decreased to 33.8%. The merger did not impact the Company’s carrying value of its investment in the Partnership. The Company’s 45% ownership interest in Cincinnati SMSA Tower Holdings LLC did not change.

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

Short-term deferred revenues are included within payables and other current liabilities and long-term deferred revenues are included within other long-term liabilities in the Company’s Consolidated Balance Sheets. The Company’s total deferred revenue and government grants amounted to $132.5 and $135.1 at December 31, 2007 and 2006, respectively. For 2007, $72.9 was short-term and $59.6 was long-term in nature. For 2006, $100.7 was short-term and $34.4 was long-term in nature.

Derivative Instruments  —  The Company’s risk management strategy includes the use of derivative instruments to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. The Company currently uses cash flow and fair value hedges. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. The Company generally enters into forward exchange contracts and options expiring within 48 months as hedges of anticipated cash flows denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. Additionally, the Company from time to time enters into interest rate swap agreements to effectively fix the interest rates of variable rate borrowings. In using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, the Company exposes itself to counterparty credit risk.

All derivatives, including foreign currency exchange contracts, are recognized in the balance sheet at fair

56  Convergys Corporation 2007 Annual Report

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. On the date the derivative contract is entered into, the Company determines whether the derivative contract should be designated as a hedge. For derivatives that are designated as hedges, the Company further designates the hedge as either a fair value or cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as fair value hedges are recorded in the consolidated statement of income along with the loss or gain on the hedged asset or liability. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in other comprehensive income, until the underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction in the consolidated statement of income. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. At December 31, 2007 and 2006, all hedges were determined to be effective.

The Company also periodically enters into forward exchange contracts and options that are not designated as hedges. The purpose of the majority of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables and payables that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. The Company records changes in the fair value of these derivative instruments in the Consolidated Statements of Income and Comprehensive Income within other income (expense), net.

Fair Value of Financial Instruments  —  Fair values of cash equivalents, short-term investments and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. Long-term debt carried on the Company’s Consolidated Balance Sheets at December 31, 2007 and 2006 has a carrying value that approximates its estimated fair value. The fair value of the Company’s $250 unsecured senior notes that are due in December 2009 (see Note 7 for further explanation) was approximately $249. The fair value is based on discounting future cash flows using current interest rates adjusted for risk. The fair value of short-term debt approximates its recorded value because of its short-term nature.

New Accounting Pronouncements  —  On January 1, 2007, the Company adopted the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 creates a single model to address uncertainty in income tax positions. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and excludes income taxes from Statement of Financial Accounting Standard (SFAS) No. 5, “Accounting for Contingencies.” FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.” This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. As a result of the adoption of FIN 48, the Company recognized a $7.8 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the retained earnings balance as of January 1, 2007. Additionally, adoption of

Convergys Corporation 2007 Annual Report  57

FIN 48 caused balance sheet reclassifications from deferred tax and accrued tax accounts to a FIN 48 liability for unrecognized tax benefits. See Note 6 of Notes to Consolidated Financial Statements for further discussion related to the adoption of this Standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In November 2007, the FASB agreed to defer the effective date of SFAS No. 157 for non-financial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. The Company will adopt this Standard beginning January 1, 2008 for financial assets and liabilities. Adoption of this Standard at January 1, 2008 will not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial and certain non-financial assets and liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. This Statement is effective as of the first fiscal year that begins after November 15, 2007. The adoption of this Standard will not have a material impact on the Company’s financial statements.

In April 2007, the FASB issued EITF 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” This Standard requires an employer to recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” if, in substance, a postretirement benefit plan exists. The adoption of EITF 06-04 is effective for fiscal years beginning after December 15, 2007 and the provision will be applied through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. Adoption of this Standard will not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill and any non controlling interest in the acquiree. The Statement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to business combinations completed on or after that date. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until December 31, 2008. Adoption of SFAS No. 141R will have an impact on the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the terms and size of the acquisitions consummated after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. In addition, this statement requires the amount of net

58  Convergys Corporation 2007 Annual Report

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

income attributable to the noncontrolling interest to be included on the face of the consolidated income statement. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of the adoption of this Standard on its financial statements.

3. Common and Preferred Shares

The Company’s Board of Directors has authorized the repurchase of up to 50 million common shares as of December 31, 2007. Through December 31, 2007, the Company repurchased 35.3 million shares for total costs of $582.3 pursuant to these authorizations.

Below is a summary of the Company’s share repurchases for the years ended December 31, 2007, 2006 and 2005:

2007	9.9 million	$184.0

2006	6.1 million	$126.5

2005	3.7 million	$49.6

At December 31, 2007, the Company has the authorization to repurchase of up to 14.7 million additional common shares pursuant to these authorizations.

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

Preferred Shares

The Company is authorized to issue up to 5 million preferred shares, of which 4 million would have voting rights. At December 31, 2007 and 2006, there were no preferred shares outstanding.

4. Restructuring and Impairment

2007

During the third quarter of 2007, the Company recorded a restructuring charge of $3.4 at Information Management related to a facility closure in the United Kingdom. This action was a result of the facility consolidation in the United Kingdom that started during the fourth quarter of 2006 as discussed in more detail below. The $3.4 accrual is equal to the future costs associated with the abandoned facility, net of the proceeds from any probable future sublease agreements. The Company used estimates, based on consultation with its real estate advisors, to arrive at the proceeds from any future sublease agreements. The Company will continue to evaluate such estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to this facility closure in the future. At December 31, 2007, this restructuring reserve had an outstanding balance of $2.6, which will be paid over several years until the lease expires.

2006

The Company initiated a restructuring plan in the fourth quarter of 2006. The plan was initiated to rationalize facility costs, further streamline the Company’s operations in order to align resources to support growth, and to shift the geographic mix of some of the Company’s resources. The plan resulted in a net restructuring charge of $12.5 and included $24.1 of severance costs, $0.5 of facility closure costs and reversal of $12.1 in facility abandonment costs. Restructuring actions were taken in each business segment, of which $6.5 related to Customer Management, $0.8 related to Information Management, $2.1 related to HR Management and $3.1 related to Corporate.

The $24.1 severance charge is being paid pursuant to the Company’s existing severance policy and employment agreements and includes cash-related payments of $21.3 and a non-cash charge of $2.8 related to acceleration of equity-based awards. These actions, which affected approximately 700 professional employees, were completed in 2007. The $0.5 of facility closure costs relate

Convergys Corporation 2007 Annual Report  59

to an additional accrual, resulting from changes in the sublease estimates, for a property that was abandoned in 2005. The Company’s 2002 restructuring charges included facility abandonment costs related to certain U.K. locations. In the fourth quarter of 2006, the Company made a decision to consolidate its current operations in the U.K. and move into one of the facilities that was originally abandoned in 2002. This resulted in the reversal of $12.1 at December 31, 2006. Completion of the facility consolidation at this location resulted in the recording of additional reserves in the third quarter of 2007, as discussed above.

Below is the summary of the 2006 net restructuring charge of $12.5 ($8.5 after tax) by segment:

	Customer Management	Information Management	HR Management	Corp.	Total

Severance costs	$6.5	$12.9	$1.6	$3.1	$24.1

Facility related costs/ (reversal)	—	(12.1)	0.5	—	(11.6)

Net restructuring	$6.5	$0.8	$2.1	$3.1	$12.5

Restructuring liability activity for the fourth quarter 2006 plan consisted of the following:

	2007	2006

Balance at January 1	$20.5	—

Restructuring charge	—	$24.6

Lease termination payments	(0.5)	—

Severance costs	(16.9)	(4.1)

Balance at December 31	$3.1	$20.5

The remaining accrual of $3.1 at December 31, 2007 mostly reflects the timing of payments to employees who are no longer with the Company and will be fully paid during the first quarter of 2008.

2002

In connection with a restructuring plan initiated in 2002, the Company made headcount reductions affecting professional and administrative employees worldwide and closed certain Customer Management and Information Management facilities.

Restructuring liability activity for the 2002 plan consisted of the following:

	2007	2006

Balance at January 1	$3.0	$16.0

Reversal	—	(12.1)

Lease termination payments	(3.1)	(2.4)

Other	0.1	1.5

Balance at December 31	$—	$3.0

5. Goodwill and Other Intangible Assets

The Company is required to test goodwill for impairment annually and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the second step requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Fair value of the reporting unit was determined using a combination of the market approach and the income approach. Under the market approach, fair value is based on actual stock price or transaction prices of comparable companies. Under the income approach, value is dependent on the present value of net cash flows to be derived from the ownership. Based on the results of its first-step impairment tests performed during the three years ended December 31, 2007, the Company had no goodwill impairment related to its four reporting units: Information Management International, Information Management North America, Customer Management and Human Resources Management. The Company believes it makes every reasonable effort to ensure that it accurately estimates the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss.

60  Convergys Corporation 2007 Annual Report

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

Goodwill increased to $896.2 at December 31, 2007 from $880.2 at December 31, 2006. Below is a progression of goodwill for the Company’s segments for 2007 and 2006.

	Customer Management	Information Management	HR Management	Total

Balance at January 1, 2006	$559.6	$182.4	$128.6	$870.6

Earn-out payments	6.8	—	—	6.8

Other	(0.1)	1.9	1.0	2.8

Balance at December 31, 2006	566.3	184.3	129.6	880.2

Acquisitions	—	2.8	—	2.8

Other	12.2	0.7	0.3	13.2

Balance at December 31, 2007	$578.5	$187.8	$129.9	$896.2

The earn-out payment of $6.8 in 2006 at Customer Management related to the Encore acquisition completed during 2004. The other changes to goodwill in 2007 and 2006 principally reflect foreign currency translation adjustments.

The Company’s other intangible assets, primarily acquired through business combinations, are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts. Evaluation of intangible assets in 2007 resulted in recording an impairment charge of $5.9 related to certain acquired intangible assets. As of December 31, 2007 and 2006, the Company’s other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net

2007:

Software (classified with Property, Plant & Equipment)	$37.9	$(36.8)	$1.1

Customer relationships and other intangibles	141.4	(101.7)	39.7

Total	$179.3	$(138.5)	$40.8

2006:

Software (classified with Property, Plant & Equipment)	$44.3	$(39.0)	$5.3

Customer relationships and other intangibles	141.1	(91.2)	49.9

Total	$185.4	$(130.2)	$55.2

The intangible assets are being amortized using the following amortizable lives: five years for software and three to twelve years for customer relationships and other. The remaining weighted average amortization period for intangible assets is seven years (two years for software and seven years for customer relationships and other).

Intangible amortization expense for the year ended December 31, 2007 was $14.5 and includes $5.9 of impairment charges discussed above. Estimated intangible amortization expense for the five subsequent fiscal years is as follows:

For the year ended 12/31/08	$7

For the year ended 12/31/09	$7

For the year ended 12/31/10	$6

For the year ended 12/31/11	$6

For the year ended 12/31/12	$5

Thereafter	$9

6. Income Taxes

The Company’s provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2007	2006	2005

Current:

United States federal	$3.8	$55.9	$19.5

Foreign	22.9	16.1	17.3

State and local	2.8	6.3	0.5

Total current	29.5	78.3	37.3

Deferred:

United States federal	47.6	4.3	45.4

Foreign	(5.4)	(0.2)	(0.2)

State and local	4.4	(4.0)	8.3

Total deferred	46.6	0.1	53.5

Total	$76.1	$78.4	$90.8

The Company’s combined pre-tax earnings from foreign subsidiaries or branches were $93.1, $81.0 and $37.9 during 2007, 2006 and 2005, respectively.

Convergys Corporation 2007 Annual Report  61

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each year:

	Year Ended December 31,
	2007	2006	2005

U.S. federal statutory rate	35.0%	35.0%	35.0%

Permanent differences	0.1	0.5	0.9

State and local income taxes, net of federal income tax benefit	2.2	1.6	1.6

Foreign taxes	(5.1)	(2.7)	(1.2)

Foreign valuation allowances	0.4	(3.5)	0.5

Cash repatriations	—	—	5.3

Other	(1.6)	1.1	0.5

Effective rate	31.0%	32.0%	42.6%

The Company’s foreign taxes for 2007, 2006 and 2005 included $11.8 (4.8%), $7.4 (3.0%) and $4.9 (2.3%), respectively, of benefit derived from tax holidays in the Philippines and India. The diluted earnings per share impact of these items for 2007, 2006 and 2005 were $0.09, $0.05 and $0.03, respectively. The Company’s foreign taxes for 2007, 2006 and 2005 include $11.0, $7.2 and $3.8, respectively, related to a tax holiday in India scheduled to expire March 2009. The tax holidays in the Philippines are scheduled to expire between August 2008 and December 2012. The Company has applied for one- or two-year extensions of the Philippine tax holidays in accordance with local law.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. During the fourth quarter of 2005, the Company repatriated approximately $187 from its controlled foreign corporations. As part of the repatriation, the Company triggered $24.3 of capital gains which were entirely offset by utilizing $24.3 of its $27.6 federal capital loss carryforward, for which a full valuation allowance previously had been recorded, the remaining $3.3 carryforward expired unutilized. Overall, the repatriations resulted in additional income tax expense of $11.4 (5.3%) or $0.08 per diluted share in 2005.

The components of deferred tax assets and liabilities are as follows:

	At December 31,
	2007	2006

Deferred tax asset:

Loss & credit carryforwards	$89.8	$109.8

Pension and employee benefits	53.5	55.9

Restructuring charges	2.0	8.3

Deferred revenue	38.1	28.1

Other comprehensive income	—	12.9

Other	—	0.8

Valuation allowance	(56.0)	(73.6)

Total deferred tax asset	127.4	142.2

Deferred tax liability:

Depreciation and amortization	74.3	59.5

Deferred implementation costs	91.2	72.7

Other comprehensive income	5.4	—

Other	1.3	—

Total deferred tax liability	172.2	132.2

Net deferred tax (liability)/asset	$(44.8)	$10.0

As of December 31, 2007 and 2006, $32.1 and $35.8, respectively, of the valuation allowance relates to the Company’s foreign operations. During 2007, the operating results of the foreign entity that accounts for $22.1 of this valuation allowance continued to improve. In the event the Company later concludes that there is sufficient positive evidence that it is more likely than not that the related deferred tax assets will be realized, the valuation allowance will be reversed in full or in part. Of the $22.1, $15.2 will be credited to additional paid in capital when the related tax benefits are realized.

As of December 31, 2007, $12.3 of the valuation allowance relates to operating loss carryforwards acquired in connection with the business combinations made during 2004. Realization of these operating loss carryforwards will be recorded as a reduction of goodwill.

62  Convergys Corporation 2007 Annual Report

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

At December 31, 2007, the Company had the following operating loss carryforwards:

Category	Amount	Expiration

Federal	$96.2	Begin to expire in 2010 and can be utilized through 2023.

State & Local	$342.1	$65.6 has no expiration date. Remainder begins to expire in 2008 and can be utilized through 2026.

Foreign	$102.3	$86.0 has no expiration date. Remainder begins to expire in 2009 and can be utilized through 2022.

The $96.2 of federal operating loss carryforwards and $113.9 of the state loss carryforwards were acquired in connection with business combinations. Utilization of the acquired federal and state tax loss carrryforwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986. In addition at December 31, 2007, the Company had $11.1 in state tax credits that expire from 2008 to 2010.

The Company has not provided for U.S. federal income taxes or foreign withholding taxes on $134.1 of undistributed earnings of its foreign subsidiaries at December 31, 2007, because such earnings are intended to be reinvested indefinitely. It is not practicable to determine the amount of applicable taxes that would be due if such were distributed.

As discussed in Note 2 of Notes to Consolidated Financial Statements, on January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the adoption of FIN 48, the Company recognized a $7.8 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the retained earnings balance as of January 1, 2007. Additionally, adoption of FIN 48 caused balance sheet reclassifications from deferred tax and accrued tax accounts to a FIN 48 liability for unrecognized tax benefits. The FIN 48 tax liability for unrecognized tax benefits of $88.8 as of January 1, 2007 included an accrual for interest and penalties of $17.6. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the tax reserve. The total amount of net unrecognized tax benefits that would affect income tax expense, if ever recognized in the financial statements, is $62.4. This amount includes net interest and penalties of $12.9.

As of December 31, 2007, the liability for unrecognized tax benefits was $82.9 of which $1.5 is recorded within other current liabilities and $81.4 is recorded as a long-term liability in the accompanying Consolidated Financial Statements.

A reconciliation of the beginning and ending total amounts of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

Balance, January 1, 2007	$71.2

Additions based on tax positions related to the current year	0.9

Additions for tax positions of prior years	6.5

Reductions for tax positions of prior years	(18.2)

Balance, December 31, 2007	$60.4

The Company is currently attempting to resolve income tax audits relating to prior years in various jurisdictions. The Company has received assessments from these jurisdictions including transfer pricing, research credits, accounting methods, deductibility of expenses and apportionment of income. The Company believes that it is appropriately reserved with regard to these assessments as of December 31, 2007. Furthermore, the Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease between $25.0 to $35.0 prior to December 31, 2008, based upon resolution of audits; however, actual developments in this area could differ from those currently expected.

The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. During the year ended December 31, 2007, the Company recognized approximately $6.4 in interest and penalties. Included in the December 31, 2007 balance are accruals for interest and penalties of $22.5. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated the tax reserve.

Convergys Corporation 2007 Annual Report  63

The total amount of net unrecognized tax benefits that would affect income tax expense, if ever recognized in the financial statements is $68.4. This amount includes net interest and penalties of $16.8.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to examinations by tax authorities for years before 2002.

7. Debt

Debt consists of the following:

	At December 31,
	2007	2006

Senior notes	$249.4	$249.0

Canadian credit facility	—	55.4

UK credit facility	—	20.4

Other	10.5	18.7

Total debt	259.9	343.5

Less current maturities	0.6	83.9

Long-term debt	$259.3	$259.6

Weighted average effective interest rates:

Senior notes	5.0%	5.0%

Canadian credit facility	5.0%	4.9%

UK credit facility	6.4%	5.6%

Other	5.0%	5.1%

The Company’s debt is considered investment grade by the rating agencies. At December 31, 2007, the Company’s borrowing facilities included a $400 Million Five-Year Competitive Advance and Revolving Credit Facility. As of December 31, 2007, the Company had no amounts borrowed under this facility. The commitment fee on this facility at December 31, 2007 was 0.1%. The maturity date of the Credit Facility Agreement is October 20, 2011, provided, however, that upon satisfaction of certain conditions contained in the Credit Facility Agreement, the Company may extend the maturity date by one year. The participating agents in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank and Deutsche Bank AG. The Company’s credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios. The Company’s interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. The Company’s debt-to-EBITDA ratio cannot be greater than 3.25 to 1.0 at any time. The Company was in compliance with all covenants during 2007.

In December 2004, the Company issued $250.0 in 4.875% unsecured senior notes due December 15, 2009. The notes were offered and sold pursuant to the universal shelf registration statement, previously declared effective in June 2003. Under the registration statement, the Company has the ability to offer up to $250.0 in additional debt securities, common shares, preferred shares and/or warrants to purchase such securities. In connection with the issuance of this 4.875% unsecured senior notes, the Company entered into an interest rate swap agreement with a notional value of $250.0, which was designated as a hedge. The purpose of the swap was to protect the notes against changes in fair value due to changes in interest rates. Under the terms of the interest rate swap, the Company received interest at a fixed rate of 4.875% and paid interest at a variable rate based on LIBOR. Based on market conditions, the Company terminated this swap agreement on June 1, 2005. In connection with the settlement of the derivative instrument, the Company paid the counterparty $1.7, the fair value of the swap on June 1, 2005. The $1.7 paid on the termination has been treated as a debt discount and, hence, is being amortized as interest expense over the term of the notes. The senior notes had an outstanding balance of $249.4 and $249.0 at December 31, 2007 and 2006, respectively.

In November 2005, one of the Company’s Canadian subsidiaries entered into a senior unsecured revolving credit facility of 100.0 Canadian dollars with The Bank of Nova Scotia. The proceeds were used to repatriate funds

64  Convergys Corporation 2007 Annual Report

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

from the foreign subsidiary. The credit facility was paid in full during December 2007. As of December 31, 2006, the Company had borrowings under this facility of $55.4. This credit facility also included certain restrictive covenants. Our interest coverage ratio could not be less than 4.00 to 1.00 for four consecutive quarters. Our debt-to-capitalization ratio could not be greater than 0.6 to 1.0 at any time. We were in compliance with all covenants throughout 2007 and 2006.

In December 2005, one of the Company’s United Kingdom subsidiaries entered into a credit overdraft facility of 15.0 British pounds with Wachovia Bank. The Company repaid this facility in full during 2007. There was $20.4 outstanding under this facility as of December 31, 2006. The proceeds from this facility were used to fund the Company’s international operations.

Other debt of $10.5 and $18.7 at December 31, 2007 and 2006, respectively, consisted of capital leases and miscellaneous domestic and international borrowings.

At December 31, 2007, future minimum payments of the Company’s debt arrangements are as follows:

2008	$0.6

2009	249.5

2010	—

2011	3.8

2012	—

Thereafter	6.0

Total	$259.9

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

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. This Standard required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The negative adjustment to accumulated other comprehensive income of $4.0 ($2.6, net of tax) at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, all of which were previously netted against the plans funded status in the Company’s statement of financial position pursuant to the provisions of SFAS No. 87. These amounts are subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts.

Convergys Corporation 2007 Annual Report  65

Components of pension cost and other amounts recognized in other comprehensive income for the cash balance plan are as follows:

	Year Ended December 31,
	2007	2006	2005

Service cost (benefits earned during the period)	$17.9	$21.9	$21.9

Interest cost on projected benefit obligation	11.7	10.6	10.3

Expected return on plan assets	(14.6)	(14.7)	(16.0)

Amortization and deferrals—net	2.5	1.7	0.5

Total pension cost	$17.5	$19.5	$16.7

Other comprehensive (income) loss	$(0.3)	$(10.1)	$41.2

Beginning January 1, 2007, the cash balance plan was amended to reduce the amount of pension credit earned on covered compensation. The decline in service costs in 2007 compared to 2006 and 2005 reflects this amendment. In 2008, a decision was made to amend the Company’s cash balance plan to cease future benefit accruals and to close participation effective March 31, 2008. After March 31, 2008, participants will not earn future accruals or credits to their cash balance account with respect to compensation earned after March 31, 2008, but will continue to be credited with interest to their cash balance account after March 31, 2008.

The reconciliation of the cash balance plan’s projected benefit obligation and the fair value of plan assets for the years ended December 31, 2007 and December 31, 2006 are as follows:

	At December 31,
	2007	2006

Change in benefit obligation:

Benefit obligation at beginning of year	$214.7	$202.3

Service cost	17.9	21.9

Interest cost	11.7	10.6

Change in plan provisions	—	2.2

Actuarial (gain) loss	(1.1)	—

Benefits paid	(27.6)	(22.3)

Benefit obligation at end of year	$215.6	$214.7

	At December 31,
	2007	2006

Change in plan assets:

Fair value of plan assets at beginning of year	$182.0	$166.9

Actual return on plan assets	9.8	23.6

Employer contribution	19.5	13.8

Benefits paid	(27.6)	(22.3)

Other	1.4	—

Fair value of plan assets at end of year	$185.1	$182.0

Funded status	$(30.5)	$(32.7)

Amounts recognized in the Consolidated Balance Sheets consisted of:

Non-current liability	$30.5	$32.7

Accumulated other comprehensive loss	35.8	36.1

Included in accumulated other comprehensive income at December 31, 2007 are unrecognized prior service costs of $4.2 ($2.7, net of tax) and unrecognized actuarial losses of $31.6 ($20.6, net of tax). Included in accumulated other comprehensive income at December 31, 2006 are unrecognized prior service costs of $5.0 ($3.3, net of tax) and unrecognized actuarial losses of $31.1 ($20.2, net of tax). The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2008 is $0.2 and $1.5, respectively. The accumulated benefit obligation for the cash balance plan was $215.6 and $214.7 at December 31, 2007 and 2006, respectively.

Estimated future benefit payments from the cash balance plan for the following five years are as follows:

2008	$17.4

2009	16.0

2010	14.5

2011	13.9

2012	13.6

2013-2017	65.9

Total	$141.3

66  Convergys Corporation 2007 Annual Report

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

In October 2006, the Company approved an amendment to the supplemental, unfunded plan for senior executives reducing the benefit provided under that plan. Components of pension cost and other amounts recognized in other comprehensive income for the unfunded executive pension plans are as follows:

	Year Ended December 31,
	2007	2006	2005

Service cost (benefits earned during the period)	$3.6	$4.0	$4.5

Interest cost on projected benefit obligation	4.4	4.3	4.7

Settlement	0.7	—	0.9

Amortization and deferrals—net	1.1	1.2	1.5

Pension cost	$9.8	$9.5	$11.6

Other comprehensive loss (income)	$(6.2)	$8.4	$2.1

The reconciliation of the unfunded executive pension plans’ projected benefit obligation for the years ended December 31, 2007 and December 31, 2006 are as follows:

	At December 31,
	2007	2006

Change in benefit obligation:

Benefit obligation at beginning of year	$85.9	$94.0

Service cost	3.6	4.0

Interest cost	4.4	4.3

Change in plan provisions	(2.3)	(0.7)

Actuarial gain	(1.6)	(3.3)

Settlement/curtailment charge	(5.5)	—

Benefits paid	(9.4)	(12.4)

Benefit obligation at end of year	$75.1	$85.9

Funded status	$(75.1)	$(85.9)

Amounts recognized in the Consolidated Balance Sheets consist of:

Current liability	$21.2	$13.6

Non-current liability	53.9	72.3

Accumulated other comprehensive loss	14.2	20.4

Included in accumulated other comprehensive income at December 31, 2007 is the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of ($0.4) (($0.3), net of tax) and unrecognized actuarial losses of $14.6 ($9.5, net of tax). Included in accumulated other comprehensive income at December 31, 2006 is the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1.7 ($1.1, net of tax) and unrecognized actuarial losses $18.7 ($12.1, net of tax). The accumulated benefit obligation for the unfunded executive pension plans were $71.8 and $80.6 at December 31, 2007 and 2006, respectively. The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2008 is ($0.1) and $0.5, respectively.

Estimated future benefit payments from the unfunded executive plans for the following five years are as follows:

2008	$21.2

2009	7.0

2010	6.1

2011	6.4

2012	5.3

2013-2017	22.2

Total	$68.2

The following rates were used in determining the benefit obligations at December 31:

	At December 31,
	2007	2006

Discount rate—projected benefit obligation	6.25%	5.75%

Future compensation growth rate	4.00-5.00%	4.00-5.00%

Expected long-term rate of return on plan assets	8.50%	8.50%

Convergys Corporation 2007 Annual Report  67

The following rates were used in determining the pension cost for all years ended December 31:

	Year Ended December 31,
	2007	2006	2005

Discount rate—projected benefit obligation	5.75%	5.25-5.50%	5.25-5.75%

Future compensation growth rate	4.00-5.00%	4.00-5.00%	4.00-4.75%

Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%

As of December 31, 2007 and 2006, plan assets for the cash balance plan consisted of approximately 70% of equity securities and 30% of fixed income instruments, respectively, which is consistent with the Company’s targeted allocation. Plan assets for the cash balance plan included $6.8 and $9.8 of Company common shares at December 31, 2007 and 2006. The investment objectives for the plan assets are to generate returns that will enable the plan to meets its future obligations. The Company’s expected long-term rate of return was determined based on the asset mix of the plan, past performance and other factors. The Company contributed $19.5 and $13.8 in 2007 and 2006, respectively, to fund its cash balance plan in order to satisfy its ERISA funding requirements. The Company expects to make $13.5 in contributions in 2008 to fund its cash balance plan and $13.5 in payments related to its executive pension plans. No plan assets are expected to be returned to the Company during 2008.

Savings Plans

The Company sponsors a defined contribution plan covering substantially all U.S. employees. The Company’s contributions to the plan are based on matching a portion of the employee contributions. Total Company contributions to the defined contribution plan were $14.3, $14.1 and $13.9 for 2007, 2006 and 2005, respectively. Plan assets for these plans included 3.0 million ($48.8) and 3.6 million ($85.2) of Company common shares at December 31, 2007 and 2006, respectively.

Employee Postretirement Benefits Other Than Pensions

The Company sponsors postretirement health and life insurance plans for certain eligible employees. The Company funds life insurance benefits of certain retirees through a Voluntary Employee Benefit Association (VEBA) trust. Contributions to the VEBA are subject to IRS limitations developed using the aggregate cost method. At December 31, 2006, the Company eliminated the postretirement life insurance plan benefits for non-retirement eligible employees. The Company’s postretirement benefit cost was $0.2, $3.4 and $3.2 for 2007, 2006 and 2005, respectively. The accrued benefit costs pertaining to these benefits of $20.5 and $15.8 at December 31, 2007 and 2006, respectively, are classified with other long-term liabilities. The amount included within accumulated other comprehensive income related to these benefits were $3.3 and $7.3 at December 31, 2007 and 2006, respectively.

9. Stock-Based Compensation Plans

At December 31, 2007, the Company had authorized 38 million common shares for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan (Convergys LTIP), as amended on February 24, 2004. The Convergys LTIP provides for the issuance of stock-based awards to certain employees and Directors. From time to time, the Company grants restricted stock awards that generally vest over terms of three to five years, pursuant to the plan. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares (other than the right to transfer the shares). Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The Company also granted stock options with exercise prices that are no less than market value of the stock at the grant date and have a ten-year term and vesting terms of three to four years. Since early 2004, the Company has not issued any stock options to employees or Directors. Instead, the Company began granting certain employees and Directors restricted stock units. Unlike the restricted stock awards discussed above, the restricted stock units do not possess dividend or voting rights. The restricted

68  Convergys Corporation 2007 Annual Report

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

stock units consist of both time-related and performance-related units. The restrictions for the time-related restricted stock units lapse three years after the grant date. The performance-related units vest upon the Company’s satisfaction of certain financial performance conditions (relative shareholder return versus the S&P 500 return). Performance-related units that have not vested by the end of three years from the grant date (i.e., the performance conditions for vesting of those units have not been met within that period) are forfeited.

The following table shows certain information as of December 31, 2007, with respect to compensation plans under which our common shares are authorized for issuance:

	No. of Common Shares to be Issued Upon Exercise	Weighted Average Exercise Price	Common Shares Available for Future Issuance

Equity compensation plans approved by shareholders [1]

Stock options	10,940,719	$29.55	7,029,531

Restricted stock	75,000	N/A	[1	]

Restricted stock units	3,443,153	N/A	[1	]

Equity compensation plans not approved by shareholders	—	—	—

Total	14,458,872	$29.55	7,029,531

[1]	The Company had authorized 38 million common shares for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan.

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

The Company’s operating results reflect long-term incentive plan expense of $24.5, $36.1 and $23.5 for the years ended December 31, 2007, 2006 and 2005, respectively. Long-term incentive plan expenses both incentive plan expense that is paid in cash based on relative shareholder return as well as stock-based compensation expense. The Company’s operating results reflect stock-based compensation expenses of $25.6, $31.3 and

Convergys Corporation 2007 Annual Report  69

$23.5 for the years ended December 31, 2007, 2006 and 2005, respectively.

Stock Options

Presented below is a summary of Company stock option activity:

Shares (in Thousands)	Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2005	19,467	$25.10

Options exercised in 2005	(1,159)	8.97

Options forfeited in 2005	(1,424)	28.74

Options outstanding at December 31, 2005	16,884	$25.91

Options exercisable at December 31, 2005	15,349	$27.31

Options exercised in 2006	(3,490)	$14.50

Options forfeited in 2006	(566)	33.19

Options outstanding and exercisable at December 31, 2006	12,828	$28.69

Options exercised in 2007	(1,112)	$14.73

Options forfeited in 2007	(775)	35.95

Options outstanding and exercisable at December 31, 2007	10,941	$29.55

The weighted average remaining contractual term for both the outstanding and exercisable options at December 31, 2007 was approximately 2.8 years. The weighted average grant date fair value per share for the outstanding and exercisable options at December 31, 2007 was $12.39.

The following table summarizes the status of the Company stock options outstanding and exercisable at December 31, 2007:

Shares in Thousands		Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$11.55 to $11.55	1,197	4.7	$11.55

$12.01 to $17.44	1,245	2.3	14.89

$17.62 to $21.81	287	1.5	19.21

$22.22 to $22.22	1,204	1.0	22.22

$24.75 to $29.32	185	3.6	27.68

$29.53 to $29.53	1,787	1.9	29.53

$29.77 to $36.49	187	3.1	33.67

$36.67 to $36.67	2,170	3.9	36.67

$37.13 to $43.50	453	2.5	38.99

$43.63 to $52.53	2,226	2.9	43.71

Total	10,941	2.8	$29.55

Restricted Stock Awards and Restricted Stock Units

During 2007, 2006 and 2005, the Company granted 1.5 million, 1.8 million and 2.0 million of restricted stock and restricted stock units, respectively. The weighted average fair values of these grants were $24.08, $18.10 and $13.97, respectively. Included in the total grants were 0.4 million, 0.6 million and 0.6 million of performance-related restricted stock units for 2007, 2006 and 2005.

As a part of our adoption of SFAS No. 123(R), the Company used a Monte Carlo simulation model to estimate the fair value for performance-based restricted stock units issued during 2007 and 2006. The assumptions used in the Monte Carlo simulation model for performance-based restricted stock units granted during 2007 are noted in the table below. Expected volatilities are based on historical volatility and daily returns for the three-year period

70  Convergys Corporation 2007 Annual Report

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

ended January 1, 2007 of the Company’s stock and the S&P 500 companies. The total stock return for the Company over the performance period is based on comparing Convergys’ average closing price from the fourth quarter of 2006 with the average closing price for the fourth quarter of 2009. The total stock return of the S&P 500 companies is computed by comparing the closing price of the S&P 500 companies on December 29, 2006 with the closing price at the end of December 2009. The risk-free interest rate for the expected term of the award granted is based on the U.S. Treasury yield curve in effect at the time of grant.

December 31, 2007

Expected volatility	27.5%

Expected term (in years)	3.0

Risk-free interest rate	4.6%

The total compensation cost related to non-vested restricted stock and restricted stock units not yet recognized as of December 31, 2007 was approximately $24.1, which is expected to be recognized over a weighted average of 1.3 years. Changes to non-vested restricted stock and restricted stock units for the years ended December 31, 2007 and December 31, 2006 were as follows:

Amounts in millions	Number of Shares	Weighted Average Fair Value at Date Of Grant

Non-vested at December 31, 2005	3.9	$14.72

Granted	1.8	18.10

Vested	(1.0)	(22.29)

Forfeited	(0.3)	(15.94)

Non-vested at December 31, 2006	4.4	15.76

Granted	1.5	24.08

Vested	(2.1)	(13.36)

Forfeited	(0.3)	(18.84)

Non-vested at December 31, 2007	3.5	$20.35

10. Commitments and Contingencies

Commitments

The Company leases certain facilities and equipment used in its operations under operating leases. Total rent expense was $86.4, $86.2 and $98.9 in 2007, 2006 and 2005, respectively.

At December 31, 2007, the total minimum rental commitments under non-cancelable operating leases are as follows:

2008	$53.4

2009	41.4

2010	30.2

2011	20.1

2012	14.2

Thereafter	36.8

Total	$196.1

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

Convergys Corporation 2007 Annual Report  71

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

At December 31, 2007, the Company had outstanding letters of credit of approximately $42 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material.

The Company also has purchase commitments with three telecommunications providers of $28.4 and $18.3 in 2008 and 2009, respectively.

Contingencies

The Company from time to time is involved in various loss contingencies, including tax and legal contingencies that arise in the ordinary course of business. Pursuant to SFAS No. 5, “Contingent Liabilities,” the Company accrues for a loss contingency when it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. At December 31, 2007, the Company has recorded a $6.0 liability related to various ongoing disputes that have arisen in the ordinary course of business. The Company believes that the results of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition. However, the outcome of any litigation cannot be predicted with certainty. An unfavorable resolution of one or more pending matters could have a material adverse impact on the Company’s financial statements in the future.

11. Additional Financial Information

	At December 31,
	2007	2006

Property and equipment, net:

Land	$17.0	$17.0

Buildings	151.3	147.2

Leasehold improvements	183.2	170.4

Equipment	643.5	599.7

Software	418.8	387.0

Construction in progress and other	30.4	28.8

	1,444.2	1,350.1

Less: Accumulated depreciation	(1,079.8)	(981.5)

	$364.4	$368.6

Payables and other current liabilities:

Accounts payable	$31.2	$27.2

Accrued taxes	27.6	94.7

Accrued payroll-related expenses	137.3	152.1

Pension liability	22.0	8.6

Accrued expenses, other	129.6	105.2

Restructuring and exit costs	5.7	23.5

Deferred revenue and government grants	72.9	100.7

	$426.3	$512.0

Accumulated other comprehensive income:

Foreign currency translation adjustments	$40.3	$27.4

Changes related to pension liability, net of tax benefit of $16.3 and $17.2	(30.4)	(32.0)

Unrealized gain on hedging activities, net of tax of $21.7 and $4.4	40.4	8.3

	$50.3	$3.7

72  Convergys Corporation 2007 Annual Report

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

Cellular Partnerships

See Note 2 to the Notes to Consolidated Financial Statements for details on the Company’s ownership interest in the Cellular Partnerships. Summarized financial information for the entire Cellular Partnerships is as follows:

	At December 31,
	2007	2006	2005

Current assets	$65.5	$36.3	$49.4

Non-current assets	236.7	268.2	235.7

Current liabilities	28.5	36.2	36.2

Non-current liabilities	108.8	106.8	104.7

	Year Ended December 31,
	2007	2006	2005

Revenues	$434.8	$394.0	$338.7

Depreciation and amortization	64.3	53.3	43.1

Operating income	44.8	37.8	30.1

Net income	40.3	34.1	32.6

12. Industry Segment and Geographic Operations

Industry Segment Information

As described in Note 1, the Company has three segments, which are identified by service offerings. Customer Management provides outsourced customer care solutions as well as professional and consulting services to in-house customer care operations. Information Management provides convergent rating, charging and billing solutions for the global communications industry. HR Management provides human resource business process outsourcing solutions and learning solutions. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus. The Company’s business segments were renamed in 2007 to align with the Company’s rebranding efforts as a global relationship management company.

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Year Ended December 31,
	2007	2006	2005

Revenues:

Customer Management	$1,866.1	$1,803.1	$1,641.5

Information Management	723.0	775.3	778.1

HR Management	255.2	211.4	162.5

	$2,844.3	$2,789.8	$2,582.1

Depreciation:

Customer Management	$55.9	$65.4	$68.7

Information Management	32.4	33.6	32.3

HR Management	8.7	12.8	11.4

Corporate and other [2]	18.4	18.3	13.7

	$115.4	$130.1	$126.1

Amortization:

Customer Management	$4.1	$4.0	$10.7

Information Management	5.0	6.9	8.0

HR Management	5.4	1.7	2.5

	$14.5	$12.6	$21.2

Restructuring Charges:

Customer Management	$—	$6.5	$13.8

Information Management	3.4	0.8	—

HR Management	—	2.1	1.3

Corporate and other	—	3.1	6.1

	$3.4	$12.5	$21.2

Operating Income (Loss):

Customer Management	$176.7	$202.4	$154.3

Information Management	130.9	124.5	145.1

HR Management	(38.3)	(38.4)	(50.4)

Corporate and other	(24.5)	(35.6)	(25.4)

	$244.8	$252.9	$223.6

Capital Expenditures: [1]

Customer Management	$32.4	$39.8	$44.8

Information Management	18.4	33.4	26.0

HR Management	17.1	10.3	14.2

Corporate and other [2]	34.4	21.4	46.4

	$102.3	$104.9	$131.4

Convergys Corporation 2007 Annual Report  73

	At December 31
	2007	2006

Total Assets:

Customer Management	$1,135.4	$1,101.7

Information Management	548.5	616.3

HR Management	530.6	422.1

Corporate and other	349.7	400.2

	$2,564.2	$2,540.3

[1]	Excluding proceeds from the disposal of property and equipment.
[2]	Includes shared services-related capital expenditures and depreciation.

Geographic Operations

The following table presents certain geographic information regarding the Company’s operations:

	Year Ended December 31,
	2007	2006	2005

Revenues:

North America	$2,449.8	$2,475.4	$2,353.7

Rest of World	394.5	314.4	228.4

	$2,844.3	$2,789.8	$2,582.1

	At December 31,
	2007	2006	2005

Long-lived Assets:

North America	$1,465.5	$1,415.5	$1,375.1

Rest of World	230.2	187.9	165.5

	$1,695.7	$1,603.4	$1,540.6

Concentrations

The Customer Management and Information Management segments derive significant revenues from AT&T. Revenues from AT&T were 16.3%, 17.3% and 22.2% of the Company’s consolidated revenues for 2007, 2006 and 2005, respectively. Related accounts receivable from AT&T totaled $82.7 and $82.2 at December 31, 2007 and 2006, respectively.

13. Earnings Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Shares (in Millions)	Net Income	Shares	Per Share Amount

2007:

Basic EPS	$169.5	134.1	$1.26

Effect of dilutive securities:

Stock-based compensation arrangements	—	3.6	(0.03)

Diluted EPS	$169.5	137.7	$1.23

2006:

Basic EPS	$166.2	138.4	$1.20

Effect of dilutive securities:

Stock-based compensation arrangements	—	3.3	(0.03)

Diluted EPS	$166.2	141.7	$1.17

2005:

Basic EPS	$122.6	140.0	$0.88

Effect of dilutive securities:

Stock-based compensation arrangements	—	2.9	(0.02)

Diluted EPS	$122.6	142.9	$0.86

The diluted EPS calculation excludes the effect of 8.8 million, 7.5 million and 11.4 million outstanding stock options for the years ended December 31, 2007, 2006 and 2005, respectively, because they are anti-dilutive.

14. Financial Instruments

The Company had derivative assets and liabilities related to outstanding forward exchange contracts and options maturing within 48 months, consisting of Canadian dollars, Indian rupees and Philippine pesos with a notional value of $701.6 and $562.7 at December 31, 2007 and 2006, respectively. These derivatives were classified as other current assets of $67.1 and $16.9 and other current liabilities of $3.2 and $3.2 at December 31, 2007 and 2006, respectively. The Company recorded deferred tax liabilities of $21.7 and $4.4 related to these derivatives at December 31, 2007 and 2006, respectively.

74  Convergys Corporation 2007 Annual Report

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

A total of $40.4 and $8.3 of deferred gains, net of tax, on derivative instruments in 2007 and 2006, respectively, were accumulated in other comprehensive income. The amount expected to be reclassified to earnings from other comprehensive income during the next 12 months is $29.6, net of tax.

During 2007, 2006 and 2005, the Company recorded net gains of $46.4, $22.8 and $31.3, respectively, related to the settlement of forward contracts and options which were designated as cash flow hedges. These amounts have been classified together with the hedged transactions in the consolidated statement of income as costs of providing service.

The gain/loss recognized during 2007 and 2006 related to changes in the fair value of derivative instruments not designated as hedges were not material. The Company recognized a gain of $5.4 during 2005 related to changes in the fair value of derivative instruments not designated as hedges. This was classified within other income/(expense), net in the accompanying consolidated statements of income.

In 2008, the Company entered into treasury lock derivative instruments for $200 in anticipation of a probable debt issuance later in 2008. The treasury locks enable the Company to lock in a treasury yield so that the Company is no longer exposed to treasury yield movements which would impact its cost of funds.

15. Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

2007:

Revenues	$719.9	$707.0	$703.7	$713.7	$2,844.3

Operating income	$65.2	$58.1	$63.0	$58.5	$244.8

Net income	$43.6	$38.8	$41.8	$45.3	$169.5

Earnings per share:

Basic	$0.32	$0.28	$0.31	$0.35	$1.26

Diluted	$0.31	$0.28	$0.30	$0.34	$1.23

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Total

2006:

Revenues	$675.3	$691.8	$702.7	$720.0		$2,789.8

Operating income	$62.0	$62.8	$69.7	$58.4		$252.9

Net income	$36.7	$39.8	$45.2	$44.5		$166.2

Earnings per share:

Basic	$0.26	$0.29	$0.33	$0.32		$1.20

Diluted	$0.26	$0.28	$0.32	$0.32		$1.17

Segment Data:

Customer Management

2007:

Revenues	$469.0	$460.6	$462.9	$473.6		$1,866.1

Operating income	$56.3	$44.7	$40.4	$35.3		$176.7

2006:

Revenues	$434.0	$446.2	$454.8	$468.1		$1,803.1

Operating income	$46.2	$48.2	$54.5	$53.5	[1]	$202.4

Information Management

2007:

Revenues	$185.9	$183.4	$177.6	$176.1		$723.0

Operating income	$25.3	$38.4	$34.1 [2]	$33.1		$130.9

2006:

Revenues	$188.8	$195.4	$197.1	$194.0		$775.3

Operating income	$31.5	$30.5	$31.3	$31.2	[3]	$124.5

Human Resource Management

2007:

Revenues	$65.0	$63.0	$63.2	$64.0		$255.2

Operating income	$(7.4)	$(17.1)	$(8.3)	$(5.5)		$(38.3)

2006:

Revenues	$52.5	$50.2	$50.8	$57.9		$211.4

Operating income	$(9.6)	$(8.2)	$(8.6)	$(12.0	) [4]	$(38.4)

[1]	Includes $6.5 in restructuring charges.
[2]	Includes $3.4 in restructuring charges.
[3]	Includes $0.8 in restructuring charges.
[4]	Includes $2.1 in restructuring charges.

Convergys Corporation 2007 Annual Report  75

Item 9., 9A. and 9B.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements with accountants on any accounting or financial disclosure or auditing scope or procedure occurred during 2007.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with General Counsel, the Chief Accounting Officer and other key employees, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Act)) as of the year ended December 31, 2007 (Evaluation Date). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

Attestation Report on Internal Control Over Financial Reporting

Convergys’ management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered accounting firm, Ernst & Young LLP, has issued an attestation report on internal control over financial reporting, which appears on page 44.

Changes in Internal Control

There have been no material changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

76  Convergys Corporation 2007 Annual Report

Part III, Item 10. through 14.

Part III

Item 10. Directors and Officers of the Registrant

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors, Audit Committee financial experts, Financial Code of Ethics and Section 16 compliance is incorporated herein by reference to the section of the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 22, 2008.

Certain information concerning the executive officers of the Company is contained on Pages 13-14 of this Form 10-K.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 22, 2008.

The remaining information called for by this Item relating to “securities authorized for issuance under equity compensation plans” is incorporated by reference to Note 9 of Notes to Consolidated Financial Statements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Share Ownership of Directors and Officers section is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 22, 2008.

Item 13. Certain Relationships and Related Transactions

Relationships and related transactions section is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 22, 2008.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 22, 2008.

Convergys Corporation 2007 Annual Report  77

Part IV, Items 15., 15(a)(1) and (2)

Part IV

Item 15. Exhibits, Financial Statement Schedule

Item 15(a)(1) and (2). List of Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Convergys are included in Item 8:

		Page

(1)	Consolidated Financial Statements:

	Consolidated Statements of Income and Comprehensive Income	46

	Consolidated Balance Sheets	47

	Consolidated Statements of Cash Flows	48

	Consolidated Statements of Shareholders’ Equity	49

	Notes to Consolidated Financial Statements	50

	Report of Independent Registered Public Accounting Firm	45

(2)	Financial Statement Schedule:

	II—Valuation and Qualifying Accounts	81

Financial statement schedules other than that listed above have been omitted because the required information is not required or applicable.

(3) Exhibits:

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

Exhibit Number

3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3.1 to Form S-3 Registration Statement (File No. 333-43404) filed on August 10, 2000.)

3.2	Code of Regulations of the Company. (Incorporated by reference from Exhibit 3.2 from Form S-1/A Registration Statement (File No. 333-53619) filed on July 17, 1998.)

4	Rights Agreement dated November 30, 1998 between Convergys Corporation and The Fifth Third Bank. (Incorporated by reference from Exhibit 4.1 to Form 8-A Registration Statement (File No. 001-14379) filed on December 23, 1998.

10.1	Employment Agreement between the Company and James F. Orr and Amendment to Employment Agreement dated December 16, 1998. *

10.2	Employment Agreement between the Company and David F. Dougherty. (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on August 27, 2007.) *

10.3	Employment Agreement between the Company and Earl C. Shanks. (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on August 27, 2007.) *

10.4	Employment Agreement between the Company and Karen R. Bowman. (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on November 6, 2007.) *

10.5	Employment Agreement between the Company and Jean-Hervè Jenn. *

10.6	Employment Agreement between the Company and Clark D. Handy. (Incorporated by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on February 28, 2007.) *

10.7	Convergys Corporation Deferred Compensation and LTIP Award Deferral Plan for Non-Employee Directors as amended and restated effective February 24, 2004. (Incorporated by reference from Exhibit 10.24 to Form 10-Q filed on August 9, 2004.) *

10.8	Convergys Corporation Amended and Restated 1998 Long-Term Incentive Plan as amended effective as of February 20, 2007. *

10.9	Convergys Corporation Executive Deferred Compensation Plan as amended October 29, 2001. *

78  Convergys Corporation 2007 Annual Report

Part IV (continued)

10.10	Amendment to Convergys Corporation Executive Deferred Compensation Plan effective as of February 24, 2004. (Incorporated by reference from Exhibit 10.25 to Form 10-Q filed on August 9, 2004.) *

10.11	Convergys Corporation Supplemental Executive Retirement Plan effective as of February 20, 2007. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 7, 2007.) *

10.12	Convergys Corporation Employee Stock Purchase Plan. (Incorporated by reference from Appendix IV of the Company’s Definitive Schedule 14A filed on March 12, 2004.) *

10.13	Convergys Corporation Retirement and Savings Plan. (Incorporated by reference from Exhibit 4.2 to Form S-8 Registration Statement (File No. 333-96733) filed on July 19, 2002.) *

10.14	Convergys Corporation Canadian Employee Share Plan. (Incorporated by reference from Exhibit 4.2 to Form S-8 Registration Statement (File No. 333-86137) filed on December 29, 1999.) *

10.15	Annual Executive Incentive Plan. (Incorporated by reference from Appendix IV of the Company’s Definitive Schedule 14A filed on March 13, 2007.) *

10.16	2005 Form of Time-Based Restricted Stock Unit Award Agreement for Non-Employee Directors. (Incorporated by reference from Exhibit 10.23 to Form 10-K filed on March 3, 2005.) *

10.17	2006 Form of Time-Based Restricted Stock Unit Award Agreement for Employees. (Incorporated by reference from Exhibit 10.24 to Form 10-K filed March 6, 2006.) *

10.18	2006 Form of Performance-Based Restricted Stock Unit Award Agreement. (Incorporated by reference from Exhibit 10.25 to Form 10-K filed March 6, 2006.) *

10.19	2006 Form of Performance-Based Restricted Stock Unit Award Agreement for Senior Executives. (Incorporated by reference from Exhibit 10.26 to Form 10-K filed March 6, 2006.) *

10.20	2007 Form of Performance-Based Restricted Stock Unit Award Agreement. (Incorporated by reference from Exhibit 10.26.1 to Form 10-K filed on February 28, 2007.) *

10.21	2005 Form of Performance Unit Award Agreement. (Incorporated by reference from Exhibit 10.27 to Form 10-K filed on March 3, 2005.) *

10.22	2007 Form of Performance Unit Award Agreement. (Incorporated by reference from Exhibit 10.27.1 to Form 10-K filed on February 28, 2007.)

10.23	Form of Restricted Stock Award Agreement. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 15, 2005.) *

10.24	$400,000,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of October 20, 2006. (Incorporated by reference to Form 8-K filed October 20, 2006.)

10.25	Participation Agreement between Convergys Corporation, Various Guarantors and Wachovia Development Corporation dated as of June 30, 2003. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 12, 2003.)

10.26	Amended and Restated Lease Agreement between Wachovia Development Corporation and Convergys Corporation as of June 30, 2003. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on August 12, 2003.)

10.27	Security Agreement between Wachovia Development Corporation and Wachovia Bank, National Association and accepted and agreed to by Convergys Corporation as of June 30, 2003. (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on August 12, 2003.)

Convergys Corporation 2007 Annual Report  79

Part IV (continued), Item 15(b) and (c).

10.28	Assignment and Recharacterization Agreement between Convergys Corporation, Wells Fargo Bank Northwest, National Association, and Bank of America, N.A. (Incorporated by reference from Exhibit 10.4 to Form 10-Q filed on August 12, 2003.)

10.29	Supplemental Indenture No. 1 for the $250,000,000 of 4.875% Senior Notes dated December 16, 2004. (Incorporated by reference from Item 8.01 to Form 8-K filed on December 22, 2004.)

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

14	Convergys Corporation Financial Code of Ethics.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Rule 13(a) - 14(a) Certification by Chief Executive Officer.

31.2	Rule 13(a) - 14(a) Certification by Chief Financial Officer.

32	Section 1350 Certifications.

*	Management contract or compensatory plan or arrangement.

The Company will furnish, without charge, to a security holder upon request, a copy of the documents, or the portions thereof, which are incorporated by reference, and will furnish any other exhibit at cost.

Item 15(b) and (c). Exhibits and Financial Statement Schedule

The responses to these portions of Item 15 are submitted as a separate section of this report.

80  Convergys Corporation 2007 Annual Report

Convergys Corporation

Schedule II — Valuation and Qualifying Accounts

(Millions of Dollars)

COL. A	COL. B	COL. C				COL. D		COL. E
		Additions
		(1)		(2)
Description	Balance at Beginning of Period	Charged to Expense		Charged to Other Accounts		Deductions		Balance at End of Period

Year 2007

Allowance for Doubtful Accounts	$12.0	$12.3		—		$16.7	[a]	$7.6

Deferred Tax Asset Valuation Allow.	$73.6	$5.4	[b]	$(18.0	) [c]	5.0	[d]	$56.0

Restructuring Reserve	$23.5	$3.4		—		$21.2		$5.7

Year 2006

Allowance for Doubtful Accounts	$10.0	$8.4		—		$6.4	[a]	$12.0

Deferred Tax Asset Valuation Allow.	$78.0	$3.6	[b]	$(8.0	) [e]	—		$73.6

Restructuring Reserve	$28.1	$24.6		—		$29.2		$23.5

Year 2005

Allowance for Doubtful Accounts	$17.9	$4.8		—		$12.7	[a]	$10.0

Deferred Tax Asset Valuation Allow.	$75.7	$3.5	[f]	$(1.2	) [g]	—		$78.0

Restructuring Reserve	$61.2	$18.1		—		$51.2		$28.1

[a]	Primarily includes amounts written off as uncollectible.
[b]	Amounts relate to valuation allowances recorded for state and foreign operating loss carryforwards.
[c]	Includes adjustments to fully valued deferred tax assets and foreign currency translation adjustments on foreign deferred tax assets.
[d]	Primarily includes the release of foreign valuation allowances related to the utilization of foreign net operating losses in the current year.
[e]

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
[g]

Includes valuation allowances related to operating loss carryforwards acquired in connection with business combinations made during 2004, as well as the impact of foreign currency translation adjustment.

Convergys Corporation 2007 Annual Report  81

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERGYS CORPORATION

February 28, 2008	By	/s/ Earl C. Shanks
Earl C. Shanks Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ DAVID F. DOUGHERTY David F. Dougherty	Principal Executive Officer; Chief Executive Officer and Director	February 28, 2008

/s/ EARL C. SHANKS	Principal Financial Officer; Chief Financial Officer	February 28, 2008

Earl C. Shanks

/s/ TIMOTHY M. WESOLOWSKI Timothy M. Wesolowski	Principal Accounting Officer; Senior Vice President, Controller and Treasurer	February 28, 2008

ZOË BAIRD* Zoë Baird	Director

JOHN F. BARRETT* John F. Barrett	Director

DAVID B. DILLON* David B. Dillon	Director

JOSEPH E. GIBBS* Joseph E. Gibbs	Director

STEVEN C. MASON* Steven C. Mason	Director

THOMAS L. MONAHAN III* Thomas L. Monahan III	Director

PHILIP A. ODEEN* Philip A. Odeen	Director

SIDNEY A. RIBEAU* Sidney A. Ribeau	Director

RICHARD F. WALLMAN* Richard F. Wallman	Director

DAVID R. WHITWAM* David R. Whitwam	Director

*By: /s/ Earl C. Shanks		February 28, 2008
Earl C. Shanks as attorney-in-fact

82  Convergys Corporation 2007 Annual Report