Form 10-Q
period 2008-03-31
CONVERGYS CORP
filed 2008-05-07
CIK 1062047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 1-14379

CONVERGYS CORPORATION

Incorporated under the laws of the State of Ohio

201 East Fourth Street, Cincinnati, Ohio 45202

I.R.S. Employer Identification Number 31-1598292

Telephone - Area Code (513) 723-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐             Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2008, there were 123,562,499 common shares outstanding, excluding amounts held in Treasury of 58,850,319.

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Amounts in millions, except per share amounts)	2008	2007
Revenues	$716.4	$719.9

Costs and Expenses:
Cost of providing services and products sold	472.0	458.8
Selling, general and administrative	150.2	144.7
Research and development costs	10.6	19.1
Depreciation	28.7	29.9
Amortization	1.9	2.2
Restructuring charges	14.1	—

Total costs and expenses	677.5	654.7

Operating Income	38.9	65.2
Equity in Earnings of Cellular Partnerships	6.8	2.0
Other Income (Expense), net	(1.1)	2.2
Interest Expense	(3.8)	(4.8)

Income Before Income Taxes	40.8	64.6
Income Taxes	4.9	21.0

Net Income	$35.9	$43.6

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	$(3.8)	$0.8
Change related to pension liability	2.2	—
Unrealized gain (loss) on hedging activities	(23.7)	4.7

Total other comprehensive income (loss)	(25.3)	5.5

Total Comprehensive Income	$10.6	$49.1

Earnings Per Common Share:
Basic	$0.28	$0.32

Diluted	$0.28	$0.31

Weighted Average Common Shares Outstanding:
Basic	126.9	136.6
Diluted	129.2	140.7

See Notes to Consolidated Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONSOLIDATED BALANCE SHEETS

(Amounts In Millions)	(Unaudited) March 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$80.0	$120.3
Receivables, net of allowances of $5.7 and $7.6	567.7	557.7
Deferred income tax benefits	50.4	32.4
Prepaid expenses	42.6	36.2
Other current assets	82.8	115.0

Total current assets	823.5	861.6
Property and equipment, net	347.5	364.4
Goodwill, net	894.5	896.2
Other intangibles, net	38.8	39.7
Investment in Cellular Partnerships	53.4	55.0
Deferred charges	344.6	304.3
Other assets	41.2	43.0

Total Assets	$2,543.5	$2,564.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt maturing within one year	$3.9	$0.6
Payables, deferred revenue and other current liabilities	420.5	426.3

Total current liabilities	424.4	426.9
Long-term debt	255.6	259.3
Deferred income tax liability	104.4	80.6
Accrued pension liability	116.7	105.2
Deferred revenue	76.6	59.6
Other long-term liabilities	98.5	110.9

Total liabilities	1,076.2	1,042.5

Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized; none outstanding	—	—
Common shares – without par value, 500.0 authorized;
182.4 outstanding in 2008 and 181.2 outstanding in 2007	1,006.4	1,007.4
Treasury stock – 57.2 shares in 2008 and 53.0 in 2007	(995.2)	(933.4)
Retained earnings	1,431.1	1,397.4
Accumulated other comprehensive income	25.0	50.3

Total shareholders’ equity	1,467.3	1,521.7

Total Liabilities and Shareholders’ Equity	$2,543.5	$2,564.2

See Notes to Consolidated Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35.9	$43.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30.6	32.1
Deferred income tax expense	18.3	16.0
Equity in earnings of Cellular Partnerships	(6.8)	(2.0)
Stock compensation expense	4.2	5.4
Changes in assets and liabilities:
Change in receivables	(12.3)	19.7
Change in other current assets	1.0	(1.4)
Change in deferred charges, net	(37.8)	(7.4)
Change in other assets and liabilities	18.6	20.2
Change in payables and other current liabilities	(26.6)	(61.7)
Other, net	0.4	0.7

Net cash provided by operating activities	25.5	65.2

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(27.3)	(24.0)
Proceeds from disposal of property and equipment	8.4	—
Return of capital from Cellular Partnerships	8.4	—
Other	(0.5)	0.2

Net cash used in investing activities	(11.0)	(23.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of commercial paper and other debt, net	(0.4)	(16.2)
Purchase of treasury shares	(55.0)	(16.4)
Other	0.6	2.5

Net cash used in financing activities	(54.8)	(30.1)

Net (decrease) /increase in cash and cash equivalents	(40.3)	11.3
Cash and cash equivalents at beginning of period	120.3	235.9

Cash and cash equivalents at end of period	$80.0	$247.2

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

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. Interim consolidated financial statements are not necessarily indicative of the financial position or operating results for an entire year. These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the period ended December 31, 2007.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No.157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company beginning January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the Consolidated Financial Statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, SFAS No. 157 is effective beginning January 1, 2009. Adoption of this Standard on January 1, 2008 did not have an impact on the Company’s financial statements. See Note 5 of Notes to Consolidated Financial Statements for disclosures related to the adoption of this Standard. The Company is in the process of evaluating the impact that SFAS No. 157 will have on nonfinancial assets and liabilities not valued on a recurring basis (at least annually).

In April 2007, the FASB issued EITF 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” This Standard requires an employer to recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” if, in substance, a postretirement benefit plan exists. The Company adopted EITF 06-04 effective January 1, 2008. Adoption of this Standard did not have any impact on the Company’s Consolidated Statements of Income and resulted in a $2.2 reduction to the retained earnings balance as of January 1, 2008.

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

The Company’s operating results for the three months ended March 31, 2008 and 2007 included long-term incentive plan expense of $4.5 and $8.5, respectively. Long-term incentive plan expense includes: (a) incentive plan expense that is paid in cash based on relative shareholder return and (b) stock compensation expense. Stock compensation expense for the three months ended March 31, 2008 and 2007 was $4.2 and $5.3, respectively.

Form 10-Q Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

Stock Options

A summary of stock option activity for the three months ended March 31, 2008 is presented below:

Shares in Millions Except Per Share Amounts	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Fair Value at Date of Grant (per share)
Outstanding and exercisable at Jan. 1, 2008	10.9	$29.55
Exercised	(0.2)	12.95
Forfeited/cancelled	(0.6)	28.58

Outstanding and exercisable at Mar. 31, 2008	10.1	$29.91	2.7	$12.49

Restricted Stock Awards

During the first three months of 2008, the Company granted 1.5 million shares of restricted stock units at a weighted average fair value of $12.73. Included in the above were approximately 1.1 million shares of performance-related restricted stock units granted at the fair value of $12.05 per share that vest upon the Company’s satisfaction of certain financial performance conditions (relative shareholder return versus the S&P 500 return) as of December 31, 2010. During the three months ended March 31, 2007, the Company granted 1.3 million shares of restricted stock units at a weighted-average fair value of $24.00. Included in the above were approximately 0.4 million shares of performance-related restricted stock units granted at the fair value of $21.14 per share that vest upon the Company’s satisfaction of certain financial conditions as of December 31, 2009.

The Company used a Monte Carlo simulation model to estimate the fair value for performance-based restricted stock units issued during 2008 and 2007. The assumptions used in this model for the awards are noted in the table below. Expected volatilities for the 2008 performance awards are based on historical volatility and daily returns for the three-year period ended January 1, 2008 of the Company’s stock and S&P 500 companies. The total stock return for the Company over the performance period is based on comparing Convergys’ average closing price from the fourth quarter of 2007 with the average expected closing price for the fourth quarter of 2010. The total stock return of the S&P 500 companies is computed by comparing the closing price of the S&P 500 companies on December 28, 2007 with the closing price at the end of December 2010. The risk-free interest rate for the expected term of the award granted is based on the U.S. Treasury yield curve in effect at the time of grant.

	March 31, 2008	March 31, 2007
Expected volatility	30.1%	27.5%
Expected term (in years)	3.0	3.0
Risk-free interest rate	2.1%	4.6%

Form 10-Q Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

The total compensation cost related to non-vested restricted stock and restricted stock units not yet recognized as of March 31, 2008 was approximately $36, which is expected to be recognized over a weighted average of 1.7 years. Changes to non-vested restricted stock and restricted stock units for the three months ended March 31, 2008 were as follows:

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date Of Grant
Non-vested at December 31, 2007	3.5	$20.35
Granted	1.5	12.73
Vested	(1.0)	(14.01)
Forfeited	(0.1)	(20.71)

Non-vested at March 31, 2008	3.9	$17.63

(4)	BUSINESS RESTRUCTURING CHARGES

2008 Restructuring

During the first quarter of 2008, the Company initiated a restructuring plan to align resources to future business needs and to shift the geographic mix of some of its resources. The plan resulted in a restructuring charge of $14.1 that will be paid pursuant to the Company’s existing severance policy and employment agreements. These actions, which will affect approximately 750 professional and administrative employees worldwide, are expected to be completed by the end of 2008.

Below is a summary of the 2008 net restructuring charge of $14.1, largely to be paid in cash, by segment:

	Customer Management	Information Management	HR Management	Total
Severance costs	$5.4	$6.9	$1.8	$14.1

2007 Restructuring

During the third quarter of 2007, the Company recorded a restructuring charge of $3.4 at Information Management related to facility closure in the United Kingdom. The $3.4 accrual is equal to the future costs associated with the abandoned facility, net of the proceeds from any probable future sublease agreements. The Company used estimates, based on consultation with its real estate advisors, to arrive at the proceeds from any future sublease agreements. Convergys will continue to evaluate such estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to this facility closure in the future. At March 31, 2008, this restructuring reserve had an outstanding balance of $2.0, which will be paid over several years until the lease expires.

Form 10-Q Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

2006 Restructuring

As discussed more fully in the “Restructuring and Impairment” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company initiated a restructuring plan in the fourth quarter of 2006.

Restructuring liability activity for the 2006 plan consisted of the following:

	2008	2007
Balance at January 1	$3.1	$20.5
Severance costs	(1.7)	(4.1)
Lease termination payments	—	(0.3)

Balance at March 31	$1.4	$16.1

The remaining accrual of $1.4 at March 31, 2008 reflects timing of payments to employees who are no longer with the Company and were fully paid in April 2008.

(5)	FAIR VALUE DISCLOSURES

As discussed in Note 2 of the Notes to Consolidated Financial Statements, adoption of SFAS No. 157 did not have an impact on the Company’s financial statements. SFAS No. 157 establishes a fair value hierarchy (level one through three) based on the quality of inputs used in the valuation technique to measure the fair value of identical assets and liabilities. The fair value hierarchy gives the highest priority to quoted market prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) as of March 31, 2008:

	March 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$42.2	—	$42.2	—
Derivative liabilities	$13.0	—	$13.0	—

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS

As discussed more fully in the “Goodwill and Other Intangible Assets” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company is required to test goodwill for impairment annually and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The Company performed its annual impairment tests during the fourth quarter of 2007 and concluded that no goodwill impairment existed.

Goodwill decreased to $894.5 at March 31, 2008 from $896.2 at December 31, 2007, reflecting foreign currency translation adjustments.

Form 10-Q Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

As of March 31, 2008, the Company’s other intangible assets acquired through business combinations consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships and other intangibles	$142.6	$(103.8)	$38.8

Intangible amortization expense for the three-month period ended March 31, 2008 and 2007 was $1.9 and $2.2, and is estimated to be approximately $7 for the year ending December 31, 2008. Estimated intangible amortization expense for the five subsequent fiscal years is:

For the year ended 12/31/09	$7
For the year ended 12/31/10	$6
For the year ended 12/31/11	$6
For the year ended 12/31/12	$5
For the year ended 12/31/13	$5
Thereafter	$4

Customer relationships and other intangibles are being amortized over a period of three to twelve years and the remaining weighted average amortization period for intangible assets subject to amortization is 6.3 years.

(7)	ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

As discussed more fully in the “Income Taxes” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company adopted the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective January 1, 2007.

As of December 31, 2007, the liability for unrecognized tax benefits was $82.9, of which $1.5 is recorded within other current liabilities and $81.4 was recorded within other long-term liabilities. As of March 31, 2008, the liability for unrecognized tax benefits was $70.1, of which $1.3 is recorded within other current liabilities and $68.8 is recorded within other long-term liabilities in the accompanying Consolidated Financial Statements. The total amount of net unrecognized tax benefits that would affect income tax expense, if ever recognized in the financial statements is $60.0. This amount includes net interest and penalties of $14.7. The decrease in the liability for unrecognized tax benefits of $12.8 from December 31, 2007 was primarily due to the resolution of tax audits during the first quarter of 2008. The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease between $15 to $25 prior to December 31, 2008, based upon the resolution of audits; however, actual developments in this area could differ from those currently expected.

Form 10-Q Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(8)	DEFERRED CHARGES

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

During the three months ended March 31, 2008 and 2007, the Company capitalized $62.2 and $20.9, respectively, of client acquisition and implementation costs. The related amortization for these periods was $21.9 and $13.5, respectively.

(9)	PAYABLES AND OTHER CURRENT LIABILITIES

	At Mar. 31, 2008	At Dec. 31, 2007
Accounts payable	$41.5	$31.2
Accrued taxes	23.8	27.6
Accrued payroll-related expenses	123.4	137.3
Pension liability	5.1	22.0
Accrued expenses, other	134.1	129.6
Restructuring and exit costs	17.5	5.7
Government grants	22.1	22.7
Deferred revenue	53.0	50.2

	$420.5	$426.3

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

During the first quarter of 2008, the Company amended its cash balance plan to cease future benefit accruals and to close participation effective March 31, 2008. After March 31, 2008, participants will not earn future accruals or credits to their cash balance account with respect to compensation earned after March 31, 2008, but will continue to be credited with interest to their cash balance account after March 31, 2008. This plan amendment resulted in recognizing a curtailment loss of $4.0 during the first quarter of 2008. Components of pension cost for the cash balance plan are as follows:

	Three Months Ended Mar. 31,
	2008	2007
Service cost (benefits earned during the period)	$4.5	$4.6
Interest cost on projected benefit obligation	3.2	3.1
Expected return on plan assets	(3.8)	(3.6)
Curtailment loss	4.0	—
Amortization and deferrals—net	0.7	0.8

Pension cost	$8.6	$4.9

Components of pension cost for the unfunded executive pension plans are as follows:

	Three Months Ended Mar. 31,
	2008	2007
Service cost (benefits earned during the period)	$0.6	$1.0
Interest cost on projected benefit obligation	0.9	1.2
Settlement loss	3.1	0.6
Amortization and deferrals—net	0.2	0.3

Pension cost	$4.8	$3.1

Form 10-Q Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

The Company made $13.5 in payments related to its executive pension plan during the first quarter of 2008 and expects to contribute $13.5 to fund its cash balance plan during the third quarter of 2008.

(11)	SHAREHOLDERS’ EQUITY

During the three months ended March 31, 2008, the Company repurchased 4.2 million shares of Convergys stock for a total cost of $61.8. At March 31, 2008, the Company may repurchase 10.6 million common shares pursuant to the available share repurchase authorizations.

From April 1 to May 2, 2008, the Company repurchased 1.8 million shares of Convergys stock for $27.5 pursuant to these authorizations.

(12)	COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in various loss contingencies, including tax and legal contingencies that arise in the ordinary course of business. At March 31, 2008, the Company has recorded a $8.0 liability related to various ongoing disputes that have arisen in the ordinary course of business. The Company believes that the results of any such contingencies, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition. However, the outcome of any litigation cannot be predicted with certainty. An unfavorable resolution of one or more pending matters could have a materially adverse impact on the Company’s financial statements in the future.

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

At March 31, 2008, the Company had outstanding letters of credit of $42.3 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material.

Form 10-Q Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

The Company also has purchase commitments with telecommunications providers of $21.3 for the remainder of 2008 and $18.3 for 2009.

(13)	BUSINESS SEGMENT INFORMATION

As discussed in Note 1, the Company has three segments, which are identified by service offerings. Customer Management provides outsourced customer care service as well as professional and consulting services to in-house customer care operations. Information Management provides convergent rating, charging and billing solutions for the global communications industry. HR Management provides human resource business processing outsourcing solutions and learning solutions. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Three Months Ended Mar. 31,
	2008	2007
Revenues:
Customer Management	$476.0	$469.0
Information Management	163.2	185.9
HR Management	77.2	65.0

	$716.4	$719.9

Depreciation:
Customer Management	$14.3	$14.0
Information Management	7.5	9.0
HR Management	2.0	2.3
Corporate	4.9	4.6

	$28.7	$29.9

Amortization:
Customer Management	$0.5	$0.6
Information Management	0.8	1.0
HR Management	0.6	0.6

	$1.9	$2.2

Restructuring Charges:
Customer Management	$5.4	—
Information Management	6.9	—
HR Management	1.8	—

	$14.1	—

Operating Income (Loss):
Customer Management	$21.9	$56.3
Information Management	29.5	25.3
HR Management	(4.9)	(7.4)
Corporate	(7.6)	(9.0)

	$38.9	$65.2

Form 10-Q Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended Mar. 31,
	2008	2007
Capital Expenditures: (1)
Customer Management	$9.7	$7.7
Information Management	4.4	4.4
HR Management	2.7	1.4
Corporate (2)	10.5	10.5

	$27.3	$24.0

(1)	Excluding proceeds from the disposal of property and equipment.
(2)	Includes shared services-related capital expenditures.

	At Mar. 31, 2008	At Dec. 31, 2007
Goodwill:
Customer Management	$575.8	$578.5
Information Management	188.2	187.8
HR Management	130.5	129.9

	$894.5	$896.2

(14)	EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Three Months Ended March 31, 2008	Net Income	Shares	Per Share Amount
Basic EPS	$35.9	126.9	$0.28
Effect of dilutive securities:
Stock-based compensation arrangements	—	2.3	—

Diluted EPS	$35.9	129.2	$0.28

Three Months Ended March 31, 2007
Basic EPS	$43.6	136.6	$0.32
Effect of dilutive securities:
Stock-based compensation arrangements	—	4.1	(0.01)

Diluted EPS	$43.6	140.7	$0.31

The diluted EPS calculation for the three months ended March 31, 2008 and 2007 excludes the effect of 8.7 million and 7.5 million outstanding stock options, respectively, because they are anti-dilutive.

Form 10-Q Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(15)	DERIVATIVE INSTRUMENTS

The Company has outstanding forward exchange contracts and options that mature within next 48 months, consisting primarily of Canadian dollars, Indian rupees and Philippine pesos with a notional value of $1,027.5 at March 31, 2008 and $701.6 at December 31, 2007. During the first quarter of 2008, the Company entered into two treasury lock derivative instruments each with a notional amount of $100.0 in anticipation of a probable debt issuance later in 2008. The treasury locks enable the Company to lock in a treasury yield so that the Company is no longer exposed to treasury yield movements which would impact its costs of funds. All the derivative instruments discussed above are designated and effective as cash flow hedges. The following table reflects the fair value of the derivative instruments included within the Consolidated Financial Statements:

	March 31, 2008	December 31, 2007
Included in other current assets:
Forward exchange contracts and options	$42.3	$67.1
Included in other current liabilities:
Forward exchange contracts and options	10.2	3.2
Treasury lock instruments	2.8	—

A total of $16.7 and $40.4 of deferred gains, net of tax, related to these cash flow hedges at March 31, 2008 and December 31, 2007, respectively, were accumulated in other comprehensive income. Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings are classified together with the hedged transactions in the consolidated statement of income as costs of providing service. As of March 31, 2008, $14.8 in deferred gains, net of tax, on derivative instruments included in accumulated other comprehensive income are expected to be reclassified into earnings during the next 12 months.

The Company enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. The losses recognized during the three months ended March 31, 2008 and 2007 related to changes in fair value of these derivative instruments not designated as hedges were $8.2 and $0.1, respectively. These losses largely offset the currency gains that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income/(expense), net in the accompanying Consolidated Statements of Income.

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

We report three segments: (i) Customer Management, which provides outsourced customer care solutions as well as professional and consulting service to in-house customer care operations; (ii) Information Management, which provides convergent rating, charging and billing solutions for the global communications industry; and (iii) HR Management, which provides human resource business process outsourcing solutions and learning solutions. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.

Customer Management

Our Customer Management segment manages customer relationships on behalf of our clients through our multi-channel customer management contact centers and through consulting engagements. Phone and Web-based agent-assisted service channels provide customers with assistance across the entire customer lifecycle. We deliver these services using a variety of tools including computer telephony integration, interactive voice response, advanced speech recognition, knowledge-based management and the Internet through agent-assisted and self-service channels.

Customer Management typically recognizes live agent-related revenues as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. In a limited number of engagements where the client pays a fixed fee, we recognize revenues based on the specific facts and circumstances of the engagement, using the proportional performance method or upon final completion of the engagement. We sometimes earn supplemental revenues depending on our satisfaction of certain service levels or achievement of certain performance measurement targets. The supplemental revenues are recognized only after the required measurement targets are met. Collection-related services revenue are recognized in the month collection payments are received based on a percentage of cash collected or other contractual parameters. Revenues for professional and consulting services are recognized as the services are performed or upon final completion of the engagement based on the specific facts and circumstances of the engagement.

During the first three months of 2008, Customer Management’s revenues increased 1% to $476.0 compared to the prior year. Customer Management’s operating income and operating margin were $21.9 and 4.6%, respectively, compared with $56.3 and 12.0% in the prior year. The impact of revenue growth and cost saving initiatives was offset by increased labor costs, capacity expansion costs incurred to support the anticipated growth of existing and new clients, restructuring charges and approximately $5 of additional expenses due to the weakened U.S. dollar.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Information Management

Our Information Management segment serves clients principally by providing and managing complex billing and information software that addresses all segments of the communications industry. We provide our software products in one of three delivery modes: licensed, outsourced or build-operate-transfer (BOT). In the licensed delivery mode, the software is licensed to clients who perform billing internally. In the outsourced delivery mode, Information Management provides the billing services by running its software in one of its data centers. Under the BOT delivery mode, Information Management implements and initially runs its software in the client’s data center while the client has the option to transfer the operation of the center to itself at a future date.

During the first three months of 2008, Information Management’s revenue was $163.2, a 12% decline compared to the prior year mainly due to the anticipated negative impact of North American client migrations. License and related support and maintenance fees, which accounted for 34% of Information Management’s revenues for the first three months of 2008, are earned under perpetual and term license arrangements. The Company invoices its clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. Fees for support and maintenance normally are charged in advance either on an annual, quarterly or monthly basis. Professional and consulting services for installation, implementation, customization, migration, training and managed services accounted for 39% of Information Management’s revenues for the three months ended March 31, 2008. The professional and consulting fees are either invoiced monthly to the Company’s clients based on time and material costs incurred at contractually agreed upon rates or, in some instances, for a fixed fee. Information Management’s remaining revenues consist of monthly fees for processing client transactions in Information Management’s data centers and, in some cases, the clients’ data centers, using Information Management’s proprietary software. These data processing revenues are recognized based on the number of invoices, subscribers or events that are processed by Information Management using contractual rates. Information Management’s operating income and operating margin for the first three months of 2008 were $29.5 and 18.1%, respectively, compared with $25.3 and 13.6%, respectively, in the prior year. This significant improvement resulted from operational efficiencies and continued focus on reducing costs.

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

In September 2005, Sprint PCS, a large data processing outsourcing client, completed its acquisition of Nextel Communications. In 2006, Sprint Nextel informed us that it intended to consolidate its billing systems onto a competitor’s system. Sprint Nextel’s current plan is to complete the migration of most of its subscribers from our billing system during 2008. The migration began in 2006.

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

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Human Resource Management

Our Human Resource Management (HR Management) segment provides a full range of human resource business processing outsourcing solutions including benefits administration, compensation, human resource administration, learning, payroll administration, performance management, recruiting and sourcing services to large companies and governmental entities. We take advantage of our economies of scale in order to standardize human resource processes across departments, business lines, language differences and national borders. For 25 years, our unique combination of domain expertise, operational excellence and innovative technologies has delivered process improvement and actionable business insight to clients’ customers and employees that now span more than 70 countries and 35 languages.

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

HR Management revenues increased 19% to $77.2 compared to the prior year. HR Management’s operating loss was $4.9 compared to a loss of $7.4 in the prior year, largely reflecting gain from sale of assets.

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

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

CONSOLIDATED RESULTS

	Three Months Ended March 31,
	2008	2007	Change	%
Revenues	$716.4	$719.9	$(3.5)	—

Costs of products and services	472.0	458.8	13.2	3
Selling, general and administrative expenses	150.2	144.7	5.5	4
Research and development costs	10.6	19.1	(8.5)	(45)
Depreciation	28.7	29.9	(1.2)	(4)
Amortization	1.9	2.2	(0.3)	(14)
Restructuring charges	14.1	—	14.1	—

Total costs and expenses	677.5	654.7	22.8	3

Operating income	38.9	65.2	(26.3)	(40)
Equity in earnings of Cellular Partnerships	6.8	2.0	4.8	—
Other expense, net	(1.1)	2.2	(3.3)	—
Interest expense	(3.8)	(4.8)	1.0	(21)

Income before income taxes	40.8	64.6	(23.8)	(37)
Income taxes	4.9	21.0	(16.1)	(77)

Net income	$35.9	$43.6	$(7.7)	(18)

Diluted earnings per common share	$0.28	$0.31	$(0.03)	(10)

Operating margin	5.4%	9.1%

Three Months Ended March 31, 2008 versus Three Months Ended March 31, 2007

Consolidated revenues for the first quarter of 2008 were $716.4 compared to $719.9 in the prior year. Growth in revenues from HR Management and Customer Management largely offset an anticipated decline in Information Management. Operating income for the first quarter of 2008 decreased 40%, or $26.3, to $38.9 compared with $65.2 in the prior year. Operating income includes $21.2 of charges, including: (a) $14.1 restructuring charge taken to better align cost structure to business needs, (b) $4.0 in curtailment costs related to the pension plan freeze, and (c) $3.1 settlement charge pursuant to the senior executive retirement plan. The above charges were partially offset by a $2.9 gain from the sale of assets at HR Management.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

As a percentage of revenues, costs of products and services were 65.9% compared to 63.7% during the corresponding period last year. This reflects an increase in costs of products and services as a percentage of revenues at Customer Management, partially offset by lower costs of products and services as a percentage of revenues both at Information Management and HR Management. Selling, general, and administrative expenses of $150.2 increased 4% from the first quarter of 2007. As a percentage of revenues, selling, general and administrative expenses were 21.0% in the first quarter of 2008 compared to 20.1% in the same period last year. The increase was due to higher selling, general, and administrative expenses at Customer Management, reflecting additional capacity expansion and labor costs. The 45% decrease in research and development costs largely reflects reduced spending at Information Management. We are being selective in our approach to research and development spending, focusing our efforts on only the highest impact areas. We are also adding some development efforts in Asia. Compared to the prior year, the 4% decrease in depreciation expense largely reflects assets that became fully depreciated.

As discussed more fully under the heading, “Restructuring Charges,” we recorded a restructuring charge of $14.1 during the first quarter of 2008. In addition, operating income for the first quarter of 2008 was positively impacted by a decrease of $4 in long-term incentive plan expense recorded at Corporate largely reflecting the impact of our recent share price performance and Convergys’ pay-for-performance policy.

During the first quarter of 2008, we recorded equity income in the Cellular Partnerships of $6.8 compared to equity income of $2.0 in the prior year. Interest expense of $3.8 decreased from $4.8 in the prior year primarily reflecting a lower level of debt. Our effective tax rate was 12.0% for the three months ended March 31, 2008 compared to 32.5% in the same period last year. The lower tax rate for the first quarter of 2008 was due to an $8.2 favorable impact from resolution of tax audits during the quarter.

As a result of the forgoing, first quarter 2008 net income and earnings per diluted share were $35.9 and $0.28, respectively, compared with $43.6 and $0.31, respectively, in the first quarter of 2007.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” and EITF 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” Refer to Notes 2 and 5 to the Notes to Consolidated Financial Statements for details related to the adoption of these Standards. The adoption of these Standards did not have any impact on our Consolidated Statements of Income.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

CUSTOMER MANAGEMENT

	Three Months Ended March 31,
	2008	2007	Change	%
Revenues:
Communications	$276.7	$260.3	$16.4	6
Technology	38.5	42.7	(4.2)	(10)
Financial services	61.3	69.1	(7.8)	(11)
Other	99.5	96.9	2.6	3

Total revenues	476.0	469.0	7.0	1

Costs of products and services	322.4	303.7	18.7	6
Selling, general and administrative expenses	110.5	93.0	17.5	19
Research and development costs	1.0	1.4	(0.4)	(29)
Depreciation	14.3	14.0	0.3	2
Amortization	0.5	0.6	(0.1)	(17)
Restructuring charges	5.4	—	5.4	—

Total costs	454.1	412.7	41.4	10

Operating income	$21.9	$56.3	$(34.4)	(61)

Operating margin	4.6%	12.0%

Three Months Ended March 31, 2008 versus Three Months Ended March 31, 2007

Revenues

Customer Management’s revenues were $476.0, a 1% increase from the first quarter of 2007. Revenues from the communication services vertical increased 6% from the first quarter of 2007, reflecting growth with several large wireless clients, partially offset by a reduction in spending from a large communication client due to a reduction in their programs. Volumes from this client have stabilized over the past several months. Revenues from the technology vertical decreased 10%, reflecting reduced spending from a large software company and from a hardware manufacturer. Revenues from the financial services vertical decreased 11%, reflecting completion of programs with clients. Other revenues, which are comprised of clients outside of Customer Management’s three largest industries, increased 3% from the first quarter of 2007. Double digit increases with healthcare and retail programs were partially offset by the completion of a Medicare program.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

Customer Management’s total costs and expenses were $454.1, a 10% increase from the first quarter of 2007. Customer Management’s costs of products and services during the first quarter of 2008 increased 6% to $322.4 from the first quarter of 2007. As a percentage of revenues, costs of products and services were 67.7%, up 290 basis points from 64.8% in the prior year. The impact of revenue growth and cost saving initiatives were offset by increased labor costs and an approximately 80 basis point negative impact resulting from the weakened U.S. dollar. In addition, first quarter of 2007 results included an approximately 100 basis point positive impact from a one-time resolution of a prior cost. Selling, general and administrative expenses of $110.5 in the first quarter of 2008 increased 19% compared to the prior year. This reflects higher costs from capacity expansions during the current year to support anticipated revenue growth as well as costs from adding sales and consulting resources. As a percentage of revenues, selling, general and administrative expenses were 23.2% in the first quarter of 2008 compared to 19.8% in the same period last year. As discussed more fully under the heading, “Restructuring Charges,” we recorded a restructuring charge of $5.4 during the first quarter of 2008 to better align cost structure to future business needs.

Operating Income

As a result of the forgoing, Customer Management’s first quarter 2008 operating income and margin were $21.9 and 4.6%, respectively, compared to $56.3 and 12.0%, respectively, in the first quarter of 2007.

INFORMATION MANAGEMENT

	Three Months Ended March 31,
	2008	2007	Change	%
Revenues:
Data processing	$44.0	$68.2	$(24.2)	(35)
Professional and consulting	63.3	63.1	0.2	—
License and other	55.9	54.6	1.3	2

Total revenues	163.2	185.9	(22.7)	(12)

Costs of products and services	88.7	103.9	(15.2)	(15)
Selling, general and administrative expenses	20.2	29.6	(9.4)	(32)
Research and development costs	9.6	17.1	(7.5)	(44)
Depreciation	7.5	9.0	(1.5)	(17)
Amortization	0.8	1.0	(0.2)	(20)
Restructuring charges	6.9	—	6.9	—

Total costs	133.7	160.6	(26.9)	(17)

Operating income	$29.5	$25.3	$4.2	17

Operating margin	18.1%	13.6%

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Three Months Ended March 31, 2008 versus Three Months Ended March 31, 2007

Revenues

Information Management revenues of $163.2 during the first quarter of 2008 were down 12% compared to the corresponding period last year mainly due to North American client migrations.

Data processing revenues of $44.0 decreased 35% from the corresponding period last year largely reflecting North American client migrations. Compared to prior year, professional and consulting revenues of $63.3 remained relatively flat and license and other revenues increased 2% to $55.9. Higher international revenues from implementation of software and services partially offset the declines in North American clients resulting from migrations and program completions.

Revenues from Sprint Nextel were down 19% in the first quarter of 2008 compared to the corresponding period last year. We expect the revenues from Sprint Nextel to continue to decline as they migrate subscribers from our billing system during 2008.

Costs and Expenses

Information Management’s total costs and expenses were $133.7, a 17% decline from the first quarter of 2007. Compared to prior year, Information Management’s costs of products and services during the first quarter of 2008 decreased 15% to $88.7. The decrease in costs of products and services was due to cost reductions as well as the favorable impact of a shift in revenue mix from data processing to license and services. As a percentage of revenues, costs of products and services were 54.4% in the first quarter of 2008, down from 55.9% in the first quarter of 2007. Selling, general and administrative expenses of $20.2 in the first quarter of 2008 decreased 32% compared to the prior year, reflecting benefits from continued focus on reducing costs. As a percentage of revenues, selling, general and administrative expenses were 12.4% in the first quarter of 2008, compared to 15.9% in the prior year. The 44% decrease in research and development costs reflects our selective approach to research and development spending and focusing our efforts on only the highest impact areas. We are also adding some development efforts in Asia. As discussed more fully under the heading, “Restructuring Charges,” we recorded a restructuring charge of $6.9 during the first quarter of 2008 to better align cost structure to future business needs as well as to shift the geographic mix of some of our resources.

Operating Income

As a result of the forgoing, Information Management’s operating income and operating margin during the first quarter of 2008 were $29.5 and 18.1%, respectively, compared with $25.3 and 13.6%, respectively, during the first quarter of 2007.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

HUMAN RESOURCE MANAGEMENT

	Three Months Ended March 31,
	2008	2007	Change	%
Revenues	$77.2	$65.0	$12.2	19

Costs of products and services	60.9	51.2	9.7	19
Selling, general and administrative expenses	16.8	17.7	(0.9)	(5)
Research and development costs	—	0.6	(0.6)	(100)
Depreciation	2.0	2.3	(0.3)	(13)
Amortization	0.6	0.6	—	—
Restructuring charges	1.8	—	1.8	—

Total costs	82.1	72.4	9.7	13

Operating loss	$(4.9)	$(7.4)	$2.5	(34)

Three Months Ended March 31, 2008 versus Three Months Ended March 31, 2007

Revenues

HR Management’s revenues in the first quarter of 2008 were $77.2, a 19% increase from the first quarter of 2007. Revenue growth due to a contract termination payment received during the quarter was partially offset by declines from the completion of legacy programs.

Costs and Expenses

HR Management’s costs of products and services during the first quarter of 2008 increased 19% to $60.9 from the first quarter of 2007. This increase was due to the costs related to the client contract termination identified above, partially offset by efficiencies with clients currently in live operation. Selling, general and administrative expenses of $16.8 in the first quarter of 2008 decreased 5% compared to the prior year, reflecting improved employee productivity. As a percentage of revenues, selling, general and administrative expenses were 21.8% in the first quarter of 2008, compared with 27.2% in the prior year, primarily reflecting revenue growth. As discussed more fully under the heading, “Restructuring Charges,” we recorded a restructuring charge of $1.8 during the first quarter of 2008 to better align cost structure to future business needs. Results include a $2.9 gain from the sale of assets.

Operating Income

As a result of the forgoing, HR Management’s three months ended March 31, 2008 operating loss improved to $4.9 from $7.4 in the same period last year.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Restructuring Charges

As discussed in Note 4 to Notes to Consolidated Financial Statements, we recorded the following restructuring charges:

2008 Restructuring

During the first quarter of 2008, we initiated a restructuring plan to align resources to future business needs and to shift the geographic mix of some of our resources. The plan resulted in a restructuring charge of $14.1 that will be paid pursuant to our existing severance policy and employment agreements. These actions, which will affect approximately 750 professional and administrative employees worldwide, are expected to be completed by the end of 2008.

Below is a summary of the 2008 net restructuring charge of $14.1, largely to be paid in cash, by segment:

	Customer Management	Information Management	HR Management	Total
Severance costs	$5.4	$6.9	$1.8	$14.1

2007 Restructuring

During the third quarter of 2007, we recorded a restructuring charge of $3.4 at Information Management related to facility closure in the United Kingdom. The $3.4 accrual is equal to the future costs associated with the abandoned facility, net of the proceeds from any probable future sublease agreements. We used estimates, based on consultation with our real estate advisors, to arrive at the proceeds from any future sublease agreements. We will continue to evaluate such estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to this facility closure in the future. At March 31, 2008, this restructuring reserve had an outstanding balance of $2.0, which will be paid over several years until the lease expires.

2006 Restructuring

As discussed more fully in the “Restructuring and Impairment” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, we initiated a restructuring plan in the fourth quarter of 2006.

Restructuring liability activity for the 2006 plan consisted of the following:

	2008	2007
Balance at January 1	$3.1	$20.5
Severance costs	(1.7)	(4.1)
Lease termination payments	—	(0.3)

Balance at March 31	$1.4	$16.1

The remaining accrual of $1.4 at March 31, 2008 reflects timing of payments to employees who are no longer with the Company and were fully paid in April 2008.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

CLIENT CONCENTRATION

Our three largest clients accounted for 33.6% of our revenues during the first three months of 2008, up from 31.6% in the same period of 2007. We serve AT&T, our largest client with 17.3% of revenues in the first three months of 2008, under Information Management and Customer Management contracts. We serve Sprint Nextel, our second largest client, under Information Management and Customer Management contracts. We provide Customer Management services to Sprint Nextel under a contract between Sprint Nextel and IBM, as a subcontractor to IBM. We serve Comcast Corporation, our third largest client in 2008, under Customer Management and Information Management contracts. Volumes under certain of our long-term contracts are subject to variation based on, among other things, the spending by clients on outsourced customer support and subscriber levels.

BUSINESS OUTLOOK

We expect 2008 revenue of $2.85 to $3.0 billion, and diluted earnings per share of $1.31 to $1.36. We continue to expect free cash flow approximately equal to net income for the year.

The second half of 2008 should contribute over 50% of full year revenue, and approximately 60% of the full year diluted earnings per share. The drivers of this improvement are increasing revenue and improving operations in Customer Management and reaching a key go-live milestone for a large client of HR Management, partially offset by lower revenues in Information Management.

We remain focused on delivering segment results consistent with our overall guidance. Full year segment expectations include: Customer Management growth in the second half to achieve revenues of $2.0 to $2.1 billion for 2008 and operating margin of over 10% by the end of the year; Information Management revenues of about $625, with operating margins better than 15%; HR Management revenues of $260 to $270 with an operating loss of less than $15 for the year, provided we achieve the important go-live milestone with a large HR Management client.

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

Cash flow from operating activities totaled $25.5 in the first three months of 2008, compared to $65.2 in the same period last year. Compared to the prior year, the $39.7 decline in cash flow from operations was largely driven by an increase in deferred charges due to additional HRO implementations activities in the current year. We expect to recover some of these implementation costs through progress payments later in 2008.

We used $11.0 for investing activities during the first three months of 2008 compared to $23.8 during the first three months of 2007. We used similar amounts of cash for capital expenditures during both the periods. The decrease in amounts used in investing activities during the first three months of 2008 was mainly due to cash received from the sale of assets and an $8.4 return of capital from the Cellular Partnerships.

We used $54.8 for financing activities during the first three months of 2008 compared to $30.1 during the first three months of 2007. Compared to the prior year, $24.7 increase in financing activities is due to the repurchase of 4.2 million of the Company’s common shares compared to the purchase of 0.7 million of the Company’s common shares in the prior year. We continued to repurchase shares in the first quarter of 2008 at a pace consistent with our belief that this is an opportunity to create shareholder value.

In connection with the implementation of the existing HR Management contracts, we expect to incur more implementation costs, net of implementation revenue, during the remainder of 2008. This will negatively impact cash flow from operations and free cash flows. As further discussed in Note 10 of Notes to Consolidated Financial Statements, the Company expects to make payments of approximately $13 to fund its cash balance pension plan in 2008. This compares to approximately $19 in 2007.

Excluding funding requirements related to acquisitions, we believe that our cash flows from operations and available capital resources will be sufficient to fund these investments. At this point, we are not aware of any capital calls from the general partner of Cincinnati SMSA Limited Partnership.

The Company’s free cash flows, defined as cash flow from operating activities less capital expenditures (net of proceeds related to disposals), were $6.6 and $41.2 for the first three months of 2008 and 2007, respectively. Compared to the prior year, the decrease in free cash flow of $34.6 was due to a relatively lower amount of cash generated from operating activities during the first three months of 2008 as discussed above. The Company uses free cash flow to assess the financial performance of the Company. The Company believes that free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow facilitates management’s ability to strengthen the Company’s balance sheet, to repurchase the Company’s common shares and to repay the Company’s debt obligations. Limitations associated with the use of free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by utilizing both the non-GAAP measure, free cash flow, and the GAAP measure, cash from operating activities, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

We believe that our financial structure and condition are solid. At March 31, 2008, total capitalization was $1,726.8 consisting of $259.5 of short-term and long-term debt and $1,467.3 of equity. This results in a total debt-to-total capital ratio of 15.0%, which compares to 14.6% at December 31, 2007.

The Company’s debt is considered investment grade by the rating agencies. As of March 31, 2008, our borrowing facilities included a $400 Five-Year Competitive Advance and Revolving Credit Facility. As of March 31, 2008, we had no amounts borrowed under this facility. The commitment fee on this facility at March 31, 2008 was 0.1%. The maturity date of the Credit Facility Agreement is October 20, 2011, provided, however, that upon satisfaction of certain conditions contained in the Credit Facility Agreement, we may extend the maturity date by one year. The participating agents in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank and Deutsche Bank AG. The Company’s credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios. Our interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. Our debt-to-EBITDA ratio cannot be greater than 3.25 to 1.0 at any time. We were in compliance with all covenants throughout the first three months of 2008.

In December 2004, the Company issued $250.0 in 4.875% unsecured senior notes due December 15, 2009. The notes were offered and sold pursuant to our universal shelf registration statement, previously declared effective in June 2003. Under the registration statement, we have the ability to offer up to $250.0 in additional debt securities, common shares, preferred shares and/or warrants to purchase such securities. At March 31, 2008 and December 31, 2007, the senior notes had an outstanding balance of $249.5 and $249.4, respectively.

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

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

We repurchased 4.2 million shares for $61.8 during the first three months of 2008 pursuant to our authorizations. We may continue to execute share repurchases from time to time. The timing and terms of the transactions depend on a number of considerations including market conditions and our liquidity. At March 31, 2008, the Company has the authority to purchase an additional 10.6 million common shares pursuant to the current authorization. From April 1 to May 2, 2008, we purchased 1.8 million shares of Convergys stock for $27.5 pursuant to these authorizations.

At March 31, 2008, the Company had outstanding letters of credit of $42.3 related to performance and payment guarantees. The Company does not believe that any obligation that may arise will be material.

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

The majority of the FIN 48 liability for unrecognized tax benefits of $68.8 at March 31, 2008 is expected to be settled within a three-year period.

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

We sometimes use interest rate swaps to hedge our interest rate exposure. These instruments are hedges of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding interest rate swaps covering interest rate exposure at March 31, 2008.

Based upon our exposure to variable rate borrowings, a one-percentage point change in the weighted average interest rate would change our annual interest expense by less than $1.

In 2008, we entered into treasury lock derivative instruments for $200 in anticipation of a probable debt issuance later in 2008. The treasury locks enable us to lock in a treasury yield so that we are no longer exposed to treasury yield movements, which would impact our cost of funds. As of March 31, 2008, the fair value of these derivatives was a payable of $2.8.

Foreign Currency Exchange Rate Risk

Our Company serves many of our U.S.-based clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Canadian dollars (CAD), Philippine pesos (PHP) or Indian rupees (INR), which represents a foreign exchange exposure. We have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward contracts with several financial institutions to acquire a total of CAD 153.0 at a fixed price of $153.3 through March 2009, PHP 14,511.3 at a fixed price of $332.0 through March 2012 and INR 18,381.7 at a fixed price of $423.0 through March 2012. Additionally, we entered into option contracts to purchase approximately CAD 59.0 for a fixed price of $59.2 through June 2009 and PHP 2,406.6 for a fixed price of $60.0 through June 2010. The fair value of these derivative instruments as of March 31, 2008 is presented in Note 15 of Notes to Consolidated Financial Statements. The potential loss in fair value at March 31, 2008 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $103. This loss would be mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency and foreign denominated revenue and profit translated into U.S. dollars. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables and payables that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of March 31, 2008, the fair value of these derivatives was a payable of $2.6.

Form 10-Q Part II

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with General Counsel, the Chief Accounting Officer and other key employees, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Act)) as of the end of the quarter ended March 31, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Form 10-Q Part II

ITEM 1A.	RISK FACTORS.

In addition to the other information in this report, you should carefully consider the factors discussed in Part I, Item 1A: Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that the Company currently deems to be immaterial also may materially, adversely affect our business, financial condition or future results. The risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2007 have not changed materially other than as follows:

We have counterparty credit risk from foreign exchange and other derivative contracts.

We enter into forward exchange contracts and options (derivative contracts) to limit potential foreign currency exposure. The counterparties to these derivative contracts are large financial institutions. The Company is exposed to credit loss in the event of nonperformance by counterparties on the derivative contracts. The Company limits its counterparty credit risk exposures by entering into derivative contracts with several financial institutions.

There have been an increasing number of defaults in certain mortgage- and asset-backed fixed income markets that have recently forced a number of financial institutions to report losses due to write-downs of mortgage- and asset-backed securities. As a result, there is an increased risk that one of counterparties could fail, shut down, file for bankruptcy or be unable to pay out their position under certain derivative contracts. The failure of several counterparties or one counterparty that owes us payment under a derivative contract could adversely affect our financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Through March 31, 2008, we repurchased 4.2 million shares of Convergys stock for $61.8 million pursuant to our share repurchase authorizations. At March 31, 2008, the Company was authorized to repurchase up to 10.6 million additional common shares.

The Company’s first quarter 2008 repurchases of common shares were as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
Jan. 2008	1,942,689	$14.93	1,942,689	12,800,410
Mar. 2008	2,208,800	14.83	2,208,800	10,591,610

Total	4,151,489	$14.88	4,151,489

From April 1 to May 2, 2008, the Company repurchased 1.8 million shares of Convergys stock for $27.5 million pursuant to these authorizations.

Form 10-Q Part II

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2008. The Company’s annual meeting of shareholders was held on April 22, 2008 in Cincinnati, Ohio, at which the following matters were submitted to a vote of the shareholders:

(a)	Votes regarding the election of three Directors for a term expiring in 2011 were as follows:

	For	Withheld
David B. Dillon	103,608,225	12,993,240
Sidney A. Ribeau	105,993,531	10,607,934
David R. Whitwam	103,572,692	13,028,773

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Term expiring in 2009:	John F. Barrett
David F. Dougherty
Joseph E. Gibbs

Term expiring in 2010:	Zoë Baird
Philip A. Odeen
Richard F. Wallman
Thomas L. Monahan, III

(b)	Votes to ratify the appointment of Ernst & Young LLP as the registered independent accounting firm:

For	115,069,077
Against	498,968
Abstained	1,033,420

(c)	Vote to re-adopt the Convergys Corporation 1998 Long-Term Incentive Plan, as amended:

For	76,048,290
Against	16,455,904
Abstained	1,330,555
Non-vote	22,766,716

(d)	Vote on a shareholder proposal to provide that director nominees shall be elected by the affirmative vote of the majority of votes cast at an annual meeting of shareholders when the director nominees exceeds the number of board seats:

For	53,447,432
Against	35,549,856
Abstained	4,837,061
Non-vote	22,767,116

ITEM 5.	OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our Schedule 14A was filed on March 12, 2008.

Form 10-Q Part II

ITEM 6.	EXHIBITS.

(a)	Exhibits.

The following are filed as Exhibits to Part II of this Form 10-Q:

Exhibit Number

3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to Form S-3 filed on August 10, 2000, File No. 333-43404.)

3.2	Regulations of the Company. (Incorporated by reference to Exhibit 3.2 to Form S-1 filed on July 7, 1998, File No. 333-53619.)

4	Rights Agreement dated November 30, 1998 between Convergys Corporation and The Fifth Third Bank. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed December 23, 1998, File No. 001-14379.)

10.1	2008 Form of Time-Based Restricted Stock Unit Award. *

10.2	2008 Form of Performance-Based Restricted Stock Unit Award. *

10.3	2008 Form of Performance Unit Award. *

10.4	Convergys Corporation Amended and Restated Long Term Incentive Plan. *

31.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

Form 10-Q Part II

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation

Date: May 7, 2008	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer (On behalf of the Registrant and as Chief Financial Officer)