Form 10-Q
period 2008-06-30
CONVERGYS CORP
filed 2008-08-01
CIK 1062047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Smaller reporting company	☐	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2008, there were 121,824,301 common shares outstanding, excluding amounts held in Treasury of 60,685,519.

PART I—FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2008	2007	2008	2007
Revenues	$689.5	$707.0	$1,405.9	$1,426.9

Costs and Expenses:
Cost of providing services and products sold	459.6	461.6	931.6	920.4
Selling, general and administrative	139.7	137.1	289.9	281.8
Research and development costs	11.7	19.6	22.3	38.7
Depreciation	29.1	28.4	57.8	58.3
Amortization	2.0	2.2	3.9	4.4
Restructuring charges	—	—	14.1	—

Total costs and expenses	642.1	648.9	1,319.6	1,303.6

Operating Income	47.4	58.1	86.3	123.3
Equity in Earnings of Cellular Partnerships	11.3	3.6	18.1	5.6
Other Income (Expense), net	(0.8)	0.5	(1.9)	2.7
Interest Expense	(4.0)	(4.6)	(7.8)	(9.4)

Income Before Income Taxes	53.9	57.6	94.7	122.2
Income Taxes	13.4	18.8	18.3	39.8

Net Income	$40.5	$38.8	$76.4	$82.4

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	$(0.6)	$7.7	$(4.4)	$8.5
Change related to pension liability	(0.8)	2.8	1.4	2.8
Unrealized gain (loss) on hedging activities	(55.0)	25.4	(78.7)	30.1

Total other comprehensive income (loss)	(56.4)	35.9	(81.7)	41.4

Total Comprehensive Income (Loss)	$(15.9)	$74.7	$(5.3)	$123.8

Earnings Per Common Share:
Basic	$0.33	$0.28	$0.61	$0.60

Diluted	$0.32	$0.28	$0.60	$0.59

Weighted Average Common Shares Outstanding:
Basic	123.0	136.3	125.0	136.5
Diluted	125.3	140.2	127.2	140.5

See Notes to Consolidated Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONSOLIDATED BALANCE SHEETS

(In Millions)	(Unaudited) June 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$54.9	$120.3
Receivables, net of allowances of $5.9 and $7.6	572.0	557.7
Deferred income tax benefits	76.7	32.4
Prepaid expenses	38.2	36.2
Other current assets	55.8	115.0

Total current assets	797.6	861.6
Property and equipment, net	343.1	364.4
Goodwill, net	900.0	896.2
Other intangibles, net	44.5	39.7
Investment in Cellular Partnerships	52.7	55.0
Deferred charges	392.2	304.3
Other assets	56.9	43.0

Total Assets	$2,587.0	$2,564.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt maturing within one year	$51.1	$0.6
Payables, deferred revenue and other current liabilities	446.9	426.3

Total current liabilities	498.0	426.9
Long-term debt	255.7	259.3
Deferred income tax liability	123.8	80.6
Accrued pension liability	114.9	105.2
Deferred revenue	78.9	59.6
Other long-term liabilities	97.4	110.9

Total liabilities	1,168.7	1,042.5

Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized; none outstanding	—	—
Common shares – without par value, 500.0 authorized; 182.5 outstanding in 2008 and 181.2 outstanding in 2007	1,028.1	1,007.4
Treasury stock – 60.7 shares in 2008 and 53.0 in 2007	(1,050.0)	(933.4)
Retained earnings	1,471.6	1,397.4
Accumulated other comprehensive income (loss)	(31.4)	50.3

Total shareholders’ equity	1,418.3	1,521.7

Total Liabilities and Shareholders’ Equity	$2,587.0	$2,564.2

See Notes to Consolidated Financial Statements.

Form 10-Q Part I	Convergys Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Amounts in Millions)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76.4	$82.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61.7	62.7
Deferred income tax expense	42.3	29.5
Equity in earnings of Cellular Partnerships	(18.1)	(5.6)
Stock compensation expense	9.5	12.3
Changes in assets and liabilities:
Change in receivables	(16.7)	(5.9)
Change in other current assets	0.4	(0.9)
Increase in deferred charges, net	(98.4)	(10.6)
Change in other assets and liabilities	17.8	20.6
Change in payables and other current liabilities	(33.9)	(77.5)
Other, net	1.1	(1.9)

Net cash provided by operating activities	42.1	105.1

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(49.8)	(45.9)
Proceeds from disposal of property and equipment	8.4	0.3
Return of capital from Cellular Partnerships	20.4	—
Acquisitions, net of cash acquired	(16.4)	—
Purchase of auction rate securities, net	—	(8.7)

Net cash used in investing activities	(37.4)	(54.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (repayments) of commercial paper and other debt, net	46.9	(31.0)
Purchase of treasury shares	(116.6)	(41.6)
Other	(0.4)	7.7

Net cash used in financing activities	(70.1)	(64.9)

Net (decrease) in cash and cash equivalents	(65.4)	(14.1)
Cash and cash equivalents at beginning of period	120.3	235.9

Cash and cash equivalents at end of period	$54.9	$221.8

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

In December 2007, the FASB issued SFAS No. 160 (SFAS No. 160), “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment to ARB No. 51. SFAS No. 160 applies to all entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

In March 2008, the FASB issued SFAS No. 161 (SFAS No. 161), “Disclosures about Derivative Instruments and Hedging Activities.” The new Standard is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity; however, our disclosures after adoption will comply with the new Standard.

Form 10-Q Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(3)	STOCK-BASED COMPENSATION PLANS

The Company’s operating results for the three and six months ended June 30, 2008 included long-term incentive plan expense of $5.7 and $10.2, respectively, compared to $8.2 and $16.7, respectively, for the same periods in 2007. Long-term incentive plan expense includes: (a) incentive plan expense that is paid in cash based on relative shareholder return and (b) stock compensation expense. Stock compensation expense for the three and six months ended June 30, 2008 was $5.3 and $9.5, respectively, compared to $7.0 and $12.3 respectively, for the same periods in 2007.

Stock Options

A summary of stock option activity for the six months ended June 30, 2008 is presented below:

Shares in Millions Except Per Share Amounts	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Fair Value at Date of Grant (per share)
Outstanding and exercisable at Jan. 1, 2008	10.9	$29.55
Exercised	(0.2)	13.29
Forfeited/cancelled	(0.9)	29.05

Outstanding and exercisable at June 30, 2008	9.8	$30.03	2.5	$12.52

Restricted Stock Awards

During the first six months of 2008, the Company granted 1.6 million shares of restricted stock units at a weighted average fair value of $12.89. Included in the above were approximately 1.2 million shares of performance-related restricted stock units granted at the fair value of $12.08 per share that vest upon the Company’s satisfaction of certain financial performance conditions (relative shareholder return versus the S&P 500 return) as of December 31, 2010. During the six months ended June 30, 2007, the Company granted 1.5 million shares of restricted stock units at a weighted-average fair value of $24.15. Included in the above were approximately 440,000 shares of performance-related restricted stock units granted at the fair value of $21.14 per share that vest upon the Company’s satisfaction of certain financial conditions as of December 31, 2009.

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

	June 30, 2008	June 30, 2007
Expected volatility	30.1%	27.5%
Expected term (in years)	3.0	3.0
Risk-free interest rate	2.1%	4.6%

Form 10-Q Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

The total compensation cost related to non-vested restricted stock and restricted stock units not yet recognized as of June 30, 2008 was approximately $31, which is expected to be recognized over a weighted average of 1.5 years. Changes to non-vested restricted stock and restricted stock units for the six months ended June 30, 2008 were as follows:

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2007	3.5	$20.35
Granted	1.6	12.89
Vested	(1.1)	(14.32)
Forfeited	(0.2)	(18.77)

Non-vested at June 30, 2008	3.8	$17.48

(4)	BUSINESS RESTRUCTURING CHARGES

2008 Restructuring

During the first quarter of 2008, the Company initiated a restructuring plan to align resources to future business needs and to shift the geographic mix of some of its resources. Restructuring actions were taken in each business segment, of which $6.9 related to Information Management, $5.4 related to Customer Care and $1.8 related to HR Management. The severance charge of $14.1 will largely be paid in cash pursuant to the Company’s existing severance policy and employment agreements. These actions, which will affect approximately 750 professional and administrative employees worldwide, are expected to be completed by the end of 2008.

Restructuring liability activity for the 2008 plan consisted of the following:

2008
Balance at January 1, 2008	$—
Severance charge	14.1
Severance payments	(5.4)

Balance at June 30, 2008	$8.7

2007 Restructuring

During the third quarter of 2007, the Company recorded a restructuring charge of $3.4 at Information Management related to a facility closure in the United Kingdom. The $3.4 accrual is equal to the future costs associated with the abandoned facility, net of the proceeds from any probable future sublease agreements. The Company used estimates, based on consultation with its real estate advisors, to arrive at the proceeds from any future sublease agreements. Convergys will continue to evaluate such estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to this facility closure in the future. At June 30, 2008, this restructuring reserve had an outstanding balance of $1.9, which will be paid over several years until the lease expires.

Form 10-Q Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(5)	FAIR VALUE DISCLOSURES

As discussed in Note 2 of the Notes to Consolidated Financial Statements, adoption of SFAS No. 157 did not have an impact on the Company’s financial statements. SFAS No. 157 establishes a fair value hierarchy (level one through three) based on the quality of inputs used in the valuation technique to measure the fair value of identical assets and liabilities. The fair value hierarchy gives the highest priority to quoted market prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) as of June 30, 2008:

	June 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$10.4	—	$10.4	—
Derivative Liabilities	$73.8	—	$73.8	—

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS

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

Goodwill increased to $900.0 at June 30, 2008 from $896.2 at December 31, 2007. This increase was related to the acquisition of Shanghai Hong Xun Software Co., Ltd. from BMI Asia, Inc. in May 2008. This acquisition is expected to expand the Company’s solution footprint with web self-care, service provisioning and workflow management capabilities.

Intangible assets increased to $44.5 at June 30, 2008 from $39.7 at December 31, 2007. This increase resulted from two acquisitions that closed during the second quarter of 2008. In addition to the BMI Asia, Inc. acquisition noted above, in June 2008, the Company also acquired Visage Mobile’s subscriber management platform, which it will add to its product line.

As of June 30, 2008, the Company’s other intangible assets acquired primarily through business combinations consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$46.6	$(43.7)	$2.9
Customer relationships and other intangibles	150.1	(105.6)	44.5

	$196.7	$(149.3)	$47.4

Form 10-Q Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

Intangible amortization expense for the six-month period ended June 30, 2008 and 2007 was $3.9 and $4.4 and is estimated to be approximately $8.5 for the year ended December 31, 2008. Estimated intangible amortization expense for the five subsequent fiscal years is:

For the year ended 12/31/09	$9
For the year ended 12/31/10	$8
For the year ended 12/31/11	$8
For the year ended 12/31/12	$7
For the year ended 12/31/13	$6
Thereafter	$5

The intangible assets are being amortized over the following periods: five years for software and three to twelve years for customer relationships and other. The remaining weighted average amortization period for intangible assets subject to amortization is 5.9 years (4.0 years for software and 6.0 years for customer relationships and other).

(7)	INCOME TAXES

As discussed more fully in the “Income Taxes” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company adopted the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective January 1, 2007.

As of December 31, 2007, the liability for unrecognized tax benefits was $82.9, of which $1.5 is recorded within other current liabilities and $81.4 was recorded within other long-term liabilities in the accompanying Consolidated Financial Statements. As of June 30, 2008, the liability for unrecognized tax benefits was $68.3, of which $1.3 is recorded within other current liabilities and $67.0 is recorded within other long-term liabilities in the accompanying Consolidated Financial Statements. The total amount of net unrecognized tax benefits that would affect income tax expense, if ever recognized in the financial statements is $60.6. This amount includes net interest and penalties of $14.7. The decrease in the liability for unrecognized tax benefits of $14.6 from December 31, 2007 was largely due to the resolution of tax audits in the current year. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will decrease between $13.0 and $23.0 in the next twelve months based upon the resolution of audits; however, actual developments in this area could differ from those currently expected.

As discussed more fully in the “Income Taxes” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the operating results of the foreign entity that accounted for $22.1 of the valuation allowance at December 31, 2007 continued to improve in 2008. As the Company believes the related deferred tax asset will be realized, $15.2 was credited to additional paid in capital during the second quarter of 2008.

The Company’s 2007 tax holiday in India that was scheduled to expire March 2009 has been extended for one year until March 31, 2010.

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

During the six months ended June 30, 2008 and 2007, the Company capitalized $129.7 and $41.7, respectively, of client acquisition and implementation costs. The related amortization for these periods was $41.8 and $23.5, respectively.

(9)	PAYABLES AND OTHER CURRENT LIABILITIES

	At Jun. 30, 2008	At Dec. 31, 2007
Accounts payable	$48.6	$31.2
Accrued taxes	3.3	27.6
Accrued payroll-related expenses	195.8	137.3
Pension liability	5.1	22.0
Accrued expenses, other	111.9	129.6
Restructuring and exit costs	10.6	5.7
Government grants	22.4	22.7
Deferred revenue	49.2	50.2

	$446.9	$426.3

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

During the first quarter of 2008, the Company amended its cash balance plan to cease future benefit accruals and to close participation effective March 31, 2008. After March 31, 2008, participants will not earn future accruals or credits to their cash balance account with respect to compensation earned after March 31, 2008, but will continue to be credited with interest to their cash balance account. This plan amendment resulted in recognizing a curtailment loss of $4.0 during the first quarter of 2008. Components of pension cost for the cash balance plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost (benefits earned during the period)	$—	$4.4	$4.5	$9.0
Interest cost on projected benefit obligation	3.3	2.7	6.5	5.8
Expected return on plan assets	(3.8)	(3.7)	(7.6)	(7.3)
Curtailment loss	—	—	4.0	—
Amortization and deferrals—net	0.5	0.5	1.2	1.3

Pension cost	$—	$3.9	$8.6	$8.8

Components of pension cost for the unfunded executive pension plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost (benefits earned during the period)	$0.5	$0.9	$1.1	$1.9
Interest cost on projected benefit obligation	0.8	1.0	1.7	2.2
Settlement loss	—	—	3.1	0.6
Amortization and deferrals—net	0.1	0.2	0.3	0.5

Pension cost	$1.4	$2.1	$6.2	$5.2

The Company expects to contribute $13.5 to fund its cash balance plan during the third quarter of 2008.

Form 10-Q Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(11)	SHAREHOLDERS’ EQUITY

During the three and six months ended June 30, 2008, the Company repurchased 3.5 million and 7.7 million shares, respectively, of Convergys stock for a total cost of $54.8 and $116.6, respectively. At June 30, 2008, the Company may repurchase 7.1 million common shares pursuant to the available share repurchase authorizations.

There were no shares repurchased from July 1, 2008 through the date of filing this report.

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

At June 30, 2008, the Company had outstanding letters of credit of $43.2 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material.

The Company also has purchase commitments with telecommunications providers of approximately $17 for the remainder of 2008, $30 for 2009 and $24 for 2010.

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

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Customer Management	$469.0	$460.6	$945.0	$929.6
Information Management	161.1	183.4	324.3	369.3
HR Management	59.4	63.0	136.6	128.0

	$689.5	$707.0	$1,405.9	$1,426.9

Depreciation:
Customer Management	$14.4	$13.6	$28.7	$27.6
Information Management	7.6	8.1	15.1	17.1
HR Management	2.1	2.1	4.1	4.4
Corporate	5.0	4.6	9.9	9.2

	$29.1	$28.4	$57.8	$58.3

Amortization:
Customer Management	$0.5	$0.6	$1.0	$1.2
Information Management	0.9	0.9	1.7	1.9
HR Management	0.6	0.7	1.2	1.3

	$2.0	$2.2	$3.9	$4.4

Restructuring Charges:
Customer Management	$—	$—	$5.4	$—
Information Management	—	—	6.9	—
HR Management	—	—	1.8	—

	$—	$—	$14.1	$—

Operating Income (Loss):
Customer Management	$19.4	$44.7	$41.3	$101.0
Information Management	37.9	38.4	67.4	63.7
HR Management	(4.2)	(17.1)	(9.1)	(24.5)
Corporate	(5.7)	(7.9)	(13.3)	(16.9)

	$47.4	$58.1	$86.3	$123.3

Form 10-Q Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Capital Expenditures: (1)
Customer Management	$8.7	$8.1	$18.4	$15.8
Information Management	6.7	2.7	11.1	7.1
HR Management	2.7	2.4	5.3	3.8
Corporate (2)	4.4	8.7	15.0	19.2

	$22.5	$21.9	$49.8	$45.9

(1)	Excluding proceeds from the disposal of property and equipment.
(2)	Includes shared services-related capital expenditures.

	At Jun. 30, 2008	At Dec. 31, 2007
Goodwill:
Customer Management	$576.0	$578.5
Information Management	193.4	187.8
HR Management	130.6	129.9

	$900.0	$896.2

(14)	EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Three Months Ended June 30, 2008	Net Income	Shares	Per Share Amount
Basic EPS	$40.5	123.0	$0.33
Effect of dilutive securities:
Stock-based compensation arrangements	—	2.3	(0.01)

Diluted EPS	$40.5	125.3	$0.32

Six Months Ended June 30, 2008
Basic EPS	$76.4	125.0	$0.61
Effect of dilutive securities:
Stock-based compensation arrangements	—	2.2	(0.01)

Diluted EPS	$76.4	127.2	$0.60

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

The diluted EPS calculation for the six months ended June 30, 2008 and 2007 excludes the effect of 8.0 million and 7.5 million outstanding stock options, respectively, because they are anti-dilutive.

(15)	DERIVATIVE INSTRUMENTS

The Company has outstanding forward exchange contracts and options that mature within the next 48 months, consisting primarily of Canadian dollars, Indian rupees and Philippine pesos with a notional value of $1,050.0 at June 30, 2008 and $701.6 at December 31, 2007. During the first quarter of 2008, the Company entered into treasury lock derivative instruments with a total notional amount of $200.0 in anticipation of a probable debt issuance later in 2008. The treasury lock was terminated during the second quarter of 2008. As it is probable that the Company will issue debt during the second half of 2008, the $6 gain on termination of the treasury lock is recorded within accumulated other comprehensive income in the accompanying Consolidated Financial Statements at June 30, 2008. The gain will be amortized to interest expense over the life of the debt, upon its issuance. All the derivative instruments discussed above are designated and effective as cash flow hedges. The following table reflects the fair value of the derivative instruments included within the Consolidated Financial Statements:

	June 30, 2008	December 31, 2007
Included in other current assets:
Forward exchange contracts and options	$10.0	$67.1
Included in other current liabilities:
Forward exchange contracts and options	$71.8	$3.2

A total of $38.3 of deferred losses and $40.4 of deferred gains, net of tax, related to these cash flow hedges at June 30, 2008 and December 31, 2007, respectively, were accumulated in other comprehensive income. Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings are classified together with the hedged transactions in the consolidated statement of income as costs of providing service. As of June 30, 2008, $4.6 in deferred losses, net of tax, on derivative instruments included in accumulated other comprehensive income are expected to be reclassified into earnings during the next 12 months.

The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. During the six months ended June 30, 2008, a loss of $9.8 was recognized related to changes in fair value of these derivative instruments not designated as hedges, compared to a $2.5 gain for the same period in 2007. The losses largely offset the currency gains that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income/(expense), net in the accompanying Consolidated Statements of Income.

Form 10-Q Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(16)	SUBSEQUENT EVENTS

In July 2008, the Company signed a definitive merger agreement to acquire 100% of Intervoice Inc., a developer of automated voice response systems, for $335 in cash or $8.25 per share. Integration of Intervoice, Inc.’s speech automation, web self-care and mobile applications with the Company’s array of automated and live agent services will enable the Company to build a leadership position in Relationship Management solutions.

The transaction is subject to customary closing conditions and regulatory approvals as well as a valid tender of the outstanding shares of Intervoice, Inc.’s common stock. The Company expects the transaction to close in the third quarter of 2008. The Company intends to initially fund the transaction through existing and new credit facilities and cash on hand. Following the close of the transaction, Intervoice, Inc.’s results will be included within the results of the Company’s Customer Management segment.

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

Customer Management typically recognizes agent-related revenues as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. In a limited number of engagements where the client pays a fixed fee, we recognize revenues based on the specific facts and circumstances of the engagement, using the proportional performance method or upon final completion of the engagement. We sometimes earn supplemental revenues depending on our satisfaction of certain service levels or achievement of certain performance measurement targets. The supplemental revenues are recognized only after the required measurement targets are met. Collection-related services revenue are recognized in the month collection payments are received based on a percentage of cash collected or other contractual parameters. Revenues for professional and consulting services are recognized as the services are performed or upon final completion of the engagement based on the specific facts and circumstances of the engagement.

During the first six months of 2008, Customer Management’s revenues increased 2% to $945.0 compared to the prior year. Customer Management’s operating income and operating margin were $41.3 and 4.4%, respectively, compared with $101.0 and 10.9% in the prior year. The price and volume increase with several of our largest clients was more than offset by approximately $19 of additional expenses due to the weakened U.S. dollar and continued investment to support anticipated future growth.

In July 2008, we signed a definitive merger agreement to acquire 100% of Intervoice Inc., a developer of automated voice response systems, for $335 in cash or $8.25 per share. Integration of Intervoice, Inc.’s speech automation, web self-care and mobile applications with an array of our automated and live agent services will enable us to fully participate in our clients’ growing use of call handling automation strategies. We expect this acquisition to close in the third quarter of 2008.

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

During the first six months of 2008, Information Management’s revenue was $324.3, a 12% decline compared to the prior year mainly due to the anticipated negative impact of North American client migrations. License and related support and maintenance fees, which accounted for 37% of Information Management’s revenues for the first six months of 2008, are earned under perpetual and term license arrangements. The Company invoices its clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. Fees for support and maintenance normally are charged in advance either on an annual, quarterly or monthly basis. Professional and consulting services for installation, implementation, customization, migration, training and managed services accounted for 39% of Information Management’s revenues for the six months ended June 30, 2008. The professional and consulting fees are either invoiced monthly to the Company’s clients based on time and material costs incurred at contractually agreed upon rates or, in some instances, for a fixed fee. Information Management’s remaining revenues consist of monthly fees for processing client transactions in Information Management’s data centers and, in some cases, the clients’ data centers, using Information Management’s proprietary software. These data processing revenues are recognized based on the number of invoices, subscribers or events that are processed by Information Management using contractual rates. Information Management’s operating income and operating margin for the first six months of 2008 were $67.4 and 20.8%, respectively, compared with $63.7 and 17.2%, respectively, in the prior year. This significant improvement resulted from continued focus on cost management, including more focused investment in new product capabilities.

Information Management continues to face competition as well as consolidation within the communications industry. In December 2006, AT&T and Bell South Corporation (Bell South) merged. Prior to the merger, Cingular (a joint venture between AT&T and Bell South) was our largest client in terms of revenue. As a result of the merger, AT&T is now our largest client in terms of revenue. We have assisted AT&T with its strategy to migrate subscribers off of the AT&T Wireless billing systems (that we supported) onto AT&T’s two systems (one of which we support through a managed services agreement). The migration was completed during early 2007. In January 2008, AT&T informed us that it intends to migrate its subscribers from the system that we currently support through a managed services agreement onto AT&T’s other system over the next two years. While the migration is subject to change, we anticipate that this will result in a loss of revenue of an amount equal to approximately 4% and 3% of our 2007 Information Management revenues in 2009 and 2010, respectively. The impact of this migration on our 2008 revenues is negligible. We do not expect this migration to have a material impact on our liquidity and capital resources.

In September 2005, Sprint PCS, a large data processing outsourcing client, completed its acquisition of Nextel Communications. In 2006, Sprint Nextel informed us that it intended to consolidate its billing systems onto a competitor’s system. The migration began in 2006 and was substantially completed by the end of June 30, 2008. Revenues from Sprint Nextel were down 19% in the first half of 2008 compared to the corresponding period last year. We expect revenue from Sprint Nextel to be down by approximately 50% for the twelve months ended December 31, 2008, compared to prior year.

During the second quarter of 2008, we made two small strategic acquisitions to expand our business support systems solution footprint: Shanghai Hong Xun Software Co., Ltd. for its web self-care, service provisioning, and workforce management capabilities and Visage’s Subscriber Management Platform.

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

During the first six months of 2008, HR Management’s revenues increased 7% to $136.6 compared to the prior year. HR Management’s operating loss was $9.1 compared to a loss of $24.5 in the prior year. Last year results included expensing $6.1 in implementation costs related to a large HR BPO contract. The improvement in operating loss also reflects solid management of selling, general and administrative expenses in the first half of 2008.

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

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

CONSOLIDATED RESULTS

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
Revenues	$689.5	$707.0	$(17.5)	(2)	$1,405.9	$1,426.9	$(21.0)	(1)
Cost of Providing Services and Products Sold	459.6	461.6	(2.0)	(1)	931.6	920.4	11.2	1
Selling, General and Administrative	139.7	137.1	2.6	2	289.9	281.8	8.1	3
Research and Development Costs	11.7	19.6	(7.9)	(41)	22.3	38.7	(16.4)	(43)
Depreciation	29.1	28.4	0.7	2	57.8	58.3	(0.5)	(1)
Amortization	2.0	2.2	(0.2)	(9)	3.9	4.4	(0.5)	(11)
Restructuring Charges	—	—	—	—	14.1	—	14.1	—

Total Costs and Expenses	642.1	648.9	(6.8)	(1)	1,319.6	1,303.6	16.0	1

Operating Income	47.4	58.1	(10.7)	(18)	86.3	123.3	(37.0)	(30)
Equity in Earnings of Cellular Partnerships	11.3	3.6	7.7	—	18.1	5.6	12.5	—
Other Income (Expense), net	(0.8)	0.5	(1.3)	—	(1.9)	2.7	(4.6)	—
Interest Expense	(4.0)	(4.6)	0.6	(13)	(7.8)	(9.4)	1.6	(17)

Income Before Income Taxes	53.9	57.6	(3.7)	(6)	94.7	122.2	(27.5)	(23)
Income Taxes	13.4	18.8	(5.4)	(29)	18.3	39.8	(21.5)	(54)

Net Income	$40.5	$38.8	$1.7	4	$76.4	$82.4	$(6.0)	(7)
Diluted earnings per common share	$0.32	$0.28	$0.04	14	$0.60	$0.59	$0.01	2
Operating Margin	6.9%	8.2%			6.1%	8.6%

Three Months Ended June 30, 2008 versus Three Months Ended June 30, 2007

Consolidated revenues for the second quarter of 2008 were $689.5 compared to $707.0 in the prior year. The revenue decline was largely due to anticipated client migrations in Information Management. Operating income for the second quarter of 2008 decreased 18% to $47.4 compared with $58.1 in the prior year. The significant improvement in the HR Management operating loss was more than offset by declines at Customer Management primarily due to the negative impact from the weakened U.S. dollar as well as increased investment to support anticipated future growth. Operating income at Information Management was relatively flat compared to the prior year. Second quarter 2008 diluted earnings per share was $0.32, a 14% increase from the prior year. Strong contribution from the cellular partnerships, a lower tax rate, and an impact of share repurchase program helped offset anticipated operating challenges.

As a percentage of revenues, costs of products and services were 66.7% compared to 65.3% during the corresponding period last year. This reflects an increase in costs of products and services as a percentage of revenues both at Customer Management and Information Management, partially offset by lower costs of products and services as a percentage of revenues at HR Management. Selling, general, and administrative expenses of $139.7 increased 2% from the second quarter of 2007. As a percentage of revenues, selling, general and administrative expenses were 20.3% in the second quarter of 2008 compared to 19.4% in the same period last year. The increase was due to higher selling, general, and administrative expenses at Customer Management, reflecting additional capacity expansion and labor costs. The 41% decrease in research and development costs mostly reflects reduced spending at Information Management. We are being selective in our approach to research and development spending, focusing our efforts on only the highest impact areas. We are also adding some development efforts in Asia and acquiring technology through product partnerships and small acquisitions.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

During the second quarter of 2008, we recorded equity income in the Cellular Partnerships of $11.3 compared to equity income of $3.6 in the prior year. Our effective tax rate was 24.9% for the three months ended June 30, 2008 compared to 32.6% in the same period last year. The lower tax rate for the second quarter of 2008 was primarily due to improvements in profitability of our international operations.

During the three and six months ended June 30, 2008, the Company repurchased 3.5 million and 7.7 million shares, respectively, of Convergys stock.

As a result of the forgoing, second quarter 2008 net income and earnings per diluted share were $40.5 and $0.32, respectively, compared with $38.8 and $0.28, respectively, in the second quarter of 2007.

Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007

Consolidated revenues for the first six months of 2008 were $1,405.9 compared to $1,426.9 in the prior year. Growth in revenues from HR Management and Customer Management partially offset an anticipated decline in Information Management. Operating income for the first half of 2008 decreased 30% to $86.3 compared with $123.3 in the prior year. The improvements at HR Management and at Information Management were more than offset by declines at Customer Management primarily due to the negative impact from the weakened U.S. dollar as well as increased investment to support anticipated future growth. Operating income for the first half of 2008 also includes a $14.1 restructuring charge taken to better align cost structure to business needs.

As a percentage of revenues, costs of products and services were 66.3% compared to 64.5% during the corresponding period last year. This reflects an increase in costs of products and services as a percentage of revenues at Customer Management, partially offset by lower costs of products and services as a percentage of revenues both at Information Management and HR Management. Selling, general, and administrative expenses of $289.9 increased 3% compared to the first half of 2007. As a percentage of revenues, selling, general and administrative expenses were 20.6% in the first half of 2008 compared to 19.7% in the same period last year. The increase was due to higher selling, general and administrative expenses at Customer Management, reflecting additional capacity expansion and labor costs. The 43% decrease in research and development costs largely reflects reduced spending at Information Management. We are being selective in our approach to research and development spending, focusing our efforts on only the highest impact areas. We are also adding some development efforts in Asia and acquiring technology through product partnerships and small acquisitions.

As discussed more fully under the heading, “Restructuring Charges,” we recorded a restructuring charge of $14.1 during the first quarter of 2008. In addition, operating income for the first half of 2008 was positively impacted by a decrease of $6.5 in long-term incentive plan expense recorded at Corporate primarily reflecting the impact of our recent share price performance.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

During the first half of 2008, we recorded equity income in the Cellular Partnerships of $18.1 compared to equity income of $5.6 in the prior year. Interest expense of $7.8 decreased from $9.4 in the prior year primarily reflecting a lower level of debt. Our effective tax rate was 19.3% for the six months ended June 30, 2008 compared to 32.6% in the same period last year. The lower tax rate for the first half of 2008 was due to an $8.2 favorable impact from the resolution of tax audits during the first quarter of 2008 as well as improved profitability of our international operations.

As a result of the forgoing, net income and earnings per diluted share for the first half of 2008 were $76.4 and $0.60 compared with $82.4 and $0.59 in the first half of 2007.

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

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

CUSTOMER MANAGEMENT

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
Revenues:
Communications	$275.3	$267.1	$8.2	3	$552.0	$527.4	$24.6	5
Technology	38.3	37.5	0.8	2	76.8	80.2	(3.4)	(4)
Financial services	57.2	64.7	(7.5)	(12)	118.5	133.8	(15.3)	(11)
Other	98.2	91.3	6.9	8	197.7	188.2	9.5	5

Total revenues	469.0	460.6	8.4	2	945.0	929.6	15.4	2
Cost of products and services	326.6	308.2	18.4	6	649.0	611.9	37.1	6
Selling, general and administrative expenses	107.2	92.4	14.8	16	217.7	185.4	32.3	17
Research and development costs	0.9	1.1	(0.2)	(18)	1.9	2.5	(0.6)	(24)
Depreciation	14.4	13.6	0.8	6	28.7	27.6	1.1	4
Amortization	0.5	0.6	(0.1)	(17)	1.0	1.2	(0.2)	(17)
Restructuring charges	—	—	—	—	5.4	—	5.4	—

Total costs	449.6	415.9	33.7	8	903.7	828.6	75.1	9

Operating Income	$19.4	$44.7	$(25.3)	(57)	$41.3	$101.0	$(59.7)	(59)
Operating Margin	4.1%	9.7%			4.4%	10.9%

Three Months Ended June 30, 2008 versus Three Months Ended June 30, 2007

Revenues

Customer Management’s revenues were $469.0, a 2% increase from the second quarter of 2007. Revenues from the communication services vertical increased 3% from the second quarter of 2007, reflecting growth with large wireless clients, partially offset by a reduction in spending from two large communication clients due to improvements in their operations and service delivery. Revenues from the financial services vertical decreased 12%, reflecting both completion of programs with clients as well as weakness in the financial services sector during the second quarter of 2008. Other revenues, which are comprised of clients outside of Customer Management’s three largest industries, increased 8% from the second quarter of 2007 largely reflecting growth from new programs.

Costs and Expenses

Customer Management’s total costs and expenses were $449.6, an 8% increase from the second quarter of 2007. Customer Management’s costs of products and services during the second quarter of 2008 increased 6% to $326.6 from the second quarter of 2007. As a percentage of revenues, costs of products and services were 69.6%, up 270 basis points from the prior year. The impact of price and volume increases with clients were more than offset by an approximately 250 basis point negative impact resulting from the weakened U.S. dollar as well as increased labor costs. Selling, general and administrative expenses of $107.2 in the second quarter of 2008 increased 16% compared to the prior year. This primarily reflects higher costs from continued investments in infrastructure, capacity and sales resources to support anticipated future growth. Selling, general and administrative expenses in the second quarter of 2008 also includes an approximately 50 basis point negative impact resulting from the weakened U.S. dollar. As a percentage of revenues, selling, general and administrative expenses were 22.9% in the second quarter of 2008 compared to 20.1% in the same period last year.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Operating Income

As a result of the forgoing, Customer Management’s second quarter 2008 operating income and margin were $19.4 and 4.1%, respectively, compared to $44.7 and 9.7%, respectively, in the second quarter of 2007.

Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007

Revenues

Customer Management’s revenues were $945.0, a 2% increase from the first half of 2007. Revenues from the communication services vertical increased 5% from the first half of 2007, reflecting growth with several large wireless clients, partially offset by a reduction in spending from two large communication clients due to improvements in their operations and service delivery. Revenues from the financial services vertical decreased 11%, reflecting completion of programs with clients. Other revenues, which are comprised of clients outside of Customer Management’s three largest industries, increased 5% from the first half of 2007, reflecting growth with several healthcare and retail programs.

Costs and Expenses

Customer Management’s total costs and expenses were $903.7, a 9% increase from the first half of 2007. Customer Management’s costs of products and services during the first half of 2008 increased 6% to $649.0 from the first half of 2007. As a percentage of revenues, costs of products and services were 68.7%, up 290 basis points from 65.8% in the prior year. The impact of price and volume increases with clients were more than offset by an approximately 200 basis point negative impact resulting from the weakened U.S. dollar as well as increased labor costs. In addition, first half of 2007 results included an approximately 60 basis point positive impact from a one-time resolution of a prior cost. Selling, general and administrative expenses of $217.7 in the first half of 2008 increased 17% compared to the prior year. This reflects higher costs from capacity expansions during the current year to support anticipated revenue growth as well as costs from adding sales and consulting resources. As a percentage of revenues, selling, general and administrative expenses were 23.0% in the first half of 2008 compared to 19.9% in the same period last year. As discussed more fully under the heading, “Restructuring Charges,” we recorded a restructuring charge of $5.4 during the first quarter of 2008 to better align cost structure to future business needs.

Operating Income

As a result of the forgoing, Customer Management’s first half of 2008 operating income and margin were $41.3 and 4.4%, respectively, compared to $101.0 and 10.9%, respectively, in the first half of 2007.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

INFORMATION MANAGEMENT

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
Revenues:
Data processing	$35.6	$62.4	$(26.8)	(43)	$79.6	$130.6	$(51.0)	(39)
Professional and consulting	61.6	71.2	(9.6)	(13)	124.9	134.3	(9.4)	(7)
License and other	63.9	49.8	14.1	28	119.8	104.4	15.4	15

Total revenues	161.1	183.4	(22.3)	(12)	324.3	369.3	(45.0)	(12)
Cost of products and services	85.4	95.6	(10.2)	(11)	174.1	199.5	(25.4)	(13)
Selling, general and administrative expenses	18.5	22.4	(3.9)	(17)	38.7	52.0	(13.3)	(26)
Research and development costs	10.8	18.0	(7.2)	(40)	20.4	35.1	(14.7)	(42)
Depreciation	7.6	8.1	(0.5)	(6)	15.1	17.1	(2.0)	(12)
Amortization	0.9	0.9	—	—	1.7	1.9	(0.2)	(11)
Restructuring charges	—	—	—	—	6.9	—	6.9	—

Total costs	123.2	145.0	(21.8)	(15)	256.9	305.6	(48.7)	(16)

Operating Income	$37.9	$38.4	$(0.5)	(1)	$67.4	$63.7	$3.7	6
Operating Margin	23.5%	20.9%			20.8%	17.2%

Three Months Ended June 30, 2008 versus Three Months Ended June 30, 2007

Revenues

Information Management revenues of $161.1 during the second quarter of 2008 were down 12% compared to the corresponding period last year largely due to North American client migrations.

Data processing revenues of $35.6 decreased 43% from the corresponding period last year reflecting North American client migrations. Compared to the prior year, professional and consulting revenues of $61.6 decreased 13% reflecting completion of some programs. License and other revenues increased 28% to $63.9. This reflects strong license revenue from a North American client as well as termination revenue resulting from the substantial completion of the Sprint Nextel migration.

As noted earlier, Sprint Nextel subscriber migration was substantially completed by the end of June 30, 2008. Revenues from Sprint Nextel were down 19% in the second quarter of 2008 compared to the corresponding period last year.

Costs and Expenses

Information Management’s total costs and expenses were $123.2, a 15% decline from the second quarter of 2007. Compared to prior year, Information Management’s costs of products and services during the second quarter of 2008 decreased 11% to $85.4. As a percentage of revenues, costs of products and services were 53.0% in the second quarter of 2008, up slightly from 52.1% in the second quarter of 2007. Selling, general and administrative expenses of $18.5 in the second quarter of 2008 decreased 17% compared to the prior year, reflecting benefits from continued focus on reducing costs. As a percentage of revenues, selling, general and administrative expenses were 11.5% in the second quarter of 2008, compared to 12.2% in the prior year. The 40% decrease in research and development costs reflects our selective approach to research and development spending and focusing our efforts on only the highest impact areas. We are also adding some development efforts in Asia and also acquiring technology through product partnerships and small acquisitions.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Operating Income

As a result of the forgoing, Information Management’s operating income and operating margin during the second quarter of 2008 were $37.9 and 23.5%, respectively, compared with $38.4 and 20.9%, respectively, during the second quarter of 2007.

Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007

Revenues

Information Management revenues of $324.3 during the first half of 2008 were down 12% compared to the corresponding period last year largely due to North American client migrations.

Data processing revenues of $79.6 decreased 39% from the corresponding period last year reflecting North American client migrations. Compared to prior year, professional and consulting revenues of $124.9 decreased 7% reflecting completion of some programs. License and other revenues increased 15% to $119.8. This reflects strong license revenue from a North American client as well as termination revenue resulting from the substantial completion of the Sprint Nextel migration.

Revenues from Sprint Nextel were down 19% in the first half of 2008 compared to the corresponding period last year. We expect revenue from Sprint Nextel to be down by approximately 50% for the twelve months ended December 31, 2008, compared to prior year.

Costs and Expenses

Information Management’s total costs and expenses were $256.9, a 16% decline from the first half of 2007. Compared to prior year, Information Management’s costs of products and services during the first half of 2008 decreased 13% to $174.1. As a percentage of revenues, costs of products and services were 53.7% in the first half of 2008, slightly down from 54.0% in the first half of 2007. Selling, general and administrative expenses of $38.7 in the first half of 2008 decreased 26% compared to the prior year, reflecting benefits from continued focus on reducing costs. As a percentage of revenues, selling, general and administrative expenses were 11.9% in the first half of 2008, compared to 14.1% in the prior year. The 42% decrease in research and development costs reflects our selective approach to research and development spending and focusing our efforts on only the highest impact areas. We are also adding some development efforts in Asia and acquiring technology through product partnerships and small acquisitions. Based on specific opportunities, we may increase our research and development investment in future quarters. As discussed more fully under the heading, “Restructuring Charges,” we recorded a restructuring charge of $6.9 during the first quarter of 2008 to better align cost structure to future business needs as well as to shift the geographic mix of some of our resources.

Operating Income

As a result of the forgoing, Information Management’s operating income and operating margin during the first half of 2008 were $67.4 and 20.8%, respectively, compared with $63.7 and 17.2%, respectively, during the first half of 2007.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

HUMAN RESOURCE MANAGEMENT

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
Revenues:	$59.4	$63.0	$(3.6)	(6)	$136.6	$128.0	$8.6	7
Cost of products and services	47.6	57.8	(10.2)	(18)	108.5	109.0	(0.5)	—
Selling, general and administrative expenses	13.3	19.0	(5.7)	(30)	30.1	36.7	(6.6)	(18)
Research and development costs	—	0.5	(0.5)	(100)	—	1.1	(1.1)	(100)
Depreciation	2.1	2.1	—	—	4.1	4.4	(0.3)	(7)
Amortization	0.6	0.7	(0.1)	(14)	1.2	1.3	(0.1)	(8)
Restructuring charges	—	—	—	—	1.8	—	1.8	—

Total costs	63.6	80.1	(16.5)	(21)	145.7	152.5	(6.8)	(4)

Operating loss	$(4.2)	$(17.1)	$12.9	(75)	$(9.1)	$(24.5)	$15.4	—

Three Months Ended June 30, 2008 versus Three Months Ended June 30, 2007

Revenues

HR Management’s revenues in the second quarter of 2008 were $59.4, a 6% decrease from the second quarter of 2007, largely due to the timing of project completions.

Costs and Expenses

HR Management’s costs of products and services during the second quarter of 2008 decreased 18% to $47.6 from the second quarter of 2007. The decrease was mostly related to expensing $6.1 of implementation costs related to a large HR BPO contract in the second quarter of 2007. As a percentage of revenues, costs of products and services were 80.1% in the second quarter of 2008, down from 91.7% in the second quarter of 2007. Selling, general and administrative expenses of $13.3 in the second quarter of 2008 decreased 30% compared to the prior year, largely reflecting a reduction in headcount and an increase in employees working on client-related projects. As a percentage of revenues, selling, general and administrative expenses were 22.4% in the second quarter of 2008, compared with 30.2% in the prior year.

Operating Income

As a result of the forgoing, HR Management’s three months ended June 30, 2008 operating loss improved to $4.2 from $17.1 in the same period last year.

Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007

Revenues

HR Management’s revenues in the first half of 2008 were $136.6, a 7% increase from the first half of 2007. Revenue growth due to a contract termination payment received during the first quarter of 2008 was partially offset by declines from the completion of legacy programs and timing of a few project completions.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

HR Management’s costs of products and services during the first half of 2008 remained relatively flat at $108.5 compared to the first half of 2007. As a percentage of revenues, costs of products and services were 79.4% in the first half of 2008, down from 85.2% in the first half of 2007. As noted above, the second quarter of 2007 included expensing $6.1 of implementation costs related to a large HR BPO contract. Selling, general and administrative expenses of $30.1 in the first half of 2008 decreased 18% compared to the prior year, largely reflecting a reduction in headcount and an increase in employees working on client-related projects. As a percentage of revenues, selling, general and administrative expenses were 22.0% in the first half of 2008, compared with 28.7% in the prior year. As discussed more fully under the heading, “Restructuring Charges,” we recorded a restructuring charge of $1.8 during the first quarter of 2008 to better align cost structure to future business needs. Results also included a $2.9 gain from the sale of assets from the first quarter of 2008.

Operating Income

As a result of the forgoing, HR Management’s six months ended June 30, 2008 operating loss improved to $9.1 from $24.5 in the same period last year.

Restructuring Charges

As discussed in Note 4 to Notes to Consolidated Financial Statements, we recorded the following restructuring charges:

2008 Restructuring

During the first quarter of 2008, we initiated a restructuring plan to align resources to future business needs and to shift the geographic mix of some of its resources. Restructuring actions were taken in each business segment, of which $6.9 related to Information Management, $5.4 related to Customer Care and $1.8 related to HR Management. The severance charge of $14.1 will largely be paid in cash pursuant to our existing severance policy and employment agreements. These actions, which will affect approximately 750 professional and administrative employees worldwide, are expected to be completed by the end of 2008.

Restructuring liability activity for the 2008 plan consisted of the following:

2008
Balance at January 1, 2008	$—
Severance charge	14.1
Severance payments	(5.4)

Balance at June 30, 2008	$8.7

2007 Restructuring

During the third quarter of 2007, we recorded a restructuring charge of $3.4 at Information Management related to a facility closure in the United Kingdom. The $3.4 accrual is equal to the future costs associated with the abandoned facility, net of the proceeds from any probable future sublease agreements. We used estimates, based on consultation with our real estate advisors, to arrive at the proceeds from any future sublease agreements. We will continue to evaluate such estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to this facility closure in the future. At June 30, 2008, this restructuring reserve had an outstanding balance of $1.9, which will be paid over several years until the lease expires.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

CLIENT CONCENTRATION

Our three largest clients accounted for 33.9% of our revenues during the first six months of 2008, up from 32.4% in the same period of 2007. We serve AT&T, our largest client with 17.8% of revenues in the first six months of 2008, under Information Management and Customer Management contracts. We serve Sprint Nextel, our second largest client, under Information Management and Customer Management contracts. We provide Customer Management services to Sprint Nextel under a contract between Sprint Nextel and IBM, as a subcontractor to IBM. We serve Comcast Corporation, our third largest client in 2008, under Customer Management and Information Management contracts. Volumes under certain of our long-term contracts are subject to variation based on, among other things, the spending by clients on outsourced customer support and subscriber levels.

BUSINESS OUTLOOK

With the continued difficult macroeconomic environment, we now believe results in the second half will be softer than previously expected. Updated guidance for 2008 includes the anticipated closing of the Intervoice, Inc. acquisition in the third quarter of 2008. Our expectations for consolidated 2008 revenues are at the lower end of the previously provided range of $2.85 to $3.0 billion. We expect GAAP earnings of $1.15 to $1.20 per diluted share, including $7-$10 of operational and integration costs in 2008 related to the Intervoice, Inc. acquisition. For Customer Management, revenues are expected to be approximately $2 billion, with operating results in the third quarter about the same as in the second quarter and improvement in operating results in the fourth quarter versus the third quarter. We expect the negative currency impact from the weakening of U.S. dollar will continue in the second half of the year; this is included in our guidance above. We also expect the positive impact of seasonality in the second half to be somewhat muted compared to what it has been in the past due to the economic environment. As it is difficult to time a broader recovery in the economy, there is an element of uncertainty to the growth forecast in Customer Management. Information Management revenues are expected to be higher than $600, with an improved operating margin expectation now in excess of 17% for the full year. For HR Management, revenues are expected to be in the $260-$270 range, with an operating loss of about $20. This includes higher costs than previously anticipated from a large client that is expected to go live in August. Given the size, scope and complexity of this project, there is potential for higher than anticipated costs associated with accomplishing scheduled milestones and ongoing operations. We expect continued strong contribution from the cellular partnerships. For the remainder of the year, we expect cash distributions from the Cellular partnerships to approximate our share of income. We expect an effective tax rate of approximately 25% for the full year. We expect free cash flow in the second half to improve significantly due to: an increase in payments from clients for the HR Management implementations, a reduction in DSO, particularly due to collection of project payments from international programs, and other improvements in working capital balances. We expect free cash flow, together with cash received from the cellular partnerships to approximate net income for the year.

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

Cash flow from operating activities totaled $42.1 in the first six months of 2008, compared to $105.1 in the same period last year. Compared to the prior year, the $63.0 decline in cash flow from operations was driven largely by an increase in deferred charges due to additional HR BPO implementations activities in the current year. We expect to recover some of these implementation costs through progress payments later in 2008.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

We used $37.4 for investing activities during the first six months of 2008 compared to $54.3 during the first six months of 2007. In the second quarter of 2008, we paid $15.9 to make two small acquisitions in the Information Management segment. The investing activity during the first six months of 2008 was favorably impacted by a $20.4 return of capital from the Cellular Partnerships.

We used $70.1 for financing activities during the first six months of 2008 compared to $64.9 during the first six months of 2007. In the first half of 2008, we repurchased 7.7 million of the Company’s common shares for $116.6 compared to the purchase of 1.6 million of the Company’s common shares for $41.6 in the prior year. At June 30, 2008, our borrowings under the $400 Five-Year Competitive Advance and Revolving Credit Facility were $42.5.

In connection with the implementation of our existing HR Management contracts, we expect to continue to incur a significant amount of implementation costs. We are expecting more progress payments later in 2008. Therefore, deferred charges, net of implementation revenue received, in the second half of 2008 is expected to be lower than the amount incurred in the first six months of 2008. As further discussed in Note 10 of Notes to Consolidated Financial Statements, the Company expects to make payments of approximately $13 to fund its cash balance pension plan in 2008. This compares to approximately $19 in 2007.

Excluding funding requirements related to acquisitions, we believe that our cash flows from operations and available capital resources will be sufficient to fund these investments. At this point, we are not aware of any capital calls from the general partner of Cincinnati SMSA Limited Partnership.

The Company’s free cash flows, defined as cash flow from operating activities less capital expenditures (net of proceeds related to disposals), were $0.7 and $59.5 for the first six months of 2008 and 2007, respectively. Compared to the prior year, the decrease in free cash flow of $58.8 was due to a relatively lower amount of cash generated from operating activities during the first six months of 2008 as discussed above. The Company uses free cash flow to assess the financial performance of the Company. The Company believes that free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow facilitates management’s ability to strengthen the Company’s balance sheet, to repurchase the Company’s common shares and to repay the Company’s debt obligations. Limitations associated with the use of free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by utilizing both the non-GAAP measure, free cash flow, and the GAAP measure, cash from operating activities, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

We believe that our financial structure and condition are solid. At June 30, 2008, total capitalization was $1,725.1 consisting of $306.8 of short-term and long-term debt and $1,418.3 of equity. This results in a total debt-to-total capital ratio of 17.8%, which compares to 14.6% at December 31, 2007.

Form 10-Q Part II

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

At June 30, 2008, our borrowing facilities included a $400 Five-Year Competitive Advance and Revolving Credit Facility. At June 30, 2008, we had $42.5 borrowed under this facility. The commitment fee on this facility at June 30, 2008 was 0.1%. The maturity date of the Credit Facility Agreement is October 20, 2011. The participating agents in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank and Deutsche Bank AG. The Company’s credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios. Our interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. Our debt-to-EBITDA ratio cannot be greater than 3.25 to 1.0 at any time. We were in compliance with all covenants throughout the first six months of 2008.

In December 2004, the Company issued $250.0 in 4.875% unsecured senior notes due December 15, 2009. The notes were offered and sold pursuant to our universal shelf registration statement, previously declared effective in June 2003. At June 30, 2008 and December 31, 2007, the senior notes had an outstanding balance of $249.6 and $249.4, respectively. In May 2008, we filed a shelf registration statement for the issuance of senior debt in a form not yet determined.

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

We repurchased 7.7 million shares for $116.6 during the first six months of 2008 pursuant to our authorizations. We may continue to execute share repurchases from time to time. The timing and terms of the transactions depend on a number of considerations including market conditions and our liquidity. At June 30, 2008, the Company has the authority to purchase an additional 7.1 million common shares pursuant to the current authorization.

At June 30, 2008, the Company had outstanding letters of credit of $43.2 related to performance and payment guarantees. The Company does not believe that any obligation that may arise will be material.

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

The majority of the FIN 48 liability for unrecognized tax benefits of $68.3 at June 30, 2008 is expected to be settled within a three-year period.

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

Interest Rate Risk

At June 30, 2008, we had $42.5 in outstanding variable rate borrowings. The carrying amount of our borrowings reflects fair value due to their short-term and variable interest rate features.

We sometimes use interest rate swaps to hedge our interest rate exposure. These instruments are hedges of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding interest rate swaps covering interest rate exposure at June 30, 2008.

Based upon our exposure to variable rate borrowings, a one-percentage point change in the weighted average interest rate would change our annual interest expense by less than $1.

In 2008, we entered into treasury lock derivative instruments for $200 in anticipation of a probable debt issuance later in 2008. The treasury locks enable us to lock in a treasury yield so that we are no longer exposed to treasury yield movements, which would impact our cost of funds. The treasury lock was terminated during the second quarter of 2008. As it is probable that we will issue debt during the second half of 2008, the $6 gain on termination of the treasury lock is included within accumulated other comprehensive income in the accompanying Consolidated Financial Statements at June 30, 2008. The gain will be amortized to interest expense over the life of the debt, upon its issuance.

Foreign Currency Exchange Rate Risk

Our Company serves many of our U.S.-based clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Canadian dollars (CAD), Philippine pesos (PHP) or Indian rupees (INR), which represents a foreign exchange exposure. We have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward contracts with several financial institutions to acquire a total of CAD 126.0 at a fixed price of $124.0 through June 2009, PHP 17,407.2 at a fixed price of $392.0 through June 2012 and INR 19,147.8 at a fixed price of $441.0 through June 2012. Additionally, we entered into option contracts to purchase approximately CAD 33.0 for a fixed price of $32.9 through June 2009 and PHP 2,406.6 for a fixed price of $60.0 through June 2010. The fair value of these derivative instruments as of June 30, 2008 is presented in Note 15 of Notes to Consolidated Financial Statements. The potential loss in fair value at June 30, 2008 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $105. This loss would be mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency and foreign denominated revenue and profit translated into U.S. dollars. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables and payables that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of June 30, 2008, the fair value of these derivatives was a net payable of $1.6.

Form 10-Q Part II

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with General Counsel, the Chief Accounting Officer and other key employees, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Act)) as of the end of the quarter ended June 30, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

We enter into forward exchange contracts and options (derivative contracts) to limit potential foreign currency exposure. The counterparties to these derivative contracts are large financial institutions. The Company is exposed to credit loss in the event of nonperformance by counterparties on the derivative contracts. The Company limits its counterparty credit risk exposures by entering into derivative contracts with significant financial institutions that are rated A (S&P) or better.

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

For the six months ended June 30, 2008, we repurchased 7.7 million shares of Convergys stock for $116.6 million pursuant to our share repurchase authorizations. At June 30, 2008, the Company was authorized to repurchase up to 7.1 million additional common shares.

The Company’s second quarter repurchases of common shares were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Programs
Apr. 2008	1,674,472	$15.55	1,674,472	8,917,138
May 2008	995,100	15.83	995,100	7,922,038
Jun. 2008	840,100	15.50	840,100	7,081,938

Total	3,509,672	$15.63	3,509,672

There were no shares repurchased from July 1, 2008 through the date of filing this report.

Form 10-Q Part II

ITEM 6.	EXHIBITS.

(a)	Exhibits.

The following are filed as Exhibits to Part II of this Form 10-Q:

Exhibit Number
2.1	Agreement and Plan of Merger, dated as of July 15, 2008, among Convergys Corporation, Dialog Merger Sub, Inc. and Intervoice, Inc. (Incorporated by reference to Exhibit 2.1 to Form 8-K filed on July 16, 2008)

3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to Form S-3 filed on August 10, 2000, File No. 333-43404.)

3.2	Regulations of the Company. (Incorporated by reference to Exhibit 3.2 to Form S-1 filed on July 7, 1998, File No. 333-53619.)

4	Rights Agreement dated November 30, 1998 between Convergys Corporation and The Fifth Third Bank. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed December 23, 1998, File No. 001-14379.)

31.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 10-Q Part II

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation

Date: August 1, 2008	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer
(On behalf of the Registrant and as Chief Financial Officer)