Form 10-Q
period 2008-09-30
CONVERGYS CORP
filed 2008-11-05
CIK 1062047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 1-14379

CONVERGYS CORPORATION

Incorporated under the laws of the State of Ohio

201 East Fourth Street, Cincinnati, Ohio 45202

I.R.S. Employer Identification Number 31-1598292

Telephone - Area Code (513) 723-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐ .

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

At October 31, 2008, there were 122,065,504 common shares outstanding, excluding amounts held in Treasury of 60,685,519.

CONVERGYS CORPORATION

Form 10-Q

For the Period Ended

September 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2008	2007	2008	2007
Revenues	$676.2	$703.7	$2,082.1	$2,130.6

Costs and Expenses:
Cost of providing services and products sold	510.1	456.8	1,441.7	1,377.2
Selling, general and administrative	150.3	131.0	440.2	412.8
Research and development costs	15.1	18.9	37.4	57.6
Depreciation	29.2	28.5	87.0	86.8
Amortization	6.0	2.1	9.9	6.5
Restructuring charges	—	3.4	14.1	3.4
Asset impairment	207.5	—	207.5	—

Total costs and expenses	918.2	640.7	2,237.8	1,944.3

Operating (Loss) Income	(242.0)	63.0	(155.7)	186.3
Equity in Earnings of Cellular Partnerships	7.7	2.2	25.8	7.8
Other Income, net	9.6	1.2	7.7	3.9
Interest Expense	(5.5)	(4.2)	(13.3)	(13.6)

(Loss) Income Before Income Taxes	(230.2)	62.2	(135.5)	184.4
Income Tax (Benefit) Expense	(90.2)	20.4	(71.9)	60.2

Net (Loss) Income	$(140.0)	$41.8	$(63.6)	$124.2

Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	$(9.1)	$5.5	$(13.5)	$14.0
Change related to pension liability	—	—	1.4	2.8
Unrealized gain (loss) on hedging activities	(25.5)	6.1	(104.2)	36.2

Total other comprehensive income (loss)	(34.6)	11.6	(116.3)	53.0

Total Comprehensive (Loss) Income	$(174.6)	$53.4	$(179.9)	$177.2

(Loss) Earnings Per Common Share:
Basic	$(1.15)	$0.31	$(0.51)	$0.92

Diluted	$(1.15)	$0.30	$(0.51)	$0.89

Weighted Average Common Shares Outstanding:
Basic	122.0	133.7	124.0	135.6
Diluted	124.7	137.1	126.4	139.4

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In Millions)	(Unaudited) September 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$136.3	$120.3
Receivables, net of allowances of $7.8 and $7.6	594.4	557.7
Deferred income tax benefits	102.8	32.4
Prepaid expenses	43.8	36.2
Other current assets	47.2	115.0

Total current assets	924.5	861.6
Property and equipment, net	418.8	364.4
Goodwill, net	1,110.3	896.2
Other intangibles, net	79.6	39.7
Investment in Cellular Partnerships	48.6	55.0
Deferred charges	186.1	304.3
Other assets	57.9	43.0

Total Assets	$2,825.8	$2,564.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt maturing within one year	$7.9	$0.6
Payables, deferred revenue and other current liabilities	457.7	426.3

Total current liabilities	465.6	426.9
Long-term debt	655.7	259.3
Deferred income tax liability	48.1	80.6
Accrued pension liability	107.5	105.2
Deferred revenue	104.2	59.6
Other long-term liabilities	197.9	110.9

Total liabilities	1,579.0	1,042.5

Shareholders’ Equity	.
Preferred shares – without par value, 5.0 authorized; none outstanding	—	—
Common shares – without par value, 500.0 authorized; 182.7 outstanding in 2008 and 181.2 outstanding in 2007	1,031.2	1,007.4
Treasury stock – 60.7 shares in 2008 and 53.0 in 2007	(1,050.0)	(933.4)
Retained earnings	1,331.6	1,397.4
Accumulated other comprehensive income (loss)	(66.0)	50.3

Total shareholders’ equity	1,246.8	1,521.7

Total Liabilities and Shareholders’ Equity	$2,825.8	$2,564.2

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Amounts in Millions)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(63.6)	$124.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96.9	93.3
Asset impairment	207.5	—
Deferred income tax expense	(64.2)	40.2
Equity in earnings of Cellular Partnerships	(25.8)	(7.8)
Stock compensation expense	14.6	19.1
Changes in assets and liabilities:
Change in receivables	(4.9)	(45.9)
Change in other current assets	14.0	0.4
Change in deferred charges, net	(111.7)	(31.0)
Change in other assets and liabilities	32.7	(5.1)
Change in payables and other current liabilities	(25.4)	(71.8)
Other, net	(1.8)	(4.6)

Net cash provided by operating activities	68.3	111.0

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(72.3)	(77.2)
Proceeds from disposal of property and equipment	8.4	0.3
Return of capital from Cellular Partnerships	32.7	6.0
Acquisitions, net of cash acquired	(307.8)	(2.8)
Sales of auction rate securities, net	—	30.0

Net cash used in investing activities	(339.0)	(43.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (repayments) of commercial paper and other debt, net	403.3	(68.3)
Purchase of treasury shares	(116.6)	(127.6)
Other	—	9.6

Net cash provided (used) in financing activities	286.7	(186.3)

Net increase (decrease) in cash and cash equivalents	16.0	(119.0)
Cash and cash equivalents at beginning of period	120.3	235.9

Cash and cash equivalents at end of period	$136.3	$116.9

See Notes to Consolidated Financial Statements.

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

The Company reports three segments: (i) Customer Management, which provides outsourced agent-assisted and self-service customer care solutions as well as consulting and technology solutions to the in-house market, (ii) Information Management, which provides business and operating support system solutions for the global communications industry; and (iii) HR Management, which provides human resource business process outsourcing solutions, talent management and learning solutions.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in Financial Statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. Interim Consolidated Financial Statements are not necessarily indicative of the financial position or operating results for an entire year. These interim Consolidated Financial Statements should be read in conjunction with the audited Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.

We file annual, quarterly, current reports and proxy statements with the SEC. These filings are available to the public over the Internet on the SEC’s web site at http://www.sec.gov and on the Company’s web site at http://www.convergys.com. You may also read and copy any document we file with the SEC at its public reference facilities in Washington, D.C. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. You can also inspect reports, proxy statements and other information about Convergys at the offices of the NYSE Euronext, 11 Wall Street, New York, New York 10005.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company beginning January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the Consolidated Financial Statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, SFAS No. 157 is effective beginning January 1, 2009. Adoption of this Standard on January 1, 2008 did not have an impact on the Company’s Financial Statements. See Note 6 of Notes to Consolidated Financial Statements for disclosures related to the adoption of this Standard. The Company is in the process of evaluating the impact that SFAS No. 157 will have on nonfinancial assets and liabilities not valued on a recurring basis (at least annually).

In April 2007, the FASB issued EITF 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” This Standard requires an employer to recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” if, in substance, a postretirement benefit plan exists. The Company adopted EITF 06-04 effective January 1, 2008. Adoption of this Standard did not have any impact on the Company’s Consolidated Statements of Operations and resulted in a $2.2 reduction to the retained earnings balance as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS No. 141R) which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its Financial Statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill and any noncontrolling interest in the acquiree. The Statement also provides for disclosures to enable users of the Financial Statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for Financial Statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to business combinations completed on or after that date. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until December 31, 2008. Adoption of SFAS No. 141R will have an impact on the Company’s Consolidated Financial Statements when effective, but the nature and magnitude of the specific effects will depend upon the terms and size of the acquisitions consummated after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment to ARB No. 51. SFAS No. 160 applies to all entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new Standard is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS No. 161 is effective for Financial Statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity; however, our disclosures after adoption will comply with the new Standard.

In April 2008, the FASB issued Staff Position FAS142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumption used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Asset.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 will be effective for Financial Statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 will have on the Company’s Consolidated Financial Statements.

(3)	ACQUISITIONS

On September 3, 2008, the Company acquired 100 percent of the outstanding common shares of Intervoice, Inc. (Intervoice), a developer of automated voice response systems, for cash consideration of $335.0, or $8.25 per share. Intervoice is a market leader in the delivery of personalized, multi-channel automated information solutions that connect people with information, empowering them to control the way they interact with a business. Integration of Intervoice’s speech automation, web self-care and mobile applications with the Company’s array of automated and live agent services will enable the Company to build upon its leadership position in Relationship Management solutions. The designed voice solutions result in improved operational efficiencies, new revenue streams, and most importantly enhanced differentiation in the large and growing automated services market.

The Intervoice acquisition was accounted for as a purchase transaction. The purchase price has been allocated to fixed assets, liabilities and tangible and identifiable intangible assets based on preliminary independent appraisals of their respective fair values. The excess purchase price over the estimated fair value of the net assets acquired was allocated to goodwill. Intervoice’s results were included within the Customer Management segment upon acquisition and goodwill, as reflected in the table below, was entirely assigned to the Customer Management segment. The operating results of Intervoice were included in the Consolidated Financial Statements of the Company since the date of the acquisition. This acquisition was financed using the $400 Five-Year Competitive Advance and Revolving Credit Facility.

The Company is in the process of obtaining third-party valuations of the intangible assets; thus, the allocation of the purchase price is subject to change. The Company expects to finalize the opening balance sheet related to this acquisition by December 31, 2008. The purchase price and the preliminary allocation are as follows:

Assets:
Cash	$45.4
Accounts receivable	36.7
Property, plant & equipment	83.9
Goodwill	211.5
Intangible and other assets	124.1
Liabilities:
Accounts payable	(11.1)
Accrued liabilities	(18.2)
Deferred taxes	(74.3)
Other long-term liabilities	(63.0)

Acquisition Price	$335.0

The acquisition does not meet the thresholds for a significant acquisition and, therefore, no pro forma financial information is presented.

(4)	STOCK-BASED COMPENSATION PLANS

The Company’s operating results for the three and nine months ended September 30, 2008 included long-term incentive plan expense of $2.9 and $13.1, respectively, compared to $3.3 and $20.1, respectively, for the same periods in 2007. Long-term incentive plan expense includes: (a) incentive plan expense that is paid in cash based on relative shareholder return and (b) stock compensation expense. Stock compensation expense for the three and nine months ended September 30, 2008 was $5.1 and $14.6, respectively, compared to $6.7 and $19.1 respectively, for the same periods in 2007.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2008 is presented below:

Shares in Millions Except Per Share Amounts	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Fair Value at Date of Grant (per share)
Outstanding and exercisable at Jan. 1, 2008	10.9	$29.55
Exercised	(0.2)	13.23
Forfeited/cancelled	(1.3)	24.82

Outstanding and exercisable at September 30, 2008	9.4	$30.70	2.4	$12.75

Restricted Stock Awards

During the first nine months of 2008, the Company granted 1.6 million shares of restricted stock units at a weighted average fair value of $12.91. Included in the above were approximately 1.2 million shares of performance-related restricted stock units granted at the fair value of $12.10 per share that vest upon the Company’s satisfaction of certain financial performance conditions (relative shareholder return versus the S&P 500 return) as of December 31, 2010. During the nine months ended September 30, 2007, the Company granted 1.5 million shares of restricted stock units at a weighted-average fair value of $24.12. Included in the above were approximately 440,000 shares of performance-related restricted stock units granted at the fair value of $21.09 per share that vest upon the Company’s satisfaction of certain financial conditions as of December 31, 2009.

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

	September 30, 2008	September 30, 2007
Expected volatility	30.1%	27.5%
Expected term (in years)	3.0	3.0
Risk-free interest rate	2.1%	4.6%

The total compensation cost related to non-vested restricted stock and restricted stock units not yet recognized as of September 30, 2008 was approximately $26, which is expected to be recognized over a weighted average of 1.5 years. Changes to non-vested restricted stock and restricted stock units for the nine months ended September 30, 2008 were as follows:

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2007	3.5	$20.35
Granted	1.6	12.91
Vested	(1.1)	(14.74)
Forfeited	(0.3)	(17.99)

Non-vested at September 30, 2008	3.7	$17.06

(5)	BUSINESS RESTRUCTURING CHARGES

2008 Restructuring

During the first quarter of 2008, the Company initiated a restructuring plan to align resources to future business needs and to shift the geographic mix of some of its resources. Restructuring actions were taken in each business segment, of which $6.9 related to Information Management, $5.4 related to Customer Management and $1.8 related to HR Management. The severance charge of $14.1 will largely be paid in cash pursuant to the Company’s existing severance policy and employment agreements. These actions, which will affect approximately 750 professional and administrative employees worldwide, are expected to be completed by the end of 2008.

Restructuring liability activity for the 2008 plan consisted of the following:

2008
Balance at January 1, 2008	$—
Severance charge	14.1
Severance payments	(9.2)

Balance at September 30, 2008	$4.9

2007 Restructuring

During the third quarter of 2007, the Company recorded a restructuring charge of $3.4 at Information Management related to a facility closure in the United Kingdom. The $3.4 accrual is equal to the future costs associated with the abandoned facility, net of the proceeds from any probable future sublease agreements. The Company used estimates, based on consultation with its real estate advisors, to arrive at the proceeds from any future sublease agreements. The Company will continue to evaluate such estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to this facility closure in the future. At September 30, 2008, this restructuring reserve had an outstanding balance of $1.7, which will be paid over several years until the lease expires.

(6)	FAIR VALUE DISCLOSURES

As discussed in Note 2 of the Notes to Consolidated Financial Statements, adoption of SFAS No. 157 did not have an impact on the Company’s Financial Statements. SFAS No. 157 establishes a fair value hierarchy (Level 1 through 3) based on the quality of inputs used in the valuation technique to measure the fair value of identical assets and liabilities. The fair value hierarchy gives the highest priority to quoted market prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) as of September 30, 2008:

	September 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$2.3	—	$2.3	—
Derivative liabilities	$97.1	—	$97.1	—

(7)	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill increased to $1,110.3 at September 30, 2008 from $896.2 at December 31, 2007. The additions to the goodwill during the nine months ended September 30, 2008 mostly related to the acquisition of Intervoice, as discussed in Note 3 of the Notes to Consolidated Financial Statements.

As discussed more fully in the “Goodwill and Other Intangible Assets” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company is required to test goodwill for impairment annually and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. During the third quarter of 2008, the Company performed an impairment review of the $130.3 of goodwill related to the HR Management segment. The review was triggered by the $207.5 of asset impairment charges taken during the third quarter of 2008 as described in Note 9 of the Notes to Consolidated Financial Statements. The impairment test for goodwill involves a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the second step requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Fair value of the Company’s reporting unit is determined using a combination of the market approach and the income approach. Under the market approach, fair value is based on actual stock price or transaction prices of comparable companies. The market approach requires significant judgment regarding the selection of comparable companies. Under the income approach, value is dependent on the present value of net cash flows to be derived from the ownership. The income approach requires significant judgment including estimates about future cash flows and discount rates.

The Company has determined that the fair value of the HR Management segment is less than its carrying value as of September 30, 2008 and, therefore, the second step of the test is required. The Company has engaged an outside appraisal firm to assist in valuing the intangible assets of the HR Management segment. As this process is not complete, the Company cannot determine if an impairment loss is either probable or estimable. The Company expects to complete the step-two test no later than December 31, 2008. The resulting impairment loss, if any, will be recognized and reflected in the Consolidated Statements of Operations at that time.

Intangible assets (including software and customer relationships) increased to $120.3 at September 30, 2008 from $40.8 at December 31, 2007. The increase from the acquisition of Intervoice as discussed in Note 3 of the Notes to Consolidated Financial Statements was partially offset by amortization expenses. As of September 30, 2008, the Company’s total intangible assets acquired primarily through business combinations consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified with property, plant & equipment)	$84.6	$(43.9)	$40.7
Customer relationships and other intangibles	194.0	(114.4)	79.6

Total Intangible Assets	$278.6	$(158.3)	$120.3

Customer relationships and other intangibles related amortization expense for the nine month period ended September 30, 2008 and 2007 was $9.9 and $6.5, respectively, and is estimated to be approximately $12 for the year ended December 31, 2008. As mentioned above, the increase in the total intangible assets is mostly related to the Intervoice acquisition, and the Company is in the process of obtaining third-party valuations of the intangible assets; thus, the amortization expense and the weighted average useful life of the total intangible assets is subject to change. The Company expects to finalize the opening balance sheet related to this acquisition by December 31, 2008.

(8)	INCOME TAXES

As discussed more fully in the “Income Taxes” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company adopted the provisions of Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007.

As of December 31, 2007, the liability for unrecognized tax benefits was $82.9, of which $1.5 is recorded within other current liabilities and $81.4 was recorded within other long-term liabilities in the accompanying Consolidated Financial Statements. As of September 30, 2008, the liability for unrecognized tax benefits was $66.9, of which $1.3 is recorded within other current liabilities and $65.6 is recorded within other long-term liabilities in the accompanying Consolidated Financial Statements. The total amount of net unrecognized tax benefits that would affect income tax expense, if ever recognized in the Financial Statements is $60.8. This amount includes net interest and penalties of $14.5. The decrease in the liability for unrecognized tax benefits of $16.0 from December 31, 2007 was largely due to resolution of tax audits in the current year. The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease between $13.0 and $23.0 in the next twelve months based upon the resolution of audits; however, actual developments in this area could differ from those currently expected.

(9)	DEFERRED CHARGES

The Company often performs, in connection with its outsourcing arrangements, certain set-up activities or implementations, including the installation and customization of the Company’s proprietary software in its centers. Additionally, with regard to arrangements where all of the services are accounted for as a single unit of accounting, the Company defers all revenue until it begins to deliver the final service. In connection with these arrangements, the Company capitalizes all direct and incremental multiple-element costs (by analogy to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”) to the extent recovery of these costs is probable. All implementation and set-up activity costs are amortized ratably over the life of the arrangements as costs of providing service. Deferred amounts are periodically evaluated for impairment or when circumstances indicate a possible inability to recover their carrying amounts. In the event these costs are not deemed recoverable, the Company follows the guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to determine if an impairment exists. The Company evaluates the probability of recovery by considering profits to be earned during the term of the related contract, the creditworthiness of the client and, if applicable, termination for convenience fee payable by the client in the event that the client terminates the contract early.

During the third quarter of 2008, the Company recorded $272.9 of impairment and implementation charges, of which $207.5 was due to asset impairment and $65.4 was due to expensing of implementation costs that exceeded the termination for convenience fees in the contract at September 30, 2008. Based upon the contract profitability analysis completed in the third quarter of 2008 two HR Management contracts were projected to be unprofitable over their contract terms due to an increase in overall implementation and delivery costs. As a result, $207.5 of the capitalized costs related to these contracts were impaired, and were, therefore, written down in the quarter. After the write-off, one of the contracts is expected to be profitable over its remaining contract term and the other contract is expected to continue to generate losses. The losses from this executory contract will be recorded as incurred, over the contract term through 2016 in the Company’s Consolidated Statements of Operations and are not material to the Company’s Consolidated Financial Statements.

Further, during the third quarter of 2008, the costs of implementing another large HR outsourcing client exceeded the amount recoverable under the contract at September 30, 2008, even though the contract is expected to be profitable over its term. When implementation costs are deemed not recoverable in accordance with our accounting policy, we expense such excess costs even if the contract is profitable over its term. (See also “Deferred Charges” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for more detailed discussions on deferred charges and the Company’s policy on assessing recoverability of deferred charges). The $65.4 charge is classified within the costs of providing services and products sold caption in the accompanying Consolidated Statements of Operations.

During the nine months ended September 30, 2008 and 2007, the Company capitalized $206.0 and $80.0, respectively, of client acquisition and implementation costs. The amortization and the impairment charge recorded during the nine months ended September 30, 2008 was $324.2 compared to $37.5 in the same period last year.

(10)	PAYABLES AND OTHER CURRENT LIABILITIES

	At Sept. 30, 2008	At Dec. 31, 2007
Pension liability	$4.4	$22.0
Restructuring and exit costs	6.6	5.7
Government grants	21.7	22.7
Accrued taxes	22.2	27.6
Accounts payable	52.9	31.2
Deferred revenue	73.3	50.2
Accrued expenses, other	154.6	132.8
Accrued payroll-related expenses	122.0	134.1

	$457.7	$426.3

(11)	EMPLOYEE BENEFIT PLANS

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

Components of pension cost for the cash balance plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost (benefits earned during the period)	—	$4.5	$4.5	$13.5
Interest cost on projected benefit obligation	2.7	2.9	9.2	8.7
Expected return on plan assets	(3.2)	(3.6)	(10.8)	(10.9)
Curtailment loss	—	—	4.0	—
Settlement loss	6.1	—	6.1	—
Amortization and deferrals - net	(0.4)	0.6	0.8	1.9

Pension cost	$5.2	$4.4	$13.8	$13.2

Components of pension cost for the unfunded executive pension plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost (benefits earned during the period)	$0.5	$0.9	$1.6	$2.8
Interest cost on projected benefit obligation	0.9	1.1	2.6	3.3
Settlement loss	0.2	—	3.3	0.6
Amortization and deferrals—net	0.1	0.3	0.4	0.8

Pension cost	$1.7	$2.3	$7.9	$7.5

The Company contributed $13.5 to fund its cash balance plan during the third quarter of 2008.

(12)	SHAREHOLDERS’ EQUITY

During the nine months ended September 30, 2008, the Company repurchased 7.7 million shares of Convergys stock for a total cost of $116.6. There were no shares repurchased during the third quarter of 2008 and from October 1, 2008 through the date of filing this report. As of September 30, 2008, the Company may repurchase 7.1 million common shares pursuant to the available share repurchase authorizations.

(13)	COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in various loss contingencies, including tax and legal contingencies, that arise in the ordinary course of business. At this time, the Company believes that the results of any such contingencies, either individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition. However, the outcome of any litigation cannot be predicted with certainty. An unfavorable resolution of one or more pending matters could have a materially adverse impact on the Company’s financial conditions in the future.

Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of Intervoice during the period from October 12, 1999 through June 6, 2000 (the Class Period). Plaintiffs have filed claims, which were consolidated into one proceeding, under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 against Intervoice as well as certain named current and former officers and directors of Intervoice on behalf of the alleged class members. In the complaint, Plaintiffs claim that Intervoice and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of Intervoice, the results of the merger with Brite and the alleged future business projections of Intervoice. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.

The District Court dismissed the Plaintiffs’ complaint because it lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. The Plaintiffs appealed the dismissal to the United States Court of Appeals for the Fifth Circuit, which affirmed the dismissal in part and reversed in part. The Fifth Circuit remanded a limited number of issues for further proceedings in the District Court.

On September 26, 2006, the District Court granted the Plaintiffs’ motion to certify a class of people who purchased Intervoice stock during the Class Period. On November 14, 2006, the Fifth Circuit granted Intervoice’s petition to appeal the District Court’s decision to grant Plaintiffs’ motion to certify a class. On January 8, 2008, the Fifth Circuit vacated the District Court’s class-certification order and remanded the case to the District Court for further consideration in light of the Fifth Circuit’s decision in Oscar Private Equity Investments v. Allegiance Telecom, Inc. The parties filed additional briefing in the District Court regarding class certification and are awaiting the District Court’s ruling. The District Court granted Plaintiffs’ motion for leave to file a second amended complaint and Intervoice moved to dismiss portions of that amended complaint. On March 14, 2008, the District Court granted that motion in part and denied it in part. Intervoice has largely completed the production of documents in response to the Plaintiffs’ requests for production. The Company continues to vigorously defend the case.

The Company leases certain equipment and facilities used in its operations under operating leases. This includes the Company’s office complex in Orlando, Florida, which is leased from Wachovia Development Corporation (Lessor), a wholly owned subsidiary of Wachovia Corporation, under an agreement that expires in June 2010. Upon termination or expiration of the lease, the Company must either purchase the property from the Lessor for $65.0 or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than $65.0, the amount paid by the Lessor for the purchase of the complex from an unrelated third party, the Company has agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, the Company is entitled to collect the excess. At the inception of the lease, the Company recognized a liability of approximately $5.0 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. The Company recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which is being amortized to rental expense over the lease term. The liability will remain on the balance sheet until the end of the lease term. Under the terms of the lease, the Company will also provide certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. The Company does not expect such amounts, if any, to be material. The Company has concluded that it is not required to consolidate the Lessor pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51.

At September 30, 2008, the Company had outstanding letters of credit of $46.5 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material.

The Company also has purchase commitments with telecommunications providers of approximately $9 for the remainder of 2008, $30 for 2009 and $24 for 2010.

(14)	BUSINESS SEGMENT INFORMATION

As discussed in Note 1, the Company has three segments, which are identified by service offerings. Customer Management provides outsourced agent-assisted and self-service customer care solutions as well as consulting and technology solutions to the in-house market. Information Management provides business and operating support system solutions for the global communications industry. HR Management provides human resource business process outsourcing solutions, talent management and learning solutions. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Customer Management	$483.2	$462.9	$1,428.2	$1,392.5
Information Management	133.6	177.6	457.9	546.9
HR Management	59.4	63.2	196.0	191.2

	$676.2	$703.7	$2,082.1	$2,130.6

Depreciation:
Customer Management	$15.0	$14.0	$43.7	$41.6
Information Management	6.6	7.8	21.7	24.9
HR Management	2.4	2.2	6.5	6.6
Corporate	5.2	4.5	15.1	13.7

	$29.2	$28.5	$87.0	$86.8

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Amortization:
Customer Management	$1.4	$0.6	$2.4	$1.8
Information Management	4.0	0.9	5.7	2.8
HR Management	0.6	0.6	1.8	1.9

	$6.0	$2.1	$9.9	$6.5

Restructuring Charges:
Customer Management	$—	$—	$5.4	$—
Information Management	—	3.4	6.9	3.4
HR Management	—	—	1.8	—

	$—	$3.4	$14.1	$3.4

Operating Income (Loss):
Customer Management	$23.3	$40.4	$64.6	$141.4
Information Management	17.4	34.1	84.8	97.8
HR Management	(279.8)	(8.3)	(288.9)	(32.8)
Corporate	(2.9)	(3.2)	(16.2)	(20.1)

	$(242.0)	$63.0	$(155.7)	$186.3

Capital Expenditures: (1)
Customer Management	$10.9	$8.7	$29.3	$24.5
Information Management	4.1	7.2	15.2	14.3
HR Management	1.8	10.8	7.1	14.6
Corporate (2)	5.7	4.6	20.7	23.8

	$22.5	$31.3	$72.3	$77.2

(1)	Excluding proceeds from the disposal of property and equipment.

(2)	Includes shared services-related capital expenditures.

	At Sept. 30, 2008	At Dec. 31, 2007
Goodwill:
Customer Management	$786.1	$578.5
Information Management	193.9	187.8
HR Management	130.3	129.9

	$1,110.3	$896.2

(15)	EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Three Months September 30, 2008	Net (Loss) Income	Shares	Per Share Amount
Basic EPS	$(140.0)	122.0	$(1.15)
Effect of dilutive securities:
Stock-based compensation arrangements			—

Diluted EPS	$(140.0)	122.0	$(1.15)

Nine Months September 30, 2008
Basic EPS	$(63.6)	124.0	$(0.51)
Effect of dilutive securities:
Stock-based compensation arrangements			—

Diluted EPS	$(63.6)	124.0	$(0.51)

Three Months September 30, 2007
Basic EPS	$41.8	133.7	$0.31
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.4	(0.01)

Diluted EPS	$41.8	137.1	$0.30

Nine Months September 30, 2007
Basic EPS	$124.2	135.6	$0.92
Effect of dilutive securities:
Stock-based compensation arrangements	—	3.8	(0.03)

Diluted EPS	$124.2	139.4	$0.89

The diluted EPS calculation for the three and nine months ended September 30, 2008 excludes the effect of dilutive securities because of the loss from continuing operations. The diluted EPS calculation for the nine months ended September 30, 2007 excludes the effect of 9.1 million outstanding stock options because they are anti-dilutive.

(16)	DERIVATIVE INSTRUMENTS

The Company has outstanding forward exchange contracts and options that mature within the next 48 months, consisting primarily of Canadian dollars, Indian rupees and Philippine pesos with a notional value of $966.4 at September 30, 2008 and $701.6 at December 31, 2007. All the derivative instruments discussed above are designated and effective as cash flow hedges. The following table reflects the fair value of the derivative instruments included within the Consolidated Financial Statements:

	September 30, 2008	December 31, 2007
Included within other current assets:
Forward exchange contracts and options	$2.0	$67.1
Included within other current liabilities and other long-term liabilities:
Forward exchange contracts and options	$97.1	$3.2

A total of $63.8 of deferred losses and $40.4 of deferred gains, net of tax, related to these cash flow hedges at September 30, 2008 and December 31, 2007, respectively, were accumulated in Other Comprehensive Income (Loss). Gains and losses on derivative contracts that are reclassified from accumulated Other Comprehensive Income to current period earnings are classified together with the hedged transactions in the Consolidated Statement of Operations as costs of providing services and products sold. As of September 30, 2008, deferred losses of $26.3 ($17.3 net of tax), on derivative instruments included in accumulated other comprehensive income are expected to be reclassified into earnings during the next 12 months.

The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. During the nine months ended September 30, 2008, a loss of $3.8 was recognized related to changes in fair value of these derivative instruments not designated as hedges, compared to a $1.5 gain for the same period in 2007. The losses largely offset the currency gains that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within Other Income, net in the accompanying Consolidated Statements of Operations. During the first quarter of 2008, the Company had entered into treasury lock derivative instruments with a total notional amount of $200.0 in anticipation of a probable debt issuance later in 2008. The treasury lock was terminated during the second quarter of 2008 and the gain on the termination was recorded within accumulated Other Comprehensive Income of the Consolidated Financial Statements at June 30, 2008. In the current financial market conditions, the Company does not expect to issue debt in the near future, therefore, the $6.0 gain on termination of the treasury lock is recognized within the Other Income, net in the accompanying Consolidated Statements of Operations at September 30, 2008.

(17)	POTENTIAL SEPARATION OF INFORMATION MANAGEMENT SEGMENT

The Company’s board of directors and senior management team are evaluating a potential separation of the Information Management segment from Convergys to create two independent, publicly traded companies, each focused on its own set of business opportunities. The board has retained a third party financial advisor to assist them in this process. Given the current economic and financial markets, the board of directors and senior management of the Company will provide an update regarding the evaluation in the first quarter of 2009.

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

We report three segments: (i) Customer Management, which provides outsourced agent-assisted and self-service customer care solutions as well as consulting and technology solutions to the in-house market, (ii) Information Management which provides business and operating support system solutions for the global communications industry; and (iii) HR Management, which provides human resource business process outsourcing solutions, talent management and learning solutions.

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

On September 3, 2008, the Company acquired 100 percent of the outstanding common shares of Intervoice, a developer of automated voice response systems, for cash consideration of $335.0 or $8.25 per share. Intervoice is a market leader in the delivery of personalized, multi-channel automated information solutions that connect people with information, empowering them to control the way they interact with a business. We expect the integration of Intervoice’s speech automation, web self-care and mobile applications with the Company’s array of automated and live agent services will enable the Company to build a leadership position in Relationship Management solutions. The designed voice solutions result in improved operational efficiencies, new revenue streams and, most importantly, enhanced differentiation in the large and growing automated services market. The operating results of Intervoice have been included within the Customer Management segment as of the date of the acquisition.

Agent-related revenues, which accounts for more than 90% of Customer Management’s revenues for the first nine months of 2008, are typically recognized as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. In a limited number of engagements where the client pays a fixed fee, we recognize revenues based on the specific facts and circumstances of the engagement, using the proportional performance method or upon final completion of the engagement. We sometimes earn supplemental revenues depending on our satisfaction of certain service levels or achievement of certain performance measurement targets. The supplemental revenues are recognized only after the required measurement targets are met.

During the first nine months of 2008, Customer Management’s revenues increased 3% to $1,428.2 compared to the prior year. Customer Management’s operating income and operating margin were $64.6 and 4.5%, respectively, compared with $141.4 and 10.2% in the prior year. The price and volume increase with several of our largest clients was more than offset by approximately $31 of additional expenses due to the weakened U.S. dollar as well as our continued investment to support anticipated future growth.

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

During the first nine months of 2008, Information Management’s revenue was $457.9, a 16% decline compared to the prior year mainly due to the expected negative impact of client migrations in North America. License and related support and maintenance fees, which accounted for 38% of Information Management’s revenues for the first nine months of 2008, are earned under perpetual and term license arrangements. The Company invoices its clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. Fees for support and maintenance normally are charged in advance either on an annual, quarterly or monthly basis. Professional and consulting services for installation, implementation, customization, migration, training and managed services accounted for 38% of Information Management’s revenues for the nine months ended September 30, 2008. The professional and consulting fees are either invoiced monthly to the Company’s clients based on time and material costs incurred at contractually agreed upon rates or, in some instances, for a fixed fee. Information Management’s remaining revenues consist of monthly fees for processing client transactions in Information Management’s data centers and, in some cases, the clients’ data centers, using Information Management’s proprietary software. These data processing revenues are recognized based on the number of invoices, subscribers or events that are processed by Information Management using contractual rates. Information Management’s operating income and operating margin for the first nine months of 2008 were $84.8 and 18.5%, respectively, compared with $97.8 and 17.9%, respectively, in the prior year. The margin improvement resulted from continued focus on cost management, including more focused investment in new product capabilities.

Information Management continues to face competition as well as consolidation within the communications industry. In December 2006, AT&T and Bell South Corporation (Bell South) merged. Prior to the merger, Cingular (a joint venture between AT&T and Bell South) was our largest client in terms of revenue. As a result of the merger, AT&T is now our largest client in terms of revenue. We have assisted AT&T with its strategy to migrate subscribers off of the AT&T Wireless billing systems (that we supported) onto AT&T’s two systems (one of which we support through a managed services agreement). The migration was completed during early 2007. In January 2008, AT&T informed us that it intends to migrate its subscribers from the system that we currently support through a managed services agreement onto AT&T’s other system over the next two years. While the migration is subject to change, we anticipate that this will result in a loss of revenue of an amount equal to approximately $40 and $65 in 2009 and 2010, respectively, compared to our 2007 Information Management revenues. The impact of this migration on our 2008 revenues is negligible. We do not expect this migration to have a material impact on our liquidity and capital resources.

In September 2005, Sprint PCS, a large data processing outsourcing client, completed its acquisition of Nextel Communications. In 2006, Sprint Nextel informed us that it intended to consolidate its billing systems onto a competitor’s system. The migration began in 2006 and was substantially completed by the end of June 30, 2008. Revenues from Sprint Nextel were down 37%, or approximately $33, in the first nine months of 2008 compared to the corresponding period last year. We expect revenue from Sprint Nextel to be down by approximately 50%, or $50, for the twelve months ended December 31, 2008, compared to prior year and to be down by approximately $50 in 2009, compared to 2008.

Our board of directors and senior management team are evaluating a potential separation of the Information Management business from Convergys to create two independent, publicly traded companies, each focused on its own set of business opportunities. The board has retained a third party financial advisor to assist them in this process. Given the current economic and financial markets, the Company anticipates that the board of directors and senior management will provide an update regarding the evaluation in the first quarter of 2009.

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

In connection with our efforts to grow the HR Management business and to build a global infrastructure of human resource expertise and know-how, we have incurred significant start-up costs. Furthermore, despite our success in winning long-term outsourcing arrangements with several clients, the sales cycles for these arrangements have ranged from 12 to 24 months. For these reasons, coupled with the fact that we are in the early stages of operations with few of our outsourcing arrangements, where margins tend to be lower, we have generated significant operating losses over the past few years. In the third quarter of 2008, we recorded $272.9 of impairment and implementation charges, of which $207.5 was due to asset impairment and $65.4 was due to expensing of implementation costs. The charges reflect challenges with complex implementations which have caused an increase in overall implementation and delivery costs and an assessment of capitalized implementation expenses.

We have begun a series of actions that will reduce our implementation risk and improve the future earnings and cash flow in HR Management. Actions taken include not signing any new HR outsourcing business with significant implementation risk as well as streamlining existing operations and continuing to better leverage lower-cost labor markets. We are also in discussions with our clients to restructure the contracts and modify the implementation approach.

During the first nine months of 2008, HR Management’s revenues increased 3% to $196.0 compared to the prior year. HR Management’s operating loss for the nine months ended September 30, 2008 was $288.9 compared to a loss of $32.8 in the prior year and includes the $272.9 in charges mentioned above.

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

CONSOLIDATED RESULTS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	%	2008	2007	Change	%
Revenues	$676.2	$703.7	$(27.5)	(4)	$2,082.1	$2,130.6	$(48.5)	(2)
Cost of providing services and products sold	510.1	456.8	53.3	12	1,441.7	1,377.2	64.5	5
Selling, general and administrative	150.3	131.0	19.3	15	440.2	412.8	27.4	7
Research and development costs	15.1	18.9	(3.8)	(20)	37.4	57.6	(20.2)	(35)
Depreciation	29.2	28.5	0.7	2	87.0	86.8	0.2	—
Amortization	6.0	2.1	3.9	—	9.9	6.5	3.4	52
Restructuring charges	—	3.4	(3.4)	(100)	14.1	3.4	10.7	—
Asset impairment	207.5	—	207.5	—	207.5	—	207.5	—

Total costs and expenses	918.2	640.7	277.5	43	2,237.8	1,944.3	293.5	15

Operating (Loss) Income	(242.0)	63.0	(305.0)	—	(155.7)	186.3	(342.0)	—
Equity in Earnings of Cellular Partnerships	7.7	2.2	5.5	—	25.8	7.8	18.0	—
Other Income, net	9.6	1.2	8.4	—	7.7	3.9	3.8	97
Interest Expense	(5.5)	(4.2)	(1.3)	31	(13.3)	(13.6)	0.3	(2)

(Loss) Income Before Income Taxes	(230.2)	62.2	(292.4)	—	(135.5)	184.4	(319.9)	—
Income Tax (Benefit) Expense	(90.2)	20.4	(110.6)	—	(71.9)	60.2	(132.1)	—

Net (Loss) Income	$(140.0)	$41.8	$(181.8)	—	$(63.6)	$124.2	$(187.8)	—
Diluted earnings (loss) per common share	$(1.15)	$0.30	(1.45)	—	$(0.51)	$0.89	$(1.40)	—

Three Months Ended September 30, 2008 versus Three Months Ended September 30, 2007

Consolidated revenues for the third quarter of 2008 were $676.2 compared to $703.7 in the prior year. The revenue decrease was largely due to expected client migrations from Information Management. The operating loss in the third quarter of 2008 was $242.0 compared with operating income of $63.0 in the prior year. Third quarter 2008 results include $272.9 of impairment and implementation charges related to HR Management contracts of which $207.5 was due to asset impairment and $65.4 was due to expensing of implementation costs. The charges reflect challenges with complex implementations which have caused an increase in overall implementation and delivery costs and an assessment of capitalized implementation expenses. As discussed more fully in the “Deferred Charges” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, we typically defer implementation costs and amortize them ratably over the life of the contract. Deferred amounts are periodically evaluated for impairment or when circumstances indicate a possible inability to recover their carrying amounts. Based upon the contract profitability analysis completed in the third quarter of 2008, two HR Management contracts were projected to be unprofitable over their contract terms due to an increase in overall implementation and delivery costs. As a result, $207.5 of capitalized costs related to these contracts were impaired and, therefore, were written down as impairment charges in the third quarter of 2008. After the write-off, one of the contracts is expected to be profitable over its remaining contract term and the other contract is expected to continue to generate losses. The losses from this executory contract will be recorded as incurred, over the contract term through 2016 in our Consolidated Statements of Operations and are not material to the Company’s Consolidated Financial Statements. Further, during the third quarter of 2008, the costs of implementing another large HR outsourcing client exceeded the amount recoverable under the contract at September 30, 2008. In accordance with our accounting policy, when implementation costs are deemed not recoverable, we expense such excess costs even if the contract is profitable over its term. This resulted in expensing $65.4 of implementation costs in the third quarter of 2008, even though the contract is expected to be profitable over its term.

The third quarter 2008 net loss and diluted loss per share were $140.0 and $1.15, compared to net income and diluted earnings per share of $41.8 and $0.30 in the prior year. A strong contribution from the cellular partnerships and other non-operating income and the impact of share repurchase program partially offset the charges explained above.

As a percentage of revenues, costs of products and services were 75.4% compared to 64.9% during the corresponding period last year. The increase was due to increases in costs of products and services as a percentage of revenues at HR Management, reflecting the expensing $65.4 of implementation costs discussed above. Selling, general, and administrative expenses of $150.3 increased 15% from the third quarter of 2007. As a percentage of revenues, selling, general and administrative expenses were 22.2% in the third quarter of 2008 compared to 18.6% in the same period last year. The increase was due to higher selling, general and administrative expenses both at Customer Management and at Information Management. The 20% decrease in research and development costs mostly reflects reduced spending at Information Management. We are being selective in our approach to research and development spending, focusing our efforts on only the highest impact areas. We are also adding some development efforts in Asia and acquiring technology through product partnerships and small acquisitions.

During the third quarter of 2008, we recorded equity income in the Cellular Partnerships of $7.7 compared to equity income of $2.2 in the prior year. The $8.4 increase in other income, net in the third quarter of 2008 was primarily related to the recognition of the $6.0 gain on the termination of treasury lock derivative instruments. See Note 16 to the Notes to Consolidated Financial Statements for details related to this derivative instrument. Our effective tax benefit rate was 39.2% for the three months ended September 30, 2008 compared to a tax expense rate of 32.8% in the same period last year. This relatively high tax benefit rate is due to the $272.9 HR Management related charge discussed above. The third quarter 2008 tax rate also includes the impact from the higher mix of non-U.S. income that is taxed at lower effective rates.

During the three months ended September 30, 2008, the Company did not repurchase any shares of Convergys stock. For the nine months ended September 30, 2008, the Company repurchased 7.7 million shares of Convergys stock.

As a result of the above, third quarter 2008 net loss and diluted loss per share were $140.0 and $1.15, respectively, compared with a net income and diluted earnings per share of $41.8 and $0.30, respectively, in the third quarter of 2007.

Nine Months Ended September 30, 2008 versus Nine Months Ended September 30, 2007

Consolidated revenues for the first nine months of 2008 were $2,082.1 compared to $2,130.6 in the prior year. Growth in revenues from Customer Management and HR Management partially offset an anticipated decline in Information Management. Operating loss for the nine months ended September 30, 2008 was $155.7 compared with operating income of $186.3 in the prior year. The operating loss for the nine months ended September 30, 2008 was driven by the $272.9 of impairment and implementation charges recorded at HR Management as well as a 54% operating income decline at Customer Management. The $272.9 of charges, as discussed in more detail in the above section, reflect challenges with complex implementations, which have caused an increase in overall implementation and delivery costs and an assessment of capitalized implementation expenses. The 54% Customer Management operating income decline was primarily due to the negative impact from the weakened U.S. dollar as well as increased investment to support anticipated future growth. The nine months ended September 30, 2008, net loss and diluted loss per share was $63.6 and $0.51, compared to net income and diluted earnings per share of $124.2 and $0.89 in the prior year. Strong contribution from the cellular partnerships helped partially offset lower operating income.

As a percentage of revenues, costs of products and services were 69.2% compared to 64.6% during the corresponding period last year. The increase was due to increases in costs of products and services as a percentage of revenues at HR Management, reflecting expensing the $65.4 implementation costs discussed above. Selling, general, and administrative expenses of $440.2 increased 7% compared to the first nine months of 2007. As a percentage of revenues, selling, general and administrative expenses were 21.1% in the first nine months of 2008 compared to 19.4% in the same period last year. The increase was due to higher selling, general and administrative expenses at Customer Management, reflecting additional costs to support anticipated future growth. The 35% decrease in research and development costs largely reflects reduced spending at Information Management. We are being selective in our approach to research and development spending, focusing our efforts on only the highest impact areas. We are also adding some development efforts in Asia and acquiring technology through product partnerships and small acquisitions.

As discussed more fully under the heading “Restructuring Charges,” we recorded a restructuring charge of $14.1 during the first quarter of 2008 compared to $3.4 in the prior year. During the first nine months of 2008, we recorded equity income in the Cellular Partnerships of $25.8 compared to equity income of $7.8 in the prior year. The $3.8 increase in other income, net, was primarily related to the recognition of the $6.0 gain on the termination of treasury lock derivative instruments. See Note 16 to the Notes to Consolidated Financial Statements for details related to this derivative instrument. Our effective tax benefit rate was 53.1% for the nine months ended September 30, 2008 compared to a tax expense rate of 32.6% in the same period last year. This relatively high tax benefit rate is due to the $272.9 of charges at HR Management discussed above. The 2008 effective tax rate also includes an $8.2 favorable impact from the resolution of tax audits during the first quarter of 2008 as well as the impact from the higher mix of non-U.S. income that is taxed at lower effective rates.

As a result of the above, net loss and diluted loss per share for the first nine months of 2008 were $63.6 and $0.51 compared with net income and diluted earnings per share of $124.2 and $0.89 in the first nine months of 2007.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” and EITF 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” Refer to Notes 2 and 6 to the Notes to Consolidated Financial Statements for details related to the adoption of these Standards. The adoption of these Standards had no impact on our Consolidated Statements of Operations.

CUSTOMER MANAGEMENT

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	%	2008	2007	Change	%
Revenues:
Communications	$285.4	$275.5	$9.9	4	$837.4	$802.9	$34.5	4
Technology	41.8	37.3	4.5	12	118.6	117.5	1.1	1
Financial services	61.8	64.7	(2.9)	(4)	180.3	198.5	(18.2)	(9)
Other	94.2	85.4	8.8	10	291.9	273.6	18.3	7

Total revenues	483.2	462.9	20.3	4	1,428.2	1,392.5	35.7	3
Cost of providing services and products sold	325.6	312.9	12.7	4	974.6	924.8	49.8	5
Selling, general and administrative expenses	115.5	94.0	21.5	23	333.2	279.4	53.8	19
Research and development costs	2.4	1.0	1.4	—	4.3	3.5	0.8	23
Depreciation	15.0	14.0	1.0	7	43.7	41.6	2.1	5
Amortization	1.4	0.6	0.8	—	2.4	1.8	0.6	33
Restructuring charges	—	—	—	—	5.4	—	5.4	—

Total costs	459.9	422.5	37.4	9	1,363.6	1,251.1	112.5	9

Operating Income	$23.3	$40.4	$(17.1)	(42)	$64.6	$141.4	$(76.8)	(54)
Operating Margin	4.8%	8.7%			4.5%	10.2%

Three Months Ended September 30, 2008 versus Three Months Ended September 30, 2007

Revenues

Customer Management revenues were $483.2, a 4% increase from the third quarter of 2007. Third quarter 2008 revenues included $14.2 in revenue from the Intervoice acquisition that closed on September 3, 2008. The acquisition does not meet the thresholds for a significant acquisition and, therefore, no pro forma financial information is presented.

Revenues from the communications vertical increased 4% from the third quarter of 2007, largely reflecting growth from the Intervoice acquisition. Revenues from the technology vertical increased 12% compared to the three months ended September 30, 2007, largely reflecting growth from a new program. Other revenues, which are comprised of clients outside of Customer Management’s three largest verticals, increased 10% from the third quarter of 2007, also largely reflecting growth from new programs.

Costs and Expenses

Customer Management total costs and expenses were $459.9, a 9% increase from the third quarter of 2007. Customer Management cost of providing services and products sold during the third quarter of 2008 increased 4% to $325.6 from the third quarter of 2007. As a percentage of revenues, cost of providing services and products sold were 67.4% and relatively flat compared to the prior year. The benefits from improved agent utilization and labor management were offset by an approximately 200 basis point negative impact resulting from the weakened U.S. dollar. Selling, general and administrative expenses of $115.5 in the third quarter of 2008 increased 23% compared to the prior year. This primarily reflects higher costs from continued investments in infrastructure, capacity and sales resources to support anticipated future growth. As a percentage of revenues, selling, general and administrative expenses were 23.9% in the third quarter of 2008 compared to 20.3% in the same period last year.

Operating Income

As a result of the forgoing, Customer Management’s third quarter 2008 operating income and margin were $23.3 and 4.8%, respectively, compared to $40.4 and 8.7%, respectively, in the third quarter of 2007.

Nine Months Ended September 30, 2008 versus Nine Months Ended September 30, 2007

Revenues

Customer Management revenues were $1,428.2, a 3% increase from the first nine months of 2007. Revenues for the nine months ended September 30, 2008 include $14.2 of revenue from the Intervoice acquisition that closed on September 3, 2008.

Revenues from the communications vertical increased 4% from the first nine months of 2007, reflecting growth with several large wireless clients, partially offset by a reduction in spending from several communication clients due to improvements in their operations and service delivery. Revenues from the financial services vertical decreased 9%, reflecting the completion of programs with clients. Other revenues, which are comprised of clients outside of Customer Management’s three largest verticals, increased 7% from the first nine months of 2007, reflecting growth with healthcare and manufacturing clients.

Costs and Expenses

Customer Management total costs and expenses were $1,363.6, a 9% increase from the first nine months of 2007. Customer Management cost of providing services and products sold during the first nine months of 2008 increased 5% to $974.6 from the first nine months of 2007. As a percentage of revenues, cost of providing services and products sold were 68.2%, up 180 basis points from 66.4% in the prior year. The impact of price and volume increases with clients were more than offset by an approximately 180 basis point negative impact resulting from the weakened U.S. dollar as well as increased labor costs. Selling, general and administrative expenses of $333.2 in the first nine months of 2008 increased 19% compared to the prior year. This reflects higher costs from capacity expansions during the current year to support anticipated revenue growth as well as costs from adding sales and consulting resources. As a percentage of revenues, selling, general and administrative expenses were 23.3% in the first nine months of 2008 compared to 20.1% in the same period last year. As discussed more fully under the heading “Restructuring Charges,” we recorded a restructuring charge of $5.4 during the first quarter of 2008 to better align cost structure to future business needs.

Operating Income

As a result of the above, Customer Management’s first nine months of 2008 operating income and margin were $64.6 and 4.5%, respectively, compared to $141.4 and 10.2%, respectively, in the first nine months of 2007.

INFORMATION MANAGEMENT

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	%	2008	2007	Change	%
Revenues:
Data processing	$28.4	$55.9	$(27.5)	(49)	$108.0	$186.5	$(78.5)	(42)
Professional and consulting	49.8	65.3	(15.5)	(24)	174.7	199.6	(24.9)	(12)
License and other	55.4	56.4	(1.0)	(2)	175.2	160.8	14.4	9

Total revenues	133.6	177.6	(44.0)	(25)	457.9	546.9	(89.0)	(16)
Cost of providing services and products sold	69.5	90.9	(21.4)	(24)	243.6	290.4	(46.8)	(16)
Selling, general and administrative expenses	23.3	22.7	0.6	3	62.0	74.7	(12.7)	(17)
Research and development costs	12.8	17.8	(5.0)	(28)	33.2	52.9	(19.7)	(37)
Depreciation	6.6	7.8	(1.2)	(15)	21.7	24.9	(3.2)	(13)
Amortization	4.0	0.9	3.1	—	5.7	2.8	2.9	—
Restructuring charges	—	3.4	(3.4)	(100)	6.9	3.4	3.5	—

Total costs	116.2	143.5	(27.3)	(19)	373.1	449.1	(76.0)	(17)

Operating Income	$17.4	$34.1	$(16.7)	(49)	$84.8	$97.8	$(13.0)	(13)
Operating Margin	13.0%	19.2%			18.5%	17.9%

Three Months Ended September 30, 2008 versus Three Months Ended September 30, 2007

Revenues

Information Management revenues of $133.6 during the third quarter of 2008 were down 25% compared to the corresponding period last year, largely due to North American client migrations. This decrease was partially offset by a one-time payment of approximately $10 from a North American client.

Data processing revenues of $28.4 decreased 49% from the corresponding period last year reflecting North American client migrations. Compared to the prior year, professional and consulting revenues of $49.8 decreased 24% reflecting completion of some programs.

Costs and Expenses

Information Management total costs and expenses were $116.2, a 19% decline from the third quarter of 2007. Compared to prior year, Information Management cost of providing services and products sold during the third quarter of 2008 decreased 24% to $69.5. As a percentage of revenues, cost of providing services and products sold were 52.0% in the third quarter of 2008, and slightly higher compared to prior year. Selling, general and administrative expenses were $23.3 in the third quarter of 2008 compared to $22.7 in the prior year. Benefits from continued focus on reducing costs were offset by an increase in pension-related costs during the third quarter of 2008. As a percentage of revenues, selling, general and administrative expenses were 17.4% in the third quarter of 2008, compared to 12.8% in the prior year, reflecting lower revenues. The 28% decrease in research and development costs reflects our selective approach to research and development spending by focusing our efforts on only the highest impact areas. We are also adding some development efforts in Asia and acquiring technology through product partnerships and small acquisitions.

Operating Income

As a result of the above, Information Management’s operating income and operating margin during the third quarter of 2008 were $17.4 and 13.0%, respectively, compared with $34.1 and 19.2%, respectively, during the third quarter of 2007.

Nine Months Ended September 30, 2008 versus Nine Months Ended September 30, 2007

Revenues

Information Management revenues of $457.9 during the first nine months of 2008 were down 16% compared to the corresponding period last year largely due to North American client migrations.

Data processing revenues of $108.0 decreased 42% from the corresponding period last year reflecting North American client migrations. Compared to prior year, professional and consulting revenues of $174.7 decreased 12% reflecting completion of some programs. License and other revenues increased 9% to $175.2. Termination revenue resulting from the completion of the Sprint Nextel and another North American client migration was partially offset by completion of some programs.

Revenues from Sprint Nextel were down approximately $33, or 37% in the first nine months of 2008 compared to the corresponding period last year. We expect revenue from Sprint Nextel to be down by approximately $50 or 50%, for the twelve months ended December 31, 2008, compared to the prior year and to be down by approximately $50 in 2009, compared to 2008.

Costs and Expenses

Information Management total costs and expenses were $373.1, a 17% decline from the first nine months of 2007. Compared to the prior year, Information Management cost of providing services and products sold during the first nine months of 2008 decreased 16% to $243.6. As a percentage of revenues, cost of providing services and products sold were 53.2% in the first nine months of 2008, and relatively flat compared to prior year. Selling, general and administrative expenses of $62.0 in the first nine months of 2008 decreased 17% compared to the prior year, reflecting benefits from continued focus on reducing costs. As a percentage of revenues, selling, general and administrative expenses were 13.5% in the first nine months of 2008, compared to 13.7% in the prior year. The 37% decrease in research and development costs reflects our selective approach to research and development spending by focusing our efforts on only the highest impact areas. We are also adding some development efforts in Asia and acquiring technology through product partnerships and small acquisitions. Based on specific opportunities, we may increase our research and development investment in future quarters. As discussed more fully under the heading “Restructuring Charges,” we recorded a restructuring charge of $6.9 during the first quarter of 2008 to better align cost structure to future business needs as well as to shift the geographic mix of some of our resources. We recorded a restructuring charge of $3.4 during third quarter of 2007 related to a facility closure in the United Kingdom.

Operating Income

As a result of the above, Information Management’s operating income and operating margin during the first nine months of 2008 were $84.8 and 18.5%, respectively, compared with $97.8 and 17.9%, respectively, during the first nine months of 2007.

HUMAN RESOURCE MANAGEMENT

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	%	2008	2007	Change	%
Revenues:	$59.4	$63.2	$(3.8)	(6)	$196.0	$191.2	$4.8	3
Cost of providing services and products sold	115.0	53.1	61.9	—	223.5	162.1	61.4	38
Selling, general and administrative expenses	13.7	15.5	(1.8)	(12)	43.8	52.2	(8.4)	(16)
Research and development costs	—	0.1	(0.1)	(100)	—	1.2	(1.2)	(100)
Depreciation	2.4	2.2	0.2	9	6.5	6.6	(0.1)	(2)
Amortization	0.6	0.6	—	—	1.8	1.9	(0.1)	(5)
Restructuring charges	—	—	—	—	1.8	—	1.8	—
Asset impairment	207.5	—	207.5	—	207.5	—	207.5	—

Total costs	339.2	71.5	267.7	—	484.9	224.0	260.9	—

Operating Loss	$(279.8)	$(8.3)	$(271.5)	—	$(288.9)	$(32.8)	$(256.1)	—

Three Months Ended September 30, 2008 versus Three Months Ended September 30, 2007

Revenues

HR Management’s revenues in the third quarter of 2008 were $59.4, a 6% decrease from the third quarter of 2007. Revenue growth from the North American go-live of a large contract was more than offset by completion of the pass-through revenue contract with a large HR outsourcing client.

Costs and Expenses

In the third quarter of 2008, we recorded $272.9 of impairment and implementation charges related to HR Management contracts of which $207.5 was due to asset impairment and $65.4 was due to expensing implementation costs. The charges reflect challenges with complex implementations which have caused an increase in overall implementation and delivery costs and an assessment of capitalized implementation expenses. As discussed more fully in the “Deferred Charges” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, we typically defer implementation costs and amortize them ratably over the life of the contract. Deferred amounts are periodically evaluated for impairment or when circumstances indicate a possible inability to recover their carrying amounts. In the event these costs are not deemed recoverable, the Company follows the guidance in SFAS No. 144 to determine if impairment exists. Based upon the contract profitability analysis completed in the third quarter of 2008, two global HR Management contracts, due to an increase in overall implementation and delivery costs, were projected to be unprofitable over their contract terms. As a result, the capitalized costs of $207.5 related to these contracts were impaired and, therefore, were written down as impairment charges in the quarter. After the write-off, one of the contracts is expected to be profitable over its remaining contract term and the other contract is expected to continue to generate losses. The losses from this executory contract will be recorded as incurred, over the contract term through 2016 in our Consolidated Statements of Operations and are not material to our Consolidated Financial Statements.

Further, during the third quarter of 2008, the costs of implementing another large HR outsourcing client exceeded the amount recoverable at September 30, 2008 under the contract. When implementation costs are deemed not recoverable in accordance with our accounting policy, we expense such excess costs even if the contract is profitable over its term. This resulted in expensing of $65.4 of implementation costs in the third quarter of 2008, even though the contract is expected to be profitable over its term.

The $272.9 of charges recorded during the third quarter of 2008 triggered an impairment review of the $130.3 goodwill related to the HR Management segment. As discussed more fully in the “Goodwill and Other Intangible Assets” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company is required to test goodwill for impairment annually and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the second step requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. We have determined that the fair value of the HR Management segment is less than the carrying value as of September 30, 2008 and, therefore, the second step is required. The Company has engaged an outside appraisal firm to assist in valuing the intangible assets of the HR Management segment. As this process is not complete, we cannot determine if an impairment loss is either probable or estimable. We expect to complete the step-two test no later than December 31, 2008. Any resulting impairment loss will be recognized and reflected in the Consolidated Statements of Operations.

HR Management’s cost of providing services and products sold during the third quarter of 2008 increased to $115.0 from $53.1 in the third quarter of 2007. The increase was related to expensing $65.4 of implementation costs related to a large HR BPO contract in the third quarter of 2008 as discussed above. Selling, general and administrative expenses of $13.7 in the third quarter of 2008 decreased 12% compared to the prior year, largely reflecting a reduction in headcount. As a percentage of revenues, selling, general and administrative expenses were 23.1% in the third quarter of 2008, compared with 24.5% in the prior year.

Operating Income

As a result of the forgoing, HR Management’s three months ended September 30, 2008 operating loss was $279.8 compared to $8.3 in the same period last year.

Nine Months Ended September 30, 2008 versus Nine Months Ended September 30, 2007

Revenues

HR Management revenues in the first nine months of 2008 were $196.0, a 3% increase from the first nine months of 2007. Revenue growth from a contract termination payment received during the first quarter of 2008 and from the North American go-live of a large contract was partially offset by the completion of the pass-through revenue contract with a large HR outsourcing client, as well as declines from the completion of certain legacy programs. Pass-through revenues for the nine months ended September 30, 2008 and 2007 were $11.9 and $19.6, respectively.

Costs and Expenses

HR Management cost of providing services and products sold during the first nine months of 2008 increased to $223.5 from $162.1 in the same period last year. As a percentage of revenues, cost of providing services and products sold were 114.0% in the first nine months of 2008, up from 84.8% in the first nine months of 2007. This was primarily related to expensing $65.4 of implementation costs related to a large HR Management contract in the third quarter of 2008, as discussed above. Second quarter of 2007 also included expensing $6.1 of implementation costs related to another large HR Management contract. Selling, general and administrative expenses of $43.8 in the first nine months of 2008 decreased 16% compared to the prior year, largely reflecting a reduction in non-billable headcount and an increase in employees working on client-related projects. As a percentage of revenues, selling, general and administrative expenses were 22.3% in the first nine months of 2008, compared with 27.3% in the prior year. As discussed in more detail in the section above, we recorded an asset impairment charge of $207.5 in the third quarter of 2008.

As discussed more fully under the heading “Restructuring Charges,” we recorded a restructuring charge of $1.8 during the first quarter of 2008 to better align cost structure to future business needs. Results also included a $2.9 gain from the sale of assets during the first quarter of 2008.

Operating Income

As a result of the above, HR Management’s nine months ended September 30, 2008 operating loss was $288.9 compared to $32.8 in the same period last year.

RESTRUCTURING CHARGES

As discussed in Note 5 to Notes to Consolidated Financial Statements, we recorded the following restructuring charges:

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

Restructuring liability activity for the 2008 plan consisted of the following:

2008
Balance at January 1, 2008	$—
Severance charge	14.1
Severance payments	(9.2)

Balance at September 30, 2008	$4.9

2007 Restructuring

During the third quarter of 2007, we recorded a restructuring charge of $3.4 at Information Management related to a facility closure in the United Kingdom. The $3.4 accrual is equal to the future costs associated with the abandoned facility, net of the proceeds from any probable future sublease agreements. We used estimates, based on consultation with our real estate advisors, to arrive at the proceeds from any future sublease agreements. We will continue to evaluate such estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to this facility closure in the future. At September 30, 2008, this restructuring reserve had an outstanding balance of $1.7, which will be paid over several years until the lease expires.

CLIENT CONCENTRATION

Our three largest clients accounted for 33.3% of our revenues during the first nine months of 2008, up from 32.9% in the same period of 2007. We serve AT&T, our largest client with 17.9% of revenues in the first nine months of 2008, under Information Management and Customer Management contracts. We serve Sprint Nextel, our second largest client, under Information Management and Customer Management contracts. We provide Customer Management services to Sprint Nextel under a contract between Sprint Nextel and IBM, as a subcontractor to IBM. We serve DirecTV, our third largest client in 2008, under Customer Management contracts. Volumes under certain of our long-term contracts are subject to variation based on, among other things, the spending by clients on outsourced customer support and subscriber levels.

BUSINESS OUTLOOK

It is not yet clear how the global financial crisis may effect our clients’ fourth quarter and 2009 business volumes. As a result, our expectations for the fourth quarter of 2008 include: revenues in the range of $725 to $745 and earnings of approximately $0.20 per diluted share. This includes an unusually high effective tax rate in the range of 45% percent resulting from the $272.9 third quarter charges. We expect to achieve an improvement in operating results (excluding the third quarter charges) in the fourth quarter of 2008 as compared to the third quarter, driven by continuing revenue growth and margin improvement. As stated in more detail in Note 7 to the Notes to Consolidated Financial Statements, we failed step one of the goodwill impairment test for the HR Management segment at September 30, 2008. We are in the process of performing step two of the test to determine the degree of the goodwill impairment, if any. At this time, we are not able to estimate the amount of a potential charge, if any, as the evaluation is not complete. Total goodwill in HR management at September 30, 2008 is $130.3. Depending on the outcome of the step-two goodwill impairment test, results in the fourth quarter of 2008 may be impacted in the HR Management segment. There is also the potential for restructuring expenses in the fourth quarter of 2008 to streamline the businesses.

With regard to 2009, taking into account the uncertainty in the current economic environment and the potential for a prolonged economic contraction, we are focused on delivering overall revenue and earnings improvement next year, excluding the $272.9 charges recorded in the third quarter of 2008. Driving the year-over-year improvement next year will be overall margin improvement, lower year-over-year currency impacts and a lower effective tax expense rate than we incurred in 2007 and 2006. We will provide additional details on 2009 expectations with the announcement of our fourth quarter 2008 results in January 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows

We believe that Convergys has adequate liquidity from cash and expected future cash flows to fund ongoing operations and required debt payments. For 2009, we expect free cash flow to improve significantly as compared to 2008. Major factors causing the expected increase in 2009 free cash flow include:

•	A reduction in implementation costs for two global HR Management contracts due to the completion of work required for certain “go-live” dates.

•	An increase in implementation revenue from these global HR Management clients based on existing contractual payment terms and achieving “go-live” milestones.

•	An improvement in the HR Management operating results as a result of additional revenue realized from ongoing services being performed post “go-live” dates and cost reductions.

The combination of the above factors is expected to result in improvement in the 2009 cash flow of approximately $150 as compared to the 2008 cash flow. Receipts of implementation revenue are based on scheduled contractual amounts and achieving certain milestones, specifically including a “go-live” for one of the global HR Management clients in the first quarter of 2009. If the “go-live” date is delayed, our cash flow could be negatively impacted by a material amount.

In addition to the above factors, cash flow will be positively impacted in the fourth quarter of 2008 and in 2009 by actions being taken to accelerate collection of accounts receivables, negotiate improved payment terms with vendors and further reduce capital spending. Free cash flow in the fourth quarter of 2008 is expected to exceed approximately $30. Our consolidated free cash flow in 2009 is expected to approximate $200 and exceed net income. Prior to 2007 (when implementation costs in HR Management began to ramp) our free cash flow was generally above net income.

We expect that the combination of 2009 free cash flow and the solid liquidity position as of September 30, 2008, including cash of $136.3, will provide us with the ability to fund ongoing operations and retire the $250 unsecured senior notes due in December 2009 without obtaining additional financing. If external financing markets improve during the next twelve months, then we may examine opportunities to further increase financial flexibility through the capital markets.

Cash flow from operating activities generally provides us with a significant source of funding for our investing and financing activities. Through the first nine months of 2008, cash flow from operating activities has been lower than historical patterns primarily due to cash used to fund implementation costs related to two large HR Management outsourcing contracts. The cost of these implementations, less implementation revenue paid by the clients, and the related amortization of deferred cost and revenue is described below as “net deferred charges.” Net deferred charges increased by $114.6 through the first nine months of 2008, excluding the impact of the $272.9 charges in the HR Management segment. This $114.6 increase in net deferred charges is a reduction in cash flow from operating activities, and is the primary reason why cash flow from operating activities in 2008 is lower than our historical amounts. We expect that the implementation costs for both of the two large HR Management outsourcing contracts have peaked in 2008.

Cash flow from operating activities totaled $68.3 in the first nine months of 2008, compared to $111.0 in the same period last year. Compared to the prior year, the $42.7 decline in cash flow from operations was driven largely by the increase in net deferred charges due to additional HR Management contract implementation activities in the current year. The negative operating cash flow impact from the increase in net deferred charges and lower net income in 2008 were partially offset by approximately $100 improvements in working capital. As further discussed in Note 11 of Notes to Consolidated Financial Statements, we made payments of approximately $13 to fund our cash balance pension plan in 2008. This compares to approximately $19 in 2007.

We used $339.0 for investing activities during the first nine months of 2008 compared to $43.7 during the first nine months of 2007. During the nine months ended September 30, 2008, we paid $307.8 for the acquisition of Intervoice in the Customer Management segment and two other small acquisitions in the Information Management segment. The investing activity during the first nine months of 2008 was favorably impacted by a $32.7 return of capital from the Cellular Partnerships. At this point, we are not aware of any capital calls from the general partner of Cincinnati SMSA Limited Partnership.

Financing activities provided $286.7 during the first nine months of 2008 compared to using cash of $186.3 during the first nine months of 2007. During the third quarter of 2008, we borrowed the entire amount available under our $400 Five-Year Competitive Advance and Revolving Credit Facility, primarily to fund the acquisition of Intervoice. In the first nine months of 2008, we repurchased 7.7 million of the Company’s common shares for $116.6 compared to the purchase of 6.7 million of the Company’s common shares for $127.6 in the prior year.

During the third quarter of 2008, both Moody’s and Standard and Poor’s downgraded our credit ratings. Our debt is still considered investment grade by both agencies. As of September 30, 2008, our credit ratings and outlook are as follows:

	Long-Term Debt	Outlook
Moody’s	Baa3	Under review, possible downgrade
Standard and Poor’s	BBB-	Negative credit watch

Further downgrades could have an impact on both our access to capital markets and financing costs.

The Company’s free cash flows, defined as cash flow from operating activities less capital expenditures (net of proceeds related to disposals) was $4.4 and $34.1 for the first nine months of 2008 and 2007, respectively. Compared to the prior year, the decrease in free cash flow of $29.7 was due to a relatively lower amount of cash generated from operating activities during the first nine months of 2008 as discussed above. The Company uses free cash flow to assess the financial performance of the Company. The Company believes that free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow facilitates management’s ability to strengthen the Company’s balance sheet, to repurchase the Company’s common shares and to repay the Company’s debt obligations. Limitations associated with the use of free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by utilizing both the non-GAAP measure, free cash flow, and the GAAP measure, cash from operating activities, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

We believe that our financial structure and condition are solid. At September 30, 2008, total capitalization was $1,910.4 consisting of $663.6 of short-term and long-term debt and $1,246.8 of equity. This results in a total debt-to-total capital ratio of 34.7%, which compares to 14.6% at December 31, 2007. The increase in this ratio is due to higher level of borrowings in 2008 compared to 2007, primarily as a result of the acquisition of Intervoice.

During the third quarter of 2008, we borrowed the entire amount available under our $400 Five-Year Competitive Advance and Revolving Credit Facility. This borrowing was mainly to fund our acquisition of Intervoice as detailed in Note 3 of the Notes to Consolidated Financial Statements. The commitment fee on this facility at September 30, 2008 was 0.1%. The maturity date of the Revolving Credit Facility Agreement is October 20, 2011. The participating agents in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank and Deutsche Bank AG. The Company’s credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios. Our interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. Our debt-to-EBITDA ratio cannot be greater than 3.25 to 1.0 at any time. We were in compliance with all covenants for the first nine months of 2008.

In December 2004, the Company issued $250.0 in 4.875% unsecured senior notes due December 15, 2009. The notes were offered and sold pursuant to a universal shelf registration statement, previously declared effective in June 2003. At September 30, 2008 and December 31, 2007, the senior notes had an outstanding balance of $249.7 and $249.4, respectively. In May 2008, we filed a shelf registration statement for the issuance of senior debt in a form not yet determined. In the current financial market conditions we do not expect to issue under the shelf registration statement in the near future.

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

We repurchased 7.7 million shares for $116.6 during the first six months of 2008 pursuant to our authorizations. We did not repurchase any shares during the third quarter of 2008. We do not expect to execute additional share repurchases during the fourth quarter of 2008 or in early 2009. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity. At September 30, 2008, the Company has the authority to purchase an additional 7.1 million common shares.

At September 30, 2008, the Company had outstanding letters of credit of $46.5 related to performance and payment guarantees. The Company does not believe that any obligation that may arise will be material.

Historically, the Company believed that its ability to borrow was greater than its established credit facilities in place. Due to current financial and credit market conditions, the Company believes that there is only limited ability to borrow additional funds. At September 30, the Company had cash of $136.3 and committed and undrawn credit facilities totaling $50.0. In early October, an additional $25.0 of short-term committed capacity was added.

The majority of the FIN 48 liability for unrecognized tax benefits of $66.9 at September 30, 2008 is expected to be settled within a three-year period.

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

Interest Rate Risk

At September 30, 2008, we had $400 in outstanding variable rate borrowings. The carrying amount of our borrowings reflects fair value due to their short-term and variable interest rate features.

We sometimes use interest rate swaps to hedge our interest rate exposure. These instruments are hedges of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding interest rate swaps covering interest rate exposure at September 30, 2008.

Based upon our exposure to variable rate borrowings, a one-percentage point change in the weighted average interest rate would change our annual interest expense by $4.0.

Foreign Currency Exchange Rate Risk

Our Company serves many of our U.S.-based clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Canadian dollars (CAD), Philippine pesos (PHP) or Indian rupees (INR), which represents a foreign exchange exposure. As of September 30, 2008, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward contracts with several financial institutions to acquire a total of CAD 110.0 at a fixed price of $106.5 through September 2009, PHP 16,067.6 at a fixed price of $362.0 through September 2012 and INR 17,632.1 at a fixed price of $408.0 through June 2012. Additionally, we entered into option contracts to purchase approximately CAD 30.0 for a fixed price of $29.9 through September 2009 and PHP 2,406.6 for a fixed price of $60.0 through September 2010. The fair value of these derivative instruments as of September 30, 2008 is presented in Note 16 of Notes to Consolidated Financial Statements. The potential loss in fair value at September 30, 2008 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $100. This loss would be mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency and foreign denominated revenue and profit translated into U.S. dollars. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables and payables that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of September 30, 2008, the fair value of these derivatives was not material.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with General Counsel, the Chief Accounting Officer and other key employees, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Act)) as of the end of the quarter ended September 30, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

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

In December 2006, AT&T and Bell South merged. The Company has long-standing relationships with both AT&T and Bell South. Prior to the merger, Cingular (a joint venture between AT&T and Bell South) was our largest client in terms of revenue. Beginning in 2005, we have assisted AT&T with its strategy to migrate subscribers off of the AT&T Wireless billing systems (which we supported) onto AT&T’s two systems, one of which we support. The migration was completed earlier in 2007 and has negatively impacted Information Management revenues and operating results. In January 2008, AT&T informed us that it intends to migrate its subscribers from the system that we currently support through a managed services agreement onto AT&T’s other system over the next two years.

A large portion of our revenue is generated from a limited number of clients, and the loss of one or more of our clients could cause a reduction in our revenues and earnings.

We rely on several clients for a large percentage of our revenues. Our three largest clients, AT&T, Sprint Nextel and DirecTV, collectively represented 33.3% of our revenues during the first nine months of 2008. Our relationship with AT&T is represented by separate contracts/work orders with Information Management and Customer Management. Our relationship with Sprint Nextel is represented by separate Information Management and Customer Management contracts. Since February 2004, we have provided Customer Management services to Sprint Nextel under a contract between Sprint Nextel and IBM, whereby we serve as a subcontractor to IBM. We serve DirecTV under Customer Management contracts. As a result, we do not believe that it is likely that our entire relationship with AT&T, Sprint Nextel or DirecTV would terminate at one time; and, therefore, we are not substantially dependent on any particular contract/work order with these clients. However, the loss of all of the contracts/work orders with a particular client at the same time or the loss of one or more of the larger contracts/work orders with a client would adversely affect our total revenues if the revenues from such client were not replaced with revenues from that client or other clients.

A large portion of our accounts receivable are payable by a limited number of clients and the inability of any of these clients to pay its accounts receivable could cause a reduction in our revenues and earnings.

Several significant clients account for a large percentage of our accounts receivable. As of September 30, 2008, our three largest clients, AT&T, Sprint Nextel and DirecTV, collectively accounted for 25.7% of our accounts receivable. During the past four years, each of these clients has generally paid its accounts receivable on a timely basis, and write-downs that we have incurred in connection with such accounts receivable were consistent with write-downs that we incurred with other clients. We anticipate that several clients will continue to account for a large percentage of our accounts receivable. Although we currently do not expect payment issues with any of these clients, if any of them were unable or unwilling, for any reason, to pay our accounts receivable, our income would decrease. We also carry significant receivable balances with other clients whose declaration of bankruptcy could decrease our income.

If our clients are not successful, the amount of business that they outsource and the prices that they are willing to pay for such services may diminish and could result in a reduction of our revenues and earnings.

Our revenues depend on the success of our clients. If our clients or their specific programs are not successful, the amount of business that they outsource may be diminished. Thus, although we have signed contracts, many of which contain minimum revenue commitments, to provide services to our clients, there can be no assurance that the level of revenues generated by such contracts will meet expectations. In addition, several clients, particularly in the communications and technology industries, have experienced substantial price competition. We may continue to face pricing pressure from such clients, which could negatively affect our operating results.

We process, transmit and store personally identifiable information and unauthorized access to or the unintended release of this information could result in a claim for damage or loss of business and create unfavorable publicity.

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

The global scope, size and complexity of implementations in our HR Management business could cause delays and cost overruns in those projects, which could adversely affect revenues, cash flows and profits.

We are currently implementing two large HR Outsourcing contracts with global clients. These contracts are complex as they involve providing multiple services such as payroll, recruiting, benefits administration, learning, compensation and human resources administration across many countries. Implementations of the contracts can take more than two years to complete. Due to the complexity of the implementations and changes in customer requirements (i.e., an acquisition by a customer during the implementation), implementation cost overruns and delays are possible. Cost overruns can result in additional expense during the implementation period and over the life of the contract, which would likely affect the profitability of the contract and potentially result in charges. Given the size of some of these contracts, the impact from these cost overruns or schedule delays can have a significant impact on our revenues, cash flows and profits. Delays in completing the implementations can cause us to recognize revenue and profit from the contracts later than we anticipated when the initial contract was signed.

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

Customer Management serves an increasing number of its U.S.-based customer management clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by Customer Management to render services under these contracts is denominated in Canadian dollars, Indian rupees or Philippine pesos, which represents a foreign exchange exposure to the Company. We enter into forward exchange contracts and options to limit potential foreign currency exposure. As the U.S. dollar weakened during 2006 and 2007, the operating expenses of these contact centers, once translated into U.S. dollars, increased. The increase in operating expenses was partially offset by gains realized through the settlement of the hedged instruments. However, if the U.S. dollar weakens, our earnings will be negatively impacted.

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

General economic and market conditions may adversely affect the Company’s financial condition, cash flow and results of operations.

Our results of operations are affected directly by the level of business activity of our clients, which in turn are affected by the level of economic activity in the industries and markets that they serve. Economic slowdowns in some markets, particularly in the United States, may cause reductions in technology and discretionary spending by our clients, which may result in reductions in the growth of new business as well as reductions in existing business. If our clients enter bankruptcy or liquidate their operations, our revenues could be adversely affected. There can be no assurance that weakening economic conditions throughout the world will not adversely impact our results of operations, cash flow and/or financial position. Further deterioration in equity markets will reduce the funded status of our pension plan, which will increase future required contributions. Reduced demand for our services could increase price competition.

We need to maintain adequate liquidity in order to have sufficient cash to meet operating cash flow requirements and to repay maturing debt and other obligations. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of operations and access to capital markets. As of September 30, 2008, total cash and cash equivalents was $136.3, and our available borrowing capacity under committed lines was $50.0. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements and required debt repayments as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets. As further described in the “Capital Resources” section of the Management Discussion and Analysis, our $400.0 revolving credit agreement contains certain restrictive covenants. As of September 30, 2008, we were in compliance with all covenants in the agreements.

The Company’s results of operations could be adversely affected by litigation and other commitments and contingencies.

The Company faces risks arising from various unasserted and asserted litigation matters, including, but not limited to, commercial, securities law and patent infringement claims. Unfavorable outcomes in pending litigation matters, or in future litigation, could negatively affect the Company. Aggressive plaintiffs counsel often file litigation on a wide variety of allegations, and even when the allegations are groundless, the Company may need to expend considerable funds and other resources to respond to such litigation.

In the ordinary course of business, the Company may make certain commitments, including representations, warranties and indemnities relating to current and past operations, including those related to acquired or divested businesses and issue guarantees of third party obligations.

If the Company were required to make payments as a result of any of these matters, they could exceed the amounts accrued, thereby adversely affecting the Company’s results of operations, cash flows, financial condition, or business.

ITEM 1.	LEGAL PROCEEDINGS

Refer to Note 13 of this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the nine months ended September 30, 2008, we repurchased 7.7 million shares of Convergys stock for $116.6 million pursuant to our share repurchase authorizations. At September 30, 2008, the Company was authorized to repurchase up to 7.1 million additional common shares.

There were no shares repurchased during the third quarter and from October 1, 2008 through the date of filing this report.

ITEM 6.	EXHIBITS

(a)	Exhibits.

The following are filed as Exhibits to Part II of this Form 10-Q:

Exhibit Number

2.1	Agreement and Plan of Merger, dated as of July 15, 2008, among Convergys Corporation, Dialog Merger Sub, Inc. and Intervoice, Inc. (Incorporated by reference to Exhibit 2.1 to Form 8-K filed on July 16, 2008.)

3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to Form S-3 filed on August 10, 2000, File No. 333-43404.)

3.2	Regulations of the Company. (Incorporated by reference to Exhibit 3.2 to Form S-1 filed on July 7, 1998, File No. 333-53619.)

4	Rights Agreement dated November 30, 1998 between Convergys Corporation and The Fifth Third Bank. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed December 23, 1998, File No. 001-14379.)

10.1	Change in Control Agreement between Convergys Corporation and Jean-Herve Jenn dated August 8, 2008.*

10.2	Convergys Corporation Deferred Compensation Plan for Non-Employee Directors (Amended & Restated effective January 1, 2005) dated August 26, 2008.*

10.3	Convergys Corporation Supplemental Executive Retirement Plan (Amended & Restated effective January 1, 2005) dated August 26, 2008.*

10.4	Amendment to $400,000,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement dated August 11, 2008.

21	Subsidiaries of Convergys Corporation.

31.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	$50,000,000 360-Day Revolving Credit Bridge Facility Agreement with the Bank of Nova Scotia, as Administrative Agent, dated August 19, 2008.

99.2	$25,000,000 Revolving Credit Bridge Facility Agreement with the CitiBank, N.A., as Administrative Agent, dated October 3, 2008.

*	Management contract or compensatory plan or arrangement.

The Company will furnish, without charge, to a security holder upon request, a copy of the documents, or the portions thereof, which are incorporated by reference, and will furnish any other exhibit at cost.

ITEMS 3, 4 and 5 Are Not Applicable and Have Been Omitted

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation

Date: November 5, 2008	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer
(On behalf of the Registrant and as Chief Financial Officer)