Form 10-K
period 2008-12-31
CONVERGYS CORP
filed 2009-02-27
CIK 1062047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commissions file number 1-14379

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

Yes           No   X

The aggregate market value of the voting shares held by non-affiliates of the registrant was $1,810,309,113, computed by reference to the closing sale price of the stock on the New York Stock Exchange on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter.

At January 31, 2009, there were 122,196,141 common shares outstanding, excluding amounts held in treasury of 60,685,519.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Shareholders to be held on April 21, 2009 are incorporated by reference into Part III of this report.

Convergys Corporation 2008 Annual Report  1

Safe Harbor Statement and Part I, Item 1. Business

Private Securities

Litigation Reform Act Of 1995

Safe Harbor Cautionary Statement

This report and the documents incorporated by reference contain “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of Convergys Corporation (Company), are forward-looking statements and will contain words such as “believes,” “expects,” “intends,” “could,” “should,” “will,” “plans,” “anticipates” and other similar words. These statements discuss potential risks and uncertainties; and, therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company has no current intention to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Important factors that may affect these projections or expectations include, but are not limited to: the behavior of financial markets including fluctuations in interest or exchange rates; continued volatility and further deterioration of the capital markets; the impact of regulation and regulatory, investigative, and legal actions; strategic actions, including acquisitions and dispositions; future integration of acquired businesses; future financial performance of major industries which we serve; the loss of a significant client or significant business from a client; difficulties in completing a contract or implementing its provisions; and numerous other matters of national, regional, and global scale including those of the political, economic, business, and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. The “Risk Factors” set forth in Part I, Item 1A of this report could also cause actual results to differ materially from the forward-looking statements.

Part I

Item 1. Business

Overview

Convergys Corporation (the Company or Convergys) is a global leader in relationship management. We provide solutions that drive more value from the relationships our clients have with their customers and employees. Convergys turns these everyday interactions into a source of profit and strategic advantage for our clients. For over 25 years, our unique combination of domain expertise, operational excellence and innovative technologies has delivered process improvement and actionable business insight to clients to enhance their relationships with customers and employees that now span more than 70 countries and 35 languages.

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

The Company has adopted a Code of Business Conduct that applies to all employees as well as our Board of Directors; a Financial Code of Ethics that applies to our principal executive officer, principal financial and accounting officer and certain other management and senior employees; and Governance Principles for our Board of Directors. The Code of Business Conduct, Financial Code of Ethics and Governance Principles, as well as the charters for the

2  Convergys Corporation 2008 Annual Report

Item 1. Business (continued)

following committees of our Board of Directors, being the Audit Committee, Finance Committee, Compensation and Benefits Committee and the Governance and Nominating Committee, are posted on our web site at www.convergys.com. The Company will post on our web site any amendments to the Code of Business Conduct and Financial Code of Ethics. Copies of these documents will be provided free of charge upon written request directed to Investor Relations, Convergys Corporation, 201 East Fourth Street, Cincinnati, Ohio 45202.

The Company’s web site and the information contained therein are not considered as being incorporated into this Annual Report.

Business Segments

The Company has three segments: Customer Management, which provides agent-assisted services, automated self-service and technology solutions; Information Management, which provides business support system and operational support system (BSS/OSS) solutions; and Human Resources (HR) Management, which provides global human resource business process outsourcing (HR BPO) solutions.

Pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the industry segment and geographic information included in Item 8, Note 17 of the Notes to Consolidated Financial Statements, are incorporated by reference in partial response to this Item 1.

Customer Management

Our Customer Management segment partners with clients to deliver customer solutions that enhance the value of their customer relationships, turning the customer experience into a strategic differentiator. As an end-to-end single-source provider of self-service, agent-assisted and proactive care, we combine consulting, innovative technology and agent-assisted services to optimize the customer experience and strengthen customer relationships. Whether contact center operations are on-premises, fully outsourced or blended, we customize our solutions to meet our clients’ needs.

Our global service delivery capabilities provide our clients with the right solution mix of skill sets, geographies, technology, operations management and industry expertise. We provide comprehensive and integrated multichannel care using a global service delivery infrastructure of agent-assisted and multichannel automated self-service that operate 24 hours a day, 365 days a year. Our services include multilingual program support.

Customer Management solutions are organized into two areas: 1) agent-assisted services, and 2) automated self-service and technology solutions.

Agent-Assisted Services

Every day our approximately 65,000 contact center employees handle millions of customer service interactions such as account service, billing inquiries and technical support and service in contact centers worldwide. Agent-assisted solutions include:

Customer Service Solutions

Our Customer Service Solutions include comprehensive outsourced business and consumer customer support functions.

Customer Acquisition Solutions

Our Customer Acquisition Solutions provide comprehensive sales and order support to identify and secure high-value consumer and business customers, maximize sales conversion rates and increase revenue per customer. In addition, we offer Direct Response Solutions to address the customer support needs of direct response marketers.

Customer Retention Solutions

Customer Retention Solutions leverage analytics to optimize the level of customer satisfaction, build customer loyalty and address customer churn. Our programs are designed to help our clients retain their customers and increase their lifetime value.

Convergys Corporation 2008 Annual Report  3

Technical Support

Technical Support includes tier-one, tier-two and tier-three advanced services. Either online or by phone, our programs focus on first contact resolution. Our services span from simple “how-to” inquiries from new users to sophisticated trouble-shooting and technical support.

Back Office Solutions

We offer complete outsourced Back Office Solutions that combine integrated document management, data entry and transaction processing capabilities with process expertise and workflow management to help meet our clients’ back office needs in customer care, accounts receivable management for early-stage collections, finance and accounting, and accounts payable. Our global labor pool supports a 24 hours a day, seven days a week customer support environment.

Convergys Business-to-Business Solutions

Business-To-Business Solutions include inside sales and account management, marketing campaigns, customer service and self-service programs. Focused on supporting the needs of the business-to-business market, Convergys offers a way to expand the reach of our clients’ sales force and to improve the effectiveness of their channel partnerships. Whether working with current business customers or tapping new and traditionally under-served markets, we become an extension of our clients’ sales force to drive sales and profits higher while enhancing the value of their customer relationships.

Agent-assisted services are deployed via multishore delivery capabilities that have grown to more than 80 contact centers worldwide with an infrastructure designed to cost-effectively support customer care requirements. Our seamless and integrated network of onshore and offshore centers provides a high degree of availability and redundancy. Offshore culture and communication training combined with the Six-Sigma quality assurance system ensures quality. Home agent delivery is enabled via a secure network for client data with applications that reside behind our firewall for desk-top security. Our home agents are closely integrated and monitored by agents sitting in our contact centers. The flexibility of telecommuting, coupled with an expanded labor pool, results in a more cost-effective and versatile agent solution.

Automated Self-Service and Technology Solutions

Within the Customer Management segment is the Relationship Technology Management unit that focuses on leveraging the latest advanced technologies in voice portals and speech automation, real-time decisioning, web-based self-service, multichannel integration, mobile services and enhanced analytics to improve the quality and value of interactions across agent-assisted and self-service channels.

In September 2008, Convergys purchased Intervoice, Inc. (Intervoice). The purchase was made to augment the Company’s relationship management solutions. This acquisition expands Convergys’ integrated automated and agent-assisted offering and provides a complementary growth platform. Convergys and Intervoice clients now have the opportunity to benefit from a wider array of industry-leading, premise-based and hosted customer management solutions that are expected to drive greater value from their customer and employee relationships. The portfolio of software, services and solutions is called “relationship technology management solutions” designed to address our clients’ key business challenges.

Our automated self-service solutions include:

•	Cost Containment Solutions, which provide multichannel interaction efficiency and increased containment within self-service channels.
•	Adoption Acceleration Solutions, which ensure customers use, enjoy and benefit from self-service offerings.
•

Revenue Realization Solutions, which enable organizations to take advantage of frequent, information-rich interactions to capture new revenue opportunities, present targeted upsell offers and highlight cross-sell promotions.

4  Convergys Corporation 2008 Annual Report

Item 1. Business (continued)

•	Experience Enrichment Solutions, which help increase satisfaction and loyalty by making interactions more personalized and intuitive.

Our technology solution components include:

Intervoice Voice Portal 6.0

Intervoice Voice Portal 6.0 (IVP 6) enables clients to create highly personalized speech solutions, leveraging a set of rules and policies that can be easily constructed by integrating with the Convergys Dynamic Decisioning Solution. This includes a voice portal platform designed to facilitate the development of multi-channel applications.

Interaction Composer

Interaction Composer enables both contact center programmers and IT developers to quickly build, deploy and manage complex voice or multi-channel applications. For enterprises with legacy interactive voice response (IVR) applications, Interaction Composer also enables the migration of legacy-IVR applications to open-standards applications for more efficient self-service calls.

Convergys Dynamic Decisioning Solution

Convergys Dynamic Decisioning Solution includes software that can be leveraged with IVP 6 to create highly personalized applications. The use of Dynamic Decisioning Solution with IVP brings an enhanced level of customer service by enabling applications to automatically trigger personalized interactions and respond to changes in a customer’s profile in real-time improving each customer’s self-service experience.

IP Contact Center

IP Contact Center (IPCC) is a multi-channel contact and agent routing application for on-site and remote agents. IPCC is available integrated with Intervoice Voice Portal or a separate solution and is also available in a dedicated hosted environment.

Media Exchange with HomeZone

The Media Exchange with HomeZone is an application delivery platform for fixed and mobile operators. Applications include a variety of subscriber self-service, messaging and call completion applications including speech-enabled IVR, voicemail, video mail, SMS and missed call alert.

Information Management

Information Management provides BSS/OSS capability across a broad functional footprint, combining software, partner products, integration and business consulting services, and operational expertise to create solutions that help service providers meet their business goals.

The Information Management solution portfolio is organized into three functional areas: revenue management, enterprise product management, and customer relationship solutions. All solutions are billed using Infinys components.

Revenue Management Solutions

Revenue Management Solutions enable the creation of compelling service bundles to differentiate offers in the marketplace, and provide real-time capabilities that enable revenue generation from all customer segments, regardless of payment type. Our revenue management solutions include:

Rating and Billing Manager

Infinys Rating and Billing Manager is a highly scalable and reliable convergent charging, rating and billing management system that supports existing and emerging services across multiple vertical markets.

Active Mediation

Infinys Active Mediation seamlessly bridges many protocols and/or data formats to meet convergent mediation business requirements. It is equally suitable for deployment in traditional batch environments and in next-generation networks that require a real-time, bidirectional dialog for end-to-end service delivery.

Convergys Corporation 2008 Annual Report  5

Real-Time Convergent Charging Solution

The Real-Time Convergent Charging Solution provides an end-to-end solution, including pre-integrated network control, real-time rating and charging, balance management, payment management, customer self-service and CSR care. This end-to-end solution allows service providers to access all segments for service, regardless of payment method (pre-/post-paid).

Enterprise Product Management Solutions

Enterprise Product Management Solutions speed product development times, and also simplify the increasing complexity associated with managing a growing product and service portfolio. Our enterprise product management solutions include:

Product Control Manager

Infinys Product Control Manager automates manual and disjointed product management practices, as well as multiple product catalogues, throughout the enterprise. It can coexist with existing product repositories, centralizing and normalizing data and processes.

Offer Management Solution

Offer Management enables targeted selling and reduced order fallout, qualified offers based on the individual customer, and the presentation of only relevant offers via the call center application directly to agents.

Customer Relationship Solutions

Customer Relationship Solutions are designed specifically for communications service providers and help them provide the right customer experience to stand out from the competition. These solutions provide significant flexibility for service providers to deliver the right experience through any channel, and to find the optimal balance of agent and self-service care to increase customer satisfaction, loyalty and profits. Our customer relationship solutions include:

Customer Service Manager

Infinys Customer Service Manager is an end-to-end relationship management system for communications and media providers. The system provides automated end-to-end order orchestration and sophisticated human factors engineering to meet and exceed subscriber, order, and customer care needs. Solutions can include Convergys Dynamic Decisioning software that includes both a set of tools and a policy engine in order to enable the execution of real-time customer service policies and proactive upsell offers that increases customer retention.

Field Service Manager

Infinys Field Service Manager enables communications service providers to predict service demand, then plan, schedule and execute service delivery in a way that maximizes value across their extended enterprise.

In addition to the modular solution portfolio above, Information Management offers service providers a pre-configured, end-to-end solution to meet specific business requirements.

Infinys/ICOMS

The Infinys Integrated Communications Operations Management System (ICOMS) solution is designed specifically for the broadband convergent video, high-speed data and telephony markets. It incorporates the power and flexibility of our cable television subscriber management system with the integrated support of high-speed data and wireline telephony.

HR Management

Our HR Management segment partners with clients to deliver HR solutions that transform their global HR to drive more value from employee relationships, fostering greater organizational effectiveness and lowering costs. Convergys helps clients harmonize HR processes, standardize global HR technology and improve service delivery. The result is a greater level of workforce insight that enables HR to make better decisions and better manage global talent as a corporate asset.

6  Convergys Corporation 2008 Annual Report

Item 1. Business (continued)

Convergys HR Solutions include the following:

Benefits Administration Solution

We manage the complexities of benefits administration, which enables us to predict benefit expenses and provide clients the business intelligence they need to improve benefit-related processes, services and costs. Our service delivery model combines self-service tools and multilingual service centers to provide services to employees, including health and welfare administration services, retirement services and pension administration, absence management, flexible spending account administration, carrier administration and tuition reimbursement.

Compensation Solution

We help companies improve the clarity and parity of their global compensation plans while assuming global administration to lower overall costs and deliver key analytics. By aligning global compensation with other key HR processes, Convergys can help improve employee understanding of compensation strategies resulting in increased employee engagement.

Human Resource Administration Solution

We help organizations transform the task of managing global employee paperwork and data into a harmonized, automated and highly efficient process. Our solution incorporates process improvements and technology innovations to streamline global HR Administration.

Learning Solution

Learning helps companies manage the employee life cycle to get more from the talent that they have and develop the talent that they need. By outsourcing select learning functions such as administration, operations and content development and sourcing to us, companies gain better return on investment.

Organizational Development/Performance Management Solution

We offer effective Organizational Development and Performance Management that integrates aspects of recruiting and resourcing, compensation, learning and workforce intelligence to increase employee engagement and to improve employee performance.

Payroll Administration Solution

Our Payroll services range from end-to-end payroll outsourcing to targeted process management for each point between employee time entry and payroll check production. We can manage the complexities of global payroll, including controls for accuracy and compliance to local regulations.

Recruiting and Resourcing Solution

Our global Recruiting and Resourcing Solution can free HR departments from the administrative aspects of finding, hiring and on-boarding employees so that they can focus on higher-value activities such as staffing strategies and hiring decisions.

Workforce Intelligence Solution

Workforce Intelligence Solutions turn HR information into business insight. Our solutions give HR the business intelligence it needs to make better decisions and better manage the global workforce.

Talent Management Solution

We offer integrated talent management technology and processes that leverage valuable recruiting, compensation, learning, performance management and succession planning data enabling organizations to acquire, align, manage and develop talent in a way that creates the most effective workforce environment.

Strategy

Our strategy is to enable our clients to gain more value from their relationships with their customers and employees. We do this by providing clients comprehensive relationship management software, services and solutions. The value we create drives improved business performance and a sustainable competitive advantage for our clients. Key elements of our strategy include:

Deliver a Differentiated Value Proposition to Clients: As a global leader in relationship management, Convergys provides solutions that drive more value from the

Convergys Corporation 2008 Annual Report  7

relationships our clients have with both their customers and their employees. Convergys turns these everyday interactions into a source of profit and strategic advantage for our clients. Our differentiated solution set includes Customer Solutions, BSS/OSS Solutions, HR Solutions and industry-specific solutions. Our Customer Solutions enhance the value of customer relationships, turning the customer experience into a strategic differentiator for our clients. Customer Solutions provide end-to-end support for customer acquisition, service, retention, technical support, back office and automated self-service. These solutions deliver support using live agents staffed around the world, self-service technology (speech, IVR, web and e-mail) that intelligently automates the handling of interactions, along with analytics for real-time decisioning and deep customer management process expertise. Additionally, BSS/OSS Solutions address the critical customer care, billing and product-related issues that face the communications industry specific to managing customer relationships, revenue management and enterprise product management. Our BSS/OSS Solutions deliver real-time rating and charging, accelerate the product lifecycle and improve the customer experience. Our HR Solutions deliver greater organizational effectiveness through comprehensive HR BPO and integrated talent management strategies. We provide industry-specific solutions to serve the following vertical markets: communications, financial services, healthcare, manufacturing, retail, technology and transportation. Additionally, we provide tailored solutions for the government sector.

Invest in Our Business to Expand our Addressable Markets and Strengthen our Solutions: Our growth strategy is to continue to broaden and deepen our offer portfolio to provide our clients with comprehensive solutions. We will invest in the business as required (e.g., to acquire new capabilities, to expand into new global locations and to employ new personnel with desired talent) to expand our addressable markets. We continue to identify and operate in attractive markets where we can effectively provide differentiated value and deliver superior returns. We intend to expand operations globally with employees and partners who strengthen our ability to successfully serve and satisfy the demands of multinational clients. Specifically for HR Solutions, we are strategically aligning with partners to reduce risks in our business model.

Expand Our Relationships with Existing Clients: We focus on client satisfaction to maintain and grow our base business. Our intent is to grow by cross-selling new solutions and expanding our relationship management footprint within our clients’ organization. Our clients have generally renewed their agreements, reflecting what we believe is a high degree of satisfaction and stability in our client base.

Aggressively Grow Our Client Base: We believe that the global market for relationship management solutions is large and underserved and we intend to make investments to aggressively pursue this market. We emphasize a consultative selling approach leveraging our expertise in four critical areas, 1) business and customer strategy development, 2) business and customer analytics, 3) technology enablement, and 4) operational excellence to deliver superior operating performance and further strengthen our leadership by cross-selling other services.

Sustain Our High-Performance Culture to Drive Business Results: We believe that people drive performance and we are committed to hiring and retaining the best performers and ensuring that they are committed to the success of our clients. Our competencies include our proven strength in recruiting, training, equipping, deploying and effectively managing very large groups of people with diverse skills on a global basis (people), expertise in operations and cost-effective service delivery (process), and design, development and delivery of innovative, scalable transactions and interaction applications (technology). We adhere to the principles of strategic HR, including emphasizing collaboration, goal alignment, pay for performance, continuous improvement and focus on accountability

8  Convergys Corporation 2008 Annual Report

Item 1. Business (continued)

and results. We believe this approach drives superior execution, enabling us to consistently deliver significant value to our customers.

Clients

Both our Customer Management and Information Management segments derive significant revenues from AT&T Inc. (AT&T). Revenues from AT&T were 18.2%, 16.3% and 17.3% of our consolidated revenues for 2008, 2007 and 2006, respectively.

Customer Management

Our Customer Management segment principally focuses on developing long-term strategic outsourcing relationships with large companies in customer-intensive industries and governmental agencies. We focus on these types of clients because of the complexity of services required, the anticipated growth of their market segments and their increasing need for more cost-effective customer management services. In terms of Convergys’ revenues, our largest Customer Management clients during 2008 were AT&T, Comcast Corporation (Comcast), the DirecTV Group, Inc. (DirecTV), General Motors Corporation and Sprint Nextel Corporation (Sprint Nextel). We provide customer management services to Sprint Nextel as a subcontractor to International Business Machines (IBM).

Information Management

Our Information Management segment serves clients principally by providing and managing complex BSS/OSS services that address all segments of the communications industry. In terms of Convergys’ revenues, our largest Information Management clients during 2008 were AT&T, Cincinnati Bell Inc., Sprint Nextel, T-Mobile Inc. and Time Warner Inc.

Human Resource Management

Our HR Management segment primarily focuses on providing human resource outsourcing solutions for large companies and governmental agencies. In terms of Convergys’ revenues, our largest HR Management clients during 2008 were Boston Scientific Corporation, E.I. du Pont de Nemours & Co. (DuPont), the State of Florida, the State of Texas and Whirlpool Corporation.

Operations

We operate approximately 83 contact centers averaging approximately 61,000 square feet per center, with approximately 42,500 production workstations with 24 hours a day and seven days a week availability. Our contact centers are located in various parts of the world including the United States, Canada, India and the Philippines. New contact centers are established to accommodate anticipated growth in business or in response to a specific customer need. We are currently adding contact center capacity in the Philippines to accommodate client needs.

Our contact centers employ a broad range of technology including digital switching, intelligent call routing and tracking, proprietary workforce management systems, case management tools, proprietary software systems, computer telephony integration, interactive voice response, advanced speech recognition, web-based tools and relational database management systems. This technology enables us to improve our call, web and e-mail handling and personnel scheduling, thereby increasing our efficiency and enhancing the quality of the services we deliver to our clients and their customers and employees. With this technology, we are able to respond to changes in client call volumes and move call volume traffic based on agent availability. Additionally, we use this technology to collect information concerning the contacts, including number, response time, duration and results of the contact. This information is reported to the client on a periodic basis for purposes of monitoring quality of service and accuracy of the related billing.

We operate two primary data centers, one in Orlando, Florida, and the other in Cincinnati, Ohio, comprising, in total, approximately 170,000 square feet of space. Our technologically advanced data centers provide 24 hours a day and seven days a week availability (with redundant power and communication feeds and emergency power back-up) and are designed to withstand most natural disasters.

The capacity of our data center and contact center operations, coupled with the scalability of our BSS/OSS,

Convergys Corporation 2008 Annual Report  9

customer management and HR management solutions, enable us to meet initial and ongoing needs of large-scale and rapidly growing companies and government entities. By employing the scale and efficiencies of common application platforms, we are able to provide client-specific enhancements and modifications without incurring many of the costs of a full custom application. This allows us to be in a position to be a value-added provider of billing, customer and employee support products and services.

Technology, Research and Development

We intend to continue to emphasize the design, development and deployment of scalable billing, customer management and HR Management systems to increase our market share, both domestically and internationally. During 2008, 2007 and 2006, we spent $54.9 million, $73.4 million and $84.9 million, respectively, for research and development to advance the functionality, flexibility and scalability of our products and services. The majority of this spending is incurred in Information Management and reflects our commitment to further develop our solutions. We are being selective in our approach to research and development spending, focusing our efforts on only what we consider the highest impact areas. We are also adding development efforts in Asia and acquiring technology through product partnerships and small acquisitions. The success of both our Customer Management and HR Management segments depends, in part, on our advanced technology used in the delivery of services to clients. As a result, we continue to invest in the enhancement and development of our technology.

Our intellectual property consists primarily of business methods and software systems. To protect our proprietary rights, we rely primarily on a combination of U.S. and foreign copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties and protective contractual provisions such as those contained in licenses and other agreements with consultants, suppliers, strategic partners and clients.

We own 168 patents, 155 of which relate to Customer Management and HR Management and 13 of which relate to Information Management. Customer Management patents include 112 from the Intervoice acquisition. Patents protect our technology and business methods that we use both to manage our internal systems and processes effectively and give us competitive advantages in developing innovative technologies to provide customer management, HR Management and billing services to our clients. The first of these patents was issued in February 1990, while the most recent patent was granted in November 2008. These patents generally have a life of 17 years. Additional applications for U.S. and foreign patents currently are pending.

Our name and logo and the names of our primary software products are protected by their historic use, and by trademarks and service marks that are registered or pending in the U.S. Patent and Trademark Office and under the laws of more than 50 foreign countries.

Employees

We employ approximately 75,000 people, approximately 68,000 of whom work for Customer Management, approximately 3,000 of whom work for Information Management, approximately 3,000 of whom work for HR Management, with the remainder working in various corporate functions.

Competition

The industries in which we operate are extremely competitive. Our competitors include: (i) other customer management companies, such as Accenture Ltd. (Accenture), APAC Customer Services Inc., IBM, ICT Group Inc., SITEL Corp., Sykes Enterprises Inc., Teleperformance, TeleTech Holdings Inc., West Corporation and Wipro Ltd.; (ii) other HR management companies, such as Accenture, Affiliated Computer Services Inc., ExcellerateHRO, Hewitt Associates Inc., IBM and Tata Consultancy Services; and (iii) other BSS/OSS services companies such as Amdocs Ltd., Comverse Technology Inc., CSG Systems International Inc. and Intec Telecom Systems. In addition, niche providers or new entrants could capture a segment of the market by developing new systems or services that could impact our market potential.

10  Convergys Corporation 2008 Annual Report

Items 1. (continued), 1A., 1B., 2., 3. and 4.

Interests in Cellular Partnerships

The Company owns a 33.8% limited partnership interest in Cincinnati SMSA Limited Partnership, a provider of wireless communications in central and southwestern Ohio and northern Kentucky, and a 45% interest in the Cincinnati SMSA Tower Holdings LLC, an operator of cellular tower space (the Cellular Partnerships). We account for our interests in the Cellular Partnerships under the equity method of accounting. Refer to Note 2 of the Notes to Consolidated Financial Statements for more details related to these partnerships.

Item 1A. Risk Factors

The information required by Item 1A is included in Item 7 of this Form 10-K.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own our corporate headquarters facility in Cincinnati, Ohio, which is used by the three segments, an office complex in Jacksonville, Florida, which is used predominantly by Customer Management and HR Management and an office facility in Dallas, Texas, which is used by Customer Management.

We lease space for offices, data centers and contact centers on commercially reasonable terms. Domestic facilities are located in Arizona, California, Colorado, Florida, Georgia, Idaho, Kansas, Kentucky, Louisiana, Missouri, Nebraska, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, Virginia and Wisconsin. International facilities are located in Australia, Brazil, Canada, China, Egypt, England, France, Germany, Hong Kong, Hungary, India, Indonesia, Israel, Malaysia, the Philippines, Saudi Arabia, Scotland, Singapore, Spain, Sri Lanka, Taiwan, Thailand and the United Arab Emirates. Customer Management and HR Management use the majority of these facilities. Upon the expiration or termination of any such leases, we believe we could obtain comparable office space. As discussed more fully in Note 12 of Notes to Consolidated Financial Statements, we lease an office complex in Orlando, Florida under an agreement that expires June 2010. Upon termination or expiration, we must either purchase the property from the lessor for $65.0 million or arrange to have the office complex sold to a third party.

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

Item 3. Legal Proceedings

The information required by Item 3 is included in Note 12 of the Notes to Consolidated Financial Statements of this Form 10-K.

Item 4. Submission of Matters to a Vote of the Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

Convergys Corporation 2008 Annual Report  11

Executive Officers of the Registrant

The following information responds to the provisions of Part III, Item 10.

As of February 27, 2009, our Executive Officers were:

Name	Age	Title

David F. Dougherty (a)	52	President and Chief Executive Officer

Earl C. Shanks	52	Chief Financial Officer

Karen R. Bowman	45	Senior Vice President, General Counsel and Corporate Secretary

Clark D. Handy	52	Senior Vice President, Human Resources

Jean-Hervè Jenn	51	Executive Vice President, Global IM Market and Client Development

Timothy M. Wesolowski	50	Senior Vice President, Controller and Treasurer

Andrea J. Ayers	45	President, Customer Management

Michael J. Betzer	47	Senior Vice President, Relationship Technology Management

James P. Boyce	51	President, Global Business Units

John B. Gibson	42	President, HR Management

Robert A. Lento	47	President, Global Information Management

(a)Member of the Board of Directors.

Officers are appointed annually, but are removable at the discretion of the Board of Directors.

DAVID F. DOUGHERTY, President and Chief Executive Officer since April 17, 2007; President and Chief Operating Officer, 2005–2007; Executive Vice President, Global Information Management, 2003–2005.

EARL C. SHANKS, Chief Financial Officer since November 13, 2003.

KAREN R. BOWMAN, Senior Vice President, General Counsel and Corporate Secretary since September 1, 2007; President, HR Management, 1999–2007.

CLARK D. HANDY, Senior Vice President, Human Resources since December 11, 2006; Executive Vice President, Human Resources of Teleflex, Incorporated, 2003–2006.

JEAN-HERVÈ JENN, Executive Vice President, Global IM Market and Client Development since January 1, 2009; President, Information Management International, 2007–2008; President, EMEA, 2003–2007.

TIMOTHY M. WESOLOWSKI, Senior Vice President, Controller and Treasurer since December 5, 2007; Senior Vice President and Controller, 2005–2007; Vice President and Treasurer, 2004–2005; Director of Finance/Group Controller, Fiberglass-Composite Pipe Group of Ameron International, 2002–2004.

ANDREA J. AYERS, President, Customer Management since April 1, 2008; President, Relationship Technology Management, 2007–2008; President, Government and New Markets, 2005–2007; Vice President, Customer Management Marketing, 2003–2005.

MICHAEL J. BETZER, Senior Vice President, Relationship Technology Management since May 1, 2008; Vice President, CRM Siebel/Oracle, 2004–2008; Chief Executive Officer and Founder, Ineto, 1999–2004.

JAMES P. BOYCE, President, Global Business Units since January 1, 2009; President, North America Business Units, 2008; President, Communications, Technology, Media, Entertainment and Canada Groups, 2007; President, AT&T Group, 2005–2006; Senior Vice President, Customer Management Client Business Development, 2002–2005.

JOHN B. GIBSON, President, HR Management since September 1, 2007; Senior Vice President, HR Management Client Services, 2007; Senior Vice President, HR Management Global Operations, 2005–2007; Senior Vice President, HR Management Operations, Americas and India, 2004–2005; Executive Vice President, EPIX Holding Corporation, 2001–2004.

12  Convergys Corporation 2008 Annual Report

Executive Officers of the Registrant (continued)

ROBERT A. LENTO, President, Global Information Management since January 1, 2009; President, Information Management, 2007–2008; President, Communications, Technology, Automotive Group, 2003–2007.

Convergys Corporation 2008 Annual Report  13

PART II

Item 5. Market for the Registrant’s Common Equity, Related

Stockholder Matters and Issuer Purchases of Equity Securities

Convergys Corporation’s shares of common stock, no par value, are listed on the New York Stock Exchange under the symbol “CVG.” As of January 31, 2009, there were 10,823 holders of record of the 122,196,141 common shares of Convergys, excluding amounts held in Treasury (182,881,660 outstanding common shares of Convergys, of which 60,685,519 were held in Treasury).

The high, low and closing prices of our common shares for each quarter in 2008 and 2007 are listed below:

Quarter	1st	2nd	3rd	4th

2008

High	$16.60	$16.75	$16.99	$14.93

Low	$13.66	$14.62	$11.77	$4.02

Close	$15.06	$14.86	$14.78	$6.41

2007

High	$27.18	$27.26	$24.85	$19.18

Low	$23.84	$23.95	$14.67	$15.86

Close	$25.41	$24.24	$17.36	$16.46

We have not paid cash dividends on our common stock, including during the periods of 2008 and 2007. Our Board of Directors re-evaluates this policy periodically. There is no current anticipation of paying cash dividends in the future.

During 2008, we repurchased 7.7 million shares of Convergys common stock for a total cost of $116.6 million. At December 31, 2008, the Company has the authority to purchase an additional 7.1 million common shares of its common stock. We did not repurchase any shares during the fourth quarter of 2008 and at the current time do not anticipate executing additional share repurchases in 2009. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity.

14  Convergys Corporation 2008 Annual Report

Performance Graph

The following Performance Graph compares, for the period from December 31, 2003 through December 31, 2008, the percentage change of the cumulative total shareholder return on the Company’s shares of common stock with the cumulative total return of the S&P 500 Stock Index and the Custom Composite Index (old and new), based on an initial investment of $100 on December 31, 2003, with dividends reinvested. The Custom Composite Index consists of our peer groups. In 2008, we changed our peer group by including certain companies to reflect the change in our competitive landscape.

	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08

Convergys Corp.	$100	85.85	90.78	136.20	94.27	36.71

S&P 500®	$100	110.88	116.33	134.70	142.10	89.53

Old Custom Composite Index	$100	116.54	122.14	129.28	119.62	79.08

New Custom Composite Index	$100	131.20	141.66	180.87	173.34	89.73

The Old Custom Composite Index consists of Affiliated Computer Services, Inc., Amdocs LTD, APAC Customer Services Inc., Comverse Technology Inc., CSG Systems International Inc., Hewitt Associates Inc., ICT Group, Inc., Sykes Enterprises, Inc., and Teletech Holdings Inc.

The New Custom Composite Index consists of all of the companies in the Old Custom Composite Index in addition to Teleperformance, Wipro Ltd, Tata Consultancy Services Ltd., and Intec Telecom Systems.

Copyright © 2009, S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Convergys Corporation 2008 Annual Report  15

Item 6. Selected Financial Data

(Amounts in Millions Except Per Share Amounts)	2008	2007	2006	2005	2004

Results of Operations

Revenues	$2,785.8	$2,844.3	$2,789.8	$2,582.1	$2,487.7

Costs and expenses (1) (2)	2,977.1	2,599.5	2,536.9	2,358.5	2,302.2

Operating (loss) income	(191.3)	244.8	252.9	223.6	185.5

Equity in earnings of Cellular Partnerships	35.7	14.3	11.8	12.4	2.0

Other income (expense), net	14.3	4.0	2.7	(1.4)	(3.8)

Interest expense	(22.6)	(17.5)	(22.8)	(21.2)	(10.3)

(Loss) income before income taxes	(163.9)	245.6	244.6	213.4	173.4

Income tax (benefit) expense (3)	(71.0)	76.1	78.4	90.8	61.9

Net (loss) income	$(92.9)	$169.5	$166.2	$122.6	$111.5

(Loss) earnings per share:

Basic	$(0.75)	$1.26	$1.20	$0.88	$0.79

Diluted	$(0.75)	$1.23	$1.17	$0.86	$0.77

Weighted average common shares outstanding:

Basic (4)	123.5	134.1	138.4	140.0	141.4

Diluted (4)	123.5	137.7	141.7	142.9	145.4

Financial Position

Total assets	$2,841.4	$2,564.2	$2,540.3	$2,411.4	$2,198.8

Total debt	665.9	259.9	343.5	432.2	351.7

Shareholders’ equity	1,150.1	1,521.7	1,455.1	1,355.1	1,285.3

Other Data

Cash provided (used) by:

Operating activities	$192.3	$209.9	$353.4	$232.7	$195.4

Investing activities	(365.1)	(74.8)	(127.5)	(138.3)	(364.9)

Financing activities	292.5	(250.7)	(186.0)	43.2	190.7

Free cash flow (5)	100.2	108.6	256.9	206.8	114.2

(1)	This includes restructuring charges of $34.4, $3.4, $12.5, $21.2 and $30.4 recorded during 2008, 2007, 2006, 2005 and 2004, respectively.
(2)	In 2008, we incurred $334.0 of asset impairment and implementation charges at HR Management, of which $207.5 related to impairment of deferred charges, $61.1 related to impairment of goodwill and $65.4 related to expensing of implementation costs.
(3)	In 2005, we incurred $11.4 in incremental tax expenses related to the repatriation of approximately $187 in funds from foreign subsidiaries.
(4)	Basic and diluted common shares outstanding at December 31, 2008 were 122.1 and 122.1, respectively.
(5)	Free cash flow is not defined under accounting principles generally accepted in United States and is calculated as cash flows from operations excluding the impact of the accounts receivable securitization less capital expenditures (net of proceeds from disposal). The Company uses free cash flow to assess the financial performance of the Company. Convergys’ Management believes that free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow facilitates Management’s ability to strengthen the Company’s balance sheet, to repurchase the Company’s common shares and to repay the Company’s debt obligations. Limitations associated with the use of free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by using both the non-GAAP measure, free cash flow, and the GAAP measure, cash from operating activities, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above. For more detail and a reconciliation of cash flows from operations to free cash flows, see Financial Condition, Liquidity and Capital Resources section of this report.

16  Convergys Corporation 2008 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Amounts in Millions Except Per Share Amounts)

The following information should be read in conjunction with our Consolidated Financial Statements and related notes, included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see additional risks and uncertainties described above in “Disclosure Regarding Forward-Looking Statements,” which appears in Part 1, and in Item 1A. “Risk Factors,” which appears elsewhere in this Annual Report.

Overview

Customer Management

Our Customer Management segment, which accounted for 70% of our consolidated revenues in 2008, partners with clients to deliver solutions that enhance the value of their customer relationships, turning the customer experience into a strategic differentiator. As an end-to-end single-source provider of self-service, agent-assisted and proactive care, we combine consulting, innovative technology and agent-assisted services to optimize the customer experience and strengthen customer relationships. Whether contact center operations are on-premises, fully outsourced or blended, we customize our solutions to meet our clients’ needs.

On September 3, 2008, we acquired 100 percent of the outstanding common shares of Intervoice, a developer of automated voice response systems, for cash consideration of $338.8. Intervoice is a market leader in the delivery of personalized, multi channel automated information solutions that connect people with information, empowering them to control the way they interact with a business. We expect the integration of Intervoice’s speech automation and mobile applications with the Company’s agent-assisted services will enable us to build upon our leadership position in relationship management solutions. Our solutions result in improved operational efficiencies, new revenue streams and, most importantly, enhanced differentiation in the large and growing automated services market. The operating results of Intervoice have been included within the Customer Management segment as of the date of the acquisition.

As more fully described below under the heading, “Customer Management,” Customer Management revenues increased 5% from the prior year to $1,954.8. Customer Management 2008 operating income and operating margin were $92.6 and 4.7%, respectively, compared with $176.7 and 9.5% in 2007. The positive impact from both the Intervoice acquisition and operating efficiency improvements were more than offset by the negative foreign currency impact of approximately $38, as well as investments in our consulting and relationship technology resources and infrastructure costs. Results for 2008 also include $14.0 restructuring charges to streamline operations and reduce headcount.

Information Management

Our Information Management segment serves clients principally by providing and managing complex business support system and operational support system (BSS/OSS) services that address all segments of the communications industry.

In 2008, Information Management accounted for 21% of our consolidated revenues. License and related support and maintenance fees, which accounted for 38% of Information Management revenues in 2008, are earned under perpetual and term license arrangements. Professional and consulting services accounted for 38% and data processing revenues accounted for 24% of Information Management revenues in 2008. As more fully described below under the heading “Information Management,” Information Management revenues of $571.5 decreased 21% compared to the prior year due to the expected negative impact of client migrations in North America as well as project completions. Information Management 2008 operating income and operating margin were $96.4 and 16.9%, respectively, compared with $130.9 and 18.1%, respectively, in 2007. The decline in operating income in 2008 was due to the revenue decline. Results for 2008 and 2007 also include $9.7 and $3.4,

Convergys Corporation 2008 Annual Report  17

respectively, of restructuring charges to streamline operations and reduce headcount.

Information Management continues to face competition as well as consolidation within the communications industry. In January 2008, AT&T, our largest client, informed us that it intended to migrate its subscribers from the legacy wireless billing system that we currently support through a managed services agreement onto AT&T’s other wireless billing system over the next two years. While the migration is subject to change, we anticipate that this will result in a loss of revenue of an amount equal to approximately $35 and $60 in 2009 and 2010, respectively, compared to our 2008 Information Management revenues. The impact of this migration on our 2008 revenues was approximately $6 compared to our 2007 Information Management revenues.

In September 2005, Sprint PCS, a large data processing outsourcing client, completed its acquisition of Nextel Communications. In 2006, Sprint Nextel informed us that it intended to consolidate its billing systems onto a competitor’s system. The migration began in 2006 and was substantially completed by June 30, 2008. Revenues from Sprint Nextel were down 46%, or approximately $53, in 2008 compared to the corresponding period last year. We expect revenue from Sprint Nextel to be down by approximately $50 in 2009, compared to 2008. This revenue decline is incorporated in our 2009 guidance discussed in the “Business Outlook” section, and we do not expect these migrations to have a material impact on our liquidity and capital resources.

In the third quarter of 2008, we announced that we were evaluating a potential separation of the Information Management business from Convergys to create two independent, publicly traded companies, each focused on its own set of business opportunities. We retained a third-party financial advisor to assist us with this process. In January 2009, given reduced technology spending by the communications industry and turmoil in capital markets, we determined that the Company is not currently in a position to separate the Information Management business from Convergys at this time. However, we will continue to evaluate this option and provide updates regarding the plan as the year progresses in 2009.

Human Resource Management

Our HR Management segment provides a full range of human resource outsourcing solutions including benefits administration, compensation, human resource administration, learning, payroll administration, performance management, recruiting and sourcing services to large companies and governmental entities. We take advantage of our economies of scale in order to standardize human resource processes across departments, business lines, language differences and national borders.

HR Management accounted for 9% of our consolidated revenues in 2008. As more fully described below under the heading “Human Resource Management,” HR Management revenues increased 2% to $259.5 from the prior year. HR Management operating loss for 2008 was $358.8 compared to a loss of $38.3 in the prior year. The 2008 operating loss includes $334.0 in asset impairment and implementation charges, of which $268.6 relates to deferred charges and goodwill impairment and $65.4 relates to expensing of implementation costs. These charges reflect challenges with complex implementations which have caused an increase in overall implementation and delivery costs and an assessment of capitalized implementation expenses and goodwill.

We have begun a series of actions that will reduce our implementation risk and improve the future earnings in HR Management. Actions taken include not signing any new HR Management outsourcing business with significant implementation risk, as well as streamlining existing operations, continuing to use additional automation, standardization and leveraging of off-shore assets. Through the combination of the client “go-lives,” lower implementation expense and aggressive cost cutting, our expectation is that we will see significant improvement from this business in 2009.

18  Convergys Corporation 2008 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

(Amounts in Millions Except Per Share Amounts)

Results of Operations

Consolidated Results

	2008	2007	% Change 08 vs. 07	2006	% Change 07 vs. 06

Revenues	$2,785.8	$2,844.3	(2)	$2,789.8	2

Costs and Expenses:

Cost of providing services and products sold (1)	1,892.9	1,837.9	3	1,754.8	5

Selling, general and administrative expenses	593.8	554.9	7	542.0	2

Research and development costs	54.9	73.4	(25)	84.9	(14)

Depreciation	119.0	115.4	3	130.1	(11)

Amortization	13.5	9.0	50	12.6	(29)

Restructuring charges	34.4	3.4	—	12.5	(73)

Asset impairments	268.6	5.5	—	—	—

Total costs and expenses	2,977.1	2,599.5	15	2,536.9	2

Operating (Loss) Income	(191.3)	244.8	—	252.9	(3)

Equity in earnings of Cellular Partnerships	35.7	14.3	—	11.8	21

Other income, net	14.3	4.0	—	2.7	48

Interest expense	(22.6)	(17.5)	29	(22.8)	(23)

(Loss) Income Before Income Taxes	(163.9)	245.6	—	244.6	—

Income tax (benefit) expense	(71.0)	76.1	—	78.4	(3)

Net (Loss) Income	$(92.9)	$169.5	—	$166.2	2

Diluted Earnings Per Common Share	$(0.75)	$1.23	—	$1.17	5

Operating Margin	(6.9)%	8.6%		9.1%

(1)	Exclusive of depreciation and amortization, with the exception of amortization of deferred charges as disclosed in Note 7 of Notes to Consolidated Financial Statements.

2008 vs. 2007

Consolidated revenues for 2008 were $2,785.8, down 2% from 2007. Growth in revenues from Customer Management and HR Management partially offset an anticipated decline in Information Management. Customer Management revenues for 2008 include revenue of $63.3 from the Intervoice acquisition that closed on September 3, 2008. The operating loss of $191.3 in 2008 was driven by the $334.0 of asset impairment and implementation charges recorded at HR Management as well as a 48% operating income decline at Customer Management and a 26% operating income decline at Information Management. The $334.0 of charges, as more fully described under the heading “Human Resource Management,” reflect challenges with complex implementations, which have caused an increase in overall implementation and delivery costs and an assessment of capitalized implementation expenses and goodwill. The 48% Customer Management operating income decline was due to the negative foreign exchange impact as well as higher costs related to investments in consulting and relationship technology resources and infrastructure partially offset by contribution from the Intervoice acquisition. The 26% Information Management operating income decline was driven by revenue declines resulting from North American client migrations as well as project completions. Operating income included restructuring charges of $34.4 and $3.4 during 2008 and 2007, respectively. The 2008 net loss and diluted loss per share was $92.9 and $0.75, respectively, compared to net income and diluted earnings per share of $169.5 and $1.23, respectively, in the prior year. Strong contribution from the Cellular Partnerships and a favorable impact from the tax rates in 2008 helped partially offset lower operating income.

As a percentage of revenues, cost of providing services and products sold were 67.9% compared to 64.6% in the prior year. The increase was primarily due to increases in cost of providing services and products sold at HR Management, reflecting expensing of the $65.4 of implementation costs as more fully described below under the heading “Human Resource Management.” Selling, general and administrative expenses of $593.8 increased 7% compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were 21.3% compared to 19.5% in the prior year. The

Convergys Corporation 2008 Annual Report  19

increase was due to higher selling, general and administrative expenses at Customer Management, reflecting additional investments in consulting and relationship technology resources and infrastructure costs. This increase was partially offset by lower selling, general and administrative expenses both at Information Management and HR Management, largely reflecting the benefits from cost saving initiatives. The 25% decrease in research and development costs largely reflects reduced spending at Information Management. We are being selective in our approach to research and development spending, focusing our efforts on only what we consider the highest impact areas. We are also adding development efforts in Asia and acquiring technology through product partnerships and small acquisitions.

As discussed more fully under the heading, “Restructuring Charges,” we recorded net restructuring charges of $34.4 in 2008 versus $3.4 in 2007. In 2008, we recorded equity income in the Cellular Partnerships of $35.7 compared to $14.3 recorded in 2007. Interest expense of $22.6 increased from $17.5 in the prior year reflecting a higher level of debt resulting from the Intervoice acquisition. The $10.3 increase in other income, net, was primarily due to an increase in our foreign exchange transaction gains. Other income, net also includes a $6.0 gain from termination of treasury lock instruments that was offset by lower interest income in 2008. See Note 13 of the Notes to Consolidated Financial Statements for discussion related to the treasury lock derivative instruments. Our effective tax benefit rate was 43.3% for 2008 compared to an effective tax expense rate of 31.0% in the prior year. This relatively high effective tax benefit rate was driven by the asset impairment and implementation charges at HR Management discussed above, a favorable impact from the resolution of uncertain tax positions (including resolution of tax audits and expiration of statutes of limitations during 2008), and the impact from the higher mix of non-U.S. income that is taxed at lower effective rates. See Note 15 of the Notes to Consolidated Financial Statements for further discussion related to effective tax rates.

As a result of the above, net loss and diluted loss per share for 2008 were $92.9 and $0.75, respectively, compared with net income and diluted earnings per share of $169.5 and $1.23, respectively, in 2007.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” and EITF 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” Refer to Note 2 of the Notes to Consolidated Financial Statements for details related to the adoption of these Standards. The adoption of these Standards had no impact on our Consolidated Statements of Operations.

2007 vs. 2006

Consolidated revenues for 2007 were $2,844.3, up 2% from 2006. The increase reflects 3% growth in Customer Management revenues and 21% growth in HR Management revenues. Revenues from Information Management declined 7% compared to 2006, primarily due to anticipated client migrations. Operating income was $244.8 compared to $252.9 in 2006. The decline in operating income in 2007 was primarily due to $25.7 decline in Customer Management operating income, which was partially offset by a decrease of $11.6 in long-term incentive plan expenses recorded at Corporate, largely reflecting the impact of our share price performance and Convergys’ pay-for-performance policy, as well as a $6.4 increase in operating income at Information Management. Operating income included restructuring charges of $3.4 and $12.5 during 2007 and 2006, respectively.

As a percentage of revenues, cost of providing services and products sold were 64.6% compared to 62.9% in 2006. The 170 basis point increase in cost of providing services and products sold as a percentage of revenues was due to an increase in Customer Management costs due to the negative impact of the weakening U.S. dollar as well as higher labor costs and an increase in HR Management costs largely due to new client programs and implementations. These increases were partially offset by lower cost of providing services and products sold as a

20  Convergys Corporation 2006 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

(Amounts in Millions Except Per Share Amounts)

percentage of revenues incurred at Information Management. Selling, general and administrative expense of $554.9 increased 2% compared to 2006. As a percentage of revenues, selling, general and administrative expenses were 19.5% compared to 19.4% in 2006. This increase primarily reflects additional capacity expansion costs at Customer Management. The 14% decrease in research and development costs largely reflects increased efficiency and focused spending on Infinys software. The 11% decrease in depreciation expense primarily reflects assets that became fully depreciated. Asset impairment charges of $5.5 reflect impairment of certain acquired intangible assets in the fourth quarter of 2007.

As discussed more fully under the heading, “Restructuring Charges,” we recorded net restructuring charges of $3.4 in 2007 versus $12.5 in 2006. In addition, operating income for 2007 was positively impacted by a decrease of $11.6 in long-term incentive plan expense recorded at Corporate largely reflecting the impact of our share price performance and Convergys’ pay-for-performance policy. In 2007, we recorded equity income in the Cellular Partnerships of $14.3 compared to $11.8 recorded in 2006. Interest expense of $17.5 decreased from $22.8 in 2006, primarily reflecting a lower level of debt. The $1.3 increase in other income, net in 2007 was mainly due to a decrease in our foreign exchange transaction losses. Our effective tax rate was 31.0% for 2007 compared to 32.0% in 2006. The lower effective tax rate in 2007 was largely due to an increase in income in countries in which we currently have income tax holidays. See Note 15 of the Notes to Consolidated Financial Statements for further discussion related to effective tax rates.

As a result of the foregoing, 2007 net income and earnings per diluted share increased to $169.5 and $1.23, respectively, compared with $166.2 and $1.17, respectively, in 2006. Beginning January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” The adoption of this Standard resulted in a reduction of $7.8 to our retained earnings at January 1, 2007.

Customer Management

	2008	2007	% Change 08 vs. 07	2006	% Change 07 vs. 06

Revenues:

Communications	$1,140.2	$1,075.0	6	$953.2	13

Technology	159.5	155.2	3	157.1	(1)

Financial services	250.8	259.0	(3)	262.2	(1)

Other	404.3	376.9	7	430.6	(12)

Total revenues	1,954.8	1,866.1	5	1,803.1	3

Costs and Expenses:

Cost of providing services and products sold	1,319.4	1,244.1	6	1,180.4	5

Selling, general and administrative expenses	454.7	380.7	19	335.8	13

Research and development costs	8.4	4.6	83	8.6	(47)

Depreciation	61.4	55.9	10	65.4	(15)

Amortization	4.3	2.7	59	4.0	(33)

Restructuring charges	14.0	—	—	6.5	(100)

Asset impairments	—	1.4	(100)	—	—

Total costs and expenses	1,862.2	1,689.4	10	1,600.7	6

Operating Income	$92.6	$176.7	(48)	$202.4	(13)

Operating Margin	4.7%	9.5%		11.2%

2008 vs. 2007

Revenues

Customer Management revenues for 2008 were $1,954.8, up 5% from 2007. This includes $63.3 in revenue from the Intervoice acquisition that closed on September 3, 2008.

The acquisition does not meet the thresholds for a significant acquisition and, therefore, no pro forma financial information is presented.

Revenues from the communications vertical increased 6% from the prior year. Growth with two large wireless clients

Convergys Corporation 2008 Annual Report  21

and from the Intervoice acquisition was partially offset by a shift in our revenue mix for a few of our clients from North America to the Philippines. Revenues from the financial services vertical decreased 3%, reflecting completion of programs with clients that were partially offset by growth from the Intervoice acquisition. Revenues from the Other vertical, which is comprised of clients outside of Customer Management’s three largest industries, increased 7% from the prior year, reflecting growth from the new programs as well as the Intervoice acquisition.

Costs and Expenses

Customer Management total costs and expenses were $1,862.2, a 10% increase from the prior year. Customer Management cost of providing services and products sold increased 6% to $1,319.4 from the prior year. As a percentage of revenues, cost of providing services and products sold were 67.5% for 2008, up 80 basis points from 66.7% in the prior year. The impact of revenue growth and operating efficiencies were more than offset by the negative foreign currency impact of approximately 165 basis points. Customer Management serves a number of its U.S.-based clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to operate these non-U.S. contact centers is denominated in Canadian dollars, Indian rupees or Philippine pesos, which represents a foreign exchange exposure. The expense of operating these contact centers, translated into U.S. dollars, has increased. As discussed in further detail in the section titled “Market Risk,” we hedge this exposure by entering into foreign currency forward contracts and options to limit potential foreign currency exposure. We enter into these derivative instruments on a periodic basis over time and, therefore, the 2008 earnings impact is determined based on the difference in our hedged rates between 2008 and 2007.

Selling, general and administrative expenses of $454.7 increased 19% compared to the prior year. This reflects higher investments in our consulting and relationship technology resources and infrastructure costs. As a percentage of revenues, selling, general and administrative expenses were 23.3% for 2008 compared to 20.4% in the prior year. The $3.8, or 83%, increase in research and development costs reflects investments in our relationship technology solutions. The 10% increase in depreciation expense and the 59% increase in amortization expense largely reflect depreciation and amortization of the assets acquired through the Intervoice acquisition. Refer to Note 5 of the Notes to Consolidated Financial Statements for details related to assets acquired from the Intervoice acquisition. As discussed more fully under the heading, “Restructuring Charges,” Customer Management recorded a restructuring charge of $14.0 during 2008 to streamline operations and reduce headcount.

Operating Income

As a result of the foregoing, Customer Management operating income and operating margin were $92.6 and 4.7%, respectively, compared with $176.7 and 9.5%, respectively, in the prior year.

2007 vs. 2006

Revenues

Customer Management revenues for 2007 were $1,866.1, up 3% from 2006. Revenue growth resulted from several existing clients in the communication vertical.

Revenues from the communication vertical increased 13% from 2006, reflecting growth with several large wireless and cable clients, partially offset by a reduction in spending from a large communication client reflecting lower call volume due to a reduction in their programs. Revenues from the technology vertical and financial services vertical decreased 1%, reflecting completion of programs with clients. Other revenues, which are comprised of clients outside of Customer Management’s three largest industries, decreased 12% from 2006. This was primarily due to declines in transportation and government programs.

22  Convergys Corporation 2006 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

(Amounts in Millions Except Per Share Amounts)

Costs and Expenses

Customer Management total costs and expenses were $1,689.4, a 6% increase from 2006. Customer Management cost of providing services and products sold increased 5% to $1,244.1 from 2006. As a percentage of revenues, cost of providing services and products sold were 66.7% for 2007 compared to 65.5% in 2006. The impact of revenue growth and cost-saving initiatives were offset by higher expenses of approximately $18 resulting from the impact of a weakened U.S. dollar, net of gains realized from the settlement of hedged instruments, as well as higher labor costs. As discussed in further detail in the section titled “Market Risk,” we hedge this exposure by entering into foreign currency forward contracts and options.

Selling, general and administrative expenses of $380.7 increased 13% compared to 2006. This reflects higher costs from capacity expansions during 2007 and also costs from adding sales and consulting resources. As a percentage of revenues, selling, general and administrative expenses were 20.4% for 2007 compared to 18.6% in 2006. Compared to 2006, research and development costs decreased $4.0, reflecting reduced spending on a Customer Management application. The 15% decrease in depreciation expense mostly reflects data center assets, which are now being managed in a shared service environment. As discussed more fully under the heading, “Restructuring Charges,” Customer Management recorded a $6.5 restructuring charge in 2006. The $1.4 in asset impairment expense reflects impairment of an acquired intangible asset in the fourth quarter of 2007.

Operating Income

As a result of the foregoing, Customer Management operating income and operating margin were $176.7 and 9.5%, respectively, compared with $202.4 and 11.2%, respectively, in 2006.

Information Management

	2008	2007	% Change 08 vs. 07	2006	% Change 07 vs. 06

Revenues:

Data processing	$135.4	$239.6	(43)	$301.1	(20)

Professional and consulting	216.1	262.8	(18)	287.2	(8)

License and other	220.0	220.6	—	187.0	18

Total revenues	571.5	723.0	(21)	775.3	(7)

Costs and Expenses:

Cost of providing services and products sold	304.4	382.7	(20)	420.1	(9)

Selling, general and administrative expenses	79.3	101.4	(22)	114.4	(11)

Research and development costs	46.5	67.2	(31)	75.0	(10)

Depreciation	28.2	32.4	(13)	33.6	(4)

Amortization	7.0	3.7	89	6.9	(46)

Restructuring charges	9.7	3.4	—	0.8	—

Asset impairments	—	1.3	(100)	—	—

Total costs and expenses	475.1	592.1	(20)	650.8	(9)

Operating Income	$96.4	$130.9	(26)	$124.5	5

Operating Margin	16.9%	18.1%		16.1%

2008 vs. 2007

Revenues

Information Management revenues of $571.5 in 2008 were down 21% compared to the prior year, due to North American client migrations as well as project completions.

Data processing revenues of $135.4 decreased 43% from the prior year reflecting North American client migrations. Professional and consulting revenues of $216.1 decreased 18% from the prior year reflecting project completions and reduction in services resulting from client migrations. License and other revenues remained relatively flat at $220.0 compared to the prior year. Termination revenue resulting from the completion of the Sprint Nextel and another North American client migration was offset by several items including reduction in client budgets due to

Convergys Corporation 2008 Annual Report  23

slowdown in the industry, delayed project acceptance and completion of some international programs.

Revenues from Sprint Nextel were down approximately $53, or 46%, in 2008 compared to 2007. We expect revenue from Sprint Nextel to be down by approximately $50 in 2009, compared to 2008.

Costs and Expenses

Information Management total costs and expenses were $475.1, down 20% from the prior year. Information Management cost of providing services and products sold decreased 20% to $304.4 from the prior year. As a percentage of revenues, cost of providing services and products sold were 53.3% for 2008, and were relatively flat compared to prior year. Selling, general and administrative expenses of $79.3 decreased 22% from the prior year, reflecting benefits from continued focus on reducing costs. As a percentage of revenues, selling, general and administrative expenses were 13.9% compared to 14.0% in 2007. The 31% decrease in research and development costs reflects our selective approach to research and development spending by focusing our efforts on only what we consider the highest impact areas. We are also adding development efforts in Asia and acquiring technology through product partnerships and small acquisitions. Based on specific opportunities, we may increase our research and development investment in future quarters.

As discussed more fully under the heading “Restructuring Charges,” we recorded restructuring charges of $9.7 during 2008 to better align cost structure to future business needs as well as to shift the geographic mix of some of our resources. We recorded a restructuring charge of $3.4 in 2007 related to a facility closure in the United Kingdom.

Operating Income

As a result of the foregoing, Information Management operating income and operating margin were $96.4 and 16.9%, respectively, compared with $130.9 and 18.1%, respectively, in the prior year.

2007 vs. 2006

Revenues

Information Management revenues of $723.0 in 2007 were down 7% compared to 2006, primarily due to the negative impact of the AT&T and Sprint Nextel client migrations.

Data processing revenues of $239.6 decreased 20% from 2006. This decrease reflects the changing dynamics of Information Management’s billing relationship with AT&T, as AT&T migrated AT&T subscribers to an in-house managed service environment. The AT&T migration was completed earlier in 2007. Professional and consulting revenues of $262.8 decreased 8% from 2006. This decrease was also largely attributable to AT&T, due to a reduction in migration services. License and other revenues increased 18% to $220.6 from 2006, reflecting strong license revenue increases with several international clients.

Costs and Expenses

Information Management total costs and expenses were $592.1, down 9% from 2006. Information Management cost of providing services and products sold decreased 9% to $382.7 from 2006. As a percentage of revenues, cost of providing services and products sold were 52.9% for 2007 compared to 54.2% in 2006. This decrease primarily reflects cost reductions and growth in license and other revenues. Selling, general and administrative expenses decreased 11% from 2006, reflecting benefits from continued focus on reducing costs. As a percentage of revenues, selling, general and administrative expenses decreased to 14.0% from 14.8% in 2006. The 10% decrease in research and development costs reflects increased efficiency and focused spending on Infinys software. The 46% decrease in amortization expense mostly reflects accelerated amortization of acquired software in the second quarter of 2006. Additionally, as discussed in further detail under the heading, “Restructuring Charges,” Information Management recorded a restructuring charge of $3.4 in 2007. This compares to a net restructuring charge of $0.8 in 2006. The $1.3 in asset impairment expense reflects impairment of an acquired intangible asset in the fourth quarter of 2007.

24  Convergys Corporation 2006 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

(Amounts in Millions Except Per Share Amounts)

Operating Income

As a result of the foregoing, Information Management operating income and operating margin were $130.9 and 18.1%, respectively, compared with $124.5 and 16.1%, respectively, in 2006.

Human Resource Management

	2008	2007	% Change 08 vs. 07	2006	% Change 07 vs. 06

Revenues:	$259.5	$255.2	2	$211.4	21

Costs and Expenses:

Cost of providing services and products sold	269.1	211.1	27	154.0	37

Selling, general and administrative expenses	58.6	66.7	(12)	77.9	(14)

Research and development costs	—	1.6	(100)	1.3	23

Depreciation	9.3	8.7	7	12.8	(32)

Amortization	2.2	2.6	(15)	1.7	53

Restructuring charges	10.5	—	—	2.1	(100)

Asset impairments	268.6	2.8	—	—	—

Total costs and expenses	618.3	293.5	—	249.8	17

Operating Loss	$(358.8)	$(38.3)	—	$(38.4)	—

2008 vs. 2007

Revenues

HR Management revenues for 2008 were $259.5, up 2% from 2007. Revenue growth from a contract termination payment received during the first quarter of 2008 and from the North American go-live of a large contract was partially offset by the elimination of pass-through revenue with a large HR outsourcing client during 2008, as well as declines from the completion of certain legacy programs. Pass-through revenues for 2008 and 2007 were $12.8 and $25.3, respectively.

Costs and Expenses

In 2008, we recorded $334.0 of asset impairment and implementation charges at HR Management, of which $268.6 related to impairment of deferred charges and goodwill and $65.4 related to expensing of implementation costs. The charges reflect challenges with complex implementations which have caused an increase in overall implementation and delivery costs and an assessment of capitalized implementation expenses and goodwill. As discussed more fully in the “Deferred Charges” section of Note 2 of the Notes to Consolidated Financial Statements, typically implementation costs are deferred and amortized ratably over the life of the contract. Deferred amounts are periodically evaluated for impairment or when circumstances indicate a possible inability to recover their carrying amounts. In the event these costs are not deemed recoverable, we follow the guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to determine if impairment exists. Based upon the contract profitability analysis completed in the third quarter of 2008, two global HR Management contracts were projected to be unprofitable over their contract terms, due to an increase in their overall implementation and delivery costs. As a result, the capitalized costs of $207.5 related to these contracts were impaired and, therefore, were written down as impairment charges and are recorded within the asset impairments caption in the accompanying Consolidated Statement of Operations. After the write-off, one of the contracts is expected to be profitable over its remaining contract term and the other contract is expected to continue to generate losses. The losses from this executory contract will be recorded as incurred, over the contract term through 2016 in our Consolidated Statements of Operations and are not expected to be material to the Consolidated Financial Statements.

Further, during the third quarter of 2008, the costs of implementing another large HR Management outsourcing client contract exceeded the amount recoverable at September 30, 2008 under the contract. When implementation costs are deemed not recoverable, such excess costs are expensed even if the contract is profitable over its term, in accordance with our accounting policy. This resulted in expensing of $65.4 of implementation costs in the third quarter of 2008, even though the contract is expected to be profitable over its

Convergys Corporation 2008 Annual Report  25

term. This charge is recorded within the cost of providing services and products sold caption in the Consolidated Statements of Operations.

The charges discussed above, recorded during the third quarter of 2008 triggered an impairment review of the goodwill related to the HR Management segment. As discussed more fully in Note 6 of the Notes to Consolidated Financial Statements, we are required to test goodwill for impairment annually and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the second step requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. We determined that the fair value of the HR Management segment was less than its carrying value as of September 30, 2008 and, therefore, the second step of the test was required. This second step review of the HR Management segment was completed during the fourth quarter of 2008 and resulted in a non-cash goodwill impairment charge of $61.1 recorded within the asset impairments caption in the accompanying Consolidated Statements of Operations. In determining the amount of the HR Management related goodwill impairment, we engaged a third-party appraisal firm to assist in valuing the significant intangible assets of the reporting unit. Key assumptions used by the Company in determining the fair value of the HR Management segment include revenue increases from existing contracts as services “go-live” and an estimate of future cash implementation costs and revenue.

HR Management cost of providing services and products sold for 2008 were $269.1, up 27% from 2007. As a percentage of revenues, costs of providing services and products sold were 103.7% for 2008 compared to 82.7% in 2007. The increase was related to expensing $65.4 of implementation costs related to a large HR Management outsourcing contract in the third quarter of 2008 as discussed above. Selling, general and administrative expenses of $58.6 decreased 12% from 2007, largely reflecting an increase in employees working on client-related projects in 2008 and savings realized from cost reduction initiatives. As a percentage of revenues, selling, general and administration expenses were 22.6% in 2008 compared to 26.1% in 2007. The decrease in research and development expense in 2008 reflects employees working on client related implementation projects. Additionally, as discussed in further detail under the heading, “Restructuring Charges,” HR Management recorded a restructuring charge of $10.5 in 2008 to better align cost structure to future business needs.

Operating Income

As a result of the foregoing, HR Management 2008 operating loss was at $358.8 compared to $38.3 in the prior year.

2007 vs. 2006

Revenues

HR Management revenues for 2007 were $255.2, up 21% from 2006. Revenue growth was largely from clients in early stage, live operation.

Costs and Expenses

HR Management total costs and expenses were $293.5, up 17% from 2006. HR Management cost of providing services and products sold for 2007 were $211.1, up 37% from 2006. As a percentage of revenues, cost of providing services and products sold were 82.7% for 2007 compared to 72.8% in 2006. This increase largely related to client program implementations. In the early stages of client programs, margins tend to be lower. However, as we become more efficient with the delivery of the services, our margins tend to improve. Further, there were some implementation costs that were expensed during the current year. As discussed more fully in the “Deferred Charges” section of Note 2 of the Notes to Consolidated Financial Statements, we typically defer implementation

26  Convergys Corporation 2008 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

(Amounts in Millions Except Per Share Amounts)

costs associated with a contract and amortize them ratably over the life of the contract. When implementation costs are deemed not recoverable in accordance with our accounting policy, we expense such excess costs even if the contract is profitable over its term. Additionally, $25.3 of revenue recognized in this period was pass-through in nature. Selling, general and administrative expenses of $66.7 decreased 14% from 2006, reflecting improved employee productivity. As a percentage of revenues, selling, general and administration expenses were 26.1% in 2007 compared to 36.8% in 2006, primarily reflecting revenue growth. The $2.8 in asset impairment expense reflects impairment of an acquired intangible asset in the fourth quarter of 2007. Additionally, as discussed in further detail under the heading, “Restructuring Charges,” HR Management recorded a restructuring charge of $2.1 in 2006.

Operating Income

As a result of the foregoing, HR Management 2007 operating loss remained essentially flat at $38.3 compared to 2006.

Restructuring Charges

As discussed more fully in Note 9 of the Notes to Consolidated Financial Statements, we recorded the following restructuring charges:

2008

During the first quarter of 2008, we initiated a restructuring plan to align resources to future business needs and to shift the geographic mix of some of our resources. Restructuring actions were taken in each business segment, of which $5.4 related to Customer Management, $6.9 related to Information Management and $1.8 related to HR Management. The severance charge of $14.1 was largely paid in cash pursuant to the Company’s severance policy and employment agreements. These actions, which affected approximately 750 professional and administrative employees worldwide, were mostly completed by the end of 2008.

During the fourth quarter of 2008, we initiated another restructuring plan to reduce approximately 750 of our worldwide salaried employees and approximately 1,000 of non-salaried employees. Restructuring actions were taken in each business segment, of which $8.6 related to Customer Management, $2.8 related to Information Management, $8.7 related to HR Management and $0.2 related to Corporate. The $20.3 restructuring charges include cash-related payments of $16.2 and a non-cash charge of $2.3 related to acceleration of equity-based awards which are being paid pursuant to the Company’s severance policy, as well as facility closure related accruals of $1.8. The severance actions are expected to be completed during 2009. We expect the payback on these charges to be less than one year.

Below is a summary of the 2008 net restructuring charge of $34.4 ($22.4 after tax) by segment:

	Customer Management	Information Management	HR Management	Corporate	Total

Severance costs	$12.2	$9.7	$10.5	$0.2	$32.6
Facility-related costs	1.8	—	—	—	1.8

Net restructuring	$14.0	$9.7	$10.5	$0.2	$34.4

Restructuring liability activity for the 2008 plan consisted of the following:

2008

Balance at January 1	$—

Restructuring charge	34.4

Severance payments	(12.3)

Balance at December 31	$22.1

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

Convergys Corporation 2008 Annual Report  27

sublease agreements. We used estimates, based on consultation with its real estate advisors, to arrive at the proceeds from any future sublease agreements. We will continue to evaluate such estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to this facility closure in the future. At December 31, 2008, this restructuring reserve had an outstanding balance of $1.0, which will be paid over several years until the lease expires.

2006

We initiated a restructuring plan in the fourth quarter of 2006. The plan was initiated to rationalize facility costs, further streamline our operations in order to align resources to support growth, and to shift the geographic mix of some of our resources. The plan resulted in a net restructuring charge of $12.5 and included $24.1 of severance costs, $0.5 of facility closure costs and reversal of $12.1 in facility abandonment costs. Restructuring actions were taken in each business segment, of which $6.5 related to Customer Management, $0.8 related to Information Management, $2.1 related to HR Management and $3.1 related to Corporate.

The $24.1 severance charge was paid pursuant to the Company’s severance policy and employment agreements and included cash-related payments of $21.3 and a non-cash charge of $2.8 related to the acceleration of equity-based awards. These actions, which affected approximately 700 professional employees, were completed in 2007. The $0.5 of facility closure costs relate to an additional accrual, resulting from changes in the sublease estimates, for a property that was abandoned in 2005. In the fourth quarter of 2006, the Company made a decision to consolidate its operations in the U.K. and move into one of the facilities that was originally abandoned in 2002. This resulted in the reversal of $12.1 of the Company’s 2002 facility related restructuring reserves at December 31, 2006. Completion of the facility consolidation at this location resulted in the recording of additional reserves in the third quarter of 2007, as discussed above.

Below is the summary of the 2006 net restructuring charge of $12.5 ($8.5 after tax) by segment:

	Customer Management	Information Management	HR Management	Corporate	Total
Severance costs	$6.5	$12.9	$1.6	$3.1	$24.1
Facility-related costs/ (reversal)	—	(12.1)	0.5	—	(11.6)

Net restructuring	$6.5	$0.8	$2.1	$3.1	$12.5

Restructuring liability activity for the fourth quarter 2006 plan consisted of the following:

	2008	2007	2006

Balance at January 1	$3.1	$20.5	$—

Restructuring charge	—	—	24.6

Lease termination payments	—	(0.5)	—

Severance payments	(3.1)	(16.9)	(4.1)

Balance at December 31	$—	$3.1	$20.5

Client Concentration

Our three largest clients accounted for 33.0% of our revenues in 2008, up slightly from 32.9% in 2007. We serve AT&T, our largest client with 18.2% of 2008 revenues under Customer Management and Information Management contracts. We serve Sprint Nextel, our second largest client, under Customer Management and Information Management contracts. We provide Customer Management services to Sprint Nextel under a contract between Sprint Nextel and IBM, as a subcontractor to IBM. We serve DirecTV, our third largest client in 2008, under Customer Management contracts. Volumes under certain of our long-term contracts are subject to variation based on, among other things, the spending by clients on outsourced customer support and subscriber levels.

Business Outlook

We and our clients are facing a challenging economic environment within which forecasting is difficult. Going into 2009, some of our existing clients are projecting lower volumes and for planning purposes we have assumed that these adverse conditions will generally continue

28  Convergys Corporation 2008 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

(Amounts in Millions Except Per Share Amounts)

throughout 2009. Actual economic conditions could positively or negatively impact performance for the year.

Given these planning assumptions, expectations for 2009 performance are as follows:

•

We expect overall revenue to grow slightly in 2009. Growth is expected to come from a modest increase in Customer Management (including the Intervoice acquisition) and HR Management, partially offset by a decline in Information Management.

•

We also expect a slight overall improvement in operating income. This will include a modest increase in Customer Management operating income, improvement in HR Management operating loss, and some decline in Information Management.

•

The overall operating income improvement will be more than offset by expected higher interest expense, as our 2009 business plan includes assumptions regarding higher debt levels primarily from the Intervoice acquisition and cost of potentially refinancing the $250 bond that is due in December 2009.

•	An expected tax rate in the range of about 30% for the full year, with higher rates in the beginning of the year.
•	Given the uncertain environment, we expect earnings per share in the range of $0.90 and $1.10. This reflects the difficulty of predicting the impact of the current environment on client business.
•

Free cash flow is expected to be approximately $200 in 2009, driven by continued contributions to net income from Information Management and Customer Management, reductions in cash usage in HR Management, minimal cash tax outflows, and depreciation and amortization expense greater than capital expenditures. The expected 2009 free cash flow of $200, combined with the $240 cash on the balance sheet at December 31, 2008, would provide us with sufficient liquidity to retire the $250 debt maturing in December 2009, and also provide us with an ability to invest in our business in 2009 and beyond.

Financial Condition, Liquidity and Capital Resources

Liquidity and Cash Flows

We believe that Convergys has adequate liquidity from cash and expected future cash flows to fund ongoing operations, invest in the business and make required debt payments. For 2009, we expect free cash flow to be approximately $200, significantly higher than the 2008 free cash flow of $100.2. Major factors causing the expected increase in 2009 free cash flow include:

•	A reduction in implementation costs for two global HR Management contracts as we have completed the key portions of the implementations and achieved key “go-live” milestones.
•	An increase in implementation revenue from one of the global HR Management clients based on existing contractual payment terms and achieving certain milestones.
•	An improvement in the HR Management operating results as a result of additional revenue realized from ongoing services being performed post “go-live” dates and cost reductions.

The combination of the above factors is expected to result in improvement in the 2009 cash flow. Our 2009 expected free cash flow will be negatively impacted to the extent there are project delays, contractual settlements or cost overruns related to the remaining implementation phases of the two large HR Management contract implementations. Receipts of implementation revenue are based on scheduled contractual amounts and achieving certain milestones. If achieving the milestones date is delayed, our cash flow could be negatively impacted by a material amount.

In addition to the above factors, we expect that cash flow will be positively impacted in 2009 by actions being taken to continue to accelerate collection of accounts receivables, to improve payment terms with vendors and to further reduce capital spending and can be negatively impacted by collateral requirements and client bankruptcies.

Convergys Corporation 2008 Annual Report  29

We expect that the combination of 2009 free cash flow and the solid liquidity position as of December 31, 2008, including cash of $240.0, will provide us with the ability to fund ongoing operations, invest in the business and retire the $250 unsecured senior notes due in December 2009 without obtaining additional financing. However, if external financing markets improve during the year, then we may examine opportunities to increase our financial flexibility through the capital markets.

Cash flow from operating activities generally provides us with a significant source of funding for our investing and financing activities.

	2008	2007	2006

Net cash flows from operations	$192.3	$209.9	$353.4

Net cash flows used in investing	(365.1)	(74.8)	(127.5)

Net cash flows provided by (used in) financing	292.5	(250.7)	(186.0)

Computation of Free Cash Flows:

Net cash flows from operations	$192.3	$209.9	$353.4

Capital expenditures, net of proceeds from disposal of assets	(92.1)	(101.3)	(96.5)

Free Cash Flows	$100.2	$108.6	$256.9

Cash flows from operating activities totaled $192.3 in 2008, compared to $209.9 in 2007 and $353.4 in 2006. Compared to the prior year, the $17.6 decline in cash flow from operations was driven largely by the increase in net deferred charges due to additional HR Management contract implementation costs in the current year. Total implementation related costs, less implementation revenue paid by the clients, and the related amortization of these cost and revenue is described below as “net deferred charges.” During 2008, net deferred charges increased by $133.3 excluding the impact of the $272.9 of impairment and implementation charges that were incurred in the third quarter in the HR Management segment. We believe that the implementation costs for both of our two large HR Management outsourcing contracts have peaked in 2008. In 2007, the increase in net deferred charges related to client implementations incurred primarily at HR Management was approximately $30. The increase in net deferred charges during 2008 compared to 2007 was nearly offset by a reduction in accounts receivable of approximately $60 and a decline in other working capital requirements of approximately $35.

The decrease in cash flow from operating activities during 2007, compared to 2006, was driven by changes in working capital. The working capital increases were mostly due to lower bonus accruals in 2007, a decrease in advance billing amounts in 2007 and the timing of both accounts payable and restructuring payments. Also in 2007, the increase in net deferred charges related to client implementations incurred primarily at HR Management was approximately $30.

We used $365.1 for investing activities in 2008 compared to $74.8 in 2007 and $127.5 in 2006. During 2008, we paid $312.2 (net of cash acquired) for the acquisition of Intervoice in the Customer Management segment and three small acquisitions in the Information Management segment. The investing activity in 2008 was favorably impacted by a $39.2 return of capital from the Cellular Partnerships. At this point, we are not aware of any material capital calls from the general partner of Cincinnati SMSA Limited Partnership. The 41% decrease in amounts for investing activities during 2007 compared to 2006 was due to sale of our short-term investments during 2007.

Financing activities provided $292.5 in 2008 compared to using cash of $250.7 in 2007 and $186.0 in 2006. During the third quarter of 2008, we borrowed the entire amount available under our $400 Five-Year Competitive Advance and Revolving Credit Facility, primarily to fund the acquisition of Intervoice. Also in 2008, we repurchased 7.7 million of the Company’s shares of common stock for $116.6. At the current time, we do not anticipate executing additional share repurchases in 2009. The cash flow used during 2007 and 2006 was largely due to debt repayments and repurchase of the Company’s common stock.

30  Convergys Corporation 2008 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

(Amounts in Millions Except Per Share Amounts)

During 2008, both Moody’s and Standard and Poor’s downgraded our credit ratings, and our debt is no longer considered investment grade by both agencies. As of December 31, 2008, our credit ratings and outlook are as follows:

	Long-Term Debt	Outlook

Moody’s	Ba1	Under review, possible downgrade

Standard and Poor’s	BB+	Negative

The current as well as any further downgrades could have a negative impact on both our access to capital markets and financing costs.

The Company’s free cash flow, defined as cash flow from operating activities less capital expenditures (net of proceeds related to disposals), was $100.2, $108.6 and $256.9 for 2008, 2007 and 2006, respectively. The Company uses free cash flow to assess the financial performance of the Company. The Company believes that free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow facilitates management’s ability to strengthen the Company’s balance sheet, to repurchase the Company’s common shares and to repay the Company’s debt obligations. Limitations associated with the use of free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by utilizing both the non-GAAP measure, free cash flow, and the GAAP measure, cash from operating activities, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

We believe that our financial structure and condition are solid. At December 31, 2008, total capitalization was $1,816.0, consisting of $665.9 of short-term and long-term debt and $1,150.1 of equity. At December 31, 2007, total capitalization was $1,781.6, consisting of $259.9 of short-term and long-term debt and $1,521.7 of equity. The total debt-to-capital ratio at December 31, 2008, was 36.7%, which compares to 14.6% at December 31, 2007. The increase in this ratio is due to higher level of borrowings in 2008 compared to 2007, primarily as a result of the acquisition of Intervoice.

During the third quarter of 2008, we borrowed the entire amount available under our $400 Five-Year Competitive Advance and Revolving Credit Facility. This borrowing was mainly to fund our acquisition of Intervoice as described in Note 5 of the Notes to Consolidated Financial Statements. The commitment fee on this facility at December 31, 2008 was 0.1%. The maturity date of the Revolving Credit Facility Agreement is October 20, 2011. The participating agents in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank and Deutsche Bank AG. The Company’s credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios. Our interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. Our debt-to-EBITDA ratio cannot be greater than 3.25 to 1.0 at any time. We were in compliance with all covenants throughout 2008.

In December 2004, we issued $250.0 in 4.875% unsecured senior notes due December 15, 2009. The notes were offered and sold pursuant to our universal shelf registration statement, previously declared effective in June 2003. At December 31, 2008 and 2007, the senior notes had an outstanding balance of $249.8 and $249.4, respectively. In May 2008, we filed a shelf registration statement for the issuance of a senior debt in a form not yet determined.

As discussed in Note 12 of Notes to Consolidated Financial Statements, we lease certain facilities and equipment used

Convergys Corporation 2008 Annual Report  31

in our operations under operating leases. This includes our office complex in Orlando, Florida, which is leased from Wachovia Development Corporation (Lessor), a wholly owned subsidiary of Wachovia Corporation, under an agreement that expires in June 2010. Upon termination or expiration of the lease, we must either purchase the property from the Lessor for $65.0 or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than the $65.0, the amount paid by the Lessor for the purchase of the complex from an unrelated third party, we have agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, Convergys is entitled to collect the excess. At the inception of the lease, we recognized a liability of approximately $5 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. We have recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which is being amortized to rental expense over the lease term. The liability will remain on the balance sheet until the end of the lease term. Under the terms of the lease, we also provide certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. However, we do not expect such amounts, if any, to be material. We have concluded that we are not required to consolidate the Lessor pursuant to Financial Accounting Standards Board Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51.

Historically, we believed that our ability to borrow was greater than our established credit facilities in place. Due to current financial and credit market conditions, we believe that there is only limited ability to borrow additional funds. At December 31, 2008, we had cash of $240.0 and committed and undrawn credit facilities totaling $50.0.

We repurchased 7.7 million shares of our common stock for $116.6 during 2008 pursuant to our authorizations. At the current time, we do not anticipate executing additional share repurchases in 2009. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity. At December 31, 2008, we have the authority to purchase an additional 7.1 million common shares.

The following summarizes our contractual obligations at December 31, 2008, and the effect such obligations are expected to have on liquidity and cash flows in future periods:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	After 3 Years

Debt (1)	$665.9	$259.5	$400.0	$6.4

Debt interest(2)	65.6	31.4	34.0	0.2

Operating leases (3)	170.3	47.4	62.9	60.0

Pension contributions (4)	7.9	7.9	—	—

Unrecognized tax benefits (5)	—	—	—	—

Purchase commitments (6)	54.2	30.0	24.2	—

Total	$963.9	$376.2	$521.1	$66.6

(1)	See Note 8 of the Notes to Consolidated Financial Statements for further information.
(2)	This includes interest expense on both variable and fixed rate debt. Variable interest rates have been assumed to remain constant at current levels through the end of the term.
(3)	See Note 12 of the Notes to Consolidated Financial Statements for further information.
(4)	In order to meet ERISA funding requirements, the Company expects to contribute $7.9 to fund its cash balance pension plans in 2009. There is no estimate available for 2010 and beyond.
(5)	Unrecognized tax benefits of $62.0 are excluded from this table as the uncertainty related to the amount and period of any cash settlement prevent the Company from making a reasonably reliable estimate.
(6)	Consists of contractual obligations to purchase services that are enforceable and legally binding. Excludes issuance of purchase orders made in the ordinary course of business that are short-term or cancelable, as well as renewable support and maintenance arrangements.

At December 31, 2008, we had outstanding letters of credit of $43.0 related to performance and payment guarantees, of which $26.7 is set to expire by the end of 2009, $7.1 is set to expire within 1 to 3 years and $9.2 is set to expire after 3 years. We do not believe that any obligation that may arise will be material.

Market Risk

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. Our risk

32  Convergys Corporation 2008 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

(Amounts in Millions Except Per Share Amounts)

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

Interest Rate Risk

At December 31, 2008, we had $410.1 in outstanding variable rate borrowings. The carrying amount of our borrowings reflects fair value due to their short-term and variable interest rate features. Our variable interest rate debt had an effective interest rate of 4.7% during the year ended December 31, 2008. Based upon our exposure to variable rate borrowings, a one percentage point change in the weighted average interest rate would change our annual interest expense by approximately $4.

We sometimes use interest rate swaps to hedge our interest rate exposure. These instruments are hedges of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding interest rate swaps covering interest rate exposure at December 31, 2008.

During the first quarter of 2008, we entered into treasury lock derivative instruments with a total notional amount of $200.0 in anticipation of a probable debt issuance later in 2008. As we did not expect issuance of the debt in the near future given the market conditions during the third quarter of 2008, the $6.0 gain on termination of the treasury lock was recognized within the other income, net in the accompanying Consolidated Statements of Operations for the year ended December 31, 2008.

Foreign Currency Exchange Rate Risk

Our Company serves many of our U.S.-based clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Canadian dollars (CAD), Philippine pesos (PHP) or Indian rupees (INR), which represents a foreign exchange exposure. We have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward contracts with several financial institutions to acquire a total of CAD 119.0 at a fixed price of $105.7 through December 2009, PHP 14,462.1 at a fixed price of $326.0 through September 2012 and INR 16,114.7 at a fixed price of $375.0 through June 2012. Additionally, we had entered into option contracts to purchase approximately PHP 2,406.6 for a fixed price of $60.0 through June 2010. The fair value of these derivative instruments as of December 31, 2008 is presented in Note 13 of the Notes to Consolidated Financial Statements. The potential loss in fair value at December 31, 2008 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $90. This loss would be mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency and foreign-denominated revenue and profit translated into U.S. dollars. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables and payables that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of December 31, 2008, the fair value of these derivatives was a payable of $2.7.

Critical Accounting Policies and Estimates

We prepare our Financial Statements in conformity with accounting principles generally accepted in the United

Convergys Corporation 2008 Annual Report  33

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

Contingencies

The Company is from time to time subject to claims and administrative proceedings that are filed in the ordinary course of business. We believe that the results of any such claims or administrative proceedings, either individually or in the aggregate, will not have a materially adverse effect on the results of operations or our financial condition. However, the outcome of any litigation cannot be predicted with certainty. An unfavorable resolution of one or more pending matters could have a material adverse impact on our results of operations or our financial condition in the future.

Deferred Charges

In connection with our outsourcing arrangements, we often perform a significant amount of set-up activities or implementations, which include the installation and customization of our proprietary software in our centers. Under these arrangements, clients do not take possession of the software nor have the right to take possession of the software without incurring a significant penalty. In accordance with Emerging Issues Task Force (EITF) Issue 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” the implementations are not treated as separate elements for revenue recognition purposes. Any proceeds collected for the implementations are deferred and recognized over the service period. Additionally, with respect to certain multiple-element arrangements, we defer all revenue related to the contracts until the final element is delivered. We capitalize all direct and incremental implementation and multiple-element costs, to the extent recovery is probable, and amortize them ratably over the life of the arrangements as costs of providing service.

Deferred amounts are periodically evaluated for impairment or when circumstances indicate a possible inability to recover their carrying amounts. In the event these costs are not deemed recoverable, we follow the guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to determine if an impairment exists. We evaluate the probability of recovery by considering profits to be earned during the term of the contract, the creditworthiness of the client and, if applicable, contract termination penalties payable by the client in the event that the client terminates the contract early. Our estimate of profitability is dependent in large part on our estimate of costs. Although we make every reasonable effort to accurately estimate costs, revisions may be made based on actual costs incurred that could result in the recording of an impairment loss. Additionally, if the financial condition of a client were to deteriorate, resulting in a reduced ability to make payments, we may be unable to recover the costs, which would result in an impairment loss. Finally, our entitlement to termination fees may be subject to challenge if a client were to allege that we were in breach of contract. During the third quarter of 2008, we recorded $272.9 of impairment and implementation charges, of which $207.5 was due to impairment of deferred charges and $65.4 was due to expensing of implementation costs that exceeded the termination for convenience fees in the contract at

34  Convergys Corporation 2008 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

(Amounts in Millions Except Per Share Amounts)

September 30, 2008. Refer to Note 7 of the Notes to Consolidated Financial Statements for details related to these charges. Based on our evaluation of all the related contracts, we believe that the $243.8 of deferred charges at December 31, 2008 is recoverable.

Goodwill

At December 31, 2008, we had goodwill with a net carrying value of $1,034.9. As disclosed in Note 6 of Notes to Consolidated Financial Statements, we are required to test goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the second step requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Fair value of the reporting unit is determined using a combination of the market approach and the income approach. Under the market approach, fair value is based on actual stock price or transaction prices of comparable companies. The market approach requires significant judgment regarding the selection of comparable companies. Under the income approach, value is dependent on the present value of net cash flows to be derived from the ownership. The income approach requires significant judgment including estimates about future cash flows and discount rates.

During the third quarter of 2008, we recorded an asset impairment charge of $207.5 within the HR Management segment. As more fully described in Note 6 and Note 7 of Notes to Consolidated Financial Statements, recording this asset impairment charge triggered a review of goodwill related to the HR Management segment resulting in an impairment loss of $61.1. The goodwill impairment loss is recorded within the asset impairments caption in the accompanying Consolidated Statements of Operations.

During the fourth quarter of 2008, we completed our annual impairment tests for the remaining four of our five reporting units: Information Management International, Information Management North America, Customer Management and Relationship Technology Management. Based on the results of the first step, we had no goodwill impairment related to our remaining four reporting units. In addition, due to the decline in our stock price during the fourth quarter of 2008, we updated our impairment tests as of December 31, 2008 and had no goodwill impairment related to any of our reporting units. We believe we make every reasonable effort to ensure that we accurately estimate the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in an impairment loss.

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

Convergys Corporation 2008 Annual Report  35

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

Restructuring Charges

During the last five years, we have recorded significant restructuring charges related to reductions in headcount and facility closures. As of December 31, 2008, we had a restructuring accrual of $23.1, $2.8 of which relates to facility closure costs, which will be paid over several years until the leases expire. The accrual is equal to the future costs associated with those abandoned facilities, net of the proceeds from any probable future sublease agreements. We have used estimates, based on consultation with real estate advisors, to arrive at the proceeds from any future sublease agreements. We will continue to evaluate our estimates in recording the facilities abandonment charge. As a result, there may be additional charges or reversals in the future.

Revenue Recognition

Our revenue recognition policies are discussed in detail in Note 2 of the Notes to Consolidated Financial Statements. A portion of our revenues is derived from transactions that require a significant level of judgment. This includes:

Percentage of Completion—We recognize some software license and related professional and consulting revenues using the percentage-of-completion method of accounting by relating contract costs incurred to date to total estimated contract costs at completion. This method of accounting relies on estimates of total expected contract revenues and costs. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. Because the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contracts, recognized revenues are subject to revisions as the contracts progress to completion. Revisions in estimates are reflected in the period in which the facts that give rise to a revision become known. Accordingly, favorable changes in estimates result in additional revenue recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenues. When estimates indicate a loss under a contract, a provision for such loss is recorded as a component of cost of providing services and products sold. As work progresses under a loss contract, revenues continue to be recognized, and a portion of the contract loss incurred in each period is charged to the contract loss reserve.

36  Convergys Corporation 2008 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

(Amounts in Millions Except Per Share Amounts)

License Arrangements—Approximately 8% of our 2008 consolidated revenues were derived from license and support and maintenance arrangements. The accounting for these arrangements can be complex and requires a significant amount of judgment. Some of the factors that we must assess include: the separate elements of the arrangement; vendor-specific objective evidence of fair value for the various undelivered elements of the arrangement; whether the software fees are fixed or determinable; whether the fees are considered collectible and whether services included in the arrangement represent significant production, customization or modification of the software.

Multiple Element Outsourcing Arrangements—HR Management, which accounted for 9% of our consolidated revenues in 2008, delivers multiple services under our client arrangements (e.g., benefits administration, recruiting, payroll and learning). In connection with these arrangements, we must assess these multiple-element arrangements to determine whether they can be separated into more than one unit of accounting. Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” establishes the following criteria, all of which must be met, in order for a deliverable to qualify as a separate unit of accounting:

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company beginning January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the Consolidated Financial Statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, SFAS No. 157 is effective beginning January 1, 2009. Adoption of this Standard on January 1, 2008 did not have an impact on the Company’s Financial Statements. See Note 14 of the Notes to Consolidated Financial Statements for disclosures related to the adoption of this Standard. The Company does not believe that the adoption of SFAS No. 157 for non-financial assets and liabilities not valued on a recurring basis as of January 1, 2009, will materially impact its financial position and results of operations.

Convergys Corporation 2008 Annual Report  37

In April 2007, the FASB issued EITF 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” This Standard requires an employer to recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretire- ment Benefits Other Than Pensions,” if, in substance, a postretirement benefit plan exists. The Company adopted EITF 06-04 effective January 1, 2008. Adoption of this Standard had no impact on the Company’s Consolidated Statements of Operations and resulted in a $2.2 reduction to the retained earnings balance as of January 1, 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment to ARB No. 51. SFAS No. 160 applies to all entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 as of January 1, 2009, will not have a significant impact on the Company’s financial position, results of operations or liquidity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new Standard is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS No. 161 is effective for Financial Statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will provide the disclosures required by this Standard, beginning the first quarter of 2009.

Risks Relating to Convergys and Its Business

Client consolidations could result in a loss of clients and adversely affect our operating results.

We serve clients in industries that have experienced a significant level of consolidation. We cannot assure that additional consolidations will not occur in which our clients acquire additional businesses or are acquired themselves. Such consolidations may result in the termination of an existing client contract, which could have an adverse effect on our operating results.

In January 2008, AT&T, our largest client, informed us that it intends to migrate its subscribers from the legacy wireless billing system that we currently support through a managed services agreement onto AT&T’s other wireless billing system over the next two years. While the migration is subject to change, we anticipate that this will result in a loss of revenue of approximately $35 and $60 in 2009 and 2010, respectively, compared to our 2008 Information Management revenues. The impact of this migration on our 2008 revenues was approximately $6 compared to our 2007 Information Management revenues.

38  Convergys Corporation 2008 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

(Amounts in Millions Except Per Share Amounts)

A large portion of our revenue is generated from a limited number of clients in the communications industry, and the loss of one or more of our clients, or weakness in the communications industry, could cause a reduction in our revenues and earnings.

We rely on several clients for a large percentage of our revenues. Our three largest clients, AT&T, Sprint Nextel and DirecTV, collectively represented 33.0% of our 2008 revenues. Our relationship with AT&T is represented by separate contracts/work orders with Information Management and Customer Management. Our relationship with Sprint Nextel is represented by separate Information Management and Customer Management contracts. Since February 2004, we have provided Customer Management services to Sprint Nextel under a contract between Sprint Nextel and IBM, whereby we serve as a subcontractor to IBM. We do not believe that it is likely that our entire relationship with AT&T or Sprint Nextel would terminate at one time; and, therefore, we are not substantially dependent on any particular contract/work order with these clients. However, the loss of all of the contracts/work orders with a particular client at the same time or the loss of one or more of the larger contracts/work orders with a client would adversely affect our total revenues if the revenues from such client were not replaced with revenues from that client or other clients. Our revenues and earnings would also be negatively impacted by general weakness or slowdown in the communications industry.

A large portion of our accounts receivable are payable by a limited number of clients and the inability of any of these clients to pay its accounts receivable could cause a reduction in our revenues and earnings.

Several significant clients account for a large percentage of our accounts receivable. As of December 31, 2008, our three largest clients, AT&T, Sprint Nextel and DirecTV, collectively accounted for 26.2% of our accounts receivable. During the past four years, each of these clients has generally paid its accounts receivable on a timely basis, and write-downs that we have incurred in connection with such accounts receivable were consistent with write-downs that we incurred with other clients. We anticipate that several clients will continue to account for a large percentage of our accounts receivable. Although we currently do not expect payment issues with any of these clients, if any of them were unable or unwilling, for any reason, to pay our accounts receivable, our income would decrease. We have several important clients that are in industries, including automotive, that have been severely impacted by the current global economic slowdown. We also carry significant receivable balances with other clients whose declaration of bankruptcy could decrease our income. In addition, our income could be materially impacted by a number of small clients declaring bankruptcy in a short period of time.

If our clients are not successful, the amount of business that they outsource and the prices that they are willing to pay for such services may diminish and could result in a reduction of our revenues and earnings.

Our revenues depend on the success of our clients. If our clients or their specific programs are not successful, the amount of business that they outsource may be diminished. Thus, although we have signed contracts, many of which contain minimum revenue commitments, to provide services to our clients, there can be no assurance that the level of revenues generated by such contracts will meet expectations. This could result in stranded capacity and additional costs. In addition, we may face pricing pressure from clients, which could negatively affect our operating results. Revenues in most of our larger HR Management contracts are partially based on our clients’ headcount. Our revenues could be negatively impacted by headcount reductions and restructuring actions taken by our clients.

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

Convergys Corporation 2008 Annual Report  39

other personal information. As a result, we are subject to certain contractual terms, as well as federal, state and foreign laws and regulations designed to protect personally identifiable information. We take measures to protect against unauthorized access and to comply with these laws and regulations. We use the internet as a mechanism for delivering our services to clients, which may expose us to potential disruptive intrusions. Unauthorized access, system denials of service, or failure to comply with data privacy laws and regulations may subject us to contractual liability and damages, loss of business, damages from individual claimants, fines, penalties, criminal prosecution and unfavorable publicity, any of which could negatively affect our operating results and financial condition. In addition, third party vendors that we engage to perform services for us may have an unintended release of personally identifiable information.

The global scope, size and complexity of implementations in our HR Management business could cause delays and cost overruns in those projects, which could adversely affect revenues, cash flows and profits.

Our large HR outsourcing contracts with global clients are complex as they involve providing multiple services such as payroll, recruiting, benefits administration, learning, compensation and human resources administration across many countries. Implementations of the contracts can take a number of years to complete. Due to the complexity of the implementations and changes in customer requirements (e.g., an acquisition by a customer during the implementation), implementation cost overruns and delays are possible. Cost overruns can result in additional expense during the implementation period and over the life of the contract, which would likely affect the profitability of the contract and potentially result in charges. Given the size of some of these contracts, the impact from these cost overruns or schedule delays can have a significant impact on our revenues, cash flows and profits. Delays in completing the implementations can cause us to recognize revenue and profit from the contracts later than we anticipated when the initial contract was signed.

Our ability to deliver our services is at risk if the technology and network equipment that we rely upon is not maintained or upgraded in a timely manner.

Technology is a critical foundation in our service delivery. We utilize and deploy internally developed and third party software solutions across various hardware environments. We operate an extensive internal voice and data network that links our global sites together in a multi-hub model that enables the rerouting of traffic. Also, we rely on multiple public communication channels for connectivity to our clients. Maintenance of and investment in these foundational components are critical to our success. If the reliability of technology or network operations fall below required service levels, or a systemic fault affects the organization broadly, business from our existing and potential clients may be jeopardized and cause our revenue to decrease.

Emergency interruption of data centers and customer management and HR management contact centers could have a materially adverse effect on our financial condition and results of operations.

In the event that we experience a temporary or permanent interruption at one or more of our data or contact centers, through casualty, operating malfunction or other causes, we may be unable to provide the data processing, customer management and HR management services we are contractually obligated to deliver. This could result in us being required to pay contractual damages to some clients or to allow some clients to terminate or renegotiate their contracts. Notwithstanding disaster recovery and business continuity plans and precautions instituted to protect our clients and us from events that could interrupt delivery of services (including property and business interruption insurance that we maintain), there is no guarantee that such interruptions would not result in a prolonged interruption in our ability to provide support services to our clients or that such precautions would adequately compensate us for any losses we may incur as a result of such interruptions.

40  Convergys Corporation 2008 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

(Amounts in Millions Except Per Share Amounts)

Defects or errors within our software could adversely affect our business and results of operations.

Design defects or software errors may delay software introductions or reduce the satisfaction level of clients and may have a materially adverse effect on our business and results of operations. Our software is highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and/or correct. Since both our clients and we use our software to perform critical business functions, design defects, software errors or other potential problems within or outside of our control may arise from the use of our software. It may also result in financial or other damages to our clients, for which we may be held responsible. Although our license agreements with our clients may often contain provisions designed to limit our exposure to potential claims and liabilities arising from client problems, these provisions may not effectively protect us against such claims in all cases and in all jurisdictions. Claims and liabilities arising from client problems could result in monetary damages to us and could cause damage to our reputation, adversely affecting our business and results of operations.

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

We operate a global business and have facilities located throughout North and South America, Europe, the Middle East and the Asian Pacific region. As part of our strategy, we plan to capture more of the international BSS/OSS, customer management and HR management markets. Additionally, North American companies require offshore customer management outsourcing capacity. As a result, we expect to continue expansion through start-up operations and acquisitions in foreign countries. Expansion of our existing international operations and entry into additional countries will require management attention and financial resources. In addition, there are certain risks inherent in conducting business internationally including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. To the extent that we are adversely affected by these risks, our business could be adversely affected and our revenues and/or earnings could be reduced.

In addition, there has been political discussion and debate related to worldwide competitive sourcing, labor-related legislation and information-flow restrictions, particularly from the United States to offshore locations. Federal and state legislation has been proposed that relates to this issue. Future legislation, if enacted, could have an adverse effect on our results of operations and financial condition. In particular, proposed legislation, known as the Employee Free Choice Act, if enacted in its current form or a similar variation thereof, could make it easier for union organizing drives to be successful and could give third party arbitrators the ability to impose terms of collective bargaining upon both the Company and a labor union if the parties are unable to agree to the terms of a collective bargaining agreement within specified timelines.

Convergys Corporation 2008 Annual Report  41

Our earnings are affected by changes in foreign currency.

Customer Management serves an increasing number of its U.S.-based clients using contact center capacity in Canada, India and the Philippines. About one-half of our approximately 65,000 contact center employees are located outside the U.S. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by Customer Management to render services under these contracts is denominated in Canadian dollars, Indian rupees or Philippine pesos, which represents a foreign exchange exposure to the Company. We enter into forward exchange contracts and options to limit potential foreign currency exposure. As the U.S. dollar weakens the operating expenses of these contact centers, translated into U.S. dollars, increase. The increase in operating expenses will be partially offset by gains realized through the settlement of the hedged instruments. As the derivative instruments that limit our potential foreign currency exposures are entered into over a period of several years, the overall impact to earnings will be determined by both the timing of the derivative instruments and the movement of the U.S. dollar. In addition to the impact on our operating expenses that support dollar-denominated Customer Management contracts, changes in foreign currency impact the results of our international business units that are located outside of North America. In 2008, 16.1% of our revenues were generated outside of North America.

If we do not effectively manage our capacity, our results of operations could be adversely affected.

Our ability to profit from the global trend toward outsourcing depends largely on how effectively we manage our Customer Management and HR Management contact center capacity. In order to create the additional capacity necessary to accommodate new or expanded outsourcing projects, we may need to open new contact centers. The opening or expansion of a contact center may result, at least in the short term, in idle capacity until we fully implement the new or expanded program. Expanded use of home agents is helping to mitigate this risk. We periodically assess the expected long-term capacity utilization of our contact centers. As a result, we may, if deemed necessary, consolidate, close or partially close under-performing contact centers to maintain or improve targeted utilization and margins. There can be no guarantee that we will be able to achieve or maintain optimal utilization of our contact center capacity.

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

We employ approximately 75,000 employees worldwide. At times, we have experienced difficulties in hiring personnel with the desired levels of training or experience. Additionally, in regard to the labor-intensive business of Customer Management, quality service depends on our ability to retain employees and control personnel turnover. Any increase in the employee turnover rate could increase recruiting and training costs and could decrease operating effectiveness and productivity. We may not be able to continue to hire, train and retain a sufficient number of qualified personnel to adequately staff new client projects. Because a significant portion of our operating costs relates to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a materially adverse effect on our business, results of operations or financial condition.

War and terrorist attacks or other civil disturbances could lead to economic weakness and could disrupt our operations resulting in a decrease of our revenues and earnings.

In the recent past, war and terrorist attacks have caused uncertainty in the global financial markets and economy. Additional attacks and wars could contribute to economic instability in the United States and disrupt our operations in the U.S. and abroad. Such disruptions could cause service interruptions or reduce the quality level of the services that we provide, resulting in a reduction of our

42  Convergys Corporation 2008 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

(Amounts in Millions Except Per Share Amounts)

revenues. These activities may also cause our clients to delay or defer decisions regarding their use of our services and, thus, delay receipt of additional revenues. In addition, war and terrorist attacks in other regions could disrupt our operations and/or create economic uncertainty with our clients, which could cause a reduction in revenues and earnings.

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

Our liquidity is a function of our ability to successfully generate cash flows from a combination of operations and access to capital markets. As of December 31, 2008, total cash and cash equivalents was $240.0, and our available borrowing capacity under committed lines was $50.0. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements and required debt repayments as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access capital markets. As further described in the “Capital Resources” section of the Management Discussion and Analysis, our $400.0 revolving credit agreement contains certain restrictive covenants. As of December 31, 2008, we were in compliance with all covenants in the agreements.

The Company’s results of operations could be adversely affected by litigation and other commitments and contingencies.

The Company faces risks arising from various unasserted and asserted litigation matters, including, but not limited to, commercial, securities law and patent infringement claims. Unfavorable outcomes in pending litigation matters, or in future litigation, could negatively affect the Company. Aggressive plaintiffs’ counsel often file litigation on a wide variety of allegations, and even when the allegations are groundless, the Company may need to expend considerable funds and other resources to respond to such litigation.

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

The Company’s failure to successfully integrate or acquire businesses could cause its business to suffer.

Our expansion and growth may be dependent in part on our ability to make acquisitions. The risks we face related to acquisitions include that we could overpay for acquired businesses, face integration challenges, have difficulty finding appropriate acquisition candidates, and any

Convergys Corporation 2008 Annual Report  43

Items 7. (continued), 7A. and 8.

acquired business could significantly under-perform relative to our expectations. If acquisitions are not successfully integrated, our revenues and profitability could be adversely affected as well as adversely impact our reputation.

The Company’s debt ratings are no longer considered investment grade.

In 2008 Moody’s and Standard and Poor’s both downgraded the Company’s debt ratings to below investment grade. This could impact our ability to raise capital in the future as well as increase borrowing costs. In addition, prospective clients and vendors may be less willing to do business with a provider with higher perceived credit risk or demand more onerous terms.

We may incur additional non-cash goodwill impairment charges in the future.

As described in Note 6 of the Notes to Consolidated Financial Statements, we are required to test goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicates the carrying value of goodwill may no longer be recoverable. During 2008 the Company recorded a non-cash goodwill impairment charge of $61.1. There can be no assurances that we will not incur additional charges in the future, particularly in the event of a prolonged economic slowdown.

We sometimes rely on business partners to market, develop and deliver our solutions. Their failure to perform could negatively impact our financial results and harm our reputation in the marketplace.

We use third party business partners to assist in project implementations, to provide components of our solutions and to expand our ability to sell into new markets. Failure of third parties to perform in a timely manner could result in contractual or regulatory penalties, project delays or cost overruns as well as a failure to close new business.

Item 7A. Quantitative and Qualitative Disclosures about

Market Risk

The information required by Item 7A is included in Item 7 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

Beginning on page 46 are the Consolidated Financial Statements with applicable notes and the related Reports of Independent Registered Public Accounting Firm and the supplementary financial information specified by Item 302 of Regulation S-K.

44  Convergys Corporation 2008 Annual Report

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

The scope of management’s assessment as of December 31, 2008 did not include an assessment of the internal control over financial reporting for Intervoice, Inc. (Intervoice), which was acquired by the Company in a purchase business combination on September 3, 2008.

Convergys’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Convergys engaged Ernst & Young LLP in 2008 to perform an integrated audit of the Consolidated Financial Statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Their report appears on page 48. Additionally, Ernst & Young LLP has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 46.

/s/ David F. Dougherty
David F. Dougherty
Chief Executive Officer

/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer

Convergys Corporation 2008 Annual Report  45

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Convergys Corporation

We have audited Convergys Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Convergys Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Intervoice, Inc. (“Intervoice”), which is included in the 2008 consolidated financial statements of the Company and constituted $408.3 million of total assets as of December 31, 2008 and $63.3 million of revenues for the year then ended. The scope of management’s assessment as of December 31, 2008 did not include an assessment of the internal control over financial reporting for Intervoice, which was acquired by the Company in a purchase business combination on September 3, 2008. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Intervoice.

In our opinion, Convergys Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Convergys Corporation as of December 31, 2008 and 2007, and the

46  Convergys Corporation 2008 Annual Report

Report of Independent Registered Public Accounting Firm (continued)

related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Cincinnati, Ohio
February 26, 2009

Convergys Corporation 2008 Annual Report  47

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Convergys Corporation

We have audited the accompanying consolidated balance sheets of Convergys Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convergys Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the Consolidated Financial Statements, at December 31, 2006, Convergys Corporation changed its method of accounting for certain of its employee benefit plans with the adoption of Statement of Financial Accounting Standard No. 158, “Employer’s Accounting for Deferred Benefit Pension and Other Postretirement Plans—an Amendment of SFAS No. 87, 88, 106 and 132(R).” As discussed in Note 15 to the Consolidated Financial Statements, at January 1, 2007, Convergys Corporation changed its method of accounting for income taxes with the adoption of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Additionally, as discussed in Notes 2 and 10 to the Consolidated Financial Statements, at January 1, 2008, Convergys Corporation changed its method of accounting for certain employee benefit plans with the adoption of Emerging Issues Task Force Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangement.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Convergys Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Cincinnati, Ohio
February 26, 2009

48  Convergys Corporation 2008 Annual Report

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
(Amounts in Millions Except Per Share Amounts)	2008	2007	2006

Revenues	$2,785.8	$2,844.3	$2,789.8

Operating Costs and Expenses:

Cost of providing services and products sold (1)	1,892.9	1,837.9	1,754.8

Selling, general and administrative expenses	593.8	554.9	542.0

Research and development costs	54.9	73.4	84.9

Depreciation	119.0	115.4	130.1

Amortization	13.5	9.0	12.6

Restructuring charges	34.4	3.4	12.5

Asset impairments	268.6	5.5	—

Total costs and expenses	2,977.1	2,599.5	2,536.9

Operating (Loss) Income	(191.3)	244.8	252.9

Equity in earnings of Cellular Partnerships	35.7	14.3	11.8

Other income, net	14.3	4.0	2.7

Interest expense	(22.6)	(17.5)	(22.8)

(Loss) income before income taxes	(163.9)	245.6	244.6

Income tax (benefit) expense	(71.0)	76.1	78.4

Net (Loss) Income	$(92.9)	$169.5	$166.2

Other Comprehensive (Loss) Income, net of tax:

Foreign currency translation adjustments	$(59.4)	$12.9	$5.5

Change related to pension liability (net of tax benefit (expense) of $12.2, ($0.9) and ($0.6))	(20.3)	1.6	1.1

Unrealized gain (loss) on hedging activities (net of tax benefit (expense) of $57.5, ($17.3) and $1.3)	(107.0)	32.1	(2.2)

Total Comprehensive (Loss) Income	$(279.6)	$216.1	$170.6

(Loss) earnings per share:

Basic	$(0.75)	$1.26	$1.20

Diluted	$(0.75)	$1.23	$1.17

Weighted average common shares outstanding:

Basic	123.5	134.1	138.4

Diluted	123.5	137.7	141.7

(1)	Exclusive of depreciation and amortization, with the exception of amortization of deferred charges as disclosed in Note 7 of Notes to Consolidated Financial Statements.
The accompanying notes are an integral part of the Financial Statements.

Convergys Corporation 2008 Annual Report  49

Consolidated Balance Sheets

	At December 31,
(In Millions)	2008	2007

Assets

Current Assets

Cash and cash equivalents	$240.0	$120.3

Receivables, net of allowances of $10.8 and $7.6	523.8	557.7

Deferred income tax benefits	85.8	32.4

Prepaid expenses	36.0	36.2

Other current assets	92.4	115.0

Total current assets	978.0	861.6

Property and equipment, net	420.9	364.4

Goodwill, net	1,034.9	896.2

Other intangibles, net	68.8	39.7

Investments in Cellular Partnerships	51.4	55.0

Deferred charges	243.8	304.3

Other assets	43.6	43.0

Total Assets	$2,841.4	$2,564.2

Liabilities and Shareholders’ Equity

Current Liabilities

Debt maturing within one year	$259.5	$0.6

Payables, deferred revenue and other current liabilities	538.7	426.3

Total current liabilities	798.2	426.9

Long-term debt	406.4	259.3

Deferred income tax liability	39.5	80.6

Accrued pension liability	138.2	105.2

Deferred revenue	134.9	59.6

Other long-term liabilities	174.1	110.9

Total liabilities	1,691.3	1,042.5

Shareholders’ Equity

Preferred shares—without par value, 5.0 authorized; none outstanding	—	—

Common shares—without par value, 500.0 authorized;

182.8 outstanding in 2008 and 181.2 outstanding in 2007	1,034.2	1,007.4

Treasury stock—60.7 shares in 2008 and 53.0 in 2007	(1,050.0)	(933.4)

Retained earnings	1,302.3	1,397.4

Accumulated other comprehensive income (loss)	(136.4)	50.3

Total shareholders’ equity	1,150.1	1,521.7

Total Liabilities and Shareholders’ Equity	$2,841.4	$2,564.2

The accompanying notes are an integral part of the Financial Statements.

50  Convergys Corporation 2008 Annual Report

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in Millions)	2008	2007	2006

Cash Flows from Operating Activities:

Net (loss) income	$(92.9)	$169.5	$166.2

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization	132.5	129.9	142.7

Asset impairments	268.6	—	—

Deferred income tax expense (benefit)	(41.5)	46.6	0.1

Equity in earnings of Cellular Partnerships	(35.7)	(14.3)	(11.8)

Stock compensation expense	19.4	25.6	31.3

Changes in assets and liabilities, net of effects from acquisitions:

Change in receivables	41.7	(19.3)	(24.5)

Change in other current assets	(23.3)	(25.4)	8.5

Change in deferred charges, net	(143.6)	(47.5)	(62.5)

Change in other assets and liabilities	72.1	8.2	52.1

Change in payables and other current liabilities	(3.9)	(58.4)	63.3

Other, net	(1.1)	(5.0)	(12.0)

Net cash provided by operating activities	192.3	209.9	353.4

Cash Flows from Investing Activities:

Capital expenditures	(100.5)	(102.3)	(104.9)

Sales (purchases) of variable rate securities, net	—	20.5	(30.0)

Return of capital from Cellular Partnerships	39.2	8.8	5.8

Acquisitions, net of cash acquired	(312.2)	(2.8)	(6.8)

Proceeds from disposal of property and equipment	8.4	1.0	8.4

Net cash used in investing activities	(365.1)	(74.8)	(127.5)

Cash Flows from Financing Activities:

Borrowings (repayments) of commercial paper and other debt, net	6.0	(7.8)	(6.9)

Borrowings under revolving credit facility	400.0	—	—

Purchase of treasury shares	(116.6)	(181.3)	(126.5)

Issuance of common shares	3.5	6.6	23.0

Excess tax benefit (cost) from share-based payment arrangements	(0.4)	7.6	6.2

Repayments under Canadian credit facility, net	—	(55.4)	(30.3)

Repayments under UK credit facility, net	—	(20.4)	(5.6)

Repayment of mortgage note	—	—	(45.9)

Net cash (used) provided in financing activities	292.5	(250.7)	(186.0)

Net increase (decrease) in cash and cash equivalents	119.7	(115.6)	39.9

Cash and cash equivalents at beginning of year	120.3	235.9	196.0

Cash and cash equivalents at end of year	$240.0	$120.3	$235.9

Supplemental Cash Flow Information:

Cash paid for interest	$19.6	$17.5	$23.0

Income taxes paid, net of refunds	$(13.0)	$36.2	$34.5

The accompanying notes are an integral part of the Financial Statements.

Convergys Corporation 2008 Annual Report  51

Consolidated Statements of Shareholders’ Equity

(Amounts in Millions)	Number of Common Shares	Common Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2006	176.8	$906.6	$(622.9)	$1,069.5	$1.9	$1,355.1

Issuance of common shares	2.8	23.0				23.0

Excess tax benefits from share-based payment arrangements		6.2				6.2

Repurchase of common shares			(126.5)			(126.5)

Net income				166.2		166.2

Other comprehensive income					4.4	4.4

Adoption of SFAS No. 158					(2.6)	(2.6)

Amortization of stock-based compensation		29.3				29.3

Balance at December 31, 2006	179.6	965.1	(749.4)	1,235.7	3.7	1,455.1

Adoption of FIN 48				(7.8)		(7.8)

Issuance of common shares	1.6	6.6				6.6

Excess tax benefits from share-based payment arrangements		7.6				7.6

Repurchase of common shares			(184.0)			(184.0)

Net income				169.5		169.5

Other comprehensive income					46.6	46.6

Amortization of stock-based compensation		28.1				28.1

Balance at December 31, 2007	181.2	1,007.4	(933.4)	1,397.4	50.3	1,521.7

Issuance of common shares	1.6	3.5				3.5

Tax related to share-based arrangements, net of excess tax benefits		(11.3)				(11.3)

Foreign tax valuation allowance release		15.2				15.2

Repurchase of common shares			(116.6)			(116.6)

Net loss				(92.9)		(92.9)

Adoption of EITF 06-04				(2.2)		(2.2)

Other comprehensive loss					(186.7)	(186.7)

Amortization of stock-based compensation		19.4				19.4

Balance at December 31, 2008	182.8	$1,034.2	$(1,050.0)	$1,302.3	$(136.4)	$1,150.1

The accompanying notes are an integral part of the Financial Statements.

52  Convergys Corporation 2008 Annual Report

Notes to Consolidated Financial Statements

(Amounts in Millions Except Share and Per Share Amounts)

1. Background and Basis of Presentation

Convergys Corporation (the Company or Convergys) is a global leader in relationship management. The Company provides solutions that drive more value from the relationships its clients have with their customers and employees. Convergys turns these everyday interactions into a source of profit and strategic advantage for the Company’s clients. For over 25 years, the Company’s unique combination of domain expertise, operational excellence and innovative technologies has delivered process improvement and actionable business insight to clients’ customers and employees that now span more than 70 countries and 35 languages. The Company reports three segments: (i) Customer Management, which provides agent-assisted services, automated self-service, and technology solutions, (ii) Information Management, which provides business support system and operational support system (BSS/OSS) solutions; and (iii) HR Management, which provides global human resource business process outsourcing (HR BPO) solutions.

2. Accounting Policies

Consolidation  —  The Consolidated Financial Statements include the accounts of the Company’s majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated upon consolidation.

Reclassification  —  Certain prior year amounts have been reclassified to conform to current year presentation.

Use of Estimates  —  Preparation of Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. These estimates include project completion dates, time and cost required to complete projects for purposes of revenue recognition and future revenue, expense and cash flow estimates for purposes of impairment analysis and loss contract evaluation. Actual results could differ from those estimates.

Foreign Currency  —  Assets and liabilities of foreign operations are translated to U.S. dollars at year end exchange rates. Revenues and expenses are translated at average exchange rates for the year. Translation adjustments are accumulated and reflected as adjustments to comprehensive income. Gains or losses resulting from foreign exchange transactions are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) within other income, net.

Revenue Recognition  —  Revenues from Customer Management and HR Management, which accounted for 70% and 9%, respectively, of the Company’s 2008 consolidated revenues, mostly consist of fees generated from outsourced services provided to the Company’s clients. Information Management, which accounted for 21% of 2008 consolidated revenues, generates its revenues from three primary sources: data processing, professional and consulting services and license and other services.

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

Over 90% of Customer Management revenues are derived from agent-related services. The Company typically recognizes these revenues as services are performed based on staffing hours or the number of contacts handled by

Convergys Corporation 2008 Annual Report  53

service agents using contractual rates. In a limited number of engagements where the client pays a fixed fee, the Company recognizes revenues, based on the specific facts and circumstances of the engagement, using the proportional performance method or upon final completion of the engagement. Customer Management’s remaining revenues are derived from sale of premise-based and hosted automated self-care and technology solutions. License, professional and consulting and maintenance & software support services revenues recognized from sale of these advanced speech recognition solutions are recognized pursuant to SOP 97-2, “Software Revenue Recognition,” more fully described below with Information Management revenues.

Professional and consulting revenues accounted for 38% of the 2008 Information Management revenues. These revenues consist of fees generated for installation, implementation, customization, training and managed services related either to the clients’ use of Information Management’s software in Information Management’s data centers or in their own processing environments. The professional and consulting revenues are recognized monthly either based on time and materials incurred at contractually agreed upon rates or, in some instances, based upon a fixed fee. Professional and consulting services provided in connection with license arrangements are evaluated to determine whether those services are essential to the client’s functionality of the software. When significant customization or modification of the software and the development of complex interfaces are required to meet the client’s functionality, those services are considered essential. Accordingly, the related professional and consulting revenue is recognized together with the license fee using the percentage-of-completion method. The Company calculates the percentage of work completed by comparing contract costs incurred to date to total estimated contract costs at completion. Payment for these services sometimes is dependent on milestones (e.g., commencement of work, completion of design plan, completion of configuration, completion of customization). These milestone payments normally do not influence the Company’s revenue recognition as the scheduled payments coincide with the period of time the Company completes the work. When the professional and consulting services provided in connection with license arrangements are not considered essential or when professional and consulting services are provided in connection with outsourcing arrangements, the revenues are recognized as the related services are delivered.

License and other revenues, which accounted for 38% of the 2008 Information Management revenues, consist of revenues generated from the sale of licenses to use Information Management’s proprietary software and related software support and maintenance fees. License arrangements are contracted as either perpetual or term licenses, depending on the software product. As noted above, when Information Management provides professional and consulting services that are considered essential to the software’s functionality, the license element is recognized together with the professional and consulting element using the percentage-of-completion method. In circumstances where the Company is providing professional and consulting services that are considered essential to the software’s functionality, and the Company is unable to determine the pattern in which Information Management’s professional and consulting services will be utilized, the license revenue is recognized on a straight-line basis over the implementation period. When Information Management is not required to provide services that are considered essential to the software’s functionality, the license element is recognized upon delivery of the software, assuming all other revenue recognition criteria have been met.

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

54  Convergys Corporation 2008 Annual Report

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

Data processing, which accounted for 24% of the 2008 Information Management revenues, consists of monthly fees for processing client transactions in Information Management’s data centers and, in some cases, the clients’ data centers, using Information Management’s proprietary software. Data processing revenues are recognized based on the number of invoices, subscribers or events that are processed by Information Management using contractual rates. In connection with any new data processing outsourcing arrangements, Information Management often must perform significant set-up activities or implementations, including the installation and customization of its proprietary software in its centers. Under these arrangements, a client does not take possession of the software nor has the right to take possession of the software without incurring a significant penalty. As the client does not derive benefit from the implementation itself (but rather from the underlying services that are delivered once the systems and processes are launched), the implementation services do not meet the separation criteria as defined under EITF 00-21. Therefore, any proceeds collected for the implementation are deferred and recognized over the contract period beginning from the commencement of services.

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

Similar to Information Management’s data processing arrangements, HR Management’s arrangements normally involve significant implementation activities including the installation and configuration of software, migration of participant data and development of methods and procedures. To the extent the client pays directly for the implementations, the Company defers the proceeds and recognizes it over the service period once HR Management begins to deliver the services. Revenues for services provided outside the scope of the implementation activities are recognized as services are performed or upon completion of the engagement based on specific facts and circumstances of the engagement.

Convergys Corporation 2008 Annual Report  55

The Company considers the criteria established by EITF Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” in determining whether revenue should be recognized on a gross versus a net basis. Factors considered in determining if gross or net basis recognition is appropriate include whether the Company is primarily responsible to the client for the services, has discretion on vendor selection, or bears credit risk. The Company provides certain services to clients using third party vendors. Typically, the costs incurred with third party vendors related to these services are passed through to the clients. In consideration of the above mentioned criteria, total payments the Company receives from clients related to these services are recorded as revenue and payments the Company makes to third party vendors are recorded as cost of providing services. During 2008 and 2007, the Company recorded $12.8 and $25.3, respectively, to both revenues and cost of providing services related to services that were pass through in nature.

The Company sometimes earns supplemental revenues in each of the three segments depending on the satisfaction of certain service levels or achievement of certain performance measurement targets. The supplemental revenues are recognized only after required measurement targets are met.

Stock Compensation  —  Convergys provides stock-based awards to certain employees and Directors. The Company accounts for these awards pursuant to Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-Based Payment,” using the modified prospective method. Under SFAS No. 123(R), the Company has elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow. Further, the Company applies an estimated forfeiture rate to unvested awards when computing the stock compensation-related expenses.

Income Taxes  —  The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS No. 109.

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

Other Comprehensive Income (Loss)  —  Components of other comprehensive income (loss) include currency translation adjustments, changes related to pension liabilities, net of tax, and unrealized gains (losses) on hedging activities, net of tax. Foreign currency translation adjustments generally are not adjusted for income taxes as they relate to indefinite investments in non-U.S. operations. Accumulated other comprehensive income also includes, net of tax, actuarial gains or losses, prior service costs or credits and transition assets and obligations that

56  Convergys Corporation 2008 Annual Report

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

are not recognized as components of net periodic pension cost pursuant to FASB No. 87, “Employers’ Accounting for Pensions,” and FASB No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”

Concentration of Credit Risk  —  In the normal course of business, the Company is exposed to credit risk. The principal concentrations of credit risk are short-term investments, accounts receivable and derivative instruments. The Company regularly monitors credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in a loss. Historically, credit losses on accounts receivable have not been material because of the large concentration of revenues with a small number of large, established companies. The Company does not require collateral or other security to support accounts receivable. The Company evaluates the creditworthiness of its clients in conjunction with its revenue recognition processes, as discussed above, as well as through its ongoing collectability assessment processes for accounts receivable. The Company maintains an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific clients, historical trends and other information. The Company limits its counterparty credit risk exposures by entering into derivative contracts with significant financial institutions that are rated A (S&P) or better.

Cash Equivalents  —  Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Receivables  —  Trade receivables are comprised primarily of amounts owed to the Company by clients and are presented net of an allowance for doubtful accounts of $10.8 and $7.6 at December 31, 2008 and 2007, respectively. Contracts with individual clients determine when receivables are due, generally within 30-60 days, and whether interest is accrued on late payments.

Property and Equipment  —  Property and equipment are stated at cost. Depreciation is based on the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over a 30-year life, software over a two- to eight-year life and equipment generally over a three- to five-year life. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease.

Software Development Costs  —  Research and development expenditures are charged to expense as incurred. The development costs of software to be marketed are charged to expense until technological feasibility is established and capitalized thereafter, subject to assessment of realizability. Amortization of the capitalized amounts is computed using the greater of the sales ratio method or the straight-line method over a life of five years or less. The Company did not capitalize any software development costs during the periods reported.

Internal Use Software  —  The Company follows SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” that requires the capitalization of certain expenditures for software that is purchased or internally developed for use in the business. During 2008, 2007 and 2006, internally developed software amounts capitalized were $9.0, $14.7 and $12.8, respectively. Amortization of internal use software begins when the software is ready for service and continues on the straight-line method generally over a life of three years.

Goodwill and Other Intangibles  —  As discussed more fully in Note 6, goodwill is tested at least annually for impairment. Other intangibles, primarily customer relationship assets and trademarks, are amortized over a straight-line basis with lives ranging from four to twelve years and are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts.

Deferred Charges  —  As more fully described under the heading “Revenue Recognition,” the Company often performs, in connection with its outsourcing arrangements, certain set-up activities or implementations, including the installation and customization of its proprietary software in its centers. Additionally, with regard to

Convergys Corporation 2008 Annual Report  57

arrangements where all of the services are accounted for as a single unit of accounting, the Company defers all revenue until it begins to deliver the final service. In connection with these arrangements, the Company capitalizes all direct and incremental multiple-element costs (by analogy to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (SFAS No. 91)), to the extent recovery of these costs is probable. All implementation and set-up activity costs are amortized ratably over the life of the arrangements as costs of providing service. Deferred amounts are periodically evaluated for impairment or when circumstances indicate a possible inability to recover their carrying amounts. In the event these costs are not deemed recoverable, the Company follows the guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to determine whether an impairment exists. The Company evaluates the probability of recovery by considering profits to be earned during the term of the related contract, the creditworthiness of the client and, if applicable, termination for convenience fees payable by the client in the event that the client terminates the contract early.

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

Investments  —  The Company owns 33.8% limited partnership interests in Cincinnati SMSA Limited Partnership, a provider of wireless communications in central and southwestern Ohio and northern Kentucky, and 45% in the Cincinnati SMSA Tower Holdings LLC, an operator of cellular tower space (the Cellular Partnerships). Cincinnati SMSA Limited Partnership conducts its operations as a part of AT&T. AT&T is the general partner and a limited partner of both Cincinnati SMSA Limited Partnership and Cincinnati SMSA Tower Holdings LLC with a partnership interest of approximately 66% and 53%, respectively.

The general partner is authorized to conduct and manage the business of the Cellular Partnerships. The Company, as a limited partner, does not take part in the day-to-day management of the Cellular Partnerships. Limited partners are entitled to their percentage share of earnings and cash distributions and are responsible for their share of losses. The Company accounts for its interest in the Cellular Partnerships under the equity method of accounting.

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

From time to time, the Company receives grants from local or state governments as an incentive to locate or retain operations in their jurisdictions. Depending on the arrangement, the grants are either received up-front or at the time the Company achieves the milestones set forth in the grant. The Company’s policy is to record the grant funds received as deferred credit and to amortize the deferred credit as either a reduction of costs of service expense, selling, general and administrative expense or depreciation expense as the milestones are met over the term of the grant. The terms of the grants range from 6 to 15 years.

58  Convergys Corporation 2008 Annual Report

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

All derivatives, including foreign currency exchange contracts, are recognized in the Balance Sheet at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. On the date the derivative contract is entered into, the Company determines whether the derivative contract should be designated as a hedge. For derivatives that are designated as hedges, the Company further designates the hedge as either a fair value or cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as fair value hedges are recorded in the Consolidated Statement of Operations along with the loss or gain on the hedged asset or liability. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are reported as a component of Other Comprehensive Income (Loss) and reclassified into earnings in the same line-item associated with the forecasted transaction and in the same periods during which the hedged transaction affects earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. At December 31, 2008 and 2007, all hedges were determined to be effective.

The Company also periodically enters into forward exchange contracts and options that are not designated as hedges. The purpose of the majority of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables and payables that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. The Company records changes in the fair value of these derivative instruments in the Consolidated Statements of Operations and Comprehensive Income (Loss) within other income, net.

Fair Value of Financial Instruments  —  Fair values of cash equivalents, short-term investments and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. The fair value of short-term debt approximates its recorded value because of its short-term nature. Also, long-term debt carried on the Company’s Consolidated Balance Sheets at December 31, 2008 and 2007 has a carrying value that approximates its estimated fair value. The fair value is based on discounting future cash flows using current interest rates adjusted for risk.

Convergys Corporation 2008 Annual Report  59

New Accounting Pronouncements  —  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company beginning January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the Consolidated Financial Statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, SFAS No. 157 is effective beginning January 1, 2009. Adoption of this Standard on January 1, 2008 did not have an impact on the Company’s Financial Statements. See Note 14 of the Notes to Consolidated Financial Statements for disclosures related to the adoption of this Standard. The Company does not believe that the adoption of SFAS No. 157 for non-financial assets and liabilities not valued on a recurring basis as of January 1, 2009, will materially impact its financial position and results of operations.

In April 2007, the FASB issued EITF 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” This Standard requires an employer to recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” if, in substance, a postretirement benefit plan exists. The Company adopted EITF 06-04 effective January 1, 2008. Adoption of this Standard had no impact on the Company’s Consolidated Statements of Operations and resulted in a $2.2 reduction to the retained earnings balance as of January 1, 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment to ARB No. 51. SFAS No. 160 applies to all entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 as of January 1, 2009, will not have a significant impact on the Company’s financial position, results of operations or liquidity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new Standard is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS No. 161 is effective for Financial Statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will provide the disclosures required by this Standard beginning the first quarter of 2009.

3. Common and Preferred Shares

Through December 31, 2008, the Company repurchased 42.9 million shares for total costs of $698.9 pursuant to its share repurchase authorizations. At the current time, the Company does not anticipate executing additional

60  Convergys Corporation 2008 Annual Report

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

share repurchases in 2009. The timing and terms of any future transactions will depend on a number of considerations including market conditions and liquidity.

Below is a summary of the Company’s share repurchases for the years ended December 31, 2008, 2007 and 2006:

2008	7.7 million shares	$116.6

2007	9.9 million shares	$184.0

2006	6.1 million shares	$126.5

At December 31, 2008, the Company has the authority to repurchase 7.1 million additional common shares pursuant to current authorizations.

Shareholder Rights Plan

Under the shareholder Rights Agreement dated November 30, 1998, a dividend of one preferred share purchase right for each outstanding common share was granted to shareholders of record at the close of business on December 1, 1998. Under certain conditions, each right entitles the holder to purchase one one-hundredth of a Series A preferred share. The rights cannot be exercised or transferred separately from common shares, unless a person or group acquires a certain percentage of the Company’s outstanding common shares. The rights were set to expire on December 1, 2008, unless earlier redeemed by the Company. The Company entered into an amendment of the shareholder Rights Agreement on December 1, 2008 to extend the expiration date to June 30, 2009, and a second amendment on February 9, 2009 to increase the percentage of shares required to trigger the issuance of the rights from 15% to 20%.

Preferred Shares

The Company is authorized to issue up to five million preferred shares, of which four million would have voting rights. At December 31, 2008 and 2007, there were no preferred shares outstanding.

4. Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Shares (in Millions)	Net Income (Loss)	Shares	Per Share Amount

2008:

Basic EPS	$(92.9)	123.5	$(0.75)

Effect of dilutive securities:

Stock-based compensation arrangements	—	—	—

Diluted EPS	$(92.9)	123.5	$(0.75)

2007:

Basic EPS	$169.5	134.1	$1.26

Effect of dilutive securities:

Stock-based compensation arrangements	—	3.6	(0.03)

Diluted EPS	$169.5	137.7	$1.23

2006:

Basic EPS	$166.2	138.4	$1.20

Effect of dilutive securities:

Stock-based compensation arrangements	—	3.3	(0.03)

Diluted EPS	$166.2	141.7	$1.17

The diluted EPS calculation for the year ended December 31, 2008 excludes the effect of dilutive securities because of the loss from continuing operations. The diluted EPS calculation excludes the effect of 8.8 million and 7.5 million outstanding stock options for the years ended December 31, 2007 and 2006, respectively, because they are anti-dilutive.

5. Acquisitions

On September 3, 2008, the Company acquired 100 percent of the outstanding common shares of Intervoice, a developer of automated voice response systems, for cash consideration of $338.8. Intervoice is a market leader in the delivery of personalized, multi-channel automated information solutions that connect people with information, empowering them to control the way they interact with a business. Integration of Intervoice’s

Convergys Corporation 2008 Annual Report  61

speech automation and mobile applications with the Company’s agent-assisted services will enable the Company to build upon its leadership position in relationship management solutions. The Company’s solutions result in improved operational efficiencies, new revenue streams, and most importantly enhanced differentiation in the large and growing automated services market.

The Intervoice acquisition was accounted for as a purchase transaction. The purchase price has been allocated to fixed assets, liabilities and tangible and identifiable intangible assets based upon valuations using management’s estimates and assumptions. Fair values for the intangible assets were valued by a third-party appraisal firm based on information provided by the Company. The excess purchase price over the estimated fair value of the net assets acquired was allocated to goodwill. The total amount of goodwill expected to be deductible for tax purposes is approximately $23. Intervoice’s operating results have been included in the Consolidated Financial Statements of the Company within the Customer Management segment since the date of acquisition and goodwill, as reflected in the table below, was entirely assigned to the Customer Management segment. This acquisition was financed using the Company’s $400 Five-Year Competitive Advance and Revolving Credit Facility.

Allocation of purchase price to the assets and liabilities assumed at the date of the acquisition is presented in the table below:

Assets:

Cash	$45.4

Accounts receivable	36.7

Property, plant & equipment	84.7

Goodwill	213.1

Intangible assets	40.0

Other assets	79.1

Liabilities:

Accounts payable and accrued liabilities	(32.2)

Deferred taxes, net	(71.9)

Other long-term liabilities	(56.1)

Acquisition Price	$338.8

Intangible assets include $30.0 related to customer relationships with an estimated useful life of eleven years and $10.0 related to Intervoice trademarks with an estimated useful life of four years. The weighted average useful life of the intangibles is 8.9 years. Included in property, plant and equipment is $38.8 of software assets with estimated useful lives of two to eight years. The acquisition does not meet the thresholds for a significant acquisition and, therefore, no pro forma financial information is presented.

In addition, during the second quarter of 2008, the Company made two small strategic acquisitions to expand its business support systems solution footprint: Shanghai Hong Xun Software Co., Ltd. for its web self-care, service provisioning, and workforce management capabilities and Visage’s Subscriber Management Platform. During the fourth quarter of 2008, the Company acquired Ceon Corporation in order to expand the breadth of its business/operations support systems solutions. The total initial purchase price related to these acquisitions was $20.7. In addition, with respect to the Ceon Corporation acquisition, the Company is obligated to make additional earn-out payments of up to $22.5 if certain performance targets are met through December 31, 2009. Since these contingent payments are based on achievement of performance targets, actual payments may be substantially lower. All of the contingent payments, when made will be accounted for as goodwill.

6. Goodwill and Other Intangible Assets

The Company is required to test goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. During the third quarter of 2008, the Company performed an impairment review of the goodwill allocated to its HR Management segment. The review was triggered by the $207.5 of deferred charges related impairment taken during the third quarter of 2008 as described in Note 7 of the Notes to Consolidated Financial Statements. The impairment test for goodwill involves a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including the goodwill allocated

62  Convergys Corporation 2008 Annual Report

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

to each reporting unit. If the carrying amount is in excess of the fair value, the second step requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Fair value of the reporting unit was determined using a combination of the market approach and the income approach. Under the market approach, fair value is based on actual stock price or transaction prices of comparable companies. Under the income approach, value is dependent on the present value of net cash flows to be derived from the ownership.

The Company determined that the fair value of the HR Management segment was less than its carrying value as of September 30, 2008 and, therefore, the second step of the test was required. This second step review of the HR Management segment was completed during the fourth quarter of 2008 and resulted in a non-cash goodwill impairment charge of $61.1 recorded within the asset impairments caption in the accompanying Consolidated Statements of Operations. In determining the amount of the HR Management related goodwill impairment, the Company engaged a third-party appraisal firm to assist in valuing the significant intangible assets of the reporting unit. Key assumptions used by the Company in determining the fair value of the HR Management segment include revenue increases from existing contracts as services “go-live” and an estimate of future cash implementation costs and revenue. The approximate amount of the goodwill asset impairment charge that was deductible for tax purposes was $20.

Based on the results of its first-step impairment tests performed as of October 1, 2008, the Company had no goodwill impairment related to its other four reporting units: Information Management International, Information Management North America, Customer Management and Relationship Technology Management. In addition, due to the decline in the Company’s stock price during the fourth quarter of 2008, impairment tests were updated as of December 31, 2008 and there was no goodwill impairment related to any of the Company’s reporting units. During the years ended December 31, 2006 and 2007, the Company had no goodwill impairment related to any of its reporting units. The Company believes it makes every reasonable effort to ensure that it accurately estimates the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in an impairment loss.

Below is a progression of goodwill for the Company’s segments for 2008 and 2007:

	Customer Management	Information Management	HR Management	Total

Balance at January 1, 2007	$566.3	$184.3	$129.6	$880.2

Acquisitions	—	2.8	—	2.8

Other	12.2	0.7	0.3	13.2

Balance at December 31, 2007	578.5	187.8	129.9	896.2

Acquisitions	213.1	7.9	—	221.0

Impairment	—	—	(61.1)	(61.1)

Other	(15.2)	(6.3)	0.3	(21.2)

Balance at December 31, 2008	$776.4	$189.4	$69.1	$1,034.9

The addition of $213.1 to the Customer Management segment during the year ended December 31, 2008 resulted from the acquisition of Intervoice as discussed in Note 5 of the Notes to Consolidated Financial Statements. The addition of $7.9 to the Information Management segment during the year ended December 31, 2008 related to the acquisition of Shanghai Hong Xun Software Co., Ltd. The other changes to goodwill in 2008 and 2007 principally reflect foreign currency translation adjustments.

The Company’s other intangible assets, primarily acquired through business combinations, are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts.

Convergys Corporation 2008 Annual Report  63

As of December 31, 2008 and 2007, the Company’s other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net

2008:

Software (classified with Property, Plant & Equipment)	$92.2	$(46.3)	$45.9

Trademarks	12.0	(2.7)	9.3

Customer relationships and other intangibles	176.2	(116.7)	59.5

Total	$280.4	$(165.7)	$114.7

2007:

Software (classified with Property, Plant & Equipment)	$37.9	$(36.8)	$1.1

Trademarks	2.0	(1.6)	0.4

Customer relationships and other intangibles	139.4	(100.1)	39.3

Total	$179.3	$(138.5)	$40.8

The intangible assets are being amortized using the following amortizable lives: two to eight years for software, four years for trademarks and seven to twelve years for customer relationships and other. The remaining weighted average amortization period for intangible assets is seven years.

Customer relationships, trademarks and other intangibles amortization expense was $13.5 for the year ended December 31, 2008 and the related estimated expense for the five subsequent fiscal years is as follows:

For the year ended 12/31/09	$12

For the year ended 12/31/10	$11

For the year ended 12/31/11	$11

For the year ended 12/31/12	$10

For the year ended 12/31/13	$8

Thereafter	$17

7. Deferred Charges and Deferred Revenue

During 2008, 2007 and 2006, the Company capitalized $273.2, $129.5 and $126.5 of client acquisition and implementation costs, respectively. The related amortization and impairment charge for these years was $333.7, $53.2 and $54.3, respectively. During 2008, 2007 and 2006, the Company capitalized implementation revenue of $140.6, $63.9 and $38.7, respectively. The related amortization for these years was $43.4, $15.6 and $11.4, respectively.

During the third quarter of 2008, the Company recorded $272.9 of impairment and implementation charges, of which $207.5 was due to impairment of deferred charges and $65.4 was due to expensing of implementation costs that exceeded the termination for convenience fees in a contract at September 30, 2008. Based upon the contract profitability analysis completed in the third quarter of 2008, two HR Management contracts were projected to be unprofitable over their contract terms due to an increase in overall implementation and delivery costs. As a result, $207.5 of the capitalized costs related to these contracts were impaired, and were, therefore, written down in the third quarter of 2008. After the write-off, one of the contracts is expected to be profitable over its remaining contract term and the other contract is expected to continue to generate losses. The losses from this executory contract will be recorded as incurred, over the contract term through 2016 in the Company’s Consolidated Statements of Operations and are not expected to be material to the Company’s Consolidated Financial Statements.

Further, during 2008, the costs of implementing another large HR outsourcing client contract exceeded the amount recoverable under the contract at September 30, 2008, even though the contract is expected to be profitable over its term. When implementation costs are deemed not recoverable in accordance with the Company’s accounting policy, such excess costs are expensed even if the contract is profitable over its term. See also “Deferred Charges” in Note 2 to Consolidated Financial for more detailed discussions on deferred charges and the Company’s policy on assessing recoverability of deferred charges. The $65.4 charge is classified within the costs of providing services and products sold caption in the accompanying Consolidated Statements of Operations.

64  Convergys Corporation 2008 Annual Report

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

8. Debt

Debt consists of the following:

	At December 31,
	2008	2007

Revolving credit facility	$400.0	$—

Senior notes	249.8	249.4

Other	16.1	10.5

Total debt	665.9	259.9

Less current maturities	259.5	0.6

Long-term debt	$406.4	$259.3

Weighted average effective interest rates:

Revolving credit facility	4.7%	—

Senior notes	5.0%	5.0%

Other	4.4%	5.0%

During the third quarter of 2008, the Company borrowed the entire amount available under the Company’s $400 Five-Year Competitive Advance and Revolving Credit Facility. This borrowing was mainly to fund the acquisition of Intervoice as detailed in Note 5 of the Notes to Consolidated Financial Statements. The interest rate on the Revolving Credit Facility is based on LIBOR or the prime rate. The commitment fee on this facility at December 31, 2008 was 0.1%. The maturity date of the Credit Facility Agreement is October 20, 2011. The participating agents in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank and Deutsche Bank AG. The Company’s credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios. The Company’s interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. The Company’s debt-to-EBITDA ratio cannot be greater than 3.25 to 1.0 at any time. The Company was in compliance with all covenants during 2008.

In December 2004, the Company issued $250.0 in 4.875% unsecured senior notes due December 15, 2009. The notes were offered and sold pursuant to the universal shelf registration statement, previously declared effective in June 2003. In connection with the issuance of this 4.875% unsecured senior notes, the Company entered into an interest rate swap agreement with a notional value of $250.0, which was designated as a hedge. The purpose of the swap was to protect the notes against changes in fair value due to changes in interest rates. Under the terms of the interest rate swap, the Company received interest at a fixed rate of 4.875% and paid interest at a variable rate based on LIBOR. Based on market conditions, the Company terminated this swap agreement on June 1, 2005. In connection with the settlement of the derivative instrument, the Company paid the counterparty $1.7, the fair value of the swap on June 1, 2005. The $1.7 paid on the termination has been treated as a debt discount and, hence, is being amortized as interest expense over the term of the notes. The senior notes had an outstanding balance of $249.8 and $249.4 at December 31, 2008 and 2007, respectively. In May 2008, the Company filed a shelf registration statement for the issuance of senior debt in a form not yet determined.

Other debt of $16.1 and $10.5 at December 31, 2008 and 2007, respectively, consisted of capital leases and miscellaneous domestic and international borrowings.

At December 31, 2008, future minimum payments of the Company’s debt arrangements are as follows:

2009	$259.5

2010	—

2011	400.0

2012	—

2013	—

Thereafter	6.4

Total	$665.9

9. Restructuring

2008

During the first quarter of 2008, the Company initiated a restructuring plan to align resources to future business needs and to shift the geographic mix of some of its resources. Restructuring actions were taken in each business segment, of which $5.4 related to Customer

Convergys Corporation 2008 Annual Report  65

Management, $6.9 related to Information Management and $1.8 related to HR Management. The severance charge of $14.1 was largely paid in cash pursuant to the Company’s severance policy and employment agreements. These actions, which affected approximately 750 professional and administrative employees worldwide, were mostly completed by the end of 2008.

During the fourth quarter of 2008, the Company initiated another restructuring plan to reduce approximately 750 of its worldwide salaried employees and approximately 1,000 of non-salaried employees. Restructuring actions were taken in each business segment, of which $8.6 related to Customer Management, $2.8 related to Information Management, $8.7 related to HR Management and $0.2 related to Corporate. The $20.3 restructuring charges include cash-related payments of $16.2 and a non-cash charge of $2.3 related to acceleration of equity-based awards which are being paid pursuant to the Company’s severance policy, as well as facility closure related accruals of $1.8. The severance actions are expected to be completed during 2009.

Below is a summary of the 2008 net restructuring charge of $34.4 ($22.4 after tax) by segment:

	Customer Management	Information Management	HR Management	Corporate	Total

Severance costs	$12.2	$9.7	$10.5	$0.2	$32.6

Facility-related costs	1.8	—	—	—	1.8

Net restructuring	$14.0	$9.7	$10.5	$0.2	$34.4

Restructuring liability activity for the 2008 plan consisted of the following:

2008

Balance at January 1	$—

Restructuring charge	34.4

Severance payments	(12.3)

Balance at December 31	$22.1

2007

During the third quarter of 2007, the Company recorded a restructuring charge of $3.4 at Information Management related to a facility closure in the United Kingdom. This action was a result of the facility consolidation in the United Kingdom that started during the fourth quarter of 2006 as discussed in more detail below. The $3.4 accrual is equal to the future costs associated with the abandoned facility, net of the proceeds from any probable future sublease agreements. The Company used estimates, based on consultation with its real estate advisors, to arrive at the proceeds from any future sublease agreements. The Company will continue to evaluate such estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to this facility closure in the future. At December 31, 2008, this restructuring reserve had an outstanding balance of $1.0, which will be paid over several years until the lease expires.

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

The $24.1 severance charge was paid pursuant to the Company’s severance policy and employment agreements and included cash-related payments of $21.3 and a non-cash charge of $2.8 related to acceleration of equity-based awards. These actions, which affected approximately 700 professional employees, were completed in 2007. The $0.5 of facility closure costs relate to an additional

66  Convergys Corporation 2008 Annual Report

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

accrual, resulting from changes in the sublease estimates, for a property that was abandoned in 2005. In the fourth quarter of 2006, the Company made a decision to consolidate its operations in the U.K. and move into one of the facilities that was originally abandoned in 2002. This resulted in the reversal of $12.1 of the Company’s 2002 facility-related restructuring reserves at December 31, 2006. Completion of the facility consolidation at this location resulted in the recording of additional reserves in the third quarter of 2007, as discussed above.

Below is the summary of the 2006 net restructuring charge of $12.5 ($8.5 after tax) by segment:

	Customer Management	Information Management	HR Management	Corporate	Total

Severance costs	$6.5	$12.9	$1.6	$3.1	$24.1

Facility-related costs/ (reversal)	—	(12.1)	0.5	—	(11.6)

Net restructuring	$6.5	$0.8	$2.1	$3.1	$12.5

Restructuring liability activity for the fourth quarter 2006 plan consisted of the following:

	2008	2007	2006

Balance at January 1	$3.1	$20.5	$—

Restructuring charge	—	—	24.6

Lease termination payments	—	(0.5)	—

Severance payments	(3.1)	(16.9)	(4.1)

Balance at December 31	$—	$3.1	$20.5

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

Convergys Corporation 2008 Annual Report  67

Components of pension cost and other amounts recognized in other comprehensive income (loss) for the cash balance plan are as follows:

	Year Ended December 31,
	2008	2007	2006

Service cost (benefits earned during the period)	$4.2	$17.9	$21.9

Interest cost on projected benefit obligation	12.7	11.7	10.6

Expected return on plan assets	(14.4)	(14.6)	(14.7)

Amortization and deferrals—net	1.1	2.5	1.7

Settlement loss	8.0	—	—

Curtailment loss	4.0	—	—

Total pension cost	$15.6	$17.5	$19.5

Other comprehensive (income) loss	$57.2	$(0.3)	$(10.1)

The settlement loss of $8.0 in 2008 resulted from the benefit payments exceeding the sum of the 2008 service cost and interest cost. The decline in service costs in 2007 compared to 2006 reflects the cash balance plan amendment in January 2007 to reduce the amount of pension credit earned on covered compensation.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. This Standard required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in the December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The negative adjustment to accumulated other comprehensive income of $4.0 ($2.6, net of tax) at adoption represented the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, all of which were previously netted against the plans funded status in the Company’s Consolidated Balance Sheets pursuant to the provisions of SFAS No. 87. These amounts are subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts.

The reconciliation of the cash balance plan’s projected benefit obligation and the fair value of plan assets for the years ended December 31, 2008 and December 31, 2007 are as follows:

	At December 31,
	2008	2007

Change in benefit obligation:

Benefit obligation at beginning of year	$215.6	$214.7

Service cost	4.2	17.9

Interest cost	12.7	11.7

Actuarial (gain) loss	(0.5)	(1.1)

Benefits paid	(30.6)	(27.6)

Benefit obligation at end of year	$201.4	$215.6

Change in plan assets:

Fair value of plan assets at beginning of year	$185.1	$182.0

Actual return on plan assets	(56.3)	9.8

Employer contribution	14.1	19.5

Benefits paid	(30.6)	(27.6)

Other	—	1.4

Fair value of plan assets at end of year	$112.3	$185.1

Funded status	$(89.1)	$(30.5)

Amounts recognized in the Consolidated Balance Sheets consisted of:

Non-current liability	$89.1	$30.5

Accumulated other comprehensive loss	93.0	35.8

Accumulated other comprehensive loss at December 31, 2008 represents unrecognized actuarial losses of $93.0 ($60.4, net of tax). Included in accumulated other comprehensive loss at December 31, 2007 was unrecognized prior service costs of $4.2 ($2.7, net of tax) and unrecognized actuarial losses of $31.6 ($20.6, net of tax). The actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2009 is $6.6. The accumulated benefit obligation for the cash balance plan was $201.4 and $215.6 at December 31, 2008 and 2007, respectively.

68  Convergys Corporation 2008 Annual Report

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

Estimated future benefit payments from the cash balance plan for the following five years are as follows:

2009	$16.9

2010	15.5

2011	14.3

2012	13.7

2013	13.3

2014-2018	63.6

Total	$137.3

Components of pension cost and other amounts recognized in other comprehensive income (loss) for the unfunded executive pension plans are as follows:

	Year Ended December 31,
	2008	2007	2006

Service cost (benefits earned during the period)	$2.0	$3.6	$4.0

Interest cost on projected benefit obligation	3.5	4.4	4.3

Settlement loss	3.3	0.7	—

Amortization and deferrals—net	0.3	1.1	1.2

Total pension cost	$9.1	$9.8	$9.5

Other comprehensive (income) loss	$(24.0)	$(6.2)	$8.4

The reconciliation of the unfunded executive pension plans’ projected benefit obligation for the years ended December 31, 2008 and December 31, 2007 are as follows:

	At December 31,
	2008	2007

Change in benefit obligation:

Benefit obligation at beginning of year	$75.1	$85.9

Service cost	2.0	3.6

Interest cost	3.5	4.4

Change in plan provisions	(2.1)	(2.3)

Actuarial gain	(18.3)	(1.6)

Benefits paid	(22.8)	(14.9)

Benefit obligation at end of year	$37.4	$75.1

Funded status	$(37.4)	$(75.1)

Amounts recognized in the Consolidated Balance Sheets consisted of:

Current Liability	$5.6	$21.2

Non-current liability	31.8	53.9

Accumulated other comprehensive (income) loss	(9.8)	14.2

Included in accumulated other comprehensive income at December 31, 2008 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of 2.3 ($1.5, net of tax) and unrecognized actuarial gain of $7.5 ($4.9, net of tax). Included in accumulated other comprehensive income at December 31, 2007 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of ($0.4) (($0.3), net of tax) and unrecognized actuarial losses $14.6 ($9.5, net of tax). The accumulated benefit obligation for the unfunded executive pension plans were $34.1 and $71.8 at December 31, 2008 and 2007, respectively. The prior service credit and actuarial gain included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2009 is ($0.2) and ($0.4), respectively.

Estimated future benefit payments from the unfunded executive plans for the following five years are as follows:

2009	$5.6

2010	4.5

2011	4.1

2012	3.8

2013	3.9

2014-2018	16.7

Total	$38.6

The following rates were used in determining the benefit obligations at December 31:

	2008	2007

Discount rate—projected benefit obligation	6.25-6.50%	6.25%

Future compensation growth rate	4.00%	4.00-5.00%

Expected long-term rate of return on plan assets	8.00%	8.50%

Convergys Corporation 2008 Annual Report  69

The following rates were used in determining the pension cost for all years ended December 31:

	2008	2007	2006

Discount rate—projected benefit obligation	6.25%	5.75%	5.25-5.50%

Future compensation growth rate	4.00-5.00%	4.00-5.00%	4.00-5.00%

Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%

As of December 31, 2008 and 2007, plan assets for the cash balance plan consisted of approximately 70% of equity securities and 30% of fixed income instruments, respectively, which is consistent with the Company’s targeted allocation. Plan assets for the cash balance plan included $2.6 and $6.8 of the Company’s common shares at December 31, 2008 and 2007, respectively. The investment objectives for the plan assets are to generate returns that will enable the plan to meets its future obligations. The Company’s expected long-term rate of return was determined based on the asset mix of the plan, past performance and other factors. The Company contributed $14.1 and $19.5 in 2008 and 2007, respectively, to fund its cash balance plan in order to satisfy its ERISA funding requirements. The Company expects to make $7.9 in contributions in 2009 to fund its cash balance plan. No plan assets are expected to be returned to the Company during 2009.

Savings Plans

The Company sponsors a defined contribution plan covering substantially all U.S. employees. The Company’s contributions to the plan are based on matching a portion of the employee contributions. Total Company contributions to the defined contribution plan were $16.1, $14.3 and $14.1 for 2008, 2007 and 2006, respectively. Plan assets for these plans included 2.8 million ($17.9) and 3.0 million ($48.8) of Company’s common shares at December 31, 2008 and 2007, respectively.

Employee Postretirement Benefits Other Than Pensions

The Company sponsors postretirement health and life insurance plans for certain eligible employees. The Company funds life insurance benefits of certain retirees through a Voluntary Employee Benefit Association (VEBA) trust. Contributions to the VEBA are subject to IRS limitations developed using the aggregate cost method. At December 31, 2006, the Company eliminated the postretirement life insurance plan benefits for non-retirement eligible employees. The Company’s postretirement benefit cost was ($3.7), $0.2 and $3.4 for 2008, 2007 and 2006, respectively. The accrued benefit costs pertaining to these benefits of $17.4 and $20.5 at December 31, 2008 and 2007, respectively, are classified with other long-term liabilities. The amount included within accumulated other comprehensive income related to these benefits were $5.2 and $3.3 at December 31, 2008 and 2007, respectively. As discussed within the new accounting pronouncements section of Note 2 of the Notes to Consolidated Financial Statements, adoption of EITF 06-04 on January 1, 2008, resulted in a $2.2 reduction to the retained earnings balance as of January 1, 2008.

11. Stock-Based Compensation Plans

At December 31, 2008, the Company had 38 million common shares that were authorized for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan (Convergys LTIP), as amended on April 22, 2008. The Convergys LTIP provides for the issuance of stock-based awards to certain employees and Directors. From time to time, the Company grants restricted stock awards that generally vest over terms of three to five years, pursuant to the plan. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares (other than the right to transfer the shares). Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The Company also granted stock options with exercise prices that are no less than market value of the stock at the grant date and have a ten-year term and vesting terms of three to four years. Since early 2004, the Company has not issued any stock options to employees or Directors. Instead, the Company began granting certain employees and Directors restricted stock units. Unlike the restricted stock awards discussed above, the restricted stock units

70  Convergys Corporation 2008 Annual Report

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

do not possess dividend or voting rights. The restricted stock units consist of both time-related and performance-related units. The restrictions for the time-related restricted stock units lapse three years after the grant date. The performance-related units vest upon the Company’s satisfaction of certain financial performance conditions (relative shareholder return versus the S&P 500 return). Performance-related units that have not vested by the end of three years from the grant date (i.e. the performance conditions for vesting of those units have not been met within that period) are forfeited.

The following table shows certain information as of December 31, 2008, with respect to compensation plans under which common shares are authorized for issuance:

	No. of Common Shares to be Issued Upon Exercise	Weighted Average Exercise Price	Common shares Available for Future Issuance

Equity compensation plans approved by shareholders (1)

Stock options	9,345,539	$30.69	7,117,020

Restricted stock	—	N/A	(1)

Restricted stock units	3,579,153	N/A	(1)

Equity compensation plans not approved by shareholders	—	—	—

Total	12,924,692	$30.69	7,117,020

(1)	The Company had authorized 38 million common shares for issuance under the Convergys Corporation Long-Term Incentive Plan.

The Company’s operating results reflect long-term incentive plan expense of $18.3, $24.5 and $36.1 for the years ended December 31, 2008, 2007 and 2006, respectively. Long-term incentive plan expenses include: (a) incentive plan expense that is paid in cash based on relative shareholder return, and (b) stock compensation expense. Stock compensation expense for the year ended December 31, 2008, 2007 and 2006 was $19.4, $25.6 and $31.3, respectively.

Stock Options

Presented below is a summary of Company stock option activity:

Shares (in Thousands)	Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2006	16,884	$25.91

Options exercised in 2006	(3,490)	14.50

Options forfeited in 2006	(566)	33.19

Options outstanding and exercisable at December 31, 2006	12,828	$28.69

Options exercised in 2007	(1,112)	$14.73

Options forfeited in 2007	(775)	35.95

Options outstanding and exercisable at December 31, 2007	10,941	$29.55

Options exercised in 2008	(233)	$13.29

Options forfeited in 2008	(1,362)	25.02

Options outstanding and exercisable at December 31, 2008	9,346	$30.69

The weighted average remaining contractual term for both the outstanding and exercisable options at December 31, 2008 was approximately 2.1 years. The weighted average grant date fair value per share for the outstanding and exercisable options at December 31, 2008 was $12.74.

Convergys Corporation 2008 Annual Report  71

The following table summarizes the status of the Company stock options outstanding and exercisable at December 31, 2008:

Shares (in Thousands)		Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$11.55 to $11.55	1,077	4.0	$11.55

$12.01 to $21.81	653	3.2	15.24

$22.22 to $22.22	1,118	0.1	22.22

$24.75 to $29.32	175	2.4	27.62

$29.53 to $29.53	1,667	1.0	29.53

$29.78 to $36.49	172	2.2	33.60

$36.67 to $36.67	2,013	3.0	36.67

$37.13 to $43.50	424	1.5	38.97

$43.63 to $43.63	1,987	2.0	43.63

$44.00 to $52.53	60	1.6	46.03

Total	9,346	2.1	$30.69

Restricted Stock Awards and Restricted Stock Units

During 2008, 2007 and 2006, the Company granted 1.6 million, 1.5 million and 1.8 million of restricted stock and restricted stock units, respectively. The weighted average fair values of these grants were $12.09, $24.08 and $18.10, respectively. Included in the total grants were 1.2 million, 0.4 million and 0.6 million of performance-related restricted stock units for 2008, 2007 and 2006, respectively.

The Company used a Monte Carlo simulation model to estimate the fair value for performance-based restricted stock units issued during 2008, 2007 and 2006. The assumptions used in this model for performance-based restricted stock units granted during 2008 are noted in the table below. Expected volatilities for the 2008 performance awards are based on historical volatility and daily returns for the three-year period ended January 1, 2008 of the Company’s stock and S&P 500 companies. The total stock return for the Company over the performance period is based on comparing Convergys’ average closing price from the fourth quarter of 2007 with the average expected closing price for the fourth quarter of 2010. The total stock return of the S&P 500 companies is computed by comparing the closing price of the S&P 500 companies on December 28, 2007 with the closing price at the end of December 2010. The risk-free interest rate for the expected term of the award granted is based on the U.S. Treasury yield curve in effect at the time of grant.

December 31, 2008

Expected volatility	30.1%

Expected term (in years)	3.0

Risk-free interest rate	2.1%

The total compensation cost related to non-vested restricted stock and restricted stock units not yet recognized as of December 31, 2008 was approximately $21.2, which is expected to be recognized over a weighted average of 1.1 years. Changes to non-vested restricted stock and restricted stock units for the years ended December 31, 2008 and December 31, 2007 were as follows:

Amounts in millions	Number of Shares	Weighted Average Fair Value at Date of Grant

Non-vested at December 31, 2006	4.4	$15.76

Granted	1.5	24.08

Vested	(2.1)	(13.36)

Forfeited	(0.3)	(18.84)

Non-vested at December 31, 2007	3.5	20.35

Granted	1.6	12.09

Vested	(1.2)	(14.26)

Forfeited	(0.3)	(19.34)

Non-vested at December 31, 2008	3.6	$16.82

72  Convergys Corporation 2008 Annual Report

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

12. Commitments and Contingencies

Commitments

The Company leases certain facilities and equipment used in its operations under operating leases. Total rent expense was $85.4, $86.4 and $86.2 in 2008, 2007 and 2006, respectively.

At December 31, 2008, the total minimum rental commitments under non-cancelable operating leases are as follows:

2009	$47.4

2010	36.7

2011	26.2

2012	17.0

2013	11.4

Thereafter	31.6

Total	$170.3

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

At December 31, 2008, the Company had outstanding letters of credit of approximately $43.0 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material.

The Company also has purchase commitments with three telecommunications providers of approximately $30 and $24 in 2009 and 2010, respectively.

Contingencies

The Company from time to time is involved in various loss contingencies, including tax and legal contingencies that arise in the ordinary course of business. Pursuant to SFAS No. 5, “Contingent Liabilities,” the Company accrues for a loss contingency when it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. At this time, the Company believes that the results of any such contingencies, either individually or in the aggregate, will not have a materially adverse effect on the Company’s results of operations or financial condition. However, the outcome of any litigation cannot be predicted with certainty. An unfavorable resolution of one or more pending matters could have a materially adverse impact on the Company’s results of operations or financial condition in the future.

Several related class action lawsuits were filed in the United States District Court for the Northern District of

Convergys Corporation 2008 Annual Report  73

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

On September 26, 2006, the District Court granted the Plaintiffs’ motion to certify a class of people who purchased Intervoice stock during the Class Period. On November 14, 2006, the Fifth Circuit granted Intervoice’s petition to appeal the District Court’s decision to grant Plaintiffs’ motion to certify a class. On January 8, 2008, the Fifth Circuit vacated the District Court’s class-certification order and remanded the case to the District Court for further consideration in light of the Fifth Circuit’s decision in Oscar Private Equity Investments v. Allegiance Telecom, Inc. The parties filed additional briefing in the District Court regarding class certification and are awaiting the District Court’s ruling. The District Court granted Plaintiffs’ motion for leave to file a second amended complaint and Intervoice moved to dismiss portions of that amended complaint. On March 12, 2008, the District Court granted that motion in part and denied it in part. The Company continues to vigorously defend the case.

Since 2002, the Company has been cooperating with the U.S. Department of Labor’s wage and hour division (DOL) on a number of matters to investigate and resolve allegations of the Company’s incorrect measurement of hourly call center employees’ work time. On January 15, 2009, the DOL requested that the Company conduct a self-audit to investigate and assess the Company’s practices. The Company maintains that it fully complies with the DOL timekeeping requirements, but has agreed to begin to conduct the self-audit. Depending upon the findings of the audit, the Company may need to negotiate a satisfactory resolution with the DOL. A resolution could involve, among other things, the payment of an amount of back wages to the Company’s U.S. agents. While the Company is confident it can negotiate a resolution with the DOL depending upon the findings of the audit, if it cannot, the DOL may take action against the Company. We believe that the outcome of this matter with the DOL will not individually or in the aggregate have a future material adverse effect on the Company’s operating income or financial condition in the future.

13. Financial Instruments

The Company has outstanding forward exchange contracts and options that mature within the next 48 months, consisting primarily of Canadian dollars, Indian rupees and Philippine pesos with a notional value of $866.7 at December 31, 2008 and $701.6 at December 31, 2007. All the derivative instruments discussed above are designated and effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	December 31,
	2008	2007

Forward exchange contracts and options designated as hedging instruments under SFAS No. 133

Included within other current assets	$1.8	$67.1

Included within other current liabilities	40.8	3.2

Included within other long-term liabilities	60.6	—

74  Convergys Corporation 2008 Annual Report

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

The Company recorded a deferred tax benefit of $35.8 related to these derivatives at December 31, 2008, compared to a deferred tax liability of $21.7 at December 31, 2007. A total of $66.6 of deferred losses and $40.4 of deferred gains, net of tax, related to these cash flow hedges at December 31, 2008 and 2007, respectively, were in Accumulated Other Comprehensive Income. As of December 31, 2008, deferred losses of $40.7 ($26.4 net of tax), on derivative instruments included in accumulated other comprehensive income are expected to be reclassified into earnings during the next 12 months.

During 2008, 2007 and 2006, the Company recorded net gains of $9.3, $46.4 and $22.8, respectively, related to the settlement of forward contracts and options which were designated as cash flow hedges.

The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. During the fiscal year ended December 31, 2008, a loss of $9.0 was recognized related to changes in fair value of these derivative instruments not designated as hedges, compared to a $5.4 gain for the same period in 2007. The losses partially offset the currency gains that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income, net in the accompanying Consolidated Statements of Operations. The fair value of these derivative instruments not designated as hedges at December 31, 2008, was a payable of $2.7. During the first quarter of 2008, the Company had entered into treasury lock derivative instruments with a total notional amount of $200.0 in anticipation of a probable debt issuance later in 2008. As the Company did not expect issuance of the debt in the near future given the market conditions during the third quarter of 2008, the $6.0 gain on termination of the treasury lock was recognized within the other income, net in the accompanying Consolidated Statements of Operations for the year ended December 31, 2008.

A few of the Company’s counterparty agreements related to derivative instruments contain provisions that require that the Company maintain collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments in liability position at December 31, 2008 is $101.4 for which the Company posted collateral of $26.6. Further downgrades in the Company’s credit ratings and/or adverse change in the foreign currency markets will require additional collateral to counterparties.

14. Fair Value Disclosures

SFAS No. 157 establishes a fair value hierarchy (Level 1 through 3) based on the quality of inputs used in the valuation technique to measure the fair value of identical assets and liabilities. The fair value hierarchy gives the highest priority to quoted market prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) as of December 31, 2008:

	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative assets	$1.8	—	$1.8	—

Derivative liabilities	$104.1	—	$104.1	—

Convergys Corporation 2008 Annual Report  75

15. Income Taxes

The Company’s provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2008	2007	2006

Current:

United States federal	$(32.2)	$3.8	$55.9

Foreign	17.4	22.9	16.1

State and local	(14.7)	2.8	6.3

Total current	(29.5)	29.5	78.3

Deferred:

United States federal	(27.8)	47.6	4.3

Foreign	(0.6)	(5.4)	(0.2)

State and local	(13.1)	4.4	(4.0)

Total deferred	(41.5)	46.6	0.1

Total	$(71.0)	$76.1	$78.4

The Company’s combined pre-tax earnings from foreign subsidiaries or branches were $56.5, $93.1 and $81.0 during 2008, 2007 and 2006, respectively.

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for the tax benefit in 2008 and tax provision in 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006

U.S. federal statutory rate	35.0%	35.0%	35.0%

Permanent differences	(9.5)	0.1	0.5

State and local income taxes, net of federal income tax benefit	10.9	2.2	1.6

Foreign taxes	9.8	(5.1)	(2.7)

Foreign valuation allowances	(4.4)	0.4	(3.5)

Other	1.5	(1.6)	1.1

Effective rate	43.3%	31.0%	32.0%

The impact of permanent differences in the current year of (9.5%) on the effective tax rate was primarily the result of a portion of the HR Management goodwill impairment charge that was not deductible for tax purposes.

The Company’s foreign taxes for 2008, 2007 and 2006 included $13.7 (8.4%), $11.8 (4.8%) and $7.4 (3.0%), respectively, of benefit derived from tax holidays in the Philippines and India. The Company’s foreign taxes for 2008, 2007 and 2006 include $12.6, $11.0 and $7.2, respectively, related to a tax holiday in India scheduled to expire March 2010. The tax holidays in the Philippines are scheduled to expire between January 2009 and December 2012. The Company has applied for one- or two-year extensions of the Philippine tax holidays in accordance with local law.

The components of deferred tax assets and liabilities are as follows:

	At December 31,
	2008	2007

Deferred tax asset:

Loss and credit carryforwards	$218.0	$89.8

Pension and employee benefits	51.2	53.5

Restructuring charges	10.7	2.0

Deferred revenue	2.0	38.1

Other comprehensive income	63.2	—

Other	5.0	—

Valuation allowance	(93.2)	(56.0)

Total deferred tax asset	256.9	127.4

Deferred tax liability:

Depreciation and amortization	118.4	74.3

Deferred implementation costs	72.8	91.2

Other comprehensive income	—	5.4

Other	—	1.3

Total deferred tax liability	191.2	172.2

Net deferred tax (liability)/asset	$65.7	$(44.8)

As of December 31, 2008 and 2007, $23.6 and $32.1, respectively, of the valuation allowance relates to the Company’s foreign operations. During 2008, the operating results of the foreign entity that accounted for $22.1 of the 2007 valuation allowance continued to improve. Since the Company concluded that there is sufficient positive evidence that it is more likely than not that the related deferred tax assets will be realized and, accordingly, the valuation allowance was reversed in 2008. Of the $22.1, $15.2 was related to valuation allowance against net operating losses generated by the exercise of stock options

76  Convergys Corporation 2008 Annual Report

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

and, therefore, the reversal of the valuation allowance was credited to additional paid in capital.

As of December 31, 2008, $44.8 of the valuation allowance relates to operating loss carryforwards acquired in connection with business combinations in 2008. Realization of these operating loss carryforwards may be recorded as a reduction of goodwill as specified under the transitional guidance of FASB 141R.

As of December 31, 2008, the Company has federal, state, and foreign operating loss carryforwards of $354.4, $741.8, and $141.2, respectively. The federal operating loss carryforwards begin to expire in 2010 and can be utilized through 2028. The state operating loss carryforwards begin to expire in 2009 and can be utilized through 2028. The foreign operating loss carryforwards include $94.4 with no expiration date; the remainder begin to expire in 2009 and can be utilized through 2023. The federal and state operating loss carryforwards include losses of $226.8 and $165.1, respectively, that were acquired in connection with business combinations. Utilization of the acquired federal and state tax loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986. In addition at December 31, 2008, the Company had $10.4 in state tax credits that expire from 2009 to 2011.

The Company has not provided for U.S. federal income taxes or foreign withholding taxes on $234.2 of undistributed earnings of its foreign subsidiaries at December 31, 2008, because such earnings are intended to be reinvested indefinitely. It is not practicable to determine the amount of applicable taxes that would be due if such were distributed.

Adoption of FIN 48 resulted in the Company recognizing a $7.8 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the retained earnings balance as of January 1, 2007. As of December 31, 2007, the liability for unrecognized tax benefits was $82.9, of which $1.5 was recorded within other current liabilities and $81.4 was recorded within other long-term liabilities in the accompanying Consolidated Financial Statements. The liability for unrecognized tax benefits of $82.9 as of December 31, 2007 included an accrual for interest and penalties of $22.5. As of December 31, 2008, the liability for unrecognized tax benefits was $62.0 and is recorded within other long-term liabilities in the accompanying Consolidated Financial Statements. The liability for unrecognized tax benefits of $62.0 as of December 31, 2008 included an accrual for interest and penalties of $17.9. The total amount of net unrecognized tax benefits that would affect income tax expense, if ever recognized in the Financial Statements, is $56.0. This amount includes net interest and penalties of $14.3. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2008 and 2007, the Company recognized approximately $5.8 and $6.4 in interest and penalties, respectively.

A reconciliation of the beginning and ending total amounts of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

	2008	2007

Balance at January 1	$60.4	$71.2

Additions based on tax positions related to the current year	2.3	0.9

Additions for tax positions of prior years	1.8	6.5

Reductions for tax positions of prior years	(13.2)	—

Settlements	(4.0)	—

Lapse of statutes	(3.2)	(18.2)

Balance at December 31	$44.1	$60.4

The decrease in the liability for unrecognized tax benefits was largely due to the resolution of tax audits in the current year. The Company is currently attempting to resolve income tax audits relating to prior years in various jurisdictions. The Company has received assessments from these jurisdictions including transfer pricing, research credits and deductibility of expenses. The Company believes that it is appropriately reserved with regard to these assessments as of December 31, 2008. Furthermore, the Company believes that it is reasonably possible that

Convergys Corporation 2008 Annual Report  77

the total amounts of unrecognized tax benefits will decrease between $10.0 to $15.0 prior to December 31, 2009, based upon resolution of audits; however, actual developments could differ from those currently expected.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to examinations by tax authorities for years before 2002.

16. Additional Financial Information

	At December 31,
	2008	2007

Property and equipment, net:

Land	$21.2	$17.0

Buildings	178.5	151.3

Leasehold improvements	180.0	183.2

Equipment	643.8	643.5

Software	489.3	418.8

Construction in progress and other	35.7	30.4

	1,548.5	1,444.2

Less: Accumulated depreciation	(1,127.6)	(1,079.8)

	$420.9	$364.4

Payables and other current liabilities:

Accounts payable	$68.5	$31.2

Accrued taxes	26.8	27.6

Accrued payroll-related expenses	169.6	137.3

Pension liability	6.5	22.0

Accrued expenses, other	151.5	129.6

Restructuring and exit costs	23.1	5.7

Deferred revenue and government grants	92.7	72.9

	$538.7	$426.3

Accumulated other comprehensive (loss) income:

Foreign currency translation adjustments	$(19.1)	$40.3

Changes related to pension liability, net of tax benefit of $28.5 and $16.3	(50.7)	(30.4)

Unrealized gain (loss) on hedging activities, net of tax (expense) benefit of $35.8 and ($21.7)	(66.6)	40.4

	$(136.4)	$50.3

Cellular Partnerships

See Note 2 of the Notes to Consolidated Financial Statements for details on the Company’s ownership interest in the Cellular Partnerships. Summarized financial information for the Cellular Partnerships is as follows:

	At December 31,
	2008	2007	2006

Current assets	$66.5	$68.7	$30.7

Non-current assets	213.1	234.4	266.4

Current liabilities	30.4	27.0	36.7

Non-current liabilities	97.0	108.5	108.1

	Year Ended December 31,
	2008	2007	2006

Revenues	$514.9	$446.6	$386.8

Depreciation and amortization	38.6	65.9	52.7

Operating income	107.4	45.3	35.3

Net income	103.8	41.8	30.6

17. Industry Segment and Geographic Operations

Industry Segment Information

As discussed in Note 1, the Company has three segments, which are identified by service offerings. Customer Management provides agent-assisted services, automated self-service and technology solutions. Information Management provides business support system/operational support system solutions for the global communications industry. HR Management provides global human resource business process outsourcing solutions. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.

78  Convergys Corporation 2008 Annual Report

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Year Ended December 31,
	2008	2007	2006

Revenues:

Customer Management	$1,954.8	$1,866.1	$1,803.1

Information Management	571.5	723.0	775.3

HR Management	259.5	255.2	211.4

	$2,785.8	$2,844.3	$2,789.8

Depreciation:

Customer Management	$61.4	$55.9	$65.4

Information Management	28.2	32.4	33.6

HR Management	9.3	8.7	12.8

Corporate and other	20.1	18.4	18.3

	$119.0	$115.4	$130.1

Amortization:

Customer Management	$4.3	$2.7	$4.0

Information Management	7.0	3.7	6.9

HR Management	2.2	2.6	1.7

	$13.5	$9.0	$12.6

Restructuring Charges:

Customer Management	$14.0	$—	$6.5

Information Management	9.7	3.4	0.8

HR Management	10.5	—	2.1

Corporate and other	0.2	—	3.1

	$34.4	$3.4	$12.5

Asset Impairments:

Customer Management	$—	$1.4	$—

Information Management	—	1.3	—

HR Management	268.6	2.8	—

	$268.6	$5.5	$—

	Year Ended December 31,
	2008	2007	2006

Operating Income (Loss):

Customer Management	$92.6	$176.7	$202.4

Information Management	96.4	130.9	124.5

HR Management	(358.8)	(38.3)	(38.4)

Corporate	(21.5)	(24.5)	(35.6)

	$(191.3)	$244.8	$252.9

Capital Expenditures: (1)

Customer Management	$49.7	$32.4	$39.8

Information Management	17.9	18.4	33.4

HR Management	8.3	17.1	10.3

Corporate (2)	24.6	34.4	21.4

	$100.5	$102.3	$104.9

(1)	Excluding proceeds from the disposal of property and equipment.
(2)	Includes shared services-related capital expenditures and depreciation.

	At December 31,
	2008	2007

Total Assets:

Customer Management	$1,570.4	$1,135.4

Information Management	516.7	548.5

HR Management	385.5	530.6

Corporate	368.8	349.7

	$2,841.4	$2,564.2

Geographic Operations

The following table presents certain geographic information regarding the Company’s operations:

	Year Ended December 31,
	2008	2007	2006

Revenues:

North America	$2,336.3	$2,449.8	$2,475.4

Rest of World	449.5	394.5	314.4

	$2,785.8	$2,844.3	$2,789.8

	At December 31,
	2008	2007	2006

Long-lived Assets:

North America	$1,614.5	$1,465.5	$1,415.5

Rest of World	240.5	230.2	187.9

	$1,855.0	$1,695.7	$1,603.4

Convergys Corporation 2008 Annual Report  79

Concentrations

The Customer Management and Information Management segments derive significant revenues from AT&T. Revenues from AT&T were 18.2%, 16.3% and 17.3% of the Company’s consolidated revenues for 2008, 2007 and 2006, respectively. Related accounts receivable from AT&T totaled $93.1 and $82.7 at December 31, 2008 and 2007, respectively.

18. Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter		Total

2008:

Revenues	$716.4	$689.5	$676.2		$703.7		$2,785.8

Operating (loss) income	$38.9	$47.4	$(242.0	)(1)	$(35.6	)(2)	$(191.3)

Net (loss) income	$35.9	$40.5	$(140.0)		$(29.3)		$(92.9)

(Loss) earnings per share

Basic	$0.28	$0.33	$(1.15)		$(0.24)		$(0.75)

Diluted	$0.28	$0.32	$(1.15)		$(0.24)		$(0.75)

2007:

Revenues	$719.9	$707.0	$703.7		$713.7		$2,844.3

Operating income	$65.2	$58.1	$63.0		$58.5		$244.8

Net income	$43.6	$38.8	$41.8		$45.3		$169.5

Earnings per share

Basic	$0.32	$0.28	$0.31		$0.35		$1.26

Diluted	$0.31	$0.28	$0.30		$0.34		$1.23

Segment Data:

Customer Management

2008:

Revenues	$476.0	$469.0	$483.2		$526.6		$1,954.8

Operating income	$21.9	$19.4	$23.3		$28.0		$92.6

2007:

Revenues	$469.0	$460.6	$462.9		$473.6		$1,866.1

Operating income	$56.3	$44.7	$40.4		$35.3		$176.7

	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter		Total

Information Management

2008:

Revenues	$163.2	$161.1	$133.6		$113.6		$571.5

Operating income	$29.5	$37.9	$17.4		$11.6		$96.4

2007:

Revenues	$185.9	$183.4	$177.6		$176.1		$723.0

Operating income	$25.3	$38.4	$34.1		$33.1		$130.9

Human Resource Management

2008:

Revenues	$77.2	$59.4	$59.4		$63.5		$259.5

Operating loss	$(4.9)	$(4.2)	$(279.8	)(1)	$(69.9	)(2)	$(358.8)

2007:

Revenues	$65.0	$63.0	$63.2		$64.0		$255.2

Operating loss	$(7.4)	$(17.1)	$(8.3)		$(5.5)		$(38.3)

(1)	Includes asset impairment and implementation charges of $272.9. See Note 7 of the Notes to Consolidated Financial Statements for more details related to these charges.
(2)	Includes goodwill impairment charge of $61.1. See Note 6 of the Notes of Consolidated Financial Statements for more details related to this charge.

80  Convergys Corporation 2008 Annual Report

Item 9., 9A. and 9B.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements with accountants on any accounting or financial disclosure or auditing scope or procedure occurred during 2008.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with General Counsel, the Chief Accounting Officer and other key employees, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the year ended December 31, 2008 (Evaluation Date). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

Attestation Report on Internal Control Over Financial Reporting

Convergys’ management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that is designed to produce reliable Financial Statements in conformity with accounting principles generally accepted in the United States. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The scope of management’s assessment as of December 31, 2008 did not include an assessment of the internal control over financial reporting for Intervoice, which was acquired by the Company in a purchase business combination on September 3, 2008. Based on its assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered accounting firm, Ernst & Young LLP, has issued an attestation report on internal control over financial reporting, which appears on page 46.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Convergys Corporation 2008 Annual Report  81

Part III, Item 10. through 14.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors, Audit Committee financial experts, Financial Code of Ethics and Section 16 compliance is incorporated herein by reference to the section of the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 21, 2009.

Certain information concerning the executive officers of the Company is contained on pages 12-13 of this Form 10-K.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 21, 2009.

The remaining information called for by this Item relating to “securities authorized for issuance under equity compensation plans” is incorporated by reference to Note 11 of the Notes to Consolidated Financial Statements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Share Ownership of Directors and Officers section is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 21, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Relationships and related transactions section, and director independence is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 21, 2009.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 21, 2009.

82  Convergys Corporation 2008 Annual Report

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

Exhibit Number

3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3.1 to Form S-3 Registration Statement (File No. 333-43404) filed on August 10, 2000.)

3.2	Code of Regulations of the Company. (Incorporated by reference from Exhibit 3.2 from Form S-1/A Registration Statement (File No. 333-53619) filed on July 17, 1998.)

4.1	Rights Agreement dated November 30, 1998 between Convergys Corporation and Computershare Limited (formerly with The Fifth Third Bank). (Incorporated by reference from Exhibit 4.1 to Form 8-A Registration Statement (File No. 001-14379) filed on December 23, 1998.)

4.2	Amendment No. 1 to the Rights Agreement dated December 1, 2008 between Convergys Corporation and Computershare Limited. (Incorporated by reference from Exhibit 4.1 to Form 8-K filed on December 1, 2008.)

4.3	Amendment No. 2 to the Rights Agreement dated February, 2009 between Convergys Corporation and Computershare Limited. (Incorporated by reference from Exhibit 4.3 to Form 8-K filed on February 9, 2008.)

10.1	Employment Agreement dated August 21, 2007 between the Company and David F. Dougherty. (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on August 27, 2007.) *

10.2	Employment Agreement dated August 21, 2007 between the Company and Earl C. Shanks. (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on August 27, 2007.) *

10.3	Employment Agreement as amended dated December 30, 2008 between the Company and Karen R. Bowman.*

10.4	Employment Agreement between the Company and Jean-Hervè Jenn. (Incorporated by reference from Exhibit 10.5 to Form 10-K filed on February 28, 2008.) *

10.5	Change in Control Agreement with Jean-Hervè Jenn dated August 8, 2008. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on November 5, 2008.) *

10.6	Employment Agreement as amended dated December 30, 2008 between the Company and Clark D. Handy.*

10.7	Convergys Corporation Deferred Compensation and LTIP Award Deferral Plan for Non-Employee

Convergys Corporation 2008 Annual Report  83

Directors as amended and restated effective February 24, 2004. (Incorporated by reference from Exhibit 10.24 to Form 10-Q filed on August 9, 2004.) *

10.8	Convergys Corporation Deferred Compensation Plan for Non-Employee Directors dated August 26, 2008. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on November 5, 2008.) *

10.9	Convergys Corporation Long-Term Incentive Plan as amended and restated effective as of April 22, 2008. (Incorporated by reference from Exhibit 10.4 to Form 10-Q filed on May 2, 2008.) *

10.10	Convergys Corporation Supplemental Executive Retirement Plan amended effective February 20, 2007. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 7, 2007.) *

10.11	Convergys Corporation Supplemental Executive Retirement Plan as amended dated August 26, 2008. (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on November 5, 2008.) *

10.12	Convergys Corporation Executive Deferred Compensation Plan as amended October 29, 2001. (Incorporated by reference from Exhibit 10.9 to Form 10-K filed on February 28, 2008.) *

10.13	Convergys Corporation Executive Deferred Compensation Plan as amended effective February 24, 2004. (Incorporated by reference from Exhibit 10.25 to Form 10-Q filed on August 9, 2004.) *

10.14	Convergys Corporation Executive Deferred Compensation Plan as amended dated December 21, 2005. *

10.15	Convergys Corporation Executive Deferred Compensation Plan as amended dated October 21, 2008. *

10.16	Convergys Corporation Employee Stock Purchase Plan. (Incorporated by reference from Appendix IV of the Company’s Definitive Schedule 14A filed on March 12, 2004.) *

10.17	Convergys Corporation Retirement and Savings Plan as amended and restated dated January 28, 2008.*

10.18	Amendment to Convergys Corporation Retirement and Savings Plan dated March 31, 2008.*

10.19	Amendment to Convergys Corporation Retirement and Savings Plan dated December 23, 2008.*

10.20	Convergys Corporation Canadian Employee Share Plan. (Incorporated by reference from Exhibit 4.2 to Form S-8 Registration Statement (File No. 333-86137) filed on December 29, 1999.) *

10.21	Annual Executive Incentive Plan dated February 20, 2007. (Incorporated by reference from Appendix IV of the Company’s Definitive Schedule 14A filed on March 13, 2007.) *

10.22	Convergys Corporation Qualified and Non-Qualified Pension Plan as amended and restated dated January 28, 2008.*

10.23	Amended Convergys Corporation Qualified and Non-Qualified Pension Plan dated March 31, 2008.*

10.24	Amended Convergys Corporation Qualified and Non-Qualified Pension Plan dated December 17, 2008.*

10.25	Convergys Corporation Severance Pay Plan dated December 9, 2008.*

10.26	2006 Form of Time-Based Restricted Stock Unit Award Agreement for Employees. (Incorporated by reference from Exhibit 10.24 to Form 10-K filed March 6, 2006.) *

10.27	2006 Form of Performance-Based Restricted Stock Unit Award Agreement. (Incorporated by reference from Exhibit 10.25 to Form 10-K filed March 6, 2006.) *

10.28	2006 Form of Performance-Based Restricted Stock Unit Award Agreement for Senior Executives. (Incorporated by reference from Exhibit 10.26 to Form 10-K filed March 6, 2006.) *

10.29	2007 Form of Performance-Based Restricted Stock Unit Award Agreement. (Incorporated by reference

84  Convergys Corporation 2008 Annual Report

Part IV (continued), Item 15(b) and (c).

from Exhibit 10.26.1 to Form 10-K filed on February 28, 2007.) *

10.30	2007 Form of Performance Unit Award Agreement. (Incorporated by reference from Exhibit 10.27.1 to Form 10-K filed on February 28, 2007.) *

10.31	2007 Form of Time-Based Restricted Stock Unit Award Agreement for Directors.*

10.32	2008 Form of Time-Based Restricted Stock Unit Award for Directors. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on May 2, 2008.) *

10.33	2008 Form of Performance-Based Restricted Stock Unit Award. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on May 2, 2008.) *

10.34	2008 Form of Performance Unit Award. (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on May 2, 2008.) *

10.35	$400,000,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of October 20, 2006. (Incorporated by reference to Form 8-K filed October 20, 2006.)

10.36	Amendment to $400,000,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of August 11, 2008. (Incorporated by reference from Exhibit 10.4 to Form 10-Q filed on November 5, 2008.)

10.37	Participation Agreement between Convergys Corporation, Various Guarantors and Wachovia Development Corporation dated as of June 30, 2003. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 12, 2003.)

10.38	Amended and Restated Lease Agreement between Wachovia Development Corporation and Convergys Corporation as of June 30, 2003. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on August 12, 2003.)

10.39	Security Agreement between Wachovia Development Corporation and Wachovia Bank, National Association and accepted and agreed to by Convergys Corporation as of June 30, 2003. (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on August 12, 2003.)

10.40	Assignment and Recharacterization Agreement between Convergys Corporation, Wells Fargo Bank Northwest, National Association, and Bank of America, N.A. (Incorporated by reference from Exhibit 10.4 to Form 10-Q filed on August 12, 2003.)

10.41	Supplemental Indenture No. 1 for the $250,000,000 of 4.875% Senior Notes dated December 16, 2004. (Incorporated by reference from Item 8.01 to Form 8-K filed on December 22, 2004.)

10.42	Agreement, dated February 4, 2009, by and between Convergys Corporation and JANA Partners LLC. (Incorporated by reference from Item 10.1 to Form 8-K filed on February 5, 2009.)

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Rule 13(a) - 14(a) Certification by Chief Executive Officer.

31.2	Rule 13(a) - 14(a) Certification by Chief Financial Officer.

32	Section 1350 Certifications.

*	Management contract or compensatory plan or arrangement.

The Company will furnish, without charge, to a security holder upon request, a copy of the documents, or the portions thereof, which are incorporated by reference, and will furnish any other exhibit at cost.

Item 15(b) and (c). Exhibits and Financial Statement Schedule

The responses to these portions of Item 15 are submitted as a separate section of this report.

Convergys Corporation 2008 Annual Report  85

CONVERGYS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Millions of Dollars)

COL. A	COL. B	COL. C				COL. D		COL. E
		Additions
		(1)		(2)
Description	Balance at Beginning of Period	Charged to Expense		Charged to Other Accounts		Deductions		Balance at End of Period

Year 2008

Allowance for Doubtful Accounts	$7.6	$9.9		$—		$6.7	[a]	$10.8

Deferred Tax Asset Valuation Allow.	$56.0	$14.9	[b]	$29.2	[c]	$6.9	[d]	$93.2

Restructuring Reserve	$5.7	$34.4		—		$17.0		$23.1

Year 2007

Allowance for Doubtful Accounts	$12.0	$12.3		—		$16.7	[a]	$7.6

Deferred Tax Asset Valuation Allow.	$73.6	$5.4	[b]	$(18.0	) [e]	$5.0	[f]	$56.0

Restructuring Reserve	$23.5	$3.4		—		$21.2		$5.7

Year 2006

Allowance for Doubtful Accounts	$10.0	$8.4		—		$6.4	[a]	$12.0

Deferred Tax Asset Valuation Allow.	$78.0	$3.6	[b]	$(8.0	) [g]	—		$73.6

Restructuring Reserve	$28.1	$24.6		—		$29.2		$23.5

[a]	Primarily includes amounts written off as uncollectible.
[b]	Amounts relate to valuation allowances recorded for state and foreign operating loss carryforwards.
[c]	Primarily includes adjustments for: acquisition related net operating losses and credits of ($44.7) and valuation allowance release to additional paid in capital of $15.2.
[d]	Primarily includes the release of foreign valuation allowances related to the utilization of foreign net operating losses in the current year
[e]	Includes adjustments to fully valued deferred tax assets and foreign currency translation adjustments on foreign deferred tax assets.
[f]	Primarily includes the release of foreign valuation allowances related to the utilization of foreign net operating losses in the current year.
[g]	$3.4 includes the impact of foreign currency translation adjustments related to foreign deferred taxes offset by ($11.4) which primarily includes the release of foreign valuation allowances related to the utilization of foreign net operating losses in the current year.

86  Convergys Corporation 2008 Annual Report

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERGYS CORPORATION

February 27, 2009	By	/s/ Earl C. Shanks
Earl C. Shanks Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ DAVID F. DOUGHERTY David F. Dougherty	Principal Executive Officer; Chief Executive Officer and Director	February 27, 2009

/s/ EARL C. SHANKS	Principal Financial Officer; Chief Financial Officer	February 27, 2009

Earl C. Shanks

/s/ TIMOTHY M. WESOLOWSKI Timothy M. Wesolowski	Principal Accounting Officer; Senior Vice President, Controller and Treasurer	February 27, 2009

ZOË BAIRD* Zoë Baird	Director

JOHN F. BARRETT* John F. Barrett	Director

WILLARD W. BRITTAIN JR.* Willard W. Brittain Jr.	Director

DAVID B. DILLON* David B. Dillon	Director

JEFFREY H. FOX* Jeffrey H. Fox	Director

JOSEPH E. GIBBS* Joseph E. Gibbs	Director

THOMAS L. MONAHAN III* Thomas L. Monahan III	Director

RONALD L. NELSON* Ronald L. Nelson	Director

PHILIP A. ODEEN* Philip A. Odeen	Director

BARRY ROSENSTEIN* Barry Rosenstein	Director

RICHARD F. WALLMAN*	Director

Richard F. Wallman

DAVID R. WHITWAM* David R. Whitwam	Director

*By: /s/ Earl C. Shanks		February 27, 2009
Earl C. Shanks as attorney-in-fact

Convergys Corporation 2008 Annual Report  87