Form 10-Q
period 2009-03-31
CONVERGYS CORP
filed 2009-05-05
CIK 1062047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-14379

CONVERGYS CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	31-1598292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 East Fourth Street, Cincinnati, OH	45202
(Address of principal executive offices)	(Zip Code)

(513) 723-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009
Common Stock without par value	122,675,559 shares, excluding amounts held in Treasury of 60,535,286

CONVERGYS CORPORATION

Form 10-Q

For the Period Ended

March 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2009	2008
Revenues	$694.7	$716.4

Costs and Expenses:
Cost of providing services and products sold	443.0	472.0
Selling, general and administrative	160.2	150.2
Research and development costs	19.2	10.6
Depreciation	30.3	28.7
Amortization	3.2	1.9
Restructuring charges	—	14.1

Total costs and expenses	655.9	677.5

Operating Income	38.8	38.9
Equity in Earnings of Cellular Partnerships	10.7	6.8
Other Expense, net	(5.4)	(1.1)
Interest Expense	(6.8)	(3.8)

Income Before Income Taxes	37.3	40.8
Income Tax Expense	9.3	4.9

Net Income	$28.0	$35.9

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	$3.6	$(3.8)
Change related to pension liability	—	2.2
Unrealized loss on hedging activities	(7.5)	(23.7)

Total Comprehensive Income	$24.1	$10.6

Earnings Per Common Share:
Basic	$0.23	$0.28

Diluted	$0.23	$0.28

Weighted Average Common Shares Outstanding:
Basic	122.4	126.9
Diluted	124.0	129.2

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In Millions)	(Unaudited) March 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$277.6	$240.0
Receivables, net of allowances of $13.5 and $10.8	506.3	523.8
Deferred income tax benefits	92.2	85.8
Prepaid expenses	39.5	36.0
Other current assets	100.4	92.4

Total current assets	1,016.0	978.0
Property and equipment, net	411.5	420.9
Goodwill, net	1,037.2	1,034.9
Other intangibles, net	65.6	68.8
Investment in Cellular Partnerships	52.2	51.4
Deferred charges	287.2	243.8
Other assets	41.7	43.6

Total Assets	$2,911.4	$2,841.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt maturing within one year	$257.4	$259.5
Payables, deferred revenue and other current liabilities	545.0	538.7

Total current liabilities	802.4	798.2
Long-term debt	406.3	406.4
Deferred income tax liability	59.8	39.5
Accrued pension liability	140.5	138.2
Deferred revenue	154.4	134.9
Other long-term liabilities	173.6	174.1

Total liabilities	1,737.0	1,691.3

Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized; none outstanding	—	—
Common shares – without par value, 500.0 authorized;
183.2 and 182.8 issued, 122.7 and 122.1 outstanding, as of March 31, 2009 and December 31, 2008, respectively.	1,033.4	1,034.2
Treasury stock – 60.5 shares in 2009 and 60.7 in 2008	(1,047.5)	(1,050.0)
Retained earnings	1,328.7	1,302.3
Accumulated other comprehensive loss	(140.2)	(136.4)

Total shareholders’ equity	1,174.4	1,150.1

Total Liabilities and Shareholders’ Equity	$2,911.4	$2,841.4

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Amounts in Millions)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28.0	$35.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.5	30.6
Deferred income tax expense	4.7	18.3
Equity in earnings of Cellular Partnerships	(10.7)	(6.8)
Stock compensation expense	4.0	4.2
Changes in assets and liabilities:
Change in receivables	22.5	(12.3)
Change in other current assets	(12.7)	1.0
Change in deferred charges, net	(43.4)	(37.8)
Change in other assets and liabilities	21.2	18.6
Change in payables and other current liabilities	9.0	(26.6)
Other, net	(0.3)	0.4

Net cash provided by operating activities	55.8	25.5

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(22.8)	(27.3)
Proceeds from disposal of property and equipment	—	8.4
Return of capital from Cellular Partnerships	10.0	8.4
Other	(3.1)	(0.5)

Net cash used in investing activities	(15.9)	(11.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of commercial paper and other debt, net	(2.3)	(0.4)
Purchase of treasury shares	—	(55.0)
Other	—	0.6

Net cash used in financing activities	(2.3)	(54.8)

Net increase (decrease) in cash and cash equivalents	37.6	(40.3)
Cash and cash equivalents at beginning of period	240.0	120.3

Cash and cash equivalents at end of period	$277.6	$80.0

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(1)	BACKGROUND AND BASIS OF PRESENTATION

Convergys Corporation (the Company or Convergys) is a global leader in relationship management. The Company provides solutions that drive more value from the relationships its clients have with their customers and employees. Convergys turns these everyday interactions into a source of profit and strategic advantage for the Company’s clients. For over 25 years, the Company’s unique combination of domain expertise, operational excellence and innovative technologies has delivered process improvement and actionable business insight to clients to enhance their relationship with customers and employees that now span more than 70 countries and 35 languages.

The Company reports three segments: (i) Customer Management, which provides agent-assisted services, automated self-service, and technology solutions, (ii) Information Management, which provides business support system and operational support system (BSS/OSS) solutions; and (iii) Human Resources (HR) Management, which provides global human resource business process outsourcing (HR BPO) solutions.

These Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in Financial Statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. Interim Consolidated Financial Statements are not necessarily indicative of the financial position or operating results for an entire year. These interim Consolidated Financial Statements should be read in conjunction with the audited Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.

The Company files annual, quarterly, current reports and proxy statements with the SEC. These filings are available to the public over the Internet on the SEC’s web site at http://www.sec.gov and on the Company’s web site at http://www.convergys.com. You may also read and copy any document we file with the SEC at its public reference facilities in Washington, D.C. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. You can also inspect reports, proxy statements and other information about Convergys at the offices of the NYSE Euronext, 11 Wall Street, New York, New York 10005.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS No. 141R) which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its Financial Statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill and any noncontrolling interest in the acquiree. The Statement also provides for disclosures to enable users of the Financial Statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for Financial Statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to business combinations completed on or after that date. Adoption of SFAS No. 141R will have an impact on the Company’s Consolidated Financial Statements, but the nature and magnitude of the specific effects will depend upon the terms and size of the acquisitions consummated after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (SFAS No. 160) an Amendment to ARB No. 51. SFAS No. 160 applies to all entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not have any noncontrolling interests in any of its subsidiaries and therefore, the adoption of SFAS No. 160 as of January 1, 2009, did not have any impact on the Company’s financial position, results of operations or liquidity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). The new Standard is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS No. 161 is effective for Financial Statements issued for fiscal years and interim periods beginning after November 15, 2008. See Note 15 of the Notes to Consolidated Financial Statements for disclosures related to the adoption of this Standard.

In June 2008, the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (EITF 03-6-1). This Standard requires the use of the two-class method of computing earnings per share for companies with participating securities. This Standard considers unvested share-based payment awards that contain rights to receive nonforfeitable dividends during the vesting period to be participating securities. The Company’s outstanding Share-Based Payment awards do not allow the participant rights to receive dividends until the award fully vests. The adoption of EITF 03-6-1 beginning January 1, 2009 had no impact on the Company’s earnings per share calculation as of March 31, 2009.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132 (R)-1). FSP FAS 132 (R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132 (R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the effect FSP FAS 132(R)-1 will have on its disclosures.

(3)	STOCK-BASED COMPENSATION PLANS

The Company’s operating results for the three months ended March 31, 2009 and 2008 included long-term incentive plan expense of $4.5 and $4.5, respectively. Long-term incentive plan expense includes: (a) incentive plan expense that is paid in cash based on relative shareholder return and (b) stock compensation expense. Stock compensation expense for the three months ended March 31, 2009 and 2008 was $4.0 and $4.2, respectively.

Stock Options

A summary of stock option activity for the three months ended March 31, 2009 is presented below:

Shares in Millions Except Per Share Amounts	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Fair Value at Date of Grant (per share)
Outstanding and exercisable at Jan. 1, 2009	9.3	$30.69
Exercised	—	—
Forfeited/cancelled	(0.1)	20.80

Outstanding and exercisable at March 31, 2009	9.2	$30.80	1.8	$12.74

Restricted Stock Awards

During the first three months of 2009, the Company granted 2.7 million shares of restricted stock units at a weighted average fair value of $7.60. Included in the above were approximately 1.8 million shares of performance-related restricted stock units granted at the fair value of $7.38 per share that vest upon the Company’s satisfaction of certain financial performance conditions (relative shareholder return versus the S&P 500 return) as of December 31, 2011. During the three months ended March 31, 2008, the Company granted 1.5 million shares of restricted stock units at a weighted-average fair value of $12.73. Included in the above were approximately 1.1 million shares of performance-related restricted stock units granted at the fair value of $12.05 per share that vest upon the Company’s satisfaction of certain financial conditions (relative shareholder return versus the S&P 500 return) as of December 31, 2010.

The Company used a Monte Carlo simulation model to estimate the fair value for performance-based restricted stock units issued during 2009 and 2008. The assumptions used in this model for the awards are noted in the table below. Expected volatilities for the 2009 performance awards are based on historical volatility and daily returns for the three-year period ended January 1, 2009 of the Company’s stock and S&P 500 companies. The total stock return for the Company over the performance period is based on comparing Convergys’ average closing price from the fourth quarter of 2008 with the average expected closing price for the fourth quarter of 2011. For the 2009 performance awards, the total stock return of the S&P 500 companies is computed by comparing the average closing price of the S&P 500 companies from the fourth quarter of 2008 with the average closing price for the fourth quarter 2011. The risk-free interest rate for the expected term of the award granted is based on the U.S. Treasury yield curve in effect at the time of grant.

	March 31, 2009	March 31, 2008
Expected volatility	52.8%	30.1%
Expected term (in years)	3.0	3.0
Risk-free interest rate	1.2%	2.1%

The total compensation cost related to non-vested restricted stock and restricted stock units not yet recognized as of March 31, 2009 was approximately $35.3, which is expected to be recognized over a weighted average of 1.7 years. Changes to non-vested restricted stock and restricted stock units for the three months ended March 31, 2009 were as follows:

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2008	3.6	$16.82
Granted	2.7	7.60
Vested	(0.6)	(18.45)
Forfeited	(0.5)	(15.96)

Non-vested at March 31, 2009	5.2	$11.95

(4)	BUSINESS RESTRUCTURING CHARGES

2008 Restructuring

As discussed more fully in the “Restructuring” section of the notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company initiated restructuring plans both in the first and fourth quarter of 2008.

Restructuring liability activity for the 2008 plans consisted of the following:

	2009	2008
Balance at January 1	$22.1	$—
Severance charge	—	14.1
Severance payments	(6.9)	—

Balance at March 31	$15.2	$14.1

These severance actions are expected to be completed during 2009.

(5)	FAIR VALUE DISCLOSURES

The following table summarizes the Company’s assets and liabilities measured and reported in the Financial Statements at fair value on a recurring basis as of March 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy defined by SFAS No. 157, “Fair Value Measurements,” (SFAS No.157) are as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	March 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$1.2	—	$1.2	—
Derivative liabilities	$115.4	—	$115.4	—

Effective January 1, 2009, the Company adopted SFAS No.157, for all nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of SFAS No.157 for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis did not impact the Company’s financial position or results of operations for the three months ended March 31, 2009.

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS

As discussed more fully in the “Goodwill and Other Intangible Assets” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company is required to test goodwill for impairment annually and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable.

Goodwill increased to $1,037.2 at March 31, 2009 from $1,034.9 at December 31, 2008, reflecting earn-out payments of $3.1 related to the Ceon Corporation acquisition completed during the fourth quarter of 2008. The Company is obligated to make additional earn-out payments of up to $18.4 if certain performance targets are met through December 31, 2009. Since these contingent payments are based on achievement of performance targets, actual payments could be substantially lower.

Intangible assets (including software and customer relationships) decreased to $109.2 at March 31, 2009 from $114.7 at December 31, 2008. As of March 31, 2009, the Company’s total intangible assets acquired primarily through business combinations consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$92.2	$(48.6)	$43.6
Trademarks	12.0	(3.4)	8.6
Customer relationships and other intangibles	175.7	(118.7)	57.0

Total	$279.9	$(170.7)	$109.2

The intangible assets are being amortized using the following amortizable lives: two to eight years for software, four years for trademarks and five to twelve years for customer relationships and other. The remaining weighted average depreciation period for software is 6.1 years. The remaining weighted average amortization period for trademarks, customer relationships and other intangibles is 7.1 years.

Customer relationships, trademarks and other intangibles amortization expense was $3.2 and $1.9 for the three months ended March 31, 2009 and 2008, respectively, and is estimated to be approximately $12.3 for the year ended December 31, 2009. The related estimated expense for the five subsequent fiscal years is as follows:

For the year ended 12/31/10	$11
For the year ended 12/31/11	$11
For the year ended 12/31/12	$10
For the year ended 12/31/13	$8
For the year ended 12/31/14	$7
Thereafter	$6

(7)	ACCOUNTING FOR UNCERTAINITY IN INCOME TAXES

As discussed more fully in the “Income Taxes” section of the notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company follows the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48).

The liability for unrecognized tax benefits was $62.7 and $62.0 at March 31, 2009 and December 31, 2008, respectively, and is recorded within other long-term liabilities in the accompanying Consolidated Financial Statements. The total amount of unrecognized tax benefits that would affect income tax expense, if ever recognized in the Financial Statements is $56.5. This amount includes net interest and penalties of $14.7. The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease between $10.0 and $15.0 in the next twelve months based upon the resolution of audits; however, actual developments in this area could differ from those currently expected.

(8)	DEFERRED CHARGES AND DEFERRED REVENUE

During the three months ended March 31, 2009 Company capitalized $54.7 of client acquisition and implementation costs which excludes expensing of HR Management related implementations costs of $8.6 as discussed below. The Company capitalized $62.2 of client acquisition and implementation costs during the three months ended March 31, 2008. The related amortization charge for these periods was $11.3 and $21.9, respectively. During the three months ended March 31, 2009 and 2008, the Company deferred implementation revenue of $37.7 and $41.7, respectively. The related amortization for these periods was $10.2 and $24.4, respectively.

The Company often performs, in connection with its outsourcing arrangements, certain set-up activities or implementations, including the installation and customization of the Company’s proprietary software in its centers. In connection with these arrangements, the Company capitalizes all direct and incremental multiple-element costs (by analogy to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”) to the extent recovery of these costs is probable. Deferred amounts are periodically evaluated for impairment or when circumstances indicate a possible inability to recover their carrying amounts. The Company evaluates the probability of recovery by considering profits to be earned during the term of the related contract, the creditworthiness of the client and, if applicable, termination for convenience fees payable by the client in the event that the client terminates the contract early. During the first quarter of 2009, the costs of implementing one large HR Management outsourcing client contract exceeded the amount recoverable under the contract at March 31, 2009, even though the contract is expected to be profitable over its term. This resulted in the Company expensing $8.6 of implementation costs that otherwise would have been capitalized. When implementation costs are deemed not recoverable in accordance with the Company’s accounting policy, such excess costs are expensed even if the contract is profitable over its term. See also “Deferred Charges” section in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for more detailed discussions on deferred charges and the Company’s policy on assessing recoverability of deferred charges. The $8.6 charge is classified within the costs of providing services and products sold caption in the accompanying Consolidated Statements of Operations.

(9)	PAYABLES AND OTHER CURRENT LIABILITIES

	At Mar. 31, 2009	At Dec. 31, 2008
Accounts payable	$55.4	$68.5
Accrued income and other taxes	17.0	26.8
Accrued payroll-related expenses	111.1	126.1
Derivative liabilities	54.8	43.5
Accrued expenses, other	166.9	158.0
Deferred revenue and government grants	123.9	92.7
Restructuring and exit costs	15.9	23.1

	$545.0	$538.7

(10)	EMPLOYEE BENEFIT PLANS

The Company sponsors a defined benefit pension plan, which includes both a qualified and non-qualified portion, for eligible employees (the Cash Balance Plan). The Company also sponsors a non-qualified, unfunded executive deferred compensation plan and a supplemental, non-qualified, unfunded plan for certain senior executive officers.

During the first quarter of 2008, the Company amended the Cash Balance Plan to stop future benefit accruals and to close participation to additional employees effective March 31, 2008. After March 31, 2008, existing participants will only be credited with interest to their cash balance account and will not earn future accruals or credits to their cash balance account with respect to compensation earned after March 31, 2008. This plan amendment resulted in recognizing a curtailment loss of $4.0 during the first quarter of 2008.

Benefits for the executive deferred compensation plan are based on each individual participant’s deferral, along with matching contributions and investment earnings on the participant’s account. Benefits for the supplemental plan are based on age, years of service and eligible pay. Funding of the qualified portion of the Cash Balance Plan has been achieved through contributions made to a trust fund. The contributions have been determined using the aggregate cost method. The Company’s measurement date for all plans is December 31. The projected unit credit cost method is used for determining the unfunded executive pension cost for financial reporting purposes. The plan assumptions are evaluated annually and are updated as necessary.

Components of pension cost for the cash balance plan are as follows:

	Three Months Ended March 31,
	2009	2008
Service cost	$—	$4.5
Interest cost on projected benefit obligation	3.1	3.2
Expected return on plan assets	(2.6)	(3.8)
Curtailment loss	—	4.0
Amortization and deferrals - net	1.7	0.7

Pension cost	$2.2	$8.6

Components of pension cost for the unfunded executive pension plans are as follows:

	Three Months Ended March 31,
	2009	2008
Service cost	$0.5	$0.6
Interest cost on projected benefit obligation	0.5	0.9
Settlement loss	—	3.1
Amortization and deferrals—net	(0.2)	0.2

Pension cost	$0.8	$4.8

The Company contributed $1.1 to fund its cash balance plan during April of 2009 and expects to contribute $6.6 during the remainder of 2009. Due to current funded status of the cash balance plan and mandatory legislative requirements under the federal Pension Protection Act of 2006, beginning April 28, 2009, lump sum payment option from the cash balance plan will be partially restricted.

(11)	SHAREHOLDERS’ EQUITY

There were no shares repurchased during the first quarter of 2009 and from April 1, 2009 through the date of filing this report. During the three months ended March 31, 2008, the Company repurchased 4.2 million shares of Convergys stock for a total cost of $61.8. At March 31, 2009, the Company has the authority to purchase an additional 7.1 million common shares pursuant to the available share repurchase authorizations.

(12)	COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases certain equipment and facilities used in its operations under operating leases. This includes its office complex in Orlando, Florida, which is leased from Wachovia Development Corporation (Lessor), a wholly owned subsidiary of Wells Fargo & Company, under an agreement that expires in June 2010. Upon termination or expiration of the lease, the Company must either purchase the property from the Lessor for $65.0 or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than the $65.0, the amount paid by the Lessor for the purchase of the complex from an unrelated third party, the Company has agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, the Company is entitled to collect the excess. At the inception of the lease, the Company recognized a liability of approximately $5 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. The Company recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which is being amortized to rental expense over the lease term. The liability will remain on the Balance Sheet until the end of the lease term. Under the terms of the lease, the Company will also provide certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. The Company does not expect such amounts, if any, to be material. The Company has concluded that it is not required to consolidate the Lessor pursuant to Financial Accounting Standards Board Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51.

At March 31, 2009, the Company had outstanding letters of credit of $47.2 and other bond obligations of $40.2 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material.

The Company also has purchase commitments with telecommunications providers of approximately $22 for the remainder of 2009 and $24 for 2010.

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

Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of Intervoice, Inc. (Intervoice) during the period from October 12, 1999 through June 6, 2000 (the Class Period). Plaintiffs have filed claims, which were consolidated into one proceeding, under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 against Intervoice as well as certain named former officers and directors of Intervoice on behalf of the alleged class members. In the complaint, Plaintiffs claim that Intervoice and the named former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of Intervoice, the results of the merger with Brite and the alleged future business projections of Intervoice. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.

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

Since 2002, the Company has been cooperating with the U.S. Department of Labor’s wage and hour division (DOL) on a number of matters to investigate and resolve allegations of the Company’s incorrect measurement of hourly call center employees’ work time. On January 15, 2009, the DOL requested that the Company conduct a self-audit to investigate and assess the Company’s practices. The Company maintains that it fully complies with the DOL timekeeping requirements, but has agreed to further audit its timekeeping practices. Subsequent to the audit, the Company expects to meet with the DOL to negotiate a mutually-satisfactory resolution of the matter. A resolution could involve, among other things, the payment of an amount of back wages to the Company’s U.S. agents. While the Company is confident it can negotiate a resolution with the DOL, if it cannot, the DOL may take action against the Company. We believe that the outcome of this matter with the DOL will not individually or in the aggregate have a future material adverse effect on the Company’s operating income or financial condition in the future.

(13)	BUSINESS SEGMENT INFORMATION

As discussed in Note 1, the Company has three segments, which are identified by service offerings. Customer Management provides agent-assisted services, automated self-service and technology solutions. Information Management provides business support system/operational support system. HR Management provides global human resource business process outsourcing solutions. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Three Months Ended March 31,
	2009	2008
Revenues:
Customer Management	$516.9	$476.0
Information Management	107.6	163.2
HR Management	70.2	77.2

	$694.7	$716.4

Depreciation:
Customer Management	$16.8	$14.3
Information Management	5.9	7.5
HR Management	2.5	2.0
Corporate	5.1	4.9

	$30.3	$28.7

Amortization:
Customer Management	$1.9	$0.5
Information Management	1.0	0.8
HR Management	0.3	0.6

	$3.2	$1.9

Restructuring Charges:
Customer Management	$—	$5.4
Information Management	—	6.9
HR Management	—	1.8

	$—	$14.1

Operating Income (Loss):
Customer Management	$40.3	$21.9
Information Management	12.5	29.5
HR Management	(9.5)	(4.9)
Corporate	(4.5)	(7.6)

	$38.8	$38.9

Capital Expenditures: (1)
Customer Management	$13.4	$9.7
Information Management	3.0	4.4
HR Management	2.0	2.7
Corporate (2)	4.4	10.5

	$22.8	$27.3

(1)	Excluding proceeds from the disposal of property and equipment.

(2)	Includes shared services-related capital expenditures.

	At Mar. 31, 2009	At Dec. 31, 2008
Goodwill:
Customer Management	$776.1	$776.4
Information Management	192.2	189.4
HR Management	68.9	69.1

	$1,037.2	$1,034.9

(14)	EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Three Months Ended March 31, 2009	Net Income	Shares	Per Share Amount
Basic EPS	$28.0	122.4	$0.23
Effect of dilutive securities:
Stock-based compensation arrangements		1.6	—

Diluted EPS	$28.0	124.0	$0.23

Three Months Ended March 31, 2008
Basic EPS	$35.9	126.9	$0.28
Effect of dilutive securities:
Stock-based compensation arrangements	—	2.3	—

Diluted EPS	$35.9	129.2	$0.28

The diluted EPS calculation for the three months ended March 31, 2009 and 2008 excludes the effect of 8.1 million and 8.7 million outstanding stock options, respectively, because they are anti-dilutive.

(15)	DERIVATIVE INSTRUMENTS

The Company is exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. The Company’s risk management strategy includes the use of derivative instruments to reduce the effects on our operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates.

The Company serves many of its U.S.-based clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Canadian dollars (CAD), Philippine pesos (PHP) or Indian rupees (INR), which represents a foreign exchange exposure. The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward exchange contracts and option with several financial institutions. These instruments mature within the next 48 months and had a notional value of $774.9 at March 31, 2009 and $866.7 at December 31, 2008. The derivative instruments discussed above are designated and effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	March 31, 2009	December 31, 2008
Forward exchange contracts and options designated as hedging instruments under SFAS No. 133
Included within other current assets	$0.6	$1.8
Included within other current liabilities	52.1	40.8
Included within other long-term liabilities	60.6	60.6

The Company recorded a deferred tax benefit of $39.9 related to these derivatives at March 31, 2009, compared to $35.8 at December 31, 2008. A total of $74.1 and $66.6 of deferred losses, net of tax, related to these cash flow hedges at March 31, 2009 and December 31, 2008, respectively, were accumulated in Other Comprehensive Income (OCI). As of March 31, 2009, deferred losses of $44.6 ($29.0 net of tax), on derivative instruments included in accumulated OCI are expected to be reclassified into earnings during the next 12 months. The following table provides the effect of these derivative instruments on the Company’s Consolidated Financial Statements for the quarter ended March 31, 2009:

Derivatives in Statement 133 Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign exchange			- Cost of providing services and products sold
contracts	$(23.6)	$(12.1)	- Selling, general and administrative

The gain recognized in the OCI related to the ineffective portion of the derivative instruments was not material at
March 31, 2009.

The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. During the three months ended March 31, 2009, a gain of $4.2 was recognized related to changes in fair value of these derivative instruments not designated as hedges, compared to a loss of $8.2 for the same period in 2008. The $4.2 gain partially offset the currency losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income, net in the accompanying Consolidated Statements of Operations. The fair value of these derivative instruments not designated as hedges at March 31, 2009, was a net payable of $2.2.

A few of the Company’s counter party agreements related to derivative instruments contain provisions that require that the Company maintain collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments in liability position on March 31, 2009 is $112.7 for which the Company has posted collateral of $26.3. Further downgrades in our credit ratings and/or change in the foreign currency markets could trigger additional collateral to counterparties.

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

We report three segments: (i) Customer Management, which provides agent-assisted services, automated self-service, and technology solutions, (ii) Information Management, which provides business support system and operational support system (BSS/OSS) solutions; and (iii) Human Resource (HR) Management, which provides global human resource business process outsourcing (HR BPO) solutions.

These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.

Customer Management

Our Customer Management segment partners with clients to deliver solutions that enhance the value of their customer relationships, turning the customer experience into a strategic differentiator. As an end-to-end single-source provider of self-service, agent-assisted and proactive care, we combine consulting, innovative technology and agent-assisted services to optimize the customer experience and strengthen customer relationships. Whether contact center operations are on-premises, fully outsourced or blended, we customize our solutions to meet our clients’ needs.

On September 3, 2008, we acquired 100 percent of the outstanding common shares of Intervoice, Inc. (Intervoice), a developer of automated voice response systems, for cash consideration of $338.8. Intervoice is a market leader in the delivery of personalized, multi channel automated information solutions that connect people with information, empowering them to control the way they interact with a business. We expect the integration of Intervoice’s speech automation and mobile applications with the Company’s agent-assisted services will enable us to build upon our leadership position in relationship management solutions. Our solutions result in improved operational efficiencies, new revenue streams and, most importantly, enhanced differentiation in the large and growing automated services market. The operating results of Intervoice have been included within the Customer Management segment as of the date of the acquisition.

Agent-related revenues, which account for more than 85% of Customer Management revenues for the first three months of 2009, are typically recognized as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. In a limited number of engagements where the client pays a fixed fee, we recognize revenues based on the specific facts and circumstances of the engagement, using the proportional performance method or upon final completion of the engagement. Customer Management remaining revenues are derived from sale of premise-based and hosted automated self-care and technology solutions. License, professional and consulting and maintenance & software support services revenues recognized from sale of these advanced speech recognition solutions are recognized pursuant to SOP 97-2, “Software Revenue Recognition.”

During the first three months of 2009, Customer Management revenues increased 9% to $516.9 compared to the prior year. Intervoice revenues were $42.7 in the first quarter 2009. Customer Management operating income and operating margin were $40.3 and 7.8%, respectively, compared with $21.9 and 4.6% in the prior year. Year-over-year margin improvement was largely driven by effective contact center workforce management, increased pricing and disciplined cost management. Current year results include approximately $5 of additional expense due to the weakened US dollar and prior year results included $5.4 of restructuring charges to streamline operations and reduce headcount.

Information Management

Our Information Management segment serves clients principally by providing and managing complex business support system and operational support system (BSS/OSS) services.

License and related support and maintenance fees, which accounted for 32% of Information Management revenues for the first three months of 2009, are earned under perpetual and term license arrangements. The Company invoices its clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. Fees for support and maintenance normally are charged in advance either on an annual, quarterly or monthly basis. Professional and consulting services for installation, implementation, customization, migration, training and managed services accounted for 34% of Information Management revenues for the three months ended March 31, 2009. The professional and consulting fees are either invoiced monthly to the Company’s clients based on time and material costs incurred at contractually agreed upon rates or, in some instances, for a fixed fee. Information Management remaining revenues consist of monthly fees for processing client transactions in Information Management data centers and, in some cases, the clients’ data centers, using Information Management’s proprietary software. These data processing revenues are recognized based on the number of invoices, subscribers or events that are processed by Information Management using contractual rates. During the first three months of 2009, Information Management revenue was $107.6, a 34% decline compared to the same period last year largely due to the negative impact of North American client migrations as well as international project completions. Information Management’s operating income and operating margin for the first three months of 2009 were $12.5 and 11.6%, respectively, compared with $29.5 and 18.1%, respectively, in the prior year. Results for the first quarter of 2008 also included $6.9 restructuring charges to streamline operations and reduce headcount. The decline in operating income during the first three months of 2009 was primarily due to decline in revenues of approximately $56.

Information Management continues to face competition as well as consolidation within the communications industry. In January 2008, AT&T, our largest client, informed us that it intended to migrate its subscribers from the legacy wireless billing system that we currently support through a managed services agreement onto AT&T’s other wireless billing system over the next two years. While the migration is subject to change, we anticipate that this will result in a loss of revenue of approximately $35 and $60 in 2009 and 2010, respectively, compared to our 2008 Information Management revenues. The impact of this migration on our first three months of 2009 revenues was approximately $3 compared to the first three months of 2008 Information Management revenues.

In September 2005, Sprint PCS, a large data processing outsourcing client, completed its acquisition of Nextel Communications. In 2006, Sprint Nextel informed us that it intended to consolidate its billing systems onto a competitor’s system. The migration began in 2006 and was substantially completed by June 30, 2008. Revenues from Sprint Nextel were down 79%, or approximately $20, for the first three months of 2009 compared to the corresponding period last year. We expect revenue from Sprint Nextel to be down by approximately $50 for 2009, compared to 2008. This revenue decline is incorporated in our 2009 guidance discussed in the “Business Outlook” section, and we do not expect these migrations to have a material impact on our liquidity and capital resources.

We do not have any update on the potential spin-off of the Information Management business from Convergys due to the reduced technology spending in 2009 by the communications industry and continued uncertainty in capital markets. We will however continue to evaluate this option.

HR Management

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

During the first three months of 2009, HR Management revenues decreased 9% to $70.2 compared to the prior year. Revenue growth in the 2009 first quarter from live operations of two large contracts was offset by a contract termination payment recorded in the prior year as well as elimination of pass-through revenues with a large HR Management outsourcing client during the second quarter of 2008. HR Management operating loss for the three months ended March 31, 2009 was $9.5 compared to a loss of $4.9 in the prior year. We are currently implementing two large HR Management outsourcing contracts. During the first quarter of 2009, the costs of implementing one large HR Management outsourcing client contract exceeded the amount recoverable at March 31, 2009. As described more fully under the “HR Management” section this resulted in expensing, rather than capitalizing, $8.6 of implementation costs during the first quarter of 2009.

The two large HR Management outsourcing contracts that we are currently implementing for regions outside North America are complex as they involve providing multiple services such as payroll, recruiting, benefits administration, learning, compensation, talent management and human resources administration across many countries. Due to the complexity of the implementations and changes in customer requirements, we are experiencing implementation cost overruns and delays in completing these implementations. We are taking actions intended to limit risks and reduce costs of the future phases of these two remaining implementations. If we cannot resolve these issues satisfactorily, we will likely be required to expense additional costs to the income statement in 2009 and potentially beyond 2009. Our cash flow will also be negatively impacted. Additionally, cost overruns could adversely affect the profitability of the contracts over their terms or cause them not to be profitable. While there is a range of outcomes to these actions, not all potential outcomes are included within our guidance. We expect the likely outcomes to be within our 2009 guidance of earnings per share of $0.90 and $1.10 and the expected free cash flow of $200.

As of March 31, 2009, we had deferred implementation costs of $229.3 and deferred implementation revenue of $149.2 related to these two large contracts. Deferred amounts are periodically evaluated for impairment or when circumstances indicate a possible inability to recover their carrying amounts. In the event these costs are not deemed recoverable, the Company follows the guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to determine if an impairment exists. The Company evaluates the probability of recovery by considering profits to be earned during the term of the related contract, the creditworthiness of the client and, if applicable, termination for convenience fee payable by the client in the event that the client terminates the contract early. As of March 31, 2009, we expect these two large HR Management outsourcing contracts to be profitable over the remaining contract term. We will continue to evaluate the contract profitability on a quarterly basis.

We have begun a series of actions intended to reduce our implementation risk and improve the future earnings in HR Management. Actions we are taking include negotiations with clients regarding contractual terms, not signing any new HR Management outsourcing business with significant implementation risk, as well as streamlining existing operations, continuing to use additional automation, standardization and leveraging of off-shore labor.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and segment data. Detailed comparisons of revenue and expenses are presented in the discussions of the operating segments, which follow the consolidated results discussion. Results for interim periods may not be indicative of the results for the full years.

CONSOLIDATED RESULTS

	Three Months Ended March 31,
	2009	2008	Change	%
Revenues	$694.7	$716.4	$(21.7)	(3)
Cost of providing services and products sold	443.0	472.0	(29.0)	(6)
Selling, general and administrative	160.2	150.2	10.0	7
Research and development costs	19.2	10.6	8.6	81
Depreciation	30.3	28.7	1.6	6
Amortization	3.2	1.9	1.3	68
Restructuring charges	—	14.1	(14.1)	(100)

Total costs and expenses	655.9	677.5	(21.6)	(3)

Operating Income	38.8	38.9	(0.1)	—
Equity in Earnings of Cellular Partnerships	10.7	6.8	3.9	57
Other Expense, net	(5.4)	(1.1)	(4.3)	—
Interest Expense	(6.8)	(3.8)	(3.0)	79

Income Before Income Taxes	37.3	40.8	(3.5)	(9)
Income Tax Expense	9.3	4.9	4.4	90

Net Income	$28.0	$35.9	$(7.9)	(22)
Diluted earnings per common share	$0.23	$0.28
Operating Margin	5.6%	5.4%

Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008

Consolidated revenues for the first quarter of 2009 were $694.7 compared to $716.4 in the prior year. Growth in revenues from Customer Management was offset by revenue declines both at Information Management and HR Management. Customer Management revenues for the first quarter of 2009 include revenue of $42.7 from the Intervoice acquisition that closed on September 3, 2008. Operating income for the first quarter of 2009 was $38.8 and remained flat compared with $38.9 in the prior year. Operating improvements at Customer Management were offset by operating income declines both at Information Management and HR Management. Operating income in the prior year included $21.2 of charges, including: (a) $14.1 restructuring charge taken to better align cost structure to business needs, (b) $4.0 in curtailment costs related to the pension plan freeze, and (c) $3.1 settlement charge pursuant to the senior executive retirement plan. The above charges were partially offset by a $2.9 gain from the sale of assets at HR Management. Operating income for the current year includes $8.6 of HR Management related implementation costs which were expensed rather than capitalized as more fully described under the heading “HR Management.”

As a percentage of revenues, cost of providing services and products sold were 63.8% compared to 65.9% during the corresponding period last year. This reflects a decrease in cost of providing services and products sold as a percentage of revenues both at Customer Management and Information Management, partially offset by higher cost of providing services and products sold as a percentage of revenues at HR Management. Selling, general, and administrative expenses of $160.2 increased 7% from the first quarter of 2008. The increase was largely due to higher selling, general, and administrative expenses at Customer Management, reflecting higher sales and marketing costs to service the expanded client base and extensive global channel partnerships obtained through the Intervoice acquisition. The 81% increase in research and development costs reflects our investments in the automated self-care and technology solutions particularly related to the recently acquired Intervoice platforms and our focused increased spending at Information Management on strategic initiatives to enhance the functionality of our business support system and operational support system offerings. Compared to the prior year, the $1.6 and $1.3 increase in depreciation and amortization expense, respectively, largely reflects assets that were added due to the Intervoice acquisition during the third quarter of 2008.

We recorded a restructuring charge of $14.1 during the first quarter of 2008. During the first quarter of 2009, we recorded equity income in the Cellular Partnerships of $10.7 compared to equity income of $6.8 in the prior year. Interest expense of $6.8 increased from $3.8 in the prior year reflecting a higher level of debt due to the Intervoice acquisition. The $4.3 increase in other expense, net, was due to increase in our foreign exchange transaction losses. Our effective tax rate was 24.9% for the three months ended March 31, 2009 compared to 12.0% in the same period last year. The lower tax rate for the first quarter of 2008 was due to an $8.2 favorable impact from resolution of tax audits during the quarter.

As a result of the forgoing, first quarter 2009 net income and earnings per diluted share were $28.0 and $0.23, respectively, compared with $35.9 and $0.28, respectively, in the first quarter of 2008.

CUSTOMER MANAGEMENT

	Three Months Ended March 31,
	2009	2008	Change	%
Revenues:
Communications	$301.8	$276.7	$25.1	9
Technology	39.9	38.5	1.4	4
Financial services	76.5	61.3	15.2	25
Other	98.7	99.5	(0.8)	(1)

Total revenues	516.9	476.0	40.9	9
Cost of providing services and products sold	322.1	322.4	(0.3)	—
Selling, general and administrative expenses	130.4	110.5	19.9	18
Research and development costs	5.4	1.0	4.4	—
Depreciation	16.8	14.3	2.5	17
Amortization	1.9	0.5	1.4	—
Restructuring charges	—	5.4	(5.4)	(100)

Total costs	476.6	454.1	22.5	5

Operating Income	$40.3	$21.9	$18.4	84
Operating Margin	7.8%	4.6%

Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008

Revenues

Customer Management revenues were $516.9, a 9% increase from the first quarter of 2008. This includes $42.7 in revenues from the Intervoice acquisition that closed on September 3, 2008.

Revenues from the communication services vertical increased 9% from the first quarter of 2008, largely reflecting growth from the Intervoice acquisition. Revenues from the financial services vertical increased 25%, reflecting growth both from the Intervoice acquisition as well as from a few new collection programs in the current year. Other revenues, which are comprised of clients outside of Customer Management’s three largest industries, decreased 1% from the first quarter of 2008. Decline in revenues from several retail clients were partially offset by growth from the Intervoice acquisition.

Costs and Expenses

Customer Management total costs and expenses were $476.6, a 5% increase from the first quarter of 2008. Customer Management cost of providing services and products sold of $322.1 during the first quarter of 2009 was flat with the prior year. As a percentage of revenues, cost of providing services and products sold were 62.3%, down 540 basis points from 67.7% in the prior year, due to benefits from effective contact center workforce management and increased pricing as well as positive contribution from the Intervoice acquisition. Selling, general and administrative expenses of $130.4 in the first quarter of 2009 increased 18% compared to the prior year. This largely reflects higher sales and marketing costs to service the expanded client base and extensive global channel partnerships obtained through the recent Intervoice acquisition. As a percentage of revenues, selling, general and administrative expenses were 25.2% in the first quarter of 2009 compared to 23.2% in the same period last year. The $4.4 increase in research and development costs reflects our investments in the automated self-care and technology solutions related to the recently acquired Intervoice platforms. Compared to the prior year, the $2.5 and $1.4 increase in depreciation and amortization expense, respectively, largely reflects assets that were added due to the Intervoice acquisition during the third quarter of 2008. We recorded a restructuring charge of $5.4 during the first quarter of 2008 to better align cost structure to future business needs.

Operating Income

As a result of the forgoing, Customer Management first quarter 2009 operating income and margin were $40.3 and 7.8%, respectively, compared to $21.9 and 4.6%, respectively, in the first quarter of 2008.

INFORMATION MANAGEMENT

	Three Months Ended March 31,
	2009	2008	Change	%
Revenues:
Data processing	$37.1	$44.0	$(6.9)	(16)
Professional and consulting	36.1	63.3	(27.2)	(43)
License and other	34.4	55.9	(21.5)	(38)

Total revenues	107.6	163.2	(55.6)	(34)
Cost of providing services and products sold	57.5	88.7	(31.2)	(35)
Selling, general and administrative expenses	16.9	20.2	(3.3)	(16)
Research and development costs	13.8	9.6	4.2	44
Depreciation	5.9	7.5	(1.6)	(21)
Amortization	1.0	0.8	0.2	25
Restructuring charges	—	6.9	(6.9)	(100)

Total costs	95.1	133.7	(38.6)	(29)

Operating Income	$12.5	$29.5	$(17.0)	(58)
Operating Margin	11.6%	18.1%

Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008

Revenues

Information Management revenues of $107.6 during the first quarter of 2009 were down 34% compared to the corresponding period last year, due to North American client migrations as well as international project completions.

Data processing revenues of $37.1 decreased 16% from the corresponding period last year. Revenue decline from the North American client migrations were partially offset by revenues from a new client. Compared to prior year, professional and consulting revenues of $36.1 decreased 43% from the corresponding period last year and license and other revenues decreased 38% to $34.4, largely reflecting international project completions and reduction in services resulting from client migrations.

Revenues from Sprint Nextel were down 79%, or approximately $20, for the first three months of 2009 compared to the corresponding period last year. We expect revenue from Sprint Nextel to be down by approximately $50 for 2009, compared to 2008.

Costs and Expenses

Information Management total costs and expenses were $95.1, a 29% decline from the first quarter of 2008. Compared to prior year, Information Management cost of providing services and products sold during the first quarter of 2009 decreased 35% to $57.5. As a percentage of revenues, cost of providing services and products sold were 53.4% in the first quarter of 2009, and were slightly lower than the prior year. Selling, general and administrative expenses of $16.9 in the first quarter of 2009 decreased 16% compared to the prior year, reflecting benefits from continued focus on reducing costs. As a percentage of revenues, selling, general and administrative expenses were 15.7% in the first quarter of 2009, compared to 12.4% in the prior year, due to revenue declines. The 44% increase in research and development costs reflects our focused increased spending on strategic initiatives to enhance the functionality of our business support system and operational support system offerings. We recorded a restructuring charge of $6.9 during the first quarter of 2008 to better align cost structure to future business needs as well as to shift the geographic mix of some of our resources.

Operating Income

As a result of the forgoing, Information Management operating income and operating margin during the first quarter of 2009 were $12.5 and 11.6%, respectively, compared with $29.5 and 18.1%, respectively, during the first quarter of 2008.

HR MANAGEMENT

	Three Months Ended March 31,
	2009	2008	Change	%
Revenues	$70.2	$77.2	$(7.0)	(9)
Cost of providing services and products sold	63.3	60.9	2.4	4
Selling, general and administrative expenses	13.6	16.8	(3.2)	(19)
Depreciation	2.5	2.0	0.5	25
Amortization	0.3	0.6	(0.3)	(50)
Restructuring charges	—	1.8	(1.8)	(100)

Total costs	79.7	82.1	(2.4)	(3)

Operating Loss	$(9.5)	$(4.9)	$(4.6)	94

Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008

Revenues

HR Management revenues in the first quarter of 2009 were $70.2, a 9% decrease from the first quarter of 2008. Revenue growth in the first quarter of 2009 from live operations of two large contracts was offset by a contract termination payment recorded in the prior year as well as elimination of pass-through revenues with a large HR outsourcing client during the second quarter of 2008.

Costs and Expenses

We are currently implementing two large HR Management outsourcing contracts. During the first quarter of 2009, the costs of implementing a large HR Management outsourcing client contract exceeded the amount recoverable at March 31, 2009. This resulted in expensing $8.6 of implementation costs during the first quarter of 2009. When implementation costs are deemed not recoverable in accordance with our accounting policy, we expense such excess costs even if the contract is profitable over its term. (See also “Deferred Charges” section of Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for more detailed discussions on deferred charges and the Company’s policy on assessing recoverability of deferred charges). The $8.6 charge is classified within the costs of providing services and products sold caption in the accompanying Consolidated Statements of Operations. See also “HR Management” section above on page 18 for additional discussions related to these client implementations.

HR Management cost of providing services and products sold during the first quarter of 2009 increased 4% to $63.3 from the first quarter of 2008. As a percentage of revenues, costs of providing services and products sold were 90.2% for the first quarter of 2009 compared with 78.9% in the prior year. This increase was largely related to expensing $8.6 of implementation costs related to a large HR Management outsourcing contract as discussed above. Selling, general and administrative expenses of $13.6 in the first quarter of 2009 decreased 19% compared to the prior year, reflecting benefits from the cost reduction plans. As a percentage of revenues, selling, general and administrative expenses were 19.4% in the first quarter of 2009, compared with 21.8% in the prior year. We recorded a restructuring charge of $1.8 during the first quarter of 2008 to better align cost structure to future business needs. Results for the first quarter of 2008 also include a $2.9 gain from the sale of assets.

Operating Income

As a result of the forgoing, HR Management three months ended March 31, 2009 operating loss was $9.5, compared with $4.9 during the first quarter of 2008.

RESTRUCTURING CHARGES

2008 Restructuring

As discussed more fully in the “Restructuring” section of the notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, we initiated restructuring plans both in the first and fourth quarter of 2008.

Restructuring liability activity for the 2008 plans consisted of the following:

	2009	2008
Balance at January 1	$22.1	$—
Severance charge	—	14.1
Severance payments	(6.9)	—

Balance at March 31	$15.2	$14.1

CLIENT CONCENTRATION

Our three largest clients accounted for 33.6% of our revenues during the first three months of 2009, up from 31.2% in the same period of 2008. We serve AT&T, our largest client with 18.8% of revenues in the first three months of 2009, under Information Management and Customer Management contracts. We serve DirecTV and Comcast Corporation, our second and third largest clients during 2009, respectively, under Customer Management contracts. Volumes under certain of our long-term contracts are subject to variation based on, among other things, the spending by clients on outsourced customer support and subscriber levels.

BUSINESS OUTLOOK

We and our clients continue to face a challenging environment. For purposes of providing guidance, we have assumed the economic environment throughout 2009 will be generally consistent with current conditions and we make satisfactory progress with our two remaining HR Management implementations. We are taking actions intended to limit risks and reduce costs of the future phases of these two remaining implementations. While there is a range of outcomes to these actions, not all potential outcomes are included within our guidance. We expect the likely outcomes to be within the 2009 earnings guidance as discussed below. Within this uncertain environment and based on these assumptions, we continue to expect:

•	Earnings per diluted share within the range of $0.90 to $1.10.

•

Free cash flow of approximately $200 million, with free cash flow in the second quarter of 2009 stronger than the first quarter, and free cash flow in the second half of 2009 better than the first half of the year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows

We believe that Convergys has adequate liquidity from cash and expected future cash flows to fund ongoing operations, invest in the business and make required debt payments. For 2009, we continue to expect free cash flow to be approximately $200, significantly higher than the 2008 free cash flow of $100.2. Major factors causing the expected increase in 2009 free cash flow include:

•	A reduction in implementation costs for two global HR Management contracts in the current year as we have completed key portions of the implementations and achieved key “go-live” milestones.

•	An increase in implementation revenue from clients in both HR Management and Information Management based on existing contractual payment terms and achieving certain milestones.

Receipts of implementation revenue are based on scheduled contractual amounts and achieving certain milestones. If achieving the milestones date is delayed, our cash flow could be negatively impacted by a material amount. As described in the “HR Management” section, the two large HR Management outsourcing contracts that we are currently implementing for regions outside North America are experiencing implementation cost overruns and delays. Our 2009 expected free cash flow will be negatively impacted to the extent there are project delays, contractual settlements or cost overruns related to the remaining implementation phases of the two large HR Management contract implementations. We are currently taking actions intended to limit risks and reduce costs of the future phases of these two remaining implementations. If we cannot resolve these issues satisfactorily, our cash flow will be negatively impacted. While there is a range of outcomes to these actions, not all potential outcomes are included within our guidance. We expect the likely outcomes to be within our 2009 guidance of earnings per share of $0.90 and $1.10 and the expected free cash flow of $200. We expect that cash flow will be positively impacted by actions being taken to continue to accelerate collection of accounts receivables, to improve payment terms with vendors and to further reduce capital spending but can be negatively impacted by collateral requirements and client bankruptcies.

We expect that the combination of 2009 free cash flow and the solid liquidity position as of March 31, 2009, including cash of $277.8, will provide us with the ability to fund ongoing operations, invest in the business and retire the $250 Unsecured Senior Notes due in December 2009 without obtaining additional financing. However, we are examining opportunities to increase our financial flexibility through the capital markets, including a potential establishment of an accounts receivable securitization program.

Cash flow from operating activities generally provides us with a significant source of funding for our investing and financing activities. Cash flow from operating activities totaled $55.8 in the first three months of 2009, compared to $25.5 in the same period last year. Compared to the prior year, the $30.3 increase in cash flow from operations was largely driven by improvement in our accounts receivable collections. Days sales outstanding decreased to 66 days at March 31, 2009, versus 72 days at March 31, 2008. This performance measure is computed as follows: receivables, net of allowances, divided by average sales days. Operating cash flow for the first three months of 2009 was also positively impacted by slight declines in our net deferred charges. Net deferred charges for the first three months of 2009 were $15.9 compared to $23.0 for same period in 2008. Total implementation related costs, less implementation revenue paid by the clients, and the related amortization of these costs is described above as “net deferred charges.”

We used $15.9 for investing activities during the first three months of 2009 compared to $11.0 during the first three months of 2008. The $4.9 increase in amounts used in investing activities during the first three months of 2009 was mainly due to higher proceeds related to disposals in 2008.

We used $2.3 for financing activities during the first three months of 2009 compared to $54.8 during the first three months of 2008. We made no share repurchases during the first three months of 2009 compared to repurchases of $55.0 during the first three months of 2008.

During 2008, both Moody’s and Standard and Poor’s downgraded our credit ratings, and our debt is no longer considered investment grade by both agencies. As of March 31, 2009, our credit ratings and outlook are as follows:

	Long-Term Debt	Outlook
Moody’s	Ba1	Under review, possible downgrade
Standard and Poor’s	BB+	Negative

The changes in credit ratings had no material impact on the interest costs of our outstanding debt. However, this downgrade could impact our ability to raise capital in the future as well as increase borrowing costs.

The Company’s free cash flows, defined as cash flow from operating activities less capital expenditures (net of proceeds related to disposals) was $33.0 and $6.6 for the first three months of 2009 and 2008, respectively. Compared to the prior year, the increase in free cash flow of $26.4 was due to a higher amount of cash generated from operating activities during the first three months of 2009 as discussed above. The Company uses free cash flow to assess the financial performance of the Company. The Company believes that free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow facilitates management’s ability to strengthen the Company’s balance sheet, to repurchase the Company’s common shares and to repay the Company’s debt obligations. Limitations associated with the use of free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by utilizing both the non-GAAP measure, free cash flow, and the GAAP measure, cash from operating activities, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

We believe that our financial structure and condition are solid. At March 31, 2009, total capitalization was $1,838.1 consisting of $663.7 of short-term and long-term debt and $1,174.4 of equity. This results in a total debt-to-total capital ratio of 36.1% at March 31, 2009, compared to 36.7% at December 31, 2008.

During the third quarter of 2008, we borrowed the entire amount available under our $400 Five-Year Competitive Advance and Revolving Credit Facility. This borrowing was mainly to fund our acquisition of Intervoice that closed on September 3, 2008. The commitment fee on this facility at March 31, 2009 was 0.1%. The maturity date of the Revolving Credit Facility Agreement is October 20, 2011. The participating agents in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank and Deutsche Bank AG. The Company’s credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios. Our interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. Our debt-to-EBITDA ratio cannot be greater than 3.25 to 1.0 at any time. We were in compliance with all covenants at March 31, 2009.

In December 2004, the Company issued $250.0 in 4.875% Unsecured Senior Notes due December 15, 2009. The notes were offered and sold pursuant to a universal shelf registration statement, previously declared effective in June 2003. At March 31, 2009 and December 31, 2008, the senior notes had an outstanding balance of $247.9 and $249.8, respectively. In May 2008, we filed a shelf registration statement for the issuance of senior debt in a form not yet determined.

We lease certain facilities and equipment used in operations under operating leases. This includes the Company’s office complex in Orlando, Florida, which is leased from Wachovia Development Corporation (Lessor), a wholly owned subsidiary of Wells Fargo & Company, under an agreement that expires in June 2010. Upon termination or expiration of the lease, the Company must either purchase the property from the Lessor for $65.0 or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than $65.0, the amount paid by the Lessor for the purchase of the complex from an unrelated third party, the Company has agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, Convergys is entitled to collect the excess. At the inception of the lease, the Company recognized a liability of approximately $5 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. The Company recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which is being amortized to rental expense over the lease term. The liability will remain on the balance sheet until the end of the lease term. Under the terms of the lease, the Company also provides certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. Convergys does not expect such amounts, if any, to be material. The Company has concluded that we are not required to consolidate the Lessor pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51.

We did not repurchase any shares during the first quarter of 2009. We repurchased 4.2 million shares for $61.8 during the first three months of 2008 pursuant to outstanding authorizations. We do not expect to execute any additional share repurchases during the remainder of 2009. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity. At March 31, 2009, the Company has the authority to purchase an additional 7.1 million common shares.

At March 31, 2009, we had outstanding letters of credit of $47.2 and other bond obligations of $40.2 related to performance and payment guarantees. We do not believe that any obligation that may arise will be material.

Historically, the Company believed that its ability to borrow was greater than its established credit facilities in place. Due to current financial and credit market conditions, the Company believes that there is only limited ability to borrow additional funds. At March 31, 2009 we had cash of $277.6 and committed and undrawn credit facilities totaling $50.0 which will expire in August 2009.

The majority of the FIN 48 liability for unrecognized tax benefits of $62.7 at March 31, 2009 is expected to be settled within a three-year period.

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

Interest Rate Risk

At March 31, 2009, we had $409.8 in outstanding variable rate borrowings. The carrying amount of our borrowings reflects fair value due to their short-term and variable interest rate features. Based upon our exposure to variable rate borrowings, a one percentage point change in the weighted average interest rate would change our annual interest expense by approximately $4.

We sometimes use interest rate swaps to hedge our interest rate exposure. These instruments are hedges of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding interest rate swaps covering interest rate exposure at March 31, 2009.

Foreign Currency Exchange Rate Risk

Our Company serves many of our U.S.-based clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Canadian dollars (CAD), Philippine pesos (PHP) or Indian rupees (INR), which represents a foreign exchange exposure. As of March 31, 2009, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward contracts with several financial institutions to acquire a total of CAD 104.0 at a fixed price of $88.9 through June 2010, PHP 13,353.1 at a fixed price of $300.0 through September 2012 and INR 14,535.9 at a fixed price of $339.0 through June 2012. Additionally, we entered into option contracts to purchase approximately PHP 1,880.2 for a fixed price of $47.0 through September 2010. The fair value of these derivative instruments as of March 31, 2009 is presented in Note 15 of the Notes to Consolidated Financial Statements. The potential loss in fair value at March 31, 2009 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $77. This loss would be mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency and foreign denominated revenue and profit translated into U.S. dollars. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables and payables that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of March 31, 2009, the fair value of these derivatives was a net payable of $2.2.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with General Counsel, the Chief Accounting Officer and other key employees, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Act)) as of the end of the quarter ended March 31, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In January 2008, AT&T, our largest client, informed us that it intends to migrate its subscribers from the legacy wireless billing system that we currently support through a managed services agreement onto AT&T’s other wireless billing system over the next two years. While the migration is subject to change, we anticipate that this will result in a loss of revenue of approximately $35 and $60 in 2009 and 2010, respectively, compared to our 2008 Information Management revenues. The impact of this migration on the first three months of 2009 revenues was approximately $3 compared to the same period of 2008 Information Management revenues.

A large portion of our revenue is generated from a limited number of clients in the communications industry, and the loss of one or more of our clients, or weakness in the communications industry, could cause a reduction in our revenues and earnings.

We rely on several clients for a large percentage of our revenues. Our three largest clients, AT&T, DirecTV and Comcast Corporation, collectively represented 33.6% of our revenues for the first three months of 2009. Our relationship with AT&T is represented by separate contracts/work orders with Information Management and Customer Management. Our relationship with DirecTV and Comcast Corporation is represented by contracts under Customer Management. We do not believe that it is likely that our entire relationship with AT&T would terminate at one time; and, therefore, we are not substantially dependent on any particular contract/work order. However, the loss of all of the contracts/work orders with a particular client at the same time or the loss of one or more of the larger contracts/work orders with a client would adversely affect our total revenues if the revenues from such client were not replaced with revenues from that client or other clients. Our revenues and earnings would also be negatively impacted by general weakness or slowdown in the communications industry.

A large portion of our accounts receivable are payable by a limited number of clients and the inability of any of these clients to pay its accounts receivable could cause a reduction in our revenues and earnings.

Several significant clients account for a large percentage of our accounts receivable. As of March 31, 2009, our three largest clients, AT&T, DirecTV and Comcast Corporation, collectively accounted for 32.2% of our accounts receivable. During the past four years, each of these clients has generally paid its accounts receivable on a timely basis, and write-downs that we have incurred in connection with such accounts receivable were consistent with write-downs that we incurred with other clients. We anticipate that several clients will continue to account for a large percentage of our accounts receivable. Although we currently do not expect payment issues with any of these clients, if any of them were unable or unwilling, for any reason, to pay our accounts receivable, our income would decrease. We have several important clients that are in industries, including automotive, that have been severely impacted by the current global economic slowdown. We also carry significant receivable balances with other clients whose declaration of bankruptcy could decrease our income. In addition, our income could be materially impacted by a number of small clients declaring bankruptcy in a short period of time.

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

Our large HR Management outsourcing contracts with global clients are complex as they involve providing multiple services such as payroll, recruiting, benefits administration, learning, compensation, talent management and human resources administration across many countries. Implementations of the contracts can take a number of years to complete. Due to the complexity of the implementations and changes in customer requirements (e.g., an acquisition by a customer during the implementation), implementation cost overruns and delays are possible. Cost overruns can result in additional expense during the implementation period and over the life of the contract, which would likely affect the profitability of the contract and potentially result in charges. Given the size of some of these contracts, the impact from these cost overruns or schedule delays can have a significant impact on our revenues, cash flows and profits. Delays in completing the implementations can cause us to recognize revenue and profit from the contracts later than we anticipated when the initial contract was signed.

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

Design defects or software errors may delay software introductions or reduce the satisfaction level of clients and may have a materially adverse effect on our business and results of operations. Our software is highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and/or correct. Since both our clients and we use our software to perform critical business functions, design defects, software errors or other potential problems within or outside of our control may arise from the use of our software. It may also result in financial or other damages to our clients, for which we may be held responsible. Although our license agreements with our clients often contain provisions designed to limit our exposure to potential claims and liabilities arising from client problems, these provisions may not effectively protect us against such claims in all cases and in all jurisdictions. Claims and liabilities arising from client problems could result in monetary damages to us and could cause damage to our reputation, adversely affecting our business and results of operations.

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

Our liquidity is a function of our ability to successfully generate cash flows from a combination of operations and access to capital markets. As of March 31, 2009, total cash and cash equivalents was $277.6, and our available borrowing capacity under committed lines was $50.0. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements and required debt repayments as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access capital markets. As further described in the “Capital Resources” section of the Management Discussion and Analysis, our $400.0 revolving credit agreement contains certain restrictive covenants. At March 31, 2009, we were in compliance with all covenants in the agreements.

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

Our expansion and growth may be dependent in part on our ability to make acquisitions. The risks we face related to acquisitions include that we could overpay for acquired businesses, face integration challenges, have difficulty finding appropriate acquisition candidates, and any acquired business could significantly under-perform relative to our expectations. If acquisitions are not successfully integrated, our revenues and profitability could be adversely affected as well as adversely impact our reputation.

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

We may incur additional non-cash goodwill impairment charges in the future

As discussed more fully in the “Goodwill and Other Intangible Assets” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, we are required to test goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicates the carrying value of goodwill may no longer be recoverable. During 2008 the Company recorded a non-cash goodwill impairment charge of $61.1. There can be no assurances that we will not incur additional charges in the future, particularly in the event of a prolonged economic slowdown.

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

ITEM 1.	LEGAL PROCEEDINGS

The information required by Item 1 is included in Note 12 of the notes to the Consolidated Financial Statements of this
Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares repurchased during the first quarter of 2009 and from April 1, 2009 through the date of filing this report. At March 31, 2009, the Company was authorized to repurchase up to 7.1 million additional common shares.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2009. The Company’s Annual Meeting of Shareholders was held on April 21, 2009 in Cincinnati, Ohio. There were 114,923,448 shares present in person or by proxy which constituted approximately 93 percent of the shares entitled to vote at the Annual Meeting.

The following matters were submitted to a vote of the shareholders:

(a) Votes regarding the election of five directors to Class II with a term expiring in 2012 were as follows:

	For	Withheld
John F. Barrett	68,281,801	46,641,647
Willard W. Brittain, Jr.	68,611,208	46,312,240
David F. Dougherty	66,837,690	48,085,758
Joseph E. Gibbs	68,174,149	46,749,299
Barry Rosenstein	112,667,704	2,136,006

Additional Directors, whose terms of office as directors continues after the meeting, are as follows:

Class III/Term expiring in 2010:	Class I/Term expiring in 2011:
Zoë Baird	David B. Dillon
Philip A. Odeen	Jeffrey H. Fox
Richard F. Wallman	Ronald L. Nelson
Thomas L. Monahan, III	David R. Whitwam

(b) Votes to ratify the appointment of Ernst & Young LLP as the registered independent accounting firm: For: 112,667,704 Against: 2,118,014 Abstained: 137,730

(c) Vote to approve the amendment to the Company’s Code of Regulations to adopt a Majority Vote for Directors provision: For: 110,694,801 Against: 3,150,184 Abstained: 1,078,463

(d) Vote on a non-binding shareholder proposal to provide that director nominees shall be elected by the affirmative vote of the majority of votes cast at an annual meeting of shareholders when the director nominees exceeds the number of board seats: For: 48,105,152 Against: 49,137,794 Abstain: 343,263 Non-Votes: 17,337,239

(e) Vote on a non-binding shareholder proposal to request that the board of directors take the necessary steps to declassify the board of directors and establish annual elections of directors: For: 63,124,366 Against: 34,033,262 Abstain: 428,581 Non-Votes: 17,337,239

ITEM 6.	EXHIBITS

(a)	Exhibits.

The following are filed as Exhibits to Part II of this Form 10-Q:

Exhibit Number

3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3.1 to Form S-3 Registration Statement (File No. 333-43404) filed on August 10, 2000.)

3.2	Amended and Restated Code of Regulations of the Company.

4.1	Rights Agreement dated November 30, 1998 between Convergys Corporation and Computershare Limited (formerly with The Fifth Third Bank). (Incorporated by reference from Exhibit 4.1 to Form 8-A Registration Statement (File No. 001-14379) filed on December 23, 1998.)

4.2	Amendment No. 1 to the Rights Agreement dated December 1, 2008 between Convergys Corporation and Computershare Limited. (Incorporated by reference from Exhibit 4.1 to Form 8-K filed on December 1, 2008.)

4.3	Amendment No. 2 to the Rights Agreement dated February, 2009 between Convergys Corporation and Computershare Limited. (Incorporated by reference from Exhibit 4.3 to Form 8-K filed on February 9, 2008.)

21	Subsidiaries of the Company.

31.1	Rule 13(a) - 14(a) Certification by Chief Executive Officer.

31.2	Rule 13(a) - 14(a) Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company will furnish, without charge, to a security holder upon request, a copy of the documents, or the portions thereof, which are incorporated by reference, and will furnish any other exhibit at cost.

ITEMS 3 and 5 Are Not Applicable and Have Been Omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation

Date: May 5, 2009	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer
(On behalf of the Registrant and as
Chief Financial Officer)