Form 10-Q
period 2009-06-30
CONVERGYS CORP
filed 2009-08-04
CIK 1062047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2009
Common Stock without par value	122,849,920 shares, excluding amounts held in Treasury of 60,400,073

CONVERGYS CORPORATION

Form 10-Q

For the Period Ended

June 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2009	2008	2009	2008
Revenues	$682.7	$689.5	$1,377.4	$1,405.9

Costs and Expenses:
Cost of providing services and products sold	505.9	459.6	948.9	931.6
Selling, general and administrative	161.6	139.7	321.8	289.9
Research and development costs	20.3	11.7	39.5	22.3
Depreciation	30.5	29.1	60.8	57.8
Amortization	3.0	2.0	6.2	3.9
Restructuring charges	—	—	—	14.1
Asset impairment	32.5	—	32.5	—

Total costs and expenses	753.8	642.1	1,409.7	1,319.6

Operating (Loss) Income	(71.1)	47.4	(32.3)	86.3
Equity in Earnings of Cellular Partnerships	10.8	11.3	21.5	18.1
Other Expense, net	(4.4)	(0.8)	(9.8)	(1.9)
Interest Expense	(6.9)	(4.0)	(13.7)	(7.8)

(Loss) Income Before Income Taxes	(71.6)	53.9	(34.3)	94.7
Income Tax (Benefit) Expense	(10.7)	13.4	(1.4)	18.3

Net (Loss) Income	$(60.9)	$40.5	$(32.9)	$76.4

Other Comprehensive (Loss) Income, net of tax:
Foreign currency translation adjustments	$22.8	$(0.6)	$26.4	$(4.4)
Change related to pension liability	—	(0.8)	—	1.4
Unrealized gain (loss) on hedging activities	30.1	(55.0)	22.6	(78.7)

Total Comprehensive (Loss) Income	$(8.0)	$(15.9)	$16.1	$(5.3)

(Loss) Earnings Per Common Share:
Basic	$(0.50)	$0.33	$(0.27)	$0.61

Diluted	$(0.50)	$0.32	$(0.27)	$0.60

Weighted Average Common Shares Outstanding:
Basic	122.8	123.0	122.6	125.0
Diluted	122.8	125.3	122.6	127.2

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In Millions)	(Unaudited) June 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$336.0	$240.0
Receivables, net of allowances of $14.5 and $10.8	452.8	523.8
Deferred income tax benefits	75.0	85.8
Prepaid expenses	50.3	36.0
Other current assets	65.0	92.4

Total current assets	979.1	978.0
Property and equipment, net	405.4	420.9
Goodwill, net	1,044.1	1,034.9
Other intangibles, net	59.1	68.8
Investment in Cellular Partnerships	51.9	51.4
Deferred charges	253.6	243.8
Other assets	53.3	43.6

Total Assets	$2,846.5	$2,841.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt maturing within one year	$200.7	$259.5
Payables, deferred revenue and other current liabilities	527.7	538.7

Total current liabilities	728.4	798.2
Long-term debt	407.1	406.4
Deferred income tax liability	102.3	39.5
Accrued pension liability	141.4	138.2
Deferred revenue	180.9	134.9
Other long-term liabilities	113.6	174.1

Total liabilities	1,673.7	1,691.3

Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized; none outstanding	—	—
Common shares – without par value, 500.0 authorized; 183.2 and 182.8 issued, 122.8 and 122.1 outstanding, as of June 30, 2009 and December 31, 2008, respectively.	1,038.6	1,034.2
Treasury stock – 60.4 shares in 2009 and 60.7 shares in 2008	(1,045.5)	(1,050.0)
Retained earnings	1,267.1	1,302.3
Accumulated other comprehensive loss	(87.4)	(136.4)

Total shareholders’ equity	1,172.8	1,150.1

Total Liabilities and Shareholders’ Equity	$2,846.5	$2,841.4

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Amounts in Millions)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(32.9)	$76.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67.0	61.7
Asset impairment	32.5	—
Deferred income tax expense	(6.7)	42.3
Equity in earnings of Cellular Partnerships	(21.5)	(18.1)
Stock compensation expense	9.2	9.5
Changes in assets and liabilities:
Change in receivables	90.0	(16.7)
Change in other current assets	22.1	0.4
Change in deferred charges, net	(38.5)	(98.4)
Change in other assets and liabilities	73.8	17.8
Change in payables and other current liabilities	(11.9)	(33.9)
Other, net	(1.5)	1.1

Net cash provided by operating activities	181.6	42.1

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(45.3)	(49.8)
Proceeds from disposal of property and equipment	—	8.4
Return of capital from Cellular Partnerships	21.0	20.4
Acquisitions, net of cash acquired	(3.1)	(16.4)

Net cash used in investing activities	(27.4)	(37.4)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) borrowings of commercial paper and other debt, net	(58.2)	46.9
Purchase of treasury shares	—	(116.6)
Other	—	(0.4)

Net cash used in financing activities	(58.2)	(70.1)

Net increase (decrease) in cash and cash equivalents	96.0	(65.4)
Cash and cash equivalents at beginning of period	240.0	120.3

Cash and cash equivalents at end of period	$336.0	$54.9

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(1)	BACKGROUND AND BASIS OF PRESENTATION

Convergys Corporation (the Company or Convergys) is a global leader in relationship management. The Company provides solutions that drive value from the relationships its clients have with their customers and employees. Convergys turns these everyday interactions into a source of profit and strategic advantage for the Company’s clients. For over 25 years, the Company’s unique combination of domain expertise, operational excellence and innovative technologies has delivered process improvement and actionable business insight to clients to enhance their relationship with customers and employees.

The Company reports three segments: (i) Customer Management, which provides agent-assisted services, automated self-service, and technology solutions, (ii) Information Management, which provides business support system and operational support system solutions; and (iii) Human Resources (HR) Management, which provides global human resource business process outsourcing solutions.

These Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in Financial Statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. Interim Consolidated Financial Statements are not necessarily indicative of the financial position or operating results for an entire year. These interim Consolidated Financial Statements should be read in conjunction with the audited Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (SFAS No. 160) an Amendment to ARB No. 51. SFAS No. 160 applies to all entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not have any noncontrolling interests in any of its subsidiaries, and therefore, the adoption of SFAS No. 160 as of January 1, 2009, did not have any impact on the Company’s financial position, results of operations or liquidity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). This Standard is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS No. 161 is effective for Financial Statements issued for fiscal years and interim periods beginning after November 15, 2008. See Note 15 of the Notes to Consolidated Financial Statements for disclosures related to the adoption of this Standard.

In June 2008, the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (EITF 03-6-1). This Standard requires the use of the two-class method of computing earnings per share for companies with participating securities. This Standard considers unvested share-based payment awards that contain rights to receive nonforfeitable dividends during the vesting period to be participating securities. The Company’s outstanding Share-Based Payment awards do not allow the participant rights to receive dividends until the award fully vests. The adoption of EITF 03-6-1 beginning January 1, 2009 had no impact on the Company’s earnings per share calculation for the periods ended through June 30, 2009.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132 (R)-1). FSP FAS 132 (R)-1 amends FAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132 (R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the effect FSP FAS 132(R)-1 will have on its disclosures.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. See Note 5 of the Notes to Consolidated Financial Statements for disclosures related to the adoption of this Standard.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Specifically, SFAS No. 165 provides guidance regarding the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company evaluated all events or transactions that occurred after June 30, 2009 through August 4, 2009, the date we issued these financial statements. During this period, the Company did not have any material nonrecognizable subsequent events.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS No. 166). SFAS No. 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company will provide the disclosures required by this Standard in the first quarter of 2010.

(3)	STOCK-BASED COMPENSATION PLANS

The Company’s operating results for the three and six months ended June 30, 2009 included long-term incentive plan expense of $5.7 and $10.2, respectively, compared to $5.7 and $10.2, respectively for the same periods in 2008. Long-term incentive plan expense includes: (a) incentive plan expense that is paid in cash based on relative shareholder return and (b) stock compensation expense. Stock compensation expense for the three and six months ended June 30, 2009 was $5.2 and $9.2, respectively, compared to $5.3 and $9.5, respectively, for the same periods in 2008.

Stock Options

A summary of stock option activity for the six months ended June 30, 2009 is presented below:

Shares in Millions Except Per Share Amounts	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Fair Value at Date of Grant (per share)
Outstanding and exercisable at Jan. 1, 2009	9.3	$30.69
Exercised	—	—
Forfeited/cancelled	(1.3)	22.51

Outstanding and exercisable at June 30, 2009	8.0	$32.12	1.6	$13.25

Restricted Stock Awards

During the first six months of 2009, the Company granted 2.8 million shares of restricted stock units at a weighted average fair value of $7.65. Included in the above were approximately 1.8 million shares of performance-related restricted stock units granted at the fair value of $7.34 per share that vest upon the Company’s satisfaction of certain financial performance conditions (relative shareholder return versus the S&P 500 return) as of December 31, 2011. During the six months ended June 30, 2008, the Company granted 1.6 million shares of restricted stock units at a weighted-average fair value of $12.89. Included in the above were approximately 1.2 million shares of performance-related restricted stock units granted at the fair value of $12.08 per share that vest upon the Company’s satisfaction of certain financial conditions (relative shareholder return versus the S&P 500 return) as of December 31, 2010.

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

	June 30, 2009	June 30, 2008
Expected volatility	52.8%	30.1%
Expected term (in years)	3.0	3.0
Risk-free interest rate	1.2%	2.1%

The total compensation cost related to non-vested restricted stock and restricted stock units not yet recognized as of June 30, 2009 was approximately $28, which is expected to be recognized over a weighted average of 1.5 years. Changes to non-vested restricted stock and restricted stock units for the six months ended June 30, 2009 were as follows:

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2008	3.6	$16.82
Granted	2.8	8.10
Vested	(0.6)	(20.89)
Forfeited	(0.7)	(17.40)

Non-vested at June 30, 2009	5.1	$12.21

(4)	BUSINESS RESTRUCTURING CHARGES

2008 Restructuring

As discussed more fully in the “Restructuring” section of the notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company initiated restructuring plans both in the first and fourth quarters of 2008.

Restructuring liability activity for the 2008 plans consisted of the following:

	2009	2008
Balance at January 1	$22.1	$—
Severance charge	—	14.1
Severance payments	(11.1)	(5.4)

Balance at June 30	$11.0	$8.7

These severance actions are expected to be completed during 2009.

(5)	FAIR VALUE DISCLOSURES

The following table summarizes the Company’s assets and liabilities measured and reported in the Financial Statements at fair value on a recurring basis as of June 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy defined by SFAS No. 157, “Fair Value Measurements,” (SFAS No.157) are as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument and; level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	June 30, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$3.5	—	$3.5	—
Derivative liabilities	$69.8	—	$69.8	—

Effective January 1, 2009, the Company adopted SFAS No.157, for all nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of SFAS No.157 for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis did not impact the Company’s financial position or results of operations for the six months ended June 30, 2009.

Fair values of cash equivalents, short-term investments and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. The fair value of short-term debt approximates its recorded value because of its short-term nature. Also, long-term debt carried on the Company’s Consolidated Balance Sheets at June 30, 2009 and December 31, 2008 has a carrying value that approximates its estimated fair value due to the variable interest rate features.

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS

As discussed more fully in the “Goodwill and Other Intangible Assets” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company is required to test goodwill for impairment annually and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The Company updated the goodwill impairment test for the HR Management segment as of June 30, 2009 and determined that the $69.1 of goodwill related to HR Management was not impaired. The review was triggered by the $121.0 of implementation-related and asset impairment charges taken during the second quarter of 2009 as described in Note 8 of the Notes to Consolidated Financial Statements.

Goodwill increased to $1,044.1 at June 30, 2009 from $1,034.9 at December 31, 2008. The increase reflects currency movements and earn-out payments of $3.1 related to the Ceon Corporation acquisition completed during the fourth quarter of 2008. The Company is obligated to make additional earn-out payments of up to $18.4 related to this acquisition, if certain performance targets are met through December 31, 2009. Since these contingent payments are based on achievement of performance targets, actual payments are expected to be less than $5.

Intangible assets (including software and customer relationships) decreased to $100.4 at June 30, 2009 from $114.7 at December 31, 2008. Evaluation of intangible assets during the second quarter of 2009 resulted in recording an impairment charge of $3.8 related to certain acquired intangible assets. As of June 30, 2009, the Company’s total intangible assets acquired primarily through business combinations consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$92.2	$(50.9)	$41.3
Trademarks	12.0	(4.1)	7.9
Customer relationships and other intangibles	176.3	(125.1)	51.2

Total	$280.5	$(180.1)	$100.4

The intangible assets are being amortized using the following amortizable lives: two to eight years for software, four years for trademarks and five to twelve years for customer relationships and other. The remaining weighted average depreciation period for software is 6.0 years. The remaining weighted average amortization period for trademarks, customer relationships and other intangibles is 6.8 years.

Customer relationships, trademarks and other intangibles amortization expense was $6.2 and $3.9 for the six months ended June 30, 2009 and 2008, respectively, and is estimated to be approximately $12 for the year ended December 31, 2009. The related estimated expense for the five subsequent fiscal years is as follows:

For the year ended 12/31/10	11
For the year ended 12/31/11	11
For the year ended 12/31/12	10
For the year ended 12/31/13	7
For the year ended 12/31/14	3
Thereafter	11

(7)	ACCOUNTING FOR UNCERTAINITY IN INCOME TAXES

As discussed more fully in the “Income Taxes” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company follows the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48).

The liability for unrecognized tax benefits was $65.3 and $62.0 at June 30, 2009 and December 31, 2008, respectively, and is included in other long-term liabilities in the accompanying Consolidated Financial Statements. The total amount of unrecognized tax benefits that would affect income tax expense, if ever recognized in the Financial Statements is $56.9. This amount includes net interest and penalties of $15.6. The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease between $10.0 and $15.0 in the next twelve months based upon the resolution of audits; however, actual developments in this area could differ from those currently expected.

(8)	DEFERRED CHARGES, DEFERRED REVENUE AND ASSET IMPAIRMENT

During the six months ended June 30, 2009 and 2008, the Company capitalized $124.2 and $129.7 of client acquisition and implementation costs, respectively. The related amortization for these periods was $23.6 and $41.8, respectively. The Company also recorded implementation-related and asset impairment charges of $129.6 during the six months ended June 30, 2009 (of which $121.0 was recorded during the second quarter of 2009 and $8.6 was recorded during the first quarter of 2009) related to two of its HR Management-related contracts. During the six months ended June 30, 2009 and 2008, the Company capitalized implementation revenue of $67.7 and $47.0, respectively. The related amortization for these periods was $23.2 and $34.1, respectively.

As described in more detail in the “Deferred Charges” section in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company often performs, in connection with its outsourcing arrangements, certain set-up activities or implementations, including the installation and customization of software. In connection with these arrangements, the Company capitalizes all direct and incremental multiple-element costs (by analogy to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”) to the extent recovery of these costs is probable. Deferred amounts are periodically evaluated for impairment or when circumstances indicate a possible inability to recover their carrying amounts. The Company evaluates the probability of recovery by considering profits to be earned during the term of the related contract, the creditworthiness of the client and, if applicable, termination for convenience fees payable by the client in the event that the client terminates the contract early. When implementation costs are deemed not recoverable in accordance with the Company’s accounting policy, such excess costs are expensed even if the contract is profitable over its term. The Company is currently in the implementation phase of two HR Management outsourcing contracts. The implementation-related and asset impairment charges of $121.0 recognized during the three months ended June 30, 2009 principally reflect (a) the costs of implementing one large HR Management outsourcing client contract that exceeded the amount recoverable under the contract at June 30, 2009, primarily reflecting a decision by the client to delay go-live with the next phase of the project on the expected schedule and, (b) a charge related to the other client contract as the Company is working towards negotiating a restructured agreement.

The implementation-related and asset impairment charges for the three months ended June 30, 2009 of $121.0 includes $88.5 recorded within the cost of providing services and products sold and $32.5 recorded as asset impairment.

(9)	PAYABLES AND OTHER CURRENT LIABILITIES

	At Jun. 30, 2009	At Dec. 31, 2008
Accounts payable	$47.0	$68.5
Accrued income and other taxes	26.8	26.8
Accrued payroll-related expenses	133.8	126.1
Derivative liabilities	27.9	43.5
Accrued expenses, other	175.8	158.0
Deferred revenue and government grants	104.7	92.7
Restructuring and exit costs	11.7	23.1

	$527.7	$538.7

(10)	EMPLOYEE BENEFIT PLANS

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

Benefits for the executive deferred compensation plan are based on each individual participant’s deferral, along with matching contributions and investment earnings on the participant’s account. Benefits for the supplemental plan are based on age, years of service and eligible pay. Funding of the qualified portion of the Cash Balance Plan has been achieved through contributions made to a trust fund. The contributions have been determined using prescribed methods in accordance with the Pension Protection Act. Due to current funded status of the Cash Balance Plan and mandatory legislative requirements under the federal Pension Protection Act of 2006, beginning April 28, 2009, the lump sum payment option from the Cash Balance Plan has been partially restricted. The Company’s measurement date for all plans is December 31. The projected unit credit cost method is used for determining the unfunded executive pension cost for financial reporting purposes. The plan assumptions are evaluated annually and are updated as necessary.

Components of pension cost for the cash balance plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$—	$—	$—	$4.5
Interest cost on projected benefit obligation	3.0	3.3	6.1	6.5
Expected return on plan assets	(2.6)	(3.8)	(5.2)	(7.6)
Curtailment loss	—	—	—	4.0
Amortization and deferrals – net	1.6	0.5	3.3	1.2

Pension cost	$2.0	$—	$4.2	$8.6

Components of pension cost for the unfunded executive pension plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$0.3	$0.5	$0.8	$1.1
Interest cost on projected benefit obligation	0.5	0.8	1.0	1.7
Settlement loss	—	—	—	3.1
Amortization and deferrals – net	—	0.1	(0.2)	0.3

Pension cost	$0.8	$1.4	$1.6	$6.2

The Company contributed $1.1 to fund its cash balance plan during the first half of 2009 and expects to contribute $6.6 during the remainder of 2009.

(11)	SHAREHOLDERS’ EQUITY

There were no shares repurchased during the three and six months ended June 30, 2009. During the three and six months ended June 30, 2008, the Company repurchased 3.5 million and 7.7 million shares, respectively, of Convergys stock for a total cost of $54.8 and $116.6, respectively. At June 30, 2009, the Company has the authority to purchase an additional 7.1 million common shares pursuant to the available share repurchase authorizations.

(12)	COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases certain equipment and facilities used in its operations under operating leases. This includes its office complex in Orlando, Florida, which is leased from Wachovia Development Corporation (Lessor), a wholly owned subsidiary of Wells Fargo & Company, under an agreement that expires in June 2010. Upon termination or expiration of the lease, the Company must either purchase the property from the Lessor for $65.0 or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than the $65.0, the amount paid by the Lessor for the purchase of the complex from an unrelated third party, the Company has agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, the Company is entitled to collect the excess. As of June 30, 2009, the Company has recognized a liability of approximately $12 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. The Company recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which is being amortized to rental expense over the lease term. The liability will remain on the Balance Sheet until the end of the lease term. Under the terms of the lease, the Company will also provide certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. The Company does not expect such amounts, if any, to be material. The Company has concluded that it is not required to consolidate the Lessor pursuant to Financial Accounting Standards Board Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51.

At June 30, 2009, the Company had outstanding letters of credit of approximately $40 and other bond obligations of approximately $40 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material.

The Company also has purchase commitments with telecommunications providers of approximately $15 for the remainder of 2009 and $24 for 2010.

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

Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of Intervoice, Inc. (Intervoice) during the period from October 12, 1999 through June 6, 2000 (the Class Period). Plaintiffs filed claims, which were consolidated into one proceeding, under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 against Intervoice as well as certain named former officers and directors of Intervoice on behalf of the alleged class members. In the complaint, Plaintiffs claim that Intervoice and the named former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of Intervoice, the results of the merger with Brite and the alleged future business projections of Intervoice. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.

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

On September 26, 2006, the District Court granted the Plaintiffs’ motion to certify a class of people who purchased Intervoice stock during the Class Period. On November 14, 2006, the Fifth Circuit granted Intervoice’s petition to appeal the District Court’s decision to grant Plaintiffs’ motion to certify a class. On January 8, 2008, the Fifth Circuit vacated the District Court’s class-certification order and remanded the case to the District Court for further consideration in light of a new decision rendered by the Fifth Circuit in the case of Oscar Private Equity Investments v. Allegiance Telecom, Inc. The parties filed briefing in the District Court regarding class certification based on the Fifth Circuit’s new decision. On July 7, 2009, the District Court ordered the parties to file additional briefing regarding class certification in light of the Fifth Circuit’s more recent decision in Alaska Electric Pension Fund v. Flowserve Corporation. After the additional briefing is filed, the District Court may rule on Plaintiffs’ motion for class certification or require additional briefing and/or a court hearing before ruling. The Company continues to vigorously defend the case.

Since 2002, the Company has been cooperating with the U.S. Department of Labor’s wage and hour division (DOL) on a number of matters to investigate and resolve allegations of the Company’s incorrect measurement of hourly call center employees’ work time. The Company is negotiating with the DOL to reach a mutually-satisfactory resolution of the matter. The Company expects that the resolution would involve, among other things, the payment of an amount of back wages to the Company’s U.S. agents. While the Company is confident it can negotiate a resolution with the DOL, if it cannot, the DOL may take action against the Company. The Company believes that the outcome of this matter with the DOL will not individually or in the aggregate have a future material adverse effect on the Company’s operating income or financial condition.

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

The Company does not allocate activities below operating income to its reported segments. The Company’s business segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Customer Management	$494.6	$469.0	$1,011.5	$945.0
Information Management	115.1	161.1	222.7	324.3
HR Management	73.0	59.4	143.2	136.6

	$682.7	$689.5	$1,377.4	$1,405.9

Depreciation:
Customer Management	$16.9	$14.4	$33.7	$28.7
Information Management	6.1	7.6	12.0	15.1
HR Management	2.4	2.1	4.9	4.1
Corporate	5.1	5.0	10.2	9.9

	$30.5	$29.1	$60.8	$57.8

Amortization:
Customer Management	$1.7	$0.5	$3.6	$1.0
Information Management	1.0	0.9	2.0	1.7
HR Management	0.3	0.6	0.6	1.2

	$3.0	$2.0	$6.2	$3.9

Restructuring Charges:
Customer Management	$—	$—	$—	$5.4
Information Management	—	—	—	6.9
HR Management	—	—	—	1.8

	$—	$—	$—	$14.1

Asset Impairment:
Customer Management	$—	$—	$—	$—
Information Management	—	—	—	—
HR Management	32.5	—	32.5	—

	$32.5	$—	$32.5	$—

Operating Income (Loss):
Customer Management	$36.9	$19.4	$77.2	$41.3
Information Management	17.0	37.9	29.5	67.4
HR Management	(119.4)	(4.2)	(128.9)	(9.1)
Corporate	(5.6)	(5.7)	(10.1)	(13.3)

	$(71.1)	$47.4	$(32.3)	$86.3

Capital Expenditures: (1)
Customer Management	$12.8	$8.7	$26.2	$18.4
Information Management	4.1	6.7	7.1	11.1
HR Management	0.7	2.7	2.7	5.3
Corporate (2)	4.9	4.4	9.3	15.0

	$22.5	$22.5	$45.3	$49.8

(1)	Excluding proceeds from the disposal of property and equipment.
(2)	Includes shared services-related capital expenditures.

	At Jun. 30, 2009	At Dec. 31, 2008
Goodwill:
Customer Management	$780.3	$776.4
Information Management	194.7	189.4
HR Management	69.1	69.1

	$1,044.1	$1,034.9

(14)	EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Three Months Ended June 30, 2009	Net Income (Loss)	Shares	Per Share Amount
Basic EPS	$(60.9)	122.8	$(0.50)
Effect of dilutive securities:
Stock-based compensation arrangements	—	—	—

Diluted EPS	$(60.9)	122.8	$(0.50)

Six Months Ended June 30, 2009
Basic EPS	$(32.9)	122.6	$(0.27)
Effect of dilutive securities:
Stock-based compensation arrangements	—	—	—

Diluted EPS	$(32.9)	122.6	$(0.27)

Three Months Ended June 30, 2008
Basic EPS	$40.5	123.0	$0.33
Effect of dilutive securities:
Stock-based compensation arrangements	—	2.3	(0.01)

Diluted EPS	$40.5	125.3	$0.32

Six Months Ended June 30, 2008
Basic EPS	$76.4	125.0	$0.61
Effect of dilutive securities:
Stock-based compensation arrangements	—	2.2	(0.01)

Diluted EPS	$76.4	127.2	$0.60

The diluted EPS calculation for the three and six months ended June 30, 2009 excludes the effect of dilutive securities because of the loss from operations. The diluted EPS calculation for the three and six months ended June 30, 2008 excludes the effect of 8.0 million outstanding stock options because they are anti-dilutive.

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

The Company serves many of its U.S.-based clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Canadian dollars (CAD), Philippine pesos (PHP) or Indian rupees (INR), which represents a foreign exchange exposure. The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward exchange contracts and options with several financial institutions. These instruments mature within the next 48 months and had a notional value of $671.1 at June 30, 2009 and $866.7 at December 31, 2008. The derivative instruments discussed above are designated and effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	June 30, 2009	December 31, 2008
Forward exchange contracts and options designated as hedging instruments under SFAS No. 133
Included within other current assets	$3.2	$1.8
Included within other current liabilities	27.9	40.8
Included within other long-term liabilities	41.9	60.6

The Company recorded a deferred tax benefit of $23.7 related to these derivatives at June 30, 2009, compared to $35.8 at December 31, 2008. A total of $44.1 and $66.6 of deferred losses, net of tax, related to these cash flow hedges at June 30, 2009 and December 31, 2008, respectively, were accumulated in Other Comprehensive Income (OCI). As of June 30, 2009, deferred losses of $25.9 ($16.8 net of tax), on derivative instruments included in accumulated OCI are expected to be reclassified into earnings during the next 12 months. The following table provides the effect of these derivative instruments on the Company’s Consolidated Financial Statements for the six months ended June 30, 2009:

Derivatives in Statement 133 Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign exchange contracts	$11.9	$(20.5)	- Cost of providing services and products sold - Selling, general and administrative

The gain recognized related to the ineffective portion of the derivative instruments was immaterial for the six months ended June 30, 2009.

The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. During the six months ended June 30, 2009, a gain of $2.1 was recognized related to changes in fair value of these derivative instruments not designated as hedges, compared to a loss of $9.8 for the same period in 2008. The $2.1 gain partially offset the currency losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income, net in the accompanying Consolidated Statements of Operations. The fair value of these derivative instruments not designated as hedges at June 30, 2009, was immaterial to the Company’s Consolidated Financial Statements.

A few of the Company’s counter party agreements related to derivative instruments contain provisions that require that the Company maintain collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments in liability position on June 30, 2009 is $69.8 for which the Company has posted collateral of approximately $17. Further downgrades in the Company’s credit ratings and/or change in the foreign currency markets could trigger additional collateral to counterparties.

(16)	ASSET SECURITIZATION

During the second quarter of 2009, the Company entered into a new $125 asset securitization facility collateralized by accounts receivables of certain of its subsidiaries, of which $50 expires in June 2010 and $75 expires in June 2012. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. The asset securitization facility does not qualify for sale treatment under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, the accounts receivable and related debt obligation will remain on the Company’s Consolidated Balance Sheet. As of June 30, 2009, this facility remains undrawn.

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

BACKGROUND

Convergys Corporation (the Company or Convergys) is a global leader in relationship management. We provide solutions that drive value from the relationships our clients have with their customers and employees. Convergys turns these everyday interactions into a source of profit and strategic advantage for our clients. For over 25 years, our unique combination of domain expertise, operational excellence and innovative technologies has delivered process improvement and actionable business insight to clients to enhance their relationships with customers and employees.

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

The Board continually monitors the Company’s businesses and, as appropriate, evaluates various strategies to enhance shareholder value, including by means of strategic transactions involving one or more of its businesses. Any such transactions could occur in the future and could be material, although there can be no assurance that such transactions will occur.

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

On September 3, 2008, we acquired 100 percent of the outstanding common shares of Intervoice, Inc. (Intervoice), a developer of automated voice response systems, for cash consideration of $338.8. Intervoice is a market leader in the delivery of personalized, multi channel automated information solutions that connect people with information, empowering them to control the way they interact with a business. Integration of Intervoice’s speech automation and mobile applications with the Company’s agent-assisted services has enabled us to build upon our leadership position in relationship management solutions. Our solutions result in improved operational efficiencies, new revenue streams and, most importantly, enhanced differentiation in the large and growing automated services market. The operating results of Intervoice have been included within the Customer Management segment from the date of the acquisition.

Agent-related revenues, which account for approximately 90% of Customer Management revenues for the first six months of 2009, are typically recognized as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. In a limited number of engagements where the client pays a fixed fee, we recognize revenues based on the specific facts and circumstances of the engagement, using the proportional performance method or upon final completion of the engagement. Customer Management remaining revenues are derived from sale of premise-based and hosted automated self-care and technology solutions. License, professional and consulting and maintenance & software support services revenues recognized from sale of these advanced speech recognition solutions are recognized pursuant to SOP 97-2, “Software Revenue Recognition.”

During the first six months of 2009, Customer Management revenues increased 7% to $1,011.5 compared to the prior year. Intervoice revenues were approximately $82 in the first half of 2009. Customer Management operating income and operating margin were $77.2 and 7.6%, respectively, compared with $41.3 and 4.4% in the prior year. Year-over-year margin improvement was largely driven by effective contact center workforce management and disciplined cost management. Prior year results included $5.4 of restructuring charges to streamline operations and reduce headcount.

Information Management

Our Information Management segment serves clients principally by providing and managing complex business support system and operational support system (BSS/OSS) services.

License and related support and maintenance fees, which accounted for 34% of Information Management revenues for the first six months of 2009, are earned under perpetual and term license arrangements. The Company invoices its clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. Fees for support and maintenance normally are charged in advance either on an annual, quarterly or monthly basis. Professional and consulting services for installation, implementation, customization, migration, training and managed services accounted for 35% of Information Management revenues for the six months ended June 30, 2009. The professional and consulting fees are either invoiced monthly to the Company’s clients based on time and material costs incurred at contractually agreed upon rates or, in some instances, for a fixed fee. Information Management remaining revenues consist of monthly fees for processing client transactions in Information Management data centers and, in some cases, the clients’ data centers. These data processing revenues are recognized based on the number of invoices, subscribers or events that are processed by Information Management using contractual rates. During the first six months of 2009, Information Management revenue was $222.7, a 31% decline compared to the same period last year due to the negative impact of North American client migrations as well as international project completions. Information Management operating income and operating margin for the first six months of 2009 were $29.5 and 13.2%, respectively, compared with $67.4 and 20.8%, respectively, in the prior year. Results for the six months of 2008 also included $6.9 restructuring charges to streamline operations and reduce headcount. The decline in operating income during the first six months of 2009 was primarily due to the decline in revenues.

Information Management continues to face competition as well as consolidation within the communications industry. In January 2008, AT&T, our largest client, informed us that it intended to migrate its subscribers from the legacy wireless billing system that we currently support through a managed services agreement onto AT&T’s other wireless billing system over the next two years. While the migration is subject to change, we anticipate that this will result in a loss of revenue of approximately $25 and $60 in 2009 and 2010, respectively, compared to our 2008 Information Management revenues. The impact of this migration on our first six months of 2009 revenues was approximately $5 compared to the first six months of 2008 Information Management revenues.

In September 2005, Sprint PCS, a large data processing outsourcing client, completed its acquisition of Nextel Communications. In 2006, Sprint Nextel informed us that it intended to consolidate its billing systems onto a competitor’s system. The migration began in 2006 and was substantially completed by June 30, 2008. Revenues from Sprint Nextel were down 83%, or approximately $40, for the first six months of 2009 compared to the corresponding period last year. We expect revenue from Sprint Nextel to be down by approximately $50 for 2009, compared to 2008. This revenue decline is incorporated in our 2009 guidance discussed in the “Business Outlook” section, and we do not expect these migrations to have a material impact on our liquidity and capital resources.

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

During the first six months of 2009, HR Management revenues increased 5% to $143.2 compared to the prior year. Revenue growth in 2009 from live operations of two large contracts was partially offset by a contract termination payment recorded in the prior year as well as elimination of pass-through revenues with a large HR Management outsourcing client beginning the third quarter of 2008. HR Management operating loss for the six months ended June 30, 2009 was $128.9 compared to a loss of $9.1 in the prior year. Operating results for the six months ended June 30,

2009 include implementation-related and asset impairment charges of $129.6 (of which $121.0 was recorded during the second quarter of 2009 and $8.6 was recorded during the first quarter of 2009) related to two HR Management contract implementations.

We are currently in the implementation phase of two HR Management outsourcing contracts. Due to the complexity of the implementations and changes in customer requirements, we are experiencing implementation cost overruns and delays in completing these implementations. During the three months ended June 30, 2009, the costs of implementing one large HR Management outsourcing client contract exceeded the amount recoverable under the contract at June 30, 2009 primarily reflecting a decision by the client to delay go-live with the next phase of the project on the expected schedule. Additionally, we recorded a charge related to the other client contract as we work towards negotiating a restructured agreement. We are currently negotiating with the clients to reach mutually acceptable plans and financial outcomes and have taken actions to reduce the rate of spend. As we are currently in the negotiating process, we are not able to estimate the timing or the potential impact these contract restructurings could have to the income statement in 2009 and potentially beyond 2009. Our cash flows could also be negatively impacted. Additionally, cost overruns could adversely affect the profitability of the contracts over their terms or cause them not to be profitable. These potential future charges could be material to our consolidated financial results as well as the Consolidated Balance Sheet.

As of June 30, 2009, we had deferred implementation costs of approximately $200 and deferred implementation revenue of approximately $170 related to these two contracts. Deferred amounts are periodically evaluated for impairment or when circumstances indicate a possible inability to recover their carrying amounts. In the event these costs are not deemed recoverable, we follow the guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to determine if an impairment exists. We evaluate the probability of recovery by considering profits to be earned during the term of the related contract, the creditworthiness of the client and, if applicable, termination for convenience fee payable by the client in the event that the client terminates the contract early. Based on our evaluation as of June 30, 2009, we believe the $200 of deferred charges related to these two HR Management contracts is recoverable.

We have begun a series of actions intended to reduce our implementation risk and improve the future earnings in HR Management. Actions we are taking include negotiations with clients regarding contractual terms, using partners to implement projects, not signing any new HR Management outsourcing business with significant implementation risk, streamlining existing operations, continuing to use additional automation and standardization and leveraging of off-shore labor.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, which are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of the Company, are forward-looking statements. Sometimes these statements will contain words such as “believes,” “expects,” “intends,” “could,” “should,” “will,” “plans,” “anticipates” and other similar words. These statements discuss potential risks and uncertainties; and, therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company expressly states that it has no current intention to update any forward-looking statements, whether as a result of new information, future events or otherwise. See the discussion under the “Risk Factors” section of Management Discussion and Analysis.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and segment data. Detailed comparisons of revenue and expenses are presented in the discussions of the operating segments, which follow the consolidated results discussion. Results for interim periods may not be indicative of the results for the full years.

CONSOLIDATED RESULTS

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
	2009	2008	Change		2009	2008	Change
Revenues	$682.7	$689.5	$(6.8)	(1)	$1,377.4	$1,405.9	$(28.5)	(2)
Cost of providing services and products sold	505.9	459.6	46.3	10	948.9	931.6	17.3	2
Selling, general and administrative	161.6	139.7	21.9	16	321.8	289.9	31.9	11
Research and development costs	20.3	11.7	8.6	74	39.5	22.3	17.2	77
Depreciation	30.5	29.1	1.4	5	60.8	57.8	3.0	5
Amortization	3.0	2.0	1.0	50	6.2	3.9	2.3	59
Restructuring charges	—	—	—	—	—	14.1	(14.1)	(100)
Asset impairment	32.5	—	32.5	—	32.5	—	32.5	—

Total costs and expenses	753.8	642.1	111.7	17	1,409.7	1,319.6	90.1	7

Operating (Loss) Income	(71.1)	47.4	(118.5)	—	(32.3)	86.3	(118.6)	—
Equity in Earnings of Cellular Partnerships	10.8	11.3	(0.5)	(4)	21.5	18.1	3.4	19
Other Expense, net	(4.4)	(0.8)	(3.6)	—	(9.8)	(1.9)	(7.9)	—
Interest Expense	(6.9)	(4.0)	(2.9)	73	(13.7)	(7.8)	(5.9)	76

(Loss) Income Before Income Taxes	(71.6)	53.9	(125.5)	—	(34.3)	94.7	(129.0)	—
Income Tax (Benefit) Expense	(10.7)	13.4	(24.1)	—	(1.4)	18.3	(19.7)	—

Net (Loss) Income	$(60.9)	$40.5	$(101.4)	—	$(32.9)	$76.4	$(109.3)	—
Diluted (loss) earnings per common share	$(0.50)	$0.32	$(0.82)	—	$(0.27)	$0.60	(0.87)	—
Operating Margin	NA	6.9%			NA	6.1%

Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2008

Consolidated revenues for the second quarter of 2009 were $682.7 compared to $689.5 in the prior year. Growth in revenues from Customer Management and HR Management was offset by revenue declines at Information Management. Customer Management revenues for the second quarter of 2009 include revenue of $39.2 from the Intervoice acquisition that closed on September 3, 2008. Operating loss for the second quarter of 2009 was $71.1 compared to operating income of $47.4 in the prior year. As described more fully under the “HR Management” section on page 27, operating income for the three months ended June 30, 2009 includes implementation-related and asset impairment charges of $121.0 related to two large HR Management contracts. Customer Management operating income improved 90% or $17.5 compared to the same period last year, largely driven by effective workforce management and disciplined cost management. Information Management operating income declined 55% or $20.9 primarily due to revenue declines.

As a percentage of revenues, cost of providing services and products sold were 74.1% compared to 66.7% during the corresponding period last year. This reflects an increase in cost of providing services and products sold as a percentage of revenues at HR Management, partially offset by lower cost of providing services and products sold as a percentage of revenues both at Customer Management and Information Management. HR Management costs of providing services and products sold for the three months ended June 30, 2009 includes charges of $88.5 related to excess implementation costs that were expensed rather than capitalized in accordance with the Company’s accounting policy and anticipated costs related to restructure a contract. These charges are described more fully under the “HR Management” section on page 27. Selling, general, and administrative expenses of $161.6 increased 16% from the second quarter of 2008. The increase was largely due to higher selling, general, and administrative expenses at Customer Management, primarily reflecting higher sales and marketing costs to service the expanded client base and extensive global channel partnerships obtained through the Intervoice acquisition. The 74% increase in research and development costs reflects our investments in the automated self-care and technology solutions particularly related to the recently acquired Intervoice platforms and our focused increased spending at Information Management on strategic initiatives to enhance the functionality of our business support system and operational support system offerings. Compared to the prior year, the $1.4 and $1.0 increase in depreciation and amortization expense, respectively, largely reflects assets that were added due to the Intervoice acquisition during the third quarter of 2008. The second quarter of 2009 asset impairment charge of $32.5 represents impairment of previously deferred costs related to the HR Management contracts we anticipate restructuring. See “HR Management” section on page 27 for additional discussions related to these client implementations.

During the second quarter of 2009, we recorded equity income in the Cellular Partnerships of $10.8 compared to equity income of $11.3 in the prior year. Interest expense of $6.9 increased from $4.0 in the prior year reflecting a higher level of debt due to the Intervoice acquisition. The $3.6 increase in other expense, net, was due to increase in our foreign exchange transaction losses. Our effective tax benefit rate was 15.0% for the three months ended June 30, 2009 compared to an effective tax rate 24.9% in the same period last year. The tax benefit rate for the three months ended June 30, 2009 is due to the $121.0 HR Management-related charges described more fully under the “HR Management” section on page 27 and mix of income between jurisdictions.

As a result of the forgoing, second quarter 2009 net loss and loss per diluted share were $60.9 and $0.50, respectively, compared with net income and earnings per diluted share of $40.5 and $0.32, respectively, in the second quarter of 2008.

Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008

Consolidated revenues for the first six months of 2009 were $1,377.4 compared to $1,405.9 in the prior year. Growth in revenues from HR Management and Customer Management partially offset a decline in Information Management. Operating loss for the first half of 2009 was $32.3 compared with an operating income of $86.3 in the prior year. As described more fully under the “HR Management” section on page 27, operating income for the six months ended June 30, 2009 includes implementation-related and asset impairment charges of $129.6 related to two large HR Management contracts. Customer Management operating income improved 87% or $35.9 compared to the same period last year, largely driven by effective workforce management and disciplined cost management. Information Management operating income declined 56% or $37.9 primarily due to revenue declines.

As a percentage of revenues, cost of providing services and products sold were 68.9% compared to 66.3% during the corresponding period last year. This reflects an increase in cost of providing services and products sold as a percentage of revenues at HR Management, partially offset by lower cost of providing services and products sold as a percentage of revenues both at Customer Management and Information Management. HR Management costs of providing services and products sold for the six months ended June 30, 2009 includes charges of $97.1 related to excess implementation costs that were expensed rather than capitalized in accordance with the Company’s accounting policy and anticipated costs related to restructure a contract. These charges are described more fully under the “HR Management” section on page 27. Selling, general, and administrative expenses of $321.8 increased 11% compared to the first half of 2008. The increase was largely due to higher selling, general, and administrative expenses at Customer Management, primarily reflecting higher sales and marketing costs to service the expanded client base and extensive global channel partnerships obtained through the Intervoice acquisition. The 77% increase in research and development costs reflects our investments in the automated self-care and technology solutions particularly related to the recently acquired Intervoice platforms and our focused increased spending at Information Management on strategic initiatives to enhance the functionality of our business support system and operational support system offerings. Compared to the prior year, the $3.0 and $2.3 increase in depreciation and amortization expense, respectively, largely reflects assets that were added due to the Intervoice acquisition during the third quarter of 2008.

As noted under the heading, “Restructuring Charges,” we recorded a restructuring charge of $14.1 during the first quarter of 2008. The 2009 asset impairment charge of $32.5 represents impairment of previously deferred costs related to the two HR Management contracts the Company anticipates restructuring. See “HR Management” section on page 27 for additional discussions related to these client implementations.

During the first half of 2009, we recorded equity income in the Cellular Partnerships of $21.5 compared to equity income of $18.1 in the prior year. The $7.9 increase in other expense, net, was largely due to increase in our foreign exchange transaction losses. Interest expense of $13.7 increased from $7.8 in the prior year primarily reflecting a higher level of debt due to the Intervoice acquisition. Our effective tax benefit rate was 4.1% for the six months ended June 30, 2009 compared to an effective tax rate 19.3% in the same period last year. The lower tax rate for the first half of 2009 is due to the $129.6 HR Management-related charges described more fully under the “HR Management” section on page 27 and mix of income between jurisdictions.

As a result of the forgoing, net loss and loss per diluted share for the first half of 2009 were $32.9 and $0.27 compared with net income and earnings per diluted share of $76.4 and $0.60 in the first half of 2008.

CUSTOMER MANAGEMENT

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
	2009	2008	Change		2009	2008	Change
Revenues:
Communications	$293.0	$275.3	$17.7	6	$594.8	$552.0	$42.8	8
Technology	40.3	38.3	2.0	5	80.2	76.8	3.4	4
Financial services	75.2	57.2	18.0	31	151.7	118.5	33.2	28
Other	86.1	98.2	(12.1)	(12)	184.8	197.7	(12.9)	(7)

Total revenues	494.6	469.0	25.6	5	1,011.5	945.0	66.5	7
Cost of providing services and products sold	307.8	326.6	(18.8)	(6)	629.9	649.0	(19.1)	(3)
Selling, general and administrative expenses	125.3	107.2	18.1	17	255.7	217.7	38.0	17
Research and development costs	6.0	0.9	5.1	—	11.4	1.9	9.5	—
Depreciation	16.9	14.4	2.5	17	33.7	28.7	5.0	17
Amortization	1.7	0.5	1.2	—	3.6	1.0	2.6	—
Restructuring charges	—	—	—	—	—	5.4	(5.4)	(100)

Total costs	457.7	449.6	8.1	2	934.3	903.7	30.6	3

Operating Income	$36.9	$19.4	$17.5	90	$77.2	$41.3	$35.9	87
Operating Margin	7.5%	4.1%			7.6%	4.4%

Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2008

Revenues

Customer Management revenues were $494.6, a 5% increase from the second quarter of 2008. This includes $39.2 in revenues from the Intervoice acquisition that closed on September 3, 2008.

Revenues from the communication services vertical increased 6% from the second quarter of 2008, largely reflecting growth from the Intervoice acquisition. Revenues from the financial services vertical increased 31%, reflecting growth both from the Intervoice acquisition as well as from new collection programs in the current year. Other revenues, which are comprised of clients outside of Customer Management’s three largest industries, decreased 12% from the second quarter of 2008. Decline in revenues from several retail clients as a result of the softness in the current economic environment were partially offset by growth from the Intervoice acquisition.

Costs and Expenses

Customer Management total costs and expenses were $457.7, a 2% increase from the second quarter of 2008. Customer Management cost of providing services and products sold during the second quarter of 2009 decreased 6% to $307.8 from the second quarter of 2008. As a percentage of revenues, cost of providing services and products sold was 62.2%, down 740 basis points from 69.6% in the prior year, primarily due to benefits from effective contact center workforce management as well as positive contribution from the Intervoice acquisition and approximately 80 basis points benefit from strengthened US dollar. Selling, general and administrative expenses of $125.3 in the second quarter of 2009 increased 17% compared to the prior year. This largely reflects higher sales and marketing costs to service the expanded client base and extensive global channel partnerships obtained through the recent Intervoice acquisition. As a percentage of revenues, selling, general and administrative expenses were 25.3% in the second quarter of 2009 compared to 22.9% in the same period last year. The $5.1 increase in research and development costs reflects our investments in the automated self-care and technology solutions related to the recently acquired Intervoice platforms. Compared to the prior year, the $2.5 and $1.2 increase in depreciation and amortization expense, respectively, largely reflects assets that were added due to the Intervoice acquisition during the third quarter of 2008.

Operating Income

As a result of the forgoing, Customer Management second quarter 2009 operating income and margin were $36.9 and 7.5%, respectively, compared to $19.4 and 4.1%, respectively, in the second quarter of 2008.

Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008

Revenues

Customer Management revenues were $1,011.5, a 7% increase from the first half of 2008. Revenues from the communication services vertical increased 8% from the first half of 2008, largely reflecting growth from the Intervoice acquisition. Revenues from the financial services vertical increased 28%, reflecting growth both from the Intervoice acquisition as well as from new collection programs in the current year. Other revenues, which are comprised of clients outside of Customer Management’s three largest industries, decreased 7% from the first half of 2008. Decline in revenues from several retail clients as a result of the softness in the current economic environment were partially offset by growth from the Intervoice acquisition.

Costs and Expenses

Customer Management total costs and expenses were $934.3, a 3% increase from the first half of 2008. Customer Management cost of providing services and products sold during the first half of 2009 decreased 3% to $629.9 from the first half of 2008. As a percentage of revenues, cost of providing services and products sold was 62.3%, down 640 basis points from 68.7% in the prior year, primarily due to benefits from effective contact center workforce management, as well as positive contribution from the Intervoice acquisition. Selling, general and administrative expenses of $255.7 in the first half of 2009 increased 17% compared to the prior year. This largely reflects higher sales and marketing costs to service the expanded client base and extensive global channel partnerships obtained through the recent Intervoice acquisition. As a percentage of revenues, selling, general and administrative expenses were 25.3% in the first half of 2009 compared to 23.0% in the same period last year. The $9.5 increase in research and development costs reflects our investments in the automated self-care and technology solutions related to the recently acquired Intervoice platforms. Compared to the prior year, the $5.0 and $2.6 increase in depreciation and amortization expense, respectively, largely reflects assets that were added due to the Intervoice acquisition during the third quarter of 2008. As noted under the heading, “Restructuring Charges,” we recorded a restructuring charge of $5.4 during the first quarter of 2008 to better align cost structure to future business needs.

Operating Income

As a result of the forgoing, Customer Management first half of 2009 operating income and margin were $77.2 and 7.6%, respectively, compared to $41.3 and 4.4%, respectively, in the first half of 2008.

INFORMATION MANAGEMENT

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
	2009	2008	Change		2009	2008	Change
Revenues:
Data processing	$32.1	$35.6	$(3.5)	(10)	$69.2	$79.6	$(10.4)	(13)
Professional and consulting	42.5	61.6	(19.1)	(31)	78.6	124.9	(46.3)	(37)
License and other	40.5	63.9	(23.4)	(37)	74.9	119.8	(44.9)	(37)

Total revenues	115.1	161.1	(46.0)	(29)	222.7	324.3	(101.6)	(31)
Cost of providing services and products sold	57.1	85.4	(28.3)	(33)	114.6	174.1	(59.5)	(34)
Selling, general and administrative expenses	19.6	18.5	1.1	6	36.5	38.7	(2.2)	(6)
Research and development costs	14.3	10.8	3.5	32	28.1	20.4	7.7	38
Depreciation	6.1	7.6	(1.5)	(20)	12.0	15.1	(3.1)	(21)
Amortization	1.0	0.9	0.1	11	2.0	1.7	0.3	18
Restructuring charges	—	—	—	—	—	6.9	(6.9)	(100)

Total costs	98.1	123.2	(25.1)	(20)	193.2	256.9	(63.7)	(25)

Operating Income	$17.0	$37.9	$(20.9)	(55)	$29.5	$67.4	$(37.9)	(56)
Operating Margin	14.8%	23.5%			13.2%	20.8%

Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2008

Revenues

Information Management revenues of $115.1 during the second quarter of 2009 were down 29% compared to the corresponding period last year due to North American client migrations and international project completions.

Data processing revenues of $32.1 decreased 10% from the corresponding period last year reflecting North American client migrations partially offset by revenues from a new client. Compared to the prior year, professional and consulting revenues of $42.5 decreased 31% from the corresponding period last year, largely reflecting international project completions and reduction in services resulting from client migrations. License and other revenues decreased 37% to $40.5. Prior year license and other revenues included termination revenue resulting from the substantial completion of the Sprint Nextel migration as well as strong license revenue from a North American client.

Revenues from Sprint Nextel were down 87%, or approximately $20, in the second quarter of 2009 compared to the corresponding period last year. We expect revenues from Sprint Nextel to be down by approximately $50 for 2009, compared to 2008.

Costs and Expenses

Information Management total costs and expenses were $98.1, a 20% decline from the second quarter of 2008. Compared to prior year, Information Management cost of providing services and products sold during the second quarter of 2009 decreased 33% to $57.1. As a percentage of revenues, cost of providing services and products sold was 49.6% in the second quarter of 2009, down from 53.0% in the second quarter of 2008. Selling, general and administrative expenses of $19.6 in the second quarter of 2009 increased 6% or approximately $1 compared to the prior year due to increased sales and marketing efforts. As a percentage of revenues, selling, general and administrative expenses were 17.0% in the second quarter of 2009, compared to 11.5% in the prior year, largely due to revenue declines. The 32% increase in research and development costs reflects our focused increased spending at Information Management on strategic initiatives to enhance the functionality of our business support system and operational support system offerings.

Operating Income

As a result of the forgoing, Information Management operating income and operating margin during the second quarter of 2009 were $17.0 and 14.8%, respectively, compared with $37.9 and 23.5%, respectively, during the second quarter of 2008.

Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008

Revenues

Information Management revenues of $222.7 during the first half of 2009 were down 31% compared to the corresponding period last year due to North American client migrations and international project completions that were partially offset by revenues from a new client.

Data processing revenues of $69.2 decreased 13% from the corresponding period last year reflecting North American client migrations partially offset by revenues from a new client. Compared to prior year, professional and consulting revenues of $78.6 decreased 37% from the corresponding period last year, reflecting international project completions and reduction in services resulting from client migrations. License and other revenues decreased 37% to $74.9, reflecting international project completions. In addition, prior year license and other revenues included a large amount of termination revenue resulting from the substantial completion of the Sprint Nextel migration.

Revenues from Sprint Nextel were down 83%, or approximately $40, in the first half of 2009 compared to the corresponding period last year. We expect revenues from Sprint Nextel to be down by approximately $50 for 2009, compared to 2008.

Costs and Expenses

Information Management total costs and expenses were $193.2, a 25% decline from the first half of 2008. Compared to prior year, Information Management cost of providing services and products sold during the first half of 2009 decreased 34% to $114.6. As a percentage of revenues, cost of providing services and products sold was 51.5% in the first half of 2009, down from 53.7% in the first half of 2008. Selling, general and administrative expenses of $36.5 in the first half of 2009 decreased 6% or approximately $2 compared to the prior year, reflecting benefits from reducing costs partially offset by increased sales and marketing efforts. As a percentage of revenues, selling, general and administrative expenses were 16.4% in the first half of 2009, compared to 11.9% in the prior year, due to revenue declines. The 38% increase in research and development costs reflects our focused increased spending at Information Management on strategic initiatives to enhance the functionality of our business support system and operational support system offerings. As noted under the heading, “Restructuring Charges,” we recorded a restructuring charge of $6.9 during the first quarter of 2008 to better align cost structure to future business needs as well as to shift the geographic mix of some of our resources.

Operating Income

As a result of the forgoing, Information Management operating income and operating margin during the first half of 2009 were $29.5 and 13.2%, respectively, compared with $67.4 and 20.8%, respectively, during the first half of 2008.

HR MANAGEMENT

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
	2009	2008	Change		2009	2008	Change
Revenues	$73.0	$59.4	$13.6	23	$143.2	$136.6	$6.6	5
Cost of providing services and products sold	141.0	47.6	93.4	—	204.3	108.5	95.8	88
Selling, general and administrative expenses	16.2	13.3	2.9	22	29.8	30.1	(0.3)	(1)
Depreciation	2.4	2.1	0.3	14	4.9	4.1	0.8	20
Amortization	0.3	0.6	(0.3)	(50)	0.6	1.2	(0.6)	(50)
Restructuring charges	—	—	—	—	—	1.8	(1.8)	(100)
Asset impairment	32.5	—	32.5	—	32.5	—	32.5	—

Total costs	192.4	63.6	128.8	—	272.1	145.7	126.4	87

Operating Loss	$(119.4)	$(4.2)	$(115.2)	—	$(128.9)	$(9.1)	$(119.8)	—

Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2008

Revenues

HR Management revenues in the second quarter of 2009 were $73.0, a 23% increase from the second quarter of 2008, reflecting revenue growth from early-stage operations of two large contracts.

Costs and Expenses

During the three months ended June 30, 2009, the Company recorded $121.0 of implementation-related and asset impairment charges related to two large HR Management contracts that are currently in the implementation phase. These charges principally reflect (a) the decision by one client to delay go-live with the next phase of the project on the expected schedule and, (b) a charge related to the other client contract, as we work towards negotiating a restructured agreement. The total charge of $121.0 includes (a) $88.5 recorded within the cost of providing services and products sold caption, related to excess implementation costs that were expensed rather than capitalized in accordance with the Company’s accounting policy and anticipated costs related to restructure a contract and, (b) $32.5 recorded as asset impairment representing impairment of previously deferred costs related to contracts the Company anticipates restructuring. Cash to be spent in future quarters associated with these charges represents less than one-third of the total charges. See “HR Management” section on page 19 for additional discussions related to these client implementations.

HR Management cost of providing services and products sold during the second quarter of 2009 increased to $141.0 from $47.6 in the second quarter of 2008. This increase was largely related to $88.5 of charges recorded within the cost of providing services and products sold caption described above. Selling, general and administrative expenses of $16.2 in the second quarter of 2009 increased 22%, or $2.9 compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were 22.2% in the second quarter of 2009, compared with 22.4% in the prior year.

Operating Income

As a result of the forgoing, HR Management operating loss for the three months ended June 30, 2009 was $119.4, compared with $4.2 during the second quarter of 2008.

Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008

Revenues

HR Management revenues in the first half of 2009 were $143.2, a 5% increase from the first half of 2008. Revenue growth in the 2009 from live operations of two large contracts was partially offset by a contract termination payment recorded in the prior year as well as elimination of pass-through revenues with a large HR Management outsourcing client beginning the third quarter of 2008.

Costs and Expenses

HR Management cost of providing services and products sold during the first half of 2009 increased to $204.3 from $108.5 in the first half of 2008. This increase was largely related to $97.1 of charges recorded within the cost of providing services and products sold caption, related to excess implementation costs that were expensed rather than capitalized in accordance with the Company’s accounting policy and anticipated costs related to restructure a contract, as discussed above. The $97.1 charge includes $88.5 recorded during the three months ended June 30, 2009 and $8.6 recorded during the three months ended March 31, 2009. Selling, general and administrative expenses of $29.8 in the first half of 2009 were relatively flat compared to the prior year. As a percentage of revenues, selling, general and administrative expenses were 20.8% in the first half of 2009, compared with 22.0% in the prior year. As noted under the heading, “Restructuring Charges,” we recorded a restructuring charge of $1.8 during the first quarter of 2008 to better align cost structure to future business needs. First half year of 2008 results also included a $2.9 gain from the sale of assets.

The 2009 asset impairment charge of $32.5 represents impairment of previously deferred costs related to contracts we anticipate restructuring as discussed above.

Operating Income

As a result of the forgoing, HR Management operating loss for the six months ended June 30, 2009 was $128.9, compared with $9.1 during the first half of 2008.

RESTRUCTURING CHARGES

2008 Restructuring

As discussed more fully in the “Restructuring” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, we initiated restructuring plans both in the first and fourth quarters of 2008.

Restructuring liability activity for the 2008 plans consisted of the following:

	2009	2008
Balance at January 1	$22.1	$—
Severance charge	—	14.1
Severance payments	(11.1)	(5.4)

Balance at June 30	$11.0	$8.7

CLIENT CONCENTRATION

Our three largest clients accounted for 34.1% of our revenues during the first six months of 2009, compared to 31.6% in the same period of 2008. We serve AT&T, our largest client with 20.0% of revenues in the first six months of 2009, under Customer Management and Information Management contracts. We serve DirecTV and Comcast Corporation, our second and third largest clients during 2009, respectively, under Customer Management contracts. Volumes under certain of our long-term contracts are subject to variation based on, among other things, the spending by clients on outsourced customer support and subscriber levels.

BUSINESS OUTLOOK

Compared to the full year 2008, for 2009 we currently expect revenue growth in HR Management, flat revenue in Customer Management and revenue declines in Information Management.

As described in the “HR Management” section on pages 19 and 27, we are currently working with two clients to restructure HR Management implementation contracts. However, as we are in the negotiating process, it is not possible to estimate the timing or the amount of potential impact these contract restructurings could have on 2009 earnings. Given this uncertainty, we are now providing full year 2009 earnings guidance on a non-GAAP basis, which excludes the impact of HR Management-related charges in 2009 ($8.6 in the 2009 first quarter, $121.0 in the 2009 second quarter and potential future charges in the second half of 2009). Accordingly, this revised non-GAAP earnings guidance is not directly comparable to the 2009 GAAP earnings guidance previously provided. Future HR Management-related charges could be material to our consolidated financial results and Balance Sheet. Excluding the HR Management-related charges in 2009, we expect non-GAAP 2009 earnings of $1.00 to $1.10 per diluted share.

We expect 2009 free cash flow of $160 to $200. In addition, we expect approximately $40 cash flow from the Cellular Partnership that is not included in the 2009 free cash flow. This revised outlook reflects the uncertainty regarding the timing of future HR Management-related implementation spending and revenues received.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows

We believe that Convergys has adequate liquidity from cash and expected future cash flows to fund ongoing operations, invest in the business and make required debt payments. The Company’s free cash flow, defined as cash flow from operating activities less capital expenditures (net of proceeds related to disposals) was $136.3 for the first six months of 2009, and we currently expect the full year 2009 free cash flow to be between $160 and $200, which is significantly higher than the 2008 free cash flow of $100. In addition, we expect approximately $40 cash flow from the Cellular Partnership that is not included in the estimated 2009 free cash flow above. We expect that the combination of 2009 free cash flow and the solid liquidity position as of June 30, 2009, including cash of $336.0 and the recently-closed accounts receivable securitization facility of $125, will provide us with the ability to fund ongoing operations, invest in the business and retire the remaining Unsecured Senior Notes of approximately $193 due in December 2009 without obtaining additional financing. However, we are examining opportunities to increase our financial flexibility through the capital markets.

Cash flow from operating activities generally provides us with a significant source of funding for our investing and financing activities. Cash flow from operating activities totaled $181.6 in the first six months of 2009, compared to $42.1 in the same period last year. Compared to the prior year, the $139.5 increase in cash flow from operations was largely driven by improvement in our accounts receivable collections, receipt of tax refunds of approximately $30 and increase in collection of implementation-related revenue. Days sales outstanding decreased to 60 days at June 30, 2009, versus 75 days at June 30, 2008. This performance measure is computed as follows: receivables, net of allowances, divided by average daily revenue.

We used $27.4 for investing activities during the first six months of 2009 compared to $37.4 during the first six months of 2008. The $10.0 decrease in amounts used in investing activities during the first six months of 2009 was mainly due to two small 2008 Information Management acquisitions.

We used $58.2 for financing activities during the first six months of 2009 compared to $70.1 during the first six months of 2008. During the first half of 2009, we retired $58.2 of our $250 Unsecured Senior Notes due in December 2009. We made no share repurchases during the first six months of 2009 compared to repurchases of 7.7 million of the Company’s shares for $116.6 during the first six months of 2008.

During 2008, both Moody’s and Standard and Poor’s downgraded our credit ratings, and our debt is no longer considered investment grade by either agency. As of June 30, 2009, our credit ratings and outlook are as follows:

	Long-Term Debt	Outlook
Moody’s	Ba1	Negative
Standard and Poor’s	BB+	Negative

The changes in credit ratings had no material impact on the interest costs of our outstanding debt. However, this downgrade could impact our ability to raise capital in the future as well as increase borrowing costs.

The Company’s free cash flows, defined as cash flow from operating activities less capital expenditures (net of proceeds related to disposals) were $136.3 and $0.7 for the first six months of 2009 and 2008, respectively. Compared to the prior year, the increase in free cash flow of $135.6 was due to a higher amount of cash generated from operating activities during the first six months of 2009 as discussed above. The Company uses free cash flow to assess the financial performance of the Company. The Company believes that free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow facilitates management’s ability to strengthen the Company’s balance sheet, to repurchase the Company’s common shares and to repay the Company’s debt obligations. Limitations associated with the use of free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by utilizing both the non-GAAP measure, free cash flow, and the GAAP measure, cash from operating activities, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

We believe that our financial structure and condition are solid. At June 30, 2009, total capitalization was $1,780.6 consisting of $607.8 of short-term and long-term debt and $1,172.8 of equity. This results in a total debt-to-total capital ratio of 34.1 % at June 30, 2009, compared to 36.7% at December 31, 2008.

We have borrowed the entire amount available under our $400 Five-Year Competitive Advance and Revolving Credit Facility. This borrowing was mainly to fund our acquisition of Intervoice that closed on September 3, 2008. The maturity date of the Revolving Credit Facility Agreement is October 20, 2011. The participating agents in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank and Deutsche Bank AG. The Company’s credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios. Our interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. Our debt-to-EBITDA ratio cannot be greater than 3.25 to 1.0 at any time. We were in compliance with all covenants at June 30, 2009.

In December 2004, the Company issued $250.0 in 4.875% Unsecured Senior Notes due December 15, 2009. The notes were offered and sold pursuant to a universal shelf registration statement, previously declared effective in June 2003. During the first half of 2009, we retired $58.2 of the outstanding debt. At June 30, 2009 and December 31, 2008, the senior notes had an outstanding balance of $192.6 and $249.8, respectively.

We lease certain facilities and equipment used in operations under operating leases. This includes the Company’s office complex in Orlando, Florida, which is leased from Wachovia Development Corporation (Lessor), a wholly owned subsidiary of Wells Fargo & Company, under an agreement that expires in June 2010. Upon termination or expiration of the lease, the Company must either purchase the property from the Lessor for $65.0 or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than $65.0, the amount paid by the Lessor for the purchase of the complex from an unrelated third party, the Company has agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, Convergys is entitled to collect the excess. As of June 30, 2009, we have recognized a liability of approximately $12 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. The Company recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which is being amortized to rental expense over the lease term. The liability will remain on the balance sheet until the end of the lease term. Under the terms of the lease, the Company also provides certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. Convergys does not expect such amounts, if any, to be material. The Company has concluded that we are not required to consolidate the Lessor pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51.

We did not repurchase any shares during the first six months of 2009. We repurchased 7.7 million shares for $116.6 during the first six months of 2008 pursuant to outstanding authorizations. We do not expect to execute any additional share repurchases during the remainder of 2009. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity. At June 30, 2009, the Company has the authority to purchase an additional 7.1 million common shares.

At June 30, 2009, we had outstanding letters of credit of approximately $40 and other bond obligations of approximately $40 related to performance and payment guarantees. We do not believe that any obligation that may arise will be material.

Historically, the Company believed that its ability to borrow was greater than its established credit facilities in place. Due to current financial and credit market conditions, we believe that there is only limited ability to borrow additional funds. At June 30, 2009, we had cash of $336.0 and $125 available under the accounts receivable securitization facility that was established on June 30, 2009.

The majority of the FIN 48 liability for unrecognized tax benefits of $65.3 at June 30, 2009 is expected to be settled within a three-year period.

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

Interest Rate Risk

At June 30, 2009, we had $409.2 in outstanding variable rate borrowings. The carrying amount of our borrowings reflects fair value due to their short-term and variable interest rate features. Based upon our exposure to variable rate borrowings, a one percentage point change in the weighted average interest rate would change our annual interest expense by approximately $4.

We sometimes use interest rate swaps to hedge our interest rate exposure. These instruments are hedges of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding interest rate swaps covering interest rate exposure at June 30, 2009.

Foreign Currency Exchange Rate Risk

Our Company serves many of our U.S.-based clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Canadian dollars (CAD), Philippine pesos (PHP) or Indian rupees (INR), which represents a foreign exchange exposure. As of June 30, 2009, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward contracts with several financial institutions to acquire a total of CAD 74.0 at a fixed price of $62.1 through June 2010, PHP 12,019.5 at a fixed price of $269.0 through September 2012 and INR 12,954.1 at a fixed price of

$303.0 through June 2012. Additionally, we entered into option contracts to purchase approximately PHP 1,491.3 for a fixed price of $37.0 through June 2010. The fair value of these derivative instruments as of June 30, 2009 is presented in Note 15 of the Notes to Consolidated Financial Statements. The potential loss in fair value at June 30, 2009 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $67. This loss would be mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency and foreign denominated revenue and profit translated into U.S. dollars. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables and payables that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of June 30, 2009, the fair value of these derivatives was immaterial to the Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with General Counsel, the Chief Accounting Officer and other key employees, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Act)) as of the end of the quarter ended June 30, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In January 2008, AT&T, our largest client, informed us that it intends to migrate its subscribers from the legacy wireless billing system that we currently support through a managed services agreement onto AT&T’s other wireless billing system over the next two years. While the migration is subject to change, we anticipate that this will result in a loss of revenue of approximately $25 and $60 in 2009 and 2010, respectively, compared to our 2008 Information Management revenues. The impact of this migration on the first six months of 2009 revenues was approximately $5 compared to the same period of 2008 Information Management revenues.

A large portion of our revenue is generated from a limited number of clients in the communications industry, and the loss of one or more of our clients, or weakness in the communications industry, could cause a reduction in our revenues and earnings.

We rely on several clients for a large percentage of our revenues. Our three largest clients, AT&T, DirecTV and Comcast Corporation, collectively represented 34.1 % of our revenues for the first six months of 2009. Our relationship with AT&T is represented by separate contracts/work orders with Customer Management and Information Management. Our relationship with DirecTV and Comcast Corporation is represented by contracts under Customer Management. We do not believe that it is likely that our entire relationship with AT&T would terminate at one time; and, therefore, we are not substantially dependent on any particular contract/work order. However, the loss of all of the contracts/work orders with a particular client at the same time or the loss of one or more of the larger contracts/work orders with a client would adversely affect our total revenues if the revenues from such client were not replaced with revenues from that client or other clients. Our revenues and earnings would also be negatively impacted by general weakness or slowdown in the communications industry.

A large portion of our accounts receivable are payable by a limited number of clients and the inability of any of these clients to pay its accounts receivable could cause a reduction in our revenues and earnings.

Several significant clients account for a large percentage of our accounts receivable. As of June 30, 2009, our three largest clients, AT&T, DirecTV and Comcast Corporation, collectively accounted for 31.8% of our accounts receivable. During the past four years, each of these clients has generally paid its accounts receivable on a timely basis, and write-downs that we have incurred in connection with such accounts receivable were consistent with write-downs that we incurred with other clients. We anticipate that several clients will continue to account for a large percentage of our accounts receivable. Although we currently do not expect payment issues with any of these clients, if any of them were unable or unwilling, for any reason, to pay our accounts receivable, our income would decrease. We have several important clients that are in industries, including automotive, that have been severely impacted by the current global economic slowdown. We also carry significant receivable balances with other clients whose declaration of bankruptcy could decrease our income. In addition, our income could be materially impacted by a number of small clients declaring bankruptcy in a short period of time.

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

The global scope, size and complexity of implementations in our HR Management business could cause delays and cost overruns in those projects, which could adversely affect our revenues, cash flows, profitability and balance sheet in a material manner.

Our large HR Management outsourcing contracts with global clients are complex as they involve providing multiple services such as payroll, recruiting, benefits administration, learning, compensation, talent management and human resources administration across many countries. Implementations of the contracts typically take a number of years to complete. Due to the complexity of the implementations and changes in customer requirements (e.g., an acquisition or disposition by a customer during the implementation or changes or developments in the customer’s business), implementation cost overruns and delays are possible, especially on larger projects. Cost overruns can result in additional expense during the implementation period and over the life of the contract, which would likely affect the profitability of the contract and potentially result in charges, such as the $121.0 charge taken by the Company in the second quarter of 2009. The magnitude of these charges is difficult to estimate but could be material. Given the size of some of our HR Management implementations, the impact from these cost overruns or schedule delays can have a material adverse impact on our revenues, cash flows, profitability and balance sheet. Delays in completing the implementations can cause us to recognize revenue and profit from the contracts later than we anticipated when the initial contract was signed. In addition, depending upon circumstances, restructuring contracts that have previously been entered into could impact their future profitability and result in material charges.

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

In addition, there has been political discussion and debate related to worldwide competitive sourcing, labor-related legislation, healthcare reform legislation and information-flow restrictions, particularly from the United States to offshore locations. Federal and state legislation has been proposed that relates to these issues. Future legislation, if enacted, could have an adverse effect on our results of operations and financial condition. In particular, proposed legislation, known as the Employee Free Choice Act, if enacted in its current form or a similar variation thereof, could make it easier for union organizing drives to be successful and could give third party arbitrators the ability to impose terms of collective bargaining upon both the Company and a labor union if the parties are unable to agree to the terms of a collective bargaining agreement within specified timelines.

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

Our results of operations are affected directly by the level of business activity of our clients, which in turn are affected by the level of economic activity in the industries and markets that they serve. Economic slowdowns in some markets, particularly in the United States, may cause reductions in spending by our clients, which may result in reductions in the growth of new business as well as reductions in existing business. If our clients enter bankruptcy or liquidate their operations, our revenues could be adversely affected. There can be no assurance that weakening economic conditions throughout the world will not adversely impact our results of operations, cash flow and/or financial position. Further deterioration in equity markets will reduce the funded status of our pension plan, which will increase future required contributions. Reduced demand for our services could increase price competition.

We need to maintain adequate liquidity in order to have sufficient cash to meet operating cash flow requirements and to repay maturing debt and other obligations. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of operations and access to capital markets. As of June 30, 2009, total cash and cash equivalents was $336.0. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements and required debt repayments as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access capital markets. As further described in the “Capital Resources” section of the Management Discussion and Analysis, our $400.0 revolving credit agreement contains certain restrictive covenants. At June 30, 2009, we were in compliance with all covenants in the agreements.

The Company’s results of operations could be adversely affected by litigation and other commitments and contingencies.

The Company faces risks arising from various unasserted and asserted litigation matters, including, but not limited to, labor, commercial, securities law and patent infringement claims. Unfavorable outcomes in pending litigation matters, or in future litigation, could negatively affect the Company. Aggressive plaintiffs’ counsel often file litigation on a wide variety of allegations, and even when the allegations are groundless, the Company may need to expend considerable funds and other resources to respond to and resolve such litigation.

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

An outbreak of swine flu or a pandemic, or the threat of a pandemic, may adversely impact our ability to perform our services or may adversely impact client and consumer demand.

We are in a labor-intensive business, employing approximately 75,000 employees worldwide. A significant or widespread outbreak of swine flu, or a similar pandemic, or even a perceived threat of such an outbreak, could cause significant disruptions to our employee base and could adversely impact our ability to provide our services and deliver our products. This could have a significant impact on our business and our results of operations.

Our accounting for our long-term contracts requires using estimates and projections that may change over time. Such changes may have a significant or adverse effect on our reported results of operations and Consolidated Balance Sheet.

Projecting contract profitability on our long-term outsourcing contracts requires us to make assumptions and estimates of future contract results. All estimates are inherently uncertain and subject to change. In an effort to maintain appropriate estimates, we review each of our long-term outsourcing contracts, the related contract reserves and intangible assets on a regular basis. If we determine that we need to change our estimates for a contract, we will change the estimates in the period in which the determination is made. These assumptions and estimates involve the exercise of judgment and discretion, which may also evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. Further, initially foreseen effects could change over time as a result of changes in assumptions, estimates or developments in the business or the application of accounting principles related to long-term outsourcing contracts. Any such changes may have a significant or adverse effect on our reported results of operations and Consolidated Balance Sheet.

ITEM 1.	LEGAL PROCEEDINGS

The information required by Item 1 is included in Note 12 of the notes to the Consolidated Financial Statements of this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares repurchased during the first six months of 2009 and from July 1, 2009 through the date of filing this report. At June 30, 2009, the Company was authorized to repurchase up to 7.1 million additional common shares.

ITEM 6.	EXHIBITS

(a)	Exhibits.

The following are filed as Exhibits to Part II of this Form 10-Q:

Exhibit Number
3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3.1 to Form S-3 Registration Statement (File No. 333-43404) filed on August 10, 2000.)

3.2	Amended and Restated Code of Regulations of the Company. (Incorporated by reference from Exhibit 3.2 to Form 10-Q filed on May 5, 2009.)

10.1	Receivables Sales Agreement, dated as of June 30, 2009.

10.2	Receivables Purchase Agreement, dated as of June 30, 2009.

31.1	Rule 13(a) - 14(a) Certification by Chief Executive Officer.

31.2	Rule 13(a) - 14(a) Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Convergys Corporation

Date: August 4, 2009	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer
(On behalf of the Registrant and as Chief Financial Officer)