Form 10-Q
period 2009-09-30
CONVERGYS CORP
filed 2009-11-04
CIK 1062047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Telephone - Area Code (513) 723-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At September 30, 2009, there were 122,969,751 common shares, without par value, outstanding, excluding amounts held in Treasury of 60,308,286.

CONVERGYS CORPORATION

Form 10-Q

For the Period Ended

September 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share amounts)	2009	2008	2009	2008
Revenues	$765.4	$676.2	$2,142.8	$2,082.1

Costs and Expenses:
Cost of providing services and products sold	558.5	510.1	1,507.4	1,441.7
Selling, general and administrative	156.6	150.3	478.4	440.2
Research and development costs	18.7	15.1	58.2	37.4
Depreciation	30.0	29.2	90.8	87.0
Amortization	3.0	6.0	9.2	9.9
Restructuring charges	12.8	—	12.8	14.1
Asset impairment	76.1	207.5	108.6	207.5

Total costs and expenses	855.7	918.2	2,265.4	2,237.8

Operating Loss	(90.3)	(242.0)	(122.6)	(155.7)
Equity in Earnings of Cellular Partnerships	10.2	7.7	31.7	25.8
Other Income (Expense), net	(0.6)	9.6	(10.4)	7.7
Interest Expense	(7.4)	(5.5)	(21.1)	(13.3)

Loss Before Income Taxes	(88.1)	(230.2)	(122.4)	(135.5)
Income Tax Benefit	(2.1)	(90.2)	(3.5)	(71.9)

Net Loss	$(86.0)	$(140.0)	$(118.9)	$(63.6)

Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	$(5.4)	$(9.1)	$21.1	$(13.5)
Change related to pension liability	—	—	—	1.4
Unrealized gain (loss) on hedging activities	13.5	(25.5)	36.1	(104.2)

Total other comprehensive income (loss)	8.1	(34.6)	57.2	(116.3)

Total Comprehensive Loss	$(77.9)	$(174.6)	$(61.7)	$(179.9)

Loss Per Common Share:
Basic	$(0.70)	$(1.15)	$(0.97)	$(0.51)

Diluted	$(0.70)	$(1.15)	$(0.97)	$(0.51)

Weighted Average Common Shares Outstanding:
Basic	122.9	122.0	122.7	124.0
Diluted	122.9	122.0	122.7	124.0

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In Millions)	(Unaudited) September 30, 2009	December 31, 2008

ASSETS
Current Assets
Cash and cash equivalents	$336.3	$240.0
Receivables, net of allowances of $13.8 and $10.8	479.0	523.8
Deferred income tax benefits	84.6	85.8
Prepaid expenses	45.3	36.0
Other current assets	69.0	92.4

Total current assets	1,014.2	978.0
Property and equipment, net	378.2	420.9
Goodwill, net	1,046.5	1,034.9
Other intangibles, net	56.1	68.8
Investment in Cellular Partnerships	53.7	51.4
Deferred charges	53.9	243.8
Other assets	60.9	43.6

Total Assets	$2,663.5	$2,841.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt maturing within one year	$73.9	$259.5
Payables, deferred revenue and other current liabilities	484.0	538.7

Total current liabilities	557.9	798.2
Long-term debt	530.0	406.4
Deferred income tax liability	128.3	39.5
Accrued pension liability	137.0	138.2
Deferred revenue	110.3	134.9
Other long-term liabilities	99.1	174.1

Total liabilities	1,562.6	1,691.3

Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized; none outstanding	—	—
Common shares – without par value, 500.0 authorized; 183.2 and 182.8 issued, 123.0 and 122.1 outstanding, as of September 30, 2009 and December 31, 2008, respectively	1,043.4	1,034.2
Treasury stock – 60.3 shares in 2009 and 60.7 in 2008	(1,043.8)	(1,050.0)
Retained earnings	1,180.5	1,302.3
Accumulated other comprehensive loss	(79.2)	(136.4)

Total shareholders’ equity	1,100.9	1,150.1

Total Liabilities and Shareholders’ Equity	$2,663.5	$2,841.4

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,

(Amounts in Millions)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(118.9)	$(63.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	100.0	96.9
Asset impairment	108.6	207.5
Deferred income tax benefit	(7.3)	(64.2)
Equity in earnings of Cellular Partnerships	(31.7)	(25.8)
Stock compensation expense	14.0	14.6
Changes in assets and liabilities:
Change in receivables	90.4	(4.9)
Change in other current assets	24.6	14.0
Change in deferred charges, net	94.7	(111.7)
Change in other assets and liabilities	(42.1)	32.7
Change in payables and other current liabilities	(40.5)	(25.4)
Other, net	(0.1)	(1.8)

Net cash provided by operating activities	191.7	68.3

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(59.8)	(72.3)
Proceeds from disposal of property and equipment	—	8.4
Return of capital from Cellular Partnerships	29.6	32.7
Acquisitions, net of cash acquired	(3.1)	(307.8)

Net cash used in investing activities	(33.3)	(339.0)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) borrowings of debt, net	(62.1)	403.3
Purchase of treasury shares	—	(116.6)

Net cash (used) provided by financing activities	(62.1)	286.7

Net increase in cash and cash equivalents	96.3	16.0
Cash and cash equivalents at beginning of period	240.0	120.3

Cash and cash equivalents at end of period	$336.3	$136.3

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

The Company reports three segments: (i) Customer Management, which provides agent-assisted services, automated self-service, and technology solutions; (ii) Information Management, which provides business support system and operational support system solutions; and (iii) Human Resources (HR) Management, which provides global human resource business process outsourcing solutions.

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

The Company files annual, quarterly, current reports and proxy statements with the SEC. These filings are available to the public over the Internet on the SEC’s web site at http://www.sec.gov and on the Company’s web site at http://www.convergys.com. You may also read and copy any document we file with the SEC at its public reference facilities in Washington, D.C. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. You can also inspect reports, proxy statements and other information about Convergys at the offices of the NYSE Euronext, 11 Wall Street, New York, New York 10005.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FAS No. 162,” now codified as FASB Topic 105, “Generally Accepted Accounting Principles,” (FASB ASC Topic 105) in the ASC as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In June 2008, the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which was primarily codified into FASB Topic 260, “Earnings Per Share” in the ASC. This guidance requires the use of the two-class method of computing earnings per share for companies with participating securities. This Standard considers unvested share-based payment awards that contain rights to receive nonforfeitable dividends during the vesting period to be participating securities. The Company’s outstanding Share-Based Payment awards do not allow the participant rights to receive dividends until the award fully vests. The adoption of this guidance beginning January 1, 2009 had no impact on the Company’s earnings per share calculation for the periods ended through September 30, 2009.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which was primarily codified in FASB Topic 715, “Compensation – Retirement Benefits” in the ASC. This guidance impacts an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the effect that this guidance will have on its disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which was codified in FASB Topic 855, “Subsequent Events” in the ASC. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Specifically, the guidance addresses the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company evaluated all events or transactions that occurred after September 30, 2009 through November 4, 2009, the date we issued these financial statements. During this period, the Company did not have any material nonrecognizable subsequent events. Also see Note 17 for disclosures related to the Company’s subsequent events.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS No. 166). SFAS No. 166, which has not yet been codified in the ASC, is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company will provide the disclosures required by this Standard in the first quarter of 2010.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (ASU 2009-13) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2009-13 or ASU 2009-14 on the Company’s consolidated results of operations and financial condition.

(3)	STOCK-BASED COMPENSATION PLANS

The Company’s operating results for the three and nine months ended September 30, 2009 included long-term incentive plan expense of $2.0 and $12.2, respectively, compared to $2.9 and $13.1, respectively, for the same periods in 2008. Long-term incentive plan expense includes: (a) incentive plan expense that is paid in cash based on relative shareholder return and (b) stock compensation expense. Stock compensation expense for the three and nine months ended September 30, 2009 was $4.8 and $14.0, respectively, compared to $5.1 and $14.6 respectively, for the same periods in 2008.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2009 is presented below:

Shares in Millions Except Per Share Amounts	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Fair Value at Date of Grant (per share)
Outstanding and exercisable at Jan. 1, 2009	9.3	$30.69
Exercised	—	—
Forfeited/cancelled	(1.4)	22.63

Outstanding and exercisable at September 30, 2009	7.9	$32.15	1.6	$13.26

Restricted Stock Awards

During the first nine months of 2009, the Company granted 2.8 million shares of restricted stock units at a weighted-average fair value of $7.68. Included in the above were approximately 1.8 million shares of performance-related restricted stock units granted at the fair value of $7.37 per share that vest upon the Company’s satisfaction of certain financial conditions (relative shareholder return versus the S&P 500 return) as of December 31, 2011. During the first nine months of 2008, the Company granted 1.6 million shares of restricted stock units at a weighted average fair value of $12.91. Included in the above were approximately 1.2 million shares of performance-related restricted stock units granted at the fair value of $12.10 per share that vest upon the Company’s satisfaction of certain financial performance conditions (relative shareholder return versus the S&P 500 return) as of December 31, 2010.

The Company used a Monte Carlo simulation model to estimate the fair value for performance-based restricted stock units issued during 2009 and 2008. The assumptions used in this model for the awards are noted in the table below. Expected volatilities for the 2009 performance awards are based on historical volatility and daily returns for the three-year period ended January 1, 2009 of the Company’s stock and S&P 500 companies. The total stock return for the Company over the performance period is based on comparing Convergys’ average closing price from the fourth quarter of 2008 with the average expected closing price for the fourth quarter of 2011. For the 2009 performance awards, the total stock return of the S&P 500 companies is computed by comparing the average closing price of the S&P 500 companies from the fourth quarter of 2008 with the average expected closing price for the fourth quarter 2011. The risk-free interest rate for the expected term of the award granted is based on the U.S. Treasury yield curve in effect at the time of grant.

	September 30, 2009	September 30, 2008
Expected volatility	52.8%	30.1%
Expected term (in years)	3.0	3.0
Risk-free interest rate	1.2%	2.1%

The total compensation cost related to non-vested restricted stock and restricted stock units not yet recognized as of September 30, 2009 was approximately $22, which is expected to be recognized over a weighted average of 1.2 years. Changes to non-vested restricted stock and restricted stock units for the nine months ended September 30, 2009 were as follows:

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2008	3.6	$16.82
Granted	2.8	7.68
Vested	(0.6)	20.93
Forfeited	(0.8)	16.00

Non-vested at September 30, 2009	5.0	$12.17

(4)	BUSINESS RESTRUCTURING CHARGES

2009 Restructuring

During the third quarter of 2009, the Company initiated a restructuring plan. The total charge of $12.8 included $9.7 of severance-related charges and $3.1 of facility-related charges. The $9.7 of severance-related charges were comprised of $3.7 at HR Management, related to terminating employees across the globe in order to align resources to expected future revenue, $3.5 of severance at Customer Management, largely resulting from an unexpected reduction in the size of one international program, and $2.5 at Information Management related to shifting the geographic mix of certain resources and further streamlining of operations to support growth. The severance charge of $9.7 will largely be paid in cash pursuant to the Company’s existing severance policy and employment agreements. These actions will affect approximately 300 professional and administrative employees worldwide and are expected to be mostly completed by the end of 2009.

2009
Severance charge	$9.7
Severance payments	(0.6)

Balance at September 30	$9.1

The $3.1 facility-related charge at Information Management relates to additional lease rent accruals for a property that was closed during 2007. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. The Company used estimates, based on consultation with its real estate advisors, to arrive at the proceeds from any future sublease agreements. The Company will continue to evaluate this estimate in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to this facility closure in the future. At September 30, 2009, this restructuring reserve had an outstanding balance of $3.4, which will be paid over several years until the lease expires.

2008 Restructuring

As discussed more fully in the “Restructuring” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company initiated restructuring plans both in the first and fourth quarters of 2008. Restructuring liability activity for the 2008 plans consisted of the following:

	2009	2008
Balance at January 1	$22.1	$—
Severance charge	—	14.1
Severance payments	(20.2)	(9.2)
Balance at September 30	$1.9	$4.9

These actions are expected to be completed during 2009.

(5)	FAIR VALUE DISCLOSURES

The following table summarizes the Company’s assets and liabilities measured and reported in the Financial Statements at fair value on a recurring basis as of September 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy defined by FASB Topic 820, “Fair Value Measurement and Disclosures,” in the ASC are as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	September 30, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$10.1	—	$10.1	—
Derivative liabilities	$57.0	—	$57.0	—

Effective January 1, 2009, the Company adopted Fair Value Measurements and Disclosures Topic, ASC 820-10-15-1a, for all nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of the guidance for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis did not impact the Company’s financial position or results of operations for the nine months ended September 30, 2009.

During the third quarter of 2009, as described in Note 8 in the Notes to Consolidated Financial Statements below, the Company restructured a significant contract during the current quarter. This restructuring constituted a triggering event requiring the Company to evaluate the recoverability of certain assets associated with this contract. For the deferred charges and certain long-lived assets, as the carrying value was determined to not be recoverable, the Company determined the fair value of these assets in accordance with FASB Subtopic 360-10, “Impairment or Disposal of Long-Lived Assets” in the ASC.

In accordance with the provisions of the guidance above, deferred charges, which the Company categorizes as long-lived assets held and used, with a carrying amount of $67.2 were written down to their fair value of $0. Other long-lived assets held and used with a carrying amount $8.9 were written down to their fair value of $0. These write-downs resulted in an impairment charge of $76.1, which was included in earnings for the period.

Fair values of cash equivalents, short-term investments and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. The fair value of short-term debt approximates its recorded value because of its short-term nature.

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS

As discussed more fully in the “Goodwill and Other Intangible Assets” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company is required to test goodwill for impairment annually and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The Company performed a goodwill impairment test for the HR Management segment as of September 30, 2009 and determined that the $69.1 of goodwill related to HR Management was not impaired. The review was triggered as a result of restructuring one large HR Management contract as well as the large implementation-related and asset impairment charges taken during the third quarter of 2009 as described in Note 8 of the Notes to Consolidated Financial Statements.

Goodwill increased to $1,046.5 at September 30, 2009 from $1,034.9 at December 31, 2008. The increase includes currency movements and earn-out payments of $3.1 related to the Ceon Corporation acquisition completed during the fourth quarter of 2008. The Company is obligated to make additional earn-out payments of up to $18.4 related to the Ceon acquisition if certain performance targets are met through December 31, 2009. Since these contingent payments are based on achievement of performance targets, actual payments are expected to be less than $7.

Intangible assets (including software and customer relationships) decreased to $95.3 at September 30, 2009 from $114.7 at December 31, 2008. Evaluation of intangible assets during the second quarter of 2009 resulted in recording an impairment charge of $3.8 related to certain acquired intangible assets. As of September 30, 2009, the Company’s total intangible assets, acquired primarily through business combinations, consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$92.2	$(53.0)	$39.2
Trademarks	12.0	(4.7)	7.3
Customer relationships and other intangibles	164.0	(115.2)	48.8
Total	$268.2	$(172.9)	$95.3

The intangible assets are being amortized using the following amortizable lives: two to eight years for software, four years for trademarks and five to twelve years for customer relationships and other. The remaining weighted average depreciation period for software is 5.7 years. The remaining weighted average amortization period for trademarks, customer relationships and other intangibles is 6.6 years.

Customer relationships, trademarks and other intangibles amortization expense was $9.2 and $9.9 for the nine months ended September 30, 2009 and 2008, respectively, and is estimated to be approximately $12 for the year ended December 31, 2009. The related estimated expense for the five subsequent fiscal years is as follows:

For the year ended 12/31/10	$11
For the year ended 12/31/11	11
For the year ended 12/31/12	10
For the year ended 12/31/13	7
For the year ended 12/31/14	3
Thereafter	$11

(7)	ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

As discussed more fully in the “Income Taxes” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company follows the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (the guidance of which has subsequently been codified primarily in FASB Topic 720, “Income Taxes” in the ASC).

The liability for unrecognized tax benefits was $67.3 and $62.0 at September 30, 2009 and December 31, 2008, respectively, and is included in other long-term liabilities in the accompanying Consolidated Financial Statements. The total amount of unrecognized tax benefits that would affect income tax expense, if ever recognized in the Consolidated Financial Statements is $58.7. This amount includes interest and penalties of $16.3. The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease between $15 and $25 in the next twelve months based upon the resolution of audits; however, actual developments in this area could differ from those currently expected.

(8)	DEFERRED CHARGES, DEFERRED REVENUE AND ASSET IMPAIRMENT

During the nine months ended September 30, 2009 and 2008, the Company capitalized $147.8 and $206.0, respectively, of client acquisition and implementation costs. The related amortization for these periods was $31.3 and $56.3, respectively. The Company also recognized implementation-related and asset impairment charges of $354.2 during the nine months ended September 30, 2009 (of which $224.6 was recorded in the third quarter of 2009, $121.0 was recorded during the second quarter of 2009 and $8.6 was recorded during the first quarter of 2009) and $272.9 during the nine months ended September 30, 2008. These charges were recorded in the HR Management segment and mostly related to two large HR Management contracts. During the nine months ended September 30, 2009 and 2008, the Company deferred implementation revenue of $80.2 and $73.8, respectively. The related deferred revenue amortization for these periods was $32.1 and $38.7, respectively. Also during the third quarter of 2009, the Company recognized on an accelerated basis $106.3 of deferred implementation revenue related to one of its HR Management contracts.

As described in more detail in the “Deferred Charges” section in Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company often performs, in connection with its outsourcing arrangements, certain set-up activities or implementations, including the installation and customization of software. In connection with these arrangements, the Company capitalizes all direct and incremental multiple-element costs (by analogy to authoritative guidance for the accounting for nonrefundable fees and costs associated with originating or acquiring loans and initial direct costs of leases) to the extent recovery of these costs is probable. Deferred amounts are periodically evaluated for impairment or when circumstances indicate a possible inability to recover their carrying amounts. In the event these costs are not deemed recoverable, the Company follows the authoritative guidance for the accounting for the impairment or disposal of long lived assets to determine if impairment exists. The Company evaluates the probability of recovery by considering profits to be earned during the term of the related contract, the creditworthiness of the client and, if applicable, termination for convenience fees payable by the client in the event that the client terminates the contract early. When implementation costs are deemed not recoverable in accordance with the Company’s accounting policy, such excess costs are expensed even if the contract is profitable over its term.

The implementation-related and impairment charges noted above that were recorded both during 2009 and 2008 primarily related to two large HR Management contracts. The Company has restructured one of the large HR Management contracts to terminate future implementation obligations related to services not already live and continue providing services already operational. As a result, during the third quarter of 2009, all of the capitalized implementation costs related to this contract were written off and a portion of implementation revenue was recognized. The $224.6 charge recorded during the three months ended September 30, 2009 includes: (a) $148.5 recorded within cost of providing services and products sold representing previously deferred implementation costs incurred for services that will not be operational and (b) $76.1 reported as asset impairment related to previously deferred costs pertaining to services already operational that as of September 30, 2009 were projected to no longer be profitable. After the write-off the contract is expected to be profitable over its remaining contract term. During the third quarter of 2008, the Company recorded $272.9 of impairment and implementation charges, of which $207.5 was due to asset impairment and $65.4 was due to expensing of implementation costs that exceeded the termination for convenience fees in the contracts at September 30, 2008.

(9)	PAYABLES AND OTHER CURRENT LIABILITIES

	At Sept. 30, 2009	At Dec. 31, 2008
Accounts payable	$41.8	$68.5
Accrued income and other taxes	25.7	26.8
Accrued payroll-related expenses	126.3	126.1
Derivative liabilities	26.4	43.5
Accrued expenses, other	154.7	158.0
Deferred revenue and government grants	94.7	92.7
Restructuring and exit costs	14.4	23.1

	$484.0	$538.7

(10)	EMPLOYEE BENEFIT PLANS

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

Benefits for the executive deferred compensation plan are based on each individual participant’s deferral, along with matching contributions and investment earnings on the participant’s account. Benefits for the supplemental plan are based on age, years of service and eligible pay. Funding of the qualified portion of the Cash Balance Plan has been achieved through contributions made to a trust fund. The contributions have been determined using prescribed methods in accordance with the Pension Protection Act of 2006. Due to current funded status of the Cash Balance Plan and mandatory legislative requirements under the Pension Protection Act, beginning April 28, 2009, the lump sum payment option from the Cash Balance Plan has been partially restricted. The Company’s measurement date for all plans is December 31. The projected unit credit cost method is used for determining the unfunded executive pension cost for financial reporting purposes. The plan assumptions are evaluated annually and are updated as necessary.

Components of pension cost for the Cash Balance Plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$—	$—	$—	$4.5
Interest cost on projected benefit obligation	2.9	2.7	9.0	9.2
Expected return on plan assets	(2.6)	(3.2)	(7.8)	(10.8)
Curtailment loss	—	—	—	4.0
Settlement loss	—	6.1	—	6.1
Amortization and deferrals - net	1.1	(0.4)	4.4	0.8

Pension cost	$1.4	$5.2	$5.6	$13.8

Components of pension cost for the unfunded executive pension plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$0.3	$0.5	$1.1	$1.6
Interest cost on projected benefit obligation	0.5	0.9	1.5	2.6
Settlement loss	—	0.2	—	3.3
Amortization and deferrals—net	(0.3)	0.1	(0.5)	0.4

Pension cost	$0.5	$1.7	$2.1	$7.9

The Company contributed $6.6 to fund its Cash Balance Plan during the first nine months of 2009 and expects to contribute $1.1 during the fourth quarter of 2009.

(11)	SHAREHOLDERS’ EQUITY

There were no shares repurchased during the three and nine months ended September 30, 2009 and during the three months ended September 30, 2008. During the nine months ended September 30, 2008, the Company repurchased 7.7 million shares of Convergys stock for a total cost of $116.6. As of September 30, 2009, the Company has authorization to repurchase 7.1 million common shares pursuant to the available share repurchase authorizations.

(12)	COMMITMENTS AND CONTINGENCIES

C o m m i t m e n t s

The Company leases certain equipment and facilities used in its operations under operating leases. This includes its office complex in Orlando, Florida, which is leased from Wachovia Development Corporation (Lessor), a wholly owned subsidiary of Wells Fargo & Company, under an agreement that expires in June 2010. Upon termination or expiration of the lease, the Company must either purchase the property from the Lessor for $65.0 or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than the $65.0, the amount paid by the Lessor for the purchase of the complex from an unrelated third party, the Company has agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, the Company is entitled to collect the excess. As of September 30, 2009, the Company has recognized a liability of approximately $12 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. The Company recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which is being amortized to rental expense over the lease term. The liability will remain on the Balance Sheet until the end of the lease term. Under the terms of the lease, the Company will also provide certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. The Company does not expect such amounts, if any, to be material. The Company has concluded that it is not required to consolidate the Lessor pursuant to authoritative guidance for the consolidation of variable interest entities included within FASB Topic 810, “Consolidation” in the ASC.

At September 30, 2009, the Company had outstanding letters of credit of approximately $45 and other bond obligations of approximately $41 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material.

The Company also has purchase commitments with telecommunications providers of approximately $8 for the remainder of 2009 and $25 for 2010.

C o n t i n g e n c i e s

The Company from time to time is involved in various loss contingencies, including tax and legal contingencies that arise in the ordinary course of business. Pursuant to the guidance of FASB Topic 450, “Contingencies,” in the ASC, the Company accrues for a loss contingency when it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. At this time, the Company believes that the results of any such contingencies, either individually or in the aggregate, will not have a materially adverse effect on the Company’s results of operations or financial condition. However, the outcome of any litigation cannot be predicted with certainty. An unfavorable resolution of one or more pending matters could have a materially adverse impact on the Company’s results of operations or financial condition in the future.

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

On September 26, 2006, the District Court granted the Plaintiffs’ motion to certify a class of people who purchased Intervoice stock during the Class Period. On November 14, 2006, the Fifth Circuit granted Intervoice’s petition to appeal the District Court’s decision to grant Plaintiffs’ motion to certify a class. On January 8, 2008, the Fifth Circuit vacated the District Court’s class-certification order and remanded the case to the District Court for further consideration in light of a new decision rendered by the Fifth Circuit in the case of Oscar Private Equity Investments v. Allegiance Telecom, Inc. The parties filed briefing in the District Court regarding class certification based on the Fifth Circuit’s new decision. On July 7, 2009, the District Court ordered the parties to file additional briefing regarding class certification in light of the Fifth Circuit’s more recent decision in Alaska Electric Pension Fund v. Flowserve Corporation. On October 26, 2009, the District Court denied the Plaintiffs’ motion to certify a class. The named plaintiffs’ claims remain pending in the District Court. The Plaintiffs’ have until November 9, 2009 to seek permission from the Fifth Circuit to appeal the District Court’s order denying class certification.

Since 2002, the Company has been cooperating with the U.S. Department of Labor’s wage and hour division (DOL) on a number of matters to investigate and resolve allegations of the Company’s incorrect measurement of hourly call center employees’ work time. The Company expects to conclude its negotiations with the DOL, and to reach a mutually-satisfactory resolution in 2009. Such resolution would involve, among other things, the payment of back wages to some of the Company’s U.S. agents. The Company expects that the outcome of this DOL matter will not individually or in the aggregate have a material adverse effect on the Company’s results of operations or financial condition.

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

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Customer Management	$491.6	$483.2	$1,503.1	$1,428.2
Information Management	99.2	133.6	321.9	457.9
HR Management	174.6	59.4	317.8	196.0

	$765.4	$676.2	$2,142.8	$2,082.1

Depreciation:
Customer Management	$16.8	$15.0	$50.5	$43.7
Information Management	5.7	6.6	17.7	21.7
HR Management	2.1	2.4	7.0	6.5
Corporate	5.4	5.2	15.6	15.1

	$30.0	$29.2	$90.8	$87.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Amortization:
Customer Management	$2.0	$1.4	$5.6	$2.4
Information Management	0.9	4.0	2.9	5.7
HR Management	0.1	0.6	0.7	1.8

	$3.0	$6.0	$9.2	$9.9

Restructuring Charges:
Customer Management	$3.5	$—	$3.5	$5.4
Information Management	5.6	—	5.6	6.9
HR Management	3.7	—	3.7	1.8

	$12.8	$—	$12.8	$14.1

Asset Impairment:
HR Management	$76.1	$207.5	$108.6	$207.5

	$76.1	$207.5	$108.6	$207.5

Operating Income (Loss):
Customer Management	$33.5	$23.3	$110.7	$64.6
Information Management	3.3	17.4	32.8	84.8
HR Management	(124.9)	(279.8)	(253.8)	(288.9)
Corporate	(2.2)	(2.9)	(12.3)	(16.2)

	$(90.3)	$(242.0)	$(122.6)	$(155.7)

Capital Expenditures: (1)
Customer Management	$7.3	$10.9	$33.5	$29.3
Information Management	2.9	4.1	10.0	15.2
HR Management	0.8	1.8	3.5	7.1
Corporate (2)	3.5	5.7	12.8	20.7

	$14.5	$22.5	$59.8	$72.3

(1)	Excluding proceeds from the disposal of property and equipment.
(2)	Includes shared services-related capital expenditures.

	At Sept. 30,	At Dec. 31,
	2009	2008
Goodwill:
Customer Management	$783.2	$776.4
Information Management	194.2	189.4
HR Management	69.1	69.1

	$1,046.5	$1,034.9

(14)	LOSS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share (EPS) computations:

Three Months Ended September 30, 2009	Net Loss	Shares	Per Share Amount
Basic EPS	$(86.0)	122.9	$(0.70)
Effect of dilutive securities:
Stock-based compensation arrangements	—	—	—

Diluted EPS	$(86.0)	122.9	$(0.70)

Nine Months Ended September 30, 2009
Basic EPS	$(118.9)	122.7	$(0.97)
Effect of dilutive securities:
Stock-based compensation arrangements	—	—	—

Diluted EPS	$(118.9)	122.7	$(0.97)

Three Months Ended September 30, 2008
Basic EPS	$(140.0)	122.0	$(1.15)
Effect of dilutive securities:
Stock-based compensation arrangements	—	—	—

Diluted EPS	$(140.0)	122.0	$(1.15)

Nine Months Ended September 30, 2008
Basic EPS	$(63.6)	124.0	$(0.51)
Effect of dilutive securities:
Stock-based compensation arrangements	—	—	—

Diluted EPS	$(63.6)	124.0	$(0.51)

The diluted EPS calculation for the three and nine months ended September 30, 2009 and September 30, 2008 excludes the effect of dilutive securities because of the loss from operations.

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

The Company serves many of its U.S.-based clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Canadian dollars (CAD), Philippine pesos (PHP) or Indian rupees (INR), which represents a foreign exchange exposure. The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward exchange contracts and options with several financial institutions. These instruments mature within the next 48 months and had a notional value of $707.7 at September 30, 2009 and $866.7 at December 31, 2008. The derivative instruments discussed above are designated and effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	September 30, 2009	December 31, 2008
Forward exchange contracts and options designated as hedging instruments under SFAS No. 133
Included within other current assets	$10.1	$1.8
Included within other current liabilities	25.4	40.8
Included within other long-term liabilities	30.6	60.6

The Company recorded a deferred tax benefit of $16.5 related to these derivatives at September 30, 2009, compared to $35.8 at December 31, 2008. A total of $30.5 and $66.6 of deferred losses, net of tax, related to these cash flow hedges at September 30, 2009 and December 31, 2008, respectively, were accumulated in Other Comprehensive Income (OCI). As of September 30, 2009, deferred losses of $17.2 ($11.2 net of tax), on derivative instruments included in accumulated OCI are expected to be reclassified into earnings during the next twelve months. The following table provides the effect of these derivative instruments on the Company’s Consolidated Financial Statements for the nine months ended September 30, 2009:

Derivatives in Statement 133 Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign exchange contracts	$26.4	$(26.8)	- Cost of providing services and products sold - Selling, general and administrative

The gain recognized related to the ineffective portion of the derivative instruments was immaterial for the nine months ended September 30, 2009.

The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. During the nine months ended September 30, 2009 and 2008, losses of $9.2 and $3.8, respectively, were recognized related to changes in fair value of these derivative instruments not designated as hedges. The losses largely offset the currency gains that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income, net in the accompanying Consolidated Statements of Operations. The fair value of these derivative instruments not designated as hedges at September 30, 2009, was a net payable of $1.1.

A few of the Company’s counter party agreements related to derivative instruments contain provisions that require that the Company maintain collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments in liability position on September 30, 2009 is $55.9 for which the Company has posted collateral of approximately $8.4. Further downgrades in the Company’s credit ratings and/or changes in the foreign currency markets could trigger additional collateral to counterparties.

(16)	ASSET SECURITIZATION

During the second quarter of 2009, the Company entered into a $125 asset securitization facility collateralized by accounts receivables of certain of its subsidiaries, of which $50 expires in June 2010 and $75 expires in June 2012. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. The asset securitization facility does not qualify for sale treatment under the authoritative guidance for the accounting for transfers and servicing of financial assets and extinguishments of liabilities included in FAS Topic 860, “Transfers and Servicing,” in the ASC. Accordingly, the accounts receivable and related debt obligation will remain on the Company’s Consolidated Balance Sheet. As of September 30, 2009, this facility remains undrawn.

(17)	SUBSEQUENT EVENTS

As of September 30, 2009, the Company’s 4.875% unsecured Senior Notes (4.875% Senior Notes) that are due in December 2009 had an outstanding balance of $192.6. During the third quarter of 2009, the Company announced an exchange offer (Exchange Offer) for up to $122.5 aggregate principal amount of its outstanding 4.875% Senior Notes. Under the terms of the Exchange Offer, the Company offered to exchange $1,020 principal amount of its new 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Debentures) for each $1,000 principal amount of its 4.875% Senior Notes. Upon settlement of the Exchange Offer on October 13, 2009, the Company issued a total of approximately $125.0 aggregate principal amount of the 2029 Debentures in exchange for $122.5 of the 4.875% Senior Notes. Following the settlement of the exchange in October, approximately $70.1 aggregate principal amount of the 4.875% Senior Notes remain outstanding that will be fully paid in December 2009.

The Company will account for the 2029 Debentures under the guidance of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash

Settlement),” which has been codified primarily under FASB Topic 470, “Debt,” in the ASC. This guidance requires the fair value of the 2029 Debentures to be allocated between the debt and equity components of the instrument, net of any related deferred taxes. The Company will accrete the resulting discount on the liability component of the 2029 Debentures as additional interest expense over the life of the 2029 Debentures.

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

We report three segments: (i) Customer Management, which provides agent-assisted services, automated self-service, and technology solutions; (ii) Information Management, which provides business support system and operational support system (BSS/OSS) solutions; and (iii) Human Resource (HR) Management, which provides global human resource business process outsourcing solutions.

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

Agent-related revenues, which account for approximately 90% of Customer Management revenues for the first nine months of 2009, are typically recognized as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. In a limited number of engagements where the client pays a fixed fee, we recognize revenues based on the specific facts and circumstances of the engagement, using the proportional performance method or upon final completion of the engagement. Customer Management remaining revenues are derived from the sale of premise-based and hosted automated self-care and technology solutions. License, professional and consulting and maintenance & software support services revenues recognized from sale of these advanced speech recognition solutions are recognized pursuant to authoritative guidance for software revenue recognition.

During the first nine months of 2009, Customer Management revenues increased 5% to $1,503.1 compared to the prior year. The increase in revenue from the Intervoice acquisition was partially offset by lower agent-related revenue. Intervoice revenues were approximately $123.9 in the first nine months of 2009 compared to $14.2 for the same period in the prior year due to the timing of the completion of that acquisition. Customer Management operating income and operating margin were $110.7 and 7.4%, respectively, compared with $64.6 and 4.5% in the prior year. Year-over-year margin improvement was largely driven by effective contact center workforce management.

Information Management

Our Information Management segment serves clients principally by providing and managing complex BSS/OSS services.

License and related support and maintenance fees, which accounted for 35% of Information Management revenues for the first nine months of 2009, are earned under perpetual and term license arrangements. The Company invoices its clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. Fees for support and maintenance normally are charged in advance either on an annual, quarterly or monthly basis. Professional and consulting services for installation, implementation, customization, migration, training and managed services accounted for 36% of Information Management revenues for the nine months ended September 30, 2009. The professional and consulting fees are either invoiced monthly to the Company’s clients based on time and material costs incurred at contractually agreed upon rates or, in some instances, for a fixed fee. Information Management remaining revenues consist of monthly fees for processing client transactions in Information Management data centers and, in some cases, the clients’ data centers. These data processing revenues are recognized based on the number of invoices, subscribers or events that are processed by Information Management using contractual rates.

During the first nine months of 2009, Information Management revenue was $321.9, a 30% decline compared to the same period last year due to the negative impact of North American client migrations as well as international project completions partially offset by revenues from a new client. Information Management operating income and operating margin for the first nine months of 2009 were $32.8 and 10.2%, respectively, compared with $84.8 and 18.5%, respectively, in the prior year period. The decline in operating income during the first nine months of 2009 was due to the decline in revenues.

Information Management continues to face competition as well as consolidation within the communications industry. AT&T, our largest client, is in the process of migrating its subscribers from the legacy wireless billing system that we currently support through a managed services agreement onto AT&T’s other wireless billing system. In addition, AT&T acquired several other Convergys clients. We anticipate the loss of revenue resulting from the AT&T related migrations to be approximately $30 in 2009 compared to our 2008 Information Management revenues and $40 in 2010 compared to our 2009 Information Management revenues. The impact of this migration on our first nine months of 2009 revenues was approximately $18 compared to the first nine months of 2008 Information Management revenues.

In September 2005, Sprint PCS, a large data processing outsourcing client, completed its acquisition of Nextel Communications. In 2006, Sprint Nextel informed us that it intended to consolidate its billing systems onto a competitor’s system. The migration began in 2006 and was substantially completed by June 30, 2008. Revenues from Sprint Nextel were down approximately $48 for the first nine months of 2009 compared to the corresponding period last year. We expect revenue from Sprint Nextel to be down by approximately $50 for the full year 2009 compared to our 2008 Information Management revenues and down by approximately $10 in 2010 compared to our 2009 Information Management revenues.

These revenue declines are incorporated in our 2009 guidance discussed in the “Business Outlook” section, and we do not expect these migrations to have a material impact on our liquidity and capital resources.

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

During the first nine months of 2009, HR Management revenues increased to $317.8 compared to the prior year revenue of $196.0. This increase includes accelerated recognition of deferred implementation revenue of $106.3 in the third quarter of 2009 related to one of the large HR Management contracts. HR Management operating loss for the nine months ended September 30, 2009 was $253.8 compared to a loss of $288.9 in the prior year period. In addition to the $106.3 of implementation revenue described above, operating results include implementation-related and asset impairment charges of $354.2 during the nine months ended September 30, 2009 and $272.9 during the nine months ended September 30, 2008. The implementation-related and impairment charges noted above mostly related to two large HR Management contracts. The Company has restructured one of those large HR Management contracts to terminate future implementation obligations related to services not already live and to continue providing services already live in operation. As a result, during the third quarter of 2009, all of the capitalized implementation costs related to this contract were written off and a portion of implementation revenue, as referenced above, was recognized. The implementation remains on hold for the other large contract and we are actively negotiating with the client to change the scope and other terms of the contract. At this time, we are unable to estimate either the timing or the net impact these contract restructurings could have to our financial statements.

We have begun a series of actions intended to improve the future earnings in HR Management. Actions we are taking include not signing any new HR Management outsourcing business with significant implementation risk, streamlining existing operations, continuing to use additional automation, standardization and leveraging of off-shore labor and using partners to implement projects.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, which are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of the Company, are forward-looking statements. Sometimes these statements will contain words such as “believes,” “expects,” “intends,” “could,” “should,” “will,” “plans,” “anticipates” and other similar words. These statements discuss potential risks and uncertainties; and, therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company expressly states that it has no current intention to update any forward-looking statements, whether as a result of new information, future events or otherwise. See the discussion under Part II, Item 1A of this report and the “Risks Relating to Convergys and Its Business” section of Management Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed Consolidated Financial Statements and segment data. Detailed comparisons of revenue and expenses are presented in the discussions of the operating segments, which follow the consolidated results discussion. Results for interim periods may not be indicative of the results for the full years.

CONSOLIDATED RESULTS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	%	2009	2008	Change	%
Revenues	$765.4	$676.2	$89.2	13	$2,142.8	$2,082.1	$60.7	3
Cost of providing services and products sold	558.5	510.1	48.4	9	1,507.4	1,441.7	65.7	5
Selling, general and administrative	156.6	150.3	6.3	4	478.4	440.2	38.2	9
Research and development costs	18.7	15.1	3.6	24	58.2	37.4	20.8	56
Depreciation	30.0	29.2	0.8	3	90.8	87.0	3.8	4
Amortization	3.0	6.0	(3.0)	(50)	9.2	9.9	(0.7)	(7)
Restructuring charges	12.8	—	12.8	—	12.8	14.1	(1.3)	(9)
Asset impairment	76.1	207.5	(131.4)	(63)	108.6	207.5	(98.9)	(48)

Total costs and expenses	855.7	918.2	(62.5)	(7)	2,265.4	2,237.8	27.6	1

Operating Loss	(90.3)	(242.0)	151.7	(63)	(122.6)	(155.7)	33.1	(21)
Equity in Earnings of Cellular Partnerships	10.2	7.7	2.5	32	31.7	25.8	5.9	23
Other Income (Expense), net	(0.6)	9.6	(10.2)	—	(10.4)	7.7	(18.1)	—
Interest Expense	(7.4)	(5.5)	(1.9)	35	(21.1)	(13.3)	(7.8)	59

Loss Before Income Taxes	(88.1)	(230.2)	142.1	(62)	(122.4)	(135.5)	13.1	(10)
Income Tax Benefit	(2.1)	(90.2)	88.1	(98)	(3.5)	(71.9)	68.4	(95)

Net Loss	$(86.0)	$(140.0)	$54.0	(39)	$(118.9)	$(63.6)	$(55.3)	87
Diluted loss per common share	$(0.70)	$(1.15)	$0.45	(39)	$(0.97)	$(0.51)	$(0.46)	90

Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008

Consolidated revenues for the third quarter of 2009 were $765.4 compared to $676.2 in the prior year. Growth in revenues from HR Management and Customer Management was offset by revenue declines at Information Management. As described more fully under the “HR Management” section on page 29, revenue for the three months ended September 30, 2009 includes $106.3 of previously deferred implementation revenue recognized in the third quarter of 2009 related to one of the large HR Management contracts. Operating loss for the third quarter of 2009 was $90.3 compared to operating loss of $242.0 in the prior year. As described more fully under the “HR Management” section, operating loss for the three months ended September 30, 2009 and 2008 include implementation-related and asset impairment charges of $224.6 and $272.9, respectively. The implementation-related and impairment charges noted above that were recorded both during 2009 and 2008 primarily relate to two large HR Management related contracts. Operating results for the three months ended September 30, 2009 also included restructuring charges of $12.8 mostly to align costs to future growth.

As a percentage of revenues, the cost of providing services and products sold was 73.0% compared to 75.4% during the corresponding period last year, largely due to the HR Management implementation revenue and charges. These charges are described more fully under the “HR Management” section. Selling, general, and administrative expenses of $156.6 increased 4% from the third quarter of 2008. The increase was due to higher selling, general, and administrative expenses at Customer Management, primarily reflecting higher sales and marketing costs to service the expanded client base and extensive global channel partnerships obtained through the Intervoice acquisition. The 24% increase in research and development costs primarily reflects our investments in the automated self-care and technology solutions particularly related to the acquired Intervoice platforms. Compared to the prior year, the $3.0 decrease in amortization expense reflects costs incurred within the Information Management segment in the third quarter of 2008 to write-off certain customer relationship assets. As noted under the heading, “Restructuring Charges,” we recorded a restructuring charge of $12.8 during the third quarter of 2009 mostly related to the realignment of resources to expected revenue growth.

During the third quarter of 2009, we recorded equity income in the Cellular Partnerships of $10.2 compared to equity income of $7.7 in the prior year. Interest expense of $7.4 increased from $5.5 in the prior year reflecting a higher level of debt outstanding throughout the third quarter of 2009 compared to the third quarter of 2008. The $10.2 decrease in other income (expense), net, was due to a foreign exchange loss in the current year and a $6.0 gain on the termination of treasury lock derivative instruments recorded in the third quarter 2008. Our effective tax benefit rate was 2.4% for the three months ended September 30, 2009 compared to an effective tax benefit rate 39.2% in the same period last year.

The low tax benefit rate for the three months ended September 30, 2009 is due to the geographic mix of the HR Management-related charges and income.

As a result of the foregoing, third quarter 2009 net loss and loss per diluted share were $86.0 and $0.70, respectively, compared with net loss and loss per diluted share of $140.0 and $1.15, respectively, in the third quarter of 2008.

Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008

Consolidated revenues for the first nine months of 2009 were $2,142.8 compared to $2,082.1 in the prior year period. Growth in revenues from HR Management and Customer Management was offset by revenue declines at Information Management. As described more fully under the “HR Management” section, revenue for the first nine months of 2009 includes $106.3 of previously deferred implementation revenue recognized in the third quarter of 2009 related to one of the large HR Management contracts. Operating loss for the first nine months of 2009 was $122.6 compared to an operating loss of $155.7 in the prior year period. As described more fully under the “HR Management” section, operating loss for the nine months ended September 30, 2009 and 2008 include implementation-related and asset impairment charges of $354.2 and $272.9, respectively. The implementation-related and impairment charges noted above primarily related to two large HR Management contracts.

As a percentage of revenues, the cost of providing services and products sold was 70.3% compared to 69.2% during the corresponding period last year, largely due to the HR Management accelerated implementation revenue and charges. These charges are described more fully under the “HR Management” section above. Selling, general, and administrative expenses of $478.4 increased 9% compared to the first nine months of 2008. The increase was due to higher selling, general, and administrative expenses at Customer Management, primarily reflecting higher sales and marketing costs to service the expanded client base and extensive global channel partnerships obtained through the Intervoice acquisition. The 56% increase in research and development costs reflects our investments in the automated self-care and technology solutions particularly related to Intervoice platforms and our focused increased spending at Information Management on strategic initiatives to enhance the functionality of our business support system and operational support system offerings. Compared to the prior year, the $3.8 increase in depreciation expense reflects assets that were added due to the Intervoice acquisition during the third quarter of 2008 that were partially offset by decreases at Information Management due to assets that were fully depreciated. As noted under the heading “Restructuring Charges,” we recorded a restructuring charge of $12.8 during the third quarter of 2009 mostly related to the realignment of resources to expected revenue growth. Restructuring charges of $14.1 were recorded during the first quarter of 2008 to align resources to future business needs and to shift the geographic mix of certain resources.

During the first nine months of 2009, we recorded equity income in the Cellular Partnerships of $31.7 compared to equity income of $25.8 in the prior year period. The $18.1 decrease in other income (expense), net, was due to a foreign exchange loss in the current year and a $6.0 gain on the termination of treasury lock derivative instruments recorded in the third quarter 2008. Interest expense of $21.1 increased from $13.3 in the prior year period primarily reflecting a higher level of debt due to the Intervoice acquisition. Our effective tax benefit rate was 2.9% for the nine months ended September 30, 2009 compared to an effective tax benefit rate of 53.1% in the same period last year. The low tax benefit rate for the first nine months of 2009 is due to the geographic mix of the HR Management-related charges and income.

As a result of the foregoing, net loss and loss per diluted share for the first nine months of 2009 were $118.9 and $0.97, respectively, compared with a net loss and loss per diluted share of $63.6 and $0.51, respectively, in the first nine months of 2008.

CUSTOMER MANAGEMENT

	Three Months Ended September 30,			%	Nine Months Ended September 30,			%
	2009	2008	Change		2009	2008	Change
Revenues:
Communications	$296.4	$285.4	$11.0	4	$891.2	$837.4	$53.8	6
Technology	36.8	41.8	(5.0)	(12)	117.0	118.6	(1.6)	(1)
Financial services	71.9	61.8	10.1	16	223.6	180.3	43.3	24
Other	86.5	94.2	(7.7)	(8)	271.3	291.9	(20.6)	(7)

Total revenues	491.6	483.2	8.4	2	1,503.1	1,428.2	74.9	5
Cost of providing services and products sold	305.2	325.6	(20.4)	(6)	935.1	974.6	(39.5)	(4)
Selling, general and administrative	125.1	115.5	9.6	8	380.8	333.2	47.6	14
Research and development costs	5.5	2.4	3.1	—	16.9	4.3	12.6	—
Depreciation	16.8	15.0	1.8	12	50.5	43.7	6.8	16
Amortization	2.0	1.4	0.6	43	5.6	2.4	3.2	—
Restructuring charges	3.5	—	3.5	—	3.5	5.4	(1.9)	(35)

Total costs and expenses	458.1	459.9	(1.8)	—	1,392.4	1,363.6	28.8	2

Operating Income	$33.5	$23.3	$10.2	44	$110.7	$64.6	$46.1	71
Operating Margin	6.8%	4.8%			7.4%	4.5%

Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008

Revenues

Customer Management revenues for the third quarter of 2009 were $491.6, a 2% increase from the third quarter of 2008. This included $41.9 in revenue from Intervoice compared to $14.2 in Intervoice revenue for the third quarter of 2008 from the acquisition that closed on September 3, 2008. The increase in revenues from the Intervoice acquisition was partially offset by a decline in agent-related call volumes.

Revenues from the communications vertical increased 4% from the third quarter of 2008, primarily reflecting growth from the Intervoice acquisition. Revenues from the technology vertical decreased 12% compared to the three months ended September 30, 2008, largely reflecting volume declines from two customers. Revenues from the financial services vertical increased 16% from the third quarter of 2008, primarily reflecting growth from the Intervoice acquisition. Other revenues, which are comprised of clients outside of Customer Management’s three largest verticals, decreased 8% from the third quarter of 2008, reflecting declines in revenues from several retail and manufacturing clients that were partially offset by growth from the Intervoice acquisition.

Costs and Expenses

Customer Management total costs and expenses of $458.1 were relatively flat compared to the prior year period. Customer Management cost of providing services and products sold during the third quarter of 2009 decreased 6% to $305.2 from the third quarter of 2008. As a percentage of revenues, cost of providing services and products sold was 62.1%, down 530 basis points from 67.4% in the prior year period, due to effective live-agent workforce management, as well as positive contribution from the Intervoice acquisition. Selling, general and administrative expenses of $125.1 in the third quarter of 2009 increased 8% compared to the prior year period. This largely reflects higher sales and marketing costs to service the expanded client base and extensive global channel partnerships obtained through the Intervoice acquisition. As a percentage of revenues, selling, general and administrative expenses were 25.4% in the third quarter of 2009 compared to 23.9% in the same period last year. The $3.1 increase in research and development costs reflects our investments in the automated self-care and technology solutions related to the acquired Intervoice platforms. Compared to the prior year period, the $1.8 increase in depreciation expense reflects assets that were added due to the Intervoice acquisition during the third quarter of 2008. As noted under the heading, “Restructuring Charges,” we recorded a restructuring charge of $3.5 during the third quarter of 2009 to align costs to expected future revenue growth.

Operating Income

As a result of the foregoing, Customer Management third quarter 2009 operating income and margin were $33.5 and 6.8%, respectively, compared to $23.3 and 4.8%, respectively, in the third quarter of 2008.

Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008

Revenues

Customer Management revenues were $1,503.1, a 5% increase from the first nine months of 2008. Revenues from the communications vertical increased 6% from the first nine months of 2008, largely reflecting growth from the Intervoice acquisition. Revenues from the financial services vertical increased 24%, reflecting growth both from the Intervoice acquisition as well as from new collection programs in the current year. Other revenues, which are comprised of clients outside of Customer Management’s three largest industries, decreased 7% from the first nine months of 2008. A decline in revenues from several retail clients as a result of the softness in the current economic environment were partially offset by growth from the Intervoice acquisition.

Costs and Expenses

Customer Management total costs and expenses were $1,392.4, a 2% increase from the first nine months of 2008. Customer Management cost of providing services and products sold during the first nine months of 2009 decreased 4% to $935.1 from the first nine months of 2008. As a percentage of revenues, cost of providing services and products sold was 62.2%, down 600 basis points from 68.2% in the prior year period, due to effective live-agent workforce management, as well as positive contribution from the Intervoice acquisition. Selling, general and administrative expenses of $380.8 in the first nine months of 2009 increased 14% compared to the prior year. This largely reflects higher sales and marketing costs to service the expanded client base and extensive global channel partnerships obtained through the Intervoice acquisition. As a percentage of revenues, selling, general and administrative expenses were 25.3% in the first nine months of 2009 compared to 23.3% in the same period last year. The $12.6 increase in research and development costs reflects our investments in the automated self-care and technology solutions related to the acquired Intervoice platforms. Compared to the prior year period, the $6.8 and $3.2 increase in depreciation and amortization expense, respectively, largely reflects assets that were added due to the Intervoice acquisition during the third quarter of 2008. As noted under the heading “Restructuring Charges,” we recorded restructuring charges of $3.5 in the third quarter of 2009 and $5.4 during the first quarter of 2008 to better align cost structure to future business needs.

Operating Income

As a result of the foregoing, Customer Management first nine months of 2009 operating income and margin were $110.7 and 7.4%, respectively, compared to $64.6 and 4.5%, respectively, in the first nine months of 2008.

INFORMATION MANAGEMENT

	Three Months Ended September 30,			%	Nine Months Ended September 30,			%
	2009	2008	Change		2009	2008	Change
Revenues:
Data processing	$24.2	$28.4	$(4.2)	(15)	$93.4	$108.0	$(14.6)	(14)
Professional and consulting	38.7	49.8	(11.1)	(22)	117.3	174.7	(57.4)	(33)
License and other	36.3	55.4	(19.1)	(34)	111.2	175.2	(64.0)	(37)

Total revenues	99.2	133.6	(34.4)	(26)	321.9	457.9	(136.0)	(30)
Cost of providing services and products sold	50.9	69.5	(18.6)	(27)	165.5	243.6	(78.1)	(32)
Selling, general and administrative	19.6	23.3	(3.7)	(16)	56.1	62.0	(5.9)	(10)
Research and development costs	13.2	12.8	0.4	3	41.3	33.2	8.1	24
Depreciation	5.7	6.6	(0.9)	(14)	17.7	21.7	(4.0)	(18)
Amortization	0.9	4.0	(3.1)	(78)	2.9	5.7	(2.8)	(49)
Restructuring charges	5.6	—	5.6	—	5.6	6.9	(1.3)	(19)

Total costs and expenses	95.9	116.2	(20.3)	(17)	289.1	373.1	(84.0)	(23)

Operating Income	$3.3	$17.4	$(14.1)	(81)	$32.8	$84.8	$(52.0)	(61)
Operating Margin	3.3%	13.0%			10.2%	18.5%

Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008

Revenues

Information Management revenues of $99.2 during the third quarter of 2009 were down 26% compared to the corresponding period last year due to North American client migrations and international project completions.

Data processing revenues of $24.2 decreased 15% from the corresponding period last year reflecting North American client migrations partially offset by revenues from a new client. Compared to the prior year period, professional and consulting revenues of $38.7 decreased 22% from the corresponding period last year, largely reflecting international project completions and reduction in services resulting from client migrations. License and other revenues decreased 34% to $36.3, due to international project completions. In addition, prior year included one-time termination revenue of $10.0 from a North American client.

Revenues from Sprint Nextel were down 96%, or approximately $7, in the third quarter of 2009 compared to the corresponding period last year. We expect revenues from Sprint Nextel to be down by approximately $50 for 2009, compared to 2008.

Costs and Expenses

Information Management total costs and expenses were $95.9, a 17% decline from the third quarter of 2008. Compared to prior year, Information Management cost of providing services and products sold during the third quarter of 2009 decreased 27% to $50.9. As a percentage of revenues, cost of providing services and products sold was 51.3% in the third quarter of 2009, down from 52.0% in the third quarter of 2008. Selling, general and administrative expenses of $19.6 in the third quarter of 2009 decreased 16% or approximately $4 compared to the prior year period, primarily due to higher pension-related costs in the third quarter of 2008. As a percentage of revenues, selling, general and administrative expenses were 19.8% in the third quarter of 2009, compared to 17.4% in the prior year period, largely due to revenue declines. Compared to the third quarter of 2008, the $3.1 decrease in amortization expense reflects $3.0 of costs incurred in the third quarter of 2008 to write-off certain customer relationship assets. As noted under the heading, “Restructuring Charges,” we recorded restructuring charges of $5.6 in the third quarter of 2009 related to additional lease rental accruals for a property closed in 2007, shifting of the geographic mix of our resources and streamlining of operations.

Operating Income

As a result of the foregoing, Information Management operating income and operating margin during the third quarter of 2009 were $3.3 and 3.3%, respectively, compared with $17.4 and 13.0%, respectively, during the third quarter of 2008.

Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008

Revenues

Information Management revenues of $321.9 during the first nine months of 2009 were down 30% compared to the corresponding period last year due to North American client migrations and international project completions partially offset by revenues from a new client.

Data processing revenues of $93.4 decreased 14% from the corresponding period last year reflecting North American client migrations partially offset by revenues from a new client. Compared to the prior year period, professional and consulting revenues of $117.3 decreased 33% from the corresponding period last year, reflecting international project completions and reduction in services resulting from client migrations. License and other revenues decreased 37% to $111.2. This reduction is partially due to client migrations and international project completions. In addition, prior year license and other revenues included a large amount of termination revenue from client migrations.

Revenues from Sprint Nextel were down 85%, or approximately $48, in the first nine months of 2009 compared to the corresponding period last year. We expect revenues from Sprint Nextel to be down by approximately $50 for 2009, compared to 2008.

Costs and Expenses

Information Management total costs and expenses were $289.1, a 23% decline from the first nine months of 2008. Compared to prior year, Information Management cost of providing services and products sold during the first nine months of 2009 decreased 32% to $165.5. As a percentage of revenues, cost of providing services and products sold in the first nine months of 2009 was 51.4%, down from 53.2% in the corresponding period last year. Selling, general and administrative expenses of $56.1 in the first nine months of 2009 decreased 10% or approximately $6 compared to the prior year, primarily due to higher pension-related costs in the third quarter of 2008. As a percentage of revenues, selling, general and administrative expenses were 17.4% in the first nine months of 2009, compared to 13.5% in the prior year period, largely due to revenue declines. The 24% increase in research and development costs reflects our focused increased spending at Information Management on strategic initiatives to enhance the functionality of our business support system and operational support system offerings. The $4.0 decrease in depreciation expense for the first nine months of 2009 compared to the first nine months of 2008 is mostly the result of fully depreciated assets. As discussed above, the $2.8 decrease in amortization expense year over year primarily reflects $3.0 of costs incurred in the third quarter of 2008 to write-off certain customer relationship assets. As noted under the heading, “Restructuring Charges,” results for the nine months of 2009 included $5.6 of restructuring charges related to additional lease rental accruals for a property closed in 2007, shifting of the geographic mix of our resources and streamlining operations. Prior year results included $6.9 of restructuring charges to streamline operations and reduce headcount.

Operating Income

As a result of the foregoing, Information Management operating income and operating margin during the first nine months of 2009 were $32.8 and 10.2%, respectively, compared with $84.8 and 18.5%, respectively, during the first nine months of 2008.

HR MANAGEMENT

	Three Months Ended September 30,			%	Nine Months Ended September 30,			%
	2009	2008	Change		2009	2008	Change
Revenues:	$174.6	$59.4	$115.2	—	$317.8	$196.0	$121.8	62

Cost of providing services and products sold	202.4	115.0	87.4	76	406.7	223.5	183.2	82
Selling, general and administrative	15.1	13.7	1.4	10	44.9	43.8	1.1	3
Depreciation	2.1	2.4	(0.3)	(13)	7.0	6.5	0.5	8
Amortization	0.1	0.6	(0.5)	(83)	0.7	1.8	(1.1)	(61)
Restructuring charges	3.7	—	3.7	—	3.7	1.8	1.9	—
Asset impairment	76.1	207.5	(131.4)	(63)	108.6	207.5	(98.9)	(48)

Total costs and expenses	299.5	339.2	(39.7)	(12)	571.6	484.9	86.7	18

Operating Loss	$(124.9)	$(279.8)	$154.9	(55)	$(253.8)	$(288.9)	$35.1	(12)

Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008

Revenues

HR Management revenues in the third quarter of 2009 were $174.6, a $115.2 increase from the third quarter of 2008. This increase mostly reflects $106.3 of accelerated implementation revenue recognized in the third quarter of 2009 related to one of the large HR Management contracts that was restructured as discussed in more detail below and revenue growth from services in operation with two large HR Management contracts.

Costs and Expenses

The Company has restructured one of the large HR Management contracts to terminate future implementation obligations related to services not already live and continue providing services already live in operation. As a result, during the third quarter of 2009, all of the remaining capitalized implementation costs related to this contract were written off and a portion of implementation revenue referenced above was recognized. During the three months ended September 30, 2009, the Company recorded implementation and impairment charges of $224.6 related to one large contract of which (a) $148.5 was recorded within the cost of providing services and products sold caption representing previously deferred implementation costs incurred for services not yet operational and (b) $76.1 was reported as asset impairment primarily related to previously deferred costs pertaining to services already operational that were projected to no longer be profitable at September 30, 2009. After the write-off, this contract is expected to be profitable over its remaining contract term. During the third quarter of 2008, the Company recorded $272.9 of impairment and implementation charges, of which $207.5 was reported as asset impairment and $65.4 was reported within the cost of providing services and products sold and was due to expensing of implementation costs that exceeded the termination for convenience fees for a contract at September 30, 2008. See “HR Management” section on page 21 for additional discussions related to the status of these two large HR Management clients.

HR Management cost of providing services and products sold during the third quarter of 2009 increased to $202.4 from $115.0 in the third quarter of 2008. As noted above, cost of providing services and products sold caption for both the three months ended September 2009 and 2008 included implementation-related charges of $148.5 and $65.4, respectively. Selling, general and administrative expenses of $15.1 in the third quarter of 2009 increased 10%, or $1.4 compared to the prior year period. As noted under the heading, “Restructuring Charges,” we recorded a restructuring charge of $3.7 during the third quarter of 2009 to better align staffing levels to expected revenues.

Operating Income

As a result of the foregoing, HR Management three months ended September 30, 2009 operating loss was $124.9 compared to $279.8 in the same period last year.

Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008

Revenues

HR Management revenues in the first nine months of 2009 were $317.8, a 62% increase from the first nine months of 2008. This increase reflects $106.3 related to the accelerated recognition of previously received implementation revenue in the third quarter of 2009 related to one of the large HR Management contracts as discussed in more detail above and revenue growth from services already in operation with two large HR Management contracts.

Costs and Expenses

During the nine months ended September 30, 2009 and 2008, the Company recorded implementation-related and impairment charges of $354.2 and $272.9, respectively. These charges that were recorded both during 2009 and 2008, primarily related to two large HR Management contracts. We have restructured one of the large HR Management contracts to terminate future implementation obligations related to services not already live and to continue providing services already live in operation. We are actively negotiating on the other large contract with the client to change the scope and other terms of the contract. The implementation for this project is on hold at this time. The nine months ended September 30, 2009 charge of $354.2 includes (a) $245.6 recorded within the cost of providing services and products sold caption representing $148.5 of previously deferred implementation costs incurred for services not yet operational that were written off during the third quarter of 2009 as noted above and $97.1 that was recorded during the first half of 2009 and related to the two large HR Management contracts and (b) $108.6 reported as asset impairment representing impairment of previously deferred costs related to the two large HR Management contracts. During the nine months ended September 30, 2008, the Company recorded $272.9 of impairment and implementation charges, of which $207.5 was reported as asset impairment and $65.4 was reported within the cost of providing services and products sold and was due to expensing of implementation costs that exceeded the termination for convenience fees for a contract at September 30, 2008. See “HR Management” section on page 21 for additional discussions related to the status of these client contracts.

HR Management cost of providing services and products sold for the first nine months of 2009 increased to $406.7 from $223.5 for the first nine months of 2008. As noted above, the cost of providing services and products sold for both the nine months ended September 2009 and 2008 include implementation-related charges of $245.6 and $65.4, respectively. Selling, general and administrative expenses of $44.9 for the first nine months of 2009 increased 3%, or $1.1 compared to the prior year. The 61% or $1.1 decline in amortization expenses is due to full amortization of certain intangible assets during the nine months ended September 30, 2009, resulting in a lower amortization expense as compared to the prior year period. As noted under the heading, “Restructuring Charges,” we recorded restructuring charges of $3.7 in the third quarter of 2009 and $1.8 during the first quarter of 2008 to better align staffing levels to expected revenues.

Operating Income

As a result of the foregoing, HR Management nine months ended September 30, 2009 operating loss was $253.8 compared to $288.9 in the same period last year.

RESTRUCTURING CHARGES

As discussed in Note 4 to Notes to Consolidated Financial Statements, we recorded the following restructuring charges:

2009 Restructuring

During the third quarter of 2009, the Company initiated a restructuring plan. The total charge of $12.8 included $9.7 of severance-related charges and $3.1 of facility-related charges. The $9.7 of severance-related charges were comprised of $3.7 at HR Management, related to terminating employees across the globe in order to align resources to expected future revenue, $3.5 of severance at Customer Management, largely resulting from an unexpected reduction in the size of one international program, and $2.5 at Information Management related to shifting the geographic mix of certain resources and further streamlining of operations. The severance charge of $9.7 will largely be paid in cash pursuant to the Company’s existing severance policy and employment agreements. These actions will affect approximately 300 professional and administrative employees worldwide and are expected to be mostly completed by the end of 2009.

2009
Severance charge	$9.7
Severance payments	(0.6)

Balance at September 30	$9.1

The $3.1 facility-related charge at Information Management relates to additional lease rent accruals for a property that was closed during 2007. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. We used estimates, based on consultation with our real estate advisors, to arrive at the proceeds from any future sublease agreements. We will continue to evaluate this estimate in recording the facilities abandonment charge. Consequently there may be additional reversals or charges relating to this facility closure in the future. At September 30, 2009, this restructuring reserve had an outstanding balance of $3.4, which will be paid over several years until the lease expires.

2008 Restructuring

As discussed more fully in the “Restructuring” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company initiated restructuring plans both in the first and fourth quarters of 2008. Restructuring liability activity for the 2008 plans consisted of the following:

	2009	2008
Balance at January 1	$22.1	$—
Severance charge	—	14.1
Severance payments	(20.2)	(9.2)
Balance at September 30	$1.9	$4.9

These actions are expected to be completed during 2009.

CLIENT CONCENTRATION

For purposes of disclosing our client concentration, we are excluding the implementation revenue from an HR Management client. See the “HR Management” section on page 21 for more discussion related to the implementation revenue recognized in the third quarter of 2009. As the $106.3 of accelerated recognition of implementation revenue from this client is non-recurring, we will provide client concentration details excluding this revenue. During the first nine months of 2009, our three largest clients, accounted for 34.8% of our revenues, compared to 32.1% in the same period of 2008. We serve AT&T, our largest client with 20.7% of revenues in the first nine months of 2009, under Customer Management and Information Management contracts. We serve DirecTV and Comcast Corporation, our second and third largest clients, under Customer Management contracts. Volumes under certain of our long-term contracts are subject to variation based on, among other things, the spending by clients on outsourced customer support and subscriber levels.

BUSINESS OUTLOOK

We are projecting fourth quarter 2009 revenue of approximately $650 to $670. As described in the “HR Management” section on page 21, we have restructured one large contract and implementation related to the other large client is on hold at this time. At this time, we are unable to estimate either the timing or the net impact these contract restructurings could have to our financial statements. In addition, there is the potential for restructuring expense to further streamline the business during the fourth quarter of 2009 and we are unable to estimate the amount of these charges as we are in the process of determining them. Therefore, we will provide fourth quarter 2009 guidance on a non-GAAP basis excluding the impact of potential HR Management charges, if any, and restructuring charges. Fourth quarter 2009 non-GAAP earnings are projected to be more than $0.30 per diluted share, due in part to an expected favorable tax benefit in the fourth quarter of 2009.

We expect 2009 free cash flow of $165 to $185. In addition, we expect approximately $40 cash flow from the Cellular Partnership that is not included in the 2009 free cash flow.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows

We believe that Convergys has adequate liquidity from cash and expected future cash flows to fund ongoing operations, invest in the business and make required debt payments. The Company’s free cash flow, defined as cash flow from operating activities less capital expenditures (net of proceeds related to disposals) was $131.9 for the first nine months of 2009, and we currently expect the full year 2009 free cash flow to be between $165 and $185, which is significantly higher than the 2008 free cash flow of $100. In addition, we expect approximately $40 cash flow from the Cellular Partnership that is not included in the estimated 2009 free cash flow above.

Cash flow from operating activities generally provides us with a significant source of funding for our investing and financing activities. Cash flow from operating activities totaled $191.7 in the first nine months of 2009, compared to $68.3 in the same period last year. The $123.4 increase in cash flow from operations was largely driven by improvement in our accounts receivable collections, a decrease of approximately $46 in net deferred charges (implementation costs less implementation revenue paid by the clients, and the related amortization of deferred cost and revenue is described as “net deferred charges”). Days sales outstanding decreased to 61 days at September 30, 2009, versus 77 days at September 30, 2008. This performance measure is computed as follows: receivables, net of allowances, divided by average daily revenue.

We used $33.3 for investing activities during the first nine months of 2009 compared to $339.0 during the first nine months of 2008. The $305.7 decrease in amounts used in investing activities during the first nine months of 2009 was mainly due to completion of the Intervoice acquisition during the third quarter of 2008. During the nine months ended September 30, 2008 we paid $307.8 for the acquisition of Intervoice in the Customer Management segment and two other small acquisitions in the Information Management segment.

Cash flow used for financing activities was $62.1 during the first nine months of 2009 compared to an inflow of $286.7 during the first nine months of 2008. Financing activities during the first nine months of 2009 included retirement of $58.2 of our 4.875% Senior Notes due in December 2009. We made no share repurchases during the first nine months of 2009 compared to repurchases of 7.7 million of the Company’s shares for $116.6 during the first nine months of 2008. In addition, during the third quarter of 2008, we borrowed the entire amount available under our $400 Five-Year Competitive Advance and Revolving Credit Facility to fund our acquisition of Intervoice that closed on September 3, 2008.

During 2008, both Moody’s and Standard and Poor’s downgraded our credit ratings, and our debt is no longer considered investment grade by either agency. As of September 30, 2009, our credit ratings and outlook are as follows:

	Long-Term Debt	Outlook
Moody’s	Ba1	Negative
Standard and Poor’s	BB+	Negative

The changes in credit ratings had no material impact on the interest costs of our outstanding debt. However, our credit rating and outlook could impact our ability to raise capital in the future as well as increase borrowing costs.

The Company’s free cash flows, defined as cash flow from operating activities less capital expenditures (net of proceeds related to disposals) were $131.9 and $4.4 for the first nine months of 2009 and 2008, respectively. Compared to the prior year, the increase in free cash flow of $127.5 was due to a higher amount of cash generated from operating activities during the first nine months of 2009 as discussed above. The Company uses free cash flow to assess the financial performance of the Company. The Company believes that free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow facilitates management’s ability to strengthen the Company’s Balance Sheet, to repurchase the Company’s common shares and to repay the Company’s debt obligations. Limitations associated with the use of free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by utilizing both the non-GAAP measure, free cash flow, and the GAAP measure, cash from operating activities, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

We believe that our financial structure and condition are solid. At September 30, 2009, total capitalization was $1,704.8, consisting of $603.9 of short-term and long-term debt and $1,100.9 of equity. This results in a total debt-to-total capital ratio of 35.4% at September 30, 2009, compared to 36.7% at December 31, 2008.

We have borrowed the entire amount available under our $400 Five-Year Competitive Advance and Revolving Credit Facility. This borrowing was mainly to fund our acquisition of Intervoice that closed on September 3, 2008. The maturity date of the Revolving Credit Facility Agreement is October 20, 2011. The participating agents in the credit facility include JPMorgan Chase Bank, Citicorp USA, PNC Bank and Deutsche Bank AG. The Company’s credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios. Our interest coverage ratio, defined as the ratio of consolidated earnings before interest, tax, depreciation and amortization (EBITDA) to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. Our debt-to-EBITDA ratio cannot be greater than 3.25 to 1.0 at any time. We were in compliance with all covenants at September 30, 2009.

In December 2004, the Company issued $250.0 in 4.875% Unsecured Senior Notes due December 15, 2009. The notes were offered and sold pursuant to a universal shelf registration statement, previously declared effective in June 2003. During the first nine months of 2009, we retired $58.2 of the outstanding debt. At September 30, 2009 and December 31, 2008, the senior notes had an outstanding balance of $192.6 and $249.8, respectively. See Note 17 for a description of an exchange offer completed related to the senior notes.

We lease certain facilities and equipment used in operations under operating leases. This includes the Company’s office complex in Orlando, Florida, which is leased from Wachovia Development Corporation (Lessor), a wholly owned subsidiary of Wells Fargo & Company, under an agreement that expires in June 2010. Upon termination or expiration of the lease, the Company must either purchase the property from the Lessor for $65.0 or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than $65.0, the amount paid by the Lessor for the purchase of the complex from an unrelated third party, the Company has agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, Convergys is entitled to collect the excess. As of September 30, 2009, we have recognized a liability of approximately $12 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. The Company recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which is being amortized to rental expense over the lease term. The liability will remain on the Balance Sheet until the end of the lease term. Under the terms of the lease, the Company also provides certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. Convergys does not expect such amounts, if any, to be material. The Company has concluded that we are not required to consolidate the Lessor pursuant to authoritative guidance for the consolidation of variable interest entities included within FASB Topic 810, “Consolidation,” in the ASC.

We did not repurchase any shares during the first nine months of 2009. We repurchased 7.7 million shares for $116.6 during the first nine months of 2008 pursuant to outstanding authorizations. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity. At September 30, 2009, the Company has the authority to repurchase an additional 7.1 million common shares.

At September 30, 2009, we had outstanding letters of credit of approximately $45 and other bond obligations of approximately $41 related to performance and payment guarantees. We do not believe that any obligation that may arise will be material.

Historically, the Company believed that its ability to borrow was greater than its established credit facilities in place. Due to current financial and credit market conditions, we believe that there is only limited ability to borrow additional funds. At September 30, 2009, we had cash of $336.3 and $125 available under the accounts receivable securitization facility that was established on June 30, 2009.

The majority of the liability for unrecognized tax benefits under FASB Topic 720, “Income Taxes” in the ASC of $67.3 at September  30, 2009 is expected to be settled within a three-year period.

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

Interest Rate Risk

At September 30, 2009, we had $411.2 in outstanding variable rate borrowings. The carrying amount of our borrowings reflects fair value due to their short-term and variable interest rate features. Based upon our exposure to variable rate borrowings, a one percentage point change in the weighted average interest rate would change our annual interest expense by approximately $4.

We sometimes use interest rate swaps to hedge our interest rate exposure. These instruments are hedges of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding interest rate swaps covering interest rate exposure at September 30, 2009.

Foreign Currency Exchange Rate Risk

Our Company serves many of our U.S.-based clients using contact center capacity in Canada, India and the Philippines. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Canadian dollars (CAD), Philippine pesos (PHP) or Indian rupees (INR), which represents a foreign exchange exposure. As of September 30, 2009, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward contracts with several financial institutions to acquire a total of CAD 130.5 at a fixed price of $112.6 through December 2010, PHP 13,512.2 at a fixed price of $294.2 through September 2012 and INR 11,366.3 at a fixed price of $267.0 through June 2012. Additionally, we entered into option contracts to purchase approximately PHP 1,369.9 for a fixed price of $34.0 through June 2010. The fair value of these derivative instruments as of September 30, 2009 is presented in Note 15 of the Notes to Consolidated Financial Statements. The potential loss in fair value at September 30, 2009 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $71. This loss would be mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency and foreign denominated revenue and profit translated into U.S. dollars. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables and payables that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of September 30, 2009, the fair value of these derivatives was a net payable of $1.1.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with the Company’s General Counsel, Chief Accounting Officer and other key employees, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the quarter ended September 30, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AT&T, our largest client, is in the process of migrating its subscribers from the legacy wireless billing system that we currently support through a managed services agreement onto AT&T’s other wireless billing system. In addition, AT&T acquired several other Convergys clients. We anticipate the loss of revenue resulting from the AT&T related migrations to be approximately $30 in 2009 compared to our 2008 Information Management revenues and $40 in 2010 compared to our 2009 Information Management revenues. In September 2005, Sprint PCS, a large data processing outsourcing client, completed its acquisition of Nextel Communications. In 2006, Sprint Nextel informed us that it intended to consolidate its billing systems onto a competitor’s system. The migration began in 2006 and was substantially completed by June 30, 2008. Revenues from Sprint Nextel were down approximately $48 for the first nine months of 2009 compared to the corresponding period last year. We expect revenue from Sprint Nextel to be down by approximately $50 for the full year 2009 compared to our 2008 Information Management revenues and down by approximately $10 in 2010 compared to our 2009 Information Management revenues.

A large portion of our revenue is generated from a limited number of clients in the communications industry, and the loss of one or more of our clients, or weakness in the communications industry, could cause a reduction in our revenues and earnings.

We rely on several clients for a large percentage of our revenues. Our three largest clients, as discussed under the header “Client Concentration,” collectively represented 34.8% of our revenues for the first nine months of 2009. Our relationship with AT&T is represented by separate contracts/work orders with Customer Management and Information Management. Our relationships with DirecTV and Comcast Corporation are represented by contracts under Customer Management. We do not believe that it is likely that our entire relationship with AT&T would terminate at one time; and, therefore, we are not substantially dependent on any particular contract/work order. However, the loss of all of the contracts/work orders with a particular client at the same time or the loss of one or more of the larger contracts/work orders with a client would adversely affect our total revenues if the revenues from such client were not replaced with revenues from that client or other clients. Our revenues and earnings would also be negatively impacted by general weakness or slowdown in the communications industry.

A large portion of our accounts receivable are payable by a limited number of clients and the inability of any of these clients to pay its accounts receivable could cause a reduction in our revenues and earnings.

Several significant clients account for a large percentage of our accounts receivable. As of September 30, 2009, our largest clients, AT&T, DirecTV and Comcast Corporation, collectively accounted for 31.5% of our accounts receivable. During the past four years, each of these clients has generally paid its accounts receivable on a timely basis, and write-downs that we have incurred in connection with such accounts receivable were consistent with write-downs that we incurred with other clients. We anticipate that several clients will continue to account for a large percentage of our accounts receivable. Although we currently do not expect payment issues with any of these clients, if any of them were unable or unwilling, for any reason, to pay our accounts receivable, our income would decrease. We have several important clients that are in industries, including automotive, that have been severely impacted by the current global economic slowdown. We also carry significant receivable balances with other clients whose declaration of bankruptcy could decrease our income. In addition, our income could be materially impacted by a number of small clients declaring bankruptcy in a short period of time.

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

Our large HR Management outsourcing contracts with global clients are complex as they involve providing multiple services such as payroll, recruiting, benefits administration, learning, compensation, talent management and human resources administration across many countries. Implementations of the contracts typically take a number of years to complete. Due to the complexity of the implementations and changes in customer requirements (e.g., an acquisition or disposition by a customer during the implementation or changes or developments in the customer’s business), implementation cost overruns and delays are possible, especially on larger projects. Cost overruns can result in additional expense during the implementation period and over the life of the contract, which would likely affect the profitability of the contract and potentially result in charges and possibly dispute resolution proceedings. Delays in completing the implementations can cause us to recognize revenue and profit from the contracts later than we anticipated when the initial contract was signed. In addition, depending upon circumstances, restructuring contracts that have previously been entered into could impact their future profitability and result in significant charges.

Our ability to deliver our services is at risk if the technology and network equipment that we rely upon is not maintained or upgraded in a timely manner.

Technology is a critical foundation in our service delivery. We utilize and deploy internally developed and third party software solutions across various hardware environments. We operate an extensive internal voice and data network that links our global sites together in a multi-hub model that enables the rerouting of traffic. Also, we rely on multiple public communication channels for connectivity to our clients. Maintenance of and investment in these foundational components are critical to our success. If the reliability of technology or network operations falls below required service levels, or a systemic fault affects the organization broadly, business from our existing and potential clients may be jeopardized and cause our revenue to decrease.

Emergency interruption of data centers and Customer Management and HR Management contact centers could have a materially adverse effect on our results of operations and financial condition.

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

We operate a global business and have facilities located throughout North and South America, Europe, the Middle East and the Asia Pacific region. As part of our strategy, we plan to capture more of the international BSS/OSS, customer management and HR management markets. Additionally, North American companies require offshore customer management outsourcing capacity. As a result, we expect to continue expansion through start-up operations and acquisitions in foreign countries. Expansion of our existing international operations and entry into additional countries will require management attention and financial resources. In addition, there are certain risks inherent in conducting business internationally including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. To the extent that we are adversely affected by these risks, our business could be adversely affected and our revenues and/or earnings could be reduced.

In addition, there has been political discussion and debate related to worldwide competitive sourcing, labor-related legislation and regulation, healthcare reform legislation and regulation and information-flow restrictions, particularly from the United States to offshore locations. Federal and state legislation and regulations have been proposed that relate to these issues. Future legislation and regulation, if enacted, could have an adverse effect on our results of operations and financial condition. In particular, proposed legislation, known as the Employee Free Choice Act, if enacted in its current form or a similar variation thereof, could make it easier for union organizing drives to be successful and could give third party arbitrators the ability to impose terms of collective bargaining upon both the Company and a labor union if the parties are unable to agree to the terms of a collective bargaining agreement within specified timelines.

Our earnings are affected by changes in foreign currency.

Customer Management serves an increasing number of its U.S.-based clients using contact center capacity in Canada, India and the Philippines. About one-half of our approximately 65,000 contact center employees are located outside the U.S. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by Customer Management to render services under these contracts is denominated in Canadian dollars, Indian rupees or Philippine pesos, which represents a foreign exchange exposure to the Company. We enter into forward exchange contracts and options to limit potential foreign currency exposure. As the U.S. dollar weakens, the operating expenses of these contact centers, translated into U.S. dollars, increase. The increase in operating expenses will be partially offset by gains realized through the settlement of the hedged instruments. As the derivative instruments that limit our potential foreign currency exposures are entered into over a period of several years, the overall impact to earnings will be determined by both the timing of the derivative instruments and the movement of the U.S. dollar. In addition to the impact on our operating expenses that support dollar-denominated Customer Management contracts, changes in foreign currency impact the results of our international business units that are located outside of North America.

If we do not effectively manage our capacity, our results of operations could be adversely affected.

Our ability to profit from the global trend toward outsourcing can be impacted by how effectively we manage our Customer Management and HR Management contact center capacity. In order to create the additional capacity necessary to accommodate new or expanded outsourcing projects, we may need to open new contact centers. The opening or expansion of a contact center may result, at least in the short term, in idle capacity until we fully implement the new or expanded program. Expanded use of home agents is helping to mitigate this risk. We periodically assess the expected long-term capacity utilization of our contact centers. As a result, we may, if deemed necessary, consolidate, close or partially close under-performing contact centers to maintain or improve targeted utilization and margins. There can be no guarantee that we will be able to achieve or maintain optimal utilization of our contact center capacity.

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

General economic and market conditions may adversely affect our financial condition, cash flow and results of operations.

Our results of operations are affected directly by the level of business activity of our clients, which in turn are affected by the level of economic activity in the industries and markets that they serve. Economic slowdowns in some markets, particularly in the United States, may cause lower call volumes and reductions in spending by our clients, which may result in reductions in the growth of new business as well as reductions in existing business. If our clients enter bankruptcy or liquidate their operations, our revenues could be adversely affected. There can be no assurance that weakening economic conditions throughout the world will not adversely impact our results of operations, cash flow and/or financial position. Further deterioration in equity markets will reduce the funded status of our pension plan, which will increase future required contributions. Reduced demand for our services could increase price competition.

We need to maintain adequate liquidity in order to have sufficient cash to meet operating cash flow requirements and to repay maturing debt and other obligations. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of operations and access to capital markets. As of September 30, 2009, total cash and cash equivalents was $336.3. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements and required debt repayments as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access capital markets. As further described in the “Capital Resources” section of the Management Discussion and Analysis, our $400.0 revolving credit agreement contains certain restrictive covenants. At September 30, 2009, we were in compliance with all covenants in the agreements.

Our results of operations could be adversely affected by litigation and other commitments and contingencies.

We face risks arising from various unasserted and asserted litigation matters, including, but not limited to, labor, commercial, securities law and patent infringement claims. Unfavorable outcomes in pending litigation matters, or in future litigation, could negatively affect us. Aggressive plaintiffs’ counsel often file litigation on a wide variety of allegations, and even when the allegations are groundless, we may need to expend considerable funds and other resources to respond to and resolve such litigation.

In the ordinary course of business, we may make certain commitments, including representations, warranties and indemnities relating to current and past operations, including those related to acquired or divested businesses and issue guarantees of third party obligations.

If we were required to make payments as a result of any of these matters, they could exceed the amounts accrued, thereby adversely affecting our results of operations, cash flows, financial condition, or business.

Our failure to successfully integrate or acquire businesses could cause our business to suffer.

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

Our debt ratings are no longer considered investment grade.

In 2008, Moody’s and Standard and Poor’s both downgraded our debt ratings to below investment grade. This could impact our ability to raise capital in the future as well as increase borrowing costs. In addition, prospective clients and vendors may be less willing to do business with a provider with higher perceived credit risk or demand more onerous terms.

We may incur additional non-cash goodwill impairment charges in the future.

As discussed more fully in the “Goodwill and Other Intangible Assets” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, we are required to test goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicates the carrying value of goodwill may no longer be recoverable. During 2008, we recorded a non-cash goodwill impairment charge of $61.1. There can be no assurances that we will not incur additional charges in the future, particularly in the event of a prolonged economic slowdown.

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

ITEM 1. LEGAL PROCEEDINGS

The information required by Item 1 is included in Note 12 of the notes to the Consolidated Financial Statements of this Form 10-Q and incorporated by reference herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares repurchased during the first nine months of 2009 or from October 1, 2009 through the date of filing of this report. At September 30, 2009, the Company was authorized to repurchase up to 7.1 million additional common shares.

ITEM 6. EXHIBITS

(a)	Exhibits.

The following are filed as Exhibits to Part II of this Form 10-Q:

Exhibit Number

3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3.1 to Form S-3 Registration Statement (File No. 333-43404) filed on August 10, 2000.)

3.2	Amended and Restated Code of Regulations of the Company. (Incorporated by reference from Exhibit 3.2 to Form 10-Q filed on May 5, 2009.)

4.1	Indenture, dated October 13, 2009, by and between Convergys Corporation and U.S. Bank National Associated, as trustee, relating to Convergys Corporation’s 5.75% Junior Subordinated Convertible Debentures due 2029. (Incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K filed October 13, 2009.)

4.2	Form of 5.75% Junior Subordinated Convertible Debenture due 2029. (Incorporated by reference from Exhibit 4.1 for Form 8-K filed October 13, 2009.)

31.1	Rule 13(a) - 14(a) Certification by Chief Executive Officer.

31.2	Rule 13(a) - 14(a) Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Convergys Corporation

Date: November 4, 2009	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer
(On behalf of the Registrant and as
Chief Financial Officer)