Form 10-Q
period 2010-03-31
CONVERGYS CORP
filed 2010-05-05
CIK 1062047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

At March 31, 2010, there were 123,667,946 common shares, without par value, outstanding, excluding amounts held in Treasury of 60,048,404.

CONVERGYS CORPORATION

Form 10-Q

For the Period Ended

March 31, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months
	Ended March 31,
(In millions, except per share amounts)	2010	2009
Revenues	$546.0	$624.5

Costs and Expenses:
Cost of providing services and products sold	322.0	379.7
Selling, general and administrative	158.6	154.4
Research and development costs	15.1	19.2
Depreciation	25.6	27.8
Amortization	2.6	2.9

Total costs and expenses	523.9	584.0

Operating Income	22.1	40.5
Equity in Earnings of Cellular Partnerships	13.3	10.7
Other Income (Expense), net	8.3	(5.0)
Interest Expense	(5.7)	(6.8)

Income before Income Taxes	38.0	39.4
Income Tax Expense	12.4	8.2

Income from Continuing Operations, net of tax	25.6	31.2
Income (Loss) from Discontinued Operations, net of tax of $4.5 and $1.1, respectively	9.7	(3.2)

Net Income	$35.3	$28.0

Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	(1.9)	3.6
Unrealized gain (loss) on hedging activities	9.8	(7.5)

Total other comprehensive income (loss)	7.9	(3.9)

Total Comprehensive Income	$43.2	$24.1

Basic Earnings (Loss) Per Common Share:
Continuing Operations	$0.21	$0.25
Discontinued Operations	0.08	(0.02)

Basic Earnings per Common Share	$0.29	$0.23

Diluted Earnings (Loss) Per Common Share:
Continuing Operations	$0.20	$0.25
Discontinued Operations	0.08	(0.02)

Diluted Earnings per Common Share	$0.28	$0.23

Weighted Average Common Shares Outstanding:
Basic	123.4	122.4
Diluted	125.9	124.0

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In Millions)	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$108.4	$331.7
Receivables, net of allowances of $14.2 and $13.1	367.3	384.3
Deferred income tax benefits	46.0	51.3
Prepaid expenses	38.3	39.0
Other current assets	113.9	113.4
Current assets - Held for Sale	134.7	41.4

Total current assets	808.6	961.1
Property and equipment, net	339.7	354.0
Goodwill, net	984.7	979.3
Other intangibles, net	47.5	49.6
Investment in Cellular Partnerships	58.3	52.7
Other assets	110.0	109.2
Other assets - Held for Sale	—	107.7

Total Assets	$2,348.8	$2,613.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt maturing within one year	$152.6	$405.2
Payables, deferred revenue and other current liabilities	388.4	420.4
Current liabilities - Held for Sale	108.5	63.5

Total current liabilities	649.5	889.1
Long-term debt	64.3	64.4
Deferred income tax liability	83.2	71.2
Accrued pension liability	130.6	130.5
Other long-term liabilities	171.5	188.7
Other liabilities - Held for Sale	—	63.3

Total liabilities	1,099.1	1,407.2

Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized; none outstanding	—	—
Common shares – without par value, 500.0 authorized;
183.7 and 183.3 issued, 123.7 and 123.1 outstanding, as of March 31, 2010 and December 31, 2009, respectively	1,047.1	1,048.1
Additional paid-in capital	36.0	36.0
Treasury stock – 60.0 and 60.2 as of March 31, 2010 and December 31, 2009, respectively	(1,040.3)	(1,042.0)
Retained earnings	1,256.0	1,221.3
Accumulated other comprehensive loss	(49.1)	(57.0)

Total shareholders’ equity	1,249.7	1,206.4

Total Liabilities and Shareholders’ Equity	$2,348.8	$2,613.6

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months
	Ended March 31,
(Amounts in Millions)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35.3	$28.0
Income (loss) from discontinued operations	9.7	(3.2)

Earnings from continuing operations	25.6	31.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.2	30.7
Deferred income tax expense	16.3	4.7
Equity in earnings of Cellular Partnerships	(13.3)	(10.7)
Stock compensation expense	5.6	4.0
Changes in assets and liabilities:
Change in receivables	16.5	27.2
Change in other current assets	2.6	(12.1)
Change in deferred charges, net	(2.5)	(7.0)
Change in other assets and liabilities	(4.1)	2.1
Change in payables and other current liabilities	(31.0)	11.8

Net cash provided by operating activities of continuing operations	43.9	81.9
Net cash used in operating activities of discontinued operations	(3.1)	(26.1)

Net cash provided by operating activities	40.8	55.8

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14.6)	(20.8)
Return of capital from Cellular Partnerships	7.7	10.0
Acquisitions, net of cash acquired	(3.0)	(3.1)

Net cash used in investing activities of continuing operations	(9.9)	(13.9)
Net cash used in investing activities of discontinued operations	—	(2.0)

Net cash used in investing activities	(9.9)	(15.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of debt, net	(254.2)	(2.3)

Net cash used in financing activities of continuing operations	(254.2)	(2.3)

Net increase (decrease) in cash and cash equivalents	(223.3)	37.6
Cash and cash equivalents at beginning of period	331.7	240.0

Cash and cash equivalents at end of period	$108.4	$277.6

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(1)	BACKGROUND AND BASIS OF PRESENTATION

Convergys Corporation (the Company or Convergys) is a global leader in relationship management. The Company provides solutions that drive value from the relationships its clients have with their customers. Convergys turns these everyday interactions into a source of profit and strategic advantage for the Company’s clients. For over 25 years, the Company’s unique combination of domain expertise, operational excellence and innovative technologies has delivered process improvement and actionable business insight to clients to enhance their relationship with customers and employees.

For 2009, the Company had three reportable segments, (i) Customer Management, which provides agent-assisted services, self-service, and intelligent technology care solutions; (ii) Information Management, which provides business support system (BSS) solutions; and (iii) Human Resource Management (HR Management), which provides human resource business process outsourcing solutions. In March 2010, Convergys signed a definitive agreement to sell its HR Management line of business. Accordingly, the net assets of the HR Management business are presented separately as held for sale and the operating results are presented within discontinued operations for all periods presented. In addition, certain costs previously allocated to the HR Management segment that do not qualify as discontinued operations are reported as costs from continuing operations. These costs previously allocated to HR Management that are now included in continuing operations were $6.2 and $7.8, respectively, for the periods ending March 31, 2010 and 2009. The Company is taking actions to reduce these costs and expects to receive transition service revenue, resulting from services to be provided to the buyer subsequent to completion of the sale, to offset these costs. The sale of the HR Management business is expected to close in the second quarter of 2010 subject to certain closing conditions.

In connection with the pending sale of the HR Management line of business, the Company reorganized its reportable segments into two segments; Customer Management and Information Management. See Note 15 for information about these segments.

These Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in Financial Statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. Interim Consolidated Financial Statements are not necessarily indicative of the financial position or operating results for an entire year. These interim Consolidated Financial Statements should be read in conjunction with the audited Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS No. 166). SFAS No. 166, which has been codified in Accounting Standards Codification (ASC) Topic 810, is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. The Company adopted this guidance as of January 1, 2010. The adoption of this guidance had no impact to the Company’s Consolidated Financial Statements for the quarter ended March 31, 2010.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS No. 167) which has been codified in ASC Topic 860. SFAS No. 167 provides additional guidance for determining whether an entity is a variable interest entity, modifies the methods allowed for determining the primary beneficiary of a variable interest entity, requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and requires enhanced disclosures related to an enterprise’s involvement in a variable interest entity. The Company adopted this guidance as of January 1, 2010. The adoption of this guidance did not impact the Company’s Consolidated Financial Statements for the quarter ended March 31, 2010.

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements,” (amendments to FASB ASC Topic 605, “Revenue Recognition”) (ASU 2009-13) and ASU 2009-14, “Certain Arrangements That Include Software Elements,” (amendments to FASB ASC Topic 985, “Software”) (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2009-13 and ASU 2009-14 on the Company’s consolidated results of operations and financial condition.

(3)	DISCONTINUED OPERATIONS

In March 2010, the Company signed a definitive agreement to sell its HR Management line of business to NorthgateArinso for approximately $85 in cash at closing and $15 in cash over three years. The closing of the sale and the final sale price is based upon the satisfaction of certain conditions, including NorthgateArinso receiving assignment of customer contracts representing at least 70% of an agreed upon contribution margin. The sale is expected to close during the second quarter of 2010 upon receipt of required consents and regulatory approvals. The Company expects to record a gain of $15 to $25, net of taxes, at the completion of this transaction.

As of March 31, 2010, the pending sale met the “Held for Sale” criteria set forth in ASC 360-10-45, “Property, Plant and Equipment – Long Lived Assets Held for Sale” and the “Discontinued Operations” criteria set forth in ASC 205-20, “Discontinued Operations.” Therefore, the results of the HR Management business have been classified as discontinued operations for all periods presented. In addition, certain costs previously allocated to the HR Management segment that do not qualify for discontinued operations accounting treatment are now reported as costs from continuing operations. These costs previously allocated to HR Management are included in continuing operations and, for the periods ended March 31, 2010 and 2009 were $6.2 and $7.8 respectively. The Company is taking actions to reduce these costs and expects to receive transition service revenue from services to be provided to the buyer subsequent to completion of the sale. While the transition services agreements vary in duration up to 18 months, depending upon the type of service provided, our expectation is that we will eliminate the underlying costs as the transition services complete.

The results of the HR Management business included in discontinued operations for the quarters ending March 31, 2010 and 2009 are summarized as follows:

	Three Months
	Ended March 31,
	2010	2009
Revenue	$65.0	$70.2
Income (loss) before tax	14.2	(2.1)
Income tax expense	4.5	1.1
Income (loss), net of tax	9.7	(3.2)

The major classes of assets and liabilities included as part of the HR Management business and presented as held for sale were as follows:

	March 31, 2010	December 31, 2009
Assets:
Current assets	$32.8	$41.4
Property and equipment, net	12.2	13.7
Other assets	89.7	94.0

Total assets	$134.7	$149.1

Liabilities:
Current liabilities	49.4	63.5
Other liabilities	59.1	63.3

Total liabilities	$108.5	$126.8

Cash flows generated from the discontinued operations are presented separately in the Company’s consolidated statements of cash flows.

(4)	EARNINGS (LOSS) PER SHARE AND SHAREHOLDERS’ EQUITY

Earnings (Loss) per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations:

		Continuing Operations		Discontinued Operations		Total Per Share Amount
			Per Share	Income	Per Share
Three Months Ended March 31, 2010	Shares	Income	Amount	(Loss)	Amount
Basic EPS	123.4	$25.6	$0.21	$9.7	$0.08	$0.29
Effect of dilutive securities:
Stock-based compensation arrangements	2.5	—	(0.01)	—	—	(0.01)
2029 Convertible Debentures	0.0	—	—	—	—	—

Diluted EPS	125.9	$25.6	$0.20	$9.7	$0.08	$0.28

Three Months Ended March 31, 2009
Basic EPS	122.4	$31.2	$0.25	$(3.2)	$(0.02)	$0.23
Effect of dilutive securities:
Stock-based compensation arrangements	1.6	—	—	—	—	—

Diluted EPS	124.0	$31.2	$0.25	$(3.2)	$(0.02)	$0.23

The diluted EPS calculation excludes the effect of 6.2 million and 8.1 million outstanding stock options for the three months ended March 31, 2010 and 2009, respectively, because they are anti-dilutive. As described in the “Common and Preferred Shares” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009, the Company issued approximately $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Convertible Debentures). The 2029 Convertible Debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or 82.82 shares per one thousand in principal amount of debentures. The dilutive impact of these debentures was less than 0.1 million shares for the three months ended March 31, 2010.

Shareholders’ Equity

There were no shares repurchased during the three months ended March 31, 2010 and 2009. As of March 31, 2010, the Company has the authority to repurchase 7.1 million additional common shares pursuant to current authorizations.

(5)	EMPLOYEE BENEFIT PLANS

As discussed more fully in the “Employee Benefit Plans” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company sponsors a defined benefit pension plan, which includes both a qualified and non-qualified portion, for eligible employees (the Cash Balance Plan). The Company also sponsors a non-qualified, unfunded executive deferred compensation plan and a supplemental, non-qualified, unfunded plan for certain senior executive officers.

Components of pension cost for the Cash Balance Plan are as follows:

	Three Months
	Ended March 31,
	2010	2009
Interest cost on projected benefit obligation	$2.9	$3.1
Expected return on plan assets	(3.0)	(2.6)
Amortization and deferrals - net	1.1	1.7

Pension cost	$1.0	$2.2

Components of pension cost for the unfunded executive pension plans are as follows:

	Three Months
	Ended March 31,
	2010	2009
Service cost	$0.4	$0.5
Interest cost on projected benefit obligation	0.5	0.5
Curtailment loss	2.3	—
Amortization and deferrals - net	—	(0.2)

Pension cost	$3.2	$0.8

The Company recognized a $2.3 curtailment loss during the first quarter of 2010 related to the termination of the President and Chief Executive Officer of the Company. The Company also expects to recognize a settlement loss related to this transition of approximately $2 during the third quarter of 2010 upon payment of benefits under the unfunded executive pension plan. The Company contributed $1.1 to fund the Cash Balance Plan during the first three months of 2010 and expects to contribute approximately $8 during the remainder of 2010. Pension costs for the Cash Balance Plan and unfunded executive plan related to discontinued operations included in the tables above for the three months ended March 31, 2010 and 2009 were immaterial.

(6)	RESTRUCTURING

2009 Restructuring

As discussed more fully in the “Restructuring” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, during 2009, the Company initiated restructuring plans to reduce headcount and align resources to future business needs. The total charge of $47.0 included $43.3 from continuing operations and $3.7 from discontinued operations. The severance actions are expected to be mostly completed by mid-2010. The facility-related charge relates to lease rent accruals for properties that have closed as the result of consolidating facilities. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. The Company used estimates, based on consultation with the Company’s real estate advisors, to determine the proceeds from any future sublease agreements. The Company will continue to evaluate these estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to this facility closure in the future. At March 31, 2010, this facility-related restructuring reserve had an outstanding balance of $13.5, which will be paid over several years until the leases expire.

Restructuring liability activity for the 2009 plans consisted of the following:

2010
Balance at January 1	$38.2
Restructuring charge	—
Severance payments	(11.8)
Facility payments	(2.5)

Balance at March 31	$23.9

(7)	STOCK-BASED COMPENSATION PLANS

The Company’s operating results for the three months ended March 31, 2010 and 2009 included long-term incentive plan expense of $5.6 and $4.5, respectively. Long-term incentive plan expense included expense related to discontinued operations for these periods of $0.5 and $0.6, respectively. Long-term incentive plan expense includes: (a) incentive plan expense that is paid in cash based on relative shareholder return and (b) stock compensation expense. Stock compensation expense for the three months ended March 31, 2010 and 2009 was $5.6 compared to $4.0, respectively.

Stock Options

A summary of stock option activity for the three months ended March 31, 2010 is presented below:

			Weighted	Weighted
			Average	Average
		Weighted	Remaining	Fair Value at
		Average	Contractual Term	Date of Grant
Shares in Millions Except Per Share Amounts	Shares	Exercise Price	(in years)	(per share)
Outstanding and exercisable at Jan. 1, 2010	7.9	$32.21
Granted	0.3	10.88
Exercised	—	—
Forfeited/cancelled	1.9	29.30

Outstanding and exercisable at March 31, 2010	6.3	$32.12	1.8	$12.59

The stock options granted during 2010 were fully vested at the time they were granted, resulting in stock compensation expense of $1.1 in the first quarter of 2010.

Restricted Stock Awards

During the three months ended March 31, 2010, the Company granted 1.5 million shares of restricted stock units at a weighted-average fair value of $11.72. Included in the above were 0.8 million shares of performance-related restricted stock units granted at the fair value of $11.37 per share that vest upon the Company’s satisfaction of certain financial conditions (relative shareholder return versus the S&P 500 return) as of December 31, 2012. During the three months ended March 31, 2009, the Company granted 2.7 million shares of restricted stock units at a weighted average fair value of $7.60. Included in the above were 1.8 million shares of performance-related restricted stock units granted at the fair value of $7.38 per share that vest upon the Company’s satisfaction of certain financial performance conditions (relative shareholder return versus the S&P 500 return) as of December 31, 2011.

The Company used a Monte Carlo simulation model to estimate the fair value for performance-based restricted stock units issued during 2010 and 2009. The assumptions used in this model for the awards are noted in the table below. Expected volatilities for the 2010 performance awards are based on historical volatility and daily returns for the three-year period ended January 1, 2010 of the Company’s stock and S&P 500 companies. The total stock return for the Company over the performance period is based on comparing Convergys’ average closing price from the fourth quarter of 2009 with the average expected closing price for the fourth quarter of 2012. For the 2010 performance awards, the total stock return of the S&P 500 companies is computed by comparing the average closing price of the S&P 500 companies from the fourth quarter of 2009 with the average expected closing price for the fourth quarter of 2012. The risk-free interest rate for the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

	March 31, 2010	March 31, 2009
Expected volatility	56.0%	52.8%
Expected term (in years)	3.0	3.0
Risk-free interest rate	1.4%	1.2%

The total compensation cost related to non-vested restricted stock and restricted stock units not yet recognized as of March 31, 2010 was approximately $32, which is expected to be recognized over a weighted average of 1.7 years. Changes to non-vested time-based and performance-based restricted stock and restricted stock units for the three months ended March 31, 2010 were as follows:

Time-based Restricted Stock Units

		Weighted
		Average Fair
	Number of	Value at Date
Shares in Millions Except Per Share Amounts	Shares	of Grant
Non-vested at December 31, 2009	1.9	$14.99
Granted	0.6	12.16
Vested	(0.5)	24.08
Forfeited	—	—

Non-vested at March 31, 2010	2.0	$11.54

Performance-based Restricted Stock Units

		Weighted
		Average Fair
	Number of	Value at Date
Shares in Millions Except Per Share Amounts	Shares	of Grant
Non-vested at December 31, 2009	3.0	$10.45
Granted	0.8	11.37
Vested	—	—
Forfeited	(0.4)	18.54

Non-vested at March 31, 2010	3.4	$9.69

(8)	COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases certain equipment and facilities used in its operations under operating leases. This includes its office complex in Orlando, Florida, which is leased from Wachovia Development Corporation (Lessor), a wholly owned subsidiary of Wells Fargo & Company, under an agreement that expires in June 2010. Upon termination or expiration of the lease, the Company must either purchase the property from the Lessor for $65.0 or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than the $65.0, which was the amount paid by the Lessor for the purchase of the complex from an unrelated third party, the Company has agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, the Company is entitled to collect the excess. As of March 31, 2010, the Company has recognized a liability of approximately $12 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. The Company recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which is being amortized to rental expense over the lease term. The liability will remain on the Balance Sheet until the end of the lease term. Under the terms of the lease, the Company has also provided certain indemnities to the Lessor, including environmental indemnities. The Company does not expect such amounts, if any, to be material. The Company has concluded that it is not required to consolidate the Lessor pursuant to authoritative guidance for the consolidation of variable interest entities included within FASB Topic 810, “Consolidation” in the ASC. The Company is in the process of evaluating whether to purchase or refinance this property. Based upon the current estimate of fair value for this property, the Company expects to make a cash payment of approximately $12 related to the residual value guarantee liability during the second quarter of 2010 upon refinancing. If the company elects to purchase the property, the total cash outflows related to this transaction will be $65.0, including the $12.0 above.

At March 31, 2010, the Company had outstanding letters of credit of approximately $44 and other bond obligations of approximately $41 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material. The Company also has purchase commitments with telecommunications providers of approximately $17 for the remainder of 2010.

Contingencies

The Company from time to time is involved in various loss contingencies, including tax and legal contingencies that arise in the ordinary course of business. Pursuant to the guidance of FASB Topic 450, “Contingencies,” in the ASC, the Company accrues for a loss contingency when it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. At this time, the Company believes that the results of any such contingencies, either individually or in the aggregate, will not have a materially adverse effect on the Company’s results of operations or financial condition. However, the outcome of any litigation cannot be predicted with certainty. An unfavorable resolution of one or more pending matters could have a materially adverse impact on the Company’s results of operations or financial condition in the future. At March 31, 2010, the Company believes it is adequately reserved for all legal contingencies.

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

On September 26, 2006, the District Court granted the Plaintiffs’ motion to certify a class of people who purchased Intervoice stock during the Class Period. On November 14, 2006, the Fifth Circuit granted Intervoice’s petition to appeal the District Court’s decision to grant Plaintiffs’ motion to certify a class. On January 8, 2008, the Fifth Circuit vacated the District Court’s class-certification order and remanded the case to the District Court for further consideration in light of a new decision rendered by the Fifth Circuit in the case of Oscar Private Equity Investments v. Allegiance Telecom, Inc. The parties filed briefing in the District Court regarding class certification based on the Fifth Circuit’s new decision. On July 7, 2009, the District Court ordered the parties to file additional briefing regarding class certification in light of the Fifth Circuit’s more recent decision in Alaska Electric Pension Fund v. Flowserve Corporation. On October 26, 2009, the District Court denied the Plaintiffs’ motion to certify a class. The named plaintiffs’ claims remain pending in the District Court. On November 9, 2009, the Plaintiffs sought permission from the Fifth Circuit to appeal the District Court’s order denying class certification. In December 2009, the Fifth Circuit accepted the Plaintiff’s appeal and on January 15, 2010, the Fifth Circuit granted the Plaintiffs’ petition for permission to appeal the denial of class certification. The case has been stayed in the District Court pending the Fifth Circuit’s decision on the Plaintiffs’ appeal of the denial of class certification.

On February 12, 2010, the Fifth Circuit decided Archdiocese of Milwaukee Supporting Fund, Inc. v. Halliburton Co. Based on the Halliburton opinion, the Company filed a motion to reconsider the grant of permission to appeal. On March 23, 2010, the Fifth Circuit denied the motion to reconsider. The Plaintiffs’ brief is due to be filed in the Fifth Circuit on May 24, 2010. The Company intends to vigorously defend the denial of class certification and the portion of the case that remains pending in the District Court.

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

(9)	FAIR VALUE DISCLOSURES

The following table summarizes the Company’s assets and liabilities measured and reported in the Financial Statements at fair value on a recurring basis as of March 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy defined by FASB Topic 820, “Fair Value Measurement and Disclosures,” in the ASC are as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Derivative assets	$14.2	—	$14.2	—
Derivative liabilities	$22.6	—	$22.6	—

There were no transfers of assets between levels of the fair value hierarchy during the first quarter of 2010.

Fair values of cash equivalents, short-term investments and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. The fair value of short-term debt approximates its recorded value because of its short-term nature. Based on quoted market prices at March 31, 2010, the fair value of the $125.0 of the Company’s 2029 Convertible Debentures is $166.2.

(10)	DERIVATIVE INSTRUMENTS

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

The Company serves many of its U.S.-based clients using contact center capacity in the Philippines, India and Canada. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR) or Canadian dollars (CAD), which represents a foreign exchange exposure. The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward exchange contracts and options with several financial institutions. These instruments mature within the next 33 months and had a notional value of $617.0 at March 31, 2010 and $601.3 at December 31, 2009. The derivative instruments discussed above are designated and effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	March 31, 2010	December 31, 2009
Forward exchange contracts and options designated as hedging instruments under SFAS No. 133
Included within other current assets	$13.7	$11.5
Included within other current liabilities	12.5	18.3
Included within other long-term liabilities	8.5	14.9

The Company recorded a deferred tax benefit of $2.7 related to these derivatives at March 31, 2010, compared to $8.0 at December 31, 2009. A total of $5.1 and $14.8 of deferred losses, net of tax, related to these cash flow hedges at March 31, 2010 and December 31, 2009, respectively, were accumulated in Other Comprehensive Income (OCI). As of March 31, 2010, deferred losses of $4.2 ($2.7 net of tax), on derivative instruments included in accumulated OCI are expected to be reclassified into earnings during the next twelve months. The following table provides the effect of these derivative instruments on the Company’s Consolidated Financial Statements for the three months ended March 31, 2010:

Derivatives in Statement 133 Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign exchange contracts	$ 15.0	$ —	- Cost of providing services and products sold and Selling, general and administrative

The gain recognized related to the ineffective portion of the derivative instruments was $0.4 for the three months ended March 31, 2010.

The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. During the three months ended March 31, 2010, a loss of $0.7 was recognized related to changes in fair value of these derivative instruments not designated as hedges, compared to a gain of $4.2 for the same period in 2009. The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income, net in the accompanying consolidated statements of operations. The fair value of these derivative instruments not designated as hedges at March 31, 2010 was immaterial.

A few of the Company’s counterparty agreements related to derivative instruments contain provisions that require that the Company maintain collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments in liability position on March 31, 2010 is $21.0 for which the Company has posted collateral of $0.1. Further downgrades in the Company’s credit ratings and/or changes in the foreign currency markets could result in additional collateral to counterparties.

(11)	ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

As discussed more fully in the “Income Taxes” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company follows the provisions of ASC 720, “Income Taxes.”

The liability for unrecognized tax benefits was $88.3 and $80.9 at March 31, 2010 and December 31, 2009, respectively, and is included in other long-term liabilities in the accompanying Consolidated Financial Statements. The total amount of unrecognized tax benefits that would affect income tax expense if ever recognized in the Consolidated Financial Statements is $71.4. This amount includes interest and penalties of $16.1. The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease by $5 to $10 in the next twelve months based upon the resolution of audits; however, actual developments in this area could differ from those currently expected.

(12)	ASSET SECURITIZATION

During the second quarter of 2009, the Company entered into a $125.0 asset securitization facility collateralized by accounts receivables of certain of its subsidiaries, of which $50.0 expires in June 2010 and $75.0 expires in June 2012. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. The asset securitization facility does not qualify for sale treatment under the authoritative guidance for the accounting for transfers and servicing of financial assets and extinguishments of liabilities included in FAS Topic 860, “Transfers and Servicing,” in the ASC. Accordingly, the accounts receivable and related debt obligation will remain on the Company’s Consolidated Balance Sheet. At March 31, 2010, the Company had borrowings of $50.0 under this facility. At December 31, 2009, this facility remained undrawn.

(13)	GOODWILL AND OTHER INTANGIBLE ASSETS

As discussed more fully in the “Goodwill and Other Intangible Assets” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company is required to test goodwill for impairment annually and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable.

Goodwill increased to $984.7 at March 31, 2010 from $979.3 at December 31, 2009. The increase was largely due to earn-out payments of $3.0 related to the Ceon Corporation acquisition completed during 2008. The Company is not obligated to make any additional earn-out payments related to this acquisition. Intangible assets (including software and customer relationships) decreased to $82.5 at March 31, 2010 from $86.6 at December 31, 2009.

As of March 31, 2010, the Company’s total intangible assets, acquired primarily through business combinations, consisted of the following:

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Software (classified with Property, Plant & Equipment)	$88.6	$(53.7)	$34.9
Trademarks	12.0	(6.0)	6.0
Customer relationships and other intangibles	151.6	(110.0)	41.6

Total	$252.2	$(169.7)	$82.5

The intangible assets are being amortized using the following amortizable lives: two to eight years for software, four years for trademarks and five to twelve years for customer relationships and other. The remaining weighted average depreciation period for software is 5.4 years. The remaining weighted average amortization period for trademarks, customer relationships and other intangibles is 6.5 years. Amortization of software is included within depreciation expense as the underlying assets are classified within property, plant and equipment.

Trademarks, customer relationships, and other intangibles amortization expense was $2.6 and $2.9 for the three months ended March 31, 2010 and 2009, respectively, and is estimated to be approximately $10 for the year ended December 31, 2010. The related estimated expense for the five subsequent years ended December 31 is as follows:

2011	$10
2012	9
2013	7
2014	3
2015	3
Thereafter	8

(14)	PAYABLES AND OTHER CURRENT LIABILITIES

	At Mar. 31,	At Dec. 31,
	2010	2009
Accounts payable	$33.9	$33.5
Accrued income and other taxes	22.6	37.5
Accrued payroll-related expenses	98.4	107.9
Derivative liabilities	14.1	19.8
Accrued expenses, other	118.7	112.8
Deferred revenue and government grants	76.8	70.7
Restructuring and exit costs	23.9	38.2

	388.4	420.4

(15)	BUSINESS SEGMENT INFORMATION

As discussed in Note 1, for 2009, the Company had three reportable segments, (i) Customer Management, which provides agent-assisted services, self-service, and intelligent technology care solutions; (ii) Information Management, which provides BSS solutions; and (iii) HR Management, which provides human resource business process outsourcing solutions. In connection with the anticipated sale of the HR Management line of business, the Company reorganized its reportable segments into the following segments: Customer Management and Information Management. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Three Months
	Ended March 31,
	2010	2009
Revenues:
Customer Management	$463.6	$516.9
Information Management	82.4	107.6

	$546.0	$624.5

Depreciation:
Customer Management	$16.8	$16.8
Information Management	3.9	5.9
Corporate and Other	4.9	5.1

	$25.6	$27.8

Amortization:
Customer Management	$1.9	$1.9
Information Management	0.7	1.0

	$2.6	$2.9

Operating Income (Loss):
Customer Management	$33.8	$40.3
Information Management	6.9	12.5
Corporate and Other	(18.6)	(12.3)

	$22.1	$40.5

Capital Expenditures: (1)
Customer Management	$9.8	$13.4
Information Management	2.3	3.0
Corporate and Other (2)	2.3	4.4

	$14.4	$20.8

(1)	Excluding proceeds from the disposal of property and equipment.
(2)	Includes shared services-related capital expenditures.

	At Mar. 31,	At Dec. 31,
	2010	2009
Goodwill:
Customer Management	$789.5	$785.9
Information Management	195.2	193.4

	$984.7	$979.3

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

BACKGROUND

Convergys Corporation (the Company or Convergys) is a global leader in relationship management. We provide solutions that drive value from the relationships our clients have with their customers. Convergys turns these everyday interactions into a source of profit and strategic advantage for our clients. Our unique combination of domain expertise, operational excellence and innovative technologies has delivered process improvement and actionable business insight to clients to enhance their relationships with customers

We historically had three reportable segments, (i) Customer Management, which provides agent-assisted services, self-service, and intelligent technology care solutions; (ii) Information Management, which provides business support system (BSS) solutions; and (iii) Human Resource Management (HR Management), which provides human resource business process outsourcing solutions. In March 2010, we signed a definitive agreement to sell our HR Management line of business to NorthgateArinso for approximately $85 in cash at closing and $15 in cash over three years. The closing of the sale and the final sale price is based upon the satisfaction of certain conditions, including NorthgateArinso receiving assignment of customer contracts representing at least 70% of an agreed upon contribution margin. We believe that this transaction represents a unique opportunity for HR Management clients and its employees. The sale met the criteria for classification as assets held for sale and presentation as discontinued operations in the Company’s financial statements. Accordingly, the net assets of the HR Management line of business are presented separately as held for sale and the operating results are presented within discontinued operations for all periods presented. The sale is expected to close during the second quarter of 2010 when all required consents and regulatory approvals are received. We expect to record a gain of $15 to $25, net of tax, when the deal closes. Segment information for previous periods has been reclassified to conform to the current segment reporting structure.

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

Agent-related revenues, which account for approximately 90% of Customer Management revenues for the first three months of 2010, are typically recognized as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. In a limited number of engagements where the client pays a fixed fee, we recognize revenues based on the specific facts and circumstances of the engagement, using the proportional performance method or upon final completion of the engagement. Customer Management remaining revenues are derived from the sale of premise-based and hosted automated self-care and technology solutions. License and professional and consulting services revenues recognized from sale of these advanced speech recognition solutions are recognized pursuant to authoritative guidance for software revenue recognition.

During the first three months of 2010, Customer Management revenues decreased 10% to $463.6 compared to the prior year period. The decrease in revenue was largely driven by several of our clients’ own volume declines, certain program completions and volume shifts offshore. These declines were partially offset by increases in revenue from other clients. Customer Management operating income and operating margin were $33.8 and 7.3%, respectively, compared with $40.3 and 7.8% in the prior year period, reflecting lower revenues. Further detail on Customer Management results is presented in “Results of Operations,” below.

Information Management

Our Information Management segment serves clients principally by providing and managing complex business support system (BSS) services.

License and related support and maintenance fees, which accounted for 42% of Information Management revenues for the first three months of 2010, are earned under perpetual and term license arrangements. We invoice our clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. Fees for support and maintenance normally are charged in advance either on an annual, quarterly or monthly basis. Professional and consulting services for installation, implementation, customization, migration, training and managed services accounted for 37% of Information Management revenues for the three months ended March 31, 2010. The professional and consulting fees are either invoiced monthly to our clients based on time and material costs incurred at contractually agreed upon rates or, in some instances, for a fixed fee. Information Management remaining revenues consist of monthly fees for processing client transactions in Information Management data centers and, in some cases, the clients’ data centers. These data processing revenues are recognized based on the number of invoices, subscribers or events that are processed by Information Management using contractual rates.

During the first three months of 2010, Information Management revenue was $82.4, a 23% decline compared to the same period last year largely due to the impact of client migrations and program completions. Information Management operating income and operating margin for the first three months of 2010 were $6.9 and 8.4%, respectively, compared with $12.5 and 11.6%, respectively, in the prior year period, reflecting lower revenues.

Information Management continues to face competition as well as consolidation within the communications industry. AT&T, our largest client, has completed migration of its subscribers from the legacy wireless billing system that we supported through a managed services agreement onto AT&T’s other wireless billing system. In addition, AT&T acquired several other Convergys clients that also migrated to this other billing system. We anticipate the loss of revenue resulting from the AT&T related migrations to be approximately $40 in 2010 compared to our 2009 Information Management revenues. The impact of this migration on our first three months of 2010 revenues was approximately $10 compared to the first three months of 2009 Information Management revenues.

In September 2005, Sprint PCS, a large data processing outsourcing client, completed its acquisition of Nextel Communications. In 2006, Sprint Nextel informed us that it intended to consolidate its billing systems onto a competitor’s system. The migration began in 2006 and was substantially completed by 2009. Revenues from Sprint Nextel were down approximately $5 for the first three months of 2010 compared to the corresponding period last year. We expect revenue from Sprint Nextel to be down by approximately $10 in 2010 compared to our 2009 Information Management revenues.

These revenue declines are incorporated in our 2010 guidance discussed in the “Business Outlook” section, and we do not expect these migrations to have a material impact on our liquidity and capital resources. Further detail on Information Management results is presented in “Results of Operations,” below.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, which are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of the Company, are forward-looking statements. Sometimes these statements will contain words such as “believes,” “expects,” “intends,” “could,” “should,” “will,” “plans,” “anticipates” and other similar words. These statements discuss potential risks and uncertainties; and, therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company expressly states that it has no current intention to update any forward-looking statements, whether as a result of new information, future events or otherwise. See the discussion under Part II, Item 1A of this report and the “Risks Relating to Convergys and Its Business” section of Management Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed Consolidated Financial Statements and segment data. Detailed comparisons of revenue and expenses are presented in the discussions of the operating segments, which follow the consolidated results discussion. Results for interim periods may not be indicative of the results for the full year.

CONSOLIDATED RESULTS

	Three Months Ended March 31,
	2010	2009	Change	%
Revenues	$546.0	$624.5	$(78.5)	(13)
Cost of providing services and products sold	322.0	379.7	(57.7)	(15)
Selling, general and administrative	158.6	154.4	4.2	3
Research and development costs	15.1	19.2	(4.1)	(21)
Depreciation	25.6	27.8	(2.2)	(8)
Amortization	2.6	2.9	(0.3)	(10)

Total costs and expenses	523.9	584.0	(60.1)	(10)

Operating Income	22.1	40.5	(18.4)	(45)
Equity in Earnings of Cellular Partnerships	13.3	10.7	2.6	24
Other Income (expense), net	8.3	(5.0)	13.3	NM
Interest Expense	(5.7)	(6.8)	1.1	(16)

Income before Income Taxes	38.0	39.4	(1.4)	(4)
Income Tax Expense	12.4	8.2	4.2	51

Income from Continuing Operations, net of tax	25.6	31.2	(5.6)	(18)
Income (Loss) from Discontinued Operations, net of tax of $4.5 and $1.1, respectively	9.7	(3.2)	12.9	NM

Net Income	35.3	28.0	7.3	26

Diluted earnings from continuing operations per common share	$0.20	$0.25	$(0.05)	(19)
Diluted earnings (loss) from discontinued operations per common share	0.08	(0.02)	0.10	NM

Diluted earnings per common share	$0.28	$0.23	$0.05	21

Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009

Consolidated revenues for the first quarter of 2010 were $546.0 compared to $624.5 reflecting revenue decreases from both Customer Management and Information Management. Operating income for the first quarter of 2010 was $22.1 compared to operating income of $40.5 in the prior year, due to these revenue declines.

In March 2010, we signed a definitive agreement to sell the HR Management business. Accordingly, the net assets of HR Management are presented separately as held for sale, and the operating results are presented within discontinued operations. See Note 3 of the Notes to Consolidated Financial Statements for additional disclosures related to this pending sale. Accounting rules require certain costs previously allocated to the HR Management business to be included in continuing operations. These costs were $6.2 in the first quarter of 2010, compared with $7.8 in the same period in the prior year. These amounts are included within selling, general and administrative expenses within continuing operations. We are taking actions to reduce these costs and expect remaining costs to be offset by revenue resulting from transition services to be provided to the buyer. While the transition services agreements vary in duration, up to 18 months, depending upon the type of service provided, our expectation is that we will eliminate the underlying costs as the transition services complete.

As a percentage of revenues, the cost of providing services and products sold was 59.0% compared to 60.8% during the corresponding period last year. Selling, general, and administrative expenses of $158.6 were generally flat with the first quarter of 2009. As a percentage of revenue, these costs increased from 24.7% for first quarter 2009 to 29.0% for first quarter 2010 reflecting revenue declines. The change in our President and Chief Executive Officer in February 2010 resulted in a negative impact to the first quarter of 2010 of $6.2, which is included within these costs. The 21% decrease in research and development costs primarily reflects more focused strategic spending on enhancement of our business support system offerings and the shift of this investment to lower cost geographies. Compared to the prior year, the $2.2 decrease in depreciation expense reflects the impact of lower capital expenditures and a reduced depreciable asset base.

During the first quarter of 2010, we recognized equity income in the Cellular Partnerships of $13.3 compared to equity income of $10.7 in the prior year. Other income (expense) for the first quarter of 2010 includes a $13.0 benefit from the reduction in a litigation reserve partially offset by foreign currency exchange losses. Interest expense decreased to $5.7 from $6.8 in the prior year reflecting a lower level of debt outstanding throughout the first quarter of 2010. Our effective tax rate on net income from continuing operations was 32.7% for the three months ended March 31, 2010 compared to 20.7% in the same period last year. The higher tax rate for the three months ended March 31, 2010 is primarily due to certain discrete items increasing income tax expense, including additional expense related to the healthcare reform bill passed during the current quarter.

As a result of the above, income from continuing operations and income from continuing operations per common share were $25.6 and $0.20 and $31.2 and $0.25, respectively, for the quarters ended March 31, 2010 and 2009.

The results of discontinued operations reflect the results from the HR Management business. Discontinued operations include revenues of $65.0 and $70.2 in the first quarter of 2010 and 2009, respectively. HR Management results improved $12.9 as prior year results included expensing of implementation costs of approximately $9.

As a result of the foregoing, the income (loss) from discontinued operations, net of tax and the earnings from discontinued operations per common share for the three months ended March 31, 2010 was $9.7 and $0.08, respectively, compared to losses of $3.2 and $0.02 in the same period in the prior year. Total first quarter 2010 net income and earnings per diluted share were $35.3 and $0.28, respectively, compared with net income and earnings per diluted share of $28.0 and $0.23, respectively, in the first quarter of 2009.

Non-GAAP Measures for the Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009

In order to assess the underlying operational performance of the continuing operations of the business, we provide non-GAAP measures in the table below that exclude the following: 1) certain costs previously allocated to the HR Management business that are now included in continuing operations as discussed above and in more detail in Note 3 of the Notes to Consolidated Financial Statements. These costs were $6.2 in the first quarter of 2010, compared with $7.8 in the same period of the prior year; 2) the reduction of a previously established litigation reserve by $13.0 during the first quarter of 2010, which is reported within other income (expense), and; 3) the change in the CEO of the company in February 2010, which resulted in a negative impact to first-quarter 2010 results from continuing operations of $6.2.

The Company uses operating income, income from continuing operations, net of tax and earnings per share data excluding the above items to assess the underlying operational performance of the continuing operations of the business for the year and to have a basis to compare underlying operating results to prior and future periods. Adjustments for these charges are relevant in evaluating the overall performance of the business. Limitations associated with the use of these non-GAAP measures include that these measures do not include all of the amounts associated with our results as determined in accordance with GAAP. Management compensates for these limitations by using the non-GAAP measures, operating income, income from continuing operations, net of tax and diluted earnings per share excluding the charges, and the GAAP measures, operating income, income from continuing operations, net of tax and diluted earnings per share, in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond described above.

Reconciliation of GAAP EPS from Continuing Operations to non-GAAP EPS from Continuing Operations

	Three Months Ended March 31,
	2010	2009	Change	%
Operating Income as reported under U.S. GAAP	$22.1	$40.5	$(18.4)	(45)
CEO transition costs	6.2	—	6.2	NM
HR Management costs not qualifying as discontinued operations	6.2	7.8	(1.6)	(21)

Total Charges	12.4	7.8	4.6	59

Adjusted Operating Income (a non-GAAP measure)	$34.5	$48.3	$(13.8)	(29)

Income from continuing operations, net of tax, as reported under U.S. GAAP	$25.6	$31.2	$(5.6)	(18)
Total charges of $12.4 and $7.8 from above, net of tax	9.1	5.7	3.4	60
Litigation reserve reduction of $13.0, net of tax	(8.1)	—	(8.1)	NM

Adjusted income from continuing operations, net of tax (a non-GAAP measure)	$26.6	$36.9	$(10.3)	(28)

Diluted earnings per common share from continuing operations as reported under U.S. GAAP	$0.20	$0.25	$(0.05)	(19)
Impact of net charges included in continuing operations, net of tax	0.01	0.05	0.10	NM

Adjusted diluted earnings per common share from continuing operations
(a non-GAAP measure)	$0.21	$0.30	$0.05	16

Reconciliation of GAAP EPS to non-GAAP EPS

	Three Months Ended March 31,
	2010	2009	Change	%
Net income as reported under U.S. GAAP	$35.3	$28.0	$7.3	26
CEO transition costs of $6.2, net of tax	4.6	—	4.6	NM
Litigation reserve reduction of $13.0, net of tax	(8.1)	—	(8.1)	NM

Total charges, net of tax	(3.5)	—	(3.5)	NM

Adjusted net income (a non-GAAP measure)	$31.8	$28.0	$3.8	14

Diluted earnings per common share as reported under U.S. GAAP	$0.28	$0.23	$(0.05)	(21)
Impact of charges, net of tax	(0.03)	—	(0.03)	NM

Adjusted diluted earnings per common share (a non-GAAP measure)	$0.25	$0.23	$(0.02)	(8)

CUSTOMER MANAGEMENT

	Three Months Ended March 31,
	2010	2009	Change	%
Revenues:
Communications	$268.8	$301.8	$(33.0)	(11)
Technology	37.5	39.9	(2.4)	(6)
Financial services	64.2	76.5	(12.3)	(16)
Other	93.1	98.7	(5.6)	(6)

Total revenues	463.6	516.9	(53.3)	(10)
Cost of providing services and products sold	277.9	322.1	(44.2)	(14)
Selling, general and administrative	127.7	130.4	(2.7)	(2)
Research and development costs	5.5	5.4	0.1	(2)
Depreciation	16.8	16.8	—	—
Amortization	1.9	1.9	—	—

Total costs and expenses	429.8	476.6	(46.8)	(10)

Operating Income	$33.8	$40.3	$(6.5)	(16)

Operating Margin	7.3%	7.8%

Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009

Revenues

Customer Management revenues for the first quarter of 2010 were $463.6, a 10% decrease from the first quarter of 2009. The decrease in revenues was largely driven by reductions in revenue principally caused by our clients’ own volume declines. Additionally, we had some client program completions and offshore volume shifts during the first quarter of 2010. These revenue declines were partially offset by revenue increases with a several other clients. Revenues from the communications vertical decreased 11% from the first quarter of 2009, primarily reflecting a reduction in spending by a few communications clients largely due to the decline in their volumes as well as a shift in our revenue mix for a few of our clients from North America to off shore locations. These declines were partially offset by growth with our largest communications client. Revenues from the financial services vertical decreased 16% from the first quarter of 2009, primarily reflecting client program completions and volume reductions. Revenues from the technology vertical decreased 6% and other revenues, which are comprised of clients outside of Customer Management’s three largest industries, declined 6% from the first quarter of 2009. These declines were primarily a result of the decrease in volume from several clients as a result of continued softness in the current economic environment.

Costs and Expenses

Customer Management total costs and expenses of $429.8 decreased by 10% from first quarter 2009 costs of $476.6. Customer Management cost of providing services and products sold during the first quarter of 2010 decreased 14% to $277.9 from the first quarter of 2009. As a percentage of revenues, cost of providing services and products sold was 59.9%, down from 62.3% in the prior year period, due primarily to effective live-agent workforce management. Selling, general and administrative expenses of $127.7 in the first quarter of 2010 were relatively flat compared to the prior year period. As a percentage of revenues, selling, general and administrative expenses were 27.5% in the first quarter of 2010 compared to 25.2% in the same period last year. This increase is largely the result of additional costs from site expansions to increase offshore capacity and a lower revenue base, partially offset by reductions to general and administrative labor costs.

Operating Income

As a result of the foregoing, Customer Management first quarter 2010 operating income and margin were $33.8 and 7.3%, respectively, compared to $40.3 and 7.8%, respectively, in the first quarter of 2009.

INFORMATION MANAGEMENT

	Three Months Ended March 31,
	2010	2009	Change	%
Revenues:
Data processing	$17.2	$37.1	$(19.9)	(54)
Professional and consulting	30.3	36.1	(5.8)	(16)
License and other	34.9	34.4	0.5	1

Total revenues	82.4	107.6	(25.2)	(23)
Cost of providing services and products sold	44.2	57.5	(13.3)	(23)
Selling, general and administrative	17.1	16.9	0.2	1
Research and development costs	9.6	13.8	(4.2)	(30)
Depreciation	3.9	5.9	(2.0)	(34)
Amortization	0.7	1.0	(0.3)	(30)

Total costs and expenses	75.5	95.1	(19.6)	(21)

Operating Income	$6.9	$12.5	$(5.6)	(45)

Operating Margin	8.4%	11.6%

Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009

Revenues

Information Management revenues of $82.4 during the first quarter of 2010 were down 23% compared to the corresponding period last year due primarily to client migrations as well as program completions. Data processing revenues of $17.2 decreased 54% from the corresponding period last year reflecting North American client migrations. Compared to the prior year period, professional and consulting revenues of $30.3 decreased 16% from the corresponding period last year, reflecting a reduction in services resulting from client migrations partially offset by revenue from a new client.

Revenues from AT&T and Sprint Nextel were down $10.4, and $5.0, respectively in the first quarter of 2010 compared to the corresponding period last year. We expect revenues from AT&T and Sprint Nextel to be down by approximately $40 and $10, respectively, for 2010, compared to 2009.

Costs and Expenses

Information Management total costs and expenses were $75.5, a 21% decline from the first quarter of 2009. Compared to the prior year, Information Management cost of providing services and products sold during the first quarter of 2010 decreased 23% to $44.2. As a percentage of revenues, cost of providing services and products sold was 53.6% in the first quarter of 2010, consistent with the 53.4% in the first quarter of 2009. Selling, general and administrative expenses of $17.1 in the first quarter of 2010 were relatively flat compared to the prior year period due to increased investment in sales and marketing, offset by cost reductions across other general and administrative areas. As a percentage of revenues, selling, general and administrative expenses were 20.8% in the first quarter of 2010, compared to 15.7% in the prior year period, largely due to revenue declines. The $4.2 decline in research and development is the result of continued focused strategic spending on enhancement of our business support system offerings and the shift of this investment to lower cost geographies. Compared to the first quarter of 2009, the $2.3 decrease in depreciation and amortization expense reflects a lower depreciable asset base during the current period.

Operating Income

As a result of the foregoing, Information Management operating income and operating margin during the first quarter of 2010 were $6.9 and 8.4%, respectively, compared with $12.5 and 11.6%, respectively, during the first quarter of 2009.

RESTRUCTURING CHARGES

As discussed in Note 6 of Notes to Consolidated Financial Statements, we recognized the following restructuring charges in 2009:

2009 Restructuring

As discussed more fully in the “Business Restructuring Charges” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company initiated restructuring plans during the third and fourth quarter to reduce headcount and align resources to future business needs. The total charge of $47.0, including $43.3 reported in continuing operations and $3.7 related to discontinued operations, included $27.0 of severance-related charges and $16.3 of facility-related charges. The severance actions are expected to be mostly completed by mid-2010.

The $16.3 facility-related charge relates to lease rent accruals for properties that have closed as the result of consolidating facilities. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. We used estimates, based on consultation with our real estate advisors, to determine the proceeds from any future sublease agreements. We will continue to evaluate these estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to this facility closure in the future. At March 31, 2010, this facility-related restructuring reserve had an outstanding balance of $13.5, which will be paid over several years until the leases expire.

Restructuring liability activity for the 2009 plan consisted of the following:

2010
Balance at January 1	$38.2
Restructuring charge	—
Severance payments	(11.8)
Facility payments	(2.5)

Balance at March 31	$23.9

The restructuring actions taken will result in cost reductions in excess of $50 in 2010. The impact of this benefit will be spread across our operating expenses, particularly within the selling, general and administrative expense and cost of providing services and products sold captions of our Consolidated Statements of Operations and Comprehensive income. The unpaid severance-related liability of $10.4 at March 31, 2010 is expected to be substantially paid by mid-2010.

CLIENT CONCENTRATION

During the first three months of 2010, our three largest clients accounted for 38.1% of our revenues, compared to 37.4% in the same period of 2009. We serve AT&T, our largest client with 23.3% of revenues in the first three months of 2010, under several Customer Management and Information Management contracts. We serve DirecTV and Comcast Corporation, our second and third largest clients, under Customer Management contracts. Volumes under certain of our long-term contracts are subject to variation based on, among other things, the spending by clients on outsourced customer support and subscriber levels.

BUSINESS OUTLOOK

Convergys expects full year 2010 results to include:

•	Customer Management revenues of $1.8 billion to $1.9 billion.

•	Information Management revenue of approximately $350.

•

Adjusted EBITDA (defined as income from continuing operations, net of tax, before interest, income tax, depreciation, amortization and excluding the HR Management-related impacts, the litigation reserve reduction and CEO transition costs discussed within the non-GAAP measures discussion on page 20, above) of approximately $310 to $340.

•	Non-GAAP earnings from continuing operations per diluted share of $0.95 to $1.10.

•	Continued strong cash flow, including free cash flow to exceed approximately $150 plus an additional cash distribution from the Cellular Partnerships of approximately $40.

Not included in full year 2010 adjusted EBITDA, non-GAAP EPS and cash flow guidance are the HR Management-related impacts, including its sale, the litigation reserve reduction of $13.0 and the CEO transition costs. Also, as discussed in detail in the “Capital Resources” section, below, we are currently evaluating alternatives related to the $65 synthetic lease related to the property in Orlando, FL which expires in June 2010. Any impact on free cash flow related to this facility is not included in our cash flow guidance.

Convergys will take opportunities to further streamline the business as they are identified. Any future restructuring actions are not included in this guidance.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows

We believe that Convergys has adequate liquidity from cash to fund ongoing operations, invest in the business and make required debt payments for the next twelve months. In addition, expected future cash flows provide additional ability to invest in the business. The Company’s free cash flow, defined as operating cash flow less capital expenditures (net of proceeds related to disposals) was $26.2 for the first three months of 2010, and we currently expect full year 2010 free cash flow to be in excess of $150 as defined above. In addition, we expect approximately $40 in cash distributions from the Cellular Partnerships that is not included in the estimated 2010 free cash flow above.

Cash flow from operating activities generally provides us with a significant source of funding for our investing and financing activities. Cash flow from operating activities totaled $40.8 in the first three months of 2010 compared to $55.8 in the same period last year. Cash flows provided by continuing operations for the first three months of 2010 was $43.9 compared to $81.9 in the same period in the prior year. The decline in the current year largely was due to the timing of working capital requirements. Cash flows used by discontinued operations for the first three months of 2010 was $3.1 compared to $26.1 in the same period in the prior year. The improvement was due to a decline in the net implementation spending in the current year compared to prior year. Days sales outstanding at March 31, 2010 was 61 days compared to 59 at December 31, 2009. This performance measure is computed as follows: receivables, net of allowances, divided by average daily revenue.

We used $9.9 for investing activities during the first three months of 2010 compared to $15.9, including $2.0 for discontinued operations, during the first three months of 2009. The $6.0 decrease in amounts used in investing activities during the first three months of 2010 was due to decreased capital expenditures.

Cash flow used for financing activities was $254.2 during the first three months of 2010 compared to $2.3 during the first three months of 2009. During the first quarter of 2010, we repaid $300.0 of the outstanding balance on our revolving credit facility. In addition, we borrowed $50.0 on our accounts receivable securitization facility, net of repayments.

As of March 31, 2010, our credit ratings and outlook are as follows:

	Long-Term Debt	Outlook
Moody’s	Ba1	Negative
Standard and Poor’s	BB+	Negative

Our credit ratings and outlook could impact our ability to raise capital in the future as well as increase borrowing costs.

The Company’s free cash flows, defined as cash flow from operating activities less capital expenditures (net of proceeds related to disposals) were $26.2 and $33.0 for the first three months of 2010 and 2009, respectively. Compared to the prior year, the decrease in free cash flow of $6.8 was due to lower cash generated from operating activities during the first three months of 2010, offset partially by lower capital expenditures as discussed above. The Company uses free cash flow to assess the financial performance of the Company. The Company believes that free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow facilitates management’s ability to strengthen the Company’s Balance Sheet, to repay the Company’s debt obligations and to repurchase the Company’s common shares. Limitations associated with the use of free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by utilizing both the non-GAAP measure, free cash flow, and the GAAP measure, cash flows from operating activities, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above.

First quarter 2010 Adjusted EBITDA, defined as earnings from continuing operations before interest, taxes, depreciation and amortization, and excluding the HR Management related impacts, CEO transition costs and the litigation reserve reduction (as described in the discussion of non-GAAP measures on page 20, above), was $71.3, compared with $84.7 in the prior year period. A reconciliation of the GAAP measure, earnings from continuing operations, to the non-GAAP measures EBITDA and Adjusted EBITDA is as follows:

	For the Three Months Ended Mar. 31,
	2010	2009
Income from Continuing Operations, net of tax	$25.6	$31.2
Depreciation and Amortization	28.2	30.7
Interest expense	5.7	6.8
Income tax expense	12.4	8.2

EBITDA	71.9	76.9
CEO transition costs	6.2	—
HR Management costs not qualifying as Discontinued Operations	6.2	7.8
Litigation reserve reduction	(13.0)	—

Adjusted EBITDA (a non-GAAP measure)	$71.3	$84.7

Management uses EBITDA and adjusted EBITDA to monitor and evaluate the performance of the business and believes the presentation of these measures will enhance investors’ ability to analyze trends in the business and evaluate the Company’s underlying performance relative to other companies in the industry. Adjusted EBITDA should not be considered in isolation or as a substitute for income from continuing operations, net of tax, or other income statement data prepared in accordance with GAAP and our presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. Management uses both the non-GAAP measure, adjusted EBITDA, and the GAAP measure, income from continuing operations, net of tax, in its evaluation of underlying performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above. This non-GAAP measure should be considered supplemental in nature and should not be considered in isolation or be construed as being more important than comparable GAAP measures.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

At March 31, 2010, total capitalization was $1,466.6, consisting of $216.9 of short-term and long-term debt and $1,249.7 of equity. This results in a total debt-to-total capital ratio of 14.8% at March 31, 2010, compared to 28.0% at December 31, 2009.

At March 31, 2010, we have drawn down $100 of the $400 available under our $400 Five-Year Competitive Advance and Revolving Credit Facility. The facility was fully drawn as of December 31, 2009. The maturity date of the Revolving Credit Facility Agreement is October 20, 2011. The Company’s credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios (as defined in the Credit Facility Agreement). Our interest coverage ratio, defined as the ratio of EBITDA to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. Our debt-to-EBITDA ratio cannot be greater than 3.25 to 1.0 at any time. We were in compliance with all covenants at March 31, 2010.

In December 2004, we issued $250.0 in 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009. During the first three months of 2009, we retired approximately $58 of the outstanding debt. In the fourth quarter of 2009, we announced an exchange offer (Exchange Offer), under the terms of which the Company offered to exchange one-thousand twenty dollars in principal amount of its new 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) for each one-thousand dollars in principal amount of its 4.875% Senior Notes. We issued a total of $125.0 aggregate principal amount of the 2029 Convertible Debentures in exchange for $122.5 of the 4.875% Senior Notes. Following the settlement of the exchange, approximately $70.1 aggregate principal amount of the 4.875% Senior Notes remained outstanding that was fully paid in December 2009. The entire balance of the 2029 Convertible Debentures was outstanding as of March 31, 2010 and December 31, 2009.

We lease certain facilities and equipment used in our operations under operating leases. This includes our office complex in Orlando, Florida, which is leased from Wachovia Development Corporation (Lessor), a wholly owned subsidiary of Wells Fargo & Company, under an agreement that expires in June 2010. Upon termination or expiration of the lease, we must either purchase the property from the Lessor for $65.0 or arrange to have the office complex sold to a third party. If the office complex is sold to a third party for an amount less than the $65.0, we have agreed under a residual value guarantee to pay the Lessor up to $55.0. If the office complex is sold to a third party for an amount in excess of $65.0, Convergys is entitled to collect the excess. As of March 31, 2010, we have recognized a liability of approximately $12 for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee. The Company recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent, which is being amortized to rental expense over the lease term. The liability will remain on the balance sheet until the end of the lease term. Under the terms of the lease, the Company also provides certain indemnities to the Lessor, including environmental indemnities. Due to the nature of such potential obligations, it is not possible to estimate the maximum amount of such exposure or the fair value. Convergys does not expect such amounts, if any, to be material. The Company has concluded that we are not required to consolidate the Lessor pursuant to authoritative guidance for the consolidation of variable interest entities included within FASB Topic 810, “Consolidation,” in the ASC. We are in the process of evaluating whether to purchase or refinance this property. Based upon current estimates of fair market value, we expect to make a cash payment of approximately $12 related to the residual value guarantee liability during the second quarter of 2010 upon refinancing. If we elect to purchase the property, total cash outflows related to this transaction will be $65.0, including the $12 above.

During the second quarter of 2009, we entered into a $125.0 asset securitization facility collateralized by accounts receivables of certain of the Company’s subsidiaries, of which $50.0 expires in June 2010 and $75.0 expires in June 2012. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. The asset securitization facility does not qualify for sale treatment under the authoritative guidance for the accounting for transfers and servicing of financial assets and extinguishments of liabilities included in FAS Topic 860, “Transfers and Servicing,” in the ASC. Accordingly, the accounts receivable and related debt obligation will remain on the Company’s Consolidated Balance Sheet. At March 31, 2010,

$50.0 has been drawn from this facility. At December 31, 2009, this facility remained undrawn.

We did not repurchase any shares during the first three months of 2010 or 2009. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity. At March 31, 2010, the Company has the authority to repurchase an additional 7.1 million common shares.

At March 31, 2010, we had outstanding letters of credit of approximately $44 and other bond obligations of approximately $41 related to performance and payment guarantees. We do not believe that any obligation that may arise will be material.

The Company currently believes that its ability to borrow is greater than its established credit facilities in place.

The Company believes that it is reasonably possible that the unrecognized tax benefits under ASC 720, “Income Taxes” of $71.4 will decrease between approximately $5 and $10 in the next twelve months based upon the resolution of audits; however, actual developments in this area could differ from those currently expected.

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

Interest Rate Risk

At March 31, 2010, we had $151.1 in outstanding variable rate borrowings and $134.4 in outstanding fixed rate borrowings. The carrying amount of our variable borrowings reflects fair value due to their short-term and variable interest rate features. Based upon our exposure to variable rate borrowings, a one percentage point change in the weighted average interest rate would change our annual interest expense by approximately $2.

We sometimes use interest rate swaps to hedge our interest rate exposure. These instruments are hedges of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding interest rate swaps covering interest rate exposure at March 31, 2010.

Foreign Currency Exchange Rate Risk

We serve many of our U.S.-based clients using contact center capacity in the Philippines, India and Canada. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR) or Canadian dollars (CAD), which represents a foreign exchange exposure. As of March 31, 2010, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward contracts with several financial institutions to acquire a total of PHP 16,474.5 at a fixed price of $351.7 through December 2012, INR 8,515.3 at a fixed price of $201.0 through June 2012 and CAD 55.5 at a fixed price of $49.3 through December 2010. Additionally, we had entered into option contracts to purchase PHP 604.3 for a fixed price of $15.0 through June 2010. The fair value of these derivative instruments as of March 31, 2010 is presented in Note 10 of the Notes to Consolidated Financial Statements. The potential loss in fair value at March 31, 2010 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $62. This loss would be mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of March 31, 2010, the fair value of these derivatives was immaterial to the Consolidated Financial Statements

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with the Company’s General Counsel, Chief Accounting Officer and other key employees, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the quarter ended March 31, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by Item 1 is included in Note 8 of the Notes to the Consolidated Financial Statements of this Form 10-Q and incorporated by reference herein.

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

AT&T, our largest client, has completed migrating its subscribers from the legacy wireless billing system that we supported through a managed services agreement onto AT&T’s other wireless billing system. In addition, AT&T acquired several other Convergys clients, resulting in their migration to the other billing system. We anticipate the loss of revenue resulting from the AT&T related migrations to be approximately $40 in 2010 compared to our 2009 Information Management revenues. In September 2005, Sprint PCS, a large data processing outsourcing client, completed its acquisition of Nextel Communications. In 2006, Sprint Nextel informed us that it intended to consolidate its billing systems onto a competitor’s system. The migration began in 2006 and was fully completed during 2009. We expect revenue from Sprint Nextel to be down by approximately $10 for the full year 2010 compared to our 2009 Information Management revenues.

A large portion of our revenue is generated from a limited number of clients in the communications industry, and the loss of one or more of our clients, or weakness in the communications industry, could cause a reduction in our revenues and earnings.

Our three largest clients, as discussed under the section above titled “Client Concentration,” collectively represented 38.1% of our revenues for the first three months of 2010. Our relationship with AT&T is represented by separate contracts/work orders with Customer Management and Information Management. Our relationships with DirecTV and Comcast Corporation are represented by contracts under Customer Management. We do not believe that it is likely that our entire relationship with AT&T would terminate at one time; and, therefore, we are not substantially dependent on any particular contract/work order. However, the loss of all of the contracts/work orders with a particular client at the same time or the loss of one or more of the larger contracts/work orders with a client would adversely affect our total revenues if the revenues from such client were not replaced with revenues from that client or other clients. Our revenues and earnings would also be negatively impacted by general weakness or slowdown in the communications industry.

A large portion of our accounts receivable is payable by a limited number of clients and the inability of any of these clients to pay its accounts receivable could cause a reduction in our revenues and earnings.

Several significant clients account for a large percentage of our accounts receivable. As of March 31, 2010, our largest clients, AT&T, DirecTV and Comcast Corporation, collectively accounted for 33.1% of our accounts receivable. During the past five years, each of these clients has generally paid its accounts receivable on a timely basis, and write-downs that we have incurred in connection with such accounts receivable were consistent with write-downs that we incurred with other clients. We anticipate that several clients will continue to account for a large percentage of our accounts receivable. Although we currently do not expect payment issues with any of these clients, if any of them were unable or unwilling, for any reason, to pay our accounts receivable, our income would decrease. We have several important clients that are in industries, including automotive, that have been severely impacted by the current global economic slowdown. We also carry significant receivable balances with other clients whose declaration of bankruptcy could decrease our income. In addition, our income could be materially impacted by a number of small clients declaring bankruptcy in a short period of time.

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

Emergency interruption of data centers and contact centers could have a materially adverse effect on our financial condition and results of operations.

In the event that we experience a temporary or permanent interruption at one or more of our data or contact centers, through casualty, operating malfunction or other causes, we may be unable to provide the data services we are contractually obligated to deliver. This could result in us being required to pay contractual damages to some clients or to allow some clients to terminate or renegotiate their contracts. Notwithstanding disaster recovery and business continuity plans and precautions instituted to protect our clients and us from events that could interrupt delivery of services (including property and business interruption insurance that we maintain), there is no guarantee that such interruptions would not result in a prolonged interruption in our ability to provide support services to our clients or that such precautions would adequately compensate us for any losses we may incur as a result of such interruptions.

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

In addition, there has been political discussion and debate related to worldwide competitive sourcing, labor-related legislation and information-flow restrictions, particularly from the United States to off-shore locations. Federal and state legislation has been proposed that relates to this issue. Future legislation, if enacted, could have an adverse effect on our results of operations and financial condition. In particular, proposed legislation, known as the Employee Free Choice Act, if enacted in its current form or a similar variation thereof, could make it easier for union organizing drives to be successful and could give third party arbitrators the ability to impose terms of collective bargaining upon both the Company and a labor union if the parties are unable to agree to the terms of a collective bargaining agreement within specified timelines. Additionally, healthcare reform and other healthcare related legislation and regulation could adversely affect our results of operations and financial condition.

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

Our ability to profit from the global trend toward outsourcing depends largely on how effectively we manage our Customer Management contact center capacity. In order to create the additional capacity necessary to accommodate new or expanded outsourcing projects, we may need to open new contact centers. The opening or expansion of a contact center may result, at least in the short term, in idle capacity until we fully implement the new or expanded program. Expanded use of home agents is helping to mitigate this risk. We periodically assess the expected long-term capacity utilization of our contact centers. As a result, we may, if deemed necessary, consolidate, close or partially close under-performing contact centers to maintain or improve targeted utilization and margins. There can be no guarantee that we will be able to achieve or maintain optimal utilization of our contact center capacity.

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

Our liquidity is a function of our ability to successfully generate cash flows from a combination of operations and access to capital markets. As of March 31, 2010, total cash and cash equivalents was $108.4. We believe our liquidity (including operating and other cash flows from continuing operations that we expect to generate) will be sufficient to meet operating requirements and required debt repayments for the next twelve months; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access capital markets. As further described in the “Capital Resources” section of the Management Discussion and Analysis, our $400.0 revolving credit agreement contains certain restrictive covenants. At March 31, 2010, we were in compliance with all covenants in the agreements.

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

Our debt is rated by both Moody’s and Standard and Poor’s as below investment grade. This could impact our ability to raise capital in the future as well as increase borrowing costs. In addition, prospective clients and vendors may be less willing to do business with a provider with higher perceived credit risk or demand more onerous terms.

We may incur additional non-cash goodwill impairment charges in the future.

As discussed more fully in the “Goodwill and Other Intangible Assets” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, we are required to test goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicates the carrying value of goodwill may no longer be recoverable. No goodwill impairment charges were recorded during the first quarter of 2010 or 2009. There can be no assurances that we will not incur additional charges in the future, particularly in the event of a prolonged economic slowdown.

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

There were no unregistered sales of equity securities or shares repurchased during the first three months of 2010 or from April 1, 2010 through the date of filing of this report. At March 31, 2010, the Company was authorized to repurchase up to 7.1 million additional common shares.

ITEM 4.	REMOVED AND RESERVED

ITEM 6.	EXHIBITS

(a)	Exhibits.

The following are filed as Exhibits to Part II of this Form 10-Q:

Exhibit Number

2.1	Master Purchase Agreement, dated March 4, 2010, among the Company, Convergys Customer Management Group, Inc., Convergys Learning Solutions, Inc. and Convergys CMG Utah, Inc. and NorthgateArinso, Inc. and Northgate Information Solutions Limited. (Incorporated by reference from Exhibit 2.1 to Form 8-K, filed on March 9, 2010.)

3.1	Amended Articles of Incorporation of the Company.

3.2	Amended and Restated Code of Regulations of the Company. (Incorporated by reference from Exhibit 3.2 to Form 10-Q filed on May 5, 2009.)

21	Subsidiaries of the Company.

31.1	Rule 13(a) - 14(a) Certification by Chief Executive Officer.

31.2	Rule 13(a) - 14(a) Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company will furnish, without charge, to a security holder upon request, a copy of the documents, or the portions thereof, which are incorporated by reference, and will furnish any other exhibit at cost.

ITEMS 3 and 5 Are Not Applicable and Have Been Omitted

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation

Date: May 5, 2010	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer
(On behalf of the Registrant and as Chief Financial Officer)