Form 10-K/A
period 2009-12-31
CONVERGYS CORP
filed 2010-08-06
CIK 1062047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Form 10-K/A is being filed by Convergys Corporation (“the Company”) to include audited financial statements of Cincinnati SMSA Limited Partnership (the “Partnership”) as an exhibit to the Company’s Form 10-K for 2009. The Company owns a 33.8% limited partnership interest in the Partnership. A consent of Ernst & Young LLP, independent auditors for the Partnership, is also being filed as an exhibit hereto.

PART IV

Item 15. Exhibits, Financial Statement Schedule

Item 15(a)(1) and (2). List of Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Convergys are included in Item 8:

	Page

(1)	Consolidated Financial Statements:

	Reports of Independent Registered Public Accounting Firm	41

	Consolidated Statements of Operations and Comprehensive Income (Loss)	43

	Consolidated Balance Sheets	44

	Consolidated Statements of Cash Flows	45

	Consolidated Statements of Shareholders’ Equity	46

	Notes to Consolidated Financial Statements	47

(2)	Financial Statement Schedule:

	II - Valuation and Qualifying Accounts	80

	Audited Financial Statements for Cincinnati SMSA Limited Partnership are filed herewith as Exhibit 99, which is incorporated herein by reference.

Financial statement schedules other than that listed above have been omitted because the required information is not required or applicable.

(3) Exhibits:

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

Exhibit Number
3.1	Amended Articles of Incorporation of Convergys Corporation. (Incorporated by reference from Exhibit 3.1 to Form S-3 Registration Statement (File No. 333-43404) filed on August 10, 2000.)

3.2	Amended and Restated Code of Regulations of Convergys Corporation. (Incorporated by reference from Exhibit 3.2 to Form 10-Q filed on May 5, 2009.)

4.1	Indenture, dated October 13, 2009, by and between Convergys Corporation and U.S. Bank National Associated, as trustee, relating to Convergys Corporation’s 5.75% Junior Subordinated Convertible Debentures due 2029. (Incorporated by reference from Exhibit 4.1 to Form 8-K filed October 13, 2009.)

4.2	Form of 5.75% Junior Subordinated Convertible Debenture due 2029. (Incorporated by reference from Exhibit 4.1 to Form 8-K filed October 13, 2009.)

10.1	Employment Letter between Convergys Corporation and Andrea J. Ayers dated June 4, 1998.

10.2	Change-in-control Agreement between Convergys Corporation and Andrea J. Ayers dated June 8, 2008.

10.3	Offer of Employment Letter between Convergys Corporation and James P. Boyce dated February 22, 2000.

10.4	Change-in-control Agreement between Convergys Corporation and James P. Boyce dated June 8, 2008.

10.5	Employment Agreement between Convergys Corporation and Robert A. Lento dated September 1, 2002.

10.6	Amendment to Employment Agreement dated September 1, 2002 between Convergys Corporation and Robert A. Lento dated December 29, 2008.

10.8	Offer Letter, dated February 9, 2010, between Convergys Corporation and Jeffrey Fox (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on February 12, 2010).

10.9	Convergys Corporation Deferred Compensation and Long-Term Incentive Plan Award Deferral Plan for Non-Employee Directors as amended and restated effective February 24, 2004. (Incorporated by reference from Exhibit 10.24 to Form 10-Q filed on August 9, 2004.) *

10.10	Convergys Corporation Deferred Compensation Plan for Non-Employee Directors dated August 26, 2008. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on November 5, 2008.) *

10.11	Convergys Corporation Long-Term Incentive Plan as amended and restated effective as of April 22, 2008. (Incorporated by reference from Exhibit 10.4 to Form 10-Q filed on May 7, 2008.) *

10.12	Convergys Corporation Supplemental Executive Retirement Plan amended effective February 20, 2007. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 7, 2007.) *

10.13	Convergys Corporation Supplemental Executive Retirement Plan as amended dated August 26, 2008. (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on November 5, 2008.) *

10.14	Convergys Corporation Executive Deferred Compensation Plan as amended October 29, 2001. (Incorporated by reference from Exhibit 10.9 to Form 10-K filed on February 28, 2008.) *

10.15	Convergys Corporation Executive Deferred Compensation Plan as amended effective February 24, 2004. (Incorporated by reference from Exhibit 10.25 to Form 10-Q filed on August 9, 2004.) *

10.16	Convergys Corporation Executive Deferred Compensation Plan as amended dated December 21, 2005. (Incorporated by reference from Exhibit 10.14 to Form 10-K filed on February 27, 2009.) *

10.17	Convergys Corporation Executive Deferred Compensation Plan as amended dated October 21, 2008. (Incorporated by reference from Exhibit 10.15 to Form 10-K filed on February 27, 2009.) *

10.18	Convergys Corporation Employee Stock Purchase Plan. (Incorporated by reference from Appendix IV of Convergys Corporation’s Definitive Schedule 14A filed on March 12, 2004.) *

10.19	Convergys Corporation Retirement and Savings Plan as amended and restated dated January 28, 2008. (Incorporated by reference from Exhibit 10.17 to Form 10-K filed on February 27, 2009.) *

10.20	Amendment to Convergys Corporation Retirement and Savings Plan dated March 31, 2008. (Incorporated by reference from Exhibit 10.18 to Form 10-K filed on February 27, 2009.) *

10.21	Amendment to Convergys Corporation Retirement and Savings Plan dated December 23, 2008. (Incorporated by reference from Exhibit 10.19 to Form 10-K filed on February 27, 2009.) *

10.22	Convergys Corporation Canadian Employee Share Plan. (Incorporated by reference from Exhibit 4.2.1 to Form S-8 Registration Statement (File No. 333-86137) filed on December 29, 1999.) *

10.23	Annual Executive Incentive Plan dated February 20, 2007. (Incorporated by reference from Appendix IV of the Convergys Corporation’s Definitive Schedule 14A filed on March 13, 2007.) *

10.24	Convergys Corporation Qualified and Non-Qualified Pension Plan as amended and restated dated January 28, 2008. (Incorporated by reference from Exhibit 10.22 to Form 10-K filed on February 27, 2009.) *

10.25	Amended Convergys Corporation Qualified and Non-Qualified Pension Plan dated March 31, 2008. (Incorporated by reference from Exhibit 10.23 to Form 10-K filed on February 27, 2009.)*

10.26	Amended Convergys Corporation Qualified and Non-Qualified Pension Plan dated December 17, 2008. (Incorporated by reference from Exhibit 10.24 to Form 10-K filed on February 27, 2009.)*

10.27	Convergys Corporation Severance Pay Plan dated December 9, 2008. (Incorporated by reference from Exhibit 10.25 to Form 10-K filed on February 27, 2009.)*

10.28	2007 Form of Performance-Based Restricted Stock Unit Award Agreement. (Incorporated by reference from Exhibit 10.26.1 to Form 10-K filed on February 28, 2007.) *

10.29	2007 Form of Performance Unit Award Agreement. (Incorporated by reference from Exhibit 10.27.1 to Form 10-K filed on February 28, 2007.) *

10.30	2007 Form of Time-Based Restricted Stock Unit Award Agreement for Directors. (Incorporated by reference from Exhibit 10.31 to Form 10-K filed on February 27, 2009.) *

10.31	2008 Form of Time-Based Restricted Stock Unit Award for Directors. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on May 7, 2008.) *

10.32	2008 Form of Performance-Based Restricted Stock Unit Award. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on May 7 2008.) *

10.33	2008 Form of Performance Unit Award. (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on May 7, 2008.) *

10.34	Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated October 20, 2006, between Convergys Corporation, certain financial institutions, JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp, USA, Inc., as Syndication Agent, and Deutsche Bank AG, New York Branch and PNC Bank, National Association, as Co-Documentation Agents. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed October 24, 2006.)

10.35	Amendment to Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of August 11, 2008. (Incorporated by reference from Exhibit 10.4 to Form 10-Q filed on November 5, 2008.)

10.36	Participation Agreement, dated as of June 30, 2003, between Convergys Corporation, Various Guarantors and Wachovia Development Corporation. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 12, 2003.)

10.37	Amended and Restated Lease Agreement, dated as of June 30, 2003, between Wachovia Development Corporation and Convergys Corporation. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on August 12, 2003.)

10.38	Security Agreement, dated as of June 30, 2003, between Wachovia Development Corporation and Wachovia Bank, National Association and accepted and agreed to by Convergys Corporation. (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on August 12, 2003.)

10.39	Assignment and Recharacterization Agreement, dated as of June 30, 2003, between Convergys Corporation, Wells Fargo Bank Northwest, National Association, and Bank of America, National Association. (Incorporated by reference from Exhibit 10.4 to Form 10-Q filed on August 12, 2003.)

10.40	Agreement, dated February 4, 2009, by and between Convergys Corporation and JANA Partners LLC. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on February 5, 2009.)

10.41	First Amendment to Agreement, dated December 23, 2009, between Convergys Corporation and JANA Partners, LLC. (Incorporated by reference from Exhibit 10.1 for Form 8-K filed on December 28, 2009.)

10.42	Receivables Sales Agreement, dated as of June 30, 2009, between Convergys Corporation, as Originator, and Convergys Funding Inc., as Buyer. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 4, 2009.)

10.43	Receivables Purchase Agreement, dated as of June 30, 2009, among Convergys Funding Inc. as Seller, Convergys Corporation as Services, Wachovia Bank, National Association, Liberty Street Funding LLC, the Bank of Nova Scotia, The Bank of Nova Scotia as Scotiabank Group Agent, and Wachovia Bank, National Association as Administrative Agent. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on August 4, 2009.)

10.44	Second Amendment to the Five-Year Competitive Advance and Revolving Credit facility Agreement dated as of October 20, 2006, among Convergys Corporation, the Lenders party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, dated as of February 12, 2010.

10.45	2009 Form of Time-Based Restricted Stock Unit Award Agreement for Employees.*

10.46	2009 Form of Performance-Based Stock Unit Award Agreement.*

10.47	2009 Form of Performance-Based Restricted Stock Unit Award Agreement.*

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

21	Subsidiaries of Convergys Corporation.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for the Company.

23.2	Consent of Ernst & Young LLP, Independent Auditors for Cincinnati SMSA Limited Partnership.

24	Powers of Attorney.

31.1	Rule 13(a) - 14(a) Certification by Chief Executive Officer.

31.2	Rule 13(a) - 14(a) Certification by Chief Financial Officer.

32	Section 1350 Certifications.

99	Audited Financial Statements for Cincinnati SMSA Limited Partnership

*	Management contract or compensatory plan or arrangement.

Item 15(b) and (c). Exhibits and Financial Statement Schedule

The responses to these portions of Item 15 were submitted as a separate section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERGYS CORPORATION

August 6, 2010	By	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer