Form 10-Q
period 2010-06-30
CONVERGYS CORP
filed 2010-08-09
CIK 1062047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

At July 31, 2010, there were 124,076,123 common shares, without par value, outstanding, excluding amounts held in Treasury of 59,892,455.

CONVERGYS CORPORATION

Form 10-Q

For the Period Ended

June 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2010	2009	2010	2009
Revenues	$528.2	$609.7	$1,074.2	$1,234.2

Costs and Expenses:
Cost of providing services and products sold	319.4	364.9	641.4	744.6
Selling, general and administrative	141.0	154.0	299.6	308.4
Research and development costs	14.1	20.3	29.2	39.5
Depreciation	25.7	28.1	51.3	55.9
Amortization	2.6	2.7	5.2	5.6
Restructuring charges	17.6	—	17.6	—

Total costs and expenses	520.4	570.0	1,044.3	1,154.0

Operating Income	7.8	39.7	29.9	80.2
Equity in earnings of Cellular Partnerships	11.7	10.8	25.0	21.5
Other (expense) income, net	(1.7)	(4.9)	6.6	(9.9)
Interest expense	(5.4)	(6.9)	(11.1)	(13.7)

Income before income taxes	12.4	38.7	50.4	78.1
Income tax expense	1.2	12.4	13.6	20.6

Income from continuing operations, net of tax	11.2	26.3	36.8	57.5
Income (Loss) from discontinued operations, net of tax	16.2	(87.2)	25.9	(90.4)

Net Income (Loss)	$27.4	$(60.9)	$62.7	$(32.9)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11.0	22.8	9.1	26.4
Unrealized gain (loss) on hedging activities	(10.9)	30.1	(1.1)	22.6

Total other comprehensive income	0.1	52.9	8.0	49.0

Total Comprehensive Income (Loss)	$27.5	$(8.0)	$70.7	$16.1

Basic Earnings (Loss) Per Common Share:
Continuing operations	$0.09	$0.21	$0.30	$0.47
Discontinued operations	0.13	(0.71)	0.21	(0.74)

Basic Earnings (Loss) per Common Share	$0.22	$(0.50)	$0.51	$(0.27)

Diluted Earnings (Loss) Per Common Share:
Continuing operations	$0.09	$0.21	$0.29	$0.46
Discontinued operations	0.13	(0.70)	0.21	(0.72)

Diluted Earnings (Loss) per Common Share	$0.22	$(0.49)	$0.50	$(0.26)

Weighted Average Common Shares Outstanding:
Basic	123.9	122.8	123.6	122.6
Diluted	126.0	125.1	126.0	124.5

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Millions)	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$129.7	$331.7
Receivables, net of allowances of $14.1 and $13.1	365.3	384.3
Deferred income tax benefits	51.8	51.3
Prepaid expenses	35.7	39.0
Other current assets	58.5	113.4
Current assets - held for sale	4.2	41.4

Total Current Assets	645.2	961.1
Property and equipment, net	381.2	350.5
Goodwill, net	984.7	979.3
Other intangibles, net	45.0	49.6
Investment in Cellular Partnerships	56.8	52.7
Other assets	124.5	109.2
Other assets - held for sale	—	111.2

Total Assets	$2,237.4	$2,613.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt and capital lease obligations maturing within one year	$46.6	$405.2
Payables, deferred revenue and other current liabilities	403.6	435.4
Current liabilities - held for sale	0.7	48.5

Total Current Liabilities	450.9	889.1
Long-term debt and capital lease obligations	119.0	64.4
Deferred income tax liability	97.4	48.6
Accrued pension liability	130.3	130.5
Other long-term liabilities	158.2	188.7
Other liabilities - held for sale	—	85.9

Total Liabilities	955.8	1,407.2

Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized; none outstanding	—	—
Common shares – without par value, 500.0 authorized; 184.0 and 183.3 issued, 124.0 and 123.1 outstanding, as of June 30, 2010 and December 31, 2009, respectively	1,050.4	1,048.1
Additional paid-in capital	36.0	36.0
Treasury stock – 60.0 and 60.2 as of June 30, 2010 and December 31, 2009, respectively	(1,038.5)	(1,042.0)
Retained earnings	1,282.7	1,221.3
Accumulated other comprehensive loss	(49.0)	(57.0)

Total Shareholders’ Equity	1,281.6	1,206.4

Total Liabilities and Shareholders’ Equity	$2,237.4	$2,613.6

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In Millions)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$62.7	$(32.9)
Income (loss) from discontinued operations	25.9	(90.4)

Income from continuing operations	36.8	57.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56.5	61.5
Deferred income tax (benefit) expense	(1.5)	15.3
Equity in earnings of Cellular Partnerships	(25.0)	(21.5)
Distributions from Cellular Partnerships	20.9	21.0
Stock compensation expense	9.3	7.8
Changes in assets and liabilities:
Change in receivables	17.9	93.9
Change in other current assets	44.8	22.4
Change in deferred charges, net	(7.8)	(11.4)
Change in other assets and liabilities	2.1	48.7
Change in payables and other current liabilities	(21.9)	(1.6)

Net cash provided by operating activities of continuing operations	132.1	293.6
Net cash used in operating activities of discontinued operations	(19.9)	(91.0)

Net cash provided by operating activities	112.2	202.6

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(27.3)	(42.6)
Acquisitions	(3.3)	(3.1)

Net cash used in investing activities of continuing operations	(30.6)	(45.7)
Net cash provided by (used in) investing activities of discontinued operations	76.8	(2.7)

Net cash provided by (used in) investing activities	46.2	(48.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt, net	(360.4)	(55.5)

Net cash used in financing activities of continuing operations	(360.4)	(55.5)
Net cash used in financing activities of discontinued operations	—	(2.7)

Net cash used in financing activities	(360.4)	(58.2)

Net (decrease) increase in cash and cash equivalents	(202.0)	96.0
Cash and cash equivalents at beginning of period	331.7	240.0

Cash and cash equivalents at end of period	$129.7	$336.0

See Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Millions Except Per Share Amounts)

(Unaudited)

(1)	BACKGROUND AND BASIS OF PRESENTATION

Convergys Corporation (the Company or Convergys) is a global leader in relationship management. The Company provides solutions that drive value from the relationships its clients have with their customers. Convergys turns these everyday interactions into a source of profit and strategic advantage for the Company’s clients. For over 25 years, the Company’s unique combination of domain expertise, operational excellence and innovative technologies has delivered process improvement and actionable business insight to clients to enhance their relationship with customers.

Historically, the Company had three reportable segments, Customer Management, Information Management and Human Resources Management (HR Management). In March 2010, Convergys signed a definitive agreement to sell its HR Management line of business for approximately $85 in cash at closing and $15 in cash over three years. The sale substantially closed on June 1, 2010, for which the Company received approximately $80 in cash as well as a zero coupon note in the principal amount of $15. The sale of certain additional foreign locations is expected to close in the second half of 2010 and result in an additional $5 of cash received. In connection with and at the time of the substantial completion of the sale, the Company made cash payments of $28.2 to settle certain obligations of the HR Management business, the impact of which is included in cash flows from operating activities of discontinued operations. In connection with the sale of the HR Management line of business, the Company reorganized its reportable segments into two segments: Customer Management, which provides agent-assisted services, self-service, and intelligent technology care solutions, and Information Management, which provides business support system (BSS) solutions. See Note 17 for information about these segments.

As a result of the sale of the HR Management line of business, the operating results and assets and liabilities related to HR Management have been reflected as discontinued operations for all periods presented. Unless otherwise noted, amounts in these Notes to Condensed Consolidated Financial Statements exclude amounts attributable to discontinued operations. In addition, certain costs previously allocated to the HR Management segment that do not qualify as discontinued operations are reported as costs from continuing operations. These costs included in continuing operations in Corporate and Other were $2.9 and $8.6 for the three months ending June 30, 2010 and 2009, respectively, and $9.1 and $16.4 for the six months ended June 30, 2010 and 2009, respectively. The Company has taken and continues to take actions to reduce these costs and began receiving transition service revenue from services provided to the buyer subsequent to completion of the sale in June 2010.

Certain balances in prior years have been reclassified to conform to current year presentation, including cash flow distributions related to the Company’s investments in the Cellular Partnerships. As the Company has received distributions from the Partnerships in excess of its initial investment, these amounts are now classified as cash flows from operating activities as they more appropriately represent return on investment rather than return of investment capital. This reclassification increased and decreased previously reported cash flows from operating activities and investing activities by $21.0, respectively, for the six month period ended June 30, 2009. See Note 5 for additional information about the Cellular Partnerships. In addition, during the three months ended June 30, 2010, the Company reclassified a lease related to an office complex in Orlando, Florida as a capital lease. See Note 9 for additional information.

These Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in Financial Statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. Interim Consolidated Financial Statements are not necessarily indicative of the financial position or operating results for an entire year. These interim Consolidated Financial Statements should be read in conjunction with the audited Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 26, 2010 and Form 10-K/A (Amendment No. 1) for the year ended December 31, 2009 filed on August 6, 2010 and the Current Report on Form 8-K, filed August 6, 2010.

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

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements,” (amendments to FASB ASC Topic 605, “Revenue Recognition”) (ASU 2009-13) and ASU 2009-14, “Certain Arrangements That Include Software Elements,” (amendments to FASB ASC Topic 985, “Software”) (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2009-13 and ASU 2009-14 on the Company’s consolidated results of operations and financial condition.

(3)	DISCONTINUED OPERATIONS

In March 2010, the Company signed a definitive agreement to sell its HR Management line of business and, in June 2010, the Company substantially completed the sale of this business to NorthgateArinso, the Human Resource division of Northgate Information Solutions Limited, for approximately $100, subject to post-closing working capital adjustments. The consideration received at the closing consisted of approximately $80 in cash and a zero coupon note issued by NorthgateArinso in the principal amount of $15. The note is payable in increments of $5 on the second anniversary of closing and $10 on the third anniversary of closing. The sales of HR Management operations in Singapore, India and Russia are expected to close in the second half of 2010 and result in an additional $5 of cash received and an additional gain of approximately $1, net of tax. In connection with and at the time of the completion of the sale, the Company made cash payments of $28.2 for certain obligations of the HR Management business, the impact of which is included in cash flows from operating activities of discontinued operations.

The total gain on the sale of HR Management amounted to $38.0 pretax and $7.8 after tax. The sale of HR Management was a taxable transaction that resulted in $30.2 being recorded for the combined federal and state income tax obligation. The gain on sale included the elimination of $63.6 of goodwill and intangible assets. Subsequent adjustments will be made to the gain on this divestiture as certain post-closing and working capital adjustments are determined and the sales of certain HR Management operations in Singapore, India and Russia close later in 2010.

The results of the HR Management business have been classified as discontinued operations for all periods presented. In addition, certain costs previously allocated to the HR Management segment that do not qualify for discontinued operations accounting treatment are now reported as costs from continuing operations. These costs included in continuing operations in Corporate and Other prior to the close of the sale were $2.9 and $8.6 for the three months ended June 30, 2010 and 2009, respectively, and were $9.1 and $16.4 for the six months ended June 30, 2010 and 2009, respectively. The Company has taken and continues to take actions to reduce these costs and began receiving transition service revenue from services provided to the buyer subsequent to completion of the sale in June 2010. Through the end of the second quarter, the Company received $4.1 in revenue under these transition services agreements subsequent to the close of the sale. This revenue is included in Corporate and Other and offsets continuing costs incurred. Revenue received was for one month of services provided under agreements lasting varying periods of time from three to 18 months.

The results of the HR Management business included in discontinued operations for the three and six months ended June 30, 2010 and 2009, respectively, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$42.0	$73.0	$107.0	$143.2
Income (loss) before tax - Operations	11.3	(110.3)	25.5	(112.4)
Gain on disposition	38.0	—	38.0	—

Income (loss) before income taxes	49.3	(110.3)	63.5	(112.4)
Income tax (expense) benefit:
Expense (benefit) related to operations	2.9	(23.1)	7.4	(22.0)
Expense related to gain on disposition	30.2	—	30.2	—

Income (Loss) from discontinued operations, net of tax	$16.2	$(87.2)	$25.9	$(90.4)

The major classes of assets and liabilities that were included as part of the HR Management business and presented during these periods as held for sale were as follows:

	June 30, 2010	December 31, 2009
Assets:
Current assets	$4.2	$41.4
Property and equipment, net	—	17.2
Other assets	—	94.0

Total assets	$4.2	$152.6

Liabilities:
Current liabilities	$0.7	$48.5
Other liabilities	—	85.9

Total liabilities	$0.7	$134.4

Cash flows generated from the discontinued operations are presented separately in the Company’s consolidated statements of cash flows.

At June 30, 2010, the Company had outstanding performance bond obligations of approximately $39 related to performance and payment guarantees for the Company’s former HR Management line of business. Upon completion of the sale of the HR Management business, the Company continues to be responsible for these bond obligations. As NorthgateArinso is an unrelated third party, the Company accounts for these performance bond obligations under the guidance of ASC 460-10 and recognized as part of the gain on disposition a liability equal to the present value of probability weighted cash flows of potential outcomes, a level 3 fair value measurement. Although NorthgateArinso is obligated to indemnify the Company for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, the Company recorded a liability of approximately $2 upon completion of the sale of the HR Management business for these obligations.

(4)	EARNINGS (LOSS) PER SHARE AND SHAREHOLDERS’ EQUITY

Earnings (Loss) per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations:

	Shares	Continuing Operations		Discontinued Operations		Total Per Share Amount
		Income	Per Share Amount	Income (Loss)	Per Share Amount
Three Months Ended June 30, 2010
Basic EPS	123.9	$11.2	$0.09	$16.2	$0.13	$0.22
Effect of dilutive securities:
Stock-based compensation arrangements	2.1	—	—	—	—	—

Diluted EPS	126.0	$11.2	$0.09	$16.2	$0.13	$0.22

Six Months Ended June 30, 2010
Basic EPS	123.6	$36.8	$0.30	$25.9	$0.21	$0.51
Effect of dilutive securities:
Stock-based compensation arrangements	2.4	—	(0.01)	—	—	(0.01)

Diluted EPS	126.0	$36.8	$0.29	$25.9	$0.21	$0.50

Three Months Ended June 30, 2009
Basic EPS	122.8	$26.3	$0.21	$(87.2)	$(0.71)	$(0.50)
Effect of dilutive securities:
Stock-based compensation arrangements	2.3	—	—	—	0.01	0.01

Diluted EPS	125.1	$26.3	$0.21	$(87.2)	$(0.70)	$(0.49)

Six Months Ended June 30, 2009
Basic EPS	122.6	$57.5	$0.47	$(90.4)	$(0.74)	$(0.27)
Effect of dilutive securities:
Stock-based compensation arrangements	1.9	—	(0.01)	—	0.02	0.01

Diluted EPS	124.5	$57.5	$0.46	$(90.4)	$(0.72)	$(0.26)

The diluted EPS calculation for the three and six months ended June 30, 2010 and the three and six months ended June 30, 2009 excludes the effect of 5.7 million and 8.0 million outstanding stock options, respectively, because they are anti-dilutive. As described in the “Common and Preferred Shares” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company issued approximately $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Convertible Debentures). The 2029 Convertible Debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or 82.82 shares per one thousand in principal amount of debentures. There was no dilution related to the 2029 Convertible Debentures for the three and six months ended June 30, 2010.

Shareholders’ Equity

There were no shares repurchased during the six months ended June 30, 2010 and 2009. As of June 30, 2010, the Company has the authority to repurchase 7.1 million additional common shares pursuant to current authorizations.

(5)	INVESTMENT IN CELLULAR PARTNERSHIP

The Company’s 33.8% limited partnership interest in the Cincinnati SMSA Limited Partnership qualifies as significant under the Securities and Exchange Commission Regulation S-X, Article 1, Rule 1-02(w). Unaudited income statement information reported by the Cincinnati SMSA Limited Partnership, a provider of wireless communications in central and southwestern Ohio and northern Kentucky, is presented in the following table, along with a summary of the amounts recorded in the Company’s consolidated financial statements. The Company accounts for its interests in the Cellular Partnership under the equity method of accounting. Under Rule 3-09 of Regulation S-X, the Company filed audited financial statements for Cincinnati SMSA Limited Partnership for the year ended December 31, 2009 on a Form 10-K/A on August 6, 2010.

Since the Cellular Partnership was organized as a limited partnership, the partners are responsible for income taxes applicable to their share of taxable income generated by the Cellular Partnership. The net income of the Cincinnati SMSA Limited Partnership reflected in the following table does not include any provision for income taxes incurred by the partners.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	160.2	145.9	313.4	285.9
Income from operations	34.8	31.6	74.4	62.7
Net income	33.7	31.6	72.2	62.4

The Company’s equity in earnings of equity method investees for the three and six month periods ended June 30, 2010 and 2009, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Convergys’ equity in earnings of Cincinnati SMSA Limited Partnership	11.4	10.5	24.5	21.0
Convergys’ equity in earnings of other equity method investees	0.3	0.3	0.5	0.5

Total equity in earnings of cellular partnerships	11.7	10.8	25.0	21.5

(6)	EMPLOYEE BENEFIT PLANS

The Company sponsors a defined benefit pension plan, which includes both a qualified and non-qualified portion, for eligible employees (the Cash Balance Plan). The Company also sponsors a non-qualified, unfunded executive deferred compensation plan and a supplemental, non-qualified, unfunded plan for certain senior executive officers.

Components of pension cost for the Cash Balance Plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest cost on projected benefit obligation	$2.9	$3.0	$5.8	$6.1
Expected return on plan assets	(3.1)	(2.6)	(6.1)	(5.2)
Amortization and deferrals - net	1.2	1.6	2.3	3.3

Pension cost	$1.0	$2.0	$2.0	$4.2

Components of pension cost for the unfunded executive pension plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$0.3	$0.3	$0.7	$0.8
Interest cost on projected benefit obligation	0.5	0.5	1.0	1.0
Curtailment loss	—	—	2.3	—
Amortization and deferrals - net	(0.1)	—	(0.1)	(0.2)

Pension cost	$0.7	$0.8	$3.9	$1.6

The Company recognized a $2.3 curtailment loss during the first quarter of 2010 related to the termination of the employment of the President and Chief Executive Officer of the Company. The Company also expects to recognize a settlement loss related to this transition of approximately $2 during the third quarter of 2010 upon payment of benefits under the unfunded executive pension plan. The Company contributed $2.7 to fund the Cash Balance Plan during the first six months of 2010 and expects to contribute approximately $6 during the remainder of 2010. Pension costs for the Cash Balance Plan and unfunded executive plan related to discontinued operations included in the tables above for the three and six months ended June 30, 2010 and 2009 were not significant.

(7)	RESTRUCTURING

2010 Restructuring

During the second quarter of 2010, the Company initiated a restructuring plan and incurred a total charge of $17.6 consisting of $10.8 of severance-related charges and $6.8 of facility-related charges. The $10.8 of severance-related charges were comprised of $8.5 at Customer Management, largely to reduce headcount and align resources to future business needs, and $2.3 at Corporate to further streamline operations due to the sale of the HR Management line of business. The severance charge of $10.8 will largely be paid in cash pursuant to the Company’s existing severance policy and employment agreements. These actions will affect approximately 700 professional employees and approximately 1,000 contact center agents worldwide and are expected to be mostly completed by the end of 2010. The facility-related charge of $6.8 relates to lease rent accruals for properties that have closed as the result of consolidating facilities and shifting capacity. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. The fair value measurement utilized internal discounted cash flows, which is a Level 3 input. The Company used estimates, based on consultation with the Company’s real estate advisors, to determine the proceeds from any future sublease agreements. The Company will continue to evaluate these estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to these facility closures in the future. At June 30, 2010, the facility-related restructuring reserve had an outstanding balance of $5.9, which will be paid during 2010 and 2011 until the leases expire.

Restructuring liability activity for the 2010 plans consisted of the following:

2010
Severance charge	$10.8
Facility charge	6.8
Retained liability of discontinued operations	0.2
Severance payments	(5.2)
Facility payments	(0.9)

Balance at June 30, 2010	11.7

2009 Restructuring

During 2009, the Company initiated restructuring plans of $43.3 to reduce headcount and align resources to future business needs. The severance actions are expected to be mostly completed by December 31, 2010. The facility-related charge relates to lease rent accruals for properties that have closed as the result of consolidating facilities, consistent with the methodology discussed in connection with the 2010 restructuring. At June 30, 2010, this facility-related restructuring reserve had an outstanding balance of $11.8, which will be paid over several years until the leases expire.

Restructuring liability activity for the 2009 plans consisted of the following:

2010
Balance at January 1, 2010	$36.3
Severance payments	(13.9)
Facility payments	(4.2)

Balance at June 30, 2010	$18.2

(8)	STOCK-BASED COMPENSATION PLANS

The Company’s operating results for the three and six months ended June 30, 2010 included long-term incentive plan expense of $3.9 and $9.4, respectively, compared to $5.7 and $10.2, respectively, for the same periods in 2009. Long-term incentive plan expense included expense related to discontinued operations for these periods of $0.4 and $0.9, respectively, compared to $0.8 and $1.4 for the same periods in 2009. Long-term incentive plan expense includes: (a) incentive plan expense that is paid in cash based on relative shareholder return and (b) stock compensation expense. Stock compensation expense for the three and six months ended June 30, 2010 was $4.4 and $10.2, respectively, compared to $5.2 and $9.2, respectively, for the same periods in 2009.

Stock Options

A summary of stock option activity for the six months ended June 30, 2010 is presented below:

Shares in Millions Except Per Share Amounts	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Fair Value at Date of Grant (per share)
Outstanding and exercisable at Jan. 1, 2010	7.9	$32.21	1.4	$13.28
Granted	0.3	10.88	5.0
Exercised	—	—
Forfeited/cancelled	(2.4)	30.91

Outstanding and exercisable at June 30, 2010	5.8	$31.72	1.6	$12.23

The stock options granted during 2010 were fully vested at the time they were granted, resulting in stock compensation expense of $1.1 in the first six months of 2010.

Restricted Stock Awards

During the six months ended June 30, 2010, the Company granted 2.1 million shares of restricted stock units at a weighted-average fair value of $11.49. Included in the above were 0.8 million shares of performance-based restricted stock units granted at the fair value of $11.37 per share that vest upon the Company’s satisfaction of certain financial conditions (relative shareholder return versus the S&P 500 return) as of December 31, 2012. During the six months ended June 30, 2009, the Company granted 2.8 million shares of restricted stock units at a weighted average fair value of $7.65. Included in the above were 1.8 million shares of performance-based restricted stock units granted at the fair value of $7.34 per share that vest upon the Company’s satisfaction of certain financial performance conditions (relative shareholder return versus the S&P 500 return) as of December 31, 2011.

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

	June 30, 2010	June 30, 2009
Expected volatility	56.0%	52.8%
Expected term (in years)	3.0	3.0
Risk-free interest rate	1.4%	1.2%

The total compensation cost related to non-vested restricted stock and restricted stock units not yet recognized as of June 30, 2010 was approximately $27.3, which is expected to be recognized over a weighted average of 1.8 years. Changes to non-vested time-based and performance-based restricted stock and restricted stock units for the three months ended June 30, 2010 were as follows:

Time-based Restricted Stock Units

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2009	1.9	$14.99
Granted	1.3	11.57
Vested	(0.7)	22.65
Forfeited	(0.2)	10.84

Non-vested at June 30, 2010	2.3	$10.56

Performance-based Restricted Stock Units

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2009	3.0	$10.45
Granted	0.8	11.37
Vested	(0.2)	7.39
Forfeited	(1.0)	12.48

Non-vested at June 30, 2010	2.6	$9.75

(9)	DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following:

	June 30, 2010	December 31, 2009
Revolving credit facility	$—	$400.0
2029 Convertible Debentures	56.5	56.3
Capital Lease Obligations	57.9	3.6
A/R Securitization	44.0	—
Other	7.2	9.7

Total debt	165.6	469.6
Less current maturities	46.6	405.2

Long-term debt	$119.0	$64.4

At June 30, 2010, the Company has not drawn any of the $400.0 available under the $400 Five-Year Competitive Advance and Revolving Credit Facility. The Company repaid $300.0 previously drawn under this facility during the first quarter of 2010 and $100.0 during the second quarter of 2010. The facility was fully drawn as of December 31, 2009. The maturity date of the Revolving Credit Facility Agreement is October 20, 2011. The Company’s credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios (as defined in the Credit Facility Agreement). The interest coverage ratio, defined as the ratio of EBITDA to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. Our debt-to-EBITDA ratio cannot be greater than 3.25 to 1.0 at any time. The Company was in compliance with all covenants at June 30, 2010.

The 2029 Convertible Debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or 82.82 shares of the Company’s common stock per one thousand dollars in principal amount of debentures. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2029 Convertible Debentures and settle the remainder of the debentures in cash or stock at the Company’s option. The conversion rate will be subject to adjustment for certain events outlined in the indenture governing the debenture (the Indenture). The conversion rate will increase for a holder who elects to convert the debenture in connection with certain share exchanges, mergers or consolidations involving the Company, as described in the Indenture. The 2029 Convertible Debentures, which pay a fixed rate of interest semi-annually, have a contingent interest component that will require the Company to pay interest based on certain thresholds commencing on September 15, 2019, as outlined in the Indenture. The maximum amount of contingent interest that will accrue is 0.75% per annum of the average trading price. The fair value of this embedded derivative was not significant at June 30, 2010.

The Company leased an office complex in Orlando, Florida from Wachovia Development Corporation (Lessor), a wholly owned subsidiary of Wells Fargo & Company, under an agreement that expired in June 2010 (the “Orlando lease”). The Orlando lease was historically accounted for as an operating lease. Pursuant to the terms of the lease, on October 8, 2009 the Company was required to provide notice to the Lessor of its intention to either purchase the property for $65.0 or arrange to have the office complex sold to a third party (the terms of the lease provided the Lessor with a residential value guarantee from the Company of up to $55.0). Although continuing to pursue a refinancing of the Orlando lease, on October 8, 2009 the Company effectively elected the purchase option under the required notification provision of the lease agreement.

The election to purchase changed the legal requirements of the Orlando Lease, which is considered a contract modification requiring reassessment of lease classification. Because of the Company’s effective election of the purchase option in October 2009, the lease should have been reclassified as a capital lease instead of an operating lease at that time. The impact of the reclassification as a capital lease on previously issued financial statements is not material. At June 30, 2010, the Company has recorded a capital lease obligation and property of $55.0 related to this facility, coincident with the completion of the refinancing of the lease discussed below.

On June 30, 2010, the Company refinanced this lease arrangement. As part of the refinancing, the Company paid approximately $10 to reduce the principal under the prior facility related to the residual value guarantee provision referenced above, such amount having been previously accrued. The new facility provides for a new lease period of five years. Upon termination or expiration of the new facility, the Company is required to either purchase the property for $55.0 or arrange to have the office complex sold to a third party (the terms of the lease provide the Lessor with a residual value guarantee from the Company of up to $47.0). Total scheduled lease payments during the term are currently estimated to be approximately $10. A portion of the equity funding for the refinancing was provided by the Lessor, with the balance of the funding provided by a group of financial institutions.

Including the $55.0 obligation for the Orlando facility, total capital lease obligations were $57.9 and $3.6 at June 30, 2010 and December 31, 2009, respectively. Other debt of $7.2 and $9.7 at June 30, 2010 and December 31, 2009, respectively, consisted of miscellaneous domestic and international borrowings.

(10)	COMMITMENTS AND CONTINGENCIES

Commitments

At June 30, 2010, the Company had outstanding letters of credit of approximately $42 and other bond obligations of approximately $2 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material. The Company also has purchase commitments with telecommunications providers of approximately $13 for the remainder of 2010.

Contingencies

The Company from time to time is involved in various loss contingencies, including tax and legal contingencies that arise in the ordinary course of business. The Company accrues for a loss contingency when it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. At this time, the Company believes that the results of any such contingencies, either individually or in the aggregate, will not have a materially adverse effect on the Company’s results of operations or financial condition. However, the outcome of any litigation cannot be predicted with certainty. An unfavorable resolution of one or more pending matters could have a materially adverse impact on the Company’s results of operations or financial condition in the future. At June 30, 2010, the Company believes it is adequately reserved for all legal contingencies.

Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of Intervoice, Inc. (Intervoice) during the period from October 12, 1999 through June 6, 2000 (the Class Period). Plaintiffs filed claims, which were consolidated into one proceeding under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 against Intervoice as well as certain named former officers and directors of Intervoice on behalf of the alleged class members. In the complaint, plaintiffs claim that Intervoice and the named former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of Intervoice, the results of the merger with Brite and the alleged future business projections of Intervoice. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.

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

On September 26, 2006, the District Court granted the plaintiffs’ motion to certify a class of people who purchased Intervoice stock during the Class Period. On November 14, 2006, the Fifth Circuit granted Intervoice’s petition to appeal the District Court’s decision to grant plaintiffs’ motion to certify a class. On January 8, 2008, the Fifth Circuit vacated the District Court’s class-certification order and remanded the case to the District Court for further consideration in light of a new decision rendered by the Fifth Circuit in the case of Oscar Private Equity Investments v. Allegiance Telecom, Inc. The parties filed briefing in the District Court regarding class certification based on the Fifth Circuit’s new decision. On July 7, 2009, the District Court ordered the parties to file additional briefing regarding class certification in light of the Fifth Circuit’s more recent decision in Alaska Electric Pension Fund v. Flowserve Corporation. On October 26, 2009, the District Court denied the plaintiffs’ motion to certify a class. The named plaintiffs’ claims remain pending in the District Court. On November 9, 2009, the plaintiffs sought permission from the Fifth Circuit to appeal the District Court’s order denying class certification. In December 2009, the Fifth Circuit accepted the plaintiff’s appeal and on January 15, 2010, the Fifth Circuit granted the plaintiffs’ petition for permission to appeal the denial of class certification. The case has been stayed in the District Court pending the Fifth Circuit’s decision on the plaintiffs’ appeal of the denial of class certification. On February 12, 2010, the Fifth Circuit decided Archdiocese of Milwaukee Supporting Fund, Inc. v. Halliburton Co.. Based on the Halliburton

opinion, the Company filed a motion to reconsider the grant of permission to appeal. On March 23, 2010, the Fifth Circuit denied the motion to reconsider. On June 7, 2010, the plaintiffs filed their opening brief with the Fifth Circuit Court of Appeals, appealing the District Court’s decision to deny class certification. The Company will file its brief opposing the plaintiff’s appeal on or before August 11, 2010. The Company intends to vigorously defend the denial of class certification and the portion of the case that remains pending in the District Court.

Since 2002, the Company has been cooperating with the U.S. Department of Labor’s wage and hour division (DOL) on a number of matters to investigate and resolve allegations that the Company incorrectly measured hourly call center employees’ work time. The Company expects to conclude its negotiations with the DOL, and to reach a mutually-satisfactory resolution in 2010. Such resolution would involve, among other things, the payment of back wages to some of the Company’s U.S. agents. The Company expects that the outcome of this DOL matter will not individually or in the aggregate have a material adverse effect on the Company’s results of operations or financial condition.

(11)	FAIR VALUE DISCLOSURES

The following table summarizes the Company’s assets and liabilities measured and reported in the Financial Statements at fair value on a recurring basis as of June 30, 2010 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy defined by FASB Topic 820, “Fair Value Measurement and Disclosures,” in the ASC are as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table summarizes financial assets and liabilities subject to recurring far value measurements as of June 30, 2010.

	June 30, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$6.1	—	$6.1	—
Derivative liabilities	$31.1	—	$31.1	—

There were no transfers of assets or liabilities involving Level 3 fair value measurements.

Fair values of cash equivalents, short-term investments and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. The fair value of short-term debt approximates its recorded value because of its short-term nature. Based on quoted market prices at June 30, 2010, the fair value of the $125.0 of the Company’s 2029 Convertible Debentures is $143.0.

(12)	DERIVATIVE INSTRUMENTS

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

The Company serves many of its U.S.-based clients using contact center capacity in the Philippines, India and Canada. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR) or Canadian dollars (CAD), which represents a foreign exchange exposure. The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward exchange contracts and options with several financial institutions. These instruments mature within the next 33 months and had a notional value of $594.7 at June 30, 2010 and $601.3 at December 31, 2009. The derivative instruments discussed above are designated and effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	June 30, 2010	December 31, 2009
Forward exchange contracts and options designated as hedging instruments
Included within other current assets	$5.0	$11.5
Included within other current liabilities	19.0	18.3
Included within other long-term liabilities	10.6	14.9

The Company recorded a deferred tax benefit of $8.6 related to these derivatives at June 30, 2010, compared to $8.0 at December 31, 2009. A total of $16.0 and $14.8 of deferred losses, net of tax, related to these cash flow hedges at June 30, 2010 and December 31, 2009, respectively, were accumulated in Other Comprehensive Loss (OCL). As of June 30, 2010, deferred losses of $15.6 ($10.1 net of tax), on derivative instruments included in accumulated OCL are expected to be reclassified into earnings during the next twelve months. The following table provides the effect of these derivative instruments on the Company’s Consolidated Financial Statements for the three and six months ended June 30, 2010:

	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Three Months Ended June 30, 2010
Foreign exchange contracts	$(17.0)	$(0.3)	- Cost of providing services and products sold and Selling, general and administrative

Six Months Ended June 30, 2010
Foreign exchange contracts	$(2.0)	$(0.3)	- Cost of providing services and products sold and Selling, general and administrative

The gain recognized related to the ineffective portion of the derivative instruments was $0.1 for the six months ended June 30, 2010.

The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. During the six months ended June 30, 2010, a gain of $1.5 was recognized related to changes in fair value of these derivative instruments not designated as hedges, compared to a gain of $2.1 for the same period in 2009. The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income, net in the accompanying consolidated statements of operations. The fair value of these derivative instruments not designated as hedges at June 30, 2010 was an asset of $0.4 and is included in the accompanying Consolidated Balance Sheet.

A few of the Company’s counterparty agreements related to derivative instruments contain provisions that require that the Company maintain collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments in liability position on June 30, 2010 is $29.6 for which the Company has no posted collateral. Future downgrades in the Company’s credit ratings and/or changes in the foreign currency markets could result in additional collateral to counterparties.

(13)	INCOME TAXES

The liability for unrecognized tax benefits was $90.6 and $80.9 at June 30, 2010 and December 31, 2009, respectively, and is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. The total amount of unrecognized tax benefits that would affect income tax expense if ever recognized in the Consolidated Financial Statements is $70.4. This amount includes interest and penalties of $17.9. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will decrease by $5 to $10 in the next twelve months based upon the resolution of audits; however, actual developments in this area could differ from those currently expected.

        The effective tax rate on net income from continuing operations was 9.7% for the three months ended June 30, 2010 compared to 32.0% in the same period last year. The lower tax rate for the three months ended June 30, 2010 is primarily due to geographic mix of worldwide income.

(14)	ASSET SECURITIZATION

During the second quarter of 2009, the Company entered into a $125.0 asset securitization facility collateralized by accounts receivables of certain of its subsidiaries, of which $50.0 was scheduled to expire in June 2010 and $75.0 expires in June 2012. The $50.0 that was scheduled to expire in June 2010 has been extended through June 2011. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. The asset securitization facility does not qualify for sale treatment under the authoritative guidance for the accounting for transfers and servicing of financial assets and extinguishments of liabilities included in FASB Topic 860, “Transfers and Servicing,” in the ASC. Accordingly, the accounts receivable and related debt obligation will remain on the Company’s Consolidated Balance Sheet. At June 30, 2010, the Company had borrowings of $44.0 under this facility. At December 31, 2009, this facility was undrawn.

(15)	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill increased to $984.7 at June 30, 2010 from $979.3 at December 31, 2009. The increase was largely due to earn-out payments of $3.0 related to the Ceon Corporation acquisition completed during 2008. The Company is not obligated to make any additional earn-out payments related to this acquisition. Intangible assets (including software and customer relationships) decreased to $77.8 at June 30, 2010 from $86.6 at December 31, 2009, principally due to normal amortization. As of June 30, 2010, the Company’s total intangible assets, acquired primarily through business combinations, consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified with Property and equipment)	$88.6	($55.8)	$32.8
Trademarks	12.0	(6.6)	5.4
Customer relationships and other intangibles	154.5	(114.9)	39.6

Total	$255.1	($177.3)	$77.8

The intangible assets are being amortized using the following amortizable lives: two to eight years for software, four years for trademarks and five to twelve years for customer relationships and other. The remaining weighted average depreciation period for software is 5.3 years. The remaining weighted average amortization period for trademarks, customer relationships and other intangibles is 6.4 years. Amortization of software is included within depreciation expense as the underlying assets are classified within property, plant and equipment.

Trademarks, customer relationships, and other intangibles amortization expense was $5.2 and $5.6 for the six months ended June 30, 2010 and 2009, respectively, and is estimated to be approximately $10 for the year ended December 31, 2010. The related estimated expense for the five subsequent years ended December 31 is as follows:

2011	$10
2012	9
2013	7
2014	3
2015	3
Thereafter	8

(16)	PAYABLES AND OTHER CURRENT LIABILITIES

	At Jun. 30, 2010	At Dec. 31, 2009
Accounts payable	$40.2	$33.5
Accrued income and other taxes	33.9	37.5
Accrued payroll-related expenses	104.5	107.9
Derivative liabilities	20.5	19.8
Accrued expenses, other	102.7	127.8
Deferred revenue and government grants	71.9	70.7
Restructuring and exit costs	29.9	38.2

	$403.5	$435.4

(17)	BUSINESS SEGMENT INFORMATION

As discussed in Note 1, for 2009, the Company had three reportable segments, (i) Customer Management, which provides agent-assisted services, self-service, and intelligent technology care solutions; (ii) Information Management, which provides BSS solutions; and (iii) HR Management, which provides human resource business process outsourcing solutions. In connection with the sale of the HR Management line of business, the Company reorganized its reportable segments into the following segments: Customer Management and Information Management. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Customer Management	$446.1	$494.6	$909.7	$1,011.5
Information Management	78.0	115.1	160.4	222.7
Corporate and Other	4.1	—	4.1	—

	$528.2	$609.7	$1,074.2	$1,234.2

Depreciation:
Customer Management	$17.4	$16.9	$34.2	$33.7
Information Management	3.7	6.1	7.6	12.0
Corporate and Other	4.6	5.1	9.5	10.2

	$25.7	$28.1	$51.3	$55.9

Amortization:
Customer Management	$1.9	$1.7	$3.8	$3.6
Information Management	0.7	1.0	1.4	2.0

	$2.6	$2.7	$5.2	$5.6

Restructuring Charges:
Customer Management	$15.3	$—	$15.3	$—
Information Management	—	—	—	—
Corporate and Other	2.3	—	2.3	—

	$17.6	$—	$17.6	$—

Operating Income (Loss):
Customer Management	$8.0	$36.9	$41.8	$77.2
Information Management	9.4	17.0	16.3	29.5
Corporate and Other (1)	(9.6)	(14.2)	(28.2)	(26.5)

	$7.8	$39.7	$29.9	$80.2

Capital Expenditures: (2)
Customer Management	$7.8	$12.8	$17.6	$26.2
Information Management	2.2	4.1	4.5	7.1
Corporate and Other (3)	2.9	4.9	5.2	9.3

	$12.9	$21.8	$27.3	$42.6

(1)

Includes costs previously allocated to the HR Management line of business of $2.9 and $9.1 for the three and six months ended June 30, 2010, and $8.6 and $16.4 for the three and six months ended June 30, 2009, respectively.

(2)	Excluding proceeds from the disposal of property and equipment.
(3)	Includes shared services-related capital expenditures.

	At Jun. 30, 2010	At Dec. 31, 2009
Goodwill:
Customer Management	$788.9	$785.9
Information Management	195.8	193.4

	$984.7	$979.3

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Millions Except Per Share Amounts)

BACKGROUND

Convergys Corporation (the Company or Convergys) is a global leader in relationship management. We provide solutions that drive value from the relationships our clients have with their customers. Convergys turns these everyday interactions into a source of profit and strategic advantage for our clients. Our unique combination of domain expertise, operational excellence and innovative technologies has delivered process improvement and actionable business insight to clients to enhance their relationships with customers.

Historically, we had three reportable segments, Customer Management, Information Management and Human Resources Management (HR Management). In March 2010, we signed a definitive agreement to sell the HR Management line of business to NorthgateArinso for approximately $85 in cash at closing and $15 in cash over three years. The sale substantially closed on June 1, 2010, for which we received approximately $80 in cash as well as a zero coupon note in the principal amount of $15. The sale of certain additional foreign locations is expected to close in the second half of 2010 and result in a receipt of additional $5 of cash. In connection with the sale of the HR Management line of business, we reorganized our reportable segments into two segments; Customer Management, which provides agent-assisted services, self-service, and intelligent technology care solutions, and Information Management, which provides business support system (BSS) solutions. See Note 17 for information about these segments.

As a result of the sale of the HR Management line of business, the operating results and assets and liabilities related to HR Management have been reflected as discontinued operations for all periods presented. Certain costs previously allocated to the HR Management segment that do not qualify for discontinued operations accounting treatment are now reported as costs from continuing operations. These costs included in continuing operations in Corporate and Other prior to the close of the sale were $2.9 and $8.6 for the three months ended June 30, 2010 and 2009, respectively, and were $9.1 and $16.4 for the six months ended June 30, 2010 and 2009, respectively. We have taken and continue to take actions to reduce these costs and began receiving transition service revenue from services provided to the buyer subsequent to completion of the sale in June 2010. We received $4.1 in revenue under these transition services agreements subsequent to the close of the sale. This revenue is included in Corporate and Other and offsets costs incurred. The total gain on the sale of the HR Management business amounted to $38.0 pretax and $7.8 after tax. The sale of the HR Management business was a taxable transaction that resulted in $30.2 being recorded for the combined federal and state income tax obligation. Upon the successful closing of the sale of the HR Management operations in Singapore, India, and Russia, expected later in 2010, we anticipate an additional gain of approximately $1, net of tax.

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

Agent-related revenues, which account for approximately 90% of Customer Management revenues for the first six months of 2010, are typically recognized as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. In a limited number of engagements where the client pays a fixed fee, we recognize revenues based on the specific facts and circumstances of the engagement, either using the proportional performance method or recognizing the entire amount upon final completion of the engagement. Customer Management remaining revenues are derived from the sale of premise-based and hosted automated self-care and technology solutions. License, professional and consulting and maintenance and software support services revenues recognized from sale of these advanced speech recognition solutions are recognized pursuant to authoritative guidance for software revenue recognition.

During the first six months of 2010, Customer Management revenues decreased 10% to $909.7 compared to the prior year period. The decrease in revenue was largely driven by several of our clients’ own volume declines, volume shifts offshore and certain program completions. These declines were partially offset by increases in revenue from other clients. Customer Management operating income and operating margin were $41.8 and 4.6%, respectively, compared with $77.2 and 7.6% in the prior year period, reflecting lower revenues and restructuring charges of $15.3. Further detail on Customer Management results is presented in “Results of Operations,” below.

Information Management

Our Information Management segment serves clients principally by providing and managing complex BSS services.

License and related support and maintenance fees, which accounted for 41% of Information Management revenues for the first six months of 2010, are earned under perpetual and term license arrangements. We invoice our clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. Fees for support and maintenance normally are charged in advance either on an annual, quarterly or monthly basis. Professional and consulting services for installation, implementation, customization, migration, training and managed services accounted for 38% of Information Management revenues for the six months ended June 30, 2010. The professional and consulting fees are either invoiced monthly to our clients based on time and material costs incurred at contractually agreed upon rates or, in some instances, for a fixed fee. Information Management remaining revenues consist of monthly fees for processing client transactions in Information Management data centers and, in some cases, the clients’ data centers. These data processing revenues are recognized based on the number of invoices, subscribers or events that are processed by Information Management using contractual rates.

During the first six months of 2010, Information Management revenue was $160.4, a 28% decline compared to the prior year period largely due to the impact of client migrations and program completions. Information Management operating income and operating margin for the first six months of 2010 were $16.3 and 10.2%, respectively, compared with $29.5 and 13.2%, respectively, in the prior year period, reflecting lower revenues.

Information Management continues to face competition as well as the effects of consolidation within the communications industry. AT&T, our largest client, has completed migration of its subscribers from the legacy wireless billing system that we supported through a managed services agreement onto AT&T’s other wireless billing system. In addition, AT&T acquired several other Convergys clients that also migrated to this other billing system. We anticipate the loss of revenue resulting from the AT&T related migrations to be approximately $40 in 2010 compared to our 2009 Information Management revenues. The impact of this migration on our first six months of 2010 revenues was approximately $20 compared to the first six months of 2009 Information Management revenues.

In September 2005, Sprint PCS, a large data processing outsourcing client, completed its acquisition of Nextel Communications. In 2006, Sprint Nextel informed us that it intended to consolidate its billing systems onto a competitor’s system. The migration began in 2006 and was substantially completed by 2009. Revenues from Sprint Nextel were down approximately $8 for the first six months of 2010 compared to the corresponding period last year. We expect revenue from Sprint Nextel to be down by approximately $10 in 2010 compared to our 2009 Information Management revenues.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed Consolidated Financial Statements and segment data. Detailed comparisons of revenue and expenses are presented in the discussions of the operating segments, which follow the consolidated results discussion. Results for interim periods may not be indicative of the results for subsequent periods or the full year.

CONSOLIDATED RESULTS

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
	2010	2009	Change		2010	2009	Change
Revenues	$528.2	$609.7	$(81.5)	(13)	$1,074.2	$1,234.2	$(160.0)	(13)
Cost of providing services and products sold	319.4	364.9	(45.5)	(12)	641.4	744.6	(103.2)	(14)
Selling, general and administrative	141.0	154.0	(13.0)	(8)	299.6	308.4	(8.8)	(3)
Research and development costs	14.1	20.3	(6.2)	(31)	29.2	39.5	(10.3)	(26)
Depreciation	25.7	28.1	(2.4)	(9)	51.3	55.9	(4.6)	(8)
Amortization	2.6	2.7	(0.1)	(4)	5.2	5.6	(0.4)	(7)
Restructuring charges	17.6	—	17.6	NM	17.6	—	17.6	NM

Total costs and expenses	520.4	570.0	(49.6)	(9)	1,044.3	1,154.0	(109.7)	(10)

Operating Income	7.8	39.7	(31.9)	(80)	29.9	80.2	(50.3)	(63)
Equity in Earnings of Cellular Partnerships	11.7	10.8	0.9	8	25.0	21.5	3.5	16
Other Income (expense), net	(1.7)	(4.9)	3.2	(65)	6.6	(9.9)	16.5	NM
Interest Expense	(5.4)	(6.9)	1.5	(22)	(11.1)	(13.7)	2.6	(19)

Income before Income Taxes	12.4	38.7	(26.3)	(68)	50.4	78.1	(27.7)	(35)
Income Tax Expense	1.2	12.4	(11.2)	(90)	13.6	20.6	(7.0)	(34)

Income from Continuing Operations, net of tax	11.2	26.3	(15.1)	(57)	36.8	57.5	(20.7)	(36)

Income (Loss) from Discontinued Operations (net of tax expense (benefit) of $33.1 and $(23.1), respectively, for the three months ended June 30, 2010 and 2009 and $37.6 and $(22.0), respectively, for the six months ended June 30, 2010 and 2009)	16.2	(87.2)	103.4	NM	25.9	(90.4)	116.3	NM

Net Income	$27.4	$(60.9)	$88.3	NM	$62.7	$(32.9)	$95.6	NM

Diluted Earnings (Loss) Per Common Share:
Continuing Operations	$0.09	$0.21	$(0.12)	(58)	$0.29	$0.46	$(0.17)	(37)
Discontinued Operations	0.13	(0.70)	0.83	NM	0.21	(0.72)	0.93	NM

Diluted earnings per common share	$0.22	$(0.49)	$0.70	NM	$0.50	$(0.26)	$0.76	NM

Three Months Ended June 30, 2010 versus Three Months Ended June 30, 2009

Consolidated revenues for the second quarter of 2010 were $528.2 compared to $609.7 for the comparable period last year, reflecting revenue decreases in both Customer Management and Information Management. Operating income for the second quarter of 2010 was $7.8 compared to operating income of $39.7 in the prior year, due to revenue declines and restructuring charges of $17.6 during the second quarter of 2010.

On June 1, 2010, we completed the sale of our HR Management line of business to NorthgateArinso. Accordingly, the net assets and operating results of the HR Management line of business are presented as discontinued operations for all periods presented. See Note 3 of the Notes to Consolidated Financial Statements for additional disclosures related to this sale. Accounting rules require certain costs previously allocated to the HR Management business to be included in continuing operations now presented within Corporate and Other. These costs were $2.9 in the second quarter of 2010, compared with $8.6 in the same period in the prior year. These amounts are included within selling, general and administrative expenses within continuing operations. We are taking actions to reduce these costs and expect remaining costs to be offset by revenue resulting from transition services to be provided to the buyer. While the length of the transition services agreements vary depending upon the type of service provided, our expectation is that we will eliminate the underlying costs as the transition services complete.

As a percentage of revenues, the cost of providing services and products sold was 60.5% compared to 59.8% during the corresponding period last year. Selling, general, and administrative expenses in the second quarter of 2010 decreased to $141.0 compared to $154.0 in the second quarter of 2009. As a percentage of revenue, these costs increased from 25.3% for second quarter 2009 to 26.7% for second quarter 2010 reflecting revenue declines. The 31% decrease in research and development costs primarily reflects more focused strategic spending on enhancement of our business support system offerings and the shift of this investment to lower cost geographies. Compared to the prior year, the $2.4 decrease in depreciation expense reflects the impact of lower capital expenditures and a reduced depreciable asset base. As noted under the heading, “Restructuring Charges,” we recorded a restructuring charge of $17.6 during the second quarter of 2010 mostly related to the realignment of resources, including headcount and facilities, to expected revenues and the sale of the HR Management business.

During the second quarter of 2010, we recognized equity income in the Cellular Partnerships of $11.7 compared to equity income of $10.8 in the prior year. Other expense for the second quarter of 2010 improved to $1.7 compared to $4.9 in the prior year primarily due to lower foreign exchange losses in 2010. Interest expense decreased to $5.4 from $6.9 in the prior year reflecting a lower level of debt outstanding throughout the second quarter of 2010. Our effective tax rate on net income from continuing operations was 9.7% for the three months ended June 30, 2010 compared to 32.0% in the same period last year. The lower tax rate for the three months ended June 30, 2010 is primarily due to geographic mix of worldwide income.

As a result of the above, second quarter 2010 income from continuing operations and income from continuing operations per diluted share were $11.2 and $0.09, respectively, compared with $26.3 and $0.21, respectively, in the second quarter of 2009.

The results of discontinued operations reflect the results from the HR Management business. Discontinued operations include revenues of $42.0 and $73.0 in the second quarter of 2010 and 2009, respectively. HR Management results improved $103.4 as prior year results included expensing of implementation costs of approximately $121. Current year results also include the gain on the sale of the HR Management line of business of $7.8, net of tax expense of $30.2. As a result of the foregoing, the income from discontinued operations, net of tax and the earnings from discontinued operations per diluted share for the three months ended June 30, 2010 was $16.2 and $0.13, respectively, compared to loss from discontinued operations, net of tax and the loss from discontinued operations per diluted share of $87.2 and $0.70 in the same period in the prior year.

Total second quarter 2010 net income and earnings per diluted share were $27.4 and $0.22, respectively, compared with net loss and loss per diluted share of $60.9 and $0.49, respectively, in the second quarter of 2009.

Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2009

Consolidated revenues for the first six months of 2010 were $1,074.2 compared to $1,234.2 in the same period last year, reflecting revenue decreases from both Customer Management and Information Management. Operating income for the first half of 2010 was $29.9 compared to operating income of $80.2 in the prior year, due to revenue declines and restructuring charges of $17.6 during the second quarter of 2010.

On June 1, 2010, we sold our HR Management line of business to NorthgateArinso. Accordingly, the net assets of the HR Management line of business are presented separately as discontinued operations for all periods presented. See Note 3 of the Notes to Consolidated Financial Statements for additional disclosures related to this sale. Accounting rules require certain costs previously allocated to the HR Management business to be included in continuing operations. These costs were $9.1 in the first six months of 2010, compared with $16.4 in the same period in the prior year. These amounts are included within selling, general and administrative expenses within continuing operations. We are taking actions to reduce these costs and expect remaining costs to be offset by revenue resulting from transition services to be provided to the buyer. While the length of the transition services agreements vary depending upon the type of service provided, our expectation is that we will eliminate the underlying costs as the transition services complete.

As a percentage of revenues, the cost of providing services and products sold was 59.7% compared to 60.3% during the corresponding period last year. Selling, general, and administrative expenses in the first half of 2010 decreased to $299.6 compared to $308.4 in the first half of 2009. As a percentage of revenue, these costs increased from 25.0% for the first six months of 2009 to 27.9% for the first six months of 2010 reflecting revenue declines. Severance and other transition costs associated with the change in our President and Chief Executive Officer in February 2010 resulted in additional selling, general and administrative costs in the first quarter of 2010 of $6.2. The 26% decrease in research and development costs primarily reflects more focused strategic spending on enhancement of our business support system offerings and the shift of this investment to lower cost geographies. Compared to the prior year, the $4.6 decrease in depreciation expense reflects the impact of lower capital expenditures and a reduced depreciable asset base. As noted under the heading, “Restructuring Charges,” we recorded a restructuring charge of $17.6 during the second quarter of 2010 mostly related to the realignment of resources, including headcount and facilities, to expected revenues and the separation of the HR Management business.

During the first half of 2010, we recognized equity income in the Cellular Partnerships of $25.0 compared to equity income of $21.5 in the prior year. The improvement in other income (expense) for the first six months of 2010 primarily relates to a $13.0 benefit from the reduction in a litigation reserve during the first quarter of 2010. Interest expense decreased to $11.1 from $13.7 in the prior year reflecting a lower level of debt outstanding throughout the first six months of 2010. Our effective tax rate on net income from continuing operations of 27.0% for the six months ended June 30, 2010 was relatively flat compared to the effective tax rate of 26.4% in the same period last year.

As a result of the above, first half 2010 income from continuing operations and income from continuing operations per diluted share were $36.8 and $0.29, respectively, compared with $57.5 and $0.46, respectively, in the first half of 2009.

The results of discontinued operations reflect the results from the HR Management business. Discontinued operations include revenues of $107.0 and $143.2 in the first six months of 2010 and 2009, respectively. HR Management 2010 results improved $116.3 as prior year results included expensing of implementation costs of approximately $130. Current year results also include the gain on the sale of the HR Management line of business of approximately $7.8, net of tax expense of $30.2. As a result of the foregoing, the income from discontinued operations, net of tax and the earnings from discontinued operations per diluted share for the six months ended June 30, 2010 was $25.9 and $0.21, respectively, compared to loss from discontinued operations, net of tax and the loss from discontinued operations per diluted share of $90.4 and $0.72 in the same period in the prior year.

Total first half 2010 net income and earnings per diluted share were $62.7 and $0.50, respectively, compared with net loss and loss per diluted share of $32.9 and $0.26, respectively, in the first half of 2009.

Non-GAAP Measures for the Three and Six Months Ended June 30, 2010 versus Three and Six Months Ended June 30, 2009

In order to assess the underlying operational performance of the continuing operations of the business, we provide non-GAAP measures in the table below that exclude the following: 1) certain costs previously allocated to the HR Management business that are now included in continuing operations as discussed above and in more detail in Note 3 of the Notes to Consolidated Financial Statements; these costs were $2.9 and $9.1 for the three and six months ended 2010, compared with $8.6 and $16.4 in the same periods of the prior year; 2) the reduction of a previously established litigation reserve by $13.0 during the first quarter of 2010, which is reported within other income (expense); 3) restructuring charges of $17.6 included within the second quarter of 2010, and; 4) the severance and other transition costs associated with the change in the CEO of the Company in February 2010, which resulted in a negative impact to first-quarter 2010 results from continuing operations of $6.2.

The Company uses operating income, income from continuing operations, net of tax and earnings per share data excluding the above items to assess the underlying operational performance of the continuing operations of the business for the year and to have a basis to compare underlying operating results to prior and future periods. Adjustments for these charges are relevant in evaluating the overall performance of the business. Limitations associated with the use of these non-GAAP measures include that these measures do not include all of the amounts associated with our results as determined in accordance with GAAP. Management compensates for these limitations by using the non-GAAP measures, operating income, income from continuing operations, net of tax and diluted earnings per share excluding the charges, and the GAAP measures, operating income, income from continuing operations, net of tax and diluted earnings per share, in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond those described above.

Reconciliation of GAAP EPS from Continuing Operations to non-GAAP EPS from Continuing Operations

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
	2010	2009	Change		2010	2009	Change
Operating Income as reported under U.S. GAAP	$7.8	$39.7	$(31.9)	(80)	$29.9	$80.2	$(50.3)	(63)

Restructuring charges	17.6	—	17.6	NM	17.6	—	17.6	NM
CEO transition costs	—	—	—	—	6.2	—	6.2	NM
HR Management costs not qualifying as discontinued operations	2.9	8.6	(5.7)	(66)	9.1	16.4	(7.3)	(45)

Total Charges	20.5	8.6	11.9	NM	32.9	16.4	16.5	NM

Adjusted Operating Income (a non-GAAP measure)	$28.3	$48.3	$(20.0)	(41)	$62.8	$96.6	$(33.8)	(35)

Income from continuing operations, net of tax, as reported under U.S. GAAP	$11.2	$26.3	$(15.1)	(57)	$36.8	$57.5	$(20.7)	(36)
Total charges of $20.5 and $8.6 for the three months ended June 30, 2010 and 2009, and $32.9 and $16.4 for the six months ended June 30, 2010 and 2009, from above, net of tax	12.6	5.6	7.0	NM	21.7	11.3	10.4	92
Litigation reserve reduction of $13.0, net of tax	—	—	—	—	(8.1)	—	(8.1)	NM

Adjusted income from continuing operations, net of tax (a non-GAAP measure)	$23.8	$31.9	$(8.1)	(25)	$50.4	$68.8	$(18.4)	(27)

Diluted earnings per common share from continuing operations as reported under U.S. GAAP	$0.09	$0.21	$(0.12)	(58)	$0.29	$0.46	$(0.17)	(37)
Impact of net charges included in continuing operations, net of tax	0.10	0.04	0.06	NM	0.11	0.09	0.02	19

Adjusted diluted earnings per common share from continuing operations (a non-GAAP measure)	$0.19	$0.25	$(0.06)	(24)	$0.40	$0.55	$(0.15)	(27)

CUSTOMER MANAGEMENT

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
	2010	2009	Change		2010	2009	Change
Revenues:
Communications	$246.7	$293.0	$(46.3)	(16)	$515.5	$594.8	$(79.3)	(13)
Technology	35.6	40.3	(4.7)	(12)	73.1	80.2	(7.1)	(9)
Financial services	59.2	75.2	(16.0)	(21)	123.4	151.7	(28.3)	(19)
Other	104.6	86.1	18.5	21	197.7	184.8	12.9	7

Total revenues	446.1	494.6	(48.5)	(10)	909.7	1,011.5	(101.8)	(10)
Cost of providing services and products sold	276.6	307.8	(31.2)	(10)	554.5	629.9	(75.4)	(12)
Selling, general and administrative	122.2	125.3	(3.1)	(2)	249.9	255.7	(5.8)	(2)
Research and development costs	4.7	6.0	(1.3)	(22)	10.2	11.4	(1.2)	(11)
Depreciation	17.4	16.9	0.5	3	34.2	33.7	0.5	1
Amortization	1.9	1.7	0.2	12	3.8	3.6	0.2	6
Restructuring charges	15.3	—	15.3	NM	15.3	—	15.3	NM

Total costs and expenses	438.1	457.7	(19.6)	(4)	867.9	934.3	(66.4)	(7)

Operating Income	8.0	36.9	(28.9)	(78)	41.8	77.2	(35.4)	(46)
Operating Margin	1.8%	7.5%			4.6%	7.6%

Three Months Ended June 30, 2010 versus Three Months Ended June 30, 2009

Revenues

Customer Management revenues for the second quarter of 2010 were $446.1, a 10% decrease from the second quarter of 2009. The decrease in revenues was largely driven by our clients’ own volume declines. Additionally, revenue was impacted by offshore volume shifts and some client program completions. These revenue declines were partially offset by revenue increases with several other clients. Revenues from the communications vertical decreased 16% from the second quarter of 2009, primarily reflecting a reduction in spending by a few communications clients largely due to the decline in their volumes as well as a shift in our revenue mix for a few of our clients from North America to off-shore locations and lower technology sales. Revenues from the financial services vertical decreased 21% from the second quarter of 2009, primarily reflecting volume reductions. Revenues from the technology vertical decreased 12% or $4.7. Other revenues, which are comprised of clients outside of Customer Management’s three largest industries, increased 21% from the second quarter of 2009 primarily due to new clients in 2010. This increase is primarily attributed to a short-term program that will be completed by the end of the third quarter of 2010.

Costs and Expenses

Customer Management total costs and expenses of $438.1 decreased by 4% from second quarter 2009 costs of $457.7. Customer Management cost of providing services and products sold during the second quarter of 2010 decreased 10% to $276.6 from the second quarter of 2009. As a percentage of revenues, cost of providing services and products sold was 62.0%, relatively consistent with 62.2% in the prior year period. Selling, general and administrative expenses of $122.2 in the second quarter of 2010 decreased as compared to the $125.3 during the same period in 2009. As noted under the heading, “Restructuring Charges,” we recorded a restructuring charge of $15.3 during the second quarter of 2010 mostly related to the realignment of resources, including headcount and facilities, to expected revenues.

Operating Income

As a result of the foregoing, Customer Management second quarter 2010 operating income and margin were $8.0 and 1.8%, respectively, compared to $36.9 and 7.5%, respectively, in the second quarter of 2009.

Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2009

Revenues

Customer Management revenues for the first half of 2010 were $909.7, a 10% decrease from the first half of 2009. The decrease in revenues was largely driven by our clients’ own volume declines. Additionally, revenue was impacted by offshore volume shifts and some client program completions during the first half of 2010. These revenue declines were partially offset by revenue increases with a several other clients. Revenues from the communications vertical decreased 13% from the first half of 2009, primarily reflecting a reduction in spending by a few communications clients largely due to the decline in their volumes as well as a shift in our revenue mix for a few of our clients from North America to off-shore locations. Revenues from the financial services vertical decreased 19% from the first half of 2009, primarily reflecting volume reductions and client program completions. Revenues from the technology vertical decreased 9% or $7.1. Other revenues, which are comprised of clients outside of Customer Management’s three largest industries, increased 7% from the first half of 2009 primarily due to new clients, partially offset by a decrease in volume from several clients as a result of continued softness in the current economic environment. This increase is primarily attributed to a short-term program that will be completed by the third quarter of 2010.

Costs and Expenses

Customer Management total costs and expenses of $867.9 decreased by 7% from first half of 2009 costs of $934.3. Customer Management cost of providing services and products sold during the first half of 2010 decreased 12% to $554.5 from the first half of 2009. As a percentage of revenues, cost of providing services and products sold was 61.0%, down from 62.3% in the prior year period, due primarily to effective live-agent workforce management. Selling, general and administrative expenses of $249.9 in the first half of 2010 decreased compared to $255.7 in the prior year period. As noted under the heading, “Restructuring Charges,” we recorded a restructuring charge of $15.3 during the second quarter of 2010 mostly related to the realignment of resources, including headcount and facilities, to expected revenues.

Operating Income

As a result of the foregoing, Customer Management first half of 2010 operating income and margin were $41.8 and 4.6%, respectively, compared to $77.2 and 7.6%, respectively, in the first half of 2009.

Non-GAAP Measures for the Three and Six Months Ended June 30, 2010 versus Three and Six Months Ended June 30, 2009

In order to assess the underlying operational performance of the continuing operations of the business, we provide non-GAAP measures in the table below that exclude restructuring charges of $15.3 incurred within the second quarter of 2010 to better align resources with future business growth.

The Company uses operating income excluding restructuring charges to assess the underlying operational performance of the continuing operations of the business for the year and to have a basis to compare underlying operating results to prior and future periods. Adjustments for these charges are relevant in evaluating the overall performance of the business. Limitations associated with the use of these non-GAAP measures include that these measures do not include all of the amounts associated with our results as determined in accordance with GAAP. Management compensates for these limitations by using the non-GAAP measure, operating income excluding the charge, and the GAAP measure, operating income, in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond described above.

Reconciliation of Customer Management GAAP Operating to non-GAAP Operating Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Income as reported under U.S. GAAP	$8.0	$36.9	$41.8	$77.2
Restructuring charges	15.3	—	15.3	—

Adjusted Operating Income (a non-GAAP measure)	$23.3	$36.9	$57.1	$77.2

Adjusted Operating Margin (a non-GAAP measure)	5.2%	7.5%	6.3%	7.6%

Excluding restructuring charges above and as a result of the foregoing, Customer Management second quarter 2010 operating income and margin were $23.3 and 5.2%, respectively, compared to $36.9 and 7.5%, respectively, in the second quarter of 2009. In addition, first half of 2010 operating income and margin were $57.1 and 6.3%, respectively, compared to $77.2 and 7.6%, respectively, in the first half of 2009.

INFORMATION MANAGEMENT

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
	2010	2009	Change		2010	2009	Change
Revenues:
Data processing	$16.0	$32.1	$(16.1)	(50)	$33.2	$69.2	$(36.0)	(52)
Professional and consulting	30.5	42.5	(12.0)	(28)	60.8	78.6	(17.8)	(23)
License and other	31.5	40.5	(9.0)	(22)	66.4	74.9	(8.5)	(11)

Total revenues	78.0	115.1	(37.1)	(32)	160.4	222.7	(62.3)	(28)
Cost of providing services and products sold	39.7	57.1	(17.4)	(30)	83.9	114.6	(30.7)	(27)
Selling, general and administrative	15.2	19.6	(4.4)	(22)	32.3	36.5	(4.2)	(12)
Research and development costs	9.3	14.3	(5.0)	(35)	18.9	28.1	(9.2)	(33)
Depreciation	3.7	6.1	(2.4)	(39)	7.6	12.0	(4.4)	(37)
Amortization	0.7	1.0	(0.3)	(30)	1.4	2.0	(0.6)	(30)

Total costs and expenses	68.6	98.1	(29.5)	(30)	144.1	193.2	(49.1)	(25)

Operating Income	9.4	17.0	(7.6)	(45)	16.3	29.5	(13.2)	(45)
Operating Margin	12.1%	14.8%			10.2%	13.2%

Three Months Ended June 30, 2010 versus Three Months Ended June 30, 2009

Revenues

Information Management revenues of $78.0 during the second quarter of 2010 were down 32% compared to the corresponding period last year due primarily to client migrations as well as program completions. Data processing revenues of $16.0 decreased 50% from the corresponding period last year reflecting program completions and North American client migrations. Compared to the prior year period, professional and consulting revenues of $30.5 decreased 28% from the corresponding period last year, reflecting a reduction in services resulting from client migrations.

Revenues from AT&T and Sprint Nextel were down approximately $12, and $3, respectively in the second quarter of 2010 compared to the corresponding period last year. We expect revenues from AT&T and Sprint Nextel to be down by approximately $40 and $10, respectively, for 2010, compared to 2009.

Costs and Expenses

Information Management total costs and expenses were $68.6, a 30% decline from the second quarter of 2009. Compared to the prior year, Information Management cost of providing services and products sold during the second quarter of 2010 decreased 30% to $39.7. As a percentage of revenues, cost of providing services and products sold was 50.9% in the second quarter of 2010, consistent with 49.6% in the second quarter of 2009. Selling, general and administrative expenses of $15.2 in the second quarter of 2010 decreased from $19.6 compared to the prior year period due to cost reduction efforts across all general and administrative areas, partially offset by increased investment in sales and marketing. As a percentage of revenues, selling, general and administrative expenses were 19.5% in the second quarter of 2010, compared to 17.0% in the prior year period, largely due to revenue declines. The $5.0 decline in research and development is the result of continued focused strategic spending on enhancement of our business support system offerings and the shift of this investment to lower cost geographies. Compared to the second quarter of 2009, the $2.7 decrease in depreciation and amortization expense reflects a lower depreciable asset base during the current period.

Operating Income

As a result of the foregoing, Information Management operating income and operating margin during the second quarter of 2010 were $9.4 and 12.1%, respectively, compared with $17.0 and 14.8%, respectively, during the second quarter of 2009.

Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2009

Revenues

Information Management revenues of $160.4 during the first half of 2010 were down 28% compared to the corresponding period last year due primarily to client migrations as well as program completions. Data processing revenues of $33.2 decreased 52% from the corresponding period last year reflecting program completions and North American client migrations. Compared to the prior year period, professional and consulting revenues of $60.8 decreased 23% from the corresponding period last year, reflecting a reduction in services resulting from client migrations partially offset by revenue from a new client.

Revenues from AT&T and Sprint Nextel were down approximately $20, and $8, respectively in the first half of 2010 compared to the corresponding period last year. We expect revenues from AT&T and Sprint Nextel to be down by approximately $40 and $10, respectively, for 2010, compared to 2009.

Costs and Expenses

Information Management total costs and expenses were $144.1, a 25% decline from the first half of 2009. Compared to the prior year, Information Management cost of providing services and products sold during the first half of 2010 decreased 27% to $83.9. As a percentage of revenues, cost of providing services and products sold was 52.3% in the first half of 2010, consistent with the 51.5% in the first half of 2009. Selling, general and administrative expenses of $32.3 in the first half of 2010 decreased compared to the $36.5 in the prior year period due to cost reduction efforts across all general and administrative areas, partially offset by increased investment in sales and marketing. As a percentage of revenues, selling, general and administrative expenses were 20.1% in the first half of 2010, compared to 16.4% in the prior year period, largely due to revenue declines. The $9.2 decline in research and development is the result of continued focused strategic spending on enhancement of our business support system offerings and the shift of this investment to lower cost geographies. Compared to the first half of 2009, the $5.0 decrease in depreciation and amortization expense reflects a lower depreciable asset base during the current period.

Operating Income

As a result of the foregoing, Information Management operating income and operating margin during the first half of 2010 were $16.3 and 10.2%, respectively, compared with $29.5 and 13.2%, respectively, during the first half of 2009.

RESTRUCTURING CHARGES

2010 Restructuring

During the second quarter of 2010, we initiated a restructuring plan. The total charge of $17.6 included $10.8 of severance-related charges and $6.8 of facility-related charges. The $10.8 of severance-related charges were comprised of $8.5 at Customer Management, largely to reduce headcount and align resources to business needs, and $2.3 at Corporate to further streamline operations due to the sale of the HR Management line of business. The severance charge of $10.8 will largely be paid in cash pursuant to our existing severance policy and employment agreements. These actions will affect approximately 700 professional employees and approximately 1,000 contact center agents worldwide and are expected to be mostly completed by the end of 2010. The facility-related charge of $6.8 relates to lease rent accruals for properties that have closed as the result of consolidating facilities and shifting capacity. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. We used estimates, based on consultation with our real estate advisors, to determine the proceeds from any future sublease agreements. We will continue to evaluate these estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to this facility closure in the future. At June 30, 2010, this facility-related restructuring reserve had an outstanding balance of $5.9, which will be paid during 2010 and 2011 until the leases expire.

2010
Severance charge	$10.8
Facility charge	6.8
Retained liability of discontinued operations	0.2
Severance payments	(5.2)
Facility payments	(0.9)

Balance at June 30	11.7

The restructuring actions taken will result in cost reductions in excess of $25 on an annualized basis. The impact of this benefit will be spread across our operating expenses, particularly within the selling, general and administrative expense and cost of providing services and products sold captions of our Consolidated Statements of Operations and Comprehensive Income (Loss). The unpaid severance-related liability of $5.8 at June 30, 2010 is expected to be substantially paid by the end of 2010. When completed, these actions are expected to result in cash savings in excess of $25 on an annualized basis. We do not believe that the impact on liquidity is material.

2009 Restructuring

As discussed more fully in the “Restructuring” section of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009, during 2009, we initiated restructuring plans of $43.3 to reduce headcount and align resources to future business needs. The severance actions are expected to be completed by the end of 2010. The $16.3 facility-related charge relates to lease rent accruals for properties that have closed as the result of consolidating facilities, consistent with the methodology discussed above. At June 30, 2010, this facility-related restructuring reserve had an outstanding balance of $11.8, which will be paid over several years until the leases expire.

Restructuring liability activity for the 2009 plan consisted of the following:

2010
Balance at January 1, 2010	$36.3
Severance payments	(13.9)
Facility payments	(4.2)

Balance at June 30, 2010	$18.2

The restructuring actions taken will result in cost reductions in excess of $50 in 2010. The impact of this benefit will be spread across our operating expenses, particularly within the selling, general and administrative expense and cost of providing services and products sold captions of our Consolidated Statements of Operations and Comprehensive Income (Loss). The unpaid severance-related liability of $6.8 at June 30, 2010 is expected to be paid by the end of 2010. The restructuring actions are expected to have a positive impact on cash flows in 2010 of approximately $20 to $25 million, reflecting the impact of the reduction in cash outflows from cost savings partially offset by the remaining severance and a portion of facility restructuring reserves. We do not believe that the impact on liquidity is material.

CLIENT CONCENTRATION

During the first six months of 2010, our three largest clients accounted for 34.0% of our revenues, compared to 33.8% in the same period of 2009. We serve AT&T, our largest client with 20.4% of revenues in the first six months of 2010, under several Customer Management and Information Management contracts. We serve DirecTV and Comcast Corporation, our second and third largest clients, under Customer Management contracts. Volumes under certain of our long-term contracts are subject to variation based on, among other things, the spending by clients on outsourced customer support and subscriber levels.

BUSINESS OUTLOOK

For 2010, Convergys expectations for continuing operations are:

•	Customer Management revenue of $1.8 billion to $1.85 billion;

•	Information Management revenue to approximate $350;

•	Adjusted EBITDA to approximate $310;

•	Non-GAAP EPS from continuing operations of $0.95 to $1.05;

•	Adjusted free cash flow to exceed $190, including approximately $40 cash from the Cellular Partnerships.

Not included in full year 2010 adjusted EBITDA, non-GAAP EPS, and adjusted free cash flow guidance for continuing operations are the $18 restructuring charge taken during the second quarter, the $9 cumulative HR Management-related impacts included in continuing operations incurred year to date, the $13 litigation reserve reduction discussed in the first quarter results and the $9 total CEO transition costs anticipated (including the $6 incurred during the first quarter). Adjusted free cash flow guidance does not include cash payments of $28.2 made to settle certain obligations of the HR Management business in connection with and at the time of the substantial completion of the sale.

Convergys will continue to take opportunities to streamline the business as they are identified. Any future restructuring actions as well as additional impact of the CEO transition are not included in this guidance.

Adjusted EBITDA includes equity earnings in the Cellular Partnership and other non-operating income and is defined as pretax net income plus interest, depreciation and amortization. Adjusted free cash flow is defined as cash flow from operating activities less capital expenditures and cash flows related to the sale of the HR Management business.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows

We believe that Convergys has adequate liquidity from cash to fund ongoing operations, invest in the business and make required debt payments for the next twelve months. In addition, expected future cash flows provide additional ability to invest in the business. The Company’s net cash provided by operating activities for the first six months of 2010 and 2009 included $20.9 and $21.0, respectively, of cash received from the Cellular Partnerships. As we have received distributions from the Partnerships in excess of our initial investment, cash flows are now classified as operating as they more appropriately represent return on investment rather than return of invested capital.

Cash flow from operating activities generally provides us with a significant source of funding for our investing and financing activities. Cash flow from operating activities totaled $112.2 in the first six months of 2010 compared to $202.6 in the same period last year. Cash flows provided by continuing operations for the first six months of 2010 was $132.1 compared to $293.6 in the same period in the prior year. The decline in the current year largely was due to the decline in operating income combined with the timing of working capital requirements, partially offset by receipt of tax refunds of approximately $48. Cash flows used by discontinued operations for the first six months of 2010 were $19.9 compared to $91.0 in the same period in the prior year. The improvement was primarily due to a decline in the net implementation spending in the current year compared to prior year, partially offset by cash payments of $28.2 for certain obligations of the HR Management business in connection with and at the time of the substantial completion of the sale of the business. Days sales outstanding at June 30, 2010 was 63 days compared to 59 at December 31, 2009. This performance measure is computed as follows: receivables, net of allowances, divided by average daily revenue. The increase was primarily a result of timing of collections during the current quarter.

We received $46.2 from investing activities during the first six months of 2010, including $76.8 from discontinued operations, compared to uses of $48.4, including $2.7 for discontinued operations, during the first six months of 2009. The increase in amounts received from investing activities during the first six months of 2010 was primarily due to $79.2 in cash received at close of the sale of the HR Management business.

Cash flow used for financing activities was $360.4 during the first six months of 2010 compared to $58.2, including $2.7 for discontinued operations during the first six months of 2009. During the first half of 2010, we repaid the entire $400.0 outstanding balance on our revolving credit facility. In addition, we borrowed $44.0 on our accounts receivable securitization facility, net of repayments.

We use free cash flow and adjusted free cash flow to assess the financial performance of the Company. We define free cash flow as cash flows from operating activities less capital expenditures. We further define adjusted free cash flow as free cash flow excluding the operating cash impact of the sale of the HR Management business. A reconciliation of the GAAP measure, net cash provided by operating activities, to the non-GAAP measures free cash flow and adjusted free cash flow is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net cash provided by operating activities	$63.7	$125.8	$112.2	$202.6

Capital expenditures, net	(12.9)	(22.5)	(27.5)	(45.3)

Free cash flow (a non-GAAP measure)	50.8	103.3	84.7	157.3

Payments made to settle obligations of HR Management in connection with and upon substantial completion of the sale of the business	28.2	—	28.2	—

Adjusted free cash flow (a non-GAAP measure)	$79.0	$103.3	$112.9	$157.3

Free cash flows, as defined above, were $84.7 and $157.3 for the first six months of 2010 and 2009, respectively. Free cash flow for the first six months of 2010 includes cash payments of $28.2 made to settle obligations of the HR Management business in connection with and at the time of the substantial completion of the sale of that business. Excluding this payment, adjusted free cash flow for the first six months of 2010 was $112.9. The decrease in adjusted free cash flow of $44.4 from the prior year was due to lower cash generated from operating activities during the first six months of 2010, offset partially by lower capital expenditures. We currently expect full year 2010 adjusted free cash flow as defined above to be in excess of $190. We expect approximately $40 in cash distributions from the Cellular Partnerships that are included in the estimated 2010 adjusted free cash flow above.

The Company believes that free cash flow and adjusted free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow and adjusted free cash flow facilitate management’s ability to strengthen the Company’s Balance Sheet, to repay the Company’s debt obligations and to repurchase the Company’s common shares. Limitations associated with the use of free cash flow and adjusted free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by utilizing both the non-GAAP measures, free cash flow and adjusted free cash flow, and the GAAP measure, cash flows from operating activities, in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond the purposes described above.

Year to date 2010 Adjusted EBITDA, defined as earnings from continuing operations before interest, taxes, depreciation and amortization, and excluding the HR Management related impacts, restructuring charges, CEO transition costs and the litigation reserve reduction (as described in the discussion of non-GAAP earnings above), was $137.9, compared with $169.7 in the prior year period. Adjusted EBITDA for the second quarter of 2010 was $66.6, compared with $137.9 in the prior year period.

A reconciliation of the GAAP measure, earnings from continuing operations, to the non-GAAP measures EBITDA and Adjusted EBITDA is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Income from Continuing Operations, net of tax	$11.2	$26.3	$36.8	$57.5

Depreciation and Amortization	28.3	30.8	56.5	61.5
Interest expense	5.4	6.9	11.1	13.7
Income tax expense	1.2	12.4	13.6	20.6

EBITDA (a non-GAAP measure)	46.1	76.4	118.0	153.3

Restructuring charges	17.6	—	17.6	—
CEO transition costs	—	—	6.2	—
HR Management related costs not qualifying as Discontinued operations	2.9	8.6	9.1	16.4
Litigation reserve reduction	—	—	(13.0)	—

Adjusted EBITDA (a non-GAAP measure)	$66.6	$85.0	$137.9	$169.7

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

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

At June 30, 2010, total capitalization was $1,447.2, consisting of $165.6 of short-term and long-term debt and $1,281.6 of equity. This results in a total debt-to-total capital ratio of 11.4% at June 30, 2010, compared to 28.0% at December 31, 2009.

At June 30, 2010, we had not drawn any of the $400 available under our $400 Five-Year Competitive Advance and Revolving Credit Facility. The facility was fully drawn as of December 31, 2009. The maturity date of the Revolving Credit Facility Agreement is October 20, 2011. The Company’s credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios (as defined in the Credit Facility Agreement). Our interest coverage ratio, defined as the ratio of EBITDA to consolidated interest expense, cannot be less than 4.00 to 1.00 for four consecutive quarters. Our debt-to-EBITDA ratio cannot be greater than 3.25 to 1.0 at any time. We were in compliance with all covenants at June 30, 2010.

In December 2004, we issued $250.0 in 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009. During the first six months of 2009, we retired approximately $58.2 of the outstanding debt. In the fourth quarter of 2009, we announced an exchange offer (Exchange Offer), under the terms of which the Company offered to exchange one-thousand twenty dollars in principal amount of its new 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) for each one-thousand dollars in principal amount of its 4.875% Senior Notes. We issued a total of $125.0 aggregate principal amount of the 2029 Convertible Debentures in exchange for $122.5 of the 4.875% Senior Notes. Following the settlement of the exchange, approximately $70.1 aggregate principal amount of the 4.875% Senior Notes remained outstanding that was fully paid in December 2009. The entire balance of the 2029 Convertible Debentures was outstanding as of June 30, 2010 and December 31, 2009.

We leased an office complex in Orlando, Florida from Wachovia Development Corporation (Lessor), a wholly owned subsidiary of Wells Fargo & Company, under an agreement that expired in June 2010 (the “Orlando lease”). The Orlando lease was historically accounted for as an operating lease. Pursuant to the terms of the lease, on October 8, 2009 we were required to provide notice to the Lessor of our intention to either purchase the property for $65.0 or arrange to have the office complex sold to a third party (the terms of the lease provided the Lessor with a residential value guarantee from us of up to $55.0). Although continuing to pursue a refinancing of the Orlando lease, on October 8, 2009 we effectively elected the purchase option under the required notification provision of the lease agreement.

The election to purchase changed the legal requirements of the Orlando Lease, which is considered a contract modification requiring reassessment of lease classification. Because of our effective election of the purchase option in October 2009, the lease should have been classified as a capital lease instead of an operating lease at that time. The impact of the reclassification as a capital lease on previously issued financial statements is not material. As the change in accounting treatment did not involve additional cash outflows other than the payment related to the residual value guarantee under the old facility, this did not impact capital expenditures or cash flows during 2010.

On June 30, 2010, we refinanced this lease arrangement. As part of the refinancing, we paid approximately $10 to reduce the principal under the prior facility related to the residual value guarantee provision referenced above, such amount having been previously accrued. The new facility provides for a new lease period of five years. Upon termination or expiration of the new lease facility, we are required to either purchase the property for $55.0 or arrange to have the office complex sold to a third party (the terms of the lease provide the Lessor with a residual value guarantee from us of up to $47.0). Total scheduled lease payments during the term are currently estimated to be approximately $10. Certain equity funding for the refinancing was provided by the Lessor, with the balance of the funding provided by a group of financial institutions. At June 30, 2010, we have recorded a capital lease obligation of $55.0 related to this facility.

During the second quarter of 2009, we entered into a $125.0 asset securitization facility collateralized by accounts receivables of certain of its subsidiaries, of which $50.0 was scheduled to expire in June 2010 and $75.0 expires in June 2012. The $50.0 that was scheduled to expire in June 2010 has been extend through June 2011. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary. The asset securitization facility does not qualify for sale treatment under the authoritative guidance for the accounting for transfers and servicing of financial assets and extinguishments of liabilities included in FAS Topic 860, “Transfers and Servicing,” in the ASC. Accordingly, the accounts receivable and related debt obligation will remain on our Consolidated Balance Sheet. At June 30, 2010, we had borrowings of $44 under this facility. At December 31, 2009, this facility was undrawn.

We did not repurchase any shares during the first six months of 2010 or 2009. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity. At June 30, 2010, the Company has the authority to repurchase an additional 7.1 million common shares.

At June 30, 2010, we had outstanding letters of credit of approximately $42 and other bond obligations of approximately $41 related to performance and payment guarantees, including $39 related to our former HR Management line of business. Upon completion of the sale of the HR Management business, we continue to be responsible for these bond obligations. As NorthgateArinso is an unrelated third party, we account for these performance bond obligations under the guidance of ASC 460-10 and recognized as part of the gain on disposition a liability equal to the present value of probability weighted cash flows of potential outcomes, a level 3 fair value measurement. Although NorthgateArinso is obligated to indemnify the Company for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, the Company recorded a liability of approximately $2 upon completion of the sale of the HR Management business for these obligations. We believe that any guarantee obligation that may arise related to performance and payment guarantees of continuing operations will not be material. We also have purchase commitments with telecommunications providers of approximately $13 for the remainder of 2010.

We currently believe that our ability to borrow is greater than our established credit facilities in place.

We believe that it is reasonably possible that the unrecognized tax benefits under ASC 720, “Income Taxes” of $89.9 will decrease between approximately $5 and $10 in the next twelve months based upon the resolution of audits; however, actual developments in this area could differ from those currently expected.

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

Interest Rate Risk

At June 30, 2010, we had $100.1 in outstanding variable rate borrowings and $65.5 in outstanding fixed rate borrowings. The carrying amount of our variable borrowings reflects fair value due to their short-term and variable interest rate features. Based upon our exposure to variable rate borrowings, a one percentage point change in the weighted average interest rate would change our annual interest expense by approximately $1.

We sometimes use interest rate swaps to hedge our interest rate exposure. These instruments are hedges of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding interest rate swaps covering interest rate exposure at June 30, 2010.

Foreign Currency Exchange Rate Risk

We serve many of our U.S.-based clients using contact center capacity in the Philippines, India and Canada. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR) or Canadian dollars (CAD), which represents a foreign exchange exposure. As of June 30, 2010, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward contracts with several financial institutions to acquire a total of PHP 17,390.0 at a fixed price of $368.6 through March 2013, INR 7,883.7 at a fixed price of $184.1 through March 2013 and CAD 45.9 at a fixed price of $42.0 through December 2011. The fair value of these derivative instruments as of June 30, 2010 is presented in Note 10 of the Notes to Consolidated Financial Statements. The potential loss in fair value at June 30, 2010 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $59. This loss would be mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of June 30, 2010, the fair value of these derivatives was an asset of $0.4.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with the Company’s General Counsel, Chief Accounting Officer and other key employees, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the quarter ended June 30, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended June 30, 2010 and in connection with the sale of HR Management, the Company entered into an arrangement with NorthgateArinso for the latter to provide to the Company certain human resource and payroll business process outsourcing solutions. Although management believes internal controls have been maintained or enhanced by the outsourcing arrangement, the controls associated with the human resource and payroll management activities now performed by NorthgateArinso have not been tested. Management will be performing tests of the controls relating to the new outsourced arrangement over the remainder of 2010. Otherwise, there were no significant changes in the Company’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by Item 1 is included in Note 10 of the Notes to the Consolidated Financial Statements of this Form 10-Q and incorporated by reference herein.

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

Our three largest clients, as discussed under the section above titled “Client Concentration,” collectively represented 34.0% of our revenues for the six months of 2010. Our relationship with AT&T is represented by separate contracts/work orders with Customer Management and Information Management. Our relationships with DirecTV and Comcast Corporation are represented by contracts under Customer Management. We do not believe that it is likely that our entire relationship with AT&T would terminate at one time; and, therefore, we are not substantially dependent on any particular contract/work order. However, the loss of all of the contracts/work orders with a particular client at the same time or the loss of one or more of the larger contracts/work orders with a client would adversely affect our total revenues if the revenues from such client were not replaced with revenues from that client or other clients. Our revenues and earnings would also be negatively impacted by general weakness or slowdown in the communications industry.

A large portion of our accounts receivable is payable by a limited number of clients and the inability of any of these clients to pay its accounts receivable could cause a reduction in our revenues and earnings.

Several significant clients account for a large percentage of our accounts receivable. As of June 30, 2010, our largest clients, AT&T, DirecTV and Comcast Corporation, collectively accounted for 31.2% of our accounts receivable. During the past five years, each of these clients has generally paid its accounts receivable on a timely basis, and write-downs that we have incurred in connection with such accounts receivable were consistent with write-downs that we incurred with other clients. We anticipate that several clients will continue to account for a large percentage of our accounts receivable. Although we currently do not expect payment issues with any of these clients, if any of them were unable or unwilling, for any reason, to pay our accounts receivable, our income would decrease. We have several important clients that are in industries, including automotive, that have been severely impacted by the current global economic slowdown. We also carry significant receivable balances with other clients whose declaration of bankruptcy could decrease our income. In addition, our income could be materially impacted by a number of small clients declaring bankruptcy in a short period of time.

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

We employ approximately 65,000 employees worldwide. At times, we have experienced difficulties in hiring personnel with the desired levels of training or experience. Additionally, in regard to the labor-intensive business of Customer Management, quality service depends on our ability to retain employees and control personnel turnover. Any increase in the employee turnover rate could increase recruiting and training costs and could decrease operating effectiveness and productivity. We may not be able to continue to hire, train and retain a sufficient number of qualified personnel to adequately staff new client projects. Because a significant portion of our operating costs relates to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a materially adverse effect on our business, results of operations or financial condition.

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

Our liquidity is a function of our ability to successfully generate cash flows from a combination of operations and access to capital markets. As of June 30, 2010, total cash and cash equivalents was $129.7. We believe our liquidity (including operating and other cash flows from continuing operations that we expect to generate) will be sufficient to meet operating requirements and required debt repayments for the next twelve months; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access capital markets. As further described in the “Capital Resources” section of the Management Discussion and Analysis, our $400.0 revolving credit agreement contains certain restrictive covenants. At June 30, 2010, we were in compliance with all covenants in the agreements.

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

As discussed more fully in the “Goodwill and Other Intangible Assets” section of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, we are required to test goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicates the carrying value of goodwill may no longer be recoverable. No goodwill impairment charges were recorded during the first halves of 2010 or 2009. There can be no assurances that we will not incur additional charges in the future, particularly in the event of a prolonged economic slowdown.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or shares repurchased during the second quarter of 2010 or from June 30, 2010 through the date of filing of this report. At June 30, 2010, the Company was authorized to repurchase up to 7.1 million additional common shares.

ITEM 6. EXHIBITS

(a)	Exhibits.

The following are filed as Exhibits to Part II of this Form 10-Q:

Exhibit Number

2.1	Master Purchase Agreement, dated March 4, 2010, among the Company, Convergys Customer Management Group, Inc., Convergys Learning Solutions, Inc. and Convergys CMG Utah, Inc. and NorthgateArinso, Inc. and Northgate Information Solutions Limited. (Incorporated by reference from Exhibit 2.1 to Form 8-K, filed on March 9, 2010.)

3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3.1 to Form 10-Q filed on May 5, 2009.)

10.1	Amendment No. 1 to Receivables Purchase Agreement, dated as of June 30, 2010, among Convergys Funding Inc. as Seller, Convergys Corporation as Servicer, Wachovia Bank, National Association, Liberty Street Funding LLC, the Bank of Nova Scotia, The Bank of Nova Scotia as Scotiabank Group Agent, and Wells Fargo Bank, National Association as Administrative Agent.

10.2	Amended and Restated Participation Agreement, dated as of June 30, 2010, between Convergys Corporation, Various Guarantors, Wachovia Development Corporation, as the Borrower and Lessor, Various Credit Lenders, Various Mortgage Lenders and Wells Fargo Bank, National Association, as Agent.

10.3	Second Amended and Restated Lease Agreement, dated as of June 30, 2010, between Wachovia Development Corporation and Convergys Corporation.

10.4	Amended and Restated Security Agreement, dated as of June 30, 2010, between Wachovia Development Corporation and Wells Fargo Bank, National Association and accepted and agreed to by Convergys Corporation.

10.5	Assignment and Recharacterization Agreement, dated as of June 30, 2010, between Convergys Corporation, Existing Guarantors, Wachovia Development Corporation, Existing Credit Note Purchasers, Existing Debt Providers, Wells Fargo Bank, National Association, Wachovia Development Corporation and the Lenders.

21	Subsidiaries of the Company.

31.1	Rule 13(a) - 14(a) Certification by Chief Executive Officer.

31.2	Rule 13(a) - 14(a) Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 9, 2010, formatted in XBRL: (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Convergys Corporation

Date: August 9, 2010	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer