Form 10-Q
period 2010-09-30
CONVERGYS CORP
filed 2010-11-08
CIK 1062047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At October 31, 2010, there were 121,829,960 common shares, without par value, outstanding, excluding amounts held in Treasury of 62,229,692.

CONVERGYS CORPORATION

Form 10-Q

For the Period Ended

September 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share amounts)	2010	2009	2010	2009
Revenues	$556.0	$590.8	$1,630.2	$1,825.0

Costs and Expenses:
Cost of providing services and products sold	341.1	356.1	982.5	1,100.7
Selling, general and administrative	140.6	149.3	440.2	457.7
Research and development costs	13.1	18.7	42.3	58.2
Depreciation	24.1	27.9	75.4	83.8
Amortization	2.4	2.9	7.6	8.5
Restructuring charges	—	9.1	17.6	9.1

Total costs and expenses	521.3	564.0	1,565.6	1,718.0

Operating Income	34.7	26.8	64.6	107.0
Equity in Earnings of Cellular Partnerships	11.9	10.2	36.9	31.7
Other Income (expense), net	1.3	(1.0)	7.9	(10.9)
Interest Expense	(4.1)	(7.4)	(15.2)	(21.1)

Income before Income Taxes	43.8	28.6	94.2	106.7
Income tax expense (benefit)	8.8	(1.6)	22.4	19.0

Income from Continuing Operations, net of tax	35.0	30.2	71.8	87.7
Income (loss) from Discontinued Operations, net of tax	(6.2)	(116.2)	19.7	(206.6)

Net Income (loss)	$28.8	$(86.0)	$91.5	$(118.9)

Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	3.5	(5.4)	12.6	21.1
Unrealized gain on hedging activities	20.6	13.5	19.5	36.1

Total other comprehensive income	24.1	8.1	32.1	57.2

Total Comprehensive Income (Loss)	$52.9	$(77.9)	$123.6	$(61.7)

Basic Earnings (Loss) Per Common Share:
Continuing operations	$0.28	$0.25	0.58	$0.71
Discontinued operations	(0.05)	(0.95)	0.16	(1.68)

Basic Earnings (Loss) per Common Share	$0.23	$(0.70)	$0.74	$(0.97)

Diluted Earnings (Loss) Per Common Share:
Continuing operations	$0.28	$0.24	$0.57	$0.70
Discontinued operations	(0.05)	(0.93)	0.16	$(1.65)

Diluted Earnings (Loss) per Common Share	$0.23	$(0.69)	$0.73	$(0.95)

Weighted Average Common Shares Outstanding:
Basic	123.2	122.9	123.5	122.7
Diluted	125.4	125.4	125.8	124.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	December 31,
(In Millions)	(Unaudited)	2009
ASSETS
Current Assets
Cash and cash equivalents	$154.7	$331.7
Receivables, net of allowances of $9.4 and $13.1	354.4	384.3
Deferred income tax benefits	40.4	51.3
Prepaid expenses	31.8	39.0
Other current assets	61.5	110.2
Current assets - held for sale	—	41.4

Total current assets	642.8	957.9
Property and equipment, net	376.1	350.5
Goodwill, net	986.7	979.3
Other intangibles, net	42.6	49.6
Investment in Cellular Partnerships	58.9	52.7
Other assets	134.3	112.4
Other assets - held for sale	—	111.2

Total Assets	$2,241.4	$2,613.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt and capital lease obligations maturing within one year	$72.6	$405.2
Payables, deferred revenue and other current liabilities	360.7	435.4
Current liabilities - held for sale	—	48.5

Total current liabilities	433.3	889.1
Long-term debt and capital lease obligations	119.0	64.4
Deferred income tax liability	94.0	48.6
Accrued pension liability	123.7	130.5
Other long-term liabilities	157.9	188.7
Other liabilities - held for sale	—	85.9

Total liabilities	927.9	1,407.2

Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized; none outstanding	—	—
Common shares – without par value, 500.0 authorized;
184.0 and 183.3 issued, 121.8 and 123.1 outstanding, as of September 30, 2010 and December 31, 2009, respectively	1,053.7	1,048.1
Additional paid-in capital	36.0	36.0
Treasury stock – 62.2 and 60.2 as of September 30, 2010 and December 31, 2009, respectively	(1,061.8)	(1,042.0)
Retained earnings	1,310.5	1,221.3
Accumulated other comprehensive loss	(24.9)	(57.0)

Total shareholders’ equity	1,313.5	1,206.4

Total Liabilities and Shareholders’ Equity	$2,241.4	$2,613.6

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	Ended September 30,
(In Millions)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$91.5	$(118.9)
Income (loss) from discontinued operations	19.7	(206.6)

Income from continuing operations	71.8	87.7
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	83.0	92.3
Deferred income tax (benefit) expense	(0.1)	15.6
Equity in earnings of Cellular Partnerships	(36.9)	(31.7)
Distributions from Cellular Partnerships	30.7	29.6
Stock compensation expense	12.7	12.3
Changes in assets and liabilities:
Change in receivables	29.7	94.4
Change in other current assets	60.1	28.6
Change in deferred charges, net	(14.6)	(12.2)
Change in other assets and liabilities	5.8	75.3
Change in payables and other current liabilities	(59.4)	(16.3)

Net cash provided by operating activities of continuing operations	182.8	375.6
Net cash used in operating activities of discontinued operations	(22.9)	(154.3)

Net cash provided by operating activities	159.9	221.3

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(48.5)	(56.3)
Acquisitions	(3.3)	(3.1)

Net cash used in investing activities of continuing operations	(51.8)	(59.4)
Net cash provided by (used in) investing activities of discontinued operations	74.2	(3.5)

Net cash provided by (used in) investing activities	22.4	(62.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt, net	(334.4)	(59.4)
Purchase of treasury shares	(24.9)	—

Net cash used in financing activities of continuing operations	(359.3)	(59.4)
Net cash used in financing activities of discontinued operations	—	(2.7)

Net cash used in financing activities	(359.3)	(62.1)

Net (decrease) increase in cash and cash equivalents	(177.0)	96.3
Cash and cash equivalents at beginning of period	331.7	240.0

Cash and cash equivalents at end of period	$154.7	$336.3

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

Historically, the Company had three reportable segments, Customer Management, Information Management and Human Resources Management (HR Management). In March 2010, Convergys signed a definitive agreement to sell its HR Management line of business for approximately $85 in cash at closing and $15 in cash over three years. The sale substantially closed on June 1, 2010, for which the Company received approximately $80 in cash as well as a zero coupon note in the principal amount of $15. The sale of certain additional foreign locations in the third quarter of 2010 resulted in receipt of approximately $1 in cash. The sale of remaining other foreign locations is expected to close in the fourth quarter of 2010 and result in an additional $4 of cash received and final settlement of working capital adjustments is expected to result in cash payments by Convergys of approximately $7. In connection with and at the time of the substantial completion of the sale, the Company made cash payments of $28.2 to settle certain obligations of the HR Management business, the impact of which is included in cash flows from operating activities of discontinued operations. In connection with the sale of the HR Management line of business, the Company reorganized its reportable segments into two segments: Customer Management, which provides agent-assisted services, self-service, and intelligent technology care solutions, and Information Management, which provides business support system (BSS) solutions. See Note 17 for information about these segments.

As a result of the sale of the HR Management line of business, the operating results and assets and liabilities related to HR Management have been reflected as discontinued operations for all periods presented. Unless otherwise noted, amounts in these Notes to Condensed Consolidated Financial Statements exclude amounts attributable to discontinued operations. For the periods prior to June 2010, certain costs that had previously been allocated to the HR Management segment are now included in continuing operations. These costs were $7.8 in the third quarter of 2009 and $9.1 and $24.2 for the nine months ended September 30, 2010 and 2009, respectively, and are reflected in Corporate and Other. Beginning June 1, 2010, the Company began earning transition services revenues for services provided to the buyer under agreements lasting from three to eighteen months, largely. These revenues are reflected in Corporate and Other and largely offset the related costs described above. The Company has taken and continues to take actions to reduce these costs.

Certain balances in prior years have been reclassified to conform to current year presentation, including cash flow distributions related to the Company’s investments in the Cellular Partnerships. As the Company has received distributions from the Partnerships in excess of its initial investment, these amounts are now classified as cash flows from operating activities as they more appropriately represent return on investment rather than return of investment capital. This reclassification increased and decreased previously reported cash flows from operating activities and investing activities by $29.6, respectively, for the nine month period ended September 30, 2009. See Note 5 for additional information about the Cellular Partnerships. In addition, at June 30, 2010, the Company reclassified a lease related to an office complex in Orlando, Florida as a capital lease. See Note 9 for additional information.

These Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting in the United States pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in Financial Statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. Interim Consolidated Financial Statements are not necessarily indicative of the financial position or operating results for an entire year. These interim Consolidated Financial Statements should be read in conjunction with the audited Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 26, 2010 and Form 10-K/A (Amendment No. 1) for the year ended December 31, 2009 filed on August 6, 2010 and the Current Report on Form 8-K, filed August 6, 2010.

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

In April 2010, the FASB issued ASU 2010-13, “Compensation – Stock Compensation: Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” (amendments to FASB ASC Topic 718, “Stock Compensation) (ASU 2010-13). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that it is not market, performance or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The amendment of ASC Topic 718 is effective for interim and fiscal years beginning on or after December 15, 2010. Adoption will not impact the Company’s current accounting for stock-based compensation.

(3)	DISCONTINUED OPERATIONS

In March 2010, the Company signed a definitive agreement to sell its HR Management line of business and, in June 2010, the Company substantially completed the sale of this business to NorthgateArinso, the Human Resource division of Northgate Information Solutions Limited, for approximately $93, net of approximately $7 of post-closing working capital adjustments. The consideration received at the closing consisted of approximately $80 in cash and a zero coupon note issued by NorthgateArinso in the principal amount of $15. The note is payable in increments of $5 on the second anniversary of closing and $10 on the third anniversary of closing. The completion of the sale of certain foreign operations during the third quarter of 2010 resulted in receipt of an additional $1 in cash. The sale of the remaining foreign HR Management operations is expected to close in the fourth quarter of 2010 and result in an additional $4 of cash received and an additional gain of approximately $2, net of tax. Final settlement of working capital adjustments is expected to result in cash payments by Convergys of approximately $7 during the fourth quarter of 2010. In connection with and at the time of the completion of the sale in June 2010, the Company made cash payments of $28.2 for certain obligations of the HR Management business, the impact of which is included in cash flows from operating activities of discontinued operations.

The gain on the sale of HR Management amounted to $33.1 pretax and $3.7 after tax at September 30, 2010. The sale of HR Management was a taxable transaction that resulted in $29.4 being recorded for the combined federal, state and foreign income tax obligation. The gain on sale included the elimination of $67.1 of goodwill and intangible assets. Subsequent adjustments have been made to the gain on this divestiture as certain post-closing and working capital adjustments were determined and the sales of certain HR Management foreign operations closed. Additional adjustments may be made as additional post-closing adjustments are determined and the sales of remaining foreign HR Management operations are completed in the fourth quarter of 2010.

As a result of the sale of the HR Management line of business, the operating results and assets and liabilities related to HR Management have been reflected as discontinued operations for all periods presented. For the periods prior to June 2010, certain costs that had previously been allocated to the HR Management segment are now included in continuing operations. These costs were $7.8 in the third quarter of 2009 and $9.1 and $24.2 for the nine months ended September 30, 2010 and 2009, respectively, and are reflected in Corporate and Other. Beginning June 1, 2010, the Company began earning transition services revenues for services provided to the buyer under agreements lasting from three to eighteen months, largely. Through the end of the third quarter, the Company earned $15.3 in revenue under these transition services agreements subsequent to the close of the sale. These revenues are reflected in Corporate and Other and largely offset the related costs described above. The Company has taken and continues to take actions to reduce these costs.

The results of the HR Management business included in discontinued operations for the three and nine months ended September 30, 2010 and 2009, respectively, are summarized as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenue	$0.2	$174.6	$107.2	$317.8
Income (loss) before tax - Operations	(0.1)	(116.7)	25.4	(229.1)
Gain (loss) on disposition	(4.9)	—	33.1	—

Income (loss) before income taxes	(5.0)	(116.7)	58.5	(229.1)
Income tax (expense) benefit:
Expense (benefit) related to operations	2.0	(0.5)	9.4	(22.5)
Expense (benefit) related to gain (loss) on disposition	(0.8)	—	29.4	—

Income (Loss) from discontinued operations, net of tax	$(6.2)	$(116.2)	$19.7	$(206.6)

The major classes of assets and liabilities that were included as part of the HR Management business and presented during these periods as held for sale were as follows:

	September 30, 2010	December 31, 2009
Assets:
Current assets	$—	$41.4
Property and equipment, net	—	17.2
Other assets	—	94.0

Total assets	$—	$152.6

Liabilities:
Current liabilities	$—	$48.5
Other liabilities	—	85.9

Total liabilities	$—	$134.4

Cash flows generated from the discontinued operations are presented separately in the Company’s consolidated statements of cash flows.

At September 30, 2010, the Company had outstanding performance bond obligations of approximately $39 related to performance and payment guarantees for the Company’s former HR Management line of business. Upon completion of the sale of the HR Management business, the Company continues to be responsible for these bond obligations. As NorthgateArinso is an unrelated third party, the Company accounts for these performance bond obligations under the guidance of ASC 460-10. As part of the gain on disposition the Company recognized a liability equal to the present value of probability weighted cash flows of potential outcomes, a level 3 fair value measurement. Although NorthgateArinso is obligated to indemnify the Company for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of September 30, 2010 the Company maintains a liability of approximately $1 for these obligations.

(4)	EARNINGS (LOSS) PER SHARE AND SHAREHOLDERS’ EQUITY

Earnings (Loss) per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations:

		Continuing Operations		Discontinued Operations		Total Per Share Amount
			Per Share	Income	Per Share
Three Months Ended September 30, 2010	Shares	Income	Amount	(Loss)	Amount
Basic EPS	123.2	$35.0	$0.28	$(6.2)	$(0.05)	$0.23
Effect of dilutive securities:

Stock-based compensation arrangements	2.2	—	—	—	—	—

Diluted EPS	125.4	$35.0	$0.28	$(6.2)	$(0.05)	$0.23

Nine Months Ended September 30, 2010
Basic EPS	123.5	$71.8	$0.58	$19.7	$0.16	$0.74
Effect of dilutive securities:

Stock-based compensation arrangements	2.3	—	(0.01)	—	—	(0.01)

Diluted EPS	125.8	$71.8	$0.57	$19.7	$0.16	$0.73

Three Months Ended September 30, 2009
Basic EPS	122.9	$30.2	$0.25	$(116.2)	$(0.95)	$(0.70)
Effect of dilutive securities:

Stock-based compensation arrangements	2.5	—	(0.01)	—	0.02	0.01

Diluted EPS	125.4	$30.2	$0.24	$(116.2)	$(0.93)	$(0.69)

Nine Months Ended September 30, 2009
Basic EPS	122.7	$87.7	$0.71	$(206.6)	$(1.68)	$(0.97)
Effect of dilutive securities:

Stock-based compensation arrangements	2.1	—	(0.01)	—	0.03	0.02

Diluted EPS	124.8	$87.7	$0.70	$(206.6)	$(1.65)	$(0.95)

The diluted EPS calculation for the three and nine months ended September 30, 2010 excludes the effect of 5.8 million outstanding stock options, and the three and nine months ended September 30, 2009 excludes the effect of 7.9 million outstanding stock options because their effect is anti-dilutive. As described more fully in Note 9, the Company issued approximately $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Convertible Debentures). The 2029 Convertible Debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or 82.82 shares per one thousand in principal amount of debentures. There was no dilution related to the 2029 Convertible Debentures for the three and nine months ended September 30, 2010.

Shareholders’ Equity

There were 2.4 million shares repurchased during the three and nine months ended September 30, 2010 at an average price of $10.15 per share for total proceeds of $24.9. As of September 30, 2010, the Company has the authority to repurchase 4.6 million additional common shares pursuant to current authorizations.

(5)	INVESTMENT IN CELLULAR PARTNERSHIP

The Company’s 33.8% limited partnership interest in the Cincinnati SMSA Limited Partnership qualifies as significant under the Securities and Exchange Commission Regulation S-X, Article 1, Rule 1-02(w). Unaudited income statement information reported by the Cincinnati SMSA Limited Partnership, a provider of wireless communications in central and southwestern Ohio and northern Kentucky, is presented in the following table, along with a summary of the amounts recorded in the Company’s consolidated financial statements. The Company accounts for its interest in the Cellular Partnership under the equity method of accounting. Under Rule 3-09 of Regulation S-X, the Company filed audited financial statements for Cincinnati SMSA Limited Partnership for the year ended December 31, 2009 with a Form 10-K/A on August 6, 2010.

Since the Cellular Partnership was organized as a limited partnership, the partners are responsible for income taxes applicable to their share of taxable income generated by the Cellular Partnership. The net income of the Cincinnati SMSA Limited Partnership reflected in the following table does not include any provision for income taxes incurred by the partners.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues	$171.4	$150.9	$484.7	$436.9
Income from operations	35.0	29.8	109.4	92.5
Net income	34.2	29.6	106.4	92.1
EBITDA	45.0	38.7	139.1	118.1

EBITDA is defined as Net Income before interest, income taxes, depreciation and amortization.

The Company’s equity in earnings of equity method investees for the three and nine month periods ended September 30, 2010 and 2009, respectively, is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Convergys’ equity in earnings of Cincinnati SMSA Limited Partnership	$11.6	$9.9	$36.1	$30.9
Convergys’ equity in earnings of other equity method investees	0.3	0.3	0.8	0.8

Total equity in earnings of cellular partnerships	$11.9	$10.2	$36.9	$31.7

(6)	EMPLOYEE BENEFIT PLANS

The Company sponsors a defined benefit pension plan, which includes both a qualified and non-qualified portion, for eligible employees (the Cash Balance Plan). The Company also sponsors a non-qualified, unfunded executive deferred compensation plan and a supplemental, non-qualified, unfunded plan for certain senior executive officers.

Components of pension cost for the Cash Balance Plan are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Interest cost on projected benefit obligation	$2.8	$2.9	$8.6	$9.0
Expected return on plan assets	(3.1)	(2.6)	(9.2)	(7.8)
Amortization and deferrals - net	1.2	1.1	3.5	4.4

Pension cost	$0.9	$1.4	$2.9	$5.6

The Company contributed $7.4 to fund the Cash Balance Plan during the first nine months of 2010 and expects to contribute approximately $2 during the remainder of 2010. As a result of the sale of the HR Management business, prior restructuring actions and payments made to other retirees, projected benefit payments made through the end of 2010 are expected to result in a settlement charge during the fourth quarter of 2010. The Company anticipates a settlement charge in the range of $6 to $8.

Components of pension cost for the unfunded executive pension plans are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Service cost	$—	$0.3	$0.7	$1.1
Interest cost on projected benefit obligation	0.5	0.5	1.5	1.5
Curtailment loss	—	—	2.3	—
Settlement loss	1.4	—	1.4	—
Amortization and deferrals - net	—	(0.3)	(0.1)	(0.5)

Pension cost	$1.9	$0.5	$5.8	$2.1

The Company recognized a $2.3 curtailment loss during the first quarter of 2010 related to the termination of the employment of the President and Chief Executive Officer of the Company. The Company also recognized a settlement loss related to this transition of $1.4 during the third quarter of 2010 upon payment of benefits under the unfunded executive pension plan.

Pension costs for the Cash Balance Plan and unfunded executive plan related to discontinued operations included in the tables above for the nine months ended September 30, 2010 and 2009 were not significant.

(7)	RESTRUCTURING

2010 Restructuring

During the second quarter of 2010, the Company initiated a restructuring plan and incurred a total charge of $17.6 consisting of $10.8 of severance-related charges and $6.8 of facility-related charges. The $10.8 of severance-related charges were comprised of $8.5 at Customer Management, largely to reduce headcount and align resources to future business needs, and $2.3 at Corporate to further streamline operations due to the sale of the HR Management line of business. The severance charge of $10.8 will largely be paid in cash pursuant to the Company’s existing severance policy and employment agreements. These actions will affect approximately 700 professional employees and approximately 1,000 contact center agents worldwide and are expected to be mostly completed by the end of 2010. The facility-related charge of $6.8 relates to lease rent accruals for properties that have closed as the result of consolidating facilities and shifting capacity. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. The fair value measurement utilized internal discounted cash flows, which is a Level 3 input. The Company used estimates, based on consultation with the Company’s real estate advisors, to determine the proceeds from any future sublease agreements. The Company will continue to evaluate these estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to these facility closures in the future. At September 30, 2010, the facility-related restructuring reserve had an outstanding balance of $4.7, which will be paid during 2010 and 2011 until the leases expire.

Restructuring liability activity for the 2010 plans, the balance of which is included within Payables, deferred revenue and other current liabilities on the Company’s balance sheets, consisted of the following:

2010
Severance charge	$10.8
Facility charge	6.8
Retained liability of discontinued operations	0.2
Severance payments	(7.1)
Facility payments	(2.1)

Balance at September 30, 2010	$8.6

2009 Restructuring

During 2009, the Company initiated restructuring plans of $43.3 to reduce headcount and align resources to future business needs. The severance actions are expected to be mostly completed by December 31, 2010. The facility-related charge relates to lease rent accruals for properties that have closed as the result of consolidating facilities, consistent with the methodology discussed in connection with the 2010 restructuring. At September 30, 2010, this facility-related restructuring reserve had an outstanding balance of $12.2, which will be paid over several years until the leases expire.

Restructuring liability activity for the 2009 plans, the balance of which is included within Payables, deferred revenue and other current liabilities on the Company’s balance sheets, consisted of the following:

2010
Balance at January 1	$36.3
Severance charge	—
Facility charge	—
Severance payments	(16.2)
Facility payments, net of currency adjustments	(3.8)

Balance at September 30	$16.3

(8)	STOCK-BASED COMPENSATION PLANS

The Company’s operating results for the three and nine months ended September 30, 2010 included long-term incentive plan expense of $3.5 and $13.0, respectively, compared to $2.0 and $12.2, respectively, for the same periods in 2009. Long-term incentive plan expense included expense related to discontinued operations for these periods of $0.0 and $0.9, respectively, compared to $0.3 and $1.7 for the same periods in 2009. Long-term incentive plan expense includes: (a) incentive plan expense that is paid in cash based on relative shareholder return and (b) stock compensation expense. Stock compensation expense for the three and nine months ended September 30, 2010 was $3.4 and $13.6, respectively, compared to $4.8 and $14.0, respectively, for the same periods in 2009.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2010 is presented below:

			Weighted	Weighted
			Average	Average
		Weighted	Remaining	Fair Value at
		Average	Contractual Term	Date of Grant
Shares in Millions Except Per Share Amounts	Shares	Exercise Price	(in years)	(per share)
Outstanding and exercisable at January 1, 2010	7.9	$32.21	1.4	$13.28
Granted	0.3	10.88
Exercised	—	—
Forfeited/cancelled	(2.4)	31.08

Outstanding and exercisable at September 30, 2010	5.8	$31.65	1.3	$12.20

The stock options granted during 2010 were fully vested at the time they were granted, resulting in stock compensation expense of $1.1 in the first nine months of 2010.

Restricted Stock Awards

During the nine months ended September 30, 2010, the Company granted 2.1 million shares of restricted stock units at a weighted-average fair value of $11.49. Included in the above were 0.8 million shares of performance-based restricted stock units granted at the fair value of $11.37 per share that vest upon the Company’s satisfaction of certain financial conditions (relative shareholder return versus the S&P 500 return) as of December 31, 2012. During the nine months ended September 30, 2009, the Company granted 2.8 million shares of restricted stock units at a weighted average fair value of $7.68. Included in the above were 1.8 million shares of performance-based restricted stock units granted at the fair value of $7.37 per share that vest upon the Company’s satisfaction of certain financial performance conditions (relative shareholder return versus the S&P 500 return) as of December 31, 2011.

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

	September 30, 2010	September 30, 2009
Expected volatility	56.0%	52.8%
Expected term (in years)	3.0	3.0
Risk-free interest rate	1.4%	1.2%

The total compensation cost related to non-vested restricted stock and restricted stock units not yet recognized as of September 30, 2010 was approximately $23, which is expected to be recognized over a weighted average of 1.5 years. Changes to non-vested time-based and performance-based restricted stock and restricted stock units for the three months ended September 30, 2010 were as follows:

Time-based Restricted Stock Units

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2009	1.9	$14.99
Granted	1.3	11.57
Vested	(0.8)	21.91
Forfeited	(0.2)	10.77

Non-vested at September 30, 2010	2.2	$10.54

Performance-based Restricted Stock Units

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2009	3.0	$10.45
Granted	0.8	11.37
Vested	(0.2)	7.39
Forfeited	(1.2)	12.02

Non-vested at September 30, 2010	2.4	$9.77

(9)	DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following:

	September 30, 2010	December 31, 2009
Revolving credit facility	$—	$400.0
2029 Convertible Debentures	56.6	56.3
Capital Lease Obligations	57.7	3.6
A/R Securitization	68.0	—
Other	9.3	9.7

Total debt	191.6	469.6
Less current maturities	72.6	405.2

Long-term debt	$119.0	$64.4

At September 30, 2010, the Company has not drawn any of the $400.0 available under our $400 Five-Year Competitive Advance and Revolving Credit Facility. The Company repaid $300.0 previously drawn under this facility during the first quarter of 2010 and $100.0 during the second quarter of 2010. The facility was fully drawn as of December 31, 2009. The maturity date of the Revolving Credit Facility Agreement is October 20, 2011. The Company’s credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios (as defined in the Credit Facility Agreement). The Company’s interest coverage ratio, defined as the ratio of EBITDA to consolidated interest expense, cannot be less than 4.00 to 1.00 as determined on a rolling four quarter basis. The Company’s debt-to-EBITDA ratio cannot be greater than 3.25 to 1.0 for any measured period. The Company was in compliance with all covenants at September 30, 2010.

The 2029 Convertible Debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or 82.82 shares of the Company’s common stock per one thousand dollars in principal amount of debentures. Upon conversion, the Company will pay cash up to the aggregate principal amount of the converted 2029 Convertible Debentures and settle the remainder of the conversion value of the debentures in cash or stock at the Company’s option. The conversion rate will be subject to adjustment for certain events outlined in the indenture governing the debenture (the Indenture). The conversion rate will increase for a holder who elects to convert the debenture in connection with certain share exchanges, mergers or consolidations involving the Company, as described in the Indenture. The 2029 Convertible Debentures, which pay a fixed rate of interest semi-annually, have a contingent interest component that will require the Company to pay interest based on the trading price of the debentures exceeding a specified threshold at specified times, commencing on September 15, 2019, as outlined in the Indenture. The maximum amount of contingent interest that will accrue is 0.75% per annum of the average trading price of the debentures during the periods specified in the Indenture. The fair value of this embedded derivative was not significant at September 30, 2010.

The Company leased an office complex in Orlando, Florida, under an agreement that expired in June 2010 (the “Orlando lease”). The Orlando lease was historically accounted for as an operating lease. Pursuant to the terms of the lease, on October 8, 2009 the Company was required to provide notice to the Lessor of its intention to either purchase the property for $65.0 or arrange to have the office complex sold to a third party (the terms of the lease provided the Lessor with a residual value guarantee from the Company of up to $55.0). Although continuing to pursue a refinancing of the Orlando lease, on October 8, 2009 the Company legally elected the purchase option under the required notification provision of the lease agreement.

The election to purchase is considered a contract modification requiring reassessment of the classification of the lease under applicable accounting principles. Because of the Company’s effective election of the purchase option in October 2009, the lease should have been reclassified as a capital lease instead of an operating lease at that time. The impact of the reclassification as a capital lease on previously issued financial statements is not material. At June 30, 2010, the Company recorded a capital lease obligation and property of $55.0 related to this facility, coincident with the completion of the refinancing of the lease discussed below.

On June 30, 2010, the Company refinanced this lease arrangement. As part of the refinancing, the Company paid approximately $10.0 to reduce the principal under the prior facility related to the residual value guarantee provision referenced above, such amount having been previously accrued. The new facility provides for a new lease period of five years. Upon termination or expiration of the new facility, the Company is required to either purchase the property for $55.0 or arrange to have the office complex sold to a third party (the terms of the lease provide the Lessor with a residual value guarantee from the Company of up to $47.0). Total scheduled lease payments during the term are currently estimated to be approximately $10.

Including the $55.0 obligation for the Orlando facility, total capital lease obligations were $57.7 and $3.6 at September 30, 2010 and December 31, 2009, respectively. Other debt of $9.3 and $9.7 at September 30, 2010 and December 31, 2009, respectively, consisted of miscellaneous domestic and international borrowings.

At September 30, 2010, future minimum payments of the Company’s debt arrangements are as follows:

Remainder of 2010 and 2011	$73.2
2012	0.8
2013	—
2014	6.0
2015	55.0
Thereafter	125.0

Total	$260.0

(10)	COMMITMENTS AND CONTINGENCIES

Commitments

At September 30, 2010, the Company had outstanding letters of credit of approximately $32 and other bond obligations of approximately $2 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material. The Company also has purchase commitments with telecommunications providers of approximately $5 for the remainder of 2010.

Contingencies

The Company from time to time is involved in various loss contingencies, including tax and legal contingencies that arise in the ordinary course of business. The Company accrues for a loss contingency when it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. At this time, the Company believes that the results of any such contingencies, either individually or in the aggregate, will not have a materially adverse effect on the Company’s results of operations or financial condition. However, the outcome of any litigation cannot be predicted with certainty. An unfavorable resolution of one or more pending matters could have a materially adverse impact on the Company’s results of operations or financial condition in the future. At September 30, 2010, the Company believes it is adequately reserved for all legal contingencies.

Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas in 2001 on behalf of purchasers of common stock of Intervoice, Inc. (Intervoice) during the period from October 12, 1999 through June 6, 2000 (the Class Period). Plaintiffs filed claims, which were consolidated into one proceeding under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 against Intervoice (a subsidiary of the Company since 2008) as well as certain named former officers and directors of Intervoice on behalf of the alleged class members. In the complaint, plaintiffs claim that Intervoice and the named former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of Intervoice, the results of a merger with another company and the alleged future business projections of Intervoice. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.

The District Court dismissed the plaintiffs’ complaint because it lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On appeal, the United States Court of Appeals for the Fifth Circuit affirmed the dismissal in part and reversed in part. The Fifth Circuit remanded a limited number of issues for further proceedings in the District Court.

In 2006, the District Court granted the plaintiffs’ motion to certify a class of purchasers of Intervoice stock during the Class Period. Intervoice appealed and in 2008, the Fifth Circuit vacated the District Court’s class-certification order and remanded the case to the District Court for further consideration. In October 2009, the District Court denied the plaintiffs’ motion to certify a class. In January 2010, the Fifth Circuit granted the plaintiffs’ petition for permission to appeal the denial of class certification. The case has been stayed in the District Court pending the Fifth Circuit’s decision on the plaintiffs’ appeal. The Company intends to vigorously defend the denial of class certification and the portion of the case that remains pending in the District Court.

Since 2002, the Company has been cooperating with the U.S. Department of Labor’s wage and hour division (DOL) on a number of matters to investigate and resolve allegations that the Company incorrectly measured hourly call center employees’ work time. The Company expects to conclude its negotiations with the DOL, and to reach a mutually-satisfactory resolution in 2010. Such resolution would involve, among other things, the payment of back wages to some of the Company’s U.S. agents formerly employed at one of the Company’s facilities. The Company expects that the outcome of this DOL matter will not individually or in the aggregate have a material adverse effect on the Company’s results of operations or financial condition.

(11)	FAIR VALUE DISCLOSURES

The following table summarizes the Company’s assets and liabilities measured and reported in the Financial Statements at fair value on a recurring basis as of September 30, 2010 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy defined by FASB Topic 820, “Fair Value Measurement and Disclosures,” in the ASC are as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table summarizes financial assets and liabilities subject to recurring fair value measurements as of September 30, 2010.

	September 30, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$19.9	—	$19.9	—
Derivative liabilities	$12.5	—	$12.5	—

There were no transfers of assets or liabilities involving Level 3 fair value measurements.

Fair values of cash equivalents, short-term investments and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. The fair value of short-term debt approximates its recorded value because of its short-term nature. Based on quoted market prices at September 30, 2010, the fair value of the $125.0 of the Company’s 2029 Convertible Debentures is $142.3.

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

The Company serves many of its U.S.-based clients using contact center capacity in the Philippines, India and Canada. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR) or Canadian dollars (CAD), which represents a foreign exchange exposure. The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward exchange contracts and options with several financial institutions. These instruments mature within the next 36 months and had a notional value of $632.4 at September 30, 2010 and $601.3 at December 31, 2009. The derivative instruments discussed above are designated and effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	September 30, 2010	December 31, 2009
Forward exchange contracts and options
designated as hedging instruments:
Included within other current assets	$12.5	$8.3
Included within other non-current assets	7.4	3.2
Included within other current liabilities	9.1	18.3
Included within other long-term liabilities	3.4	14.9

The Company recorded a deferred tax liability of $2.8 related to these derivatives at September 30, 2010, compared to a deferred tax benefit of $8.0 at December 31, 2009. A total of $4.6 of deferred gains and $14.8 of deferred losses, net of tax, related to these cash flow hedges at September 30, 2010 and December 31, 2009, respectively, were accumulated in Other Comprehensive Loss (OCL). As of September 30, 2010, deferred gains of $3.1 ($1.9 net of tax), on derivative instruments included in accumulated OCL are expected to be reclassified into earnings during the next twelve months. The following table provides the effect of these derivative instruments on the Company’s Consolidated Financial Statements for the three and nine months ended September 30, 2010:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)

Three Months Ended September 30, 2010
Foreign exchange contracts	$30.2	($1.8)	- Cost of providing services and products sold and Selling, general and administrative

Nine Months Ended September 30, 2010
Foreign exchange contracts	$28.2	($2.1)	- Cost of providing services and products sold and Selling, general and administrative

The gain recognized related to the ineffective portion of the derivative instruments was less than $1 for the three and nine months ended September 30, 2010.

The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. During the nine months ended September 30, 2010, a gain of $0.8 was recognized related to changes in fair value of these derivative instruments not designated as hedges, compared to a loss of $9.2 for the same period in 2009. The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income, net in the accompanying consolidated statements of operations. The fair value of these derivative instruments not designated as hedges at September 30, 2010 was not material to the Company’s Consolidated Balance Sheet.

A few of the Company’s counterparty agreements related to derivative instruments contain provisions that require that the Company maintain collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments in liability position on September 30, 2010 is $12.5 for which the Company has no posted collateral. Future downgrades in the Company’s credit ratings and/or changes in the foreign currency markets could result in collateral to counterparties.

(13)	INCOME TAXES

The liability for unrecognized tax benefits was $93.2 and $80.9 at September 30, 2010 and December 31, 2009, respectively, and is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. The total amount of unrecognized tax benefits that would affect income tax expense if ever recognized in the Consolidated Financial Statements is $69.6. This amount includes interest and penalties of $18.4. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will decrease by $5 to $10 in the next twelve months based upon the anticipated resolution of audits; however, actual developments in this area could differ from those currently expected.

The effective tax rate on net income from continuing operations was 20.1% for the three months ended September 30, 2010 compared to a tax benefit rate of 5.6% in the same period last year. The tax benefit rate for the three months ended September 30, 2009 was primarily a result of a downward adjustment made to the projected full year 2009 tax rate in that period as a reflection of third quarter 2009 results.

(14)	ASSET SECURITIZATION

During the second quarter of 2009, the Company entered into a $125.0 asset securitization facility collateralized by accounts receivables of certain of its subsidiaries, of which $50.0 was scheduled to expire in June 2010 and $75.0 expires in June 2012. The $50.0 that was scheduled to expire in June 2010 has been extended through June 2011. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. The asset securitization facility does not qualify for sale treatment under the authoritative guidance for the accounting for transfers and servicing of financial assets and extinguishments of liabilities included in FASB Topic 860, “Transfers and Servicing,” in the ASC. Accordingly, the accounts receivable and related debt obligation will remain on the Company’s Consolidated Balance Sheet. At September 30, 2010, the Company had borrowings of $68.0 under this facility. At December 31, 2009, this facility was undrawn.

(15)	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill increased to $986.7 at September 30, 2010 from $979.3 at December 31, 2009. The increase was largely due to earn-out payments of $3.0 related to the Ceon Corporation acquisition completed during 2008. The Company is not obligated to make any additional earn-out payments related to this acquisition. Intangible assets (including software and customer relationships) decreased to $73.3 at September 30, 2010 from $86.6 at December 31, 2009, principally due to normal amortization. As of September 30, 2010, the Company’s total intangible assets, acquired primarily through business combinations, consisted of the following:

	Gross Carrying	Accumulated
	Value	Amortization	Net
Software (classified with Property, Plant & Equipment)	$88.6	$(57.9)	$30.7
Trademarks	12.0	(7.2)	4.8
Customer relationships and other intangibles	154.6	(116.8)	37.8

Total	$255.2	$(181.9)	$73.3

The intangible assets are being amortized using the following amortizable lives: two to eight years for software, four years for trademarks and five to twelve years for customer relationships and other. The remaining weighted average depreciation period for software is 5.1 years. The remaining weighted average amortization period for trademarks, customer relationships and other intangibles is 6.2 years. Amortization of software is included within depreciation expense as the underlying assets are classified within property, plant and equipment.

Trademarks, customer relationships, and other intangibles amortization expense was $7.6 and $8.5 for the nine months ended September 30, 2010 and 2009, respectively, and is estimated to be approximately $10 for the year ended December 31, 2010. The related estimated expense for the five subsequent years ended December 31 is as follows:

2011	$10
2012	9
2013	7
2014	3
2015	3
Thereafter	8

The Company tests goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the second step requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Fair value of the reporting units is determined using a combination of the market approach and the income approach. Under the market approach, fair value is based on actual stock price or transaction prices of comparable companies. Under the income approach, value is dependent on the present value of net cash flows to be derived from the ownership. For 2010, the Company tests goodwill for the following reporting units: Customer Management, Relationship Technology Management (RTM), which is included in the Customer Management segment, and Information Management. HR Management, a separate reporting unit in 2009, was sold in June 2010. In 2009, the Information Management reporting unit was tested on a disaggregated basis as the Information Management North America and Information Management International reporting units. As a result of changes in the organizational and financial reporting structure of the Company, these reporting units have now been combined. The Company is currently in the process of performing its 2010 annual assessment of goodwill.

The fair values of each reporting unit substantially exceeded the respective carrying values as of October 1, 2009, the date of the Company’s last annual goodwill impairment test. Fair value exceeded carrying value by greater than 50% for all reporting units except for RTM, whose fair value exceeded its carrying value by greater than 10%. The goodwill associated with the RTM reporting unit principally related to an acquisition completed in the second half of 2008. Continued overall economic softness has placed pressure on revenue expectations for the RTM business. The Company continues to assess the business and financial plans for the RTM reporting unit and is pursuing efforts to reduce costs in line with revenues; however, it is possible that the carrying value of the RTM reporting unit may exceed its estimated fair value. This would result in further analysis during the fourth quarter of 2010 to measure the amount of impairment of the $212.3 of goodwill associated with this reporting unit, if any.

(16)	PAYABLES AND OTHER CURRENT LIABILITIES

	At Sep. 30,	At Dec. 31,
	2010	2009
Accounts payable	$34.9	$33.5
Accrued income and other taxes	21.3	37.5
Accrued payroll-related expenses	108.4	107.9
Derivative liabilities	9.1	19.8
Accrued expenses, other	98.8	127.8
Deferred revenue and government grants	63.3	70.7
Restructuring and exit costs	24.9	38.2

	$360.7	$435.4

(17)	BUSINESS SEGMENT INFORMATION

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

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues:
Customer Management	$462.9	$491.6	$1,372.6	$1,503.1
Information Management	81.9	99.2	242.3	321.9
Corporate and Other	11.2	—	15.3	—

	$556.0	$590.8	$1,630.2	$1,825.0

Depreciation:
Customer Management	$16.6	$16.8	$50.8	$50.5
Information Management	3.5	5.7	11.1	17.7
Corporate and Other	4.0	5.4	13.5	15.6

	$24.1	$27.9	$75.4	$83.8

Amortization:
Customer Management	$1.9	$2.0	$5.7	$5.6
Information Management	0.6	0.9	2.0	2.9

	$2.4	$2.9	$7.6	$8.5

Restructuring Charges:
Customer Management	$—	$3.5	$15.3	$3.5
Information Management	—	5.6	—	5.6
Corporate and Other	—	—	2.3	0.0

	$—	$9.1	$17.6	$9.1

Operating Income (Loss):
Customer Management	$31.3	$33.5	$73.1	$110.7
Information Management	11.3	3.3	27.6	32.8
Corporate and Other (1)	(7.9)	(10.0)	(36.1)	(36.5)

	$34.7	$26.8	$64.6	$107.0

Capital Expenditures: (2)
Customer Management	$15.0	$7.3	$32.2	$33.5
Information Management	2.6	2.9	7.2	10.0
Corporate and Other (3)	3.7	3.5	9.1	12.8

	$21.3	$13.7	$48.5	$56.3

(1)

Includes costs previously allocated to the HR Management line of business of $9.1 for the nine months ended September 30, 2010, and $7.8 and $24.2 for the three and nine months ended September 30, 2009, respectively.

(2)	Excludes proceeds from the disposal of property and equipment.
(3)	Includes shared services-related capital expenditures.

	At Sep. 30,	At Dec. 31,
	2010	2009
Goodwill:
Customer Management	$789.8	$785.9
Information Management	196.9	193.4

	$986.7	$979.3

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

Historically, we had three reportable segments, Customer Management, Information Management and Human Resources Management (HR Management). In March 2010, we signed a definitive agreement to sell the HR Management line of business to NorthgateArinso for approximately $100 with $85 to be paid in cash at closing and $15 in cash over three years, subject to post-closing working capital adjustments. The sale substantially closed on June 1, 2010, for which we received approximately $80 in cash as well as a zero coupon note in the principal amount of $15. The sales of certain foreign operations of the HR Management business completed during the third quarter of 2010, resulted in a receipt of an additional $1 in cash. The sale of the remaining HR Management foreign operations are expected to close in the fourth quarter of 2010 and result in an additional $4 in cash received. Final settlement of working capital adjustments is expected to result in cash payments to NorthgateArinso of approximately $7 during the fourth quarter of 2010. In connection with the sale of the HR Management line of business, we reorganized our reportable segments into two segments; Customer Management, which provides agent-assisted services, self-service, and intelligent technology care solutions, and Information Management, which provides business support system (BSS) solutions. See Note 17 for information about these segments.

As a result of the sale of the HR Management line of business, the operating results and assets and liabilities related to HR Management have been reflected as discontinued operations for all periods presented. For the periods prior to June 2010, certain costs that had previously been allocated to the HR Management segment are now included in continuing operations. These costs were $7.8 in the third quarter of 2009 and $9.1 and $24.2 for the nine months ended September 30, 2010 and 2009, respectively, and are reflected in Corporate and Other. Beginning June 1, 2010, we began earning transition services revenues for services provided to the buyer under agreements lasting from three to eighteen months, largely. Through the end of the third quarter, we earned $15.3 in revenue under these transition services agreements subsequent to the close of the sale. These revenues are reflected in Corporate and Other and largely offset the related costs described above. While the length of the transition services agreements vary depending upon the type of service provided, we have taken and continue to take actions to reduce these costs and our expectation is that we will eliminate the underlying costs as the transition services complete.

The total gain on the sale of the HR Management business amounted to $33.1 pretax and $3.7 after tax at September 30, 2010. The sale of the HR Management business was a taxable transaction that resulted in $29.4 being recorded for the combined federal and state income tax obligation. Upon the successful closing of the sale of the remaining HR Management foreign operations, expected in the fourth quarter of 2010, we anticipate an additional gain of approximately $2, net of tax.

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

Agent-related revenues, which account for approximately 90% of Customer Management revenues for the nine months ended September 30, 2010, are typically recognized as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. In a limited number of engagements where the client pays a fixed fee, we recognize revenues based on the specific facts and circumstances of the engagement, either using the proportional performance method or recognizing the entire amount upon final completion of the engagement. Customer Management remaining revenues are derived from the sale of premise-based and hosted automated self-care and technology solutions. License, professional and consulting and maintenance and software support services revenues recognized from sale of these advanced speech recognition solutions are recognized pursuant to authoritative guidance for software revenue recognition.

During the nine months ended September 30, 2010, Customer Management revenues decreased 8.7% to $1,372.6 compared to the prior year period. The decrease in revenue was largely driven by several of our clients’ own volume declines, volume shifts offshore and certain program completions. These declines were partially offset by increases in revenue from other clients. Customer Management operating income and operating margin were $73.1 and 5.3%, respectively, compared with $110.7 and 7.4% in the prior year period, reflecting lower revenues and restructuring charges of $15.3 in 2010 compared to $3.5 in 2009. Further detail on Customer Management results is presented in “Results of Operations,” below.

Information Management

Our Information Management segment serves clients principally by providing and managing complex business support system (BSS) solutions.

License and related support and maintenance fees, which accounted for 43% of Information Management revenues for the nine months ended September 30, 2010, are earned under perpetual and term license arrangements. We invoice our clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. Fees for support and maintenance normally are charged in advance either on an annual, quarterly or monthly basis. Professional and consulting services for installation, implementation, customization, migration, training and managed services accounted for 37% of Information Management revenues for the nine months ended September 30, 2010. The professional and consulting fees are either invoiced monthly to our clients based on time and material costs incurred at contractually agreed upon rates or, in some instances, for a fixed fee. Information Management remaining revenues consist of monthly fees for processing client transactions in Information Management data centers and, in some cases, the clients’ data centers. These data processing revenues are recognized based on the number of invoices, subscribers or events that are processed by Information Management using contractual rates.

During the first nine months of 2010, Information Management revenue was $242.3, a 24.7% decline compared to the prior year period largely due to the impact of client migrations and program completions. Information Management operating income and operating margin were $27.6 and 11.4%, respectively, compared with $32.8 and 10.2%, respectively, in the prior year period, reflecting lower revenues.

Information Management continues to face competition as well as the effects of consolidation within the communications industry. AT&T, our largest client, has completed migration of its subscribers from the legacy wireless billing system that we supported through a managed services agreement onto AT&T’s other wireless billing system. In addition, AT&T acquired several other Convergys clients that also migrated to this other billing system. We anticipate the loss of revenue resulting from the AT&T related migrations to be approximately $38 in 2010 compared to our 2009 Information Management revenues. The impact of this migration on our first nine months of 2010 revenues was approximately $33 compared to the first nine months of 2009 Information Management revenues.

Sprint PCS, a large data processing outsourcing client, substantially completed migration of its billing systems onto a competitor’s system by the end of 2009. Revenues from Sprint Nextel were down approximately $8 for the first nine months of 2010 compared to the corresponding period last year. We expect revenue from Sprint Nextel to be down by approximately $8 in 2010 compared to our 2009 Information Management revenues.

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

CONSOLIDATED RESULTS

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2010	2009	Change	%	2010	2009	Change	%
Revenues	$556.0	$590.8	$(34.8)	(6)	$1,630.2	$1,825.0	$(194.8)	(11)
Cost of providing services and products sold	341.1	356.1	(15.0)	(4)	982.5	1,100.7	(118.2)	(11)
Selling, general and administrative	140.6	149.3	(8.7)	(6)	440.2	457.7	(17.5)	(4)
Research and development costs	13.1	18.7	(5.6)	(30)	42.3	58.2	(15.9)	(27)
Depreciation	24.1	27.9	(3.8)	(14)	75.4	83.8	(8.4)	(10)
Amortization	2.4	2.9	(0.5)	(17)	7.6	8.5	(0.9)	(11)
Restructuring charges	—	9.1	(9.1)	NM	17.6	9.1	8.5	93

Total costs and expenses	521.3	564.0	(42.7)	(8)	1,565.6	1,718.0	(152.4)	(9)

Operating Income	34.7	26.8	7.9	29	64.6	107.0	(42.4)	(40)
Equity in Earnings of Cellular Partnerships	11.9	10.2	1.7	17	36.9	31.7	5.2	16
Other Income (expense), net	1.3	(1.0)	2.3	NM	7.9	(10.9)	18.8	NM
Interest Expense	(4.1)	(7.4)	3.3	(45)	(15.2)	(21.1)	5.9	(28)

Income before Income Taxes	43.8	28.6	15.2	53	94.2	106.7	(12.5)	(12)
Income Tax Expense (Benefit)	8.8	(1.6)	10.4	NM	22.4	19.0	3.4	18

Income from Continuing Operations, net of tax	35.0	30.2	4.8	16	71.8	87.7	(15.9)	(18)

Income (Loss) from Discontinued Operations (net of tax expense (benefit) of $1.2 and $(0.5) for the three months ended September 30, 2010 and 2009, respectively and $38.8 and $(22.5) for the nine months ended September 30, 2010 and 2009, respectively)	(6.2)	(116.2)	110.0	NM	19.7	(206.6)	226.3	NM

Net Income (loss)	$28.8	$(86.0)	$114.8	NM	$91.5	$(118.9)	$210.4	NM

Diluted Earnings (Loss) Per Common Share:
Continuing Operations	$0.28	$0.24	$0.04	16	$0.57	$0.70	$(0.13)	(19)
Discontinued Operations	(0.05)	(0.93)	0.88	NM	0.16	(1.65)	1.81	NM

Diluted earnings (loss) per common share	$0.23	$(0.69)	$0.92	NM	$0.73	$(0.95)	$1.68	NM

Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2009

Consolidated revenues for the third quarter of 2010 were $556.0 compared to $590.8 for the comparable period last year, reflecting revenue decreases in both Customer Management and Information Management. Operating income for the third quarter of 2010 was $34.7 compared to operating income of $26.8 in the prior year, due to cost reductions during the third quarter of 2010 and restructuring charges recorded during the third quarter of 2009.

On June 1, 2010, we completed the sale of our HR Management line of business to NorthgateArinso. As a result of the sale, the operating results and assets and liabilities related to HR Management have been reflected as discontinued operations for all periods presented. See Note 3 of the Notes to Consolidated Financial Statements for additional disclosures related to this sale. For the periods prior to June 2010, accounting rules require that certain costs that had previously been allocated to the HR Management segment are now included in continuing operations. These costs were $7.8 in the third quarter of 2009, and are reflected in Corporate and Other as selling, general and administrative expenses. Beginning June 1, 2010, we began earning transition services revenues for services provided to the buyer under agreements lasting from three to eighteen months, largely. During the third quarter, we earned $11.2 in revenue under these transition services agreements. These revenues are reflected in Corporate and Other and largely offset the related costs described above. While the length of the transition services agreements vary depending upon the type of service provided, we have taken and continue to take actions to reduce these costs and our expectation is that we will eliminate the underlying costs as the transition services complete.

As a percentage of revenues, the cost of providing services and products sold was 61.3% compared to 60.3% during the corresponding period last year. Selling, general, and administrative expenses in the third quarter of 2010 decreased to $140.6 compared to $149.3 in the third quarter of 2009. As a percentage of revenue, these costs remained consistent period over period, at 25.3%. The 30% decrease in research and development costs primarily reflects more focused strategic spending on enhancement of our business support system offerings and the shift of this investment to lower cost geographies. Compared to the prior year, the $3.8 decrease in depreciation expense reflects the impact of lower capital expenditures in preceding periods.

During the third quarter of 2010, we recognized equity income in the Cellular Partnerships of $11.9 compared to equity income of $10.2 in the prior year. Other income of $1.3 was due primarily to a gain on foreign exchange during the quarter. Interest expense improved to $4.1 from $7.4 in the prior year reflecting a lower level of debt outstanding throughout the third quarter of 2010. Our effective tax rate on net income from continuing operations was 20.1% for the three months ended September 30, 2010 compared to an effective tax benefit rate of 5.6% in the same period last year. The tax benefit rate for the three months ended September 30, 2009 was primarily a result of a downward adjustment made to the projected full year 2009 tax rate in that period as a reflection of third quarter 2009 results.

As a result of the above, third quarter 2010 income from continuing operations and income from continuing operations per diluted share were $35.0 and $0.28, respectively, compared with $30.2 and $0.24, respectively, in the third quarter of 2009.

The results from discontinued operations include the operating results of the HR Management business that were discontinued as a result of the sale of the business. Discontinued operations include revenues of $0.2 and $174.6 in the third quarter of 2010 and 2009, respectively. The $6.2 loss from discontinued operations, net of tax, recognized during the third quarter of 2010 reflects completion of the sale of certain foreign subsidiaries, adjustments to purchase price for working capital and remaining operations of locations expected to be sold during the fourth quarter of 2010. The 2009 loss from discontinued operations, net of tax, included implementation-related, impairment and contract settlement charges of $224.6, including accelerated recognition of previously deferred costs of $148.5 upon contract termination and asset impairment charges of $76.1 primarily related to deferred costs. The 2009 charges were partially offset by accelerated recognition of $106.3 of previously received and deferred implementation revenue. As a result of the foregoing, the loss from discontinued operations, net of tax and the loss from discontinued operations per diluted share for the three months ended September 30, 2010 was $6.2 and $0.05, respectively, compared to $116.2 and $0.93, respectively, in the same period in the prior year.

Total third quarter 2010 net income and earnings per diluted share were $28.8 and $0.23, respectively, compared with net loss and loss per diluted share of $86.0 and $0.69, respectively, in the third quarter of 2009.

Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2009

Consolidated revenues for the first nine months of 2010 were $1,630.2 compared to $1,825.0 in the same period last year, reflecting revenue decreases from both Customer Management and Information Management. Operating income for the first nine months of 2010 was $64.6 compared to operating income of $107.0 in the prior year, due to revenue declines and restructuring charges of $17.6 during the first nine months of 2010 compared to $9.1 in the prior year same period.

On June 1, 2010, we completed the sale of our HR Management line of business to NorthgateArinso. As a result of the sale, the operating results and assets and liabilities related to HR Management have been reflected as discontinued operations for all periods presented. See Note 3 of the Notes to Consolidated Financial Statements for additional disclosures related to this sale. For the periods prior to June 2010, accounting rules require that certain costs that had previously been allocated to the HR Management segment are now included in continuing operations. These costs were $9.1 in the first nine months of 2010 compared to $24.2 in the same period in the prior year, and are reflected in Corporate and Other as selling, general and administrative expenses. Beginning June 1, 2010, we began earning transition services revenues for services provided to the buyer under agreements lasting from three to eighteen months, largely. During the third quarter, we earned $15.3 in revenue under these transition services agreements. These revenues are reflected in Corporate and Other and largely offset the related costs described above. While the length of the transition services agreements vary depending upon the type of service provided, we have taken and continue to take actions to reduce these costs and our expectation is that we will eliminate the underlying costs as the transition services complete.

As a percentage of revenues, the cost of providing services and products sold was 60.3% for the nine months ending September 30, 2010 and 2009 reflecting cost reductions consistent with revenue declines. Selling, general, and administrative expenses in the first nine months of 2010 decreased to $440.2 compared to $457.7 in the same period of 2009. As a percentage of revenue, these costs increased from 25.1% for the nine months ending September 30, 2009 to 27.0% for the corresponding period this year, primarily as the result of severance and other transition costs associated with the change in our President and Chief Executive Officer in February 2010. The CEO transition resulted in additional selling, general and administrative costs of $7.6 in 2010. The 27% decrease in research and development costs primarily reflects more focused strategic spending on enhancement of our business support system offerings and the shift of this investment to lower cost geographies. Compared to the prior year, the $8.4 decrease in depreciation expense reflects the impact of lower capital expenditures in preceding periods. As noted under the heading, “Restructuring Charges,” we recorded a restructuring charge of $17.6 during 2010 mostly related to the realignment of resources, including headcount and facilities, to expected revenues and the separation of the HR Management business. A restructuring charge of $9.1 was recorded during the first nine months of 2009 to align resources to future business needs and to shift the geographic mix of certain resources.

During the nine months ended September 30, 2010, we recognized equity income in the Cellular Partnerships of $36.9 compared to equity income of $31.7 in the prior year. The improvement in other income (expense) for the nine months ended September 30, 2010 primarily relates to a $13.0 benefit from the reduction in a litigation reserve. Interest expense decreased to $15.2 from $21.1 in the prior year reflecting a lower level of debt outstanding throughout the first nine months of 2010. Our effective tax rate on net income from continuing operations of 23.8% for the nine months ended September 30, 2010 increased compared to the effective tax rate of 17.8% in the same period last year primarily due to the geographic mix of worldwide income.

As a result of the above, nine months ending September 30, 2010 income from continuing operations and income from continuing operations per diluted share were $71.8 and $0.57, respectively, compared with $87.7 and $0.70, respectively, in the corresponding period last year.

The results from discontinued operations include the operating results of the HR Management business that were discontinued as a result of the sale of the business. Discontinued operations include revenues of $107.2 and $317.8 in the first nine months of 2010 and 2009, respectively. The $19.7 gain from discontinued operations, net of tax, recognized during 2010 reflects income, net of tax, of $16.0 from operating activities of the business prior to completion of the sale of all entities as well as a $3.7 gain, net of $29.4 of tax, on the sale of the HR Management business. The 2009 loss from discontinued operations, net of tax, included implementation-related, impairment and contract settlement charges of $354.2, including accelerated recognition of previously deferred costs of $148.5 upon contract termination, immediate recognition of $97.1 of implementation costs as incurred, and asset impairment charges of $108.6 primarily related to deferred costs. The 2009 charges were partially offset by accelerated recognition of $106.3 of previously received and deferred implementation revenue. As a result of the foregoing, the income from discontinued operations, net of tax and the earnings from discontinued operations per diluted share for the nine months ended September 30, 2010 was $19.7 and $0.16, respectively, compared to loss from discontinued operations, net of tax and the loss from discontinued operations per diluted share of $206.6 and $1.65 in the same period in the prior year.

Total first nine months of 2010 net income and earnings per diluted share were $91.5 and $0.73, respectively, compared with net loss and loss per diluted share of $118.9 and $0.95, respectively, in the first nine months of 2009.

Non-GAAP Measures for the Three and Nine Months Ended September 30, 2010 versus Three and Nine Months Ended September 30, 2009

In order to assess the underlying operational performance of the continuing operations of the business, we provide non-GAAP measures in the table below that exclude the following: 1) certain costs previously allocated to the HR Management business that are now included in continuing operations as discussed above and in more detail in Note 3 of the Notes to Consolidated Financial Statements; these costs were $9.1 for the nine months ended September 30, 2010, compared with $7.8 and $24.2 for the three and nine months ended September 30, 2009; 2) the reduction of a previously established litigation reserve by $13.0 during the first quarter of 2010, which is reported within other income (expense); 3) restructuring charges of $17.6 included within the second quarter of 2010, and; 4) the severance and other transition costs associated with the change in the CEO of the Company in February 2010, which resulted in a negative impact to first-quarter and third-quarter 2010 results from continuing operations of $6.2 and $1.4, respectively.

We use operating income, income from continuing operations, net of tax and earnings per share data excluding the above items to assess the underlying operational performance of the continuing operations of the business for the year and to have a basis to compare underlying operating results to prior and future periods. Adjustments for these charges are relevant in evaluating the overall performance of the business. Limitations associated with the use of these non-GAAP measures include that these measures do not include all of the amounts associated with our results as determined in accordance with GAAP. Management compensates for these limitations by using the non-GAAP measures, operating income, income from continuing operations, net of tax and diluted earnings per share excluding the charges, and the GAAP measures, operating income, income from continuing operations, net of tax and diluted earnings per share, in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond those described above.

Reconciliation of GAAP EPS from Continuing Operations to non-GAAP EPS from Continuing Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	%	2010	2009	Change	%
Operating Income as reported under U.S. GAAP	$34.7	$26.8	$7.9	29	$64.6	$107.0	$(42.4)	(40)

Restructuring charges	—	9.1	(9.1)	NM	17.6	9.1	8.5	NM
CEO transition costs	1.4	—	1.4	—	7.6	—	7.6	NM
HR Management costs not qualifying as discontinued operations	—	7.8	(7.8)	(100)	9.1	24.2	(15.1)	(62)

Total Charges	1.4	16.9	(15.5)	NM	34.3	33.3	1.0	NM

Adjusted Operating Income (a non-GAAP measure)	$36.1	$43.7	$(7.6)	(17)	$98.9	$140.3	$(41.4)	(30)

Income from continuing operations, net of tax, as reported under U.S. GAAP	$35.0	$30.2	$4.8	16	$71.8	$87.7	$(15.9)	(18)

Total charges of $1.4 and $16.9 for the three months ended September 30, 2010 and 2009, and $34.3 and $33.3 for the nine months ended September 30, 2010 and 2009, from above, net of tax	0.9	10.3	(9.4)	NM	22.6	21.6	1.0	5
Litigation reserve reduction of $13.0, net of tax	—	—	—	—	(8.1)	—	(8.1)	NM

Adjusted income from continuing operations, net of tax (a non-GAAP measure)	$35.9	$40.5	$(4.6)	(11)	$86.3	$109.3	$(23.0)	(21)

Diluted earnings per common share from continuing operations as reported under U.S. GAAP	$0.28	$0.24	$0.04	16	$0.57	$0.70	$(0.13)	(19)
Impact of net charges included in continuing operations, net of tax	0.01	0.08	(0.07)	NM	0.12	0.18	(0.06)	(33)

Adjusted diluted earnings per common share from continuing operations (a non-GAAP measure)	$0.29	$0.32	$(0.03)	(9)	$0.69	$0.88	$(0.19)	(22)

CUSTOMER MANAGEMENT

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	%	2010	2009	Change	%
Revenues:
Communications	$268.1	$296.4	$(28.3)	(10)	$783.6	$891.2	$(107.6)	(12)
Technology	36.7	36.8	(0.1)	(0)	109.8	117.0	(7.2)	(6)
Financial services	58.2	71.9	(13.7)	(19)	181.6	223.6	(42.0)	(19)
Other	99.9	86.5	13.4	15	297.6	271.3	26.3	10

Total revenues	462.9	491.6	(28.7)	(6)	1,372.6	1,503.1	(130.5)	(9)
Cost of providing services and products sold	289.7	305.2	(15.5)	(5)	844.2	935.1	(90.9)	(10)
Selling, general and administrative	119.2	125.1	(5.9)	(5)	369.1	380.8	(11.7)	(3)
Research and development costs	4.2	5.5	(1.3)	(24)	14.4	16.9	(2.5)	(15)
Depreciation	16.6	16.8	(0.2)	(1)	50.8	50.5	0.3	1
Amortization	1.9	2.0	(0.1)	(5)	5.7	5.6	0.1	2
Restructuring charges	—	3.5	(3.5)	NM	15.3	3.5	11.8	NM

Total costs and expenses	431.6	458.1	(26.5)	(6)	1,299.5	1,392.4	(92.9)	(7)

Operating Income	31.3	33.5	(2.2)	(7)	73.1	110.7	(37.6)	(34)
Operating Margin	6.8%	6.8%			5.3%	7.4%

Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2009

Revenues

Customer Management revenues for the third quarter of 2010 were $462.9, a 6% decrease from the third quarter of 2009. The decrease in revenues was largely driven by our clients’ own volume declines. Additionally, revenue was impacted by offshore volume shifts, lower sales of technology and some client program completions. These revenue declines were partially offset by revenue increases with several other clients. Revenues from the communications vertical decreased 10% from the third quarter of 2009, primarily reflecting a reduction in spending by a few communications clients largely due to the decline in their volumes as well as a shift in our revenue mix for a few of our clients from North America to off-shore locations and lower sales of technology. Revenues from the financial services vertical decreased 19% from the third quarter of 2009, primarily reflecting project completions. Revenues from the technology vertical remained consistent year over year, reflecting a mix of lower volumes for certain clients offset by program expansions with other clients. Other revenues, which are comprised of clients outside of Customer Management’s three largest industries, increased 15% from the third quarter of 2009. This increase is primarily attributed to a short-term program that was completed by the end of the third quarter of 2010.

Costs and Expenses

Customer Management total costs and expenses of $431.6 decreased by 6% from third quarter 2009 costs of $458.1. Customer Management cost of providing services and products sold during the third quarter of 2010 decreased 5% to $289.7 from the third quarter of 2009. As a percentage of revenues, cost of providing services and products sold was 62.6%, compared to 62.1% in the prior year period. Selling, general and administrative expenses of $119.2 in the third quarter of 2010 decreased 5% as compared to $125.1 during the same period in 2009 reflecting general and administrative cost reduction actions previously taken, partially offset by incremental investment in sales and marketing efforts. As noted under the heading, “Restructuring Charges,” we recorded a restructuring charge of $3.5 during the third quarter of 2009 to reduce headcount and align resources to future needs.

Operating Income

As a result of the foregoing, Customer Management third quarter 2010 operating income and margin were $31.3 and 6.8%, respectively, compared to $33.5 and 6.8%, respectively, in the third quarter of 2009.

Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2009

Revenues

Customer Management revenues for the first nine months of 2010 were $1,372.6, a 9% decrease from the first nine months of 2009. The decrease in revenues was driven by our clients’ own volume declines, offshore volume shifts, lower sales of technology and some client program completions during the first nine months of 2010. These revenue declines were partially offset by revenue increases with a several other clients. Revenues from the communications vertical decreased 12% from the first nine months of 2009, primarily reflecting a reduction in spending by a few communications clients largely due to the decline in their volumes as well as a shift in our revenue mix for a few of our clients from North America to off-shore locations and lower technology sales. Revenues from the financial services vertical decreased 19% from the first nine months of 2009, primarily reflecting volume reductions and client program completions. Revenues from the technology vertical decreased 6% or $7.2 due primarily to volume reductions. Other revenues, which are comprised of clients outside of Customer Management’s three largest industries, increased 10% from the nine months ended September 30, 2009. This increase is primarily attributed to a short-term program that was completed by the third quarter of 2010 as well as other new clients, partially offset by a decrease in volume from several clients as a result of continued softness in the current economic environment.

Costs and Expenses

Customer Management total costs and expenses of $1,299.5 decreased by 7% from first nine months of 2009 costs of $1,392.4. Customer Management cost of providing services and products sold during the first nine months of 2010 decreased 10% to $844.2 from the first nine months of 2009. As a percentage of revenues, cost of providing services and products sold was 61.5%, down from 62.2% in the prior year period, due to off-shoring and effective live-agent workforce management. Selling, general and administrative expenses of $369.1 in the first nine months of 2010 decreased by 3% compared to $380.8 in the prior year period reflecting general and administrative cost reduction actions taken as a result of anticipated lower revenue, partially offset by incremental investment in sales and marketing efforts. As noted under the heading, “Restructuring Charges,” we recorded a restructuring charge of $15.3 during the second quarter of 2010 mostly related to the realignment of resources, including headcount and facilities, to expected revenues and a charge of $3.5 during the third quarter of 2009 to reduce headcount and align resources to future needs.

Operating Income

As a result of the foregoing, Customer Management first nine months of 2010 operating income and margin were $73.1 and 5.3%, respectively, compared to $110.7 and 7.4%, respectively, in the first nine months of 2009.

Non-GAAP Measures for the Three and Nine Months Ended September 30, 2010 versus Three and Nine Months Ended September 30, 2009

In order to assess the underlying operational performance of the continuing operations of the business, we provide non-GAAP measures in the table below that exclude restructuring charges of $15.3 incurred during the second quarter of 2010 to better align resources with future business growth.

We use operating income excluding restructuring charges to assess the underlying operational performance of the continuing operations of the business for the year and to have a basis to compare underlying operating results to prior and future periods. Adjustments for these charges are relevant in evaluating the overall performance of the business. Limitations associated with the use of these non-GAAP measures include that these measures do not include all of the amounts associated with our results as determined in accordance with GAAP. Management compensates for these limitations by using the non-GAAP measure, operating income excluding the charge, and the GAAP measure, operating income, in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond those described above.

Reconciliation of Customer Management GAAP Operating to non-GAAP Operating Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Income as reported under U.S. GAAP	$31.3	$33.5	$73.1	$110.7
Restructuring charges	—	3.5	15.3	3.5

Adjusted operating income (a non-GAAP measure)	$31.3	$37.0	$88.4	$114.2

Adjusted Operating Margin (a non-GAAP measure)	6.8%	7.5%	6.4%	7.6%

Excluding restructuring charges above and as a result of the foregoing, Customer Management third quarter 2010 operating income and margin were $31.3 and 6.8%, respectively, compared to $37.0 and 7.5%, respectively, in the third quarter of 2009. In addition, first nine months of 2010 operating income and margin were $88.4 and 6.4%, respectively, compared to $114.2 and 7.6%, respectively, in the first nine months of 2009.

INFORMATION MANAGEMENT

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	%	2010	2009	Change	%
Revenues:
Data processing	$15.5	$24.2	$(8.7)	(36)	$48.7	$93.4	$(44.7)	(48)
Professional and consulting	29.4	38.7	(9.3)	(24)	90.2	117.3	(27.1)	(23)
License and other	37.0	36.3	0.7	2	103.4	111.2	(7.8)	(7)

Total revenues	81.9	99.2	(17.3)	(17)	242.3	321.9	(79.6)	(25)
Cost of providing services and products sold	41.7	50.9	(9.2)	(18)	125.6	165.5	(39.9)	(24)
Selling, general and administrative	15.9	19.6	(3.7)	(19)	48.2	56.1	(7.9)	(14)
Research and development costs	8.9	13.2	(4.3)	(33)	27.8	41.3	(13.5)	(33)
Depreciation	3.5	5.7	(2.2)	(39)	11.1	17.7	(6.6)	(37)
Amortization	0.6	0.9	(0.3)	(33)	2.0	2.9	(0.9)	(31)
Restructuring charges	—	5.6	(5.6)	NM	—	5.6	(5.6)	NM

Total costs and expenses	70.6	95.9	(25.3)	(26)	214.7	289.1	(74.4)	(26)

Operating Income	11.3	3.3	8.0	NM	27.6	32.8	(5.2)	(16)
Operating Margin	13.8%	3.3%			11.4%	10.2%

Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2009

Revenues

Information Management revenues of $81.9 during the third quarter of 2010 were down 17% compared to the corresponding period last year due primarily to client migrations as well as program completions. Data processing revenues of $15.5 decreased 36% from the corresponding period last year reflecting North American client migrations. Compared to the prior year period, professional and consulting revenues of $29.4 decreased 24% from the corresponding period last year, reflecting a reduction in services resulting from client migrations and project completions partially offset by revenue from a new client. License and other revenues of $37.0 increased 2% from the corresponding period last year.

Revenues from AT&T were down approximately $9 in the third quarter of 2010 compared to the corresponding period last year. We expect revenues from AT&T to be down by approximately $38 for 2010, compared to 2009.

Costs and Expenses

Information Management total costs and expenses were $70.6, a 26% decline from the third quarter of 2009. Compared to the prior year, Information Management cost of providing services and products sold during the third quarter of 2010 decreased 18% to $41.7. As a percentage of revenues, cost of providing services and products sold was 50.9% in the third quarter of 2010, compared to 51.3% in the third quarter of 2009. Selling, general and administrative expenses of $15.9 in the third quarter of 2010 decreased from $19.6 compared to the prior year period due to cost reduction efforts across all general and administrative areas in line with revenue declines, partially offset by incremental investment in sales and marketing efforts. As a percentage of revenues, selling, general and administrative expenses were 19.4% in the third quarter of 2010, compared to 19.8% in the prior year period. The $4.3 decline in research and development is the result of continued focused strategic spending on enhancement of our business support system offerings and the shift of this investment to lower cost geographies. Compared to the third quarter of 2009, the $2.5 decrease in depreciation and amortization expense reflects a lower depreciable asset base during the current period.

Operating Income

As a result of the foregoing, Information Management operating income and operating margin during the third quarter of 2010 were $11.3 and 13.8%, respectively, compared with $3.3 and 3.3%, respectively, during the third quarter of 2009.

Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2009

Revenues

Information Management revenues of $242.3 during the first nine months of 2010 were down 25% compared to the corresponding period last year due primarily to client migrations as well as program completions. Data processing revenues of $48.7 decreased 48% from the corresponding period last year reflecting program completions and North American client migrations. Compared to the prior year period, professional and consulting revenues of $90.2 decreased 23% from the corresponding period last year, reflecting a reduction in services resulting from client migrations partially offset by revenue from a new client.

Revenues from AT&T and Sprint Nextel were down approximately $33, and $8, respectively in the first nine months of 2010 compared to the corresponding period last year. We expect revenues from AT&T and Sprint Nextel to be down by approximately $38 and $8, respectively, for 2010, compared to 2009.

Costs and Expenses

Information Management total costs and expenses were $214.7, a 26% decline from the first nine months of 2009. Compared to the prior year, Information Management cost of providing services and products sold during the first nine months of 2010 decreased 24% to $125.6. As a percentage of revenues, cost of providing services and products sold was 51.8% in the first nine months of 2010, compared to 51.4% in the first nine months of 2009. Selling, general and administrative expenses of $48.2 in the first nine months of 2010 decreased compared to $56.1 in the prior year period due to cost reduction efforts across all general and administrative areas, partially offset by incremental investment in sales and marketing efforts. As a percentage of revenues, selling, general and administrative expenses were 19.9% in the first nine months of 2010, compared to 17.4% in the prior year period, largely due to revenue declines. The $13.5 decline in research and development is the result of continued focused strategic spending on enhancement of our business support system offerings and the shift of this investment to lower cost geographies. Compared to the first nine months of 2009, the $7.5 decrease in depreciation and amortization expense reflects a lower depreciable asset base during the current period.

Operating Income

As a result of the foregoing, Information Management operating income and operating margin during the first nine months of 2010 were $27.6 and 11.4%, respectively, compared with $32.8 and 10.2%, respectively, during the first nine months of 2009.

RESTRUCTURING CHARGES

2010 Restructuring

During the second quarter of 2010, we initiated a restructuring plan. The total charge of $17.6 included $10.8 of severance-related charges and $6.8 of facility-related charges. The $10.8 of severance-related charges were comprised of $8.5 at Customer Management, largely to reduce headcount and align resources to business needs, and $2.3 at Corporate to further streamline operations due to the sale of the HR Management line of business. The severance charge of $10.8 will largely be paid in cash pursuant to our existing severance policy and employment agreements. These actions will affect approximately 700 professional employees and approximately 1,000 contact center agents worldwide and are expected to be mostly completed by the end of 2010. The facility-related charge of $6.8 relates to lease rent accruals for properties that have closed as the result of consolidating facilities and shifting capacity. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. We used estimates, based on consultation with our real estate advisors, to determine the proceeds from any future sublease agreements. We will continue to evaluate these estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to this facility closure in the future. At September 30, 2010, this facility-related restructuring reserve had an outstanding balance of $4.7, which will be paid during 2010 and 2011.

2010
Severance charge	$10.8
Facility charge	6.8
Retained liability of discontinued operations	0.2
Severance payments	(7.1)
Facility payments	(2.1)

Balance at September 30, 2010	$8.6

The restructuring actions taken will result in cost reductions in excess of $25 on an annualized basis. The impact of this benefit will be spread across our operating expenses, particularly within the selling, general and administrative expense and cost of providing services and products sold captions of our Consolidated Statements of Operations and Comprehensive Income (Loss). The unpaid severance-related liability of $3.9 at September 30, 2010 is expected to be substantially paid by the end of 2010. When completed, these actions are expected to result in cash savings in excess of $25 on an annualized basis. We do not believe that the impact on liquidity is material.

2009 Restructuring

As discussed more fully in the “Restructuring” section of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009, during 2009, we initiated restructuring plans of $43.3 to reduce headcount and align resources to future business needs. The severance actions are expected to be completed by the end of 2010. The $16.3 facility-related charge relates to lease rent accruals for properties that have closed as the result of consolidating facilities, consistent with the methodology discussed above. At September 30, 2010, this facility-related restructuring reserve had an outstanding balance of $12.2, which will be paid over several years until the leases expire.

Restructuring liability activity for the 2009 plan consisted of the following:

2010
Balance at January 1	$36.3
Severance charge	—
Facility charge	—
Severance payments	(16.2)
Facility payments, net of currency adjustments	(3.8)

Balance at September 30	$16.3

The restructuring actions taken will result in cost reductions in excess of $50 in 2010. The impact of this benefit will be spread across our operating expenses, particularly within the selling, general and administrative expense and cost of providing services and products sold captions of our Consolidated Statements of Operations and Comprehensive Income (Loss). The unpaid severance-related liability of $4.1 at September 30, 2010 is expected to be paid by the end of 2010. The restructuring actions are expected to have a positive impact on cash flows in 2010 of approximately $20 to $25 million, reflecting the impact of the reduction in cash outflows from cost savings partially offset by the remaining severance and a portion of facility restructuring reserves. We do not believe that the impact on liquidity is material.

CLIENT CONCENTRATION

During the first nine months of 2010, our three largest clients accounted for 37.5% of our revenues, compared to 38.4% in the same period of 2009. We serve AT&T, our largest client with 21.9% of revenues in the first nine months of 2010 as compared to 23.0% of revenue in the same period in prior year, under several Customer Management and Information Management contracts. We serve DirecTV and Comcast Corporation, our second and third largest clients, under Customer Management contracts. Volumes under certain of our long-term contracts are subject to variation based on, among other things, the spending by clients on outsourced customer support and subscriber levels.

BUSINESS OUTLOOK

For 2010, Convergys expectations for continuing operations are:

•	Customer Management revenue of $1.8 billion to $1.85 billion;

•	Information Management revenue to approximate $350;

•	Adjusted EBITDA to approximate $300;

•	Non-GAAP EPS from continuing operations of $0.95 to $1.05;

Not included in full year 2010 adjusted EBITDA and non-GAAP EPS from continuing operations are the $18 restructuring charge taken during the second quarter, the $9 cumulative HR Management-related impacts included in continuing operations incurred year to date, the $13 litigation reserve reduction discussed in the first quarter results, the $8 total CEO transition costs (including the $6 incurred during the first quarter) and expected pension settlements in the fourth quarter of $6 to $8.

Convergys will continue to take opportunities to streamline operations and execute improvement plans that likely will require additional cost actions in the fourth quarter of 2010, which are not included in this guidance.

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

Cash flow from operating activities generally provides us with a significant source of funding for our investing and financing activities. Cash flow from operating activities totaled $159.9 in the first nine months of 2010 compared to $221.3 in the same period last year. Cash flows provided by continuing operations for the first nine months of 2010 was $182.8 compared to $375.6 in the same period in the prior year. The decline in the current year largely was due to the decline in operating income combined with the timing of working capital requirements, partially offset by receipt of tax refunds of approximately $48. Cash flows used by discontinued operations for the first nine months of 2010 were $22.9 compared to $154.3 in the same period in the prior year. The improvement was primarily due to a decline in the net implementation spending in the current year compared to prior year, partially offset by cash payments of $28.2 for certain obligations of the HR Management business in connection with and at the time of the substantial completion of the sale of the business. Days sales outstanding at September 30, 2010 and December 31, 2009 was 59 days. This performance measure is computed as follows: receivables, net of allowances, divided by average daily revenue. Our net cash provided by operating activities for the first nine months of 2010 and 2009 included $30.7 and $29.6, respectively, of cash received from the Cellular Partnerships. As we have received distributions from the Partnerships in excess of our initial investment, cash flows are now classified as operating as they more appropriately represent return on investment rather than return of invested capital.

We received $22.4 from investing activities during the first nine months of 2010, including $74.2 from discontinued operations, compared to uses of $62.9, including $3.5 for discontinued operations, during the first nine months of 2009. The increase in amounts received from investing activities during the first nine months of 2010 was primarily due to $80.5 in cash received at close of the sale of the HR Management business. Cash used in investing activities of continuing operations includes capital expenditures of $48.5 and $56.3 for the nine months ended September 30, 2010 and 2009, respectively.

Cash flow used for financing activities was $359.3 during the first nine months of 2010 compared to $62.1, including $2.7 for discontinued operations, during the first nine months of 2009. During the first nine months of 2010, we repaid the entire $400.0 outstanding balance on our revolving credit facility. In addition, we borrowed $68.0 on our accounts receivable securitization facility, net of repayments.

We use free cash flow and adjusted free cash flow to assess the financial performance of the Company. We define free cash flow as cash flows from operating activities less capital expenditures. We further define adjusted free cash flow as free cash flow excluding the operating cash impact of the sale of the HR Management business and the CEO transition. A reconciliation of the GAAP measure, net cash provided by operating activities, to the non-GAAP measures free cash flow and adjusted free cash flow is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net cash provided by operating activities	$47.7	$18.7	$159.9	$221.3

Capital expenditures, net	(21.3)	(14.5)	(48.8)	(59.8)

Free cash flow (a non-GAAP measure)	26.4	4.2	111.1	161.5

Payments made to settle obligations of HR Management in connection with and upon substantial completion of the sale of the business	—	—	28.2	—
Payments made related to CEO transition	8.0	—	8.0	—

Adjusted free cash flow (a non-GAAP measure)	$34.4	$4.2	$147.3	$161.5

Free cash flows, as defined above, were $111.1 and $161.5 for the first nine months of 2010 and 2009, respectively. Free cash flow for the first nine months of 2010 includes cash payments of $28.2 made to settle obligations of the HR Management business in connection with and at the time of the substantial completion of the sale of that business as well as $8.0 of cash payments made related to the CEO transition. Excluding these payments, adjusted free cash flow for the first nine months of 2010 was $147.3. The decrease in adjusted free cash flow of $14.2 from the prior year was due to lower cash generated from operating activities during the first nine months of 2010 as a result of lower operating income and timing of working capital requirements, offset partially by the positive impact of the receipt of tax refunds of approximately $48 in 2010 and lower capital expenditures. We currently expect full year 2010 adjusted free cash flow as defined above to be in the range of $180 to $190, including approximately $35 cash from the Cellular Partnerships.

We believe that free cash flow and adjusted free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow and adjusted free cash flow facilitate management’s ability to strengthen the Company’s Balance Sheet, to repay the Company’s debt obligations and to repurchase the Company’s common shares. Limitations associated with the use of free cash flow and adjusted free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by utilizing both the non-GAAP measures, free cash flow and adjusted free cash flow, and the GAAP measure, cash flows from operating activities, in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond the purposes described above.

Year to date 2010 Adjusted EBITDA, defined as earnings from continuing operations before interest, taxes, depreciation and amortization, and excluding the HR Management related impacts, restructuring charges, CEO transition costs and the litigation reserve reduction (as described in the discussion of non-GAAP earnings above), was $213.7, compared with $253.4 in the prior year period. Adjusted EBITDA for the third quarter of 2010 was $75.8, compared with $83.7 in the prior year period.

A reconciliation of the GAAP measure, earnings from continuing operations, to the non-GAAP measures EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income from Continuing Operations, net of tax	$35.0	$30.2	$71.8	$87.7

Depreciation and Amortization	26.5	30.8	83.0	92.3
Interest expense	4.1	7.4	15.2	21.1
Income tax expense (benefit)	8.8	(1.6)	22.4	19.0

EBITDA (a non-GAAP measure)	74.4	66.8	192.4	220.1

Restructuring charges	—	9.1	17.6	9.1
CEO transition costs	1.4	—	7.6	—
HR Management related costs not qualifying as Discontinued Operations	—	7.8	9.1	24.2
Litigation reserve reduction	—	—	(13.0)	—

Adjusted EBITDA (a non-GAAP measure)	$75.8	$83.7	$213.7	$253.4

Management uses EBITDA and adjusted EBITDA to monitor and evaluate the performance of the business and believes the presentation of these measures will enhance investors’ ability to analyze trends in the business and evaluate the Company’s underlying performance relative to other companies in the industry. Adjusted EBITDA should not be considered in isolation or as a substitute for income from continuing operations, net of tax, or other income statement data prepared in accordance with GAAP and our presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. Management uses both the non-GAAP measure, adjusted EBITDA, and the GAAP measure, income from continuing operations, net of tax, in its evaluation of underlying performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above. This non-GAAP measure should be considered supplemental in nature and should not be construed as being more important than comparable GAAP measures.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

At September 30, 2010, total capitalization was $1,505.1, consisting of $191.6 of short-term and long-term debt and $1,313.5 of equity. This results in a total debt-to-total capital ratio of 12.7% at September 30, 2010, compared to 28.0% at December 31, 2009.

At September 30, 2010, we had not drawn any of the $400 available under our $400 Five-Year Competitive Advance and Revolving Credit Facility. The facility was fully drawn as of December 31, 2009. The maturity date of the Revolving Credit Facility Agreement is October 20, 2011. The Company’s credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios (as defined in the Credit Facility Agreement). Our interest coverage ratio, defined as the ratio of EBITDA to consolidated interest expense, cannot be less than 4.00 to 1.00 on a rolling four quarter basis. Our debt-to-EBITDA ratio cannot be greater than 3.25 to 1.0 for any measured period. We were in compliance with all covenants at September 30, 2010.

In December 2004, we issued $250.0 in 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009. During the first nine months of 2009, we retired approximately $58.2 of the outstanding debt. In the fourth quarter of 2009, we announced an exchange offer (Exchange Offer), under the terms of which the Company offered to exchange one-thousand twenty dollars in principal amount of its new 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) for each one-thousand dollars in principal amount of its 4.875% Senior Notes. We issued a total of $125.0 aggregate principal amount of the 2029 Convertible Debentures in exchange for $122.5 of the 4.875% Senior Notes. Following the settlement of the exchange, approximately $70.1 aggregate principal amount of the 4.875% Senior Notes remained outstanding that was fully paid in December 2009. The entire balance of the 2029 Convertible Debentures was outstanding as of September 30, 2010 and December 31, 2009.

We leased an office complex in Orlando, Florida, under an agreement that expired in June 2010 (the “Orlando lease”). The Orlando lease was historically accounted for as an operating lease. Pursuant to the terms of the lease, on October 8, 2009 we were required to provide notice to the Lessor of our intention to either purchase the property for $65.0 or arrange to have the office complex sold to a third party (the terms of the lease provided the Lessor with a residual value guarantee from us of up to $55.0). Although continuing to pursue a refinancing of the Orlando lease, on October 8, 2009 we effectively elected the purchase option under the required notification provision of the lease agreement.

The election to purchase is considered a contract modification requiring reassessment of the classification of the lease under applicable accounting principles. Because of our effective election of the purchase option in October 2009, the lease should have been classified as a capital lease instead of an operating lease at that time. The impact of the reclassification as a capital lease on previously issued financial statements is not material. As the change in accounting treatment did not involve additional cash outflows other than the payment related to the residual value guarantee referred to below, this did not impact capital expenditures or cash flows during 2010.

On June 30, 2010, we refinanced this lease arrangement. As part of the refinancing, we paid approximately $10 to reduce the principal under the prior facility related to the residual value guarantee provision referenced above, such amount having been previously accrued. The new facility provides for a new lease period of five years. Upon termination or expiration of the new lease facility, we are required to either purchase the property for $55.0 or arrange to have the office complex sold to a third party (the terms of the lease provide the Lessor with a residual value guarantee from us of up to $47.0). Total scheduled lease payments during the term are currently estimated to be approximately $10. At June 30, 2010, we recorded a capital lease obligation of $55.0 related to this facility.

During the second quarter of 2009, we entered into a $125.0 asset securitization facility collateralized by accounts receivables of certain of our subsidiaries, of which $50.0 was scheduled to expire in June 2010 and $75.0 expires in June 2012. The $50.0 that was scheduled to expire in June 2010 has been extended through June 2011. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary. The asset securitization facility does not qualify for sale treatment under the authoritative guidance for the accounting for transfers and servicing of financial assets and extinguishments of liabilities included in FAS Topic 860, “Transfers and Servicing,” in the ASC. Accordingly, the accounts receivable and related debt obligation will remain on our Consolidated Balance Sheet. At September 30, 2010, we had borrowings of $68.0 under this facility. At December 31, 2009, this facility was undrawn.

During the third quarter of 2010, we repurchased 2.4 million shares of our common stock for $24.9 pursuant to outstanding authorizations. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity. At September 30, 2010, the Company has the authority to repurchase an additional 4.6 million common shares.

At September 30, 2010, we had outstanding letters of credit of approximately $32 and other bond obligations of approximately $41 related to performance and payment guarantees, including $39 related to our former HR Management line of business. Upon completion of the sale of the HR Management business, we continue to be responsible for these bond obligations. As NorthgateArinso is an unrelated third party, we account for these performance bond obligations under the guidance of ASC 460-10 and recognized as part of the gain on disposition a liability equal to the present value of probability weighted cash flows of potential outcomes, a level 3 fair value measurement. Although NorthgateArinso is obligated to indemnify the Company for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, the Company maintains a liability of approximately $1. We believe that any guarantee obligation that may arise related to performance and payment guarantees of continuing operations will not be material. We also have purchase commitments with telecommunications providers of approximately $5 for the remainder of 2010. We currently believe that our ability to borrow is greater than our established credit facilities in place.

We believe that it is reasonably possible that the unrecognized tax benefits under ASC 720, “Income Taxes” of $93.2 will decrease between approximately $5 and $10 in the next twelve months based upon the resolution of audits; however, actual developments in this area could differ from those currently expected.

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

Interest Rate Risk

At September 30, 2010, we had $126.1 in outstanding variable rate borrowings and $65.5 in outstanding fixed rate borrowings. The carrying amount of our variable borrowings reflects fair value due to their short-term and variable interest rate features. Based upon our exposure to variable rate borrowings, a one percentage point change in the weighted average interest rate would change our annual interest expense by approximately $1.

We sometimes use interest rate swaps to hedge our interest rate exposure. These instruments are hedges of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding interest rate swaps covering interest rate exposure at September 30, 2010.

Foreign Currency Exchange Rate Risk

We serve many of our U.S.-based clients using contact center capacity in the Philippines, India and Canada. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR) or Canadian dollars (CAD), which represents a foreign exchange exposure. As of September 30, 2010, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward contracts with several financial institutions to acquire a total of PHP 20,758.9 at a fixed price of $438.1 through September 2013, INR 7,274.4 at a fixed price of $167.2 through September 2013 and CAD 29.4 at a fixed price of $27.1 through December 2011. The fair value of these derivative instruments as of September 30, 2010 is presented in Note 12 of the Notes to Consolidated Financial Statements. The potential loss in fair value at September 30, 2010 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $63. This loss would be mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of September 30, 2010, the fair value of these derivatives was immaterial to the Consolidated Balance Sheet.

Critical Accounting Policies and Estimates

See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report for the year ended December 31, 2009 on Form 10-K for a discussion of our critical accounting policies and estimates,. Although there have been no material changes to our critical accounting policies and estimates in 2010, the Company is in the process of completing its 2010 annual impairment analysis of recorded goodwill as further described in Note 15 of Notes to Condensed Consolidated Financial Statements, above.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with the Company’s General Counsel, Chief Accounting Officer and other key employees, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the quarter ended September 30, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

AT&T, our largest client, has completed migrating its subscribers from the legacy wireless billing system that we supported through a managed services agreement onto AT&T’s other wireless billing system. In addition, AT&T acquired several other Convergys clients, resulting in their migration to the other billing system. We anticipate the loss of revenue resulting from the AT&T related migrations to be approximately $38 in 2010 compared to our 2009 Information Management revenues. In September 2005, Sprint PCS, a large data processing outsourcing client, completed its acquisition of Nextel Communications. In 2006, Sprint Nextel informed us that it intended to consolidate its billing systems onto a competitor’s system. The migration began in 2006 and was fully completed during 2009. We expect revenue from Sprint Nextel to be down by approximately $8 for the full year 2010 compared to our 2009 Information Management revenues.

A large portion of our revenue is generated from a limited number of clients in the communications industry, and the loss of one or more of our clients, or weakness in the communications industry, could cause a reduction in our revenues and earnings.

Our three largest clients, as discussed under the section above titled “Client Concentration,” collectively represented 37.5% of our revenues for the nine months of 2010. Our relationship with AT&T is represented by separate contracts/work orders with Customer Management and Information Management. Our relationships with DirecTV and Comcast Corporation are represented by contracts under Customer Management. We do not believe that it is likely that our entire relationship with AT&T would terminate at one time; and, therefore, we are not substantially dependent on any particular contract/work order. However, the loss of all of the contracts/work orders with a particular client at the same time or the loss of one or more of the larger contracts/work orders with a client would adversely affect our total revenues if the revenues from such client were not replaced with revenues from that client or other clients. Our revenues and earnings would also be negatively impacted by general weakness or slowdown in the communications industry.

A large portion of our accounts receivable is payable by a limited number of clients and the inability of any of these clients to pay its accounts receivable could cause a reduction in our revenues and earnings.

Several significant clients account for a large percentage of our accounts receivable. As of September 30, 2010, our largest clients, AT&T, DirecTV and Comcast Corporation, collectively accounted for 31.7% of our accounts receivable. During the past five years, each of these clients has generally paid its accounts receivable on a timely basis, and write-downs that we have incurred in connection with such accounts receivable were consistent with write-downs that we incurred with other clients. We anticipate that several clients will continue to account for a large percentage of our accounts receivable. Although we currently do not expect payment issues with any of these clients, if any of them were unable or unwilling, for any reason, to pay our accounts receivable, our income would decrease. We have several important clients that are in industries, including automotive, that have been severely impacted by the current global economic slowdown. We also carry significant receivable balances with other clients whose declaration of bankruptcy could decrease our income. In addition, our income could be materially impacted by a number of small clients declaring bankruptcy in a short period of time.

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

Our liquidity is a function of our ability to successfully generate cash flows from a combination of operations and access to capital markets. As of September 30, 2010, total cash and cash equivalents was $154.7. We believe our liquidity (including operating and other cash flows from continuing operations that we expect to generate) will be sufficient to meet operating requirements and required debt repayments for the next twelve months; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access capital markets. As further described in the “Capital Resources” section of the Management Discussion and Analysis, our $400.0 revolving credit agreement contains certain restrictive covenants. At September 30, 2010, we were in compliance with all covenants in the agreements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the third quarter of 2010 or from September 30, 2010 through the date of filing of this report. We repurchased 2.4 million shares of our common stock for $24.9 during the third quarter of 2010 pursuant to outstanding authorizations. At September 30, 2010, the Company was authorized to repurchase up to 4.6 million additional common shares.

ITEM 6. EXHIBITS

(a)	Exhibits.

The following are filed as Exhibits to Part II of this Form 10-Q:

Exhibit Number

3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3.1 to Form 10-Q filed on May 5, 2009.

10.1	Offer Letter, dated November 8, 2010, between Convergys Corporation and Jeffrey Fox (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on November 8, 2010).

21	Subsidiaries of the Company.

31.1	Rule 13(a) - 14(a) Certification by Chief Executive Officer.

31.2	Rule 13(a) - 14(a) Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 8, 2010, formatted in XBRL: (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Convergys Corporation

Date: November 8, 2010	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer