Form 10-K
period 2010-12-31
CONVERGYS CORP
filed 2011-02-25
CIK 1062047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes           No   X

The aggregate market value of the voting shares held by non-affiliates of the registrant was $1,216,561,055, computed by reference to the closing sale price of the stock on the New York Stock Exchange on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

At January 31, 2011, there were 122,287,662 common shares outstanding, excluding amounts held in treasury of 62,135,363.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders to be held on April 27, 2011 are incorporated by reference into Part III of this report.

Convergys Corporation 2010 Annual Report  1

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

Important factors that may affect these projections or expectations include, but are not limited to: the behavior of financial markets including fluctuations in interest or exchange rates; continued volatility and deterioration of the capital markets; the impact of regulation and regulatory, investigative, and legal actions; strategic actions, including acquisitions and dispositions; future integration of acquired businesses; future financial performance of major industries which we serve; the loss of a significant client or significant business from a client; difficulties in completing a contract or implementing its provisions; and numerous other matters of national, regional, and global scale including those of the political, economic, business, and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. The “Risk Factors” set forth in Part I, Item 1A of this report could also cause actual results to differ materially from the forward-looking statements.

Part I

Item 1. Business

Overview

Convergys Corporation (the Company or Convergys) is a global leader in relationship management. We provide solutions that drive more value from the relationships our clients have with their customers. Convergys turns these everyday interactions into a source of profit and strategic advantage for our clients. Our unique combination of domain expertise, operational excellence and innovative technologies has delivered process improvement and actionable business insight to clients to enhance their relationships with customers.

The Company maintains an internet website at www.convergys.com. Information about the Company is available on the website, free of charge, including the annual report filed on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The Company’s website and the information contained therein are not considered as being incorporated into this Annual Report. You may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F Street NE, Washington, DC 20549. The public may obtain information about the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website of the SEC is www.sec.gov.

The Company has a Code of Business Conduct that applies to all employees as well as our Board of Directors; a Financial Code of Ethics that applies to our principal executive officer, principal financial and accounting officer and certain other management and senior employees; and Governance Principles for our Board of Directors.

2  Convergys Corporation 2010 Annual Report

The Code of Business Conduct, Financial Code of Ethics and Governance Principles, as well as the charters for the following committees of our Board of Directors; Audit Committee, Finance Committee, Compensation and Benefits Committee and the Governance and Nominating Committee, are posted on our website at www.convergys.com. The Company will post on our website any amendments to, or waivers of, the Code of Business Conduct and Financial Code of Ethics. Copies of these documents will be provided free of charge upon written request directed to Investor Relations, Convergys Corporation, 201 East Fourth Street, Cincinnati, Ohio 45202.

Business Segments

Prior to June 2010, we had three reportable segments, Customer Management, Information Management and Human Resources Management (HR Management). In March 2010, we signed a definitive agreement to sell the HR Management line of business to NorthgateArinso, the Human Resources division of Northgate Information Solutions Limited, for approximately $100, with $85 in cash at closing and $15 in cash over three years. The sale substantially closed on June 1, 2010, for which we received approximately $80 in cash as well as a zero coupon note in the principal amount of $15. The completion of the sale of certain foreign operations of the HR Management business completed during the third and fourth quarters of 2010, resulted in a receipt of an additional $5 in cash. Final settlement of working capital adjustments resulted in cash payments to NorthgateArinso of approximately $7 during the fourth quarter of 2010. As a result of the sale of the HR Management line of business, the operating results and assets and liabilities related to HR Management have been reflected as discontinued operations for all periods presented.

In connection with the sale of the HR Management line of business, we reorganized our reportable segments into two segments; Customer Management, which provides agent-assisted services as well as self-service and technology solutions, and Information Management, which provides business support system (BSS) solutions. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus. The Board of Directors continually monitors the Company’s business and, as appropriate, evaluates various strategies to enhance shareholder value, including by means of strategic transactions involving one or more of its businesses. Any such transactions could occur in the future and could be material, although there can be no assurance that such transactions will occur.

Pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the industry segment and geographic information included in Item 8, Note 16 of the Notes to Consolidated Financial Statements, is incorporated by reference in partial response to this Item 1.

Customer Management

Convergys Customer Management partners with clients to deliver solutions that turn the customer experience into a strategic differentiator. We combine skilled agents, analytics, and technology to provide a superior service experience for our clients’ customers. Our agent assisted, self-service and proactive care solutions are tailored to markets including communications, financial services, technology, retail, healthcare, and government.

Every day our center-based and work-at-home agents handle millions of customer service interactions such as account service, billing inquiries and technical support. We provide multilingual, multichannel customer care with a global service delivery infrastructure that operates 24 hours a day, 365 days a year. Our clients benefit from our worldwide workforce located in the U.S., Canada, Latin America, Europe, India, and the Philippines. Our solution set includes:

Customer Service

Customer Service Solutions include comprehensive care tailored to meet our clients’ specific business needs and designed to provide the end-user customer with an

Convergys Corporation 2010 Annual Report  3

Item 1. Business (continued)

optimal service experience. Our customer care agents typically handle inquiries on products, account service and billing, as well as dispute resolution.

Customer Retention

Customer Retention Solutions leverage analytics to optimize the level of customer satisfaction, build customer loyalty and address customer attrition. Our programs are designed to help our clients retain their customers and increase their lifetime value.

Sales

Sales Solutions focus on securing new customers and increasing revenue per contact using customized up-sell and cross-sell strategies for consumers. Our solutions help increase offer rates and maximize sales conversions rates. In addition, we offer Direct Response Solutions to address the customer support needs of direct response marketers.

Technical Support

Technical Support Solutions include tier-one, tier-two and tier-three advanced services. Either online or by phone, our services span from simple “how-to” inquiries from new users to sophisticated trouble-shooting and technical support with experience supporting hardware, software, and IT infrastructure questions.

Social Interaction

Social Interaction Solutions help clients leverage their customers’ social media communications and take customer engagement to a new level. With our framework, clients can attract and retain customers by using social media to complement traditional service channels.

Collections Management

Collections Management supports all stages from pre-treatment to post-charge-off. We bring skilled talent and analytics-based technology that focus on accounts with the highest potential return to maximize collections results.

Back Office

Back Office Solutions include email, chat and other non-voice customer support services. Examples include correspondence processing, account maintenance, data entry, billing changes, order provisioning, and dispute processing.

Business-to-Business

Business-to-Business Solutions include inside sales and account management, marketing campaigns, customer service and self-service programs. Focused on the needs of the business-to-business market, Convergys offers a way to expand the reach of our clients’ sales force by working with current customers, tapping new or under-served markets, or improving the effectiveness of channel partnerships.

Customer Experience Applied Analytics

Customer Experience Applied Analytics Solutions combine analytic tools, processes, and expertise to understand customers’ experiences and incorporate operational changes to drive revenue, reduce costs, and improve satisfaction. Our practice focuses on customer experience optimization, satisfaction, loyalty research, and program performance analytics.

Intelligent Interactions Technology

Intelligent Interaction Solutions support the customer interaction lifecycle, from proactive service to self-service to assisted service, and include technologies such as voice portals and speech automation, real-time decisioning, web-based service channels, identity verification, and enhanced analytics.

Our technology portfolio includes:

•

Intelligent Automation—Cost-effective, consistent customer interactions are enabled by centralized business policy management using Convergys’ Dynamic Decisioning Solution platform. This highly scalable solution captures events, evaluates policies, and executes actions based on these policies in real time. Customized applications address our client’s specific pain points, such as effectively managing customer credits.

•	Intelligent Self-Service—Customer self-service is most effective when it is personalized with dynamic

4  Convergys Corporation 2010 Annual Report

menus and intelligent prompting. Convergys’ Intelligent Voice Portal can be integrated with the Dynamic Decisioning Solution platform to use enterprise-wide customer information to create a highly personalized speech self-service experience.

•

Intelligent Notification—Proactive multichannel outbound notification services ensure that customers, subscribers, employees, and partners have the latest account and service information. Convergys’ flexible, extensible framework is capable of supporting multiple communications channels, including voice, text message and email, to deliver real-time notification via end users’ preferred channels.

•

Intelligent Assisted Service—On-demand Convergys eService Solution offers web self-service capabilities to address customers’ increasing desire to find answers online. When live agent assistance is required, this solution provides agent desktop tools such as email, chat and co-browse, which all share a self-learning knowledge base to promote a consistent customer experience. Incident management tracking allows agents to track previous service interactions across all interaction channels.

•	Professional Services—Our customer experience optimization experts design, deliver and support comprehensive end-to-end contact center solutions that cater to our clients’ unique business needs.

For flexibility, we offer our clients a wide range of delivery options, including on-demand, hosted, on-premises, or as a managed service model.

Information Management

Information Management provides convergent billing and business support system (BSS) solutions and services that help our clients configure and deploy mission-critical cost-effective technologies to better understand, sell to and serve their customers. These solutions, which comprise software, partner products, integration and business consulting services, draw on a strong telecommunication and cable heritage and operational expertise to enable service providers to meet their business goals.

The Information Management Smart Suite is organized into three functional areas: revenue management, product and order management, and customer care management.

Revenue Management Solutions

Smart Solutions for revenue management enable the creation of compelling service bundles to differentiate offers in the marketplace. Advanced real-time capabilities drive revenue generation from all customer segments, regardless of payment type. Our revenue management solutions and software applications include:

Rating and Billing Manager

Rating and Billing Manager is a highly scalable, reliable and fully convergent real-time charging, rating and billing management system. Network and event agnostic, Rating and Billing Manager support all existing and next-generation services across multiple vertical markets.

Collections Manager

Collections Manager is an automated, in-house collections system that enables service providers to be the sole owners of all collected revenue.

Active Mediation

Active Mediation seamlessly bridges many protocols and/or data formats to meet convergent mediation business requirements.

ICOMS

Convergys’ Integrated Communications Operations Management System (ICOMS) provides end-to-end billing and subscriber management specifically for the broadband convergent video, high-speed data and telephony markets.

Product and Order Management Solutions

With Smart Solutions for product and order management, service providers are better-placed to manage the increasing complexity of a growing and dynamic product and service portfolio. These solutions help clients quickly respond to new market demands by launching new

Convergys Corporation 2010 Annual Report  5

Item 1. Business (continued)

segment-specific offers in alignment with their own pre-defined business and service rules. Convergys’ product and order management solutions and software applications include:

Product Control Manager

Product Control Manager enables service providers to effectively manage products across all network and service domains, shorten time-to-market for new convergent offers and reduce the costs associated with managing a complex product portfolio.

Shopping and Ordering Solution

Convergys’ Shopping and Ordering Solution is designed specifically to help service providers to manage the growing complexities of the shopping and order capture process for convergent services.

Service Fulfillment Manager

Service Fulfillment Manager is a highly flexible solution that orchestrates and manages order-handling activities for all services.

Service Activation Manager

Service Activation Manager provides fast, reliable services activation. It is an adaptor platform that activates any service on any network, for any underlying technology.

Customer Care Management Solutions

Smart Solutions for customer care management enable service providers to deliver a superior customer experience. These solutions provide significant flexibility for service providers to offer products and services through any channel the customer chooses and to strike the optimal balance of CSR and self-service care to increase customer satisfaction, loyalty and profits. Convergys’ customer care management solutions and software applications include:

Convergys Smart Communications Suite powered by Microsoft

A result of the strategic relationship announced in February 2010 between Convergys and Microsoft, the Convergys Smart Communications Suite powered by Microsoft is a comprehensive business support system (BSS) that combines the Convergys proven Smart Suite applications with Microsoft’s leading technology and CRM capabilities. Built and optimized for the global communications and utilities markets, the solution supports true convergence regardless of service type, payment method, delivery network and/or sales model. The suite is delivered and supported directly by Convergys and our global network of preferred channel partners.

As part of the Smart Communications Suite, Convergys and Microsoft are jointly developing new applications including the Convergys Customer Relationship Manager (CRM). Built on two proven solutions, the Microsoft Dynamics CRM 2011 and the Convergys next-generation Shopping & Ordering, the Convergys CRM is a pre-integrated and pre-configured operational CRM that supports Marketing, Sales and Customer Service in a single CRM solution with a 360-degree view of the customer across all support/sales channel.

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

Field Service Manager

Field Service Manager enables service providers to predict service demand, then plan, schedule and execute service delivery to maximize value across their extended enterprise.

6  Convergys Corporation 2010 Annual Report

Dynamic Decisioning and Customer Intelligence Solution

Convergys’ unique Dynamic Decisioning and Customer Intelligence Solution enables service providers to drive more personalized customer interactions and empower CSRs with real-time decision-making tools and a policy engine.

Managed Billing Services

Convergys’ Managed Billing Services is a cost-efficient way of modernizing billing and customer care infrastructure to drive revenues and enrich customer experience. These services enable service operators to minimize capital expenditures, make IT operational costs more predictable, streamline system administration, and boost organizational productivity and effectiveness.

To match the different business requirements of operators Convergys offers three unique managed billing services:

1.	Hosted Managed Billing Services, where infrastructure is located at Convergys’ data centers and software and services are completely managed by Convergys employees 24 hours a day, seven days a week.
2.	Managed Billing Services/Client-hosted Operations, where the operator owns the infrastructure and Convergys provides complete operational support for all BSS applications.
3.	Build - Operate - Transfer (BOT) Service, where the solution is initially built and operated by Convergys, then when required, transferred to the operator.

Strategy

Our strategy is to enable our clients to gain more value from their relationships with their customers. We do this by providing clients comprehensive relationship management solutions. The value we create drives improved business performance and a sustainable competitive advantage for our clients. Key elements of our strategy include:

Deliver a Differentiated Value Proposition to Clients. As a global leader in relationship management, Convergys provides solutions that drive more value from the relationships our clients have with their customers. Convergys turns these everyday customer interactions into a source of profit and strategic advantage for our clients. Our differentiated customer management and revenue management solutions include a comprehensive suite of products and services. Our customer management solutions combine skilled agents staffed around the world, our deep expertise in analytics and customer management processes, and a global infrastructure of technology (i.e., speech, IVR, web, and e-mail) to enable intelligent handling of customer interactions. We offer a variety of delivery models for our customer management solutions including outsourced services (on-shore, off-shore or home agent) and hosted infrastructure (on-premises or off-premises). Our revenue management solutions address the critical revenue, product and order management, and customer care needs of clients in the communications and utilities industries. We serve a diverse and loyal client base, including many Fortune 50 and other large multinational enterprises, in a host of industries with concentration in the telecommunications, financial services, technology, retail, healthcare, and government verticals.

Invest in Our Business to Expand our Addressable Markets and Strengthen our Solutions: Our growth strategy is to continue to broaden and deepen our offer portfolio to provide our clients with comprehensive relationship management solutions. We will invest in the business as required (e.g., to acquire new capabilities, to expand into new global locations, and to employ new personnel with desired talent) to expand our addressable markets. We continue to identify and operate in attractive markets where we can effectively provide differentiated value and deliver superior returns. We intend to expand our capabilities, technology, partners, workforce and operations

Convergys Corporation 2010 Annual Report  7

Item 1. Business (continued)

globally to continually strengthen our ability to successfully serve and satisfy the demands of our multinational clients. We will invest in research and development to deliver unique and innovative solutions.

Expand Our Relationships with Existing Clients and Aggressively Grow Our Client Base. We focus on delivering good value to our clients to maintain and grow our base business and maximize our return on our sales, marketing and R&D investments. Our intent is to grow by cross-selling and expanding our solutions footprint within our client’s organization. Our client renewal rates are very high, reflecting a high degree of satisfaction and stability in our client base. We believe that the global market for relationship management solutions is large and underserved, and we intend to continue to aggressively pursue new client opportunities within this market, as well.

Sustain Our High-Performance Culture to Drive Business Results. We believe that people drive performance and we are committed to hiring and retaining the best performers worldwide and ensuring that they are committed to the success of our clients. Our competencies include our proven strength in recruiting, training, equipping, deploying and effectively managing very large groups of people with diverse skills on a global basis (people), expertise in operations and cost-effective service delivery (process), and design, development and delivery of innovative, scalable transaction and interaction applications (technology). We adhere to the principles of strategic HR, including emphasizing collaboration, goal alignment, pay for performance, continuous improvement and focus on accountability and results. We believe this approach drives superior execution, enabling us to consistently deliver significant value to our customers.

Clients

Both our Customer Management and Information Management segments derive significant revenues from AT&T Inc. (AT&T), our largest client. Revenues from AT&T were 21.4%, 23.1%, and 20.0% of our consolidated revenues for 2010, 2009, and 2008, respectively.

Customer Management

Our Customer Management segment principally focuses on developing long-term strategic outsourcing relationships with large companies in customer-intensive industries and governmental agencies. We focus on these types of clients because of the complexity of services required, the anticipated growth of their market segments and their increasing need for more cost-effective customer management services. In terms of Convergys’ revenues, our largest Customer Management clients during 2010 were AT&T, Citigroup, Comcast Corporation (Comcast), the DirecTV Group, Inc. (DirecTV) and The United States Postal Service.

Information Management

Our Information Management segment serves clients principally by providing and managing complex BSS services that address all segments of the communications industry. In terms of Convergys’ revenues, our largest Information Management clients during 2010 were AT&T, Cincinnati Bell, Inc., Cox Communications, Leap Wireless International, Inc. and Time Warner, Inc.

Operations

We operate over 65 contact centers averaging approximately 72,000 square feet per center, with approximately 42,000 production workstations with 24 hours a day, 365 days a year availability. Our contact centers are located in various parts of the world including the United States, the Philippines, India, Canada, the U.K., Costa Rica and Colombia. New contact centers are established to accommodate anticipated growth in business or in response to a specific customer need. We continue to add contact center capacity in the Philippines and Latin America to accommodate client needs.

Our contact centers employ a broad range of technology including digital switching, intelligent call routing and tracking, proprietary workforce management systems, case management tools, proprietary software systems, computer telephony integration, interactive voice response, advanced speech recognition, web-based tools and relational database management systems. This

8  Convergys Corporation 2010 Annual Report

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

Technology, Research and Development

We intend to continue to emphasize the design, development and deployment of scalable billing and customer management systems to increase our market share, both domestically and internationally. During 2010, 2009, and 2008, we spent $56.2, $74.2, and $54.9, respectively, for research and development to advance the functionality, flexibility and scalability of our products and services. The majority of this spending has been incurred in Information Management and reflects our commitment to further develop our solutions. To drive down costs, we are being more selective in our approach to research and development spending, focusing our efforts on only what we consider the highest impact areas for our clients. We are also better leveraging our off-shore resources. For our Customer Management segment, success depends, in part, on our advanced technology used in the delivery of services to clients. As a result, we continue to invest in the enhancement and development of our contact center technology.

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

We own 168 patents, 145 of which relate to Customer Management and 23 of which relate to Information Management. Patents protect our technology and business methods that we use both to manage our internal systems and processes effectively and give us competitive advantages in developing innovative technologies to provide customer management, and billing services to our clients. The first of these patents was issued in October 1992, while the most recent patent was granted in November 2010. These patents generally have a life of 17 years, although the life for some patents issued before June 8, 1995 can extend to approximately 20 years in certain instances. Additional applications for U.S. and foreign patents currently are pending.

Our name and logo and the names of our primary software products are protected by their historic use and by trademarks and service marks that are registered or pending in the U.S. Patent and Trademark Office and under the laws of more than 50 foreign countries.

Convergys Corporation 2010 Annual Report  9

Items 1. (continued) and 1A.

Employees

As of December 31, 2010, we employed approximately 70,000 people, approximately 65,000 of whom work for Customer Management, approximately 3,000 of whom work for Information Management, with the remainder working in various corporate functions.

Competition

The industries in which we operate are extremely competitive. Our competitors include: (i) other customer management companies, such as Accenture Ltd. (Accenture), APAC Customer Services Inc., IBM, SITEL Corp., Sykes Enterprises Inc., Teleperformance, TeleTech Holdings Inc., and West Corporation; and (ii) other BSS services companies such as Amdocs Ltd., Comverse Technology Inc., Oracle Corporation and CSG Systems International Inc. In addition, niche providers or new entrants could capture a segment of the market by developing new systems or services that could impact our market potential.

Interests in Cellular Partnerships

The Company owns a 33.8% limited partnership interest in the Cincinnati SMSA Limited Partnership, a provider of wireless communications in central and southwestern Ohio and northern Kentucky, and a 45.0% interest in the Cincinnati SMSA Tower Holdings LLC, an operator of cellular tower space (the Cellular Partnerships). We account for our interests in the Cellular Partnerships under the equity method of accounting. Refer to Note 2 and Note 5 of the Notes to Consolidated Financial Statements for more details related to these partnerships.

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

AT&T, our largest client, has completed migrating its subscribers from the legacy wireless billing system that we supported through a managed services agreement onto AT&T’s other wireless billing system. In addition, AT&T acquired several other Convergys clients, resulting in their migration to the other billing system. The loss of revenue resulting from the AT&T related migrations was approximately $38 in 2010 compared to our 2009 Information Management revenues. In September 2005, Sprint PCS, a large data processing outsourcing client, completed its acquisition of Nextel Communications. In 2006, Sprint Nextel informed us that it intended to consolidate its billing systems onto a competitor’s system. The migration began in 2006 and was fully completed during 2009. Revenues from Sprint Nextel were down approximately $8 for 2010 compared to the corresponding period last year.

A large portion of our revenue is generated from a limited number of clients in the communications industry, and the loss of one or more of our clients, or weakness in the communications industry, could cause a reduction in our revenues and earnings.

Our three largest clients, as discussed under the section above titled “Client Concentration,” collectively represented 37.6% of our revenues for 2010. Our relationship with AT&T is represented by separate contracts/work orders with Customer Management and Information Management. Our relationships with DirecTV and Comcast Corporation are represented by contracts with Customer Management. We do not believe that it is likely that our entire relationship with AT&T would terminate at one time; and, therefore, we are not substantially dependent on any particular contract/work order. However, the loss of all of the contracts/work orders with a particular client at the same time or the loss of one or more of the larger contracts/work orders with a client would adversely affect our total revenues if the revenues from such client were not replaced with revenues from that client or other clients. Our revenues and earnings would also be

10  Convergys Corporation 2010 Annual Report

negatively impacted by general weakness or slowdown in the communications industry.

A large portion of our accounts receivable is payable by a limited number of clients and the inability of any of these clients to pay its accounts receivable could cause a reduction in our revenues and earnings.

Several significant clients account for a large percentage of our accounts receivable. As of December 31, 2010, our largest clients, AT&T, DirecTV and Comcast Corporation, collectively accounted for 25.8% of our accounts receivable. During the past five years, each of these clients has generally paid its accounts receivable on a timely basis, and write-downs that we have incurred in connection with such accounts receivable were consistent with write-downs that we incurred with other clients. We anticipate that several clients will continue to account for a large percentage of our accounts receivable. Although we currently do not expect payment issues with any of these clients, if any of them were unable or unwilling, for any reason, to pay our accounts receivable, our income would decrease. We have several important clients that are in industries, including automotive, that have been severely impacted by the current global economic slowdown. We also carry significant receivable balances with other clients whose declaration of bankruptcy could decrease our income. In addition, our income could be materially impacted by a number of small clients declaring bankruptcy in a short period of time.

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

Convergys Corporation 2010 Annual Report  11

Item 1A. Risk Factors (continued)

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

12  Convergys Corporation 2010 Annual Report

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

Customer Management serves an increasing number of its U.S.-based clients using contact center capacity in the Philippines, India, Latin America and Canada. More than half of our approximately 65,000 contact center employees are located outside the United States. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by Customer Management to render services under these contracts is denominated in Philippine pesos, Indian rupees or Canadian dollars, which represents a foreign exchange exposure to the Company. We enter into forward exchange contracts and options to limit potential foreign currency exposure. As the U.S. dollar weakens the operating expenses of these contact centers, translated into U.S. dollars, increase. It is intended that the increase in operating expenses will be partially offset by gains realized through the settlement of the hedged instruments. As the derivative instruments that limit our potential foreign currency exposures are entered into over a period of several years, the overall impact to earnings will be determined by both the timing of the derivative instruments and the movement of the U.S. dollar. In addition to the impact on our operating expenses that support dollar-denominated Customer Management contracts, changes in foreign currency impact the results of our international business units that are located outside of North America.

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

Convergys Corporation 2010 Annual Report  13

Item 1A. Risk Factors (continued)

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

Natural events, war and terrorist attacks or other civil disturbances could lead to economic weakness and could disrupt our operations resulting in a decrease of our revenues and earnings.

In the recent past, natural events, war and terrorist attacks have caused uncertainty in the global financial markets and economy. Additional natural events, attacks and wars could contribute to economic instability in the United States and disrupt our operations in the U.S. and abroad. Such disruptions could cause service interruptions or reduce the quality level of the services that we provide, resulting in a reduction of our revenues. These activities may also cause our clients to delay or defer decisions regarding their use of our services and, thus, delay receipt of additional revenues. In addition, natural events, war and terrorist attacks in other regions could disrupt our operations and/or create economic uncertainty with our clients, which could cause a reduction in revenues and earnings.

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

Our liquidity is a function of our ability to successfully generate cash flows from a combination of operations and access to capital markets. As of December 31, 2010, total cash and cash equivalents was $186.1. We believe our liquidity (including operating and other cash flows from operations that we expect to generate) will be sufficient to meet operating requirements and required debt repayments for the next twelve months; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations

14  Convergys Corporation 2010 Annual Report

and access capital markets. As further described in the “Capital Resources” section of the Management Discussion and Analysis, our $400.0 revolving credit agreement contains certain restrictive covenants. At December 31, 2010, we were in compliance with all covenants in the agreements.

Our results of operations could be adversely affected by litigation and other commitments and contingencies.

The Company faces risks arising from various unasserted and asserted litigation matters, including, but not limited to, commercial, securities law, tax and patent infringement claims. Unfavorable outcomes in pending litigation matters, or in future litigation, could negatively affect us. Aggressive plaintiffs’ counsel often file litigation on a wide variety of allegations, and even when the allegations are groundless, we may need to expend considerable funds and other resources to respond to such litigation.

In the ordinary course of business, we may make certain commitments, including representations, warranties and indemnities relating to current and past operations, including those related to acquired or divested businesses and issue guarantees of third party obligations.

The Company reviews its tax activities and evaluates uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit, which is the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. Significant judgment is required in determining our liability for uncertain tax positions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be significantly different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities. We believe that we make a reasonable effort to ensure accuracy in our judgments and estimates.

If we were required to make payments as a result of any of these matters, they could exceed the amounts accrued, thereby adversely affecting our results of operations, cash flows, financial condition, or business.

Reform of U.S. health care laws and regulations may adversely affect our financial performance.

In March 2010, the President signed into law The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (collectively referred to as the Health Insurance Reform Legislation). Certain provisions of this law became effective during 2010 and additional provisions of the Health Insurance Reform Legislation will become effective over the next several years. Further, regulations and interpretive guidance on some provisions of the Health Insurance Reform Legislation have been issued to date by the Department of Health and Human Services, the Department of Labor and the Treasury Department and we expect future regulations to be promulgated to implement additional provisions of the Health Insurance Reform Legislation. Therefore, there are many significant provisions of the Health Insurance Reform Legislation that will require additional guidance and clarification in the form of regulations and interpretations in order to fully understand its impact on our business. The Health Insurance Reform Legislation is likely to have an impact on the costs of the health care benefits we provide to our employees and retirees. The actual impact of the Health Insurance Reform Legislation cannot be determined at this time. As the Health Insurance Reform Legislation and its supporting regulations become effective, there may be costs to our business and an impact on employee retention that could have an adverse business impact.

Convergys Corporation 2010 Annual Report  15

Item 1A. Risk Factors (continued)

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

As described in Note 6 of the Notes to Consolidated Financial Statements, we test goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicates the carrying value of goodwill may no longer be recoverable. During 2010, the Company recorded a non-cash goodwill impairment charge of $166.5. There can be no assurances that we will not incur charges in the future, particularly in the event of a prolonged economic slowdown.

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

16  Convergys Corporation 2010 Annual Report

Items 1A. (continued), 1B., 2., 3. and 4.

Our business performance and growth plans may be negatively affected if we are unable to effectively manage changes in the application and use of technology.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 201 East Fourth Street, Cincinnati, Ohio 45202, and the telephone number at that address is (513) 723-7000. We own our corporate headquarters facility in Cincinnati, Ohio, which is used by the two segments, office facilities in Jacksonville, Florida and Dallas, Texas, which are used predominantly by Customer Management, and two call centers in Pueblo, Colorado and Ogden, Utah, which are used by Customer Management.

We lease space for offices, data centers and contact centers on commercially reasonable terms. Domestic facilities are located in Arizona, California, Colorado, Florida, Georgia, Idaho, Kansas, Kentucky, Louisiana, Missouri, Nebraska, New Mexico, North Carolina, Ohio, Oklahoma, Tennessee, Texas, Utah, Virginia and Wisconsin. International facilities are located in Australia, Brazil, Canada, China, Colombia, Costa Rica, Egypt, England, France, Germany, India, Indonesia, Israel, Netherlands, the Philippines, Scotland, Singapore, South Africa, Spain, Sri Lanka, Taiwan, Thailand, the United Arab Emirates and Vietnam. Customer Management uses the majority of these facilities. Upon the expiration or termination of any such leases, we believe we could obtain comparable office space.

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

Item 3. Legal Proceedings

The information required by Item 3 is included in Note 11 of the Notes to Consolidated Financial Statements of this Form 10-K.

Item 4. Submission of Matters to a Vote of the Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2010.

Convergys Corporation 2010 Annual Report  17

Executive Officers of the Registrant

The following information responds to the provisions of Part III, Item 10.

As of February 24, 2011, our Executive Officers were:

Name	Age	Title

Jeffrey H. Fox (a)	48	President and Chief Executive Officer

Earl C. Shanks	54	Chief Financial Officer

Julia A. Houston	40	Senior Vice President, General Counsel and Corporate Secretary

Andrea J. Ayers	47	President and Chief Operating Officer, Customer Management

James A. Goetz	53	Chief Information Officer and General Manager, Global Technology Solutions

Taylor C. Greenwald	43	Chief Accounting Officer, Vice President and Controller

Robert A. Lento	49	President, Information Management

(a)Member of the Board of Directors.

Officers are appointed annually, but are removable at the discretion of the Board of Directors.

JEFFREY H. FOX, President and Chief Executive Officer since February 9, 2010; Principal, The Circumference Group, LLC since 2009; Chief Executive Officer, The Circumference Group, LLC, 2009–2010; Chief Operating Officer, Alltel Corporation, 2007–2009; Group President - Shared Service, Alltel Corporation, 2003–2007.

EARL C. SHANKS, Chief Financial Officer since November 13, 2003.

JULIA A. HOUSTON, Senior Vice President, General Counsel and Corporate Secretary since February 15, 2011; Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary, Mirant Corporation, 2009 –2011; Senior Vice President, Deputy General Counsel and Corporate Secretary, Mirant Corporation, 2008–2009; Vice President, Assistant General Counsel and Corporate Secretary, Mirant Corporation, 2006–2008.

ANDREA J. AYERS, President and Chief Operating Officer, Customer Management since November 29, 2010; President, Customer Management since April 1, 2008; President, Relationship Technology Management, 2007–2008; President, Government and New Markets, 2005–2007.

JAMES A. GOETZ, Chief Information Officer and General Manager of Global Technology Services since August 1, 2008; Chief Information Officer, ServiceMaster Company, 2000–2007.

TAYLOR C. GREENWALD, Chief Accounting Officer since February 23, 2011; Vice President, Controller, 2010–2011; Vice President of Finance, Human Resources Management, 2008–2010; Director of Finance, 2006–2007; Director of Investor Relations, 2002–2005.

ROBERT A. LENTO, President, Information Management since January 1, 2009; President, Information Management, 2007–2008; President, Communications, Technology, Automotive Group, 2003–2007.

18  Convergys Corporation 2010 Annual Report

PART II

Item 5. Market for the Registrant’s Common Equity, Related

Stockholder Matters and Issuer Purchases of Equity Securities

Convergys Corporation’s shares of common stock, no par value, are listed on the New York Stock Exchange under the symbol “CVG.” As of January 31, 2011, there were 9,809 holders of record of the 122,287,662 common shares of Convergys, excluding amounts held in Treasury (184,423,025 outstanding common shares of Convergys, of which 62,135,363 were held in Treasury).

The high, low and closing prices of our common shares for each quarter in 2010 and 2009 are listed below:

Quarter	1st	2nd	3rd	4th

2010

High	$13.09	$13.78	$11.31	$13.50

Low	10.57	9.76	9.50	10.53

Close	12.26	9.81	10.45	13.17

2009

High	$9.05	$10.66	$11.51	$11.97

Low	5.49	7.91	8.26	9.35

Close	8.08	9.28	9.94	10.75

We have not paid any cash dividends on our common stock. Our Board of Directors re-evaluates this policy periodically. We repurchased 2.4 million shares of Convergys common stock for $24.9 during 2010. We did not repurchase any shares in 2009. At December 31, 2010, the Company has the authority to purchase an additional 4.6 million common shares. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity.

Convergys Corporation 2010 Annual Report  19

Item 5. Market for the Registrant’s Common Equity, Related

Stockholder Matters and Issuer Purchases of Equity Securities (continued)

Performance Graph

The following Performance Graph compares, for the period from December 31, 2005 through December 31, 2010, the percentage change of the cumulative total shareholder return on the Company’s shares of common stock with the cumulative total return of the S&P 500 Stock Index and the Peer Group Index, based on an initial investment of $100 on December 31, 2005, with dividends reinvested.

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10

Convergys Corp.	100.00	150.03	103.85	40.44	67.82	83.09

S&P 500®	100.00	115.80	122.16	76.96	97.33	111.99

Old Peer Group	100.00	134.97	127.30	60.01	154.70	202.40

New Peer Group	100.00	119.63	102.93	57.10	86.31	81.37

The Old Peer Group Index consists of Amdocs Limited, APAC Customer Services Inc, Comverse Technology Inc, CSG Systems International Inc, Intec Telecom Systems PLC, Sykes Enterprises Inc, Tata Consultancy Services Limited, Teleperformance, Teletech Holdings Inc and Wipro Limited.

The New Peer Group Index consists of Amdocs Limited, APAC Customer Services Inc, Comverse Technology Inc, CSG Systems International Inc, Sykes Enterprises Inc, Teleperformance and Teletech Holdings Inc. The change to the peer group is the result of the sale of the HR Management line of business in 2010 and acquisitions related to companies included in the Old Peer Group.

Copyright© 2010 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved.

20  Convergys Corporation 2010 Annual Report

Item 6. Selected Financial Data

(Amounts in Millions Except Per Share Amounts)	2010	2009	2008	2007	2006

Results of Operations

Revenues	$2,203.4	$2,421.0	$2,526.3	$2,589.1	$2,578.4

Costs and expenses (1) (2)	2,298.0	2,319.8	2,385.3	2,329.9	2,311.1

Operating (loss) income	(94.6)	101.2	141.0	259.2	267.3

Equity in earnings of Cellular Partnerships	47.2	41.0	35.7	14.3	11.8

Other income (expense), net	8.9	(17.2)	16.2	4.2	3.0

Interest expense	(19.5)	(28.9)	(22.5)	(16.8)	(22.7)

(Loss) income before income taxes	(58.0)	96.1	170.4	260.9	259.4

Income tax expense	16.7	11.6	23.9	78.5	81.0

(Loss) income from continuing operations	(74.7)	84.5	146.5	182.4	178.4

Income (loss) from discontinued operations (5)	21.5	(161.8)	(239.4)	(12.9)	(12.2)

Net (loss) income	$(53.2)	$(77.3)	$(92.9)	$169.5	$166.2

Basic Earnings (Loss) per share:

Continuing Operations	$(0.61)	$0.69	$1.19	$1.36	$1.29

Discontinued Operations	0.18	(1.32)	(1.94)	(0.10)	(0.09)

Net basic earnings (loss) per share	$(0.43)	$(0.63)	$(0.75)	$1.26	$1.20

Diluted Earnings (Loss) per share:

Continuing Operations	$(0.61)	$0.68	$1.16	$1.32	$1.26

Discontinued Operations	0.18	(1.30)	(1.90)	(0.09)	(0.09)

Net diluted earnings (loss) per share	$(0.43)	$(0.62)	$(0.74)	$1.23	$1.17

Weighted average common shares outstanding:

Basic	123.1	122.8	123.5	134.1	138.4

Diluted	123.1	124.9	125.8	137.7	141.7

Financial Position

Total assets	$2,125.3	$2,605.8	$2,841.4	$2,564.3	$2,540.3

Total debt and capital lease obligations	210.3	469.6	663.3	259.9	343.5

Shareholders’ equity	1,184.1	1,206.4	1,150.1	1,521.7	1,455.1

Other Data

Net cash flows from operating activities

Operating activities of continuing operations	$217.2	$384.0	$206.4	$230.7	$418.5

Operating activities of discontinued operations	(23.0)	(79.3)	25.1	(12.0)	(59.3)

	$194.2	$304.7	$231.5	$218.7	$359.2

Convergys Corporation 2010 Annual Report  21

Item 6. Selected Financial Data (continued)

(Amounts in Millions Except Per Share Amounts)	2010	2009	2008	2007	2006

Net cash flows used in investing

Investing activities of continuing operations	$(69.3)	$(74.5)	$(396.0)	$(66.5)	$(116.2)

Investing activities of discontinued operations	70.0	(3.5)	(8.3)	(17.1)	(17.1)

	$0.7	$(78.0)	$(404.3)	$(83.6)	$(133.3)

Net cash flows provided by (used in) financing

Financing activities of continuing operations	$(340.5)	$(132.3)	$289.8	$(250.7)	$(185.9)

Financing activities of discontinued operations	—	(2.7)	2.7	—	(0.1)

	$(340.5)	$(135.0)	$292.5	$(250.7)	$(186.0)

Free cash flow (3)	$127.9	$229.8	$139.4	$117.4	$262.7

EBITDA (4)	$250.0	249.3	313.9	393.5	410.3

(1)	Costs and expenses include restructuring charges of $36.7, $43.3, $23.9, $3.4, and $10.4 recorded during 2010, 2009, 2008, 2007, and 2006, respectively, and asset impairment charges of $181.1, $3.1, and $2.7 in 2010, 2009 and 2007, respectively.
(2)	Costs and expenses also include $9.1, $32.1, $26.5, $23.9, and $23.9 in 2010, 2009, 2008, 2007, and 2006, respectively, of certain costs previously allocated to the HR Management segment that do not qualify as discontinued operations and are reported as costs from continuing operations. The Company is taking actions to reduce these costs and is earning transition service revenue, resulting from services being provided to the buyer subsequent to completion of the sale, to offset these costs.
(3)	Free cash flow is not defined under accounting principles generally accepted in United States (U.S. GAAP) and is calculated as cash flows from operations less capital expenditures (net of proceeds from disposal). The Company uses free cash flow to assess the financial performance of the Company. Convergys’ Management believes that free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow facilitates Management’s ability to strengthen the Company’s balance sheet, to repay the Company’s debt obligations and to repurchase the Company’s common shares. Limitations associated with the use of free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Free cash flow includes $10 paid during the second quarter of 2010 in connection with the refinancing of the Orlando synthetic lease. Management compensates for these limitations by using both the non-GAAP measure, free cash flow, and the GAAP measure, cash from operating activities, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above. For more detail and a reconciliation of cash flows from operations to free cash flows, see the “Financial Condition, Liquidity and Capital Resources” section in Part 1, Item 7 of this report.
(4)	EBITDA is not defined under U.S. GAAP and is calculated as income from continuing operations plus tax expense, interest expense, depreciation and amortization (including asset impairments). The Company uses EBITDA to monitor and evaluate the performance of the business and believes the presentation of this measure will enhance the investors’ ability to analyze trends in the business and evaluate the Company’s underlying performance relative to other companies in the industry. EBITDA should not be considered in isolation or as a substitute for income from continuing operations, net of tax or other income statement data prepared in accordance with GAAP and our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies. Management uses the non-GAAP measure, EBITDA, and the GAAP measure, income from continuing operations, net of tax, in evaluation of its underlying performance. There are no material purposes for which we use the non-GAAP measure beyond the purposes described above. The non-GAAP measure should be considered supplemental in nature and should not be considered in isolation or be construed as being more important than comparable GAAP measures. For more detail and reconciliation of income from continuing operations, net of tax, to EBITDA, see the “Financial Condition, Liquidity and Capital Resources” section in Part 1, Item 7 of this report.
(5)	Discontinued operations includes the historical financial results of the HR Management line of business, excluding certain costs referred to in note 2, above, that did not meet the criteria for such presentation.

22  Convergys Corporation 2010 Annual Report

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Amounts in Millions Except Per Share Amounts)

Overview

Convergys Corporation (the Company or Convergys) is a global leader in relationship management. We provide solutions that drive value from the relationships our clients have with their customers. We turn these everyday interactions into a source of profit and strategic advantage for our clients. For over 25 years, our unique combination of domain expertise, operational excellence and innovative technologies has delivered process improvement and actionable business insight to clients to enhance their relationship with customers.

Prior to June 2010, we had three reportable segments, Customer Management, Information Management and Human Resources Management (HR Management). In March 2010, we signed a definitive agreement to sell the HR Management line of business to NorthgateArinso for approximately $100, with $85 in cash at closing and $15 in cash over three years. The sale substantially closed on June 1, 2010, for which we received approximately $80 in cash as well as a zero coupon note in the principal amount of $15. The sales of certain foreign operations of the HR Management business completed during the third and fourth quarters of 2010, resulted in a receipt of an additional $5 in cash. Final settlement of working capital adjustments resulted in cash payments to NorthgateArinso of approximately $7 during the fourth quarter of 2010. In connection with the sale of the HR Management line of business, we reorganized our reportable segments into two segments; Customer Management, which provides agent-assisted services, self-service, and intelligent technology care solutions, and Information Management, which provides business support system (BSS) solutions. See Note 16 for information about these segments.

As a result of the sale of the HR Management line of business, the operating results and assets and liabilities related to HR Management have been reflected as discontinued operations for all periods presented. Certain costs previously allocated to the HR Management segment that do not qualify for discontinued operations accounting treatment are now reported as costs from continuing operations within Corporate and Other. These costs previously allocated to HR Management that are now included in Corporate and Other within selling, general and administrative costs were $9.1, $32.1, and $26.5, respectively, for the years ending December 31, 2010, 2009, and 2008. Beginning June 1, 2010, we began earning transition services revenues for services provided to the buyer under agreements lasting from three to eighteen months. Through the end of 2010, we earned $24.0 in revenue under these transition services agreements subsequent to the close of the sale. These revenues are reflected in Corporate and Other and largely offset the related costs described above incurred subsequent to June 1, 2010. While the length of the transition services agreements vary depending upon the type of service provided, we have taken and continue to take actions to reduce these costs and our expectation is that we will eliminate the underling costs as the transition services are completed.

The total gain on the sale of HR Management amounted to $35.2 pretax and $5.6 after-tax at December 31, 2010. The sale of HR Management was a taxable transaction that resulted in $29.6 being recorded for the combined federal, state and foreign income tax obligation. The high effective tax rate on the transaction was largely due to substantially lower tax basis in goodwill as compared to book value.

Customer Management

Our Customer Management segment, which accounted for approximately 84% of our consolidated revenues in 2010, partners with clients to deliver customer care solutions that enhance the value of their customer relationships, turning the customer experience into a strategic differentiator. As an end-to-end single-source provider of self-service, agent-assisted and proactive care solutions, we combine consulting, innovative technology and agent-assisted services to optimize the customer experience and strengthen customer relationships. Whether contact center operations are on-premises, fully outsourced or blended, we customize our solutions to meet our clients’ needs.

Convergys Corporation 2010 Annual Report  23

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

(Amounts in Millions Except Per Share Amounts)

Agent-related revenues, which account for approximately 90% of Customer Management revenues for 2010, are typically recognized as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. Customer Management remaining revenues are derived from the sale of premise-based and hosted automated self-care and technology solutions. License, professional and consulting and maintenance and software support services revenues recognized from sale of these advanced speech recognition solutions are recognized pursuant to authoritative guidance for software revenue recognition.

As more fully described below, Customer Management revenue decreased 7% from the prior year to $1,839.3. Customer Management 2010 operating loss was $78.5 in 2010, compared to operating income and operating margin of $133.9 and 6.7%, respectively, in 2009. The operating loss was driven by an asset impairment charge of $181.1, of which $166.5 relates to goodwill in the Relationship Technology Management reporting unit and $14.6 relates to property, plant and equipment. Results for 2010 and 2009 also include restructuring charges of $22.6 and $7.9, respectively, primarily to adjust headcount to future revenue expectations and simplify operations.

Information Management

Our Information Management segment serves clients principally by providing and managing complex business support system (BSS) solutions.

In 2010, Information Management accounted for 15% of our consolidated revenues. License and related support and maintenance fees, which accounted for 42% of Information Management revenues for 2010, are earned under perpetual and term license arrangements. Professional and consulting services for installation, implementation, customization, migration, training and managed services accounted for 39% and data processing services accounted for 19% of Information Management revenues in 2010. As more fully described below under the heading “Information Management,” during 2010, Information Management revenue was $340.1, a 22% decline compared to last year largely due to the impact of client migrations and program completions. Information Management operating income and operating margin for 2010 were $33.2 and 9.8%, respectively, compared with $21.9 and 5.0%, respectively, in the prior year period. Operating income includes restructuring and asset impairment charges of $8.0 in 2010 and $33.5 in 2009.

Information Management continues to face competition as well as consolidation within the communications industry. AT&T, our largest client, has completed migration of its subscribers from the legacy wireless billing system that we supported through a managed services agreement onto AT&T’s other wireless billing system. In addition, AT&T acquired several other Convergys clients that also migrated to this other billing system. The loss of revenue resulting from the AT&T related migrations was approximately $38 in 2010 compared to our 2009 Information Management revenues.

Sprint PCS, a large data processing outsourcing client, substantially completed migration of its billing systems onto a competitor’s system by the end of 2009. Revenues from Sprint Nextel were down approximately $8 in 2010 compared to the prior year.

The impact of future known project completions is reflected in our 2011 guidance detailed in the “Business Outlook” section.

24  Convergys Corporation 2010 Annual Report

Results of Operations

Consolidated Results

	2010	2009	% Change 10 vs. 09	2008	% Change 09 vs. 08

Revenues	$2,203.4	$2,421.0	(9)	$2,526.3	(4)

Costs and Expenses:

Cost of providing services and products sold (1)	1,340.9	1,461.6	(8)	1,623.8	(10)

Selling, general and administrative expenses	575.7	616.4	(7)	561.7	10

Research and development costs	56.2	74.2	(24)	54.9	35

Depreciation	97.3	110.3	(12)	109.7	1

Amortization	10.1	10.9	(7)	11.3	(4)

Restructuring charges	36.7	43.3	(15)	23.9	81

Asset impairment	181.1	3.1	—	—	NM

Total costs and expenses	2,298.0	2,319.8	(1)	2,385.3	(3)

Operating (loss) income	(94.6)	101.2	NM	141.0	(28)

Equity in earnings of Cellular Partnerships	47.2	41.0	15	35.7	15

Other income (expense), net	8.9	(17.2)	NM	16.2	NM

Interest expense	(19.5)	(28.9)	(33)	(22.5)	28

(Loss) income before income taxes	(58.0)	96.1	NM	170.4	(44)

Income tax expense	16.7	11.6	44	23.9	(51)

(Loss) income from continuing operations, net of tax	(74.7)	84.5	NM	146.5	(42)

Income (loss) from discontinued operations, net of tax expense (benefit) of $39.0, ($51.9) and ($94.9)	21.5	(161.8)	NM	(239.4)	(32)

Net (Loss) Income	$(53.2)	$(77.3)	(31)	$(92.9)	(17)

Diluted (Loss) Earnings Per Common Share:

Continuing Operations	$(0.61)	$0.68	NM	$1.16	(42)

Discontinued Operations	0.18	(1.30)	NM	(1.90)	(32)

Net Diluted (Loss) Earnings Per Common Share	$(0.43)	$(0.62)	(30)	$(0.74)	(16)

(1)	Exclusive of depreciation and amortization, with the exception of amortization of deferred charges.

2010 vs. 2009

Consolidated revenues for 2010 were $2,203.4, down 9% compared to $2,421.0 in 2009, reflecting revenue decreases from both Customer Management and Information Management. Operating loss for 2010 was $94.6 compared to operating income of $101.2 in the prior year. As described more fully under the “Customer Management” section, the operating results for 2010 include the impact of $181.1 asset impairment charges, consisting of $166.5 goodwill impairment and $14.6 property, plant and equipment impairment. Operating results for 2009 include the impact of a $3.1 asset impairment in Information Management. Operating results for 2010 and 2009 also include restructuring charges of $36.7 and $43.3, respectively and $6.4 of net post-employment benefit plan charges in 2010. Operating results for 2010 also include the impact of the change in our President and Chief Executive Officer in February 2010, which resulted in additional selling, general and administrative costs of $7.6.

On June 1, 2010, we completed the sale of our HR Management line of business to NorthgateArinso. As a result of the sale, the operating results and assets and liabilities related to HR Management have been reflected as discontinued operations for all periods presented. See Note 3 of the Notes to Consolidated Financial Statements for additional disclosures related to this sale. For periods prior to completion of the sale, including 2010 through June 1, certain costs that had previously been allocated to the HR Management segment did not meet accounting criteria for presentation as discontinued operations and are included in continuing operations. These costs were $9.1 in 2010 compared to $32.1 in 2009 and are reflected in Corporate and Other as selling, general and administrative expenses. Beginning June 1, 2010, we began earning transition services revenues for services provided to the buyer under agreements lasting from three to eighteen months. During 2010, we earned $24.0 in revenue under these transition services agreements. These revenues are reflected in Corporate and Other and largely offset the related costs described above incurred

Convergys Corporation 2010 Annual Report  25

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

(Amounts in Millions Except Per Share Amounts)

subsequent to June 1, 2010. While the length of the transition services agreements vary depending upon the type of service provided, we have taken and continue to take actions to reduce these costs and our expectation is that we will eliminate the underlying costs as the transition services complete.

As a percentage of revenues, the cost of providing services and products sold was 60.9% compared to 60.4% in the prior year. A decrease in the cost of providing services and products sold as a percentage of revenues at Customer Management was offset by an increase at Information Management. Selling, general and administrative expenses of $575.7 decreased 7% from the prior year primarily due to the impact of restructuring actions previously taken, partially offset by pension settlement charges, transition costs associated with the change in our CEO and incremental investment by our Customer Management and Information Management segments in sales and marketing efforts. The net pension and other post-employment benefit charges were $6.4, consisting of a settlement charge of $6.8 and a Supplemental Executive Retirement Plan (SERP) curtailment benefit of $0.4. As a percentage of revenue, selling, general and administrative costs increased from 25.5% in 2009 to 26.1% in 2010, as a result of lower revenue. The 24% decrease in research and development costs primarily reflects more focused strategic spending on enhancement of our business support system offerings and the shift of this investment to lower cost geographies. Compared to 2009, the $13.0 decrease in depreciation expense reflects the impact of lower capital expenditures in preceding periods. As noted under the “Restructuring Charges” heading, we recorded a restructuring charge of $36.7 during 2010 to realign resources, including headcount and facilities, to expected revenues, further simplify operations and due to the separation of the HR Management business. A restructuring charge of $43.3 was recorded during 2009 to align resources to future business needs and to shift the geographic mix of certain resources.

The Company owns a 33.8% limited partnership interest in the Cincinnati SMSA Limited Partnership, a provider of wireless communications in central and southwestern Ohio and northern Kentucky, and a 45.0% interest in the Cincinnati SMSA Tower Holdings LLC, an operator of cellular tower space (the Cellular Partnerships). We account for our interests in the Cellular Partnerships under the equity method of accounting. In 2010, we recorded equity income in the Cellular Partnerships of $47.2 compared to $41.0 recorded in 2009. EBITDA, defined as net income before interest, income taxes, depreciation and amortization, for the Cellular Partnerships was $158.9 and $162.3 in 2010 and 2009, respectively, of which our share was $53.8 and $55.0, respectively.

The improvement in other income (expense) in 2010 primarily relates to a $14.9 benefit from a reduction in non-operating accruals and lower foreign exchange transaction losses. The foreign exchange transaction gains and losses arise from transactions denominated in a currency other than the functional currency. As discussed in further detail in the section titled “Market Risk,” we periodically enter into forward exchange contracts to protect the Company against these foreign currency exposures. The gains and losses from these forward exchange contracts are reported within other income (expense), net. Interest expense decreased to $19.5 from $28.9 in the prior year reflecting a lower level of debt outstanding during the course of the year. For 2010, we recognized income tax expense of $16.7 on a net loss of from continuing operations $58.0. The net expense was largely driven by impairment of assets with a significantly lower tax basis than book basis, resulting in taxable income for the year. See Note 14 of the Notes to Consolidated Financial Statements for further discussion related to effective tax rates.

As a result of the factors above, the 2010 net loss from continuing operations and diluted loss per share from continuing operations were $74.7 and $0.61, respectively, compared with net income from continuing operations and

26  Convergys Corporation 2010 Annual Report

diluted earnings per share from continuing operations of $84.5 and $0.68, in the prior year.

The results from discontinued operations include the operating results of the HR Management business that were discontinued as a result of the sale of the business. Discontinued operations include revenues of $107.2 and $406.2 in 2010 and 2009, respectively. The $21.5 income from discontinued operations, net of tax, recognized during 2010 reflects income, net of tax, of $15.9 from operating activities of the business prior to completion of the sale as well as a $5.6 gain, net of $29.6 tax, on the sale of the HR Management business. As a result of the foregoing, the income from discontinued operations, net of tax and the earnings from discontinued operations per diluted share for 2010 was $21.5 and $0.18, respectively, compared to loss from discontinued operations, net of tax, and the loss from discontinued operations per diluted share of $161.8 and $1.30 in 2009.

Total 2010 net loss and loss per diluted share were $53.2 and $0.43, respectively, compared with net loss and loss per diluted share of $77.3 and $0.62, respectively in the prior year.

2009 vs. 2008

Consolidated revenues for 2009 were $2,421.0, down 4% compared to $2,526.3 in the prior year. Growth in revenues from Customer Management partially offset the revenue declines at Information Management. Customer Management revenues for 2009 and 2008 include $166.3 and $63.3, respectively, from the Intervoice acquisition. On September 3, 2008, we acquired 100 percent of the outstanding common shares of Intervoice, Inc., a developer of automated voice response systems, for cash of $338.8. Intervoice delivers personalized, multi-channel automated information solutions that connect people with information, empowering them to control the way they interact with a business. The operating results of Intervoice have been included within the Customer Management segment from the date of the acquisition. Operating income for 2009 was $101.2 compared to operating income of $141.0 in the prior year. Operating results for 2009 and 2008 include restructuring charges of $43.3 and $23.9, respectively, to streamline operations across the businesses.

As a percentage of revenues, the cost of providing services and products sold was 60.4%, compared to 64.3% in the prior year, with reductions in this percentage within both Customer Management and Information Management. Selling, general and administrative expenses of $616.4 increased 10% compared to the prior year. The increase was due to higher selling, general and administrative expenses at Customer Management, reflecting higher sales and marketing costs to service the expanded client base and extensive global channel partnerships obtained through the Intervoice acquisition. As a percentage of revenues, selling, general and administrative expenses were 25.5% compared to 22.2% in the prior year. The 35% increase in research and development costs largely reflects our investments in the automated self-care and technology solutions related to the acquired Intervoice platforms.

As discussed more fully under the heading “Restructuring Charges,” we recorded restructuring charges of $43.3 in 2009 versus $23.9 in 2008, largely to streamline operations across the business. In 2009, we recorded equity income in the Cellular Partnerships of $41.0 compared to $35.7 recorded in 2008. Cellular Partnership EBITDA was $162.3 in 2009 compared to $136.4 in 2008, of which our share was $55.0 and $46.2, respectively. Interest expense of $28.9 increased from $22.5 in the prior year reflecting a higher level of debt outstanding during the course of the year. The $17.2 other expense, net, was due to higher foreign exchange transaction losses and a $2.3 loss on extinguishment of debt. The prior year other income of $16.2 was the result of foreign exchange transaction gains and a $6.0 gain from the termination of treasury lock derivative instruments. Our effective tax rate for continuing operations was 12.1% for 2009 compared to an effective tax rate of 14.0% in the prior year. The lower tax rate for 2009 was due primarily to adjustments to income tax reserves and the geographic mix of world-wide income.

Convergys Corporation 2010 Annual Report  27

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

(Amounts in Millions Except Per Share Amounts)

As a result of the factors above, the 2009 net income from continuing operations and diluted earnings per share from continuing operations was $84.5 and $0.68, respectively, compared to net income from continuing operations and diluted earnings per share of $146.5 and $1.16, respectively, in the prior year.

The results from discontinued operations include the operating results of the HR Management business that were discontinued as a result of the sale of the business. The 2009 loss from discontinued operations, net of tax, and diluted loss per share from discontinued operations was $161.8 and $1.30, respectively, compared to net loss from discontinued operations and diluted loss per share from discontinued operations of $239.4 and $1.90, respectively, in the prior year. Losses from discontinued operations included implementation-related, impairment and contract settlement charges of $366.1 in 2009 compared to $334.0 in 2008. The 2009 charges were partially offset by accelerated recognition of $122.3 of previously received and deferred implementation revenue related to two large HR Management contracts.

As a result of the factors described above for continuing and discontinued operations, the 2009 net loss and diluted loss per share was $77.3 and $0.62, respectively, compared to net loss and diluted loss per share of $92.9 and $0.74, respectively, in the prior year.

Non-GAAP Measures for 2010, 2009 and 2008

In order to assess the underlying operational performance of the continuing operations of the business, we provide non-GAAP measures in the table below that exclude the following: 1) certain costs previously allocated to the HR Management business that are now included in continuing operations as discussed above and in more detail in Note 3 of the Notes to Consolidated Financial Statements; these costs were $9.1 in 2010 compared with $32.1 in 2009 and $26.5 in 2008; 2) a reduction of non-operating accruals by $14.9 during 2010, which is reported within other income (expense); 3) restructuring charges of $36.7 in 2010 compared with $43.3 in 2009 and $23.9 in 2008; 4) severance and other transition costs associated with the change in the CEO of the Company in February 2010, which resulted in a negative impact to 2010 results from continuing operations of $7.6; 5) net pension and other post employment benefit charges of $6.4, consisting of a pension settlement charge of $6.8 and a SERP curtailment benefit of $0.4 in 2010, and; 6) asset impairment charges of $181.1 in 2010 compared with $3.1 in 2009.

We use operating income, income from continuing operations, net of tax and earnings per share data excluding the above items to assess the underlying operational performance of the continuing operations of the business for the year and to have a basis to compare underlying results to prior and future periods. Adjustments for these charges are relevant in evaluating the overall performance of the business. Limitations associated with the use of these non-GAAP measures include that these measures do not include all of the amounts associated with our results as determined in accordance with GAAP. Management compensates for these limitations by using the non-GAAP measures, operating income, income from continuing operations, net of tax and diluted earnings per share excluding these charges, and the GAAP measures, operating income, income from continuing operations, net of tax and diluted earnings per share, in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond those described above.

Net charges on a per share basis include an adjustment to Diluted EPS utilizing diluted shares outstanding of 125.5 for December 31, 2010. Given that the Company recorded a loss from continuing operations under U.S. GAAP, shares outstanding utilized to calculate Diluted EPS from continuing operations are equivalent to basic shares outstanding. Shares outstanding utilized to calculate Adjusted Diluted EPS from continuing operations reflect the number of diluted shares the Company would have reported if reporting net income from continuing operations under U.S. GAAP.

28  Convergys Corporation 2010 Annual Report

Reconciliation of GAAP EPS from Continuing Operations to non-GAAP EPS from Continuing Operations

	2010	2009	% Change 10 vs. 09	2008	% Change 09 vs. 08

Operating (loss) income as reported under U.S. GAAP	$(94.6)	$101.2	NM	$141.0	(28)

Restructuring charges	36.7	43.3	(15)	23.9	81

Net pension and OPEB charges	6.4	—	NM	—	NM

CEO transition costs	7.6	—	NM	—	NM

Asset Impairment	181.1	3.1	NM	—	NM

HR Management costs not qualifying as discontinued operations	9.1	32.1	(72)	26.5	21

Total Charges	240.9	78.5	NM	50.4	56

Adjusted Operating Income (a non-GAAP measure)	$146.3	$179.7	(19)	$191.4	(6)

(Loss) income from continuing operations, net of tax, as reported under U.S. GAAP	$(74.7)	$84.5	NM	$146.5	(42)

Total charges of $240.9, $78.5 and $50.4 for December 31, 2010, 2009 and 2008, from above, net of tax	209.2	51.6	NM	32.8	58

Non-operating reserve reduction of $14.9, net of tax	(9.3)	—	NM	—	NM

Adjusted income from continuing operations, net of tax (a non-GAAP measure)	$125.1	$136.1	(8)	$179.3	(24)

Diluted (loss) earnings per common share from continuing operations as reported under U.S. GAAP	$(0.61)	$0.68	NM	$1.16	(42)

Impact of net charges included in continuing operations, net of tax	1.61	0.41	NM	0.26	59

Adjusted diluted earnings per common share from continuing operations (a non-GAAP measure)	$1.00	$1.09	(9)	$1.42	(24)

Excluding the charges discussed above and as a result of the foregoing, 2010 adjusted operating income was $146.3, compared to $179.7 and $191.4 in 2009 and 2008, respectively. Additionally, adjusted income from continuing operations, net of tax and adjusted diluted earnings per share from continuing operations excluding these charges were $125.1 and $1.00, respectively, in 2010, compared to $136.1 and $1.09, respectively, in 2009 and $179.3 and $1.42, respectively, in 2008.

Customer Management

	2010	2009	% Change 10 vs. 09	2008	% Change 09 vs. 08

Revenues:

Communications	$1,053.8	$1,176.0	(10)	$1,140.2	3

Technology	147.5	153.9	(4)	159.5	(4)

Financial services	241.5	288.1	(16)	250.8	15

Other	396.5	368.7	8	404.3	(9)

Total revenues	1,839.3	1,986.7	(7)	1,954.8	2

Costs and Expenses:

Cost of providing services and products sold	1,142.1	1,240.7	(8)	1,319.4	(6)

Selling, general and administrative expenses	480.6	507.8	(5)	454.7	12

Research and development costs	18.0	22.2	(19)	8.4	NM

Depreciation	65.7	66.9	(2)	61.4	9

Amortization	7.7	7.3	5	4.3	70

Restructuring charges	22.6	7.9	NM	14.0	(44)

Asset Impairments	181.1	0.0	NM	0.0	NM

Total costs and expenses	1,917.8	1,852.8	4	1,862.2	(1)

Operating (Loss) Income	$(78.5)	$133.9	NM	$92.6	45

Operating Margin	NM	6.7%		4.7%

2010 vs. 2009

Revenues

Customer Management revenues for 2010 were $1,839.3, a 7% decrease from 2009. The decrease in revenues was largely driven by our clients’ own volume declines, offshore volume shifts, lower sales of technology solutions and some client program completions in 2010. These revenue declines were partially offset by revenue increases with several other clients. Revenues from the communications vertical decreased 10% from 2009, primarily

Convergys Corporation 2010 Annual Report  29

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

(Amounts in Millions Except Per Share Amounts)

reflecting a reduction in spending by a few communications clients largely due to the decline in their volumes as well as off-shore volume shifts and lower sales of technology solutions. Revenues from the financial services vertical decreased 16% from 2009, primarily due to client program completions and volume reductions. Revenues from the technology vertical decreased 4% primarily due to volume reductions. Other revenues, which are comprised of clients outside of Customer Management’s three largest industries, increased 8% from 2009. This increase is primarily attributed to a short-term program that was completed by the end of the third quarter of 2010 as well as other new clients, partially offset by a decrease in volume from several clients as a result of continued volume softness.

Costs and Expenses

Customer Management total costs and expenses were $1,917.8, a 4% increase from the prior year. Costs include $181.1 of non-cash impairment charges in the Relationship Technology Management reporting unit, consisting of $166.5 for the impairment of goodwill and $14.6 for the impairment of certain property, plant and equipment.

Customer Management cost of providing services and products decreased 8% to $1,142.1 from the prior year. As a percentage of revenues, cost of providing services and products sold was 62.1% for 2010, down from 62.5% in the prior year, due to off-shoring and effective agent-assisted workforce management. Selling, general and administrative expense of $480.6 decreased 5% compared to $507.8 in the prior year reflecting general and administrative cost reduction actions taken as a result of anticipated lower revenue, partially offset by an incremental investment in sales and marketing efforts. As a percentage of revenues, selling, general and administrative expenses were 26.1% for 2010 compared to 25.6% in the prior year due to lower revenues. As noted under the heading, “Restructuring Charges,” we recorded a restructuring charge of $22.6 during 2010 mostly related to the alignment of resources, including headcount and facilities, to expected revenues and a charge of $7.9 in 2009 to reduce headcount and align resources to future needs.

Operating Income

As a result of the foregoing, Customer Management 2010 operating loss was $78.5, compared with operating income and operating margin of $133.9 and 6.7%, respectively, in the prior year.

2009 vs. 2008

Revenues

Customer Management revenues for 2009 were $1,986.7, up 2% from 2008. This includes $166.3 and $63.3 in 2009 and 2008, respectively, in revenue from the Intervoice acquisition that closed on September 3, 2008. Revenues from the communications vertical increased 3% from the prior year. Growth with our largest communications client and from the Intervoice acquisition was partially offset by a reduction in spending with a few communications clients largely due to the decline in their volumes, as well as a shift in our revenue mix for several of our clients from North America to off-shore locations. Revenues from the financial services vertical increased 15%, primarily reflecting growth from the Intervoice acquisition as well as from new collections programs in 2009. Other revenues, which are comprised of clients outside of Customer Management’s largest industries, decreased 9% from the prior year. A decline in revenues from several retail and automotive clients as a result of the softness in the current economic environment were partially offset by growth from the Intervoice acquisition.

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

30  Convergys Corporation 2010 Annual Report

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

Non-GAAP measures for 2010, 2009 and 2008

In order to assess the underlying operational performance of the continuing operations of the business, we provide non-GAAP measures in the table below that exclude restructuring charges of $22.6, $7.9 and $14.0 in 2010, 2009 and 2008, respectively, and asset impairment charges of $181.1, including $166.5 of goodwill and $14.6 of property, plant and equipment, incurred during 2010.

We use Customer Management operating income excluding restructuring and asset impairment charges to assess the underlying operational performance of the continuing operations of the business for the year and to have a basis to compare underlying operating results to prior and future periods. Adjustments for these charges are relevant in evaluating the overall performance of the business. Limitations associated with the use of this non-GAAP measure include that this measure does not include all of the amounts associated with our results as determined in accordance with GAAP. Management compensates for these limitations by using the non-GAAP measure, operating income excluding the charge, and the GAAP measure, operating income, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measure beyond those described above.

Convergys Corporation 2010 Annual Report  31

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

(Amounts in Millions Except Per Share Amounts)

Reconciliation of Customer Management GAAP Operating Income to non-GAAP Operating Income

	2010	2009	2008

Operating (loss) income as reported under U.S. GAAP	$(78.5)	$133.9	$92.6

Restructuring charges	22.6	7.9	14.0

Asset Impairment	181.1	—	—

Adjusted operating income (a non-GAAP measure)	$125.2	$141.8	$106.6

Adjusted operating margin (a non-GAAP measure)	6.8%	7.1%	5.5%

Excluding restructuring and asset impairment charges above and as a result of the foregoing, Customer Management 2010 adjusted operating income and margin were $125.2 and 6.8%, respectively, compared to $141.8 and 7.1%, respectively, in 2009 and $106.6 and 5.5%, respectively, in 2008.

Information Management

	2010	2009	% Change 10 vs. 09	2008	% Change 09 vs. 08

Revenues:

Data processing	$63.9	$113.9	(44)	$135.4	(16)

Professional and consulting	131.5	159.0	(17)	216.1	(26)

License and other	144.7	161.4	(10)	220.0	(27)

Total revenues	340.1	434.3	(22)	571.5	(24)

Costs and Expenses:

Cost of providing services and products sold	178.5	220.8	(19)	304.4	(27)

Selling, general and administrative expenses	65.5	79.9	(18)	79.3	1

Research and development costs	38.1	52.0	(27)	46.5	12

Depreciation	14.3	22.6	(37)	28.2	(20)

Amortization	2.5	3.6	(31)	7.0	(49)

Restructuring charges	8.0	30.4	(74)	9.7	NM

Asset impairments	—	3.1	NM	—	NM

Total costs and expenses	306.9	412.4	(26)	475.1	(13)

Operating Income	$33.2	$21.9	52	$96.4	(77)

Operating Margin	9.8%	5.0%		16.9%

2010 vs. 2009

Revenues

Information Management revenues of $340.1 in 2010 were down 22% compared to the prior year due primarily to client migrations as well as project completions. Data processing revenues of $63.9 decreased 44% from the prior year reflecting North American client migrations, which are substantially completed, as well as project completions. Compared to the prior year, professional and consulting revenues of $131.5 decreased 17%, reflecting a reduction in services resulting from client migrations partially offset by revenue from new clients. License and other revenues of $144.7 decreased 10% from the prior year due to non-recurring license sales as well as project completions.

Costs and Expenses

Information Management total costs and expenses were $306.9, a 26% decline from the prior year. Compared to the prior year, Information Management cost of providing services and products sold decreased 19% to $178.5. As a percentage of revenues, cost of providing services and products sold was 52.5% for 2010 compared to 50.8% in the prior year. Selling, general and administrative expenses of $65.5 for 2010 decreased compared to $79.9 in the prior year due to cost reduction efforts across all general and administrative areas, partially offset by incremental investment in sales and marketing efforts. As a percentage of revenues, selling, general and administrative expenses were 19.3% for 2010 compared to 18.4% in the prior year due to lower revenues. The $13.9 decline in research and development is the result of continued focused strategic spending on enhancement of our business support system offerings. To drive down costs, we are being more selective in our approach to research and development spending, focusing our efforts on only what we consider the highest impact areas for our clients. We are also better leveraging our off-shore resources. Compared to 2009, the $9.4 decrease in depreciation and amortization expense reflects a lower depreciable asset base for 2010.

32  Convergys Corporation 2010 Annual Report

Operating Income

As a result of the foregoing, Information Management 2010 operating income and operating margin were $33.2 and 9.8%, respectively, compared with $21.9 and 5.0%, respectively, in the prior year.

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

Costs and Expenses

Information Management total costs and expenses were $412.4, a 13% decline from the prior year. Compared to prior year, Information Management cost of providing services and products sold decreased 27% to $220.8. As a percentage of revenues, cost of providing services and products sold was 50.8% for 2009, down from 53.3% in the prior year. Selling, general and administrative expenses of $79.9 remained relatively flat compared to prior year. Increased investments in sales and marketing resources were offset by a decline in other administrative costs. As a percentage of revenues, selling, general and administrative expenses were 18.4% compared to 13.9% in 2008, largely due to revenue declines. The 12% increase in research and development costs reflects increased spending on strategic initiatives to enhance the functionality of our business support system offerings. The 20%, or $5.6, decrease in depreciation expense and 49%, or $3.4, decrease in amortization expense for 2009 compared to the prior year is the result of fully depreciated and amortized assets. As noted under the heading, “Restructuring Charges,” we recorded restructuring charges of $30.4 in 2009 related to both consolidating facilities and reductions in headcount. We also recorded a restructuring charge of $9.7 in 2008 to better align our cost structure to future business needs, as well as to shift the geographic mix of some of our resources.

Operating Income

As a result of the foregoing, Information Management 2009 operating income and operating margin were $21.9 and 5.0%, respectively, compared with $96.4 and 16.9%, respectively, in the prior year.

Non-GAAP measures for 2010, 2009 and 2008

In order to assess the underlying operational performance of the continuing operations of the business, we provide non-GAAP measures in the table below that exclude restructuring of $8.0, $30.4 and $9.7 in 2010, 2009 and 2008, respectively, and asset impairment charges of $3.1 incurred during 2009.

We use Information Management operating income excluding restructuring and asset impairment charges to assess the underlying operational performance of the continuing operations of the business for the year and to have a basis to compare underlying operating results to prior and future periods. Adjustments for these charges are relevant in evaluating the overall performance of the business. Limitations associated with the use of this non-GAAP measure include that this measure does not include all of the amounts associated with our results as determined in accordance with GAAP. Management compensates for these limitations by using the non-GAAP measure, operating income excluding the charge, and the GAAP measure, operating income, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measure beyond those described above.

Convergys Corporation 2010 Annual Report  33

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

(Amounts in Millions Except Per Share Amounts)

Reconciliation of Information Management GAAP Operating Income to non-GAAP Operating Income

	2010	2009	2008

Operating income as reported under U.S. GAAP	$33.2	$21.9	$96.4

Restructuring charges	8.0	30.4	9.7

Asset Impairment	—	3.1	—

Adjusted operating income (a non-GAAP measure)	$41.2	$55.4	$106.1

Adjusted operating margin (a non-GAAP measure)	12.1%	12.8%	18.6%

Excluding restructuring and asset impairment charges above and as a result of the foregoing, Information Management 2010 adjusted operating income and margin were $41.2 and 12.1%, respectively, compared to $55.4 and 12.8%, respectively, in 2009 and $106.1 and 18.6%, respectively, in 2008.

Restructuring Charges

As discussed in Note 8 of the Notes to Consolidated Financial Statements, we recorded the following restructuring charges:

2010

During 2010, we initiated a restructuring plan to simplify operations across the business and shift capacity to reflect future expected revenue growth. The total charge recorded in 2010 was $36.7, including $22.4 of severance-related charges and $14.3 of facility-related charges. The $22.4 of severance-related charges were comprised of $13.3 at Customer Management and $3.0 at Information Management, largely to reduce headcount and align resources to business needs and $6.1 at Corporate to further simplify operations and to reflect the impact of the sale of the HR Management line of business. The severance charge of $22.4 will largely be paid in cash pursuant to our existing severance policy and employment agreements. These actions will affect approximately 1,000 professional employees and approximately 1,400 non-salaried employees worldwide and are expected to be completed by December 31, 2011.

Below is a summary of the 2010 net restructuring charge of $36.7 ($23.2 after tax) by segment:

	Customer Management	Information Management	Corporate	Total

Severance costs	$13.3	$3.0	$6.1	$22.4

Facility-related costs	9.3	5.0	—	14.3

Total restructuring	$22.6	$8.0	$6.1	$36.7

The facility-related charge of $14.3 relates to lease rent accruals and penalties for properties that have closed as the result of consolidating facilities and shifting capacity. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. We used estimates, based on consultation with our real estate advisors, to determine the proceeds from any future sublease agreements. We will continue to evaluate these estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges related to this facility closure in the future. At December 31, 2010, this facility-related restructuring reserve had an outstanding balance of $9.9, which will be paid over several years until the lease term expires.

Restructuring liability activity for the 2010 plan consisted of the following:

2010

Severance charge	$22.4

Facility charge	14.3

Severance payments	(10.0)

Facility payments	(4.4)

Balance at December 31, 2010	$22.3

The restructuring actions, when completed, will result in cost reductions in excess of $50 on an annualized basis. The impact of this benefit will be spread across our operating expenses, particularly within the selling, general and administrative expense and cost of providing services and products sold captions of our Consolidated Statements of Operations and Comprehensive Income (Loss). When completed, the severance actions are expected to result in

34  Convergys Corporation 2010 Annual Report

cash savings in excess of $40 on an annualized basis. We do not believe that the impact on liquidity is material.

2009

During 2009, we initiated a restructuring plan to reduce headcount and align resources to future business needs. The total charge recorded in 2009 was $43.3 and included $27.0 of severance-related charges and $16.3 of facility-related charges. Severance charges were comprised of $15.3 at Information Management related to shifting the geographic mix of certain resources and further streamlining of operations, $6.7 at Customer Management, resulting from a reduction in one international program and efforts to streamline operations and $5.0 at Corporate to reduce headcount. All severance charges were largely paid in cash pursuant to our existing severance policy and employment agreements. These actions affected approximately 1,000 of our worldwide salaried employees and approximately 800 of our non-salaried employees. The severance actions were mostly completed by the end of 2010 with remaining actions expected by the middle of 2011. Certain actions were delayed or otherwise impacted as a result of the change in the CEO of the Company in February 2010 and the sale of the HR Management line of business in June 2010, resulting in additional time to conclude execution of the plan.

Below is a summary of the 2009 net restructuring charge of $43.3 ($29.6 after tax) by segment:

	Customer Management	Information Management	Corporate	Total

Severance costs	$6.7	$15.3	$5.0	$27.0

Facility-related costs	1.2	15.1	—	16.3

Total restructuring	$7.9	$30.4	$5.0	$43.3

The $16.3 facility-related charge relates to lease rent accruals for properties that have closed as the result of consolidating facilities. The $15.1 reserve recorded at Information Management largely relates to consolidating facilities in the United Kingdom. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. We used estimates, based on consultation with our real estate advisors, to determine the proceeds from any future sublease agreements. We will continue to evaluate these estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to this facility closure in the future. At December 31, 2010, the outstanding facility balance was $10.8, which will be paid over several years until the leases expire.

Restructuring liability activity for the 2009 plan consisted of the following:

	2010	2009

Restructuring charge	$36.3	$43.3

Severance payments	(17.6)	(6.7)

Facility payments	(5.2)	(0.3)

Balance at December 31	$13.5	$36.3

The restructuring actions taken resulted in cost reductions in excess of $50 in 2010. The impact of this benefit was spread across our operating expenses, particularly within the selling, general and administrative expense and cost of providing services and products sold captions of our Consolidated Statements of Operations and Comprehensive income. These actions also had a positive cash flow impact in the range of $20-$25 in 2010.

2008

During 2008, we initiated a restructuring plan to align resources to future business needs and to shift the geographic mix of some of its resources. Restructuring actions were taken in each business segment, of which $14.0 related to Customer Management, $9.7 related to Information Management and $0.2 related to Corporate. The $23.9 restructuring consisted primarily of cash paid pursuant to the Company’s severance policy and employment agreements. These actions, which affected approximately 1,500 professional and administrative employees and 1,000 non-salaried employees worldwide, were fully completed in 2009.

Convergys Corporation 2010 Annual Report  35

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

(Amounts in Millions Except Per Share Amounts)

Below is a summary of the 2008 net restructuring charge of $23.9 ($14.8 after tax) by segment:

	Customer Management	Information Management	Corporate	Total

Severance costs	$12.2	$9.7	$0.2	$22.1

Facility-related costs	1.8	—	—	1.8

Total restructuring	$14.0	$9.7	$0.2	$23.9

Client Concentration

During 2010, our three largest clients accounted for 37.6% of our revenues, compared to 38.6% in the prior year. We serve AT&T, our largest client with 21.4% of revenues in 2010, under Customer Management and Information Management contracts. We serve DirecTV and Comcast Corporation, our second and third largest clients in 2010, under Customer Management contracts. Volumes under certain of our long-term contracts are subject to variation based on, among other things, the spending by clients on outsourced customer support and subscriber levels.

Business Outlook

For the full year 2011, Convergys expects modest revenue growth and margin expansion. Convergys segment revenue expectations include:

•	Customer Management revenue to exceed $1,840;
•	Information Management revenue to exceed $340;
•	EBITDA of $295 to $325;
•	Total company earnings per share of $1.00 to $1.15, and;
•	Free cash flow to exceed net income.

Compared with historical performance, Convergys expects gradual year-over-year improvement in quarterly performance. First-quarter 2011 results are expected to be similar to the adjusted results in the same period last year. This guidance takes into account all risks and opportunities identified at this point.

On January 24, 2011, Convergys completed the sale of the Finance and Accounting Outsourcing line of business for net proceeds of approximately $10. The guidance above considers the impact of the gain on the sale of approximately $4, net of tax, subject to final working capital adjustments, as well as the loss of revenue and earnings associated with the business. Management does not believe that the results of this business or the sale of the business are material to the Company’s results of operations or financial condition.

Financial Condition, Liquidity and Capital Resources

Liquidity and Cash Flows

We use existing cash and the net cash generated from ongoing operations to fund those operations, invest in the business and make required debt payments. In addition, we believe existing cash, cash flows from operations, and available borrowings under existing credit facilities will provide additional ability to invest in the business.

Cash flows from operating activities generally provide us with a significant source of funding for our investing and financing activities. Cash flows for 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Net cash flows from operating activities

Operating activities of continuing operations	$217.2	$384.0	$206.4

Operating activities of discontinued operations	(23.0)	(79.3)	25.1

	$194.2	$304.7	$231.5

Net cash flows provided by (used in) investing

Investing activities of continuing operations	$(69.3)	$(74.5)	$(396.0)

Investing activities of discontinued operations	70.0	(3.5)	(8.3)

	$0.7	$(78.0)	$(404.3)

Net cash flows provided by (used in) financing

Financing activities of continuing operations	$(340.5)	$(132.3)	$289.8

Financing activities of discontinued operations	—	(2.7)	2.7

	$(340.5)	$(135.0)	$292.5

36  Convergys Corporation 2010 Annual Report

Cash flows from operating activities totaled $194.2 in 2010, compared to $304.7 in 2009 and $231.5 in 2008. Cash flows provided by continuing operations for 2010 was $217.2 compared to $384.0 and $206.4 in 2009 and 2008, respectively. The decrease in the current year largely was due to the timing of working capital requirements, including accounts receivable, as well as to the decline in operating income, partially offset by receipt of tax refunds of approximately $48. The increase in 2009 was due to a significant decline in accounts receivable from December 31, 2008 to December 31, 2009. Operating cash flows for 2008 were consistent with a decline in operating income offset by a decline in accounts receivable. Cash flows used in discontinued operations for 2010 and 2009 were $23.0 and $79.3, respectively, compared to operating cash flows provided by discontinued operations of $25.1 in 2008. The improvement in the current year was primarily due to a decline in the net implementation spending in 2010 compared to 2009, partially offset by cash payments of $28.2 for certain obligations of the HR Management business in connection with and at the time of the substantial completion of the sale of the business. The decrease from 2008 to 2009 was due to a decline in cash received for implementation partially offset by lower net implementation spending in 2009 compared to 2008. Days sales outstanding at December 31, 2010 was 60 days compared to 59 and 69 at December 31, 2009 and 2008, respectively. This performance measure is computed as follows: receivables, net of allowances, divided by average daily revenue. Our net cash provided by operating activities in 2010 was favorably impacted by a $35.7 distribution from the Cellular Partnerships compared to $40.0 and $39.2 in 2009 and 2008, respectively. As we have received distributions from the Partnerships in excess of our initial investment, cash flows are classified as operating as they represent return on investment rather than return on invested capital.

We received $0.7 from investing activities during 2010, including $70.0 related to discontinued operations. Funds used in investing activities included $66 for capital expenditures. We used $78.0 and $404.3 for investing activities, including $3.5 and $8.3 related to discontinued operations, in 2009 and 2008, respectively. The increase in the amounts received from investing activities in the current year was primarily due to $84.5 in cash received at close of the sale of the HR Management business. During 2008, we paid $312.2 (net of cash acquired) for the acquisition of Intervoice in the Customer Management segment and three other small acquisitions in the Information Management segment.

Cash flows used for financing activities were $340.5 during 2010 and $135.0 in 2009 compared to an inflow of $292.5 during 2008. During 2010, we repaid the entire $400.0 outstanding balance on our Five-Year Competitive Advance and Revolving Credit Facility and borrowed $85.0 on our accounts receivable securitization facility, net of repayments. We also repurchased Company’s shares of common stock for $24.9 during 2010. During 2009 we repaid approximately $130 of our 4.875% Senior Notes. During 2008, we borrowed the entire amount available under our revolving credit facility to fund our acquisition of Intervoice. We also repurchased Company’s shares of common stock for $116.6 during 2008.

As of December 31, 2010, our credit ratings and outlook are as follows:

	Long-Term Debt	Outlook

Moody’s	Ba1	Stable

Standard and Poor’s	BB+	Stable

Our credit ratings and outlook could impact our ability to raise capital in the future as well as increase borrowing costs.

Convergys Corporation 2010 Annual Report  37

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

(Amounts in Millions Except Per Share Amounts)

We use free cash flow and adjusted free cash flow to assess the financial performance of the Company. We define free cash flow as cash flows from operating activities less capital expenditures (net of proceeds related to disposals). We further define adjusted free cash flow as free cash flow excluding the operating cash impact of the sale of the HR Management business and the CEO transition. A reconciliation of the GAAP measure, net cash provided by operating activities, to the non-GAAP measures free cash flow and adjusted free cash flow is as follows:

Computation of Free Cash Flows:

Net cash flow from operations	$194.2	$304.7	$231.5

Capital expenditures, net of proceeds from disposal of assets	(66.3)	(74.9)	(92.1)

Free Cash Flows (a non-GAAP measure)	$127.9	$229.8	$139.4

Payments made to settle obligations of HR Management in connection with and upon substantial completion of the sale of the business	28.2	—	—

Payments made related to CEO transition	8.0	—	—

Adjusted free cash flow (a non-GAAP measure)	$164.1	$229.8	$139.4

Free cash flows, as defined as above, were $127.9, $229.8 and $139.4 for 2010, 2009 and 2008, respectively. Free cash flow for 2010 includes cash payments of $28.2 made to settle obligations of the HR Management business in connection with and at the time of the substantial completion of the sale of that business as well as $8.0 of cash payments made related to the CEO transition. Excluding these payments, adjusted free cash flow for 2010 was $164.1. The decrease in adjusted free cash flow of $65.7 from 2009 was due to lower cash generated from operating activities during 2010 as a result of the timing of working capital requirements, including accounts receivable, as well as lower operating income, partially offset by the positive impact of the receipt of tax refunds of approximately $48 in 2010 and lower capital expenditures. The increase in free cash flow from 2008 to 2009 was largely due to a higher amount of cash generated from operating activities.

We believe that free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow facilitates management’s ability to strengthen the Company’s balance sheet, to repay the Company’s debt obligations and to repurchase the Company’s common shares. Limitations associated with the use of free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Free cash flow includes $10 paid during the second quarter of 2010 in connection with the refinancing of the Orlando synthetic lease. Management compensates for these limitations by utilizing both the non-GAAP measures, free cash flow and adjusted free cash flow, and the GAAP measure, net cash flows from operating activities, in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond the purposes described above.

Full year 2010 Adjusted EBITDA, defined as earnings from continuing operations before interest, taxes, depreciation and amortization, and excluding the HR Management related impacts, restructuring charges, CEO transition costs, non-operating reserve reduction and pension settlement costs was $294.9 compared with $324.7 and $364.3 in 2009 and 2008, respectively.

38  Convergys Corporation 2010 Annual Report

A reconciliation of the GAAP measure, earnings from continuing operations, to the non-GAAP measures EBITDA and Adjusted EBITDA is as follows:

	2010	2009	2008

(Loss) Income from Continuing Operations, net of tax	$(74.7)	$84.5	$146.5

Depreciation and Amortization (including asset impairments)	288.5	124.3	121.0

Interest expense	19.5	28.9	22.5

Income tax expense	16.7	11.6	23.9

EBITDA (a non-GAAP measure)	250.0	249.3	313.9

Restructuring charges	36.7	43.3	23.9

Pension plan settlement charges	6.4	—	—

CEO transition costs	7.6	—	—

HR Management related costs not qualifying as Discontinued Operations	9.1	32.1	26.5

Non-operating reserve reduction	(14.9)	—	—

Adjusted EBITDA (a non-GAAP measure)	$294.9	$324.7	$364.3

Management uses EBITDA and adjusted EBITDA to monitor and evaluate the performance of the business and believes the presentation of these measures will enhance investors’ ability to analyze trends in the business and evaluate the Company’s underlying performance relative to other companies in the industry. Adjusted EBITDA should not be considered in isolation or as a substitute for income from continuing operations, net of tax, or other income statement data prepared in accordance with GAAP and our presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. Management uses both the non-GAAP measure, adjusted EBITDA, and the GAAP measure, income from continuing operations, net of tax, in its evaluation of underlying performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above. This non-GAAP measure should be considered supplemental in nature and should not be construed as being more important that comparable GAAP measures.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

At December 31, 2010, total capitalization was $1,394.4, consisting of $210.3 of short-term and long-term debt and capital lease obligations and $1,184.1 of equity. At December 31, 2009, total capitalization was $1,676.0, consisting of $469.6 of short-term and long-term debt and $1,206.4 of equity. The total debt-to-capital ratio at December 31, 2010, was 15.1%, which compares to 28.0% at December 31, 2009. The decrease in this ratio is due to a lower level of borrowings in 2010 compared to 2009.

At December 31, 2010, we had not drawn any of the $400.0 available under our $400 Five-Year Competitive Advance and Revolving Credit Facility. The facility was fully drawn as of December 31, 2009. This borrowing was used mainly to fund our acquisition of Intervoice that closed on September 3, 2008. The maturity date of the Revolving Credit Facility Agreement is October 20, 2011. The Company’s credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios, as defined in the Credit Facility Agreement. Our interest coverage ratio cannot be less than 4.00 to 1.00 on a rolling four quarter basis. Our debt-to-EBITDA ratio cannot be greater than 3.25 to 1.0 for any measured period. At December 31, 2010, we were in compliance with all covenants.

In December 2004, we issued $250.0 in 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009. During the first nine months of 2009, we retired approximately $58.2 of the outstanding debt. In the fourth quarter of 2009, we announced an exchange offer, under the terms of which the Company offered to exchange one-thousand twenty dollars in principal amount of its new 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) for each one-thousand dollars in principal amount of its 4.875% Senior Notes. We issued a total of $125.0 aggregate principal amount of the 2029 Convertible Debentures in exchange for $122.5 of the 4.875% Senior Notes. This exchange transaction resulted

Convergys Corporation 2010 Annual Report  39

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

(Amounts in Millions Except Per Share Amounts)

in a loss on extinguishment of debt of $2.3 that is reflected within other income (expense), net, in the accompanying Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2009. Following the settlement of the exchange, approximately $70.1 aggregate principal amount of the 4.875% Senior Notes remained outstanding that was fully paid in December 2009. The entire balance of the 2029 Convertible Debentures was outstanding as of December 31, 2010 and December 31, 2009.

As discussed in Note 7 of Notes to Consolidated Financial Statements, we leased an office complex in Orlando, Florida, under an agreement that expired in June 2010 (the “Orlando lease”). The Orlando lease was historically accounted for as an operating lease. Pursuant to the terms of the lease, on October 8, 2009, we were required to provide notice to the Lessor of our intention to either purchase the property for $65.0 or arrange to have the office complex sold to a third party (the terms of the lease provided the Lessor with a residual value guarantee from us of up to $55.0). Although continuing to pursue a refinancing of the Orlando lease, on October 8, 2009, we effectively elected the purchase option under the required notification provision of the lease agreement.

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

On June 30, 2010, we refinanced this lease agreement. As part of the refinancing, we paid approximately $10.0 to reduce the principal under the prior facility related to the residual value guarantee provision referenced above, such amount having been previously accrued. The new facility provides for a new lease period of five years. Upon termination or expiration of the new lease facility, we are required to either purchase the property for $55.0 or arrange to have the office complex sold to a third party (the terms of the lease provide the Lessor with a residual value guarantee from us of up to $47.0). Total scheduled lease payments during the term are currently estimated to be approximately $10.0. At June 30, 2010, we recorded a capital lease obligation of $55.0 related to this facility.

During 2009, we entered into a $125.0 asset securitization facility collateralized by accounts receivables of certain of the Company’s subsidiaries, of which $50.0 was scheduled to expire in June 2010 and $75.0 expires in June 2012. The $50.0 that was scheduled to expire in June 2010 has been extended through June 2011. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary. The asset securitization facility does not qualify for sale treatment under the authoritative guidance for the accounting for transfers and servicing of financial assets and extinguishments of liabilities. Accordingly, the accounts receivable and related debt obligation will remain on the Company’s Consolidated Balance Sheet. At December 31, 2010, we had borrowings of $85.0 under this facility. At December 31, 2009, this facility was undrawn.

During 2010, we repurchased 2.4 million shares of our common stock for $24.9 pursuant to outstanding authorizations. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity. At December 31, 2010, the Company has authority to repurchase an additional 4.6 million shares.

40  Convergys Corporation 2010 Annual Report

The following summarizes our contractual obligations at December 31, 2010, and the effect such obligations are expected to have on liquidity and cash flows in future periods:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	After 3 Years

Debt and capital lease obligations (1)	$278.7	$91.0	$1.7	$186.0

Debt interest (2)	215.2	12.4	20.6	182.2

Operating leases (3)	92.9	33.5	33.2	26.2

Pension contributions (4)	71.0	11.0	31.0	29.0

Unrecognized tax benefits (5)	—	—	—	—

Total	$657.8	$147.9	$86.5	$423.4

(1)	See Note 7 of the Notes to Consolidated Financial Statements for further information.
(2)	This includes interest expense on both variable and fixed rate debt and capital lease obligations. Variable interest rates have been assumed to remain constant at current levels through the end of the term.
(3)	See Note 11 of the Notes to Consolidated Financial Statements for further information.
(4)	In order to meet ERISA funding requirements, the Company expects to contribute $11.0 to fund its cash balance pension plan in 2011. Estimates for 2012 and beyond assume an 8% return on assets and effective interest rate of 6%. Actual cash payments may vary based upon actual performance.
(5)	Unrecognized tax benefits of $84.4 are excluded from this table as the uncertainty related to the amount and period of any cash settlement prevent the Company from making a reasonably reliable estimate.

At December 31, 2010, we had outstanding letters of credit of approximately $33.0 and other bond obligations of approximately $41 related to performance and payment guarantees, including $39 related to our former HR Management line of business. Upon completion of the sale of the HR Management business, we continue to be responsible for these bond obligations. Although NorthgateArinso is obligated to indemnify the Company for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, the Company maintains a liability of approximately $1. We believe that any guarantee obligation that may arise related to performance and payment guarantees of continuing operations will not be material.

Market Risk

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. Our risk management strategy includes the use of derivative instruments to reduce the effects on our operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. In using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, we expose ourselves to counterparty credit risk. We manage exposure to counterparty credit risk by entering into derivative financial instruments with investment grade-rated institutions that can be expected to perform fully under the terms of the agreements and by diversifying the number of financial institutions with which we enter into such agreements.

Interest Rate Risk

At December 31, 2010, we had $144.6 in outstanding variable rate borrowings and $65.7 in outstanding fixed rate borrowings. The carrying amount of our variable borrowings reflects fair value due to their short-term and variable interest rate features. Our variable interest rate debt had an effective interest rate of 3.8% during the year ended December 31, 2010. Based upon our exposure to variable rate borrowings, a one percentage point change in the weighted average interest rate would change our annual interest expense by approximately $1.

We sometimes use interest rate swaps to hedge our interest rate exposure. These instruments are hedges of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding interest rate swaps covering interest rate exposure at December 31, 2010.

Foreign Currency Exchange Rate Risk

We serve many of our U.S.-based clients using contact center capacity in the Philippines, India and Canada. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR) or Canadian dollars (CAD), which represents a foreign exchange exposure. As of December 31, 2010, we have hedged a portion of our exposure related to the

Convergys Corporation 2010 Annual Report  41

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

(Amounts in Millions Except Per Share Amounts)

anticipated cash flow requirements denominated in these foreign currencies by entering into forward contracts with several financial institutions to acquire a total of PHP 18,295.3 at a fixed price of $384.0 at various dates through September 2013, INR 7,803.6 at a fixed price of $174.0 at various dates through December 2013 and CAD 14.4 at a fixed price of $13.5 at various dates through December 2011. The fair value of these derivative instruments as of December 31, 2010 is presented in Note 13 of the Notes to Consolidated Financial Statements. The potential loss in fair value at December 31, 2010 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $57. This loss would be substantially mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of December 31, 2010, the fair value of these derivatives was immaterial to the Consolidated Financial Statements.

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

Goodwill

The Company has recorded on its Consolidated Balance Sheet Goodwill of $820.5 and $979.3 at December 31, 2010 and December 31, 2009, respectively. The December 31, 2010 balance is after a $166.5 goodwill impairment charge related to Relationship Technology Management (RTM) reporting unit, which is within the Customer Management segment. The RTM reporting unit is comprised primarily of Intervoice, which was acquired in September 2008. The impairment charge for the Company’s RTM reporting unit was the result of a change in the strategic plan for the unit, which was finalized in the fourth quarter of 2010, reflecting the output of the Company’s annual strategic business planning process. As a result of declining revenue during the preceding 12 months, lower future revenue projections and transaction valuation multiples lower than those supported at the time of the Intervoice acquisition in 2008, the fair value of the reporting unit was determined to be less than carrying value.

Goodwill is allocated to the reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it generally no longer retains its identification with a particular acquisition, but instead becomes identified with a reporting unit as a whole. As a result, all of the fair value of each reporting unit is available to support the value of goodwill allocated to the unit. As of December 31, 2010, the Company operated in two core business segments as discussed in Note 16 of Notes to Consolidated Financial Statements.

42  Convergys Corporation 2010 Annual Report

Goodwill impairment testing is performed at the reporting unit level, one level below the business segment. As disclosed in Note 6 of Notes to Consolidated Financial Statements, we test goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable, such as a significant adverse change in the business climate, a decision to sell or dispose of all or a significant portion of a reporting unit or a significant decline in the Company’s stock price.

For 2010, the Company tested goodwill for the following reporting units: Customer Management – Live Agents, Customer Management – RTM (RTM), and Information Management. In 2009, the Information Management reporting unit was tested on a disaggregated basis as the Information Management North America and Information Management International reporting units. As a result of changes in the organizational and financial reporting structure of the Company, these reporting units have now been combined.

Under U.S. GAAP, the impairment test for goodwill involves a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit (Step 1). If the fair value of the reporting units is in excess of the carrying value, the related goodwill is considered not to be impaired and no further analysis is necessary. If the carrying amount of the reporting unit exceeds the fair value, there is an indication of potential impairment and a second step of testing is performed to measure the amount of the impairment, if any, for that reporting unit.

When required, the second step compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of the nets assets and identifiable intangibles as if the reporting unit were being acquired. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. An impairment charge recognized cannot exceed the amount of goodwill allocated to a reporting unit and cannot be reversed subsequently even if the fair value of the reporting unit recovers.

Fair value of the reporting unit is determined using a combination of the market approach and the income approach. Under the market approach, fair value is based on actual stock prices or transaction prices of comparable companies. The market approach requires significant judgment regarding the selection of comparable companies. Under the income approach, fair value is dependent on the present value of net cash flows to be derived from the ownership. The income approach requires significant judgment including estimates about future cash flows and discount rates. The forecasted cash flows are based upon the Company’s long-term strategic business plan, and a terminal value is used to estimate the operating segment’s cash flows beyond this plan. The discount rate represents the weighted-average cost of capital, which is an estimate of the overall after-tax rate of return required by equity and debt market participants of a business enterprise. Both the market and income approaches require the use of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows. Discount rate assumptions are based upon an assessment of the risk inherent in the future cash flows, and were concluded to be 12.0% for all of the Company’s reporting units for 2010. Sensitivity analyses were performed around discount rates and growth rates, including terminal growth rates, in order to assess the reasonableness of the assumptions and the resulting estimated fair values. A combination of methodologies is used and weighted appropriately for reporting units with significant adverse changes in business climate. Management may engage an independent valuation specialist to assist in the Company’s valuation process.

Convergys Corporation 2010 Annual Report  43

Item 7. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (continued)

(Amounts in Millions Except Per Share Amounts)

Based on the results of Step 1 for the RTM reporting unit, there was an indication of impairment as the fair value exceeded the carrying value of the reporting unit. Accordingly, the second step of testing was performed for RTM. Based on the results of the second step, the Company recorded a $166.5 goodwill impairment charge ($160.8 net of tax) in the fourth quarter of 2010, included in the asset impairment caption in the accompanying Consolidated Statements of Operations. The remaining goodwill balance allocated to the RTM reporting unit at December 31, 2010 is $45.8.

The results of Step1 for Customer Management-Live Agents and Information Management reporting units indicated there was no goodwill impairment. A 100 basis point increase in the discount rate and decrease in the expected future cash flows would not change the results of Step 1. We believe we make every reasonable effort to ensure that we accurately estimate the fair value of the reporting units. However, future changes in the assumptions used to make these estimates, including future sales and margin trends, market conditions and cash flow could result in an impairment loss.

The Company compared and assessed the total fair values of the reporting units to its market capitalization at the annual assessment date to determine if the fair values are reasonable compared to external market indicators. The fair value of the Company’s reporting units reasonably approximates total market capitalization adjusted for a reasonable implied control premium.

Other Intangible Assets

At December 31, 2010, we had a carrying value of $69.1 of other intangible assets, net of amortization, consisting of $29.0 in software, which is classified in property, plant and equipment on the Consolidated Balance Sheets, $4.2 in trademarks related to the Intervoice acquisition and $35.9 in customer relationships. As amortizable intangible assets, the Company evaluates the intangible assets for recoverability on an annual basis or if events or circumstances indicate a possible inability to recover their carrying amounts, in accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets (ASC 360), by comparing estimates of undiscounted future cash flows to the carrying values of the related assets. The goodwill impairment charge recorded in the fourth quarter of 2010 was an impairment indicator; however, testing resulted in no impairment to the other intangible assets.

Property, Plant and Equipment

The cost of property, plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets. The Company reviews property, plant and equipment asset groups for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company monitors these changes and events on at least a quarterly basis. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset group, or a current expectation that an asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the property, plant and equipment asset groups, as well as specific appraisals in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other property, plant and equipment asset groups. If the future undiscounted cash flows result in a value that is less than the carrying value, then the long-lived asset is considered impaired and a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair value. Various factors that the Company uses in determining the impact of these assessments include the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such asset groups, and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in

44  Convergys Corporation 2010 Annual Report

operating performance and changes in expected future cash flows. Because judgment is involved in determining the fair value of property, plant and equipment asset groups, there is risk that the carrying value of these assets may require adjustment in future periods.

During the fourth quarter of 2010, we committed to a plan to sell certain facilities included in the RTM reporting unit. Accordingly, the property met the criteria to be classified as “Held-for-Sale” and was required to be measured at the lower of its carrying value or fair value less costs to sell. We determined the fair value was less than its carrying amount; therefore we recognized an impairment loss of $14.6 ($9.3 after tax) included in the asset impairment caption in the accompanying Consolidated Statement of Operations.

Income Taxes

The provision for income taxes includes income taxes paid, currently payable or receivable, and those deferred. Under U.S. GAAP, the Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are expected to be settled or realized.

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

The Company also reviews its tax activities and evaluates uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit, which is the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. Significant judgment is required in determining our liability for uncertain tax positions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be significantly different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities. We believe that we make a reasonable effort to ensure accuracy in our judgments and estimates.

Restructuring Charges

We recognize liabilities for a cost associated with an exit or disposal activity measured initially at fair value only when the liability is incurred. During the last three years, we recorded restructuring charges related to reductions in headcount and facility closures. As of December 31, 2010, we had a restructuring accrual of $35.8, $20.7 of which relates to facility closure costs that will be paid over several years until the leases expire. The accrual is equal to the future costs associated with the abandoned facilities, net of the proceeds from any probable future sublease agreements. We have used estimates, based on consultation with real estate advisors, to estimate the proceeds from any future sublease agreements. We will continue to evaluate our estimates in recording the facilities abandonment charge. As a result, there may be additional charges or reversals in the future.

Convergys Corporation 2010 Annual Report  45

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

Multiple Element Outsourcing Arrangements—We deliver multiple services under our client arrangements and we must assess these multiple-element arrangements to determine whether they can be separated into more than one unit of accounting. The authoritative guidance for revenue arrangements with multiple deliverables establishes the following criteria, all of which must be met, in order for a deliverable to qualify as a separate unit of accounting:

•	The delivered items have value to the client on a stand-alone basis.
•	There is objective and reliable evidence of the fair value of the undelivered items.
•

If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company.

If these criteria are met, each of the contractual services included in the contract is treated as a separate unit of accounting and revenue is recognized as we deliver each of the contractual services. If these criteria are not met, all of the services included are accounted for as a single unit of accounting. Revenue is then recognized either using a proportional performance method such as recognizing revenue based on transactional services delivered or on a straight-line basis once we begin to deliver the final service.

The assessments of these areas require us to make a significant number of judgments. The judgments made in these areas could have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized. We believe that we make a reasonable effort to ensure accuracy in our judgment and estimates.

46  Convergys Corporation 2010 Annual Report

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

Convergys Corporation 2010 Annual Report  47

Item 7A. and 8.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is included in Item 7 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

Beginning on page 49 are the Consolidated Financial Statements with applicable notes and the related Report of Independent Registered Public Accounting Firm, the supplementary financial information specified by Item 302 of Regulation S-K and Financial Statement Schedule II – Valuation and Qualifying Accruals.

48  Convergys Corporation 2010 Annual Report

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Convergys Corporation

We have audited the accompanying consolidated balance sheets of Convergys Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convergys Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Convergys Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Cincinnati, Ohio
February 24, 2011

Convergys Corporation 2010 Annual Report  49

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
(Amounts In Millions Except Per Share Amounts)	2010	2009	2008
Revenues	$2,203.4	$2,421.0	$2,526.3
Operating Costs and Expenses:
Cost of providing services and products sold (1)	1,340.9	1,461.6	1,623.8
Selling, general and administrative expenses	575.7	616.4	561.7
Research and development costs	56.2	74.2	54.9
Depreciation	97.3	110.3	109.7
Amortization	10.1	10.9	11.3
Restructuring charges	36.7	43.3	23.9
Asset impairment	181.1	3.1	—

Total costs and expenses	2,298.0	2,319.8	2,385.3

Operating (Loss) Income	(94.6)	101.2	141.0
Equity in earnings of Cellular Partnerships	47.2	41.0	35.7
Other income (expense), net	8.9	(17.2)	16.2
Interest expense	(19.5)	(28.9)	(22.5)

(Loss) income before income taxes	(58.0)	96.1	170.4
Income tax expense	16.7	11.6	23.9

(Loss) income from continuing operations	(74.7)	84.5	146.5
Income (loss) from discontinued operations, net of tax	21.5	(161.8)	(239.4)

Net (Loss) Income	$(53.2)	$(77.3)	$(92.9)

Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	$11.7	$25.4	$(59.4)
Change related to pension liability (net of tax benefit (expense) of $2.9, ($2.4), and $12.2)	(3.5)	2.2	(20.3)
Unrealized gain (loss) on hedging activities (net of tax benefit (expense) of $20.0, ($27.9), and $57.5)	33.5	51.8	(107.0)

Total Comprehensive (Loss) Income	$(11.5)	$2.1	$(279.6)

Basic Earnings (Loss) per share:

Continuing Operations	$(0.61)	$0.69	$1.19
Discontinued Operations	0.18	(1.32)	(1.94)

Net basic (loss) earnings per share	$(0.43)	$(0.63)	$(0.75)

Diluted Earnings (Loss) per share:
Continuing Operations	$(0.61)	$0.68	$1.16
Discontinued Operations	0.18	(1.30)	(1.90)

Net diluted (loss) earnings per share	$(0.43)	$(0.62)	$(0.74)

Weighted average common shares outstanding:
Basic	123.1	122.8	123.5
Diluted	123.1	124.9	125.8

(1)	Exclusive of depreciation and amortization, with the exception of amortization of deferred charges.
The accompanying notes are an integral part of the Consolidated Financial Statements.

50  Convergys Corporation 2010 Annual Report

Consolidated Balance Sheets

	At December 31,
(Amounts In Millions)	2010	2009

Assets

Current Assets

Cash and cash equivalents	$186.1	$331.7

Receivables, net of allowances of $11.0 and $13.1	371.6	384.3

Deferred income tax asset	40.9	51.3

Prepaid expenses	38.3	39.0

Other current assets	56.8	94.7

Current assets held-for-sale	11.8	41.4

Total current assets	705.5	942.4

Property and equipment, net	347.6	323.3

Goodwill, net	820.5	979.3

Other intangibles, net	40.1	49.6

Investments in Cellular Partnerships	64.3	52.7

Deferred income tax asset	38.1	68.0

Other assets	109.2	52.1

Other assets held-for-sale	—	138.4

Total Assets	$2,125.3	$2,605.8

Liabilities and Shareholders’ Equity

Current Liabilities

Debt and capital lease obligations maturing within one year	$91.0	$405.2

Payables, deferred revenue and other current liabilities	380.2	427.6

Current liabilities held-for-sale	—	48.5

Total current liabilities	471.2	881.3

Long-term debt and capital lease obligations	119.3	64.4

Deferred income tax liability	76.4	48.6

Accrued pension liability	129.6	130.5

Other long-term liabilities	144.7	188.7

Long term liabilities held-for-sale	—	85.9

Total liabilities	941.2	1,399.4

Shareholders’ Equity

Preferred shares—without par value, 5.0 authorized; none outstanding	—	—

Common shares—without par value, 500.0 authorized; 184.2 and 183.3 issued, 122.1 and 123.1 outstanding, as of December 31, 2010 and December 31, 2009, respectively	1,094.5	1,084.1

Treasury stock—62.1 shares in 2010 and 60.2 in 2009	(1,060.2)	(1,042.0)

Retained earnings	1,165.1	1,221.3

Accumulated other comprehensive loss	(15.3)	(57.0)

Total shareholders’ equity	1,184.1	1,206.4

Total Liabilities and Shareholders’ Equity	$2,125.3	$2,605.8

The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2010 Annual Report  51

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in Millions)	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(53.2)	$(77.3)	$(92.9)
Income (loss) from discontinued operations	21.5	(161.8)	(239.4)
(Loss) income from continuing operations	(74.7)	84.5	146.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107.4	121.2	121.0
Asset impairment	181.1	3.1	—
Deferred income tax (benefit) expense	(4.0)	30.4	(15.7)
Equity in earnings of Cellular Partnerships	(47.2)	(41.0)	(35.7)
Distributions from Cellular Partnerships	35.7	40.0	39.2
Stock compensation expense	14.4	16.6	16.3
Changes in assets and liabilities:
Change in receivables	11.0	111.5	35.3
Change in other current assets	49.8	(23.3)	(47.2)
Change in deferred charges, net	(25.5)	(15.0)	23.3
Change in other assets and liabilities	(1.8)	50.4	(43.6)
Change in payables and other current liabilities	(24.2)	2.9	(22.5)
Other, net	(4.8)	2.7	(10.5)

Net cash provided by operating activities of continuing operations	217.2	384.0	206.4
Net cash (used in) provided by operating activities of discontinued operations	(23.0)	(79.3)	25.1

Net cash provided by operating activities	194.2	304.7	231.5
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(66.0)	(71.4)	(92.2)
Proceeds from disposal of property and equipment	—	—	8.4
Acquisitions, net of cash acquired	(3.3)	(3.1)	(312.2)
Net cash used in investing activities of continuing operations	(69.3)	(74.5)	(396.0)
Net cash provided by (used in) investing activities of discontinued operations	70.0	(3.5)	(8.3)
Net cash provided by (used in) investing activities	0.7	(78.0)	(404.3)
CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) borrowings of credit facilities and other debt, net	(315.6)	(132.3)	403.3
Purchase of treasury shares	(24.9)	—	(116.6)
Other, net	—	—	3.1

Net cash (used in) provided by financing activities of continuing operations	(340.5)	(132.3)	289.8
Net cash (used in) provided by financing activities of discontinued operations	—	(2.7)	2.7

Net cash (used in) provided by financing activities	(340.5)	(135.0)	292.5
Net (decrease) increase in cash and cash equivalents	(145.6)	91.7	119.7
Cash and cash equivalents at beginning of period	331.7	240.0	120.3
Cash and cash equivalents at end of period	$186.1	$331.7	$240.0

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$18.2	$31.1	$19.6
Income taxes paid, net of refunds	$(16.9)	$(13.5)	$(13.0)

The accompanying notes are an integral part of the Consolidated Financial Statements.

52  Convergys Corporation 2010 Annual Report

Consolidated Statements of Shareholders’ Equity

(Amounts in Millions)	Number of Common Shares	Common Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2008	181.2	$1,007.4	$(933.4)	$1,397.4	$50.3	$1,521.7

Issuance of common shares	1.6	3.5				3.5

Tax related to share-based arrangements, net of excess tax benefits		(11.3)				(11.3)

Foreign tax valuation allowance release		15.2				15.2

Repurchase of common shares			(116.6)			(116.6)

Net loss				(92.9)		(92.9)

Adoption of ASC 715				(2.2)		(2.2)

Other comprehensive loss					(186.7)	(186.7)

Amortization of stock-based compensation		19.4				19.4

Balance at December 31, 2008	182.8	1,034.2	(1,050.0)	1,302.3	(136.4)	1,150.1

Issuance of common shares	0.5					—

Treasury shares issued for share-based plans, net			8.0	(3.7)		4.3

Tax related to share-based arrangements, net of excess tax benefits		(5.2)				(5.2)

Equity component of 2029 Convertible Debentures, net of deferred tax liability		36.0				36.0

Net loss				(77.3)		(77.3)

Other comprehensive income					79.4	79.4

Amortization of stock-based compensation		19.1				19.1

Balance at December 31, 2009	183.3	1,084.1	(1,042.0)	1,221.3	(57.0)	1,206.4

Issuance of common shares	0.9					—

Treasury shares issued for share-based plans, net			6.7	(3.0)		3.7

Tax related to share-based arrangements, net of excess tax benefits		(4.9)				(4.9)

Repurchase of common shares			(24.9)			(24.9)

Net loss				(53.2)		(53.2)

Other comprehensive income					41.7	41.7

Amortization of stock-based compensation		15.3				15.3

Balance at December 31, 2010	184.2	$1,094.5	$(1,060.2)	$1,165.1	$(15.3)	$1,184.1

The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2010 Annual Report  53

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

Prior to June 2010, the Company had three reportable segments, Customer Management, Information Management and Human Resources Management (HR Management). In March 2010, Convergys signed a definitive agreement to sell its HR Management line of business for approximately $100, with $85 in cash at closing and $15 in cash over three years. The sale substantially closed on June 1, 2010, for which the Company received approximately $80 in cash as well as a zero coupon note in the principal amount of $15. The sales of certain foreign locations closed in the second half of 2010 and resulted in an additional $5 of cash received. Final settlement of working capital adjustments resulted in cash payments of approximately $7 during the fourth quarter of 2010. In connection with and at the time of the substantial completion of the sale, the Company made cash payments of $28.2 to settle certain obligations of the HR Management business, the impact of which is included in cash flows from operating activities of discontinued operations. In connection with the sale of the HR Management line of business, the Company reorganized its reportable segments into two segments: Customer Management, which provides agent-assisted services, self-service, and intelligent technology care solutions, and Information Management, which provides business support system (BSS) solutions. See Note 16 for information about these segments.

As a result of the sale of the HR Management line of business, the operating results and assets and liabilities related to HR Management have been reflected as discontinued operations for all periods presented. Unless otherwise noted, amounts in these Notes to Consolidated Financial Statements exclude amounts attributable to discontinued operations. In addition, certain costs previously allocated to the HR Management segment that do not qualify as discontinued operations are reported as costs from continuing operations. These costs are now included in Corporate and Other in continuing operations within selling, general and administrative costs and were $9.1, $32.1, and $26.5, respectively, for the years ending December 31, 2010, 2009 and 2008. Beginning June 1, 2010, the Company began earning transition services revenues for services provided to the buyer under agreements lasting three to eighteen months. These revenues are reflected in Corporate and Other and largely offset the related costs described above incurred subsequent to June 1, 2010. The Company has taken and continues to take actions to reduce these costs.

2. Accounting Policies

Consolidation  —  The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and U.S. Securities and Exchange Commission regulations. The Consolidated Financial Statements include the accounts of the Company’s majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated upon consolidation. Investments in 20% to 50 % owned affiliates where the Company has significant influence are accounted for under the equity method.

Reclassification  —  Certain balances in prior years have been reclassified to conform to current year presentation, including cash flow distributions related to the Company’s investments in the Cellular Partnerships. As the Company has received distributions from the Partnerships in excess of its initial investment, these amounts are now classified as cash flows from operating activities as they represent return on investment rather than return on investment capital. This classification increased and decreased previously reported cash flows from operating activities

54  Convergys Corporation 2010 Annual Report

and investing activities by $40.0 and $39.2 for 2009 and 2008, respectively. See Note 5 for additional information about the Cellular Partnerships. In addition, during 2010, the Company reclassified a lease related to an office complex in Orlando, Florida as a capital lease. See Note 7 for additional information.

Use of Estimates  —  The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. These estimates include project completion dates, time and cost required to complete projects for purposes of revenue recognition and future revenue, expense and cash flow estimates for purposes of impairment analysis and loss contract evaluation. Actual results could differ from those estimates. The Company’s results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, and government fiscal policies, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings.

Foreign Currency  —  Assets and liabilities of foreign operations are translated to U.S. dollars at year-end exchange rates. Revenues and expenses are translated at average exchange rates for the year. Translation adjustments are accumulated and reflected as adjustments to comprehensive income (loss), a component of Shareholder’s Equity, and included in net earnings only upon sale or liquidation of the underlying foreign subsidiary. Gains or losses resulting from foreign exchange transactions are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) within other income (expense), net.

Revenue Recognition  —  Revenues from Customer Management, which accounted for 84% of the Company’s 2010 consolidated revenues, mostly consist of fees generated from outsourced services provided to the Company’s clients. Information Management, which accounted for 15% of 2010 consolidated revenues, generates its revenues from three primary sources: data processing, professional and consulting services and license and other services.

The Company’s revenues are recognized in conformity with Financial Accounting Standards Board (FASB) ASC Topic 605-10, “Revenue Recognition (ASC 605-10), ASC Topic 605-25, “Revenue Arrangements with Multiple Deliverables” (ASC 605-25), and ASC Topic 985-605, “Software Revenue Recognition” (ASC 985-605). Revenues are recognized only when there is evidence of an arrangement and the Company determines that the fee is fixed and determinable and collection of the fee included in the arrangement is considered probable. When determining whether the fee is considered fixed and determinable and collection is probable, the Company considers a number of factors including the creditworthiness of the client and the contractual payment terms. If a client is not considered creditworthy, all revenue under arrangements with that client is recognized upon receipt of cash. If payment terms extend beyond what is considered customary or standard in the related industry and geographic location, the related fees are considered extended and deferred until they become due and payable.

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

Convergys Corporation 2010 Annual Report  55

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

these advanced speech recognition solutions are recognized pursuant to ASC 985, more fully described below with Information Management revenues.

Professional and consulting revenues accounted for 39% of the 2010 Information Management revenues. These revenues consist of fees generated for installation, implementation, customization, training and managed services related either to the clients’ use of Information Management’s software in Information Management’s data centers or in their own processing environments. The professional and consulting revenues are recognized monthly based on time and materials incurred at contractually agreed upon rates or, in some instances, based upon a fixed fee. Professional and consulting services provided in connection with license arrangements are evaluated to determine whether those services are essential to the client’s functionality of the software. When significant customization or modification of the software and the development of complex interfaces are required to meet the client’s functionality, those services are considered essential. Accordingly, the related professional and consulting revenue is recognized together with the license fee using the percentage-of-completion method. The Company calculates the percentage of work completed by comparing contract costs incurred to date to total estimated contract costs at completion. Payment for these services sometimes is dependent on milestones (e.g., commencement of work, completion of design plan, completion of configuration, completion of customization). These milestone payments normally do not influence the Company’s revenue recognition as the scheduled payments coincide with the period of time the Company completes the work. When the professional and consulting services provided in connection with license arrangements are not considered essential or when professional and consulting services are provided in connection with outsourcing arrangements, the revenues are recognized as the related services are delivered.

License and other revenues, which accounted for 42% of the 2010 Information Management revenues, consist of revenues generated from the sale of licenses to use Information Management’s proprietary software and related software support and maintenance fees. License arrangements are contracted as either perpetual or term licenses, depending on the software product. When Information Management provides professional and consulting services that are considered essential to the software’s functionality, the license element is recognized together with the professional and consulting element using the percentage-of-completion method. In circumstances where the Company is providing professional and consulting services that are considered essential to the software’s functionality, and the Company is unable to determine the pattern in which Information Management’s professional and consulting services will be utilized, the license revenue is recognized on a straight-line basis over the implementation period. When Information Management is not required to provide services that are considered essential to the software’s functionality, the license element is recognized upon delivery of the software, assuming all other revenue recognition criteria have been met.

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

56  Convergys Corporation 2010 Annual Report

residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration less the aggregate VSOE of fair value of the undelivered elements.

Data processing, which accounted for 19% of the 2010 Information Management revenues, consists of monthly fees for processing client transactions in Information Management’s data centers and, in some cases, the clients’ data centers, using Information Management’s proprietary software. Data processing revenues are recognized based on the number of invoices, subscribers or events that are processed by Information Management using contractual rates. In connection with any new data processing outsourcing arrangements, Information Management often must perform significant set-up activities or implementations, including the installation and customization of its proprietary software in its centers. Under these arrangements, a client does not take possession of the software nor has the right to take possession of the software without incurring a significant penalty. As the client does not derive benefit from the implementation itself (but rather from the underlying services that are delivered once the systems and processes are launched), the implementation services do not meet the separation criteria as defined primarily under ASC 605. Therefore, any proceeds collected for the implementation are deferred and recognized over the contract period beginning from the commencement of services.

The Company considers the criteria established primarily by ASC Topic 605-45, “Principal Agent Considerations,” (ASC 605-45) in determining whether revenue should be recognized on a gross versus a net basis. Factors considered in determining if gross or net basis recognition is appropriate include whether the Company is primarily responsible to the client for the services, has discretion on vendor selection, or bears credit risk. The Company provides certain services to clients using third party vendors. Typically, the costs incurred with third party vendors related to these services are passed through to the clients. In consideration of the above mentioned criteria, total payments the Company receives from clients related to these services are recorded as revenue and payments the Company makes to third party vendors are recorded as cost of providing services and products sold.

The Company sometimes earns supplemental revenues in each of the two segments depending on the satisfaction of certain service levels or achievement of certain performance measurement targets. The supplemental revenues are recognized only after required measurement targets are met.

The Company recognizes revenues from transition services provided to the buyer of the HR Management business as such services are performed.

Stock Compensation  —  Convergys provides stock-based awards to certain employees and Directors. The Company recognizes the compensation cost of all share-based awards ratably on a straight-line basis over the requisite service period of the award. Tax benefits related to this stock compensation expense are reported as financing cash flow and tax expenses are reported as operating cash flow. Further, the Company applies an estimated forfeiture rate to unvested awards when computing the stock compensation-related expenses.

Income Taxes  —  The provision for income taxes includes taxes paid, currently payable or receivable, and those deferred. Under U.S. GAAP, the Company recognizes deferred tax assets and liabilities based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be settled or realized.

The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of

Convergys Corporation 2010 Annual Report  57

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

The Company also reviews its tax activities and evaluates uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit, which is the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense.

Other Comprehensive Income (Loss)  —  Components of other comprehensive income (loss) include currency translation adjustments, changes related to pension liabilities, net of tax, and unrealized gains (losses) on hedging activities, net of tax. Foreign currency translation adjustments generally are not adjusted for income taxes as they relate to indefinite investments in non-U.S. operations. Accumulated other comprehensive loss also includes, net of tax, actuarial gains or losses, prior service costs or credits and transition assets and obligations that are not recognized as components of net periodic pension cost.

Concentration of Credit Risk  —  In the normal course of business, the Company is exposed to credit risk. The principal concentrations of credit risk are short-term investments, accounts receivable and derivative instruments. The Company regularly monitors credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in a loss. Historically, credit losses on accounts receivable have not been material because of the large concentration of revenues with a small number of large, established companies. The Company does not require collateral or other security to support accounts receivable. The Company evaluates the creditworthiness of its clients in conjunction with its revenue recognition processes, as discussed above, as well as through its ongoing collectability assessment processes for accounts receivable. The Company maintains an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific clients, historical trends and other information. The Company limits its counterparty credit risk exposures by entering into derivative contracts with significant financial institutions that are rated A or better by S&P.

Cash Equivalents  —  Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Receivables  —  Trade receivables are comprised primarily of amounts owed to the Company by clients and are presented net of an allowance for doubtful accounts of $11.0 and $13.1 at December 31, 2010 and 2009, respectively. Contracts with individual clients determine when receivables are due, generally within 30-60 days, and whether interest is accrued on late payments.

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

58  Convergys Corporation 2010 Annual Report

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

The Company reviews property, plant and equipment asset groups for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company monitors these changes and events on at least a quarterly basis. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset group, or a current expectation that an asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the property, plant and equipment asset groups, as well as specific appraisals in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other property, plant and equipment asset groups. If the future undiscounted cash flows result in a value that is less than the carrying value, then the long-lived asset is considered impaired and a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair value. Various factors that the Company uses in determining the impact of these assessments include the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such asset groups, and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. Because judgment is involved in determining the fair value of property, plant and equipment asset groups, there is risk that the carrying value of these assets may require adjustment in future periods.

Software Development Costs  —  Research and development expenditures are charged to expense as incurred. The development costs of software to be marketed are charged to expense until technological feasibility is established and capitalized thereafter, subject to assessment of realizability. Amortization of the capitalized amounts is computed using the greater of the sales ratio method or the straight-line method over a life of five years or less. The Company did not capitalize any software development costs during the periods reported.

Internal Use Software  —  The Company capitalizes certain expenditures for software that is purchased or internally developed for use in the business. During 2010, 2009, and 2008, internally developed software amounts capitalized were $5.6, $3.7, and $3.3, respectively. Amortization of internal use software begins when the software is ready for service and continues on the straight-line method generally over a life of three years.

Goodwill and Other Intangibles  —  As discussed more fully in Note 6, goodwill is reviewed at the reporting unit level for impairment as of October 1 and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable.

The impairment test for goodwill involves a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit (Step 1). If the fair value of the reporting units is in excess of the carrying value, the related goodwill is considered not to be impaired and no further analysis is necessary. If the carrying amount of the reporting unit exceeds the fair value, there is an indication of potential impairment and a second step of testing is performed to measure the amount of the impairment, if any, for that reporting unit.

Convergys Corporation 2010 Annual Report  59

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

When required, the second step compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of the nets assets and identifiable intangibles as if the reporting unit were being acquired. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. An impairment charge recognized cannot exceed the amount of goodwill allocated to a reporting unit and cannot be reversed subsequently even if the fair value of the reporting unit recovers.

Fair value of the reporting unit is determined using a combination of the market approach and the income approach. Under the market approach, fair value is based on actual stock prices or transaction prices of comparable companies. The market approach requires significant judgment regarding the selection of comparable companies. Under the income approach, value is dependent on the present value of net cash flows to be derived from the ownership. The income approach requires significant judgment including estimates about future cash flows and discount rates. A combination of methodologies is used and weighted appropriately for reporting units with significant adverse changes in business climate. Management may engage an independent valuation specialist to assist in the Company’s valuation process.

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

Postemployment Benefits  —  The funded status of the Company’s pension and other postretirement benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (PBO) and for the other postretirement benefit plans the benefit obligation is the accumulated postretirement benefit obligation (APBO). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. The measurement of the benefit obligation is based on the Company’s estimates and actuarial valuations. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain key assumptions that require significant judgment, including, but not limited to, estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates. For additional

60  Convergys Corporation 2010 Annual Report

information regarding plan assumptions and the current financial position of the pension and other postretirement plans, see Note 9.

The Company provides severance benefits to certain employees. The Company accrues the benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.

Government Grants  —  From time to time, the Company receives grants from local or state governments as an incentive to locate or retain operations in their jurisdictions. Depending on the arrangement, the grants are either received up-front or at the time the Company achieves the milestones set forth in the grant. The Company’s policy is to record the grant funds received as deferred credit and to amortize the deferred credit as a reduction of cost of providing services and products sold or selling, general and administrative expense as the milestones are met over the term of the grant. The terms of the grants range from one to fifteen years.

Derivative Instruments  —  The Company’s risk management strategy includes the use of derivative instruments to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. The Company currently uses cash flow and fair value hedges. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. The Company generally enters into forward exchange contracts expiring within 36 months as hedges of anticipated cash flows denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. Additionally, the Company from time to time enters into interest rate swap agreements to effectively fix the interest rates of variable rate borrowings. In using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, the Company exposes itself to counterparty credit risk.

All derivatives, including foreign currency exchange contracts, are recognized in the Consolidated Balance Sheets at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. On the date the derivative contract is entered into, the Company determines whether the derivative contract should be designated as a hedge. For derivatives that are designated as hedges, the Company further designates the hedge as either a fair value or cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as fair value hedges are recorded in the Consolidated Statement of Operations and Comprehensive Income (Loss) along with the loss or gain on the hedged asset or liability. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are reported as a component of Other Comprehensive Income (Loss) and reclassified into earnings in the same line-item associated with the forecasted transaction and in the same periods during which the hedged transaction impacts earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

The Company also periodically enters into forward exchange contracts and options that are not designated as hedges. The purpose of the majority of these derivative instruments is to protect the Company against foreign

Convergys Corporation 2010 Annual Report  61

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

3. Discontinued Operations

In March 2010, the Company signed a definitive agreement to sell its HR Management line of business and, in June 2010, the Company substantially completed the sale of this business to NorthgateArinso, the Human Resource division of Northgate Information Solutions Limited, for approximately $100. The consideration received at closing consisted of approximately $80 in cash and a zero coupon note issued by NorthgateArinso in the principal amount of $15. The note is payable in increments of $5 on the second anniversary of closing and $10 on the third anniversary of closing. The completion of the sale of foreign HR Management operations closed in the third and fourth quarters of 2010 and resulted in an additional $5 in cash received. Final settlement of working capital adjustments resulted in cash payments by Convergys of approximately $7 during the fourth quarter. In connection with and at the time of the completion of the sale in June 2010, the Company made cash payments of $28.2 for certain obligations of the HR Management business, the impact of which is included in cash flows from operating activities of discontinued operations.

The gain on the sale of HR Management amounted to $35.2 pretax and $5.6 after tax at December 31, 2010. The sale of HR Management was a taxable transaction that resulted in $29.6 being recorded for the combined federal, state and foreign income taxes. The gain on sale included the elimination of $67.1 of goodwill and intangible assets.

As a result of the sale of the HR Management line of business, the operating results, and assets and liabilities related to HR Management have been reflected as discontinued operations for all periods presented. For prior periods, certain costs that had previously been allocated to the HR Management segment are now included in continuing operations. These costs were $9.1, $32.1 and $26.5 for December 31, 2010, 2009 and 2008, respectively, and are reflected in Corporate and Other. Beginning June 1, 2010, the Company began earning transition services revenues for services provided to the buyer under agreements lasting from three to eighteen months. During 2010, the Company earned $24.0 in revenue under these transition services agreements subsequent to the close of the sale. These revenues are reflected in Corporate and Other and largely offset the related costs described above incurred subsequent to June 1, 2010. The Company has taken and continues to take actions to reduce these costs.

62  Convergys Corporation 2010 Annual Report

Summarized operating results of the HR Management business are as follows:

	Year Ended December 31,
	2010	2009	2008

Revenue	$107.2	$406.2	$259.5

Income (loss) before tax	25.3	(213.7)	(334.3)

Gain (loss) on disposition	35.2	0.0	0.0

Income (loss) before income taxes	60.5	(213.7)	(334.3)

Income tax (benefit) expense

Expense (benefit) related to operations	9.4	(51.9)	(94.9)

Expense (benefit) related to gain (loss) on disposition	29.6	0.0	0.0

Income (Loss) from discontinued operations, net of tax	$21.5	$(161.8)	$(239.4)

The major classes of assets and liabilities that were included as part of the HR Management business and presented during these periods as held for sale were as follows:

	At December 31,
	2010	2009

Assets:

Current assets	$—	$41.4

Property and equipment, net	—	17.2

Other assets	—	94.0

Total assets	$—	$152.6

Liabilities:

Current liabilities	—	48.5

Other liabilities	—	85.9

Total liabilities	$—	$134.4

Cash flows generated from discontinued operations are presented separately in the Company’s Consolidated Statements of Cash Flows.

4. Earnings (Loss) Per Share and Shareholder’s Equity

Earnings (Loss) per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

		Continuing Operations		Discontinued Operations		Total
Shares (in Millions)	Shares	Net (Loss) Income	Per Share Amount	Net Income (Loss)	Per Share Amount	Per Share Amount

2010:

Basic EPS	123.1	$(74.7)	$(0.61)	$21.5	$0.18	$(0.43)

Effect of dilutive securities:

Stock-based compensation arrangements	—	—		—		—

2029 Convertible Debentures	—	—	—	—	—	—

Diluted EPS	123.1	$(74.7)	$(0.61)	$21.5	$0.18	$(0.43)

2009:

Basic EPS	122.8	$84.5	$0.69	$(161.8)	$(1.32)	$(0.63)

Effect of dilutive securities:

Stock-based compensation arrangements	2.1	—	(0.01)	—	0.02	0.01

2029 Convertible Debentures	—	—	—	—	—	—

Diluted EPS	124.9	$84.5	$0.68	$(161.8)	$(1.30)	$(0.62)

2008:

Basic EPS	123.5	$146.5	$1.19	$(239.4)	$(1.94)	$(0.75)

Effect of dilutive securities:

Stock-based compensation arrangements	2.3	—	(0.03)	—	0.04	0.01

Diluted EPS	125.8	$146.5	$1.16	$(239.4)	$(1.90)	$(0.74)

The diluted EPS calculation excludes the effect of 5.8, 7.9 and 9.2 outstanding stock options for the years ended December 31, 2010, 2009 and 2008, respectively, because they are anti-dilutive. The calculation also excludes the effect of 2.2 restricted stock units and 0.2 shares related to the 2029 Convertible Debentures in 2010 because they are anti-dilutive.

Convergys Corporation 2010 Annual Report  63

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

Shareholders’ Equity

There were 2.4 million shares repurchased during the year ended December 31, 2010 at an average price of $10.15 per share for a total of $24.9. The timing and terms of any future transactions will depend on a number of considerations including market conditions and liquidity. There were no shares repurchased during the year ended December 31, 2009. Below is a summary of the Company’s share repurchases for the years ended December 31, 2010, 2009 and 2008:

2010	2.4 million shares	$24.9

2009	0	$0.0

2008	7.7 million shares	$116.6

At December 31, 2010, the Company has the authority to repurchase 4.6 million additional common shares pursuant to current authorizations.

As described in Note 7, during 2009 the Company issued approximately $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Convertible Debentures). The 2029 Convertible Debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or 82.82 shares per one thousand in principal amount of debentures. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2029 Convertible Debentures and settle the remainder of the debentures in cash or stock at the Company’s option.

Preferred Shares

The Company is authorized to issue up to 5 million preferred shares, of which 4 million would have voting rights. At December 31, 2010 and 2009, there were no preferred shares outstanding.

5. Cellular Partnership

The Company’s 33.8% limited partnership interest in the Cincinnati SMSA Limited Partnership qualifies as significant under the Securities and Exchange Commission Regulation S-X, Article 1, Rule 1-02(w). Audited financial information reported by the Cincinnati SMSA Limited Partnership, a provider of wireless communications in central and southwestern Ohio and northern Kentucky, is presented in the following tables. The Company accounts for its interest in the Cellular Partnership under the equity method of accounting. Audited financial statements of the Cincinnati SMSA Limited Partnership for the year ended December 31, 2010 have been included as an Exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Since the Cellular Partnership was organized as a limited partnership, the partners are responsible for income taxes applicable to their share of taxable income generated by the Cellular Partnership. The net income of the Cincinnati SMSA Limited Partnership reflected in the following table does not include any provision for income taxes incurred by the partners.

	Year Ended December 31,
	2010	2009	2008

Revenues	$653.5	$592.0	$507.3

Income from operations	124.1	128.9	103.9

Net income	120.9	126.5	100.3

	At December 31,
	2010	2009

Current assets	$66.9	$66.7

Non-current assets	246.5	213.4

Current liabilities	22.7	23.2

Non-current liabilities	30.1	53.9

The Company’s equity in earnings of equity method investees for the three years ended December 31, 2010, 2009 and 2008, respectively, is as follows:

	Year Ended December 31,
	2010	2009	2008

Convergys’ equity in earnings of Cincinnati SMSA Limited Partnership	$46.1	$40.1	$34.4

Convergys’ equity in earnings of other equity method investees	1.1	0.9	1.3

Total equity in earnings of cellular partnerships	$47.2	$41.0	$35.7

64  Convergys Corporation 2010 Annual Report

6. Goodwill and Other Intangible and Long-Lived Assets

Goodwill

The Company tests goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the second step requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Fair value of the reporting units is determined using a combination of the market approach and the income approach. Under the market approach, fair value is based on actual stock price or transaction prices of comparable companies. Under the income approach, value is dependent on the present value of net cash flows to be derived from the ownership. The implied fair value of the Company’s reporting units is determined based on significant unobservable inputs; accordingly, these inputs fall within Level 3 of the fair value hierarchy under U.S. GAAP.

For 2010, the Company tested goodwill for the following reporting units: Customer Management—Live Agents, Customer Management—RTM (RTM), and Information Management. HR Management, a separate reporting unit in 2009, was sold in June 2010. In 2009, the Information Management reporting unit was tested on a disaggregated basis as the Information Management North America and Information Management International reporting units. As a result of changes in the organizational and financial reporting structure of the Company, these reporting units have now been combined.

The results of the first step of the impairment testing performed as of October 1, 2010 indicated an impairment in the RTM reporting unit, and accordingly, the second step of the impairment model was performed on this reporting unit. The impairment charge for the Company’s RTM reporting unit was the result of a change in the strategic plan for the unit, which was finalized in the fourth quarter of 2010, reflecting the output of the Company’s annual strategic business planning process. As a result of declining revenue during the preceding 12 months, lower future revenue projections and transaction valuation multiples lower than those supported at the time of the Intervoice acquisition in 2008, the fair value of the reporting unit was determined to be less than carrying value. In the second step, a hypothetical purchase price allocation of the reporting unit’s net assets is performed using the fair value calculated in Step 1. Based on the results of the second step, the Company recorded a $166.5 ($160.8 after tax) goodwill impairment charge recorded within the asset impairment caption in the accompanying Consolidated Statements of Operations. The remaining goodwill balance allocated to the RTM reporting unit that was not impaired as of December 31, 2010 is $45.8.

Based on the results of its first-step impairment tests performed as of October 1, 2010, the Company had no goodwill impairment related to the Information Management and Customer Management-Live Agent reporting units. The Company had no goodwill impairment related to any of its reporting units included in continuing operations during 2009. The Company believes it makes every reasonable effort to ensure that it accurately estimates the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in impairment losses.

Convergys Corporation 2010 Annual Report  65

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

Below is a progression of goodwill for the Company’s segments for 2010 and 2009:

	Customer Management	Information Management	Total

Balance at January 1, 2009	$776.4	$189.4	$965.8

Acquisitions	(0.7)	3.1	2.4

Foreign currency and other	10.1	1.0	11.1

Balance at December 31, 2009	$785.8	$193.5	$979.3

Acquisitions	—	3.3	3.3

Impairment	(166.5)	—	(166.5)

Foreign currency and other	4.8	(0.4)	4.4

Balance at December 31, 2010	$624.1	$196.4	$820.5

The goodwill additions to the Information Management segment for the years ended December 31, 2010 and 2009 resulted from additional earn-out payments of $3.3 and $3.1, respectively, as certain performance targets were met with respect to a small acquisition in 2008. Accumulated goodwill impairment charges at December 31, 2010 and 2009 were $166.5 and $0.0, respectively. All accumulated goodwill impairment charges as of December 31, 2010 relate to the Customer Management segment.

Other Intangible Assets

The Company’s other intangible assets, primarily acquired through business combinations, are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts. No impairment charges were recognized in 2010. The evaluation of intangible assets during 2009 resulted in recording impairment charges of $3.1 related to certain acquired intangible assets. As of December 31, 2010 and 2009, the Company’s other intangible assets consisted of the following:

2010:	Gross Carrying Amount	Accumulated Amortization	Net

Software (classified with Property, Plant & Equipment)	$88.6	$(59.6)	$29.0

Trademarks	12.0	(7.8)	4.2

Customer relationships and other intangibles	154.6	(118.7)	35.9

Total	$255.2	$(186.1)	$69.1

2009:

Software (classified with Property, Plant & Equipment)	$88.6	$(51.6)	$37.0

Trademarks	12.0	(5.3)	6.7

Customer relationships and other intangibles	149.7	(106.8)	42.9

Total	$250.3	$(163.7)	$86.6

The intangible assets are being amortized using the following amortizable lives: two to eight years for software, four years for trademarks and five to twelve years for customer relationships and other. The remaining weighted average amortization period for intangible assets is 5.6 years.

Customer relationships, trademarks and other intangibles amortization expense was $10.1 for the year ended December 31, 2010 and the related estimated expense for the five subsequent fiscal years is as follows:

For the year ended 12/31/11	$10

For the year ended 12/31/12	9

For the year ended 12/31/13	7

For the year ended 12/31/14	3

For the year ended 12/31/15	3

Thereafter	8

66  Convergys Corporation 2010 Annual Report

Long-Lived Assets

The Company evaluates its property, plant and equipment when events or circumstances indicate a possible inability to recover their carrying amounts. During 2010, the Company committed to a plan to sell two facilities. At December 31, 2010, the property met the “Held-for-Sale” criteria set forth in U.S. GAAP, resulting in classification of $11.8 of property, plant and equipment as Held-for-Sale; the book value was adjusted to its fair value less costs to sell, resulting in an impairment charge of $14.6 ($9.3 after tax) recorded within the asset impairments caption in the accompanying Consolidated Statements of Operations. Fair value was determined based on discounted cash flow analysis which contains significant unobservable inputs that fall within Level 3 of the fair value hierarchy under U.S. GAAP.

7. Debt

Debt consists of the following:

	At December 31,
	2010	2009

Revolving credit facility	$—	$400.0

2029 Convertible Debentures	56.6	56.3

Capital Lease Obligations	58.0	3.6

Accounts Receivable Securitization	85.0	—

Other	10.7	9.7

Total debt	210.3	469.6

Less current maturities	91.0	405.2

Long-term debt	$119.3	$64.4

Weighted average effective interest rates:

Revolving credit facility	4.2%	3.3%

Accounts Receivable Securitization	2.4%	—

2029 Convertible Debentures	7.6%	7.6%

Other	4.2%	8.3%

At December 31, 2010, the Company has not drawn any of the $400.0 available under our $400 Five-Year Competitive Advance and Revolving Credit Facility (the Revolving Credit Facility). During 2010, the Company repaid $400.0 previously drawn under this facility. The facility was fully drawn at December 31, 2009. The interest rate on the Revolving Credit Facility is based on LIBOR or the prime rate. The commitment fee on this facility at December 31, 2010 was 0.5%. The maturity date of the Credit Facility Agreement is October 20, 2011. The Company’s credit facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios, as defined in the Credit Facility Agreement. The Company’s interest coverage ratio cannot be less than 4.00 to 1.00 as determined on a rolling four quarter basis. The Company’s debt-to-EBITDA ratio cannot be greater than 3.25 to 1.00 for any measured period. At December 31, 2010, the Company was in compliance with all covenants.

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

Convergys Corporation 2010 Annual Report  67

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

The Company may not redeem the 2029 Convertible Debentures prior to September 15, 2019, except if certain U.S. federal tax legislation, regulations or rules are enacted or are issued. On or after September 15, 2019, the Company may redeem for cash all or part of the 2029 Convertible Debentures for the principal amount, plus any accrued and unpaid interest, if the last closing price of the Company’s common shares has been at least 150% of the applicable conversion price for at least 20 trading days immediately prior to the date on which the Company provides notice of redemption. Holders may convert their 2029 Convertible Debentures prior to the close of business on the business day immediately preceding September 15, 2028, if certain market conditions related to the trading price of the Company’s common shares and 2029 Convertible Debentures occur. On or after September 15, 2028, holders may convert their 2029 Convertible Debentures at the option of the holder regardless of the foregoing circumstances. Holders may also convert if the Company calls any or all of the 2029 Convertible Debentures for redemption prior to the maturity date. The conversion rate will equal 100% of the principal amount of the 2029 Convertible Debentures to be redeemed, plus accrued and unpaid interest and will be subject to adjustment for certain events outlined in the Indenture. If certain events occur in the future, the Indenture provides that each holder of the debentures can, for a pre-defined period of time, require the Company to repurchase the holder’s debentures for the principal amount plus any accrued and unpaid interest. The Company concluded that the indentures are not conventional convertible debt instruments and that the embedded stock conversion option qualifies as a derivative. Under the appropriate authoritative guidance, the Company further concluded that the option is indexed to the Company’s stock and does not require bifurcation from the host instrument. Therefore, the embedded conversion option is not accounted for separately as a derivative.

The 2029 Convertible Debentures, which pay a fixed rate of interest semi-annually, have a contingent interest component that will require the Company to pay interest based on the trading price of the debentures exceeding a specified threshold at specified times, commencing on September 15, 2019, as outlined in the Indenture. The maximum amount of contingent interest that will accrue is 0.75% per annum of the average trading price of the debentures during the periods specified in the Indenture. The fair value of this embedded derivative was not significant at December 31, 2010 and 2009.

At the date of issuance, the Company recognized the liability component of the 2029 Convertible Debenture at its fair value of $56.3. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the value of the conversion feature at issuance, is recognized as the difference between the proceeds from the issuance of the debentures and the fair value of the liability component, after adjusting for the deferred tax impact of $32.7. The 2029 Convertible Debentures were issued at a coupon rate of 5.75%, which was below that of a similar instrument that does not have a conversion feature. Therefore, the valuation of the debt component, using the income approach, resulted in a debt discount. The debt discount will be amortized over the life of a similar debt instrument without a conversion feature, which the Company determined to equal the contractual maturity of the 2029 Convertible Debentures. Amortization is based upon the effective interest rate method and will be included within the interest expense caption in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

As of December 31, 2010, the 2029 Convertible Debentures “if-converted” value was $136.4. Based on

68  Convergys Corporation 2010 Annual Report

quoted market prices at December 31, 2010, the fair value of the Company’s 2029 Convertible Debentures is $173.3.

The Company leased an office complex in Orlando, Florida, under an agreement that expired in June 2010 (the “Orlando lease”). The Orlando lease was historically accounted for as an operating lease. Pursuant to the terms of the lease, on October 8, 2009, the Company was required to provide notice to the Lessor of its intention to either purchase the property for $65.0 or arrange to have the office complex sold to a third party (the terms of the lease provided the Lessor with a residual value guarantee from the Company of up to $55.0). Although continuing to pursue a refinancing of the Orlando lease, on October 8, 2009, the Company legally elected the purchase option under the required notification provision of the lease agreement.

The election to purchase is considered a contract modification requiring reassessment of the classification of the lease under applicable accounting principles. Because of the Company’s effective election of the purchase option in October 2009, the lease should have been reclassified as a capital lease instead of an operating lease at that time. The impact of the reclassification as a capital lease on previously issued financial statements is not material. In 2010, the Company recorded a capital lease obligation and property of $55.0 related to this facility, coincident with the completion of the refinancing of the lease discussed below.

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

Including the $55.0 obligation for the Orlando facility, total capital lease obligations were $58.0 and $3.6 at December 31, 2010 and 2009, respectively.

During 2009, the Company entered into a $125.0 asset securitization facility collateralized by accounts receivables of certain of its subsidiaries, of which $50.0 was scheduled to expire in June 2010 and $75.0 expires in June 2012. The $50.0 that was scheduled to expire in June 2010 has been extended through June 2011. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. As of December 31, 2010, the Company had borrowings of $85.0 under this facility. As of December 31, 2009, this facility was undrawn.

Other debt of $10.7 and $9.7 at December 31, 2010 and 2009, respectively, consisted of miscellaneous domestic and international borrowings.

At December 31, 2010, future minimum payments of the Company’s debt and capital lease arrangements are as follows:

2011	$91.0

2012	1.7

2013	—

2014	6.0

2015	55.0

Thereafter	125.0

Total	$278.7

8. Restructuring

2010 Restructuring

During 2010, the Company initiated a restructuring plan and incurred a total charge of $36.7 consisting of $22.4 of severance-related charges and $14.3 of facility-related charges. The $22.4 of severance-related charges were comprised of $13.3 at Customer Management and $3.0 at Information Management, largely to reduce headcount and

Convergys Corporation 2010 Annual Report  69

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

align resources to business needs and $6.1 at Corporate to further simplify operations and to reflect the impact of the sale of the HR Management line of business. The severance charge of $22.4 will largely be paid in cash pursuant to the Company’s existing severance policy and employment agreements. These actions will affect approximately 1,000 professional employees and approximately 1,400 non-salaried employees worldwide and are expected to be completed by the end of 2011. The facility-related charge of $14.3 relates to lease rent accruals and penalties for properties that have closed as the result of consolidating facilities and shifting capacity. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. The fair value measurement utilized internal discounted cash flows, which is a Level 3 input. The Company used estimates, based on consultation with the Company’s real estate advisors, to determine the proceeds from any future sublease agreements. The Company will continue to evaluate these estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to these facility closures in the future. At December 31, 2010, the facility-related restructuring reserve had an outstanding balance of $9.9, which will be paid over several years until the leases expire.

Below is a summary of the 2010 net restructuring charge of $36.7 by segment:

	Customer Management	Information Management	Corporate	Total

Severance costs	$13.3	$3.0	$6.1	$22.4

Facility-related costs	9.3	5.0	—	14.3

Total restructuring	$22.6	$8.0	$6.1	$36.7

Restructuring liability activity for the 2010 plans, the balance of which is included within Payables, deferred revenue and other current liabilities on the Company’s balance sheets, consisted of the following:

2010

Severance charge	$22.4

Facility charge	14.3

Severance payments	(10.0)

Facility payments	(4.4)

Balance at December 31, 2010	$22.3

2009

During 2009, the Company initiated a restructuring plan to reduce headcount and align resources to future business needs. The total charge recorded in 2009 was $43.3, and included $27.0 of severance-related charges and $16.3 of facility-related charges. Severance charges were comprised of $15.3 at Information Management related to shifting the geographic mix of certain resources and further streamlining of operations, $6.7 at Customer Management resulting from a reduction in one international program and efforts to streamline operations and $5.0 at Corporate to reduce headcount. All severance charges will largely be paid in cash pursuant to the Company’s existing severance policy and employment agreements. These actions affected approximately 1,000 of the Company’s worldwide salaried employees and approximately 800 non-salaried employees. The severance actions were substantially completed by the end of 2010.

Below is a summary of the 2009 net restructuring charge of $43.3 by segment:

	Customer Management	Information Management	Corporate	Total

Severance costs	$6.7	$15.3	$5.0	$27.0

Facility-related costs	1.2	15.1	—	16.3

Total restructuring	$7.9	$30.4	$5.0	$43.3

70  Convergys Corporation 2010 Annual Report

The $16.3 facility-related charge relates to lease rent accruals for properties that have closed as the result of consolidating facilities. The $15.1 recorded at Information Management largely relates to consolidating facilities in the United Kingdom. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. The Company used estimates, based on consultation with the Company’s real estate advisors, to determine the proceeds from any future sublease agreements. The Company will continue to evaluate these estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to this facility closure in the future. At December 31, 2010, this facility-related restructuring reserve had an outstanding balance of $10.8, which will be paid over several years until the leases expire.

Restructuring liability activity for the 2009 plan consisted of the following:

	2010	2009

Restructuring charge	$36.3	$43.3

Severance payments	(17.6)	(6.7)

Facility payments	(5.2)	(0.3)

Balance at December 31	$13.5	$36.3

2008

During 2008, the Company initiated a restructuring plan to align resources to future business needs and to shift the geographic mix of some of its resources. Restructuring actions were taken in each business segment, of which $14.0 related to Customer Management, $9.7 related to Information Management and $0.2 related to Corporate. The $23.9 restructuring consisted primarily of cash paid pursuant to the Company’s severance policy and employment agreements as well as facility closure related accruals of $1.8. These actions, which affected approximately 1,500 professional and administrative employees and 1,000 non-salaried employees worldwide, were fully completed in 2009.

Below is a summary of the 2008 net restructuring charge of $23.9 by segment:

	Customer Management	Information Management	Corporate	Total

Severance costs	$12.2	$9.7	$0.2	$22.1

Facility-related costs	1.8	—	—	1.8

Total restructuring	$14.0	$9.7	$0.2	$23.9

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

Convergys Corporation 2010 Annual Report  71

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

Components of pension cost and other amounts recognized in other comprehensive income (loss) for the cash balance plan are as follows:

	Year Ended December 31,
	2010	2009	2008

Service cost	$—	$—	$4.2

Interest cost on projected benefit obligation	11.4	12.0	12.7

Expected return on plan assets	(12.3)	(10.4)	(14.4)

Amortization and deferrals—net	4.7	6.1	1.1

Settlement loss	6.8	—	8.0

Curtailment loss	—	—	4.0

Total pension cost	$10.6	$7.7	$15.6

Other comprehensive income (loss)	$(1.3)	$9.6	$(57.2)

The settlement losses of $6.8 and $8.0 in 2010 and 2008, respectively, resulted from the benefit payments exceeding the sum of the service cost and interest cost. Pension cost for the cash balance plan related to discontinued operations included in the table above for the years ended December 31, 2010, 2009 and 2008 is $0.1, $0.7 and $0.3, respectively.

The reconciliation of the cash balance plan’s projected benefit obligation and the fair value of plan assets for the years ended December 31, 2010 and 2009 are as follows:

	At December 31,
	2010	2009

Change in benefit obligation:

Benefit obligation at beginning of year	$208.6	$201.4

Interest cost	11.4	12.0

Actuarial loss (gain)	15.1	9.8

Benefits paid	(20.4)	(14.6)

Benefit obligation at end of year	$214.7	$208.6

Change in plan assets:

Fair value of plan assets at beginning of year	$129.7	$112.3

Actual return on plan assets	14.6	23.6

Employer contribution	10.2	8.4

Benefits paid	(20.4)	(14.6)

Fair value of plan assets at end of year	$134.1	$129.7

Funded status	$(80.6)	$(78.9)

Amounts recognized in the Consolidated Balance Sheets consisted of:

Non-current liability	$80.6	$78.9

Accumulated other comprehensive income (loss)	$(84.7)	$(83.4)

Accumulated other comprehensive loss at December 31, 2010 and 2009 represents unrecognized actuarial losses of $84.7 ($55.0 net of tax) and $83.4 ($54.2 net of tax), respectively. The actuarial loss included in accumulated other comprehensive loss that is expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2011 is $5.7. The accumulated benefit obligation for the cash balance plan was $214.7 and $208.6 at December 31, 2010 and 2009, respectively.

Estimated future benefit payments from the cash balance plan are as follows:

2011	$9.1

2012	8.7

2013	8.5

2014	37.6

2015	12.4

2016 - 2020	64.1

Total	$140.4

72  Convergys Corporation 2010 Annual Report

Components of pension cost and other amounts recognized in other comprehensive income (loss) for the unfunded executive pension plans are as follows:

	Year Ended December 31,
	2010	2009	2008

Service cost	$0.9	$1.5	$2.0

Interest cost on projected benefit obligation	2.0	2.1	3.5

Amortization and deferrals—net	(0.1)	(0.8)	0.3

Curtailment loss, net	1.8	—	—

Settlement loss	1.4	—	3.3

Total pension cost	$6.0	$2.8	$9.1

Other comprehensive income (loss)	$(3.1)	$(3.9)	$24.0

The Company recognized a $2.2 curtailment loss during 2010 related to the termination of employment of the President and Chief Executive Officer of the Company. The curtailment loss was partially offset by a $0.4 curtailment benefit related to the termination of employment of a senior executive. The Company also recognized a settlement loss related to the CEO transition of $1.4 upon payment of benefits under the unfunded executive pension plan.

The reconciliation of the unfunded executive pension plans’ projected benefit obligation for the years ended December 31, 2010 and 2009 is as follows:

	At December 31,
	2010	2009

Change in benefit obligation:

Benefit obligation at beginning of year	$37.1	$37.4

Service cost	0.9	1.5

Interest cost	2.0	2.1

Change in plan provisions	(0.5)	—

Actuarial loss (gain)	3.8	3.1

Curtailment	2.3	—

Benefits paid	(12.4)	(7.0)

Benefit obligation at end of year	$33.2	$37.1

Funded status	$(33.2)	$(37.1)

Amounts recognized in the Consolidated Balance Sheets consisted of:

Current liability	$25.3	$4.2

Non-current liability	7.9	32.9

Accumulated other comprehensive income (loss)	$2.8	$5.9

Total benefits paid of $12.4 were made via employer contributions.

Included in accumulated other comprehensive income at December 31, 2010 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $1.1 ($0.7 net of tax) and unrecognized actuarial gain of $1.7 ($1.1 net of tax). Included in accumulated other comprehensive income at December 31, 2009 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $2.1 ($1.4 net of tax) and unrecognized actuarial gain $3.8 ($2.5 net of tax). The accumulated benefit obligation for the unfunded executive pension plans was $32.1 and $35.3 at December 31, 2010 and 2009, respectively. The prior service credit expected to be recognized in net periodic pension cost during the year ending December 31, 2011 is $0.1.

Convergys Corporation 2010 Annual Report  73

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

Estimated future benefit payments from the unfunded executive plans are as follows:

2011	$5.2

2012	3.2

2013	3.1

2014	2.4

2015	1.8

2016 - 2020	9.6

Total	$25.3

The following weighted-average rates were used in determining the benefit obligations at December 31:

	2010	2009

Discount rate—projected benefit obligation	5.20%-5.40%	5.50%-6.00%

Future compensation growth rate	4.00%-5.00%	4.00%-5.00%

Expected long-term rate of return on plan assets	8.00%	8.00%

The following weighted-average rates were used in determining the pension cost for all years ended December 31:

	2010	2009	2008

Discount rate—projected benefit obligation	5.50%-6.00%	6.25%-6.50%	6.25%

Future compensation growth rate	4.00%-5.00%	4.00%-5.00%	4.00%-5.00%

Expected long-term rate of return on plan assets	8.00%	8.00%	8.50%

As of December 31, 2010 and 2009, plan assets for the cash balance plan consisted of approximately 70% of equity securities and 30% of fixed income instruments, which is consistent with the Company’s targeted allocation. Plan assets for the cash balance plan included $4.0 and $3.6 of the Company’s common shares at December 31, 2010 and 2009, respectively. The investment objectives for the plan assets are to generate returns that will enable the plan to meets its future obligations. The Company’s expected long-term rate of return was determined based on the asset mix of the plan, past performance and other factors. The Company contributed $10.2 and $8.4 in 2010 and 2009, respectively, to fund its cash balance plan in order to satisfy its Employee Retirement Income Security Act of 1974 (ERISA) funding requirements. The Company expects to make $11.0 in contributions in 2011 to fund its cash balance plan. No plan assets are expected to be returned to the Company during 2011.

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2010 and 2009:

Investments	December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Common/Collective trusts (a)	$126.7	$—	$126.7	$—

Convergys common stock	4.0	4.0	—	—

Equity funds	3.4	—	—	3.4

Total investments	$134.1	$4.0	$126.7	$3.4

Investments	December 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Common/Collective trusts (a)	$122.8	$—	$122.8	$—

Convergys common stock	3.6	3.6	—	—

Equity funds	3.3	—	—	3.3

Total investments	$129.7	$3.6	$122.8	$3.3

(a)	70% of shares of registered investment companies invest in equity securities and 30% in fixed income instruments.

For additional information on the fair value hierarchy, see note 12.

The Company’s pension plan holds Level 3 investments within equity funds which primarily invests in domestic

74  Convergys Corporation 2010 Annual Report

early stage capital funds. The fair value of these investments is based on the net asset value per share of the fund. The pension plan has approximately $0.2 in future funding requirements associated with this investment. The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement. The following table provides a reconciliation of the beginning and ending balances for the Level 3 assets:

	Year Ended December 31
	2010	2009

Balance, beginning of year	3.3	3.5

Unrealized losses relating to instruments still held at the reporting date	(0.1)	(0.2)

Purchases	0.2	—

Balance, end of year	$3.4	$3.3

Savings Plans

The Company sponsors a defined contribution plan covering substantially all U.S. employees. The Company’s contributions to the plan are based on matching a portion of the employee contributions. Total Company contributions to the defined contribution plan were $15.1, $17.6 and $16.1 for 2010, 2009 and 2008, respectively. Plan assets for these plans included 2.2 million ($29.1) and 2.6 million ($27.9) of Company’s common shares at December 31, 2010 and 2009, respectively.

Employee Postretirement Benefits Other Than Pensions

The Company sponsors postretirement health and life insurance plans for certain eligible employees. The Plan provides eligible employees and retirees with the opportunity to direct an amount of their compensation or pension benefits to cover medical, dental and life insurance programs of their choice for their benefit and the benefit of their dependents. The Plan covers both active and retired eligible employees of the Company and its subsidiaries. Employees’ eligibility to participate in the Plan is based upon their date of hire. The Company funds life insurance benefits of certain retirees through a Voluntary Employee Benefit Association (VEBA) trust. Contributions to the Plan consist of (1) compensation or pension benefit deductions that the participant directs the Company, which is also the Plan Sponsor, to deposit into the Plan on their behalf based on the coverage the participant has elected under the Plan, and (2) amounts the Company pays to the Plan that are in excess of the participant-directed deductions. Contributions to the VEBA are subject to IRS limitations developed using the aggregate cost method. At December 31, 2006, the Company eliminated the postretirement life insurance plan benefits for non-retirement eligible employees. The Company’s postretirement benefit cost was $0.5, $0.6 and $(3.7) for 2010, 2009 and 2008, respectively. The amounts included within accumulated other comprehensive loss related to these benefits were $0.8 and $2.8 at December 31, 2010 and 2009, respectively.

Components of other post-employment benefit plan cost and other amounts recognized in other comprehensive income (loss) for the postretirement health and life insurance plans are as follows:

	2010	2009	2008

Service cost	$0.4	$0.5	$0.7

Interest cost on projected benefit obligation	1.4	1.5	1.5

Expected return on plan assets	(0.6)	(0.6)	(0.6)

Amortization and deferrals—net	(0.7)	(0.8)	(0.9)

Curtailment gain	—	—	(4.4)

Total other post-employment benefit plan cost	$0.5	$0.6	$(3.7)

Other comprehensive income (loss)	$(2.0)	$(2.3)	$1.8

Convergys Corporation 2010 Annual Report  75

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

The reconciliation of the postretirement health and life insurance plan’s projected benefit obligation and the fair value of plan assets for the years ended December 31, 2010 and 2009 are as follows:

	At December 31,
	2010	2009

Change in benefit obligation:

Benefit obligation at beginning of year	$25.5	$23.4

Service cost	0.4	0.5

Interest cost	1.4	1.5

Actuarial loss (gain)	0.8	1.1

Part D subsidy	0.1	0.1

Benefits paid	(1.1)	(1.1)

Benefit obligation at end of year	$27.1	$25.5

Change in plan assets:

Fair value of plan assets at beginning of year	$7.5	$7.5

Actual return on plan assets	0.2	0.2

Employer contribution	0.6	0.8

Benefits paid	(1.1)	(1.0)

Fair value of plan assets at end of year	$7.2	$7.5

Funded status	$(19.9)	$(18.0)

Amounts recognized in the Consolidated Balance Sheets consisted of:

Non-current assets	$1.6	$2.3

Current liability	1.0	0.9

Non-current liability	20.5	19.4

Accumulated other comprehensive income (loss)	$0.8	$2.8

Estimated future benefit payments from the postretirement health and life plan are as follows:

2011	$1.3

2012	1.4

2013	1.5

2014	1.6

2015	1.6

2016-2020	9.7

Total	$17.1

Plan assets for the postretirement health and life plan of $7.2 and $7.5 at December 31, 2010 and 2009, respectively are comprised of Level 1 assets. The Company expects to make $1.0 in contributions in 2011 to fund its post retirement health and life plan. No plan assets are expected to be returned to the Company during 2011.

Assumed health care costs trend rates have a significant effect on the amounts reported for the health care plans. The health care cost trend rates at December 31 are as follows:

	2010	2009

Health care cost trend rate assumed for next year	7.06%	7.58%

Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.59%	4.44%

Year that the ultimate rate is reached	2014	2013

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease

Effect on total of service and interest cost	Less than $0.1

Effect on postretirement benefit obligation	$0.2	$0.2

10. Stock-Based Compensation Plans

At December 31, 2010, the Company had 38 million common shares that were authorized for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan (Convergys LTIP), as amended on April 22, 2008. The Convergys LTIP provides for the issuance of stock-based awards to certain employees and Directors. From time to time, the Company grants restricted stock awards that generally vest over terms of three to five years, pursuant to the plan. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares (other than the right to transfer the shares). Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. In prior years, the Company also granted stock options with exercise prices that are no less than market value of the stock at the grant date and have a ten-year term and vesting terms of three to four years. The Company did not

76  Convergys Corporation 2010 Annual Report

issue any stock options to employees or Directors during 2009 or 2008; however, stock options were granted during 2010 that were fully vested at the time they were granted, resulting in compensation cost of approximately $1.1. The Company also grants certain employees and Directors restricted stock units. Unlike the restricted stock awards discussed above, the restricted stock units do not possess dividend or voting rights. The restricted stock units consist of both time-related and performance-related units. The restrictions for the time-related restricted stock units generally lapse three years after the grant date. The performance-related units vest upon the Company’s satisfaction of certain financial market conditions (relative shareholder return versus the S&P 500 return). Performance-related units that have not vested by the end of three years from the grant date (i.e., the performance conditions for vesting of those units have not been met within that period) are forfeited.

The following table shows certain information as of December 31, 2010, with respect to compensation plans under which common shares are authorized for issuance:

	No. of Common Shares to be Issued Upon Exercise	Weighted Average Exercise Price	Common shares Available for Future Issuance

Equity compensation plans approved by shareholders

Stock options	5,751,887	$31.66	—

Restricted stock	—	—	—

Restricted stock units	4,132,076	—	—

Total	9,883,963	$31.66	8,393,599

The Company’s operating results reflect long-term incentive plan expense of $14.8, $17.5 and $18.3 for the years ended December 31, 2010, 2009 and 2008, respectively. Long-term incentive plan expense related to discontinued operations for these periods was $0.9, $2.5, and $3.1, respectively. Long-term incentive plan expenses include: (a) incentive plan expense that is paid in cash based on relative shareholder return, and (b) stock compensation expense. Stock compensation expense for the year ended December 31, 2010, 2009 and 2008 was $15.3, $19.1 and $19.4, respectively.

Stock Options

Presented below is a summary of Company stock option activity:

Shares (in Thousands)	Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2008	10,941	$29.55

Options exercised in 2008	(233)	13.29

Options forfeited in 2008	(1,362)	25.02

Options outstanding and exercisable at December 31, 2008	9,346	$30.69

Options exercised in 2009	—	N/A

Options forfeited in 2009	(1,486)	22.67

Options outstanding and exercisable at December 31, 2009	7,860	$32.21

Options granted in 2010	300	10.88

Options exercised in 2010	(38)	$11.74

Options forfeited in 2010	(2,370)	31.14

Options outstanding and exercisable at December 31, 2010	5,752	$31.66

The weighted average remaining contractual term for both the outstanding and exercisable options at December 31, 2010 was approximately 1.1 years. The weighted average grant date fair value per share for the outstanding and exercisable options at December 31, 2010 was $12.16.

Convergys Corporation 2010 Annual Report  77

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

The following table summarizes the status of the Company stock options outstanding and exercisable at December 31, 2010:

Shares (in Thousands)		Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.0 to $11.55	1,235	2.5	$11.39

$11.56 to $22.22	428	2.1	13.85

$22.23 to $29.53	113	1.3	28.13

$29.54 to $36.49	120	0.3	34.27

$36.50 to $36.67	1,886	1.0	36.67

$36.68 to $43.50	66	0.3	39.65

$43.51 and Over	1,904	0.1	43.60

Total	5,752	1.1	$31.66

The total intrinsic value of stock options exercised was less than $0.1 in 2010 and 2009 and $0.5 in 2008. The actual tax benefit realized from the exercised stock options was less than $0.1 in 2010 and 2009 and $0.2 in 2008. The total grant date fair value of stock options that vested during 2010, 2009 and 2008 was $1.1, $0 and $0, respectively. As of December 31, 2010, the aggregate intrinsic value of outstanding stock options was $2.4.

Restricted Stock Awards and Restricted Stock Units

During 2010, 2009 and 2008, the Company granted 2.3 million, 2.8 million and 1.6 million shares, respectively, of restricted stock and restricted stock units. The weighted average fair values of these grants were $11.45, $7.69 and $12.09, respectively. Included in the total grants were 1.0 million, 1.8 million and 1.2 million of performance-related restricted stock units for 2010, 2009 and 2008, respectively.

The Company used a Monte Carlo simulation model to determine the fair value for performance-based restricted stock units issued during 2010, 2009 and 2008. The assumptions used in this model for performance-based restricted stock units granted during 2010 and 2009 are set forth in the table below. Expected volatilities for the 2010 performance awards were based on historical volatility and daily returns for the three-year period ended January 1, 2010 of the Company’s stock and S&P 500 companies. For the 2010 performance awards, the total stock return for the Company over the performance period is based on comparing Convergys’ average closing price from the fourth quarter of 2009 with the average expected closing price for the fourth quarter of 2012. For these awards, the total stock return of the S&P 500 companies is computed by comparing the average closing price of the S&P 500 companies from the fourth quarter of 2009 with the average expected closing price for the fourth quarter of 2012. The risk-free interest rate for the expected term of the award granted is based on the U.S. Treasury yield curve in effect at the time of grant.

	2010	2009	2008

Expected volatility	56.0%	52.8%	30.1%

Expected term (in years)	3.0	3.0	3.0

Risk-free interest rate	1.4%	1.2%	2.1%

78  Convergys Corporation 2010 Annual Report

The total compensation cost related to non-vested restricted stock and restricted stock units not yet recognized as of December 31, 2010 was approximately $19.4, which is expected to be recognized over a weighted average of 1.2 years. Changes to non-vested restricted stock and restricted stock units for the years ended December 31, 2010 and 2009 were as follows:

Shares (in millions)	Number of Shares	Weighted Average Fair Value at Date of Grant

Non-vested at December 31, 2008	3.6	$16.82

Granted	2.8	7.69

Vested	(0.7)	19.09

Forfeited	(0.8)	13.92

Non-vested at December 31, 2009	4.9	12.18

Granted	2.3	11.45

Vested	(1.3)	16.88

Forfeited	(1.7)	11.01

Non-vested at December 31, 2010	4.2	$10.64

11. Commitments and Contingencies

Commitments

The Company leases certain facilities and equipment used in its operations under operating leases. Total rent expense was $81.9, $88.7 and $82.0 in 2010, 2009 and 2008, respectively.

At December 31, 2010, the total minimum rental commitments under non-cancelable operating leases are as follows:

2011	$33.5

2012	22.5

2013	10.7

2014	6.7

2015	4.9

Thereafter	14.6

Total	$92.9

At December 31, 2010, the Company had outstanding letters of credit of approximately $33 related to performance and payment guarantees, of which approximately $17 is set to expire by the end of 2011, approximately $4 is set to expire within one to three years and approximately $12 is set to expire after three years. The Company also had other bond obligations of approximately $2 related to performance and payment guarantees.

At December 31, 2010, the Company had outstanding performance bond obligations of approximately $39 related to performance and payment guarantees for the Company’s former HR Management line of business. Upon completion of the sale of the HR Management business, the Company accounts for these performance bond obligations under the guidance of ASC 460-10. As part of the gain on disposition the Company recognized a liability equal to the present value of probability weighted cash flows of potential outcomes, a level 3 fair value measurement. Although NorthgateArinso is obligated to indemnify the Company for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of December 31, 2010 the Company maintains a liability of approximately $1 for these obligations.

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

Convergys Corporation 2010 Annual Report  79

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

The District Court dismissed the plaintiffs’ complaint because it lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On appeal, the United States Court of Appeals for the Fifth Circuit affirmed the dismissal in part and reserved in part. The Fifth Circuit remanded a limited number of issues for further proceedings in the District Court. In 2006, the District Court granted the plaintiffs’ motion to certify a class of purchasers of Intervoice stock during the Class Period. Intervoice appealed and in 2008, the Fifth Circuit vacated the District Court’s class-certification order and remanded the case to the District Court for further consideration. In October 2009, the District Court denied the plaintiffs’ motion to certify a class. In January 2010, the Fifth Circuit granted the plaintiffs’ petition for permission to appeal the denial of class certification. The District Court stayed the case pending the Fifth Circuit’s decision on the plaintiffs’ appeal. The Company and the plaintiffs have signed a term sheet to settle and terminate the lawsuit. The parties continue to negotiate a mutually acceptable settlement and release agreement consistent with the term sheet, which will be subject to approval by the District Court. The Company expects that the settlement will not have a material adverse impact on the Company’s results of operations or financial condition.

Since 2002, the Company has been cooperating with the U.S. Department of Labor’s wage and hour division (DOL) on a number of matters to investigate and resolve allegations that the Company incorrectly measured hourly call center employees’ work time. The DOL has terminated its investigation into this matter.

12. Financial Instruments

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

The Company serves many of its U.S.-based clients using contact center capacity in the Philippines, India and Canada. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR) or Canadian dollars (CAD), which represents a foreign exchange exposure. The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward exchange contracts and options with several financial institutions. These instruments mature within the next 36 months and had a notional value of $571.6 at December 31, 2010 and $601.3 at December 31, 2009. The derivative instruments discussed above are designated and are effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	December 31,
	2010	2009

Forward exchange contracts and optionsdesignated as hedging instruments

Included within other current assets	$19.5	$8.3

Included within other non-current assets	19.2	3.2

Included within other current liabilities	7.2	18.3

Included within other long-term liabilities	0.8	14.9

80  Convergys Corporation 2010 Annual Report

The Company recorded deferred tax expense of $12.0 related to these derivatives at December 31, 2010 and a deferred tax benefit of $8.0 at December 31, 2009. A total of $18.7 of deferred gains and $14.8 of deferred losses, net of tax, related to these cash flow hedges at December 31, 2010 and 2009, respectively, were included in accumulated other comprehensive loss (OCL). As of December 31, 2010, deferred gains of $12.3 ($7.6 net of tax), on derivative instruments included in accumulated other comprehensive loss are expected to be reclassified into earnings during the next 12 months. The following tables provide the effect of these derivative instruments on the Company’s Consolidated Financial Statements for the year ended December 31, 2010 and 2009, respectively:

2010:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)

Foreign exchange contracts	$53.1	$(0.5)	- Cost of providing services and products sold

			- Selling, general and administrative

2009:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)

Foreign exchange contracts	$49.8	$(27.5)	- Cost of providing services and products sold

			- Selling, general and administrative

The gain recognized related to the ineffective portion of the derivative instruments was immaterial for the year ended December 31, 2010 and 2009.

During 2010, 2009 and 2008, the Company recorded net losses of $0.5 and $27.5 and a net gain of $9.3, respectively, related to the settlement of forward contracts and options which were designated as cash flow hedges.

The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. During the year ended December 31, 2010, a gain of $0.2 was recognized related to changes in fair value of these derivative instruments not designated as hedges, compared to a loss of $8.5 in 2009. The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income, net in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value of these derivative instruments not designated as hedges at December 31, 2010, was immaterial to the Company’s Consolidated Financial Statements.

A few of the Company’s counterparty agreements related to derivative instruments contain provisions that require that the Company maintain collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments in liability position at December 31, 2010 was $8.0 for which the Company has no posted collateral. Future downgrades in the Company’s credit ratings and/or changes in the foreign currency markets could result in collateral to counterparties.

13. Fair Value Disclosures

U.S. GAAP defines a hierarchy which prioritizes the inputs in measuring fair value. The three levels of the fair value hierarchy are as follows: level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair

Convergys Corporation 2010 Annual Report  81

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

At December 31, 2010 and 2009, the Company had foreign currency forward contracts measured at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. The assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 were as follows:

	December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivatives

Foreign currency forward contracts (asset position)	$38.8	$—	$38.8	$—

Foreign currency forward contracts (liability position)	$8.0	$—	$8.0	$—

	December 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivatives

Foreign currency forward contracts (asset position)	$11.5	$—	$11.5	$—

Foreign currency forward contracts (liability position)	$34.8	$—	$34.8	$—

Fair values of cash equivalents and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. The fair value of short-term debt approximates its recorded value because of its short-term nature.

14. Income Taxes

The Company’s provision (benefit) for income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2010	2009	2008

Current:

United States federal	$12.7	$(34.5)	$24.4

Foreign	10.3	10.1	17.9

State and local	(2.3)	5.5	(2.7)

Total current	20.7	(18.9)	39.6

Deferred:

United States federal	(14.0)	44.3	(1.2)

Foreign	1.2	(13.6)	0.2

State and local	8.8	(0.2)	(14.7)

Total deferred	(4.0)	30.5	(15.7)

Total	$16.7	$11.6	$23.9

The Company’s combined pre-tax earnings from continuing operations relating to foreign subsidiaries or branches were $100.1, $88.7 and $39.5 during 2010, 2009 and 2008, respectively.

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate from continuing operations for the tax expense in 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

U.S. federal statutory rate	35.0%	35.0%	35.0%

Permanent differences	(2.6)	(0.1)	0.7

State and local income taxes, net of federal income tax	(7.5)	3.5	1.9

International rate differential, including tax holidays	33.9	(13.4)	(12.7)

Foreign valuation allowances	0.2	2.0	(5.0)

Impairments	(91.7)	—	—

Adjustments for uncertain tax positions	(0.3)	(13.8)	(8.1)

Tax credits and other	3.6	(1.2)	2.2

Effective rate	(29.4%)	12.0%	14.0%

82  Convergys Corporation 2010 Annual Report

The 41.1% reduction in the income tax benefit rate in 2010 is primarily due to the impact of non-deductibility of goodwill impairments and the geographic mix of worldwide income. The Company’s foreign taxes for 2010, 2009 and 2008 included $12.0, $8.5 and $13.7, respectively, of benefit derived from tax holidays in the Philippines and India. This resulted in a 21.0%, (8.8%) and (8.0%) impact to the effective tax rate in 2010, 2009 and 2008, respectively. The Company’s foreign taxes for 2010, 2009 and 2008 include $9.9, $7.5 and $12.6, respectively, related to a tax holiday in India scheduled to expire March 2011. The tax holidays in the Philippines are scheduled to expire by December 2012. The Company has applied for one- or two-year extensions of the Philippine tax holidays in accordance with local law.

The components of deferred tax assets and liabilities are as follows:

	At December 31,
	2010	2009

Deferred tax assets:

Loss and credit carryforwards	$148.4	$164.1

Pension and employee benefits	73.0	71.5

Restructuring charges	6.9	11.1

Deferred revenue	9.0	1.4

Foreign currency hedge	—	8.0

Other	49.1	49.6

Valuation allowances	(37.3)	(51.3)

Total deferred tax asset	249.1	254.4

Deferred tax liabilities:

Depreciation and amortization	148.2	143.0

Deferred implementation costs	18.0	11.2

Contingent debt and accrued interest	37.7	32.7

Foreign currency hedge	12.0	—

Other	30.6	28.2

Total deferred tax liability	246.5	215.1

Net deferred tax asset	$2.6	$39.3

As of December 31, 2010 and 2009, $15.3 and $22.0, respectively, of the valuation allowances relate to the Company’s foreign operations. Of these amounts, $10.1 and $16.8 are related to discontinued operations.

As of December 31, 2010, the Company has federal, state, and foreign operating loss carryforwards of $166.2, $919.7 and $100.9, respectively, of which $62.6, $262.4 and $34.8, respectively, relate to discontinued operations. The federal operating loss carryforwards and state operating loss carryforwards expire between 2020 and 2030. The foreign operating loss carryforwards include $86.0 with no expiration date; the remainder will expire between 2011 and 2025. The federal and state operating loss carryforwards include losses of $149.9 and $221.3, respectively, that were acquired in connection with business combinations. Utilization of the acquired federal and state tax loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986. At December 31, 2010, the Company also had $8.3 in state tax credits that expire from 2011 to 2013.

The Company has not provided for U.S. federal income taxes or foreign withholding taxes on $379.7 of undistributed earnings of its foreign subsidiaries at December 31, 2010, because such earnings are intended to be reinvested indefinitely. It is not practicable to determine the amount of applicable taxes that would be due if such were distributed.

As of December 31, 2010 and 2009, the liability for unrecognized tax benefits was $84.4 and $80.9, respectively, including $20.5 and $16.2 of accrued interest and penalties, and is recoded within the other long-term liabilities in the accompanying Consolidated Financial Statements. The total amount of net unrecognized tax benefits that would affect income tax expense, if ever recognized in the Consolidated Financial Statements, is $72.5. This amount includes net interest and penalties of $17.5. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2010 and 2009, the Company recognized approximately $5.8 and $5.5 in interest and penalties, respectively.

Convergys Corporation 2010 Annual Report  83

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

A reconciliation of the beginning and ending total amounts of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

	2010	2009

Balance at January 1	$64.7	$44.1

Additions based on tax positions related to the current year	0.1	39.0

Additions for tax positions of prior years	3.0	2.5

Reductions for tax positions of prior years	(1.9)	(3.7)

Settlements	—	(16.6)

Lapse of statutes	(2.0)	(0.6)

Balance at December 31	$63.9	$64.7

The increase in the liability for unrecognized tax benefits was largely due to uncertainty related to the deductibility of certain items, partially offset by decreases for the resolution of tax audits in the current year. The Company is currently attempting to resolve income tax audits relating to prior years in various jurisdictions. The Company has received assessments from these jurisdictions related to transfer pricing and deductibility of expenses. The Company believes that it is appropriately reserved with regard to these assessments as of December 31, 2010. Furthermore, the Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease between $5.0 and $10.0 prior to December 31, 2011, based upon resolution of audits; however, actual developments could differ from those currently expected.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to examinations by tax authorities for years before 2002.

15. Additional Financial Information

	At December 31,
	2010	2009

Property and equipment, net:

Land	$16.9	$16.9

Buildings	211.3	155.4

Leasehold improvements	187.5	182.4

Equipment	610.6	625.7

Software	467.4	449.9

Construction in progress and other	28.3	27.8

	1,522.0	1,458.1

Less: Accumulated depreciation	(1,174.4)	(1,134.8)

	$347.6	$323.3

Payables and other current liabilities:

Accounts payable	$53.6	$33.5

Accrued taxes	19.7	29.7

Accrued payroll-related expenses	100.2	107.9

Derivative Liabilities	7.2	19.8

Accrued expenses, other	103.6	127.8

Restructuring and exit costs	35.8	38.2

Deferred revenue and government grants	60.1	70.7

	$380.2	$427.6

Accumulated other comprehensive (loss) income:

Foreign currency translation adjustments	$18.0	$6.3

Pension liability, net of tax benefit of $29.0 and $26.1	(52.0)	(48.5)

Unrealized gain (loss) on hedging activities, net of tax (expense) benefit of ($12.0) and $8.0	18.7	(14.8)

	$(15.3)	$(57.0)

84  Convergys Corporation 2010 Annual Report

16. Industry Segment and Geographic Operations

Industry Segment Information

As discussed in Note 1, after the sale of HR Management, the Company reorganized its reportable segments into the following segments, (i) Customer Management, which provides agent-assisted services, self-service, and intelligent technology care solutions; and (ii) Information Management, which provides BSS solutions. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Year Ended December 31,
	2010	2009	2008

Revenues:

Customer Management	$1,839.3	$1,986.7	$1,954.8

Information Management	340.1	434.3	571.5

Corporate and other	24.0	—	—

	$2,203.4	$2,421.0	$2,526.3

Depreciation:

Customer Management	$65.7	$66.9	$61.4

Information Management	14.3	22.6	28.2

Corporate and other (1)	17.3	20.8	20.1

	$97.3	$110.3	$109.7

Amortization:

Customer Management	$7.7	$7.3	$4.3

Information Management	2.5	3.6	7.0

	$10.2	$10.9	$11.3

Restructuring Charges:

Customer Management	$22.6	$7.9	$14.0

Information Management	8.0	30.4	9.7

Corporate and other	6.1	5.0	0.2

	$36.7	$43.3	$23.9

	Year Ended December 31,
	2010	2009	2008

Asset Impairments:

Customer Management	$181.1	$—	$—

Information Management	—	3.1	—

	$181.1	$3.1	$—

Operating Income (Loss):

Customer Management	$(78.5)	$133.9	$92.6

Information Management	33.2	21.9	96.4

Corporate (1),(2)	(49.3)	(54.6)	(48.0)

	$(94.6)	$101.2	$141.0

Capital Expenditures:

Customer Management	$42.7	$44.5	$49.7

Information Management	10.1	10.8	17.9

Corporate (1)	13.2	16.1	24.6

	$66.0	$71.4	$92.2

(1)	Includes shared services-related capital expenditures and depreciation.
(2)	Includes costs incurred historically allocated to the HR Management segment but not meeting the criteria for classification as discontinued operations of $9.1, $32.1 and $26.5, respectively.

	At December 31,
	2010	2009

Total Assets:

Customer Management	$1,370.5	$1,468.1

Information Management	513.8	464.6

Discontinued Operations	—	152.6

Held-for-Sale	11.8	27.2

Corporate	229.2	493.3

	$2,125.3	$2,605.8

Convergys Corporation 2010 Annual Report  85

Notes to Consolidated Financial Statements (continued)

(Amounts in Millions Except Share and Per Share Amounts)

Geographic Operations

The following table presents certain geographic information regarding the Company’s operations:

	Year Ended December 31,
	2010	2009	2008

Revenues:

North America	$1,810.5	$2,037.6	$2,113.9

Rest of World	392.9	383.4	412.4

	$2,203.4	$2,421.0	$2,526.3

	At December 31,
	2010	2009

Long-lived Assets:

North America	$1,292.5	$1,375.4

Rest of World	127.3	149.6

Discontinued Operations	—	111.2

Held-for-Sale	—	27.2

	$1,419.8	$1,663.4

Concentrations

The Customer Management and Information Management segments derive significant revenues from AT&T. Revenues from AT&T were 21.4%, 23.1% and 20.0% of the Company’s consolidated revenues from continuing operations for 2010, 2009 and 2008, respectively. Related accounts receivable from AT&T totaled $57.4 and $85.8 at December 31, 2010 and 2009, respectively.

17. Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Total

2010:

Revenues	$546.0	$528.2	$556.0	$573.2		$2,203.4

Operating (loss) income	22.1	7.8	34.7	(159.2	)(a)	(94.6)

Net (loss) income from continuing operations	25.6	11.2	35.0	(146.5	)(a)	(74.7)

Net income (loss) from discontinued operations	9.7	16.2	(6.2)	1.8		21.5

Net (loss) income	35.3	27.4	28.8	(144.7	)(a)	(53.2)

Basic earnings (loss) per share:

Continuing operations	$0.21	$0.09	$0.28	$(1.20)		$(0.61)

Discontinued operations	0.08	0.13	(0.05)	0.01		0.18

Net basic earnings (loss) per common share	$0.29	$0.22	$0.23	$(1.19)		$(0.43)

Diluted earnings (loss) per share

Continuing operations	$0.20	$0.09	$0.28	$(1.20)		$(0.61)

Discontinued operations	0.08	0.13	(0.05)	0.01		0.18

Net basic earnings (loss) per common share	$0.28	$0.22	$0.23	$(1.19)		$(0.43)

86  Convergys Corporation 2010 Annual Report

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Total

2009:

Revenues	$624.5		$609.7		$590.8		$596.0		$2,421.0

Operating income (loss)	40.5		39.7		26.8		(5.8	) (g)	101.2

Net income (loss) from continuing operations	31.2		26.3		30.2		(3.2	) (g)	84.5

Net (loss) income from discontinued operations	(3.2	) (b)	(87.2	) (c)	(116.2	) (d)	44.8	(e)	(161.8)

Net (loss) income	28.0	(b)	(60.9	) (c)	(86.0	) (d)	41.6	(f)	(77.3)

Basic earnings (loss) per share:

Continuing operations	$0.25		$0.21		$0.25		$(0.02)		$0.69

Discontinued operations	(0.02)		(0.71)		(0.95)		0.36		(1.32)

Net basic earnings (loss) per common share	$0.23		$(0.50)		$(0.70)		$0.34		$(0.63)

Diluted earnings (loss) per share

Continuing operations	$0.25		$0.21		$0.24		$(0.02)		$0.68

Discontinued operations	(0.02)		(0.70)		(0.93)		0.36		(1.30)

Net basic earnings (loss) per common share	$0.23		$(0.49)		$(0.69)		$0.34		$(0.62)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Total

Segment Data:

Customer Management

2010:

Revenues	$463.6	$446.1	$462.9	$466.7		$1,839.3

Operating income (loss)	$33.8	$8.0	$31.3	$(151.6	)(a)	$(78.5)

2009:

Revenues	$516.9	$494.6	$491.6	$483.6		$1,986.7

Operating income	$40.3	$36.9	$33.5	$23.2		$133.9

Information Management

2010:

Revenues	$82.4	$78.0	$81.9	$97.8		$340.1

Operating income (loss)	$6.9	$9.4	$11.3	$5.6		$33.2

2009:

Revenues	$107.6	$115.1	$99.2	$112.4		$434.3

Operating income (loss)	$12.5	$17.0	$3.3	$(10.9	)(g)	$21.9

(a)	Includes asset impairment charge of $181.1
(b)	Includes implementation charges of $8.6.
(c)	Includes asset impairment and implementation charges of $121.0.
(d)	Includes asset impairment, contract settlement and implementation charges, net of previously deferred implementation recognized, of $118.3.
(e)	Includes asset impairment, contract settlement and implementation charges, net of previously deferred implementation recognized, of ($4.1).
(f)	Includes asset impairment, contract settlement and implementation charges, net of previously deferred implementation revenue recognized, of ($1.0).
(g)	Includes asset impairment charge of $3.1.

Convergys Corporation 2010 Annual Report  87

Item 9. and 9A.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements with accountants on any accounting or financial disclosure or auditing scope or procedure occurred during 2010.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with General Counsel, the Chief Accounting Officer and other key employees, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the year ended December 31, 2010 (Evaluation Date). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

88  Convergys Corporation 2010 Annual Report

Report of Management

Attestation Report on Internal Control Over Financial Reporting

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

Convergys’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

Convergys engaged Ernst & Young LLP in 2010 to perform an integrated audit of the Consolidated Financial Statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Their report appears on page 49. Additionally, Ernst & Young LLP has issued an audit report on the Company’s internal control over financial reporting. That report appears on page 78.

/s/ Jeffrey H. Fox
Jeffrey H. Fox
Chief Executive Officer

/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer

Convergys Corporation 2010 Annual Report  89

Report of Independent Registered Public Accounting Firm and Item 9B.

The Board of Directors and Shareholders of Convergys Corporation

We have audited Convergys Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Convergys Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Convergys Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Convergys Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 24, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Cincinnati, Ohio
February 24, 2011

Item 9B. Other Information

Effective January 1, 2011, the Company adopted the 2011 Convergys Corporation Severance Pay Plan (the “Severance Plan”) which provides severance benefits upon certain Covered Events of Termination to all Eligible Employees (as such terms are defined in the Severance Plan). The Severance Plan is filed as Exhibit 10.23 to this Annual Report on Form 10-K.

90  Convergys Corporation 2010 Annual Report

Part III, Item 10. through 14.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors, Audit Committee financial experts, Financial Code of Ethics and Section 16 compliance is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 27, 2011.

Certain information concerning the executive officers of the Company is contained on page 14 of this Form 10-K.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 27, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Share Ownership of Directors and Officers section is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 27, 2011.

The remaining information called for by this Item relating to “securities authorized for issuance under equity compensation plans” is incorporated by reference to Note 10 of the Notes to Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Relationships and related transactions section, and director independence is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 27, 2011.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 27, 2011.

Convergys Corporation 2010 Annual Report  91

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

Exhibit Number

3.1	Amended Articles of Incorporation of Convergys Corporation. (Incorporated by reference from Exhibit 3.1 to Form S-3 Registration Statement (File No. 333-43404) filed on August 10, 2000.)

3.2	Amended and Restated Code of Regulations of Convergys Corporation. (Incorporated by reference from Exhibit 3.2 to Form 10-Q filed on May 5, 2009.)

4.1	Indenture, dated October 13, 2009, by and between Convergys Corporation and U.S. Bank National Association, as trustee, relating to Convergys Corporation’s 5.75% Junior Subordinated Convertible Debentures due 2029. (Incorporated by reference from Exhibit 4.1 to Form 8-K filed October 13, 2009.)

4.2	Form of 5.75% Junior Subordinated Convertible Debenture due 2029. (Incorporated by reference from Exhibit 4.1 to Form 8-K filed October 13, 2009.)

10.1	Severance Agreement between Convergys Corporation and David F. Dougherty dated February 18, 2010.*

10.2	Severance Agreement between Convergys Corporation and Clark D. Handy dated November 10, 2010.*

10.3	Offer Letter, dated February 9, 2010, between Convergys Corporation and Jeffrey Fox (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on February 12, 2010).

10.4	Convergys Corporation Deferred Compensation and Long-Term Incentive Plan Award Deferral Plan for Non-Employee Directors as amended and restated effective February 24, 2004. (Incorporated by reference from Exhibit 10.24 to Form 10-Q filed on August 9, 2004.) *

10.5	Convergys Corporation Deferred Compensation Plan for Non-Employee Directors dated August 26, 2008. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on November 5, 2008.) *

10.6	Convergys Corporation Long-Term Incentive Plan as amended and restated effective as of April 22, 2008. (Incorporated by reference from Exhibit 10.4 to Form 10-Q filed on May 7, 2008.) *

92  Convergys Corporation 2010 Annual Report

10.7	Convergys Corporation Supplemental Executive Retirement Plan amended effective February 20, 2007. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 7, 2007.) *

10.8	Convergys Corporation Supplemental Executive Retirement Plan as amended dated August 26, 2008. (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on November 5, 2008.) *

10.9	Convergys Corporation Executive Deferred Compensation Plan as amended October 29, 2001. (Incorporated by reference from Exhibit 10.9 to Form 10-K filed on February 28, 2008.) *

10.10	Convergys Corporation Executive Deferred Compensation Plan as amended effective February 24, 2004. (Incorporated by reference from Exhibit 10.25 to Form 10-Q filed on August 9, 2004.) *

10.11	Convergys Corporation Executive Deferred Compensation Plan as amended dated December 21, 2005. (Incorporated by reference from Exhibit 10.14 to Form 10-K filed on February 27, 2009.) *

10.12	Convergys Corporation Executive Deferred Compensation Plan as amended dated October 21, 2008. (Incorporated by reference from Exhibit 10.15 to Form 10-K filed on February 27, 2009.) *

10.13	Convergys Corporation Employee Stock Purchase Plan. (Incorporated by reference from Appendix IV of Convergys Corporation’s Definitive Schedule 14A filed on March 12, 2004.) *

10.14	Convergys Corporation Retirement and Savings Plan as amended and restated dated January 28, 2008. (Incorporated by reference from Exhibit 10.17 to Form 10-K filed on February 27, 2009.) *

10.15	Amendment to Convergys Corporation Retirement and Savings Plan dated March 31, 2008. (Incorporated by reference from Exhibit 10.18 to Form 10-K filed on February 27, 2009.) *

10.16	Amendment to Convergys Corporation Retirement and Savings Plan dated December 23, 2008. (Incorporated by reference from Exhibit 10.19 to Form 10-K filed on February 27, 2009.) *

10.17	Convergys Corporation Canadian Employee Share Plan. (Incorporated by reference from Exhibit 4.2.1 to Form S-8 Registration Statement (File No. 333-86137) filed on December 29, 1999.) *

10.18	Annual Executive Incentive Plan dated February 20, 2007. (Incorporated by reference from Appendix IV of the Convergys Corporation’s Definitive Schedule 14A filed on March 13, 2007.) *

10.19	Convergys Corporation Qualified and Non-Qualified Pension Plan as amended and restated dated January 28, 2008. (Incorporated by reference from Exhibit 10.22 to Form 10-K filed on February 27, 2009.) *

10.20	Amended Convergys Corporation Qualified and Non-Qualified Pension Plan dated March 31, 2008. (Incorporated by reference from Exhibit 10.23 to Form 10-K filed on February 27, 2009.)*

10.21	Amended Convergys Corporation Qualified and Non-Qualified Pension Plan dated December 17, 2008. (Incorporated by reference from Exhibit 10.24 to Form 10-K filed on February 27, 2009.)*

10.22	Convergys Corporation Severance Pay Plan dated December 9, 2008. (Incorporated by reference from Exhibit 10.25 to Form 10-K filed on February 27, 2009.)*

10.23	Convergys Corporation Severance Pay Plan dated January 1, 2011.*

10.24	2008 Form of Time-Based Restricted Stock Unit Award for Directors. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on May 7, 2008.) *

10.25	2008 Form of Performance-Based Restricted Stock Unit Award. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on May 7 2008.) *

10.26	2008 Form of Performance Unit Award. (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on May 7, 2008.) *

Convergys Corporation 2010 Annual Report  93

Part IV (continued)

10.27	Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated October 20, 2006, between Convergys Corporation, certain financial institutions, JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp, USA, Inc., as Syndication Agent, and Deutsche Bank AG, New York Branch and PNC Bank, National Association, as Co-Documentation Agents. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed October 24, 2006.)

10.28	Amendment to Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of August 11, 2008. (Incorporated by reference from Exhibit 10.4 to Form 10-Q filed on November 5, 2008.)

10.29	Participation Agreement, dated as of June 30, 2003, between Convergys Corporation, Various Guarantors and Wachovia Development Corporation. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 12, 2003.)

10.30	Amended and Restated Lease Agreement, dated as of June 30, 2003, between Wachovia Development Corporation and Convergys Corporation. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on August 12, 2003.)

10.31	Security Agreement, dated as of June 30, 2003, between Wachovia Development Corporation and Wachovia Bank, National Association and accepted and agreed to by Convergys Corporation. (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on August 12, 2003.)

10.32	Assignment and Recharacterization Agreement, dated as of June 30, 2003, between Convergys Corporation, Wells Fargo Bank Northwest, National Association, and Bank of America, National Association. (Incorporated by reference from Exhibit 10.4 to Form 10-Q filed on August 12, 2003.)

10.33	Agreement, dated February 4, 2009, by and between Convergys Corporation and JANA Partners LLC. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on February 5, 2009.)

10.34	First Amendment to Agreement, dated December 23, 2009, between Convergys Corporation and JANA Partners, LLC. (Incorporated by reference from Exhibit 10.1 for Form 8-K filed on December 28, 2009.)

10.35	Receivables Sales Agreement, dated as of June 30, 2009, between Convergys Corporation, as Originator, and Convergys Funding Inc., as Buyer. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 4, 2009.)

10.36	Receivables Purchase Agreement, dated as of June 30, 2009, among Convergys Funding Inc. as Seller, Convergys Corporation as Services, Wachovia Bank, National Association, Liberty Street Funding LLC, the Bank of Nova Scotia, The Bank of Nova Scotia as Scotiabank Group Agent, and Wachovia Bank, National Association as Administrative Agent. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on August 4, 2009.)

10.37	Second Amendment to the Five-Year Competitive Advance and Revolving Credit facility Agreement dated as of October 20, 2006, among Convergys Corporation, the Lenders party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, dated as of February 12, 2010. Incorporated by reference from exhibit (10.44, 45, 46, 47) to Form 10-K filed on February 26, 2010.

10.38	2009 Form of Time-Based Restricted Stock Unit Award Agreement for Employees.* Incorporated by reference from exhibit (10.44, 45, 46, 47) to Form 10-K filed on February 26, 2010.

10.39	2009 Form of Performance-Based Stock Unit Award Agreement.* Incorporated by reference from exhibit (10.44, 45, 46, 47) to Form 10-K filed on February 26, 2010.

10.40	2009 Form of Performance-Based Restricted Stock Unit Award Agreement.* Incorporated by reference from exhibit (10.44, 45, 46, 47) to Form 10-K filed on February 26, 2010.

94  Convergys Corporation 2010 Annual Report

Part IV (continued), Item 15(b) and (c).

10.41	2011 Form of Time-Based Restricted Stock Unit Award Agreement for Employees.*

10.42	2011 Form of Performance-Based Restricted Stock Unit Award Agreement for Employees.*

10.43	2011 Form of Stock Option Award Agreement for Employees.*

10.44	Employment letter between Convergys Corporation and Andrea J. Ayers dated June 4, 1994 (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 6, 2010).*

10.45	Change-in-control Agreement between Convergys Corporation and Andrea J. Ayers dated June 8, 2008 (Incorporated by reference from Exhibit 10.2 to Form 8-K filed on August 6, 2010).*

10.46	Employment Agreement between Convergys Corporation and Robert A. Lento dated September 1, 2002 (Incorporated by reference from Exhibit 10.5 to Form 8-K filed on August 6, 2010).*

10.47	Amendment to Employment Agreement dated September 1, 2002 between Convergys Corporation and Robert A. Lento dated December 29, 2008 (Incorporated by reference from Exhibit 10.6 to Form 8-K filed on August 6, 2010).*

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

21	Subsidiaries of Convergys Corporation.

23.1	Consent of Ernst & Young LLP, Independent Registered Public accounting for the Company.

23.2	Consent of Ernst & Young, LLP, Independent Auditors for the Cincinnati SMSA Limited Partnership.

24	Powers of Attorney.

31.1	Rule 13(a) - 14(a) Certification by Chief Executive Officer.

31.2	Rule 13(a) - 14(a) Certification by Chief Financial Officer.

32	Section 1350 Certifications.

99	Audited Financial Statements for Cincinnati SMSA Limited Partnership

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 24, 2011, formatted in XBRL: (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.

Item 15(b) and (c). Exhibits and Financial Statement Schedule

The responses to these portions of Item 15 are submitted as a separate section of this report.

Convergys Corporation 2010 Annual Report  95

CONVERGYS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Millions of Dollars)

COL. A	COL. B	COL. C			COL. D		COL. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Expense		(2) Charged to Other Accounts	Deductions		Balance at End of Period

Year 2010

Allowance for Doubtful Accounts	$13.1	$11.8		$—	$13.9	[a]	$11.0

Deferred Tax Asset Valuation Allowance	$51.3	$3.8	[b]	$(13.4)[c]	$4.4	[d]	$37.3

Year 2009

Allowance for Doubtful Accounts	$8.8	$18.2		$—	$13.9	[a]	$13.1

Deferred Tax Asset Valuation Allowance	$93.2	$6.6	[b]	$(40.2)[c]	$8.3	[d]	$51.3

Year 2008

Allowance for Doubtful Accounts	$5.9	$8.2		$—	$5.3	[a]	$8.8

Deferred Tax Asset Valuation Allowance	$56.0	$14.9	[b]	$29.2 [e]	$6.9	[d]	$93.2

[a]	Primarily includes amounts written-off as uncollectible.
[b]	Amounts relate to valuation allowances recorded for state operating loss carryforwards.
[c]	Primarily includes usage / creation of and foreign currency translation adjustment for foreign deferred tax assets.
[d]	Primarily includes the release of foreign valuation allowances related to the utilization of foreign net operating losses in the current year and release of valuation allowance against expiration of capital loss carryforward.
[e]	Primarily includes adjustments for: acquisition related net operating losses and credits of ($44.7), and valuation allowance release to additional paid-in capital of $15.2.

96  Convergys Corporation 2010 Annual Report

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERGYS CORPORATION

February 24, 2011	By	/s/ Earl C. Shanks

Earl C. Shanks Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JEFFREY H. FOX Jeffrey H. Fox	Principal Executive Officer; Chief Executive Officer and Director	February 24, 2011

/s/ EARL C. SHANKS Earl C. Shanks	Principal Financial Officer; Chief Financial Officer	February 24, 2011

/s/ TAYLOR C. GREENWALD Taylor C. Greenwald	Chief Accounting Officer; Vice President and Controller	February 24, 2011

JOHN F. BARRETT* John F. Barrett	Director

WILLARD W. BRITTAIN JR.* Willard W. Brittain Jr.	Director

RICHARD R. DEVENUTI* Richard R. Devenuti	Director

DAVID B. DILLON* David B. Dillon	Director

JOSEPH E. GIBBS* Joseph E. Gibbs	Director

THOMAS L. MONAHAN III* Thomas L. Monahan III	Director

RONALD L. NELSON* Ronald L. Nelson	Director

PHILIP A. ODEEN* Philip A. Odeen	Director

BARRY ROSENSTEIN* Barry Rosenstein	Director

RICHARD F. WALLMAN* Richard F. Wallman	Director

*By: /s/ Earl C. Shanks Earl C. Shanks as attorney-in-fact		February 24, 2011

Convergys Corporation 2010 Annual Report  97