Form 10-Q
period 2011-03-31
CONVERGYS CORP
filed 2011-05-03
CIK 1062047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At March 31, 2011, there were 121,339,750 common shares, without par value, outstanding, excluding amounts held in Treasury of 63,370,455.

CONVERGYS CORPORATION

Form 10-Q

For the Period Ended

March 31, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2011	2010
Revenues	$544.6	$546.0
Costs and Expenses:
Cost of providing services and products sold	338.7	322.0
Selling, general and administrative	131.8	158.6
Research and development costs	13.5	15.1
Depreciation	21.2	25.6
Amortization	2.4	2.6

Total costs and expenses	507.6	523.9

Operating Income	37.0	22.1
Equity in earnings of Cellular Partnerships	10.2	13.3
Other income, net	7.6	8.3
Interest expense	(4.6)	(5.7)

Income before Income Taxes	50.2	38.0
Income tax expense	15.3	12.4

Income from Continuing Operations, net of tax	34.9	25.6
Income from Discontinued Operations, net of tax	—	9.7

Net Income	$34.9	$35.3

Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	6.2	(1.9)
Unrealized (loss) gain on hedging activities	(1.8)	9.8

Total other comprehensive income	4.4	7.9

Total Comprehensive Income	$39.3	$43.2

Basic Earnings Per Common Share:
Continuing operations	$0.29	$0.21
Discontinued operations	—	0.08

Basic Earnings per Common Share	$0.29	$0.29

Diluted Earnings Per Common Share:
Continuing operations	$0.28	$0.20
Discontinued operations	—	0.08

Diluted Earnings per Common Share	$0.28	$0.28

Weighted Average Common Shares Outstanding:
Basic	122.1	123.4
Diluted	126.0	125.9

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In Millions)	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$166.3	$186.1
Receivables, net of allowances of $11.3 and $11.0	362.1	371.6
Deferred income tax asset	40.8	40.9
Prepaid expenses	45.2	38.3
Other current assets	59.5	56.8
Current assets – held for sale	11.8	11.8

Total current assets	685.7	705.5
Property and equipment, net	341.4	347.6
Goodwill, net	821.4	820.5
Other intangibles, net	37.3	40.1
Investment in Cellular Partnerships	65.0	64.3
Deferred income tax asset	38.7	38.1
Other assets	119.3	109.2

Total Assets	$2,108.8	$2,125.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt and capital lease obligations maturing within one year	$63.9	$91.0
Payables, deferred revenue and other current liabilities	358.2	380.2

Total current liabilities	422.1	471.2
Long-term debt and capital lease obligations	119.6	119.3
Deferred income tax liability	88.8	76.4
Accrued pension liability	128.0	129.6
Other long-term liabilities	139.8	144.7

Total liabilities	898.3	941.2

Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized; none outstanding	—	—
Common shares – without par value, 500.0 authorized;
184.7 and 184.2 issued, 121.3 and 122.1 outstanding, as of	1,099.8	1,094.5
March 31, 2011 and December 31, 2010, respectively
Treasury stock – 63.4 and 62.1 as of March 31, 2011 and December	(1,075.7)	(1,060.2)
31, 2010, respectively
Retained earnings	1,197.3	1,165.1
Accumulated other comprehensive loss	(10.9)	(15.3)

Total shareholders’ equity	1,210.5	1,184.1

Total Liabilities and Shareholders’ Equity	$2,108.8	$2,125.3

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In Millions)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34.9	$35.3
Income from discontinued operations	—	9.7

Income from continuing operations	34.9	25.6
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	23.6	28.2
Gain on sale of business	(7.0)	—
Deferred income tax expense	11.4	16.3
Equity in earnings of Cellular Partnerships	(10.2)	(13.3)
Distributions from Cellular Partnerships	9.5	7.7
Stock compensation expense	3.3	5.6
Changes in assets and liabilities:
Change in receivables	12.9	16.5
Change in other current assets	(9.3)	2.6
Change in deferred charges, net	(12.3)	(2.5)
Change in other assets and liabilities	3.0	(4.1)
Change in payables and other current liabilities	(25.0)	(31.0)

Net cash provided by operating activities of continuing operations	34.8	51.6
Net cash used in operating activities of discontinued operations	—	(3.1)

Net cash provided by operating activities	34.8	48.5

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(17.7)	(14.6)
Proceeds from disposition of business	10.0	—
Acquisitions, net of cash acquired	—	(3.0)

Net cash used in investing activities	(7.7)	(17.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of credit facilities and other debt, net	(26.9)	(254.2)
Purchase of treasury shares	(19.2)	—
Proceeds from exercise of stock options	2.2	—
Other	(3.0)	—

Net cash used in financing activities	(46.9)	(254.2)

Net decrease in cash and cash equivalents	(19.8)	(223.3)
Cash and cash equivalents at beginning of period	186.1	331.7

Cash and cash equivalents at end of period	$166.3	$108.4

See Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in Millions Except Per Share Amounts)

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

Prior to June 1, 2010, the Company had three reportable segments, Customer Management, Information Management and Human Resources Management (HR Management). In March 2010, Convergys signed a definitive agreement to sell its HR Management line of business for approximately $100. The sale substantially closed on June 1, 2010. Beginning June 1, 2010, the Company began earning transition services revenues for services provided to the buyer under agreements lasting from three to eighteen months, reflected in Corporate and Other in Note 16. In connection with the sale of the HR Management line of business, the Company reorganized its reportable segments into two segments: Customer Management, which provides agent-assisted services, self-service, and intelligent technology care solutions, and Information Management, which provides business support system (BSS) solutions. See Note 16 for information about these segments.

Certain balances in prior years have been reclassified to conform to the current year presentation, including cash flow distributions related to the Company’s investments in the Cellular Partnerships. As the Company has received distributions from the Partnerships in excess of its initial investment, these amounts are now classified as cash flow from operating activities as they represent return on operating assets rather than return on investment capital. This classification increased previously reported cash flows from operating activities and decreased previously reported cash flows from investing activities by $7.7 each for the three month period ended March 31, 2010. See Note 5 for additional information about the Cellular Partnerships. In addition, during 2010, the Company reclassified a lease related to an office complex in Orlando, Florida as a capital lease. See Note 9 for additional information.

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting (U.S. GAAP) and U.S. Securities and Exchange Commission (SEC) regulations, and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in Financial Statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. Interim Consolidated Financial Statements are not necessarily indicative of the financial position or operating results for an entire year. These interim Consolidated Financial Statements should be read in conjunction with the audited Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 25, 2011.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements,” (amendments to FASB ASC Topic 605, “Revenue Recognition”) (ASU 2009-13) and ASU 2009-14, “Certain Arrangements That Include Software Elements,” (amendments to FASB ASC Topic 985, “Software”) (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted ASU 2009-13 and 2009-14 effective January 1, 2011. Adoption of these Standards did not have a material impact to the Company’s consolidated results of operations and financial position.

(3) DIVESTITURES

HR Management

In March 2010, the Company signed a definitive agreement to sell its HR Management line of business and, in June 2010, the Company substantially completed the sale of this business to NorthgateArinso, the Human Resource division of Northgate Information

Solutions Limited, for approximately $100. The consideration received at closing consisted of approximately $80 in cash and a zero coupon note issued by NorthgateArinso in the principal amount of $15. The note is payable in increments of $5 on the second anniversary of closing and $10 on the third anniversary of closing. The completion of the sale of foreign HR Management operations closed in the third and fourth quarters of 2010 and resulted in an additional $5 in cash received. Final settlement of working capital adjustments resulted in cash payments by Convergys of approximately $7 during the fourth quarter of 2010. In connection with and at the time of the completion of the sale in June 2010, the Company made cash payments of $28.2 for certain obligations of the HR Management business, the impact of which is included in cash flows from operating activities of discontinued operations.

The gain on the sale of HR Management recorded in 2010 was $35.2 pretax and $5.6 after tax. The sale of HR Management was a taxable transaction that resulted in $29.6 being recorded for the combined federal, state and foreign income taxes. The gain on sale included the elimination of $67.1 of goodwill and intangible assets. The high effective tax rate on the transaction was largely due to substantially lower tax basis in goodwill as compared to book value.

As a result of the sale of the HR Management line of business, the operating results, and assets and liabilities related to HR Management have been reflected as discontinued operations for all periods presented. For prior periods, certain costs that had been previously allocated to the HR Management segment are now included in continuing operations. These costs were $6.2 for the three months ended March 31, 2010 and are reflected in Corporate and Other in Note 16. Beginning June 1, 2010, the Company began earning transition services revenues for services provided to the buyer under agreements lasting from three to eighteen months. For the three months ended March 31, 2011, the Company earned $6.3 in revenue under these transition services agreements. The results of the HR Management business included in discontinued operations for the three months ended March 31, 2010, respectively, are summarized as follows:

Three Months Ended March 31,
2010
Revenue	$65.0
Income (loss) before tax	14.2
Income tax expense	4.5
Income (loss), net of tax	9.7

There were no remaining assets or liabilities related to the HR Management business at December 31, 2010. Cash flows generated from the discontinued operations are presented separately in the Company’s consolidated statements of cash flows.

Finance and Accounting outsourcing line of business (F&A)

In January 2011, the Company completed the sale of F&A for approximately $10. The gain on the sale amounted to $7.0 pretax, recorded within Other income, net in the Consolidated Statements of Income and Comprehensive Income, and $4.3 after tax at March 31, 2011. The gain on the sale included the elimination of $2.6 of goodwill and other intangible assets. The results of operations of F&A and the sale of F&A are not material to the Company’s results of operations or financial condition, and therefore, are not reflected as discontinued operations for the periods presented.

(4) EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY

Earnings per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

		Continuing Operations		Discontinued Operations		Total Per Share Amount
Three Months Ended March 31, 2011	Shares	Income	Per Share Amount	Income	Per Share Amount
Basic EPS	122.1	$34.9	$0.29	$—	$—	$0.29
Effect of dilutive securities:
Stock-based compensation arrangements	2.2	—	(0.01)	—	—	(0.01)
Convertible Debt	1.7	—	—	—	—	—

Diluted EPS	126.0	$34.9	$0.28	$—	$—	$0.28

Three Months Ended March 31, 2010
Basic EPS	123.4	$25.6	$0.21	$9.7	$0.08	$0.29
Effect of dilutive securities:
Stock-based compensation arrangements	2.5	—	(0.01)	—	—	(0.01)

Diluted EPS	125.9	$25.6	$0.20	$9.7	$0.08	$0.28

The diluted EPS calculation for the three months ended March 31, 2011 and 2010 excludes the effect of 4.0 million and 6.2 million outstanding stock options, respectively, because their effect is anti-dilutive. As described more fully in Note 9, the Company issued approximately $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Convertible Debentures). The 2029 Convertible Debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or 82.82 shares per one thousand in principal amount of debentures. There were 1.7 million dilutive shares related to the 2029 Convertible Debentures for the three months ended March 31, 2011.

Shareholders’ Equity

The Company repurchased 1.4 million shares during the three months ended March 31, 2011 at an average price of $13.80 per share for a total of $19.2. As of March 31, 2011, the Company has the authority to repurchase 3.2 million additional common shares pursuant to current authorizations. Subsequent to March 31, 2011 and through April 29, 2011, the Company repurchased an additional 0.4 million shares at an average price of $13.88 per share.

(5) INVESTMENT IN CELLULAR PARTNERSHIP

The Company maintains a 33.8% limited partnership interest in the Cincinnati SMSA Limited Partnership which qualifies as significant under the Securities and Exchange Commission Regulation S-X, Article 1, Rule 1-02(w). Unaudited income statement information reported by the Cincinnati SMSA Limited Partnership, a provider of wireless communications in central and southwestern Ohio and northern Kentucky, is presented in the following table, along with a summary of the amounts recorded in the Company’s consolidated financial statements. The Company accounts for its interest in the Cellular Partnership under the equity method of accounting. Under Rule 3-09 of Regulation S-X, the Company filed audited financial statements for Cincinnati SMSA Limited Partnership for the year ended December 31, 2010 with its Form 10-K on February 25, 2011.

Since the Cellular Partnership was organized as a limited partnership, the partners are responsible for income taxes applicable to their share of taxable income generated by the Cellular Partnership. The net income of the Cincinnati SMSA Limited Partnership reflected in the following table does not include any provision for income taxes incurred by the partners.

	Three Months Ended March 31,
	2011	2010
Revenues	$175.0	$153.2
Income from operations	29.4	39.6
Net income	29.2	38.5

The Company’s equity in earnings of equity method investees for the three month period ended March 31, 2011 and 2010, respectively, is as follows:

	Three Months Ended March 31,
	2011	2010
Convergys’ equity in earnings of Cincinnati SMSA Limited Partnership	$9.9	$13.1
Convergys’ equity in earnings of other equity method investees	0.3	0.2

Total equity in earnings of cellular partnerships	$10.2	$13.3

(6) EMPLOYEE BENEFIT PLANS

The Company sponsors a defined benefit pension plan, which includes both a qualified and non-qualified portion, for eligible employees (the Cash Balance Plan). The Company also sponsors a non-qualified, unfunded executive deferred compensation plan and a supplemental, non-qualified, unfunded plan for certain senior executive officers.

Components of pension cost for the Cash Balance Plan are as follows:

	Three Months Ended March 31,
	2011	2010
Interest cost on projected benefit obligation	$2.8	$2.9
Expected return on plan assets	(2.8)	(3.0)
Amortization and deferrals - net	1.5	1.1

Pension cost	$1.5	$1.0

The Company contributed $1.7 to fund the Cash Balance Plan during the first three months of 2011 and expects to contribute approximately $9 during the remainder of 2011.

Components of pension cost for the unfunded executive pension plans are as follows:

	Three Months Ended March 31,
	2011	2010
Service cost	$0.1	$0.4
Interest cost on projected benefit obligation	0.4	0.5
Curtailment (gain) loss	(1.5)	2.3

Pension cost	$(1.0)	$3.2

The Company recognized a $1.5 curtailment benefit during the first quarter of 2011 related to the resignation of a senior executive. The Company recognized a $2.3 curtailment loss during the first quarter of 2010 related to the termination of the employment of the former President and Chief Executive Officer of the Company.

(7) RESTRUCTURING

2010 Restructuring

As discussed more fully in the “Restructuring” footnote of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, during 2010, the Company initiated a restructuring plan and incurred a total charge of $36.7 consisting of $22.4 of severance-related charges and $14.3 of facility-related charges. The $22.4 of severance-related charges were comprised of $13.3 at Customer Management and $3.0 at Information Management, largely to reduce headcount and align resources to future business needs, and $6.1 at Corporate to further simplify operations and to reflect the impact of the sale of the HR Management line of business. The severance charge of $22.4 is largely being paid in cash pursuant to the Company’s existing severance policy and employment agreements. When completed, these actions will affect approximately 1,000 professional employees and approximately 1,400 non-salaried employees worldwide and are expected to be mostly completed by the end of 2011. The facility-related charge of $14.3 relates to lease rent accruals and penalties for properties that have closed as the result of consolidating facilities and shifting capacity. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. The fair value measurement utilized internal discounted cash flows, which is a Level 3 input. The Company used estimates, based on consultation with the Company’s real estate advisors, to determine the proceeds from any future sublease agreements. The Company will continue to evaluate these estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to these facility closures in the future. Therefore, facility-related reserves are maintained on a facility basis rather than a restructuring charge event basis. At March 31, 2011, the facility-related restructuring reserve for all reserved facilities had an outstanding balance of $19.5, which will be paid out over several years until the leases expire.

Restructuring liability activity for the 2010 severance plan, the balance of which is included within Payables, deferred revenue and other current liabilities on the Company’s balance sheets, consisted of the following:

2011
Balance at January 1	$12.4
Severance payments	(3.6)

Balance at March 31, 2011	$8.8

2009 Restructuring

During 2009, the Company initiated restructuring plans of $43.3 to reduce headcount and align resources to future business needs. The severance actions were completed as of March 31, 2011. The facility-related charge relates to lease rent accruals for properties that have closed as the result of consolidating facilities, consistent with the methodology discussed in connection with the 2010 restructuring. The facility-related restructuring reserve related to this charge is encompassed within the total outstanding facility balance of $19.5 referred to above, which will be paid over several years until the leases expire.

Restructuring liability activity for the 2009 plans consisted of the following:

2011
Balance at January 1	$2.7
Severance payments	(2.7)

Balance at March 31, 2011	$—

Facilities Restructuring

Restructuring liability activity for the facilities plans consisted of the following:

2011
Balance at January 1	$20.7
Facility payments	(1.2)

Balance at March 31, 2011	$19.5

(8) STOCK-BASED COMPENSATION PLANS

The Company’s operating results for the three months ended March 31, 2011 and 2010 included long-term incentive plan expense of $3.8 and $5.6, respectively. Long-term incentive plan expense includes: (a) incentive plan expense that is paid in cash based on relative shareholder return and (b) stock compensation expense. Stock compensation expense for the three months ended March 31, 2011 was $3.7, compared to $5.6 for the same period in 2010.

Stock Options

A summary of stock option activity for the three months ended March 31, 2011 is presented below:

Shares in Millions Except Per Share Amounts	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Fair Value at Date of Grant (per share)
Outstanding and exercisable at January 1, 2011	5.7	$31.66	1.1	$12.16
Exercised	(0.2)	11.67
Forfeited/cancelled	(2.0)	42.99

Exercisable at March 31, 2011	3.5	$26.20	1.4	10.33
Granted	0.7	13.79	9.8	4.06

Outstanding at March 31, 2011	4.2	$24.15	2.8	$9.31

Approximately one-half of the stock options granted during 2011 vest in two years and the remaining vest in three years. The weighted average fair value at grant date of $4.06 per option granted included assumptions of a strike price of $13.79, a 31.11% implied volatility and an expected term of 4.5 years. These option grants resulted in stock compensation expense of $0.2 in the first three months of 2011.

Restricted Stock Awards

During the three months ended March 31, 2011, the Company granted 1.4 million shares of restricted stock units at a weighted-average fair value of $13.78 per share. Included in this amount were 0.5 performance-based restricted stock units granted at the fair value of $13.77 per share, equal to the Company’s share price at grant date, that vest upon the Company’s satisfaction of certain financial performance conditions. The 2011 grants provide for payout based upon the extent to which the Company achieves certain EBITDA targets, as defined by the Company at management’s discretion, over a two-year period. Payout levels range from 50% to 200% of award shares earned. No payout can be earned if performance is below the minimum threshold level. Compensation cost related to these 2011 grants will be adjusted based upon expected performance as compared to defined targets.

During the three months ended March 31, 2010, the Company granted 1.5 million shares of restricted stock units at a weighted average fair value of $11.72 per share. Included in this amount were 0.8 million shares of market-based restricted stock units granted at the fair value of $11.37 per share that vest upon the Company’s satisfaction of certain market conditions (relative shareholder return versus the S&P 500 return) as of December 31, 2012. Compensation cost related to these 2010 grants is not adjusted based upon variance from initial assumptions made regarding expected performance. The Company used a Monte Carlo simulation model to estimate the fair value for market-based restricted stock units issued during 2010. The assumptions used in this model for the awards are noted in the table below. Expected volatilities for the 2010 performance awards are based on historical volatility and daily returns for the three-year period ended January 1, 2010 of the Company’s stock and S&P 500 companies. The total stock return for the Company over the performance period is based on comparing Convergys’ average closing price from the fourth quarter of 2009 with the average expected closing price for the fourth quarter of 2012. For the 2010 performance awards, the total stock return of the S&P 500 companies is computed by comparing the average closing price of the S&P 500 companies from the fourth quarter of 2009 with the average expected closing price for the fourth quarter of 2012. The risk-free interest rate for the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

March 31, 2010
Expected volatility	56.0%
Expected term (in years)	3.0
Risk-free interest rate	1.4%

The total compensation cost related to restricted stock and restricted stock units not yet recognized as of March 31, 2011 was approximately $20.5 and $12.8, respectively, which is expected to be recognized over a weighted average of 1.7 years and 1.3 years, respectively. Changes to non-vested time-based and performance-based restricted stock and restricted stock units for the three months ended March 31, 2011 were as follows:

Time-based Restricted Stock Units

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2010	1.9	$10.76
Granted	0.9	13.78
Vested	(0.3)	12.02
Forfeited	(0.1)	10.77

Non-vested at March 31, 2011	2.4	$11.68

Performance and Market-based Restricted Stock Units

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2010	2.2	$9.79
Granted	0.5	13.77
Vested	(0.0)	8.16
Forfeited	(0.7)	11.58

Non-vested at March 31, 2011	2.0	$10.21

(9) DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consist of the following:

	March 31, 2011	December 31, 2010
Revolving credit facility	$—	$—
2029 Convertible Debentures	56.9	56.6
Capital Lease Obligations	57.9	58.0
Accounts Receivable Securitization	58.0	85.0
Other	10.7	10.7

Total debt	183.5	210.3
Less current maturities	63.9	91.0

Long-term debt	$119.6	$119.3

On March 11, 2011, the Company entered into a $300 Four-Year Competitive Advance and Revolving Credit Facility Agreement (the New Credit Facility). The New Credit Facility replaces the Company’s $400 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the Prior Credit Facility), dated as of October 20, 2006 and as amended subsequently, among Convergys and a group of financial institutions. In connection with Convergys’ entry into the New Credit Facility, Convergys terminated the Prior Credit Facility. There were no balances outstanding under the Prior Revolving Facility at March 11, 2011 or December 31, 2010.

Convergys has two borrowing options available under the New Credit Facility: (i) a competitive advance option which will be provided on an uncommitted competitive advance basis through an auction mechanism and (ii) a revolving credit option which will be provided on a committed basis. Under each option, amounts borrowed and repaid may be re-borrowed subject to availability. Borrowings under the New Credit Facility bear interest at one of the rates described in the New Credit Facility. The New Credit Facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios (as defined in the New Credit Facility). The Company’s interest coverage ratio, defined as the ratio of EBITDA to consolidated interest expense, cannot be less than 4.00 to 1.00 as determined on a rolling four quarter basis. The Company’s debt-to-EBITDA ratio cannot be greater than 3.00 to 1.00 until December 31, 2012 and 2.75 to 1.00 after December 31, 2012. The New Credit Facility also contains customary representations and warranties. In the event of a default, the lenders may terminate the commitments and declare the amounts outstanding, and all accrued interest, immediately due and payable. The maturity date of the New Credit Facility is March 11, 2015 except that, upon the satisfaction of certain conditions, Convergys may extend the maturity date by one year twice during the term. Convergys will pay an annual facility fee regardless of utilization. At March 31, 2011 the facility was undrawn. The Company was in compliance with all covenants at March 31, 2011.

In December 2004, Convergys issued $250.0 in 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009. In the fourth quarter of 2009, the Company announced an exchange offer (Exchange Offer), under the terms of which the

Company offered to exchange one-thousand twenty dollars in principal amount of its new 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) for each one-thousand dollars in principal amount of its 4.875% Senior Notes. Convergys issued a total of $125.0 aggregate principal amount of the 2029 Convertible Debentures in exchange for $122.5 of the 4.875% Senior Notes. The 2029 Convertible Debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or 82.82 shares of the Company’s common stock per one thousand dollars in principal amount of Debentures. Upon conversion, the Company will pay cash up to the aggregate principal amount of the converted 2029 Convertible Debentures and settle the remainder of the conversion value of the Debentures in cash or stock at the Company’s option. The conversion rate will be subject to adjustment for certain events outlined in the indenture governing the debenture (the Indenture). The conversion rate will increase for a holder who elects to convert the Debenture in connection with certain share exchanges, mergers or consolidations involving the Company, as described in the Indenture. The 2029 Convertible Debentures, which pay a fixed rate of interest semi-annually, have a contingent interest component that will require the Company to pay interest based on the trading price of the Debentures exceeding a specified threshold at specified times, commencing on September 15, 2019, as outlined in the Indenture. The maximum amount of contingent interest that will accrue is 0.75% per annum of the average trading price of the Debentures during the periods specified in the Indenture. The fair value of this embedded derivative was not significant at March 31, 2011 or 2010.

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

Including the $55.0 obligation for the Orlando facility, total capital lease obligations were $57.9 and $58.0 at March 31, 2011 and December 31, 2010, respectively.

During 2009, the Company entered into a $125.0 asset securitization facility collateralized by accounts receivables of certain of its subsidiaries, of which $50.0 was scheduled to expire in June 2010 and $75.0 expires in June 2012. The $50.0 that was scheduled to expire in June 2010 was extended through June 2011. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. As of March 31, 2011, the Company has borrowings of $58.0 under this facility. As of December 31, 2010, the Company had borrowings of $85.0 under this facility.

Other debt of $10.7 and $10.7 at March 31, 2011 and December 31, 2010, respectively, consisted of miscellaneous domestic and international borrowings.

At March 31, 2011, future minimum payments of the Company’s debt arrangements are as follows:

Remainder of 2011 and 2012	$65.6
2013	—
2014	6.0
2015	55.0
2016	—
Thereafter	125.0

Total	$251.6

(10) COMMITMENTS AND CONTINGENCIES

Commitments

At March 31, 2011, the Company had outstanding letters of credit of approximately $31 and other bond obligations of approximately $2 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material. The Company also has purchase commitments with telecommunications providers of approximately $22 for the remainder of 2011.

At March 31, 2011, the Company had outstanding performance bond obligations of approximately $39 related to performance and payment guarantees for the Company’s former HR Management line of business. Upon completion of the sale of the HR Management business, the Company continues to be responsible for these bond obligations. As part of the gain on disposition the Company recognized a liability equal to the present value of probability weighted cash flows of potential outcomes, a level 3 fair value measurement. Although NorthgateArinso is obligated to indemnify the Company for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of March 31, 2011 the Company maintains a liability of approximately $1 for these obligations.

Contingencies

The Company from time to time is involved in various loss contingencies, including tax and legal contingencies that arise in the ordinary course of business. The Company accrues for a loss contingency when it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. At this time, the Company believes that the results of any such contingencies, either individually or in the aggregate, will not have a materially adverse effect on the Company’s results of operations or financial condition. However, the outcome of any litigation cannot be predicted with certainty. An unfavorable resolution of one or more pending matters could have a materially adverse impact on the Company’s results of operations or financial condition in the future. At March 31, 2011, the Company believes it is adequately reserved for all legal contingencies.

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

The District Court dismissed the plaintiffs’ complaint because it lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On appeal, the United States Court of Appeals for the Fifth Circuit affirmed the dismissal in part and reversed in part. The Fifth Circuit remanded a limited number of issues for further proceedings in the District Court. In 2006, the District Court granted the plaintiffs’ motion to certify a class of purchasers of Intervoice stock during the Class Period. Intervoice appealed and in 2008, the Fifth Circuit vacated the District Court’s class-certification order and remanded the case to the District Court for further consideration. In October 2009, the District Court denied the plaintiffs’ motion to certify a class. In January 2010, the Fifth Circuit granted the plaintiffs’ petition for permission to appeal the denial of class certification. The case has been stayed in the District Court pending the Fifth Circuit’s decision on the plaintiffs’ appeal. The Company and the plaintiffs have signed a term sheet to settle and terminate the lawsuit. The parties continue to negotiate a mutually acceptable settlement and release agreement consistent with the term sheet, which will be subject to approval by the District Court. The Company expects that the settlement will not have a material adverse impact on the Company’s results of operations or financial condition and believes its reasonable range of loss does note exceed amounts accrued at March 31, 2011.

(11) FAIR VALUE DISCLOSURES

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

At March 31, 2011 and December 31, 2010, the Company had foreign currency forward contracts measured at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during the three months ended March 31, 2011 and 2010. The assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Foreign currency forward contracts (asset position)	$33.8	—	$33.8	—
Foreign currency forward contracts (liability position)	$6.1	—	$6.1	—

	December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Foreign currency forward contracts (asset position)	$38.8	—	$38.8	—
Foreign currency forward contracts (liability position)	$8.0	—	$8.0	—

Fair values of cash equivalents and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. The fair value of short-term debt approximates its recorded value because of its short-term nature. Based on quoted market prices at March 31, 2011, the fair value of the $125.0 of the Company’s 2029 Convertible Debentures is $186.9.

(12) FINANCIAL INSTRUMENTS

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

The Company serves many of its U.S.-based clients using contact center capacity in the Philippines, India and Canada. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR) or Canadian dollars (CAD), which represents a foreign exchange exposure. The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward exchange contracts and options with several financial institutions. These instruments mature within the next 33 months and had a notional value of $509.1 at March 31, 2011 and $571.6 at December 31, 2010. The derivative instruments discussed above are designated and effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	March 31, 2011	December 31, 2010
Forward exchange contracts and options designated as hedging instruments:
Included within other current assets	$19.5	$19.5
Included within other non-current assets	14.3	19.2
Included within other current liabilities	5.9	7.2
Included within other long-term liabilities	0.2	0.8

The Company recorded deferred tax expense of $10.8 and $12.0 related to these derivatives at March 31, 2011 and December 31, 2010, respectively. A total of $16.9 and $18.7 of deferred gains, net of tax, related to these cash flow hedges at March 31, 2011 and December 31, 2010, respectively, were accumulated in Other Comprehensive Income (OCI). As of March 31, 2011, deferred gains of $13.6 ($8.4 net of tax), on derivative instruments included in accumulated OCI are expected to be reclassified into earnings during the next twelve months. The following table provides the effect of these derivative instruments on the Company’s Consolidated Financial Statements for the three months ended March 31, 2011 and 2010:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Three Months Ended March 31, 2011
Foreign exchange contracts	$(0.8)	$2.2	- Cost of providing services and products sold and Selling, general and administrative
Three Months Ended March 31, 2010
Foreign exchange contracts	$15.0	$—	- Cost of providing services and products sold and Selling, general and administrative

The amount recognized related to the ineffective portion of the derivative instruments was not material for the three months ended March 31, 2011.

The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. During the three months ended March 31, 2011, a loss of $0.1 was recognized related to changes in fair value of these derivative instruments not designated as hedges, compared to a loss of $0.7 for the same period in 2010. The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within Other income, net in the accompanying Consolidated Statements of Operations and Comprehensive Income. The fair value of these derivative instruments not designated as hedges at March 31, 2011 was not material to the Company’s Consolidated Balance Sheet.

A few of the Company’s counterparty agreements related to derivative instruments contain provisions that require that the Company maintain collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments in liability position on March 31, 2011 is $6.1 for which the Company has no posted collateral. Future downgrades in the Company’s credit ratings and/or changes in the foreign currency markets could result in collateral to counterparties.

(13) INCOME TAXES

The liability for unrecognized tax benefits was $84.2 and $84.4 at March 31, 2011 and December 31, 2010, respectively, and is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. The total amount of unrecognized tax benefits that would affect income tax expense if ever recognized in the Consolidated Financial Statements is $71.9. This amount includes interest and penalties of $16.9. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will decrease by $5.0 to $10.0 in the next twelve months based upon the anticipated resolution of audits; however, actual developments in this area could differ from those currently expected.

The effective tax rate on net income from continuing operations was 30.5% for the three months ended March 31, 2011 compared to 32.6% in the same period last year. The lower effective tax rate for the three months ended March 31, 2011 is primarily due to a shift in the geographic mix of worldwide income.

(14) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill increased to $821.4 at March 31, 2011 from $820.5 at December 31, 2010. The increase was largely the result of foreign currency movements, partially offset by the $2.2 reduction to goodwill from the sale of the Finance and Accounting outsourcing line of business. Intangible assets (including software and customer relationships) decreased to $64.7 at March 31, 2011 from $69.1 at December 31, 2010, principally due to normal amortization. As of March 31, 2011, the Company’s total identifiable intangible assets, acquired primarily through business combinations, consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$88.6	$(61.2)	$27.4
Trademarks	12.0	(8.5)	3.5
Customer relationships and other intangibles	152.7	(118.9)	33.8

Total	$253.3	$(188.6)	$64.7

The intangible assets are being amortized using the following amortizable lives: five to eight years for software, four years for trademarks and seven to twelve years for customer relationships and other intangibles. The remaining weighted average depreciation period for software is 4.7 years. The remaining weighted average amortization period for trademarks, customer relationships and other intangibles is 6.0 years. Amortization of software is included within depreciation expense as the underlying assets are classified within property, plant and equipment.

Trademarks, customer relationships, and other intangibles amortization expense was $2.4 and $2.6 for the three months ended March 31, 2011 and 2010, respectively, and is estimated to be approximately $10 for the year ended December 31, 2011. The related estimated expense for the five subsequent years ended December 31 is as follows:

2012	$9
2013	7
2014	3
2015	3
2016	2
Thereafter	$6

(15) PAYABLES AND OTHER CURRENT LIABILITIES

	At March 31, 2011	At December 31, 2010
Accounts payable	$45.2	$53.6
Accrued income and other taxes	22.3	19.7
Accrued payroll-related expenses	96.6	100.2
Derivative liabilities	6.0	7.2
Accrued expenses, other	86.6	103.6
Deferred revenue and government grants	73.2	60.1
Restructuring and exit costs	28.3	35.8

	$358.2	$380.2

(16) BUSINESS SEGMENT INFORMATION

As discussed in Note 1, after the sale of HR Management, the Company reorganized its reportable segments into the following segments, (i) Customer Management, which provides agent-assisted services, self-service, and intelligent technology care solutions; and (ii) Information Management, which provides business support system (BSS) solutions. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Three Months Ended March 31,
	2011	2010
Revenues:
Customer Management	$458.5	$463.6
Information Management	79.8	82.4
Corporate and Other	6.3	(0.0)

	$544.6	$546.0

Depreciation:
Customer Management	$14.9	$16.8
Information Management	3.1	3.9
Corporate and Other	3.2	4.9

	$21.2	$25.6

Amortization:
Customer Management	$1.9	$1.9
Information Management	0.5	0.7

	$2.4	$2.6

Operating Income (Loss):
Customer Management	$32.2	$33.8
Information Management	7.2	6.9
Corporate and Other (1)	(2.4)	(18.6)

	$37.0	$22.1

Capital Expenditures: (2)
Customer Management	$11.4	$9.8
Information Management	3.8	2.3
Corporate and Other (3)	2.5	2.3

	$17.7	$14.4

(1)

Includes a $1.5 benefit associated with the Supplemental Executive Retirement Plan (SERP) curtailment for the three months ended March 31, 2011 and costs previously allocated to the HR Management line of business of $6.2 and CEO transition costs of $6.2 for the three months ended March 31, 2010.

(2)	Excludes proceeds from the disposal of property and equipment.
(3)	Includes shared services-related capital expenditures.

	At Mar. 31, 2011	At Dec. 31, 2010
Goodwill:
Customer Management	$624.1	$624.1
Information Management	197.3	196.4

	$821.4	$820.5

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in Millions Except Per Share Amounts)

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

Prior to June 2010, we had three reportable segments, Customer Management, Information Management and Human Resources Management (HR Management). In March 2010, we signed a definitive agreement to sell the HR Management line of business to NorthgateArinso, the HR division of Northgate Information Solutions, for approximately $100 with $85 paid in cash at closing and $15 in cash over three years. The sale substantially completed on June 1, 2010, for which we received approximately $80 in cash as well as a zero coupon note in the principal amount of $15. The sales of certain foreign operations of the HR Management business were completed during the third and fourth quarters of 2010, resulting in a receipt of an additional $5 in cash. Final settlement of working capital adjustments resulted in cash payments to NorthgateArinso of approximately $7 during the fourth quarter of 2010. In connection with the sale of the HR Management line of business, we reorganized our reportable segments into two segments: Customer Management, which provides agent-assisted services, self-service, and intelligent technology care solutions, and Information Management, which provides business support system (BSS) solutions. See Note 16 for information about these segments.

As a result of the sale of the HR Management line of business, the operating results and assets and liabilities related to HR Management have been reflected as discontinued operations for all periods presented. Certain costs previously allocated to the HR Management segment that do not qualify for discontinued operations accounting treatment are reported as costs from continuing operations within Corporate and Other. These costs previously allocated to HR Management that are now included in Corporate and Other within selling, general and administrative costs were $6.2 for the three months ended March 31, 2010. Beginning June 1, 2010, we began earning transition services revenues for services provided to the buyer under agreements lasting from three to eighteen months. For the three months ended March 31, 2011, we earned $6.3 in revenue under these transition services agreements, which is reflected in Corporate and Other. These revenues largely offset the related costs described above. While the length of the transition services agreements vary depending upon the type of service provided, we have taken and continue to take actions to reduce these costs and our expectation is that we will eliminate the underlying costs as the transition services are completed.

The total gain on the sale of HR Management amounted to $35.2 pretax and $5.6 after-tax. The sale of HR Management was a taxable transaction that resulted in $29.6 being recorded for the combined federal, state and foreign income tax obligation. The high effective tax rate on the transaction was largely due to substantially lower tax basis in goodwill as compared to book value.

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

Agent-related revenues, which account for approximately 90% of Customer Management revenues for the three months ended March 31, 2011, are typically recognized as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. In a limited number of engagements where the client pays a fixed fee, we recognize revenues based on the specific facts and circumstances of the engagement, either using the proportional performance method or recognizing the entire amount upon final completion of the engagement. Customer Management remaining revenues are derived from the sale of premise-based and hosted automated self-care and technology solutions. License, professional and consulting services and maintenance and software support services revenues are recognized from sale of advanced speech recognition solutions. Revenue from the sale of these solutions is recognized pursuant to authoritative guidance for software revenue recognition.

During the three months ended March 31, 2011, Customer Management revenues decreased 1% to $458.5 compared to the prior year period. Customer Management operating income and operating margin were $32.2 and 7.0%, respectively, compared with $33.8 and 7.3% in the prior year period. Further detail on Customer Management results is presented in “Results of Operations,” below.

Information Management

Our Information Management segment serves clients principally by providing and managing complex business support system (BSS) solutions.

License and related support and maintenance fees, which accounted for 45% of Information Management revenues for the three months ended March 31, 2011, are earned under perpetual and term license arrangements. We invoice our clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. Fees for support and maintenance normally are charged in advance either on an annual, quarterly or monthly basis. The accounting for our license and support and maintenance arrangements can be complex and requires a significant amount of judgment. Some of the factors that we must assess include: the separate elements of the arrangement; vendor-specific objective evidence of fair value for the various undelivered elements of the arrangement; whether the software fees are fixed or determinable; whether the fees are considered collectible and whether services included in the arrangement represent significant production, customization or modification of the software. Professional and consulting services for installation, implementation, customization, migration, training and managed services accounted for 37% of Information Management revenues for the three months ended March 31, 2011. The professional and consulting fees are either invoiced monthly to our clients based on time and material costs incurred at contractually agreed upon rates or, in some instances, for a fixed fee. Information Management remaining revenues consist of monthly fees for processing client transactions in Information Management data centers and, in some cases, the clients’ data centers. These data processing revenues are earned and recognized based on the number of invoices, subscribers or events that are processed by Information Management using contractual rates.

During the first three months of 2011, Information Management revenue was $79.8, a 3% decline compared to the prior year. Information Management operating income and operating margin were $7.2 and 9.0%, respectively, compared with $6.9 and 8.4%, respectively, in the prior year period.

The Company files annual, quarterly and current reports and proxy statements with the SEC. These filings are available to the public over the Internet on the SEC’s website at http://www.sec.gov and on the Company’s website at http://www.convergys.com. You may also read and copy any document we file with the SEC at its public reference facilities in Washington, D.C. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. You can also inspect reports, proxy statements and other information about Convergys at the offices of the NYSE Euronext, 11 Wall Street, New York, New York 10005.

FORWARD-LOOKING STATEMENTS

This report contains statements, estimates or projections that constitute “forward-looking statements” as defined under U.S. federal securities laws. In some cases, one can identify forward-looking statements by terminology such as “will,” “expect,” “estimate,” “think,” “forecast,” “guidance,” “outlook,” “plan,” “lead,” “project” or other comparable terminology. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks include, but are not limited to: (i) the loss of a significant client or significant business from a client; (ii) the future financial performance of major industries that we serve; (iii) our inability to protect personally identifiable data against unauthorized access or unintended release; (iv) our inability to maintain and upgrade our technology and network equipment in a timely manner; (v) international business and political risks, including economic weakness and operational disruption as a result of natural events, political unrest, war, terrorist attacks or other civil disruption; and (vi) those factors contained in our periodic reports filed with the SEC, including in the “Risk Factors” section of our most recent Annual Report on Form 10-K. The forward-looking information in this document is given as of the date of the particular statement and we assume no duty to update this information. Our filings and other important information are also available on the investor relations page of our web site at www.convergys.com.

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

CONSOLIDATED RESULTS

	Three Months Ended March 31,
	2011	2010	Change	%
Revenues	$544.6	$546.0	$(1.4)	(0)
Cost of providing services and products sold	338.7	322.0	16.7	5
Selling, general and administrative	131.8	158.6	(26.8)	(17)
Research and development costs	13.5	15.1	(1.6)	(11)
Depreciation	21.2	25.6	(4.4)	(17)
Amortization	2.4	2.6	(0.2)	(8)

Total costs and expenses	507.6	523.9	(16.3)	(3)

Operating Income	37.0	22.1	14.9	67
Equity in Earnings of Cellular Partnerships	10.2	13.3	(3.1)	(23)
Other Income, net	7.6	8.3	(0.7)	(8)
Interest Expense	(4.6)	(5.7)	1.1	(19)

Income before Income Taxes	50.2	38.0	12.2	32
Income Tax Expense	15.3	12.4	2.9	23

Income from Continuing Operations, net of tax	34.9	25.6	9.3	36
Income from Discontinued Operations, net of tax expense of $4.5 for the three months ended March 31, 2010	—	9.7	(9.7)	NM

Net Income	$34.9	$35.3	$(0.4)	(1)

Diluted Earnings Per Common Share:
Continuing Operations	$0.28	$0.20	$0.08	39
Discontinued Operations	—	0.08	(0.08)	NM

Diluted earnings per common share	$0.28	$0.28	$—	0

Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2010

Consolidated revenues for the first quarter of 2011 were $544.6 compared to $546.0 for the comparable period last year, reflecting revenue decreases in both Customer Management and Information Management partially offset by $6.3 of revenue earned under transition services agreements subsequent to the sale of HR Management. Operating income for the first quarter of 2011 was $37.0 compared to operating income of $22.1 in the prior year, due primarily to $6.2 of severance and other transition costs associated with the change in the CEO of the Company in February 2010 and $6.2 of HR Management related costs that did not qualify for reporting as discontinued operations in the first quarter of 2010. The transition services revenue above largely offsets the continuing HR Management related costs. We have taken and continue to take actions to reduce these costs and our expectation is that we will eliminate the underlying costs as the transition services are completed.

As a percentage of revenues, the cost of providing services and products sold was 62.2% compared to 59.0% during the corresponding period last year, reflecting our investment in incremental resources for new programs expected to deliver future revenue as well as the negative impact of a client bankruptcy. Selling, general, and administrative expenses in the first quarter of 2011 decreased to $131.8 compared to $158.6 in the first quarter of 2010. As a percentage of revenues, selling, general and administrative expenses were 24.2% in the first quarter of 2011 compared to 29.0% in the first quarter of 2010 as a result of cost reduction efforts as well as the $6.2 of CEO transition costs and $6.2 of HR Management related costs incurred during the first quarter of 2010. The 11% decrease in research and development costs primarily reflects a shift off-shore of the resources utilized in our investment in technology within the Customer Management segment. Compared to the prior year, the $4.4 decrease in depreciation expense reflects a lower depreciable asset base.

During the first quarter of 2011, we recognized equity income in the Cellular Partnerships of $10.2 compared to equity income of $13.3 in the prior year. Other income of $7.6 was primarily due to a pre-tax gain of $7.0 on the sale of the Finance and Accounting outsourcing line of business during the quarter. Other income of $8.3 in the first quarter of 2010 included the impact of a $13.0 reduction to a non-operating accrual. Interest expense improved to $4.6 from $5.7 in the prior year reflecting a lower level of debt outstanding throughout the first quarter of 2011. Our effective tax rate on net income from continuing operations was 30.5% for the three months ended March 31, 2011 compared to 32.6% in the same period last year. The lower effective tax rate for the three months ended March 31, 2011 is primarily due to a shift in the geographic mix of worldwide income. As mentioned in our 2010 Annual Report on Form 10-K, the tax holiday in India expired on March 31, 2011. The impact of this expiration is expected to be largely mitigated by expansion in other jurisdictions with lower tax rates.

As a result of the above, first quarter 2011 income from continuing operations and income from continuing operations per diluted share were $34.9 and $0.28, respectively, compared with $25.6 and $0.20, respectively, in the first quarter of 2010.

The results from discontinued operations in 2010 include the operating results of the HR Management business that were discontinued as a result of the sale of the business. Discontinued operations include revenues of $65.0 in the first quarter of 2010. Income from discontinued operations, net of tax and the income from discontinued operations per diluted share for the three months ended March 31, 2010 was $9.7 and $0.08, respectively.

First quarter 2011 net income and earnings per diluted share were $34.9 and $0.28, respectively, compared with $35.3 and $0.28, respectively, in the first quarter of 2010.

Non-GAAP Measures for the three months ended March 31, 2011 and 2010

In order to assess the underlying operational performance of the continuing operations of the business, we provide non-GAAP measures in the table below that exclude the following: 1) the gain on the sale of the Finance and Accounting outsourcing line of business of $7.0 during the first quarter of 2011, reported within other income; 2) certain costs previously allocated to the HR Management business that are now included in continuing operations as discussed above and in more detail in Note 3 of the Notes to Consolidated Financial Statements; these costs were $6.2 in the first quarter of 2010; 3) a reduction of non-operating accruals by $13.0 during the first quarter of 2010, which is reported within other income; and 4) severance and other transition costs associated with the change in the CEO of the Company in February 2010, which resulted in a negative impact to first quarter 2010 results from continuing operations of $6.2.

We use operating income, income from continuing operations, net of tax and earnings per share data excluding the above items to assess the underlying operational performance of the continuing operations of the business for the year and to have a basis to compare underlying results to prior and future periods. Adjustments for these charges are relevant in evaluating the overall performance of the business. Limitations associated with the use of these non-GAAP measures include that these measures do not include all of the amounts associated with our results as determined in accordance with GAAP. Management compensates for these limitations by using both the non-GAAP measures (operating income, income from continuing operations, net of tax and diluted earnings per share excluding these charges) and the GAAP measures (operating income, income from continuing operations, net of tax and diluted earnings per share) in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond those described above.

Reconciliation of GAAP EPS from Continuing Operations to non-GAAP EPS from Continuing Operations

	Three Months Ended March 31,
	2011	2010	Change	%
Operating (loss) income as reported under U.S. GAAP	$37.0	$22.1	14.9	67
CEO transition costs	—	6.2	(6.2)	NM
HR Management costs not qualifying as discontinued operations	—	6.2	(6.2)	NM

Total Charges	—	12.4	(12.4)	NM

Adjusted Operating Income (a non-GAAP measure)	$37.0	$34.5	2.5	7

Income from continuing operations, net of tax, as reported under U.S. GAAP	$34.9	$25.6	9.3	36
Total operating charges of $12.4 for the three months ended March 31, 2010, net of tax	—	9.1	(9.1)	NM
Gain on sale of F&A line of business of $7.0 for the three months ended March 31, 2011, net of tax	(4.3)	—	(4.3)	NM
Non-operating reserve reduction of $13.0 for the three months ended March 31, 2010, net of tax	—	(8.1)	8.1	NM

Adjusted income from continuing operations, net of tax (a non-GAAP measure)	$30.6	$26.6	4.0	15

Diluted (loss) earnings per common share from continuing operations as reported under U.S. GAAP	$0.28	$0.20	0.1	36
Impact of net charges included in continuing operations, net of tax	(0.04)	0.01	(0.0)	NM

Adjusted diluted earnings per common share from continuing operations (a non-GAAP measure)	$0.24	$0.21	0.0	15

Excluding the charges discussed above and as a result of the foregoing, first quarter 2011 adjusted operating income was $37.0, compared to $34.5 in the first quarter of 2010. Additionally, adjusted income from continuing operations, net of tax and adjusted diluted earnings per share from continuing operations excluding these charges were $30.6 and $0.24, respectively, in 2011, compared to $26.6 and $0.21, respectively, in the corresponding period in 2010.

CUSTOMER MANAGEMENT

	Three Months Ended March 31,
	2011	2010	Change	%
Revenues:
Communications	$267.6	$268.8	$(1.2)	(0)
Technology	41.9	37.5	4.4	12
Financial services	54.6	64.2	(9.6)	(15)
Other	94.4	93.1	1.3	1

Total revenues	458.5	463.6	(5.1)	(1)
Cost of providing services and products sold	291.5	277.9	13.6	5
Selling, general and administrative	114.1	127.7	(13.6)	(11)
Research and development costs	3.9	5.5	(1.6)	(29)
Depreciation	14.9	16.8	(1.9)	(11)
Amortization	1.9	1.9	—	0

Total costs and expenses	426.3	429.8	(3.5)	(1)

Operating Income	32.2	33.8	(1.6)	(5)
Operating Margin	7.0%	7.3%

Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2010

Revenues

Customer Management revenues for the first quarter of 2011 were $458.5, a 1% decrease from the first quarter of 2010. Revenues from the communications vertical were consistent year over year. Revenues from the financial services vertical decreased 15% from the first quarter of 2010, primarily reflecting project completions and volume reductions. Revenues from the technology vertical increased 12% from the first quarter of 2010 due to new projects with existing clients and project expansions. Other revenues, which are comprised of clients outside of Customer Management’s three largest industries, remained consistent with the first quarter of 2010.

Costs and Expenses

Customer Management total costs and expenses of $426.3 decreased 1% from the first quarter 2010 costs of $429.8. Customer Management cost of providing services and products sold during the first quarter of 2011 increased 5% to $291.5 from the first quarter of 2010. As a percentage of revenues, cost of providing services and products sold was 63.6%, compared to 59.9% in the prior year period, reflecting our investment in incremental resources for new programs expected to deliver future revenue as well as the negative impact associated with a client’s bankruptcy. Selling, general and administrative expenses of $114.1 in the first quarter of 2011 decreased 11% as compared to $127.7 during the same period in 2010 reflecting cost reduction actions previously taken, partially offset by incremental investment in sales and marketing efforts. Research and development costs of $3.9 decreased $1.6 compared to the first quarter of 2010 due to a shift off-shore of the resources utilized in our investment in technology. Depreciation expense of $14.9 decreased $1.9 from the prior year quarter due to a lower depreciable asset base.

Operating Income

As a result of the foregoing, Customer Management first quarter 2011 operating income and margin were $32.2 and 7.0%, respectively, compared to $33.8 and 7.3%, respectively, in the first quarter of 2010.

INFORMATION MANAGEMENT

	Three Months Ended March 31,
	2011	2010	Change	%
Revenues:
Data processing	$13.8	$17.2	$(3.4)	(20)
Professional and consulting	29.9	30.3	(0.4)	(1)
License and other	36.1	34.9	1.2	3

Total revenues	79.8	82.4	(2.6)	(3)
Cost of providing services and products sold	42.3	44.2	(1.9)	(4)
Selling, general and administrative	17.1	17.1	—	0
Research and development costs	9.6	9.6	—	0
Depreciation	3.1	3.9	(0.8)	(21)
Amortization	0.5	0.7	(0.2)	(29)

Total costs and expenses	72.6	75.5	(2.9)	(4)

Operating Income	7.2	6.9	0.3	4
Operating Margin	9.0%	8.4%

Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2010

Revenues

Information Management revenues of $79.8 during the first quarter of 2011 were down 3% compared to the corresponding period last year due primarily to project completions. Data processing revenues of $13.8 decreased 20% from the corresponding period last year reflecting project completions. Professional and consulting revenues of $29.9 were consistent with the corresponding period last year of $30.3. License and other revenues of $36.1 increased 3% from the corresponding period last year due to the timing and volume of license sales.

Costs and Expenses

Information Management total costs and expenses were $72.6, a 4% decline from the first quarter of 2010. Compared to the prior year, Information Management cost of providing services and products sold during the first quarter of 2011 decreased 4% to $42.3. As a percentage of revenues, cost of providing services and products sold was 53.0% in the first quarter of 2011, compared to 53.6% in the first quarter of 2010. Selling, general and administrative expenses of $17.1 in the first quarter of 2011 were consistent with the prior year period. As a percentage of revenues, selling, general and administrative expenses were 21.4% in the first quarter of 2011, compared to 20.8% in the prior year period, reflecting cost reduction efforts, offset by investment in sales and marketing efforts. Research and development costs of $9.6 were consistent with the first quarter of 2010. Depreciation expense of $3.1 decreased $0.8 from the prior year quarter due to a lower depreciable asset base.

Operating Income

As a result of the foregoing, Information Management operating income and operating margin during the first quarter of 2011 were $7.2 and 9.0%, respectively, compared with $6.9 and 8.4%, respectively, during the first quarter of 2010.

RESTRUCTURING CHARGES

2010 Restructuring

During 2010, we initiated a restructuring plan and incurred a total charge of $36.7 consisting of $22.4 of severance-related charges and $14.3 of facility-related charges. The $22.4 of severance-related charges were comprised of $13.3 at Customer Management and $3.0 at Information Management, largely to reduce headcount and align resources to future business needs, and $6.1 at Corporate to further simplify operations and to reflect the impact of the sale of the HR Management line of business. The severance charge of $22.4 is largely being paid in cash pursuant to the Company’s existing severance policy and employment agreements. When completed, these actions will affect approximately 1,000 professional employees and approximately 1,400 non-salaried employees worldwide and are expected to be mostly completed by the end of 2011. The facility-related charge of $14.3 relates to lease rent accruals and penalties for properties that have closed as the result of consolidating facilities and shifting capacity. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. We used estimates, based on consultation with the Company’s real estate advisors, to determine the proceeds from any future sublease agreements. We will continue to evaluate these estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to these facility closures in the future. Therefore, the Company reviews facility-related reserves on a facility basis rather than restructuring charge basis. At March 31, 2011 the facility-related restructuring reserve for all reserved facilities had an outstanding balance of $19.5, which will be paid out over several years until the leases expire.

Restructuring liability activity for the 2010 severance plan, the balance of which is included within Payables, deferred revenue and other current liabilities on the Company’s balance sheets, consisted of the following:

2011
Balance at January 1	$12.4
Severance payments	(3.6)

Balance at March 31, 2011	$8.8

The restructuring actions, when completed, will result in cost reductions in excess of $50 on an annualized basis. The impact of this benefit will be spread across our operating expenses, particularly within the selling, general and administrative expense and cost of providing services and products sold captions of our Consolidated Statements of Operations and Comprehensive Income (Loss). When completed, the severance actions are expected to result in cash savings in excess of $40 on an annualized basis. We do not believe that the impact on liquidity is material.

2009 Restructuring

During 2009, we initiated restructuring plans of $43.3 to reduce headcount and align resources to future business needs. The severance actions were completed as of March 31, 2011. The facility-related charge relates to lease rent accruals for properties that have closed as the result of consolidating facilities, consistent with the methodology discussed in connection with the 2010 restructuring. The facility-related restructuring reserve related to this charge is encompassed within the total outstanding facility balance of $19.5 referred to above, which will be paid over several years until the leases expire.

Restructuring liability activity for the 2009 plans consisted of the following:

2011
Balance at January 1	$2.7
Severance payments	(2.7)

Balance at March 31, 2011	$—

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

Facilities Restructuring

Restructuring liability activity for the facilities plans consisted of the following:

2011
Balance at January 1	$20.7
Facility payments	(1.2)

Balance at March 31, 2011	$19.5

CLIENT CONCENTRATION

During the first three months of 2011, our three largest clients accounted for 40.1% of our revenues, compared to 38.1% in the same period of 2010. We serve AT&T, our largest client with 20.8% of revenues in the first three months of 2011 as compared to 23.3% of revenue in the same period in prior year, under several Customer Management and Information Management contracts. We serve DirecTV and Comcast Corporation, our second and third largest clients, under Customer Management contracts. Volumes under certain of our long-term contracts are subject to variation based on, among other things, the spending by clients on outsourced customer support and subscriber levels.

BUSINESS OUTLOOK

For the full year 2011, Convergys expects modest revenue growth and margin expansion. Convergys segment revenue expectations include:

•	Customer Management revenue to exceed $1,840;

•	Information Management revenue to exceed $340;

•	EBITDA of $295 to $325;

•	Total company earnings per share of $1.00 to $1.15, on a GAAP basis and;

•	Free cash flow to exceed net income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows

We believe that Convergys has adequate liquidity from cash and expected future operating cash flows to fund ongoing operations, invest in the business and make required debt payments for the next twelve months. In addition, expected future cash flows provide additional ability to invest in the business.

Cash flow from operating activities generally provides us with a significant source of funding for our investing and financing activities. Cash flow from operating activities totaled $34.8 in the first three months of 2011 compared to $48.5 in the same period last year, which included $3.1 of cash flows used by discontinued operations. The decline in the current year largely was due to an increase in the net implementation spending in the current year and the timing of working capital requirements. Days sales outstanding at March 31, 2011 was 60 days compared to 61 days at March 31, 2010. This performance measure is computed as follows: receivables, net of allowances, divided by average daily revenue. Our net cash provided by operating activities for the first three months of 2011 and 2010 included $9.5 and $7.7, respectively, of cash received from the Cellular Partnerships. As we have received distributions from the Partnerships in excess of our initial investment, cash flows are classified as operating as they represent return on investment rather than return of invested capital.

Cash flow used in investing activities was $7.7 during the first three months of 2011, compared to $17.6 during the first three months of 2010. Cash used in investing activities includes capital expenditures of $17.7 and $14.6 for the three months ended March 31, 2011 and 2010, respectively. The decrease in the amounts used in investing activities in the current year was due to $10.0 in cash received upon the close of the sale of the Finance and Accounting outsourcing line of business.

Cash flow used in financing activities was $46.9 during the first three months of 2011 compared to $254.2 during the first three months of 2010. During the first quarter of 2011, we repurchased 1.4 million shares of the Company’s common stock for $19.2 and repaid $26.9 on our outstanding borrowings. During the first three months of 2010, we repaid $300.0 of the outstanding balance on our revolving credit facility. At March 31, 2010, the Company had borrowings of $50.0 under the accounts receivable securitization facility.

We use free cash flow to assess the financial performance of the Company. We define free cash flow as cash flows from operating activities less capital expenditures. A reconciliation of the GAAP measure, net cash provided by operating activities, to the non-GAAP measure, free cash flow, is as follows:

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities under U.S. GAAP	$34.8	$48.5
Capital expenditures, net	(17.7)	(14.6)

Free cash flow (a non-GAAP measure)	$17.1	$33.9

Free cash flow, as defined above, was $17.1 and $33.9 for the first three months of 2011 and 2010, respectively. The decrease in free cash flow of $16.8 from the prior year was due to lower cash generated from operating activities during the first three months of 2011 primarily as a result of an increase in net implementation spending, the timing of working capital requirements and higher capital expenditures.

We believe that free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow facilitates management’s ability to strengthen the Company’s Balance Sheet, to repay the Company’s debt obligations and to repurchase the Company’s common shares. Limitations associated with the use of free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by utilizing the non-GAAP measure, free cash flow, and the GAAP measure, cash flows from operating activities, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above.

We define Adjusted EBITDA, as earnings from continuing operations before interest, taxes, depreciation and amortization, and excluding the $7.0 gain on sale of the Finance and Accounting outsourcing line of business in the first quarter of 2011 and excluding the HR Management related impacts, CEO transition costs and non-operating reserve reduction in the first quarter of 2010. Excluding these items, Adjusted EBITDA was $71.4 for the three months ended March 31, 2011 compared to $71.3 for the same period in prior year.

A reconciliation of the GAAP measure, earnings from continuing operations, to the non-GAAP measures EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2011	2010
Income from Continuing Operations, net of tax under U.S. GAAP	$34.9	$25.6
Depreciation and Amortization	23.6	28.2
Interest expense	4.6	5.7
Income tax expense (benefit)	15.3	12.4

EBITDA (a non-GAAP measure)	78.4	71.9

Gain on sale of Finance and Accounting outsourcing line of business	(7.0)	—
CEO transition costs	—	6.2
HR Management related costs not qualifying as Discontinued Operations	—	6.2
Non-operating reserve reduction	—	(13.0)

Adjusted EBITDA (a non-GAAP measure)	$71.4	$71.3

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

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

At March 31, 2011, total capitalization was $1,394.0, consisting of $183.5 of short-term and long-term debt and $1,210.5 of equity. The total debt-to-capital ratio was 13.2% at March 31, 2011, compared to 15.1% at December 31, 2010.

On March 11, 2011, we entered into a $300 Four-Year Competitive Advance and Revolving Credit Facility Agreement (the New Credit Facility). The New Credit Facility replaces our $400, Five-Year Competitive Advance and Revolving Credit Facility Agreement (the Prior Credit Facility), dated as of October 20, 2006 and as amended subsequently, among Convergys and a group of financial institutions. In connection with our entry into the New Credit Facility, we terminated the Prior Credit Facility. There were no balances outstanding under the Prior Revolving Facility at March 11, 2011 or December 31, 2010.

We have two borrowing options available under the New Credit Facility: (i) a competitive advance option which will be provided on an uncommitted competitive advance basis through an auction mechanism and (ii) a revolving credit option which will be provided on a committed basis. Under each option, amounts borrowed and repaid may be re-borrowed subject to availability. Borrowings under the New Credit Facility bear interest at one of the rates described in the New Credit Facility. The New Credit Facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios (as defined in the New Credit Facility). The Company’s interest coverage ratio, defined as the ratio of EBITDA to consolidated interest expense, cannot be less than 4.00 to 1.00 as determined on a rolling four quarter basis. Our debt-to-EBITDA ratio cannot be greater than 3.00 to 1.00 until December 31, 2012 and 2.75 to 1.00 after December 31, 2012. The New Credit Facility also contains customary representations and warranties. In the event of a default, the lenders may terminate the commitments and declare the amounts outstanding, and all accrued interest, immediately due and payable. The maturity date of the New Credit Facility is March 11, 2015 except that, upon the satisfaction of certain conditions, we may extend the maturity date by one year twice during the term. We will pay an annual facility fee regardless of utilization. At March 31, 2011 the facility was undrawn. We were in compliance with all covenants at March 31, 2011.

In December 2004, we issued $250.0 in 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009. During the first nine months of 2009, we retired approximately $58.2 of the outstanding debt. In the fourth quarter of 2009, we announced an exchange offer (Exchange Offer), under the terms of which the Company offered to exchange one-thousand twenty dollars in principal amount of its new 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) for each one-thousand dollars in principal amount of its 4.875% Senior Notes. We issued a total of $125.0 aggregate principal amount of the 2029 Convertible Debentures in exchange for $122.5 of the 4.875% Senior Notes. Following the settlement of the exchange, approximately $70.1 aggregate principal amount of the 4.875% Senior Notes remained outstanding that was fully paid in December 2009. The entire balance of the 2029 Convertible Debentures was outstanding as of March 31, 2011 and December 31, 2010.

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

During the second quarter of 2009, we entered into a $125.0 asset securitization facility collateralized by accounts receivables of certain of our subsidiaries, of which $50.0 was scheduled to expire in June 2010 and $75.0 expires in June 2012. The $50.0 that was scheduled to expire in June 2010 has been extended through June 2011. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary. The asset securitization facility does not qualify for sale treatment under the authoritative guidance for the accounting for transfers and servicing of financial assets and extinguishments of liabilities. Accordingly, the accounts receivable and related debt obligation will remain on our Consolidated Balance Sheet. At March 31, 2011 and December 31, 2010, we had borrowings of $58.0 and $85.0, respectively, under this facility.

During the first quarter of 2011, we repurchased 1.4 million shares of our common stock for $19.2 pursuant to outstanding authorizations. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity. At March 31, 2011, the Company has the authority to repurchase an additional 3.2 million common shares.

At March 31, 2011, we had outstanding letters of credit of approximately $31 and other bond obligations of approximately $2 related to performance and payment guarantees. We believe that any guarantee obligation that may arise will not be material. We also have purchase commitments with telecommunications providers of approximately $22 for the remainder of 2011.

At March 31, 2011, we had outstanding performance bond obligations of approximately $39 related to performance and payment guarantees for the Company’s former HR Management line of business. Upon completion of the sale of the HR Management business, the Company continues to be responsible for these bond obligations. As part of the gain on disposition we recognized a liability equal to the present value of probability weighted cash flows of potential outcomes. Although NorthgateArinso is obligated to indemnify us for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of March 31, 2011 we maintain a liability of approximately $1 for these obligations.

We believe that it is reasonably possible that the unrecognized tax benefits of $84.2 will decrease between approximately $5 and $10 in the next twelve months based upon the resolution of audits; however, actual developments in this area could differ from those currently expected.

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

Interest Rate Risk

At March 31, 2011, we had $117.6 in outstanding variable rate borrowings and $65.9 in outstanding fixed rate borrowings. The carrying amount of our variable borrowings reflects fair value due to their short-term and variable interest rate features. Based upon our exposure to variable rate borrowings, a one percentage point change in the weighted average interest rate would change our annual interest expense by approximately $1.

We sometimes use interest rate swaps to hedge our interest rate exposure. These instruments are hedges of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding interest rate swaps covering interest rate exposure at March 31, 2011.

Foreign Currency Exchange Rate Risk

We serve many of our U.S.-based clients using contact center capacity in the Philippines, India and Canada. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR) or Canadian dollars (CAD), which represents a foreign exchange exposure. As of March 31, 2011, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward contracts with several financial institutions to acquire a total of PHP 15,726.7 at a fixed price of $328.9 through September 2013, INR 7,780.0 at a fixed price of $170.1 through December 2013 and CAD 10.8 at a fixed price of $10.1 through December 2011. The fair value of these derivative instruments as of March 31, 2011 is presented in Note 12 of the Notes to Consolidated Financial Statements. The potential loss in fair value at March 31, 2011 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $51. This loss would be mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of March 31, 2011, the fair value of these derivatives was not material to the Consolidated Balance Sheet.

Critical Accounting Policies and Estimates

See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report for the year ended December 31, 2010 on Form 10-K for a discussion of our critical accounting policies and estimates.

As discussed in our 2010 annual report on Form 10-K for the year ended December 31, 2010, for a very limited number of our arrangements, we have not had sufficient Vendor Specific Objective Evidence (VSOE) of fair value of undelivered elements in multiple-element contracts, principally related to support and maintenance on contracts within our Information Management segment and, to a lesser degree, the Relationship Technology Management line of business within our Customer Management segment. As a result, on these contracts, revenue for the entire arrangement, including license fees, if any, and related professional and consulting fees, has been deferred and recognized over the term of the support and maintenance period. There may be cases in which there is VSOE of fair value of the undelivered item but no such evidence for the delivered items. In these cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration less the aggregate VSOE of fair value of the undelivered elements. We evaluated the impact of the adoption of ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” and have concluded that adoption does not have a material impact to our consolidated results of operations and financial position due to the limited applicability to these types of contracts.

There have been no material changes to our critical accounting policies and estimates in 2011.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with the Company’s General Counsel, Chief Accounting Officer and other key employees, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the quarter ended March 31, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

See “ITEM 1A. Risk Factors” in our annual report for the year ended December 31, 2010 on Form 10-K for a discussion of our risk factors. There have been no material changes to our risk factors in 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the first quarter of 2011 or from March 31, 2011 through the date of filing of this report. We repurchased 1.4 million shares of our common stock for $19.2 during the first quarter of 2011, as summarized in the following table:

	Shares repurchased	Average price per share
January 2011	—	$—
February 2011	42,809	13.92
March 2011	1,343,495	13.80

Total	1,386,304	$13.80

All repurchases were made pursuant to outstanding authorizations. At March 31, 2011, the Company was authorized to repurchase up to 3.2 million additional common shares. Subsequent to March 31, 2011 and through April 29, 2011, the Company repurchased an additional 0.4 million shares at an average price of $13.88 per share.

ITEM 6.	EXHIBITS

(a)	Exhibits.

The following are filed as Exhibits to Part II of this Form 10-Q:

Exhibit Number

3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3.1 to Form 10-Q filed on May 5, 2009.)

3.2	Amended and Restated Code of Regulations, as amended, of Convergys Corporation. (Incorporated by reference from Exhibit 3.1 to Form 8-K filed on May 2, 2011.)

10.1	$300,000,000 Four-Year Competitive Advance and Revolving Credit Facility Agreement dated as of March 11, 2011 among Convergys Corporation, The Lenders Party Hereto, JPMorgan Chase Bank, N.A, as Administrative Agent, Citibank, N.A., as Syndication Agent and BNP Paribas, The Bank of Nova Scotia, PNC Bank, National Association, and Wells Fargo Bank, N.A., as Co-Documentation Agents. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on March 16, 2011.)

10.2	Guarantee and Contribution Agreement dated as of March 11, 2011, among Convergys Corporation and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders party to the $300,000,000 Four-Year Competitive Advance and Revolving Credit Facility Agreement dated as of March 11, 2011. (Incorporated by reference from Exhibit 10.2 to Form 8-K filed on March 16, 2011.)

10.3	Amendment No. 1 to Certain Operative Agreements, dated as of April 21, 2011, by and among Convergys Corporation, the Guarantors, Wachovia Development Corporation, the various banks and other lending institutions party thereto as lenders, and Wells Fargo Bank, National Association. (Incorporated by reference from exhibit 10.1 to Form 8-K filed on April 27, 2011.)

10.4	Form of Joinder Agreement, dated as of April 21, 2011, by and among Asset Ohio Fourth Street LLC, Brite Voice Systems, Inc., Convergys Cellular Systems Company, Convergys Customer Management Group Canada Holding Inc., Convergys Customer Management International Inc., and Convergys Finance Corp. as Subsidiary Guarantors, Convergys Corporation as Lessee, and Wells Fargo Bank, National Association, as Agent. Each of the Subsidiary Guarantors executed a Joinder Agreement identical in all material respects to the copy filed herewith except as to the Subsidiary Guarantor party thereto. (Incorporated by reference from exhibit 10.2 to Form 8-K filed on April 27, 2011.)

21	Subsidiaries of the Company.

31.1	Rule 13(a) - 14(a) Certification by Chief Executive Officer.

31.2	Rule 13(a) - 14(a) Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 3, 2011, formatted in XBRL: (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Convergys Corporation

Date: May 3, 2011	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer