Form 10-Q
period 2011-06-30
CONVERGYS CORP
filed 2011-08-01
CIK 1062047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

At June 30, 2011, there were 120,009,383 common shares, without par value, outstanding, excluding amounts held in Treasury of 64,866,472.

CONVERGYS CORPORATION

Form 10-Q

For the Period Ended

June 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2011	2010	2011	2010
Revenues	$551.6	$528.2	$1,096.2	$1,074.2
Costs and Expenses:
Cost of providing services and products sold	346.4	319.4	685.1	641.4
Selling, general and administrative	130.6	141.0	262.4	299.6
Research and development costs	13.0	14.1	26.5	29.2
Depreciation	21.1	25.7	42.3	51.3
Amortization	2.4	2.6	4.8	5.2
Restructuring charges	—	17.6	—	17.6

Total costs and expenses	513.5	520.4	1,021.1	1,044.3

Operating Income	38.1	7.8	75.1	29.9
Earnings from Cellular Partnerships, net	10.0	11.7	20.2	25.0
Other income (expense), net	0.2	(1.7)	7.8	6.6
Interest expense	(4.3)	(5.4)	(8.9)	(11.1)

Income before Income Taxes	44.0	12.4	94.2	50.4
Income tax expense	12.3	1.2	27.6	13.6

Income from Continuing Operations, net of tax	31.7	11.2	66.6	36.8
Income from Discontinued Operations, net of tax	—	16.2	—	25.9

Net Income	$31.7	$27.4	$66.6	$62.7

Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	(1.5)	11.0	4.7	9.1
Unrealized loss on hedging activities	(1.5)	(10.9)	(3.3)	(1.1)

Total other comprehensive (loss) income	(3.0)	0.1	1.4	8.0

Total Comprehensive Income	$28.7	$27.5	$68.0	$70.7

Basic Earnings Per Common Share:
Continuing operations	$0.26	$0.09	0.55	$0.30
Discontinued operations	—	0.13	—	0.21

Basic Earnings per Common Share	$0.26	$0.22	$0.55	$0.51

Diluted Earnings Per Common Share:
Continuing operations	$0.26	$0.09	$0.53	$0.29
Discontinued operations	—	0.13	—	$0.21

Diluted Earnings per Common Share	$0.26	$0.22	$0.53	$0.50

Weighted Average Common Shares Outstanding:
Basic	120.7	123.9	121.4	123.6
Diluted	124.1	126.0	124.8	126.0

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In Millions)	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$181.3	$186.1
Receivables, net of allowances of $11.8 and $11.0	359.7	371.6
Deferred income tax assets	42.7	40.9
Prepaid expenses	42.4	38.3
Other current assets	54.0	56.8
Current assets – held for sale	11.8	11.8

Total current assets	691.9	705.5
Property and equipment, net	341.5	347.6
Goodwill, net	820.7	820.5
Other intangibles, net	34.9	40.1
Investment in Cellular Partnerships	66.1	64.3
Deferred income tax assets	36.6	38.1
Other assets	124.3	109.2

Total Assets	$2,116.0	$2,125.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt and capital lease obligations maturing within one year	$51.3	$91.0
Payables, deferred revenue and other current liabilities	357.0	380.2

Total current liabilities	408.3	471.2
Long-term debt and capital lease obligations	121.5	119.3
Deferred income tax liabilities	96.8	76.4
Accrued pension liability	125.7	129.6
Other long-term liabilities	139.0	144.7

Total liabilities	891.3	941.2

Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized; none outstanding	—	—
Common shares – without par value, 500.0 authorized; 184.9 and 184.2 issued, 120.0 and 122.1 outstanding, as of June 30, 2011 and December 31, 2010, respectively	1,103.9	1,094.5
Treasury stock – 64.9 and 62.1 as of June 30, 2011 and December 31, 2010, respectively	(1,094.0)	(1,060.2)
Retained earnings	1,228.7	1,165.1
Accumulated other comprehensive loss	(13.9)	(15.3)

Total shareholders’ equity	1,224.7	1,184.1

Total Liabilities and Shareholders’ Equity	$2,116.0	$2,125.3

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In Millions)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$66.6	$62.7
Income from discontinued operations	—	25.9

Income from continuing operations	66.6	36.8
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	47.1	56.5
Gain on sale of business, net of deferred tax expense of $2.7	(4.3)	—
Deferred income tax expense	15.8	(1.5)
Earnings from Cellular Partnerships, net	(20.2)	(25.0)
Distributions from Cellular Partnerships	19.6	20.9
Stock compensation expense	8.4	9.3
Changes in assets and liabilities:
Change in receivables	14.1	17.9
Change in other current assets	(1.1)	44.8
Change in deferred charges, net	(19.1)	(7.8)
Change in other assets and liabilities	6.9	2.1
Change in payables and other current liabilities	(31.8)	(21.9)

Net cash provided by operating activities of continuing operations	102.0	132.1
Net cash used in operating activities of discontinued operations	—	(19.9)

Net cash provided by operating activities	102.0	112.2

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(37.3)	(27.3)
Proceeds from disposition of business	10.0	—
Acquisitions, net of cash acquired	—	(3.3)

Net cash used in investing activities of continuing operations	(27.3)	(30.6)
Net cash provided by investing activities of discontinued operations	—	76.8

Net cash (used in) provided by investing activities	(27.3)	46.2

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of credit facilities and other debt, net	(40.4)	(360.4)
Purchase of treasury shares	(38.7)	—
Proceeds from exercise of stock options	2.8	—
Other	(3.2)	—

Net cash used in financing activities	(79.5)	(360.4)

Net decrease in cash and cash equivalents	(4.8)	(202.0)
Cash and cash equivalents at beginning of period	186.1	331.7

Cash and cash equivalents at end of period	$181.3	$129.7

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

Certain balances in prior years have been reclassified to conform to the current year presentation.

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

(3) DIVESTITURES

HR Management

In March 2010, the Company signed a definitive agreement to sell its HR Management line of business and, in June 2010, the Company substantially completed the sale of this business to NorthgateArinso, the Human Resource division of Northgate Information Solutions Limited, for approximately $100. The consideration received at closing consisted of approximately $80 in cash and a zero coupon note issued by NorthgateArinso in the principal amount of $15. The note is payable in increments of $5 on the second anniversary of closing and $10 on the third anniversary of closing. The completion of the sale of certain foreign HR Management operations closed in the third and fourth quarters of 2010 and resulted in an additional $5 in cash received. Final settlement of working capital adjustments resulted in cash payments by Convergys of approximately $7 during the fourth quarter of 2010. In connection with and at the time of the completion of the sale in June 2010, the Company made cash payments of $28.2 for certain obligations of the HR Management business, the impact of which is included in cash flows from operating activities of discontinued operations.

After final post-close adjustments, the gain on the sale of HR Management recorded in 2010 was $35.2 pretax and $5.6 after tax. For the three and six months ended June 30, 2010, the Company recorded a preliminary gain on sale of $7.8, including $30.2 of tax expense. Upon completion, the sale of HR Management was a taxable transaction that resulted in $29.6 being recorded for the combined federal, state and foreign income taxes. The gain on sale included the elimination of $67.1 of goodwill and intangible assets. The high effective tax rate on the transaction was largely due to substantially lower tax basis in goodwill as compared to book value.

As a result of the sale of the HR Management line of business, the operating results, and assets and liabilities related to HR Management have been reflected as discontinued operations for all periods presented. For prior periods, certain costs that had been previously allocated to the HR Management segment are now included in continuing operations. These costs were $2.9 and $9.1 for the three and six months ended June 30, 2010, respectively, and are reflected in Corporate and Other in Note 16. Beginning June 1, 2010, the Company began earning transition services revenues for services provided to the buyer under agreements lasting from three to eighteen months. For the three and six months ended June 30, 2011, the Company earned $5.0 and $11.3, respectively, in revenue under these transition services agreements. The results of the HR Management business included in discontinued operations for the three and six months ended June 30, 2010, respectively, are summarized as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2010	2010
Revenue	$42.0	$107.0
Income before tax - Operations	11.3	25.5
Gain on disposition	38.0	38.0

Income before income taxes	49.3	63.5
Income tax expense:
Expense related to operations	2.9	7.4
Expense related to gain on disposition	30.2	30.2

Income from discontinued operations, net of tax	$16.2	$25.9

There were no remaining assets or liabilities related to the HR Management business at December 31, 2010. Cash flows generated from the discontinued operations are presented separately in the Company’s consolidated statements of cash flows.

Finance and Accounting outsourcing line of business (F&A)

In January 2011, the Company completed the sale of F&A for approximately $10. The gain on the sale amounted to $7.0 pretax, recorded within Other income, net in the Consolidated Statements of Income and Comprehensive Income, and $4.3 after tax in 2011. The gain on the sale included the elimination of $2.6 of goodwill and other intangible assets. The results of operations of F&A and the sale of F&A are not material to the Company’s results of operations or financial condition, and therefore, are not reflected as discontinued operations for the periods presented.

(4) EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY

Earnings per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

		Continuing Operations		Discontinued Operations		Total
Three Months Ended June 30, 2011	Shares	Income	Per Share Amount	Income	Per Share Amount	Per Share Amount
Basic EPS	120.7	$31.7	$0.26	$—	$—	$0.26
Effect of dilutive securities:
Stock-based compensation arrangements	2.2	—	—	—	—	—
Convertible Debt	1.2	—	—	—	—

Diluted EPS	124.1	$31.7	$0.26	$—	$—	$0.26

Six Months Ended June 30, 2011
Basic EPS	121.4	$66.6	$0.55	$—	$—	$0.55
Effect of dilutive securities:
Stock-based compensation arrangements	2.2	—	(0.01)	—	—	(0.01)
Convertible Debt	1.2	—	(0.01)	—	—	(0.01)

Diluted EPS	124.8	$66.6	$0.53	$—	$—	$0.53

Three Months Ended June 30, 2010
Basic EPS	123.9	$11.2	$0.09	$16.2	$0.13	$0.22
Effect of dilutive securities:
Stock-based compensation arrangements	2.1	—	—	—	—	—

Diluted EPS	126.0	$11.2	$0.09	$16.2	$0.13	$0.22

Six Months Ended June 30, 2010
Basic EPS	123.6	$36.8	$0.30	$25.9	$0.21	$0.51
Effect of dilutive securities:
Stock-based compensation arrangements	2.4	—	(0.01)	—		(0.01)

Diluted EPS	126.0	$36.8	$0.29	$25.9	$0.21	$0.50

The diluted EPS calculation for the three and six months ended June 30, 2011 excluded the effect of 3.9 million outstanding stock options, and for the three and six months ended June 30, 2010 excluded the effect of 5.7 million outstanding stock options, respectively, because their effect is anti-dilutive. As described more fully in Note 9, the Company issued approximately $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Convertible Debentures). The 2029 Convertible Debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or 82.82 shares per one thousand in principal amount of debentures. There were 1.2 million dilutive shares related to the 2029 Convertible Debentures for the three and six months ended June 30, 2011.

Shareholders’ Equity

The Company repurchased 1.5 million shares during the three months ended June 30, 2011 at an average price of $13.14 per share for a total of $19.5, and 2.9 million shares during the six months ended June 30, 2011 at an average price of $13.46 for a total of $38.7. As of June 30, 2011, the Company has the authority to repurchase 1.8 million additional common shares pursuant to current authorizations.

(5) INVESTMENT IN CELLULAR PARTNERSHIP

As of June 30, 2011, the Company maintained a 33.8% limited partnership interest in the Cincinnati SMSA Limited Partnership which qualifies as significant under the Securities and Exchange Commission Regulation S-X, Article 1, Rule 1-02(w). Unaudited income statement information reported by the Cincinnati SMSA Limited Partnership (the Partnership), a provider of wireless communications in central and southwestern Ohio and northern Kentucky, is presented in the following table, along with a summary of the amounts recorded in the Company’s consolidated financial statements. The Company accounts for its interest in the Partnership under the equity method of accounting. Under Rule 3-09 of Regulation S-X, the Company filed audited financial statements for Cincinnati SMSA Limited Partnership for the year ended December 31, 2010 with its Form 10-K on February 25, 2011.

Since the Partnership was organized as a limited partnership, the partners are responsible for income taxes applicable to their share of taxable income generated by the Partnership. The net income of the Cincinnati SMSA Limited Partnership reflected in the following table does not include any provision for income taxes incurred by the partners.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$184.8	$160.2	$359.8	$313.4
Income from operations	28.8	34.8	61.2	74.4
Net income	28.6	33.7	60.8	72.2

The Company also owns a 45.0% interest in the Cincinnati SMSA Tower Holdings LLC, an operator of cellular tower space (collectively referred to along with the Cincinnati SMSA Limited Partnership as the “Cellular Partnerships”). We account for our interests in this limited liability company under the equity method of accounting. The Company’s equity in earnings of equity method investees for the three and six month periods ended June 30, 2011 and 2010, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Convergys’ equity in earnings of Cincinnati SMSA Limited Partnership	$10.6	$11.4	$20.5	$24.5
Convergys’ equity in earnings of Cincinnati SMSA Tower Holdings LLC	0.6	0.3	0.9	0.5
Transaction costs related to the sale of Convergys’ interest in Cellular Partnerships	(1.2)	—	(1.2)	—

Total earnings from Cellular Partnerships, net	$10.0	$11.7	$20.2	$25.0

See Note 17, “Subsequent Events,” for additional information regarding the sale of the Company’s interests in the Cellular Partnerships on July 1, 2011.

(6) EMPLOYEE BENEFIT PLANS

The Company sponsors a frozen defined benefit pension plan, which included both a qualified and non-qualified portion, for eligible employees (the Cash Balance Plan) in North America. The Company has recorded a liability of $79.4 and $80.6 as of June 30, 2011 and December 31, 2010, respectively, for the Cash Balance Plan. In addition, the Company sponsors an unfunded defined benefit plan for certain eligible employees in the Philippines. The Company has recorded a liability of $12.0 and $9.5 as of June 30, 2011 and December, 31, 2010, respectively, for the Philippines Plan. Components of pension cost for these plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest cost on projected benefit obligation	$3.0	$3.1	$6.0	$6.2
Service cost	1.0	0.6	1.9	1.3
Expected return on plan assets	(2.8)	(3.1)	(5.6)	(6.1)
Amortization and deferrals - net	1.7	1.7	3.5	3.2

Pension cost	$2.9	$2.3	$5.8	$4.6

The Company contributed $3.8 to fund the Cash Balance Plan during the first six months of 2011 and expects to contribute an additional $6.8 during the third quarter of 2011.

The Company also sponsors a non-qualified, unfunded executive deferred compensation plan and a supplemental, non-qualified, unfunded plan for certain senior executive officers. Components of pension cost for the unfunded executive pension plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$0.2	$0.3	$0.3	$0.7
Interest cost on projected benefit obligation	0.3	0.5	0.7	1.0
Curtailment loss	—	—	(1.5)	2.3
Amortization and deferrals - net	—	(0.1)	—	(0.1)

Pension cost	$0.5	$0.7	$(0.5)	$3.9

The Company recognized a $1.5 curtailment benefit during the first quarter of 2011 related to the resignation of a senior executive. The Company recognized a $2.3 curtailment loss during the first quarter of 2010 related to the termination of the employment of the former President and Chief Executive Officer of the Company.

The Company sponsors postretirement health and life insurance plans for certain eligible employees. The plan provides eligible employees and retirees with the opportunity to direct an amount of their compensation or pension benefits to cover medical, dental and life insurance programs of their choice for their benefit and the benefit of their dependents. The plan covers both active and retired eligible employees of the Company and its subsidiaries. Employees’ eligibility to participate in the plan is based upon their date of hire. During the second quarter of 2011, the Company amended certain components of the postretirement health and life insurance plans to reduce certain benefits. The plan amendments constitute negative amendments. As a result of the plan amendments, the accumulated postretirement benefit obligation has decreased approximately $20 from December 31, 2010, the impact of which will be recognized as a reduction to net periodic benefit cost over the remaining future service years of the active participants over a weighted-average period of approximately 3 years.

(7) RESTRUCTURING

2010 Restructuring

As discussed more fully in the “Restructuring” footnote of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, during 2010, the Company initiated a restructuring plan and incurred a total charge of $36.7 consisting of $22.4 of severance-related charges and $14.3 of facility-related charges. The $22.4 of severance-related charges were comprised of $13.3 at Customer Management and $3.0 at Information Management, largely to reduce headcount and align resources to future business needs, and $6.1 at Corporate to further simplify operations and to reflect the impact of the sale of the HR Management line of business. For both the three and six months ended June 30, 2010, the Company recorded a charge of $17.6, including $10.8 of severance-related charges and $6.8 of facility-related charges. The $10.8 of severance-related charges were comprised of $8.5 at Customer Management and $2.3 at Corporate. The full-year severance charge of $22.4 is largely being paid in cash pursuant to the Company’s existing severance policy and employment agreements. When completed, these actions will affect approximately 1,000 professional employees and approximately 1,400 non-salaried employees worldwide and are expected to be mostly completed by the end of 2011. The facility-related charge of $14.3 relates to lease rent accruals and penalties for properties that have closed as the result of consolidating facilities and shifting capacity. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. The fair value measurement utilized internal discounted cash flows, which is a Level 3 input. The Company used estimates, based on consultation with the Company’s real estate advisors, to determine the proceeds from any future sublease agreements. The Company will continue to evaluate these estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to these facility closures in the future. Therefore, facility-related reserves are maintained on a facility basis rather than a restructuring charge event basis. At June 30, 2011, the facility-related restructuring reserve for all reserved facilities had an outstanding balance of $17.1, which will be paid out over several years until the leases expire.

Restructuring liability activity for the 2010 severance plan, the balance of which is included within Payables, deferred revenue and other current liabilities on the Company’s balance sheets, consisted of the following:

2011
Balance at January 1	$12.4
Severance payments	(7.8)

Balance at June 30, 2011	$4.6

2009 Restructuring

During 2009, the Company initiated restructuring plans of $43.3 to reduce headcount and align resources to future business needs. The severance actions were completed as of March 31, 2011. The facility-related charge relates to lease rent accruals for properties that have closed as the result of consolidating facilities, consistent with the methodology discussed in connection with the 2010 restructuring. The facility-related restructuring reserve related to this charge is encompassed within the total outstanding facility balance of $17.1 referred to above, which will be paid over several years until the leases expire.

Facilities Restructuring

Restructuring liability activity for the facilities plans consisted of the following:

2011
Balance at January 1	$20.7
Facility payments	(3.6)

Balance at June 30, 2011	$17.1

(8) STOCK-BASED COMPENSATION PLANS

The Company’s operating results for the three and six months ended June 30, 2011 included long-term incentive plan expense of $4.8 and $8.6, respectively, compared to $3.9 and $9.4, respectively for the same periods in 2010. Long-term incentive plan expense includes: (a) incentive plan expense that is paid in cash based on relative shareholder return and (b) stock compensation expense. Stock compensation expense for the three and six months ended June 30, 2011 was $4.7 and $8.4, respectively, compared to $4.4 and $10.2, respectively, for the same periods in 2010.

Stock Options

A summary of stock option activity for the six months ended June 30, 2011 is presented below:

Shares in Millions Except Per Share Amounts	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Fair Value at Date of Grant (per share)
Outstanding and exercisable at January 1, 2011	5.7	$31.66	1.1	$12.16
Exercised	(0.2)	11.67
Forfeited/cancelled	(2.2)	42.43

Exercisable at June 30, 2011	3.3	$25.92	1.1	10.15

Unvested at January 1, 2011	—	—
Granted	0.7	13.79	9.6	4.06
Forfeited/cancelled	—	—

Outstanding unvested at June 30, 2011	0.7	$13.79	9.6	4.06

Outstanding at June 30, 2011	4.0	$23.80	2.7	$9.10

Approximately one-half of the stock options granted during 2011 vest in two years and the remaining vest in three years. The weighted average fair value at grant date of $4.06 per option granted included assumptions of a strike price of $13.79, a 31.11% implied volatility and an expected term of 4.5 years. These option grants resulted in stock compensation expense of $0.5 in the first six months of 2011.

Restricted Stock Awards

During the six months ended June 30, 2011, the Company granted 1.4 million restricted stock units at a weighted-average fair value of $13.78 per share. Included in this amount were 0.5 million performance-based restricted stock units granted at the fair value of $13.77 per share, equal to the Company’s share price at grant date, that vest upon the Company’s satisfaction of certain financial performance conditions. The 2011 grants provide for payout based upon the extent to which the Company achieves certain EBITDA targets, as determined by the Compensation and Benefits Committee of the Board of Directors for this award, over a two-year period. Payout levels range from 50% to 200% of award shares earned. No payout can be earned if performance is below the minimum threshold level. Compensation cost related to these 2011 grants will be adjusted based upon expected performance as compared to defined targets.

During the six months ended June 30, 2010, the Company granted 2.1 million restricted stock units at a weighted average fair value of $11.49 per share. Included in this amount were 0.8 million market-based restricted stock units granted at the fair value of $11.37 per share that vest upon the Company’s satisfaction of certain market conditions (relative shareholder return versus the S&P 500 return) as of December 31, 2012. Compensation cost related to these 2010 grants is not adjusted based upon variance from initial assumptions made regarding expected performance. The Company used a Monte Carlo simulation model to estimate the fair value for market-based restricted stock units issued during 2010. The assumptions used in this model for the awards are noted in the table below. Expected volatilities for the 2010 performance awards are based on historical volatility and daily returns for the three-year period ended January 1, 2010 of the Company’s stock and S&P 500 companies. The total stock return for the Company over the performance period is based on comparing Convergys’ average closing price from the fourth quarter of 2009 with the average expected closing price for the fourth quarter of 2012. For the 2010 performance awards, the total stock return of the S&P 500 companies is computed by comparing the average closing price of the S&P 500 companies from the fourth quarter of 2009 with the average expected closing price for the fourth quarter of 2012. The risk-free interest rate for the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

June 30, 2010
Expected volatility	56.0%
Expected term (in years)	3.0
Risk-free interest rate	1.4%

The total compensation cost related to non-vested time-based and performance-based restricted stock units not yet recognized as of June 30, 2011 was approximately $18.7 and $10.7, respectively, which is expected to be recognized over a weighted average of 1.5 years and 1.1 years, respectively. Changes to non-vested time-based and performance-based restricted stock and restricted stock units for the six months ended June 30, 2011 were as follows:

Time-based Restricted Stock Units

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2010	1.9	$10.76
Granted	0.9	13.78
Vested	(0.4)	12.33
Forfeited	(0.1)	10.71

Non-vested at June 30, 2011	2.3	$11.71

Performance and Market-based Restricted Stock Units

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2010	2.2	$9.79
Granted	0.5	13.77
Vested	(0.0)	8.27
Forfeited	(0.7)	11.47

Non-vested at June 30, 2011	2.0	$10.27

(9) DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consist of the following:

	June 30, 2011	December 31, 2010
Revolving credit facilities	$—	$—
2029 Convertible Debentures	57.0	56.6
Capital Lease Obligations	60.1	58.0
Accounts Receivable Securitization	45.0	85.0
Other	10.7	10.7

Total debt	172.8	210.3
Less current maturities	51.3	91.0

Long-term debt	$121.5	$119.3

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

Convergys has two borrowing options available under the New Credit Facility: (i) a competitive advance option which will be provided on an uncommitted competitive advance basis through an auction mechanism and (ii) a revolving credit option which will be provided on a committed basis. Under each option, amounts borrowed and repaid may be re-borrowed subject to availability. Borrowings under the New Credit Facility bear interest at one of the rates described in the New Credit Facility. The New Credit Facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratios (as defined in the New Credit Facility). The Company’s interest coverage ratio, defined as the ratio of EBITDA to consolidated interest expense, cannot be less than 4.00 to 1.00 as determined on a rolling four quarter basis. The Company’s debt-to-EBITDA ratio cannot be greater than 3.00 to 1.00 until December 31, 2012 and 2.75 to 1.00 after December 31, 2012. The New Credit Facility also contains customary representations and warranties. In the event of a default, the lenders may terminate the commitments and declare the amounts outstanding, and all accrued interest, immediately due and payable. The maturity date of the New Credit Facility is March 11, 2015 except that, upon the satisfaction of certain conditions, Convergys may extend the maturity date by one year twice during the term. Convergys will pay an annual facility fee regardless of utilization. At June 30, 2011 the facility was undrawn. The Company was in compliance with all covenants at June 30, 2011.

In December 2004, Convergys issued $250.0 in 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009. In the fourth quarter of 2009, the Company announced an exchange offer (Exchange Offer), under the terms of which the Company offered to exchange one-thousand twenty dollars in principal amount of its new 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) for each one-thousand dollars in principal amount of its 4.875% Senior Notes. Convergys issued a total of $125.0 aggregate principal amount of the 2029 Convertible Debentures in exchange for $122.5 of the 4.875% Senior Notes. The 2029 Convertible Debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or 82.82 shares of the Company’s common stock per one thousand dollars in principal amount of Debentures. Upon conversion, the Company will pay cash up to the aggregate principal amount of the converted 2029 Convertible Debentures and settle the remainder of the conversion value of the Debentures in cash or stock at the Company’s option. The conversion rate will be subject to adjustment for certain events outlined in the indenture governing the Debentures (the Indenture). The conversion rate will increase for a holder who elects to convert this Debenture in connection with certain share exchanges, mergers or consolidations involving the Company, as described in the Indenture. The 2029 Convertible Debentures, which pay a fixed rate of interest semi-annually, have a contingent interest component that will require the Company to pay interest based on the trading price of the Debentures exceeding a specified threshold at specified times, commencing on September 15, 2019, as outlined in the Indenture. The maximum amount of contingent interest that will accrue is 0.75% per annum of the average trading price of the Debentures during the periods specified in the Indenture. The fair value of this embedded derivative was not significant at June 30, 2011 or 2010.

During 2009, the Company entered into a $125.0 asset securitization facility collateralized by accounts receivables of certain of its subsidiaries, of which $50.0 was scheduled to expire in June 2010 and $75.0 expires in June 2012. The $50.0 that was scheduled to expire in June 2010 was extended through June 2011. During June 2011, the Company renegotiated the terms of the agreement, increasing the purchase limit to $150.0 and extending the terms to June 2014. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. As of June 30, 2011, the Company has borrowings of $45.0 under this facility. As of December 31, 2010, the Company had borrowings of $85.0 under this facility.

The Company leased an office complex in Orlando, Florida, under an agreement that expired in June 2010 (the “Orlando lease”). On June 30, 2010, the Company refinanced this lease arrangement. The new facility provides for a new lease period of five years, and upon termination or expiration of the new facility, the Company is required to either purchase the property for $55.0 or arrange to have the office complex sold to a third party (the terms of the lease provide the Lessor with a residual value guarantee from the Company of up to $47.0). The Company accounts for the new facility as a capital lease. At June 30, 2010, the Company recorded a capital lease obligation and property of $55.0 related to this facility. Including the $55.0 obligation for the Orlando facility, total capital lease obligations were $60.1 and $58.0 at June 30, 2011 and December 31, 2010, respectively.

Other debt of $10.7 and $10.7 at June 30, 2011 and December 31, 2010, respectively, consisted of miscellaneous domestic and international borrowings.

At June 30, 2011, future minimum payments of the Company’s debt arrangements are as follows:

Remainder of 2011 and 2012	$53.2
2013	0.7
2014	6.7
2015	55.2
2016	—
Thereafter	125.0

Total	$240.8

(10) COMMITMENTS AND CONTINGENCIES

Commitments

At June 30, 2011, the Company had outstanding letters of credit of approximately $34 and other bond obligations of approximately $2 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material. The Company also has purchase commitments with telecommunications providers of approximately $15 for the remainder of 2011.

At June 30, 2011, the Company had outstanding performance bond obligations of approximately $39 related to performance and payment guarantees for the Company’s former HR Management line of business. Subsequent to completion of the sale of the HR Management business, the Company continues to be responsible for these bond obligations. As part of the gain on disposition the Company recognized a liability equal to the present value of probability weighted cash flows of potential outcomes, a level 3 fair value measurement. Although NorthgateArinso is obligated to indemnify the Company for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of June 30, 2011 the Company maintains a liability of approximately $1 for these obligations.

Contingencies

The Company from time to time is involved in various loss contingencies, including tax and legal contingencies that arise in the ordinary course of business. The Company accrues for a loss contingency when it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. At this time, the Company believes that the results of any such contingencies, either individually or in the aggregate, will not have a materially adverse effect on the Company’s results of operations or financial condition. However, the outcome of any litigation cannot be predicted with certainty. An unfavorable resolution of one or more pending matters could have a materially adverse impact on the Company’s results of operations or financial condition in the future. At

June 30, 2011, the Company believes it is adequately reserved for all legal contingencies.

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

The District Court dismissed the plaintiffs’ complaint because it lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On appeal, the United States Court of Appeals for the Fifth Circuit affirmed the dismissal in part and reversed in part. The Fifth Circuit remanded a limited number of issues for further proceedings in the District Court. In 2006, the District Court granted the plaintiffs’ motion to certify a class of purchasers of Intervoice stock during the Class Period. Intervoice appealed and in 2008, the Fifth Circuit vacated the District Court’s class-certification order and remanded the case to the District Court for further consideration. In October 2009, the District Court denied the plaintiffs’ motion to certify a class. In January 2010, the Fifth Circuit granted the plaintiffs’ petition for permission to appeal the denial of class certification. The Company and the plaintiffs signed a term sheet to settle and terminate the lawsuit. The District Court has granted preliminary approval of the parties’ joint stipulation of settlement and has scheduled a hearing for September 27, 2011 to consider a motion for final approval of the settlement. The Company expects that the settlement will not have a material adverse impact on the Company’s results of operations or financial condition and believes its reasonable range of loss does not exceed amounts accrued at June 30, 2011.

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

At June 30, 2011 and December 31, 2010, the Company had foreign currency forward contracts measured at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during the six months ended June 30, 2011 and 2010. The assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Foreign currency forward contracts (asset position)	$29.4	—	$29.4	—
Foreign currency forward contracts (liability position)	$4.1	—	$4.1	—

	December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Foreign currency forward contracts (asset position)	$38.8	—	$38.8	—
Foreign currency forward contracts (liability position)	$8.0	—	$8.0	—

Fair values of cash equivalents and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. The fair value of short-term debt approximates its recorded value because of its short-term nature. Based on quoted market prices at June 30, 2011, the fair value of the $125.0 of the Company’s 2029 Convertible Debentures is $180.7.

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

The Company serves many of its U.S.-based clients using contact center capacity in the Philippines, India and Canada. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR) or Canadian dollars (CAD), which represents a foreign exchange exposure. The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward exchange contracts and options with several financial institutions. These instruments mature within the next 30 months and had a notional value of $487.2 at June 30, 2011 and $571.6 at December 31, 2010. The derivative instruments discussed above are designated and effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	June 30, 2011	December 31, 2010
Forward exchange contracts and options designated as hedging instruments:
Included within other current assets	$18.3	$19.5
Included within other non-current assets	11.1	19.2
Included within other current liabilities	3.5	7.2
Included within other long-term liabilities	0.6	0.8

The Company recorded deferred tax expense of $9.9 and $12.0 related to these derivatives at June 30, 2011 and December 31, 2010, respectively. A total of $15.4 and $18.7 of deferred gains, net of tax, related to these cash flow hedges at June 30, 2011 and December 31, 2010, respectively, were accumulated in Other Comprehensive Income (OCI) (Loss) (OCL). As of June 30, 2011, deferred gains of $14.8 ($9.2 net of tax), on derivative instruments included in accumulated OCI are expected to be reclassified into earnings during the next twelve months. The following table provides the effect of these derivative instruments on the Company’s Consolidated Financial Statements for the three and six months ended June 30, 2011 and 2010:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Three Months Ended June 30, 2011
Foreign exchange contracts	$1.5	$3.9	- Cost of providing services and products sold and Selling, general and administrative
Six Months Ended June 30, 2011
Foreign exchange contracts	$0.7	$6.1	- Cost of providing services and products sold and Selling, general and administrative

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Three Months Ended June 30, 2010
Foreign exchange contracts	$(17.0)	$(0.3)	- Cost of providing services and products sold and Selling, general and administrative
Six Months Ended June 30, 2010
Foreign exchange contracts	$(2.0)	$(0.3)	- Cost of providing services and products sold and Selling, general and administrative

The amount recognized related to the ineffective portion of the derivative instruments was not material for the six months ended June 30, 2011.

The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. During the six months ended June 30, 2011, a loss of $0.5 was recognized related to changes in fair value of these derivative instruments not designated as hedges, compared to a gain of $1.5 for the same period in 2010. The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within Other income, net in the accompanying Consolidated Statements of Operations and Comprehensive Income. The fair value of these derivative instruments not designated as hedges at June 30, 2011 was not material to the Company’s Consolidated Balance Sheet.

A few of the Company’s counterparty agreements related to derivative instruments contain provisions that require that the Company maintain collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments in liability position on June 30, 2011 is $4.1 for which the Company has no posted collateral. Future downgrades in the Company’s credit ratings and/or changes in the foreign currency markets could result in collateral to counterparties.

(13) INCOME TAXES

The liability for unrecognized tax benefits was $83.7 and $84.4 at June 30, 2011 and December 31, 2010, respectively, and is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. The total amount of unrecognized tax benefits that would affect income tax expense if ever recognized in the Consolidated Financial Statements is $73.0. This amount includes interest and penalties of $17.1. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will decrease by $5 to $10 in the next twelve months based upon the anticipated resolution of audits; however, actual developments in this area could differ from those currently expected.

The effective tax rate on net income from continuing operations was 28.0% and 29.3% for the three and six months ended June 30, 2011, respectively, which represents a more stabilized run rate compared to 9.7% and 27.0% in the same periods last year.

(14) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill increased to $820.7 at June 30, 2011 from $820.5 at December 31, 2010. The increase was largely the result of foreign currency movements, partially offset by the $2.2 reduction to goodwill from the sale of the Finance and Accounting outsourcing line of business. Intangible assets (including software and customer relationships) decreased to $60.7 at June 30, 2011 from $69.1 at December 31, 2010, principally due to normal amortization. As of June 30, 2011, the Company’s total identifiable intangible assets, acquired primarily through business combinations, consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$88.7	$(62.9)	$25.8
Trademarks	12.0	(9.1)	2.9
Customer relationships and other intangibles	152.7	(120.7)	32.0

Total	$253.4	$(192.7)	$60.7

The intangible assets are being amortized using the following amortizable lives: five to eight years for software, four years for trademarks and seven to twelve years for customer relationships and other intangibles. The remaining weighted average depreciation period for software is 4.5 years. The remaining weighted average amortization period for trademarks, customer relationships and other intangibles is 5.9 years. Amortization of software is included within depreciation expense as the underlying assets are classified within property, plant and equipment.

Trademarks, customer relationships, and other intangibles amortization expense was $4.8 and $5.2 for the six months ended June 30, 2011 and 2010, respectively, and is estimated to be approximately $10 for the year ended December 31, 2011. The related estimated expense for the five subsequent years ended December 31 is as follows:

2012	$9
2013	7
2014	3
2015	3
2016	2
Thereafter	6

(15) PAYABLES AND OTHER CURRENT LIABILITIES

	At June 30, 2011	At December 31, 2010
Accounts payable	$44.7	$53.6
Accrued income and other taxes	17.6	19.7
Accrued payroll-related expenses	122.1	100.2
Derivative liabilities	3.5	7.2
Accrued expenses	83.9	103.6
Deferred revenue and government grants	63.5	60.1
Restructuring and exit costs	21.7	35.8

	$357.0	$380.2

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

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Customer Management	$469.6	$446.1	$928.1	$909.7
Information Management	77.0	78.0	156.8	160.4
Corporate and Other	5.0	4.1	11.3	4.1

	$551.6	$528.2	$1,096.2	$1,074.2

Depreciation:
Customer Management	$14.7	$17.4	$29.6	$34.2
Information Management	3.2	3.7	6.3	7.6
Corporate and Other	3.2	4.6	6.4	9.5

	$21.1	$25.7	$42.3	$51.3

Amortization:
Customer Management	$1.8	$1.9	$3.7	$3.8
Information Management	0.6	0.7	1.1	1.4

	$2.4	$2.6	$4.8	$5.2

Restructuring Charges:
Customer Management	$—	$15.3	$—	$15.3
Information Management	—	—	—	—
Corporate and Other	—	2.3	—	2.3

	$—	$17.6	$—	$17.6

Operating Income (Loss):
Customer Management	$37.3	$8.0	$69.5	$41.8
Information Management	6.5	9.4	13.7	16.3
Corporate and Other (1)	(5.7)	(9.6)	(8.1)	(28.2)

	$38.1	$7.8	$75.1	$29.9

Capital Expenditures: (2)
Customer Management	$13.2	$7.8	$24.6	$17.6
Information Management	3.2	2.2	7.0	4.5
Corporate and Other (3)	3.2	2.9	5.7	5.2

	$19.6	$12.9	$37.3	$27.3

(1)

Includes a $1.5 benefit associated with the Supplemental Executive Retirement Plan (SERP) curtailment for the six months ended June 30, 2011, costs previously allocated to the HR Management line of business of $2.9 and $9.1 for the three and six months ended June 30, 2010, and CEO transition costs of $6.2 for the six months ended June, 2010.

(2)	Excludes proceeds from the disposal of property and equipment.
(3)	Includes shared services-related capital expenditures.

	At June 30, 2011	At December 31, 2010
Goodwill:
Customer Management	$623.5	$624.1
Information Management	197.2	196.4

	$820.7	$820.5

(17) SUBSEQUENT EVENTS

On June 2, 2011, the Company announced an agreement for the sale of its holdings in the Cellular Partnerships (See Note 5 for information regarding the Cellular Partnerships) to AT&T. Convergys owns limited partnership interests of 33.8% of the Cincinnati SMSA Limited Partnership and 45% in the Cincinnati SMSA Tower Holdings LLC. AT&T is the general partner and a limited partner of both Cincinnati SMSA Limited Partnership and Cincinnati SMSA Tower Holdings LLC with a partnership interest of approximately 66% and 53%, respectively. The sale closed on July 1, 2011, and the Company received approximately $320 in cash proceeds. The Company will also receive the regular quarterly distributions from the Cellular Partnerships for the second quarter of 2011 in the third quarter of 2011. The Company expects a net gain on the sale of its interests in the Cellular Partnerships of approximately $264, or $170 net of tax.

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

As a result of the sale of the HR Management line of business, the operating results and assets and liabilities related to HR Management have been reflected as discontinued operations for all periods presented. Certain costs previously allocated to the HR Management segment that do not qualify for discontinued operations accounting treatment are reported as costs from continuing operations within Corporate and Other. These costs previously allocated to HR Management that are now included in Corporate and Other within selling, general and administrative costs were $2.9 and $9.1 for the three and six months ended June 30, 2010. Beginning June 1, 2010, we began earning transition services revenues for services provided to the buyer under agreements lasting from three to eighteen months. For the three and six months ended June 30, 2011, we earned $5.0 and $11.3, respectively, in revenue under these transition services agreements, which is reflected in Corporate and Other compared to $4.1 in the second quarter of 2010. These revenues largely offset the related costs described above. While the length of the transition services agreements vary depending upon the type of service provided, we have taken and continue to take actions to reduce these costs and our expectation is that we will eliminate the underlying costs as the transition services are completed.

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

Agent-related revenues, which account for approximately 90% of Customer Management revenues for the six months ended June 30, 2011, are typically recognized as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. In a limited number of engagements where the client pays a fixed fee, we recognize revenues based on the specific facts and circumstances of the engagement, either using the proportional performance method or recognizing the entire amount upon final completion of the engagement. Customer Management remaining revenues are derived from the sale of premise-based and hosted automated self-care and technology solutions. License, professional and consulting and maintenance and software support services revenues recognized from sale of these advanced speech recognition solutions are recognized pursuant to authoritative guidance for software revenue recognition.

During the six months ended June 30, 2011, Customer Management revenues increased 5% to $928.1 compared to the prior year period. Customer Management operating income and operating margin were $69.5 and 7.5%, respectively, compared with $41.8 and 4.6%, respectively, in the prior year period, which included $17.6 of restructuring charges. Further detail on Customer

Management results is presented in “Results of Operations,” below.

Information Management

Our Information Management segment serves clients principally by providing and managing complex business support system (BSS) solutions.

License and related support and maintenance fees, which accounted for 43% of Information Management revenues for the six months ended June 30, 2011, are earned under perpetual and term license arrangements. We invoice our clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. Fees for support and maintenance normally are charged in advance either on an annual, quarterly or monthly basis. The accounting for our license and support and maintenance arrangements can be complex and requires a significant amount of judgment. Some of the factors that we must assess include: the separate elements of the arrangement; vendor-specific objective evidence of fair value for the various undelivered elements of the arrangement; whether the software fees are fixed or determinable; whether the fees are considered collectible and whether services included in the arrangement represent significant production, customization or modification of the software. Professional and consulting services for installation, implementation, customization, migration, training and managed services accounted for 41% of Information Management revenues for the six months ended June 30, 2011. The professional and consulting fees are either invoiced monthly to our clients based on time and material costs incurred at contractually agreed upon rates or, in some instances, for a fixed fee. Information Management remaining revenues consist of monthly fees for processing client transactions in Information Management data centers and, in some cases, the clients’ data centers. These data processing revenues are earned and recognized based on the number of invoices, subscribers or events that are processed by Information Management using contractual rates.

During the first six months of 2011, Information Management revenue was $156.8, a 2% decrease compared to the prior year. Information Management operating income and operating margin were $13.7 and 8.7%, respectively, compared with $16.3 and 10.2%, respectively, in the prior year period.

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

CONSOLIDATED RESULTS

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	%	2011	2010	Change	%
Revenues	$551.6	$528.2	$23.4	4	$1,096.2	$1,074.2	$22.0	2
Cost of providing services and products sold	346.4	319.4	27.0	8	685.1	641.4	43.7	7
Selling, general and administrative	130.6	141.0	(10.4)	(7)	262.4	299.6	(37.2)	(12)
Research and development costs	13.0	14.1	(1.1)	(8)	26.5	29.2	(2.7)	(9)
Depreciation	21.1	25.7	(4.6)	(18)	42.3	51.3	(9.0)	(18)
Amortization	2.4	2.6	(0.2)	(8)	4.8	5.2	(0.4)	(8)
Restructuring charges	—	17.6	(17.6)	NM	—	17.6	(17.6)	NM

Total costs and expenses	513.5	520.4	(6.9)	(1)	1,021.1	1,044.3	(23.2)	(2)

Operating Income	38.1	7.8	30.3	388	75.1	29.9	45.2	151
Earnings from Cellular Partnerships, net	10.0	11.7	(1.7)	(15)	20.2	25.0	(4.8)	(19)
Other Income (Expense), net	0.2	(1.7)	1.9	(112)	7.8	6.6	1.2	18
Interest Expense	(4.3)	(5.4)	1.1	(20)	(8.9)	(11.1)	2.2	(20)

Income before Income Taxes	44.0	12.4	31.6	255	94.2	50.4	43.8	87
Income Tax Expense	12.3	1.2	11.1	NM	27.6	13.6	14.0	103

Income from Continuing Operations, net of tax	31.7	11.2	20.5	183	66.6	36.8	29.8	81
Income from Discontinued Operations, net of tax expense of $33.1 and $37.6 for the three and six months ended June 30, 2010, respectively	—	16.2	(16.2)	NM	—	25.9	(25.9)	NM

Net Income	$31.7	$27.4	$4.3	16	$66.6	$62.7	$3.9	6

Diluted Earnings Per Common Share:
Continuing Operations	$0.26	$0.09	$0.17	187	$0.53	$0.29	$0.24	83
Discontinued Operations	—	0.13	(0.13)	NM	—	0.21	(0.21)	NM

Diluted earnings per common share	$0.26	$0.22	$0.04	17	$0.53	$0.50	$0.03	6

Three Months Ended June 30, 2011 versus Three Months Ended June 30, 2010

Consolidated revenues for the second quarter of 2011 were $551.6 compared to $528.2 for the comparable period last year, primarily reflecting revenue increase in Customer Management. Operating income for the second quarter of 2011 was $38.1 compared to operating income of $7.8 in the prior year, including $17.6 of restructuring charges and $2.9 of HR Management related costs that did not qualify for reporting as discontinued operations in the second quarter of 2010 as well as approximately $5 of insurance recoveries in excess of costs incurred in the second quarter of 2011. We earned revenue under transition services agreements subsequent to the sale of HR Management of $5.0, compared to $4.1 in the prior year, which largely offset the continuing HR Management related costs. We have taken and continue to take actions to reduce these costs and our expectation is that we will substantially eliminate the underlying costs as the transition services are completed.

As a percentage of revenues, the cost of providing services and products sold was 62.8% compared to 60.5% during the corresponding period last year, reflecting our continued investment in incremental resources for new programs expected to deliver future revenue. Selling, general, and administrative expenses in the second quarter of 2011 decreased to $130.6 compared to $141.0 in the second quarter of 2010. As a percentage of revenues, selling, general and administrative expenses were 23.7% in the second quarter of 2011 compared to 26.7% in the second quarter of 2010 reflecting cost reduction actions previously taken, the $5 of net insurance recoveries in the second quarter of 2011 and the $2.9 of HR Management related costs incurred during the second quarter of 2010. Compared to the prior year, the $4.6 decrease in depreciation expense reflects a lower depreciable asset base.

As discussed in more detail under the heading “Restructuring Charges” we recorded a restructuring charge of $36.7 during 2010, including $17.6 during the second quarter of 2010 mostly related to the realignment of resources, including headcount and facilities, to expected revenues and the sale of the HR Management business.

During the second quarter of 2011, we recognized income from our investment in the Cellular Partnerships of $10.0 compared to $11.7 in the prior year. Second quarter 2011 income is net of $1.2 incurred in connection with the sale of our interests in the Cellular Partnerships, comprised of our 33.8% interest in Cincinnati SMSA Limited Partnership and our 45% interest in the Cincinnati SMSA Tower Holdings LLC, to AT&T, the general partner and a limited partner in both partnerships, for $320 in cash proceeds at closing. The sale of our interests in the Cellular Partnerships closed on July 1, 2011. We anticipate recognition in the third quarter of 2011 of a pre-tax gain on sale of approximately $264, or approximately $170 net of tax. Other income for the second quarter of 2011 improved to $0.2 compared to expense of $1.7 in the prior year primarily due to lower foreign exchange losses in 2011. Interest expense improved to $4.3 from $5.4 in the prior year reflecting a lower level of debt outstanding throughout the second quarter of 2011. Our effective tax rate on net income from continuing operations was 28.0% for the three months ended June 30, 2011, which represents a more stabilized run rate compared to 9.7% in the same period last year. As mentioned in our 2010 Annual Report on Form 10-K, the tax holiday in India expired on March 31, 2011. The impact of this expiration is expected to be mitigated by expansion in other jurisdictions with lower tax rates.

As a result of the above, second quarter 2011 income from continuing operations and income from continuing operations per diluted share were $31.7 and $0.26, respectively, compared with $11.2 and $0.09, respectively, in the second quarter of 2010.

The results from discontinued operations in 2010 include the operating results of the HR Management business that were discontinued as a result of the sale of the business as well as the preliminary gain on the sale of the business recorded in the second quarter of 2010 of $7.8, net of tax expense of $30.2. Income from discontinued operations, net of tax and income from discontinued operations per diluted share for the three months ended June 30, 2010 was $16.2 and $0.13, respectively.

Second quarter 2011 net income and earnings per diluted share were $31.7 and $0.26, respectively, compared with $27.4 and $0.22, respectively, in the second quarter of 2010.

Six Months Ended June 30, 2011 versus Six Months Ended June 30, 2010

Consolidated revenues for the first six months of 2011 were $1,096.2 compared to $1,074.2 for the comparable period last year, reflecting a revenue increase in Customer Management and $11.3 of revenue earned under transition services agreements subsequent to the sale of HR Management compared to $4.1 in the prior year, partially offset by a revenue decrease in Information Management. Operating income for the first half of 2011 was $75.1 compared to operating income of $29.9 in the prior year, including $17.6 of restructuring charges in the second quarter of 2010, $6.2 of severance and other transition costs associated with the change in the CEO of the Company in February 2010, $9.1 of HR Management related costs that did not qualify for reporting as discontinued operations in the first half of 2010, and $5 of insurance recoveries in excess of costs incurred in the second quarter of 2011, partially offset by the negative impact of a client bankruptcy in the first quarter of 2011. The transition services revenue above largely offsets the continuing HR Management related costs. We have taken and continue to take actions to reduce these costs and our expectation is that we will substantially eliminate the underlying costs as the transition services are completed.

As a percentage of revenues, the cost of providing services and products sold was 62.5% compared to 59.7% during the corresponding period last year, reflecting our investment in incremental resources for new programs expected to deliver future revenue as well as the negative impact of a client bankruptcy during the first quarter of 2011. Selling, general, and administrative expenses in the first half of 2011 decreased to $262.4 compared to $299.6 in the first half of 2010. As a percentage of revenues, selling, general and administrative expenses were 23.9% in the first six months of 2011 compared to 27.9% in the first six months of 2010 as a result of cost reduction actions previously taken, the $9.1 of HR Management related costs incurred during the first six months of 2010 and the $5 of net insurance recoveries in the second quarter of 2011. The 9% decrease in research and development costs compared to the prior year primarily reflects reductions within the Customer Management segment. Compared to the prior year, the $9.0 decrease in depreciation expense reflects a lower depreciable asset base.

As discussed in more detail under the heading “Restructuring Charges” we recorded a restructuring charge of $36.7 during 2010, including $17.6 during the second quarter of 2010 mostly related to the realignment of resources, including headcount and facilities, to expected revenues and the sale of the HR Management business.

During the first half of 2011, we recognized income from our investment in the Cellular Partnerships of $20.2 compared to $25.0 in the prior year. Income for the first half of 2011 is net of $1.2 incurred in connection with the sale of our interests in the Cellular Partnerships, as discussed above. Other income of $7.8 was primarily due to pre-tax gain of $7.0 on the sale of the Finance and Accounting outsourcing line of business during the first quarter. Other income of $6.6 in the first six months of 2010 included the impact of a $13.0 reduction to a non-operating accrual. Interest expense improved to $8.9 from $11.1 in the prior year reflecting a lower level of debt outstanding throughout the first half of 2011. Our effective tax rate on net income from continuing operations was 29.3% for the six months ended June 30, 2011 compared to 27.0% in the same period last year. As mentioned in our 2010 Annual Report on Form 10-K, the tax holiday in India expired on March 31, 2011. The impact of this expiration is expected to be mitigated by expansion in other jurisdictions with lower tax rates.

As a result of the above, first half 2011 income from continuing operations and income from continuing operations per diluted share were $66.6 and $0.53, respectively, compared with $36.8 and $0.29, respectively, in the first half of 2010.

The results from discontinued operations in 2010 include the operating results of the HR Management business that were discontinued as a result of the sale of the business as well as the preliminary gain on the sale of the business recorded in the second quarter of 2010 of $7.8, net of tax expense of $30.2. As a result of the foregoing, income from discontinued operations, net of tax and income from discontinued operations per diluted share for the six months ended June 30, 2010 were $25.9 and $0.21, respectively.

Total first half 2011 net income and earnings per diluted share were $66.6 and $0.53, respectively, compared with $62.7 and $0.50, respectively, in the first half of 2010.

Non-GAAP Measures for the Three and Six Months Ended June 30, 2011 versus Three and Six Months Ended June 30, 2010

In order to assess the underlying operational performance of the continuing operations of the business, we provide non-GAAP measures in the table below that exclude the following: 1) the gain on the sale of the Finance and Accounting outsourcing line of business of $7.0 during the first half of 2011, reported within other income; 2) certain costs previously allocated to the HR Management business that are now included in continuing operations as discussed above and in more detail in Note 3 of the Notes to Consolidated Financial Statements; these costs were $2.9 and $9.1 in the three and six months ended 2010, respectively; 3) a reduction of non-operating accruals by $13.0 during the first half of 2010, which is reported within other income; 4) restructuring charges of $17.6 included within the three and six months ended June 30, 2010; and 5) severance and other transition costs associated with the change in the CEO of the Company in February 2010, which resulted in a negative impact to first-quarter 2010 results from continuing operations of $6.2.

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

Reconciliation of GAAP EPS from Continuing Operations to non-GAAP EPS from Continuing Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	%	2011	2010	Change	%
Operating Income as reported under U.S. GAAP	$38.1	$7.8	$30.3	388	$75.1	$29.9	$45.2	151
Restructuring charges	—	17.6	(17.6)	NM	—	17.6	(17.6)	NM
CEO transition costs	—	—	—	NM	—	6.2	(6.2)	NM
HR Management costs not qualifying as discontinued operations	—	2.9	(2.9)	NM	—	9.1	(9.1)	NM

Total Charges	—	20.5	(20.5)	NM	—	32.9	(32.9)	NM

Adjusted Operating Income (a non-GAAP measure)	$38.1	$28.3	$9.8	35	$75.1	$62.8	$12.3	20

Income from continuing operations, net of tax, as reported under U.S. GAAP	$31.7	$11.2	$20.5	183	$66.6	$36.8	$29.8	81
Total charges of $0.0 and $20.5 for the three months ended June 30, 2011 and 2010, and $0.0 and $32.9 for the six months ended June 30, 2011 and 2010, net of tax	—	12.6	(12.6)	NM	—	21.7	(21.7)	NM
Gain on sale of F&A line of business of $7.0 for the six months ended June 30, 2011, net of tax	—	—	—	NM	(4.3)	—	(4.3)	NM
Non-operating reserve reduction of $13.0 for the six months ended June 30, 2010, net of tax	—	—	—	NM	—	(8.1)	8.1	NM

Adjusted income from continuing operations, net of tax (a non-GAAP measure)	$31.7	$23.8	$7.9	33	$62.3	$50.4	$11.9	24

Diluted earnings per common share from continuing operations as reported under U.S. GAAP	$0.26	$0.09	$0.17	187	$0.53	$0.29	$0.24	83
Impact of net charges included in continuing operations, net of tax	—	0.10	(0.10)	NM	(0.03)	0.11	(0.14)	(131)

Adjusted diluted earnings per common share from continuing operations (a non-GAAP measure)	$0.26	$0.19	$0.07	37	$0.50	$0.40	$0.10	25

Excluding the charges discussed above and as a result of the foregoing, the three and six months ended June 30, 2011 adjusted operating income was $38.1 and $75.1, respectively, compared to $28.3 and $62.8 in the corresponding periods in 2010. Additionally, adjusted income from continuing operations, net of tax and adjusted diluted earnings per share from continuing operations excluding these charges were $31.7 and $0.26, respectively, in three months ended June 30, 2011, compared to $23.8 and $0.19, respectively, in the corresponding period in 2010; and $62.3 and $0.50, respectively, in the six months ended June 30, 2011, compared to $50.4 and $0.40, respectively, in the corresponding period in 2010.

CUSTOMER MANAGEMENT

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	%	2011	2010	Change	%
Revenues:
Communications	$276.2	$246.7	$29.5	12	$543.8	$515.5	$28.3	5
Technology	45.6	35.6	10.0	28	87.5	73.1	14.4	20
Financial services	54.9	59.2	(4.3)	(7)	109.5	123.4	(13.9)	(11)
Other	92.9	104.6	(11.7)	(11)	187.3	197.7	(10.4)	(5)

Total revenues	469.6	446.1	23.5	5	928.1	909.7	18.4	2
Cost of providing services and products sold	301.8	276.6	25.2	9	593.3	554.5	38.8	7
Selling, general and administrative	110.4	122.2	(11.8)	(10)	224.5	249.9	(25.4)	(10)
Research and development costs	3.6	4.7	(1.1)	(23)	7.5	10.2	(2.7)	(26)
Depreciation	14.7	17.4	(2.7)	(16)	29.6	34.2	(4.6)	(13)
Amortization	1.8	1.9	(0.1)	0	3.7	3.8	(0.1)	(3)
Restructuring charges	—	15.3	(15.3)	NM	—	15.3	(15.3)	NM

Total costs and expenses	432.3	438.1	(5.8)	(1)	858.6	867.9	(9.3)	(1)

Operating Income	37.3	8.0	29.3	366	69.5	41.8	27.7	66
Operating Margin	7.9%	1.8%			7.5%	4.6%

Three Months Ended June 30, 2011 versus Three Months Ended June 30, 2010

Revenues

Customer Management revenues for the second quarter of 2011 were $469.6, a 5% increase from the second quarter of 2010. Revenues from the communications vertical increased 12% from the second quarter of 2010 due to volume increases with several large clients. Revenues from the technology vertical increased 28% from the second quarter of 2010 due to new projects with existing clients and program expansions. Revenues from the financial services vertical decreased 7% from the second quarter of 2010, primarily reflecting project completions and volume reductions. Other revenues, which are comprised of clients outside of Customer Management’s three largest industries, decreased 11% from the second quarter of 2010. This decrease is primarily attributable to a short-term program with the U.S. Census Bureau that was completed in 2010, partially offset by revenue from several new programs.

Costs and Expenses

Customer Management total costs and expenses of $432.3 decreased 1% from the second quarter 2010 costs of $438.1. Customer Management cost of providing services and products sold during the second quarter of 2011 increased 9% to $301.8 from the second quarter of 2010. As a percentage of revenues, cost of providing services and products sold was 64.3%, compared to 62.0% in the prior year period, primarily reflecting our investment in incremental resources for new programs expected to deliver future revenue. Selling, general and administrative expenses of $110.4 in the second quarter of 2011 decreased 10% as compared to $122.2 during the same period in 2010 reflecting cost reduction actions previously taken and $5 of insurance recoveries in excess of costs incurred during the second quarter of 2011. Research and development costs of $3.6 decreased $1.1 compared to the second quarter of 2010 primarily due to reductions in headcount. Depreciation expense of $14.7 declined $2.7 from the prior year quarter reflecting a lower depreciable asset base.

As discussed in more detail under the heading “Restructuring Charges” we recorded a restructuring charge of $22.6 for Customer Management during 2010, including $15.3 during the second quarter of 2010. The second quarter charge was comprised of $8.5 of severance and $6.8 of facility-related charges, mostly related to the realignment of resources to expected revenues.

Operating Income

As a result of the foregoing, Customer Management second quarter 2011 operating income and margin were $37.3 and 7.9%, respectively, compared to $8.0 and 1.8%, respectively, in the second quarter of 2010.

Six Months ended June 30, 2011 versus Six Months Ended June 30, 2010

Revenues

Customer Management revenues for the first half of 2011 were $928.1, a 2% increase from the first half of 2010. Revenues from the communications vertical increased 5% from the first half of 2010 reflecting higher volumes with several clients. Revenues from technology vertical increased 20% from the first half of 2010 due to new projects with existing clients and program expansions. Revenues from the financial services vertical decreased 11% from the first half of 2010, primarily reflecting volume reductions and program completions. Other revenues, which are comprised of clients outside of Customer Management’s three largest industries, decreased 5% from the first half of 2010. This decrease is primarily attributable to the completion of a short-term program with the U.S. Census Bureau in 2010 and volume reductions with existing clients, partially offset by revenue earned from new clients.

Costs and Expenses

Customer Management total costs and expenses of $858.6 decreased by 1% from the first half of 2010 costs of $867.9. Customer Management cost of providing services and products sold during the first half of 2011 increased 7% to $593.3 from the first half of 2010. As a percentage of revenues, cost of providing services and products sold was 63.9% compared to 61.0% in the prior year period, reflecting our investment in incremental resources for new programs expected to deliver future revenue and the negative impact of a client bankruptcy in the first quarter of 2011. Selling, general and administrative expenses of $224.5 in the first half of 2011 decreased 10% as compared to $249.9 in the prior period reflecting cost reduction actions previously taken and the $5 of net insurance recoveries in the second quarter of 2011, partially offset by incremental investment in sales and marketing efforts. Research and development costs of $7.5 decreased $2.7 compared to the first half of 2010 primarily due to reductions in headcount. Depreciation expense of $29.6 decreased $4.6 from the prior year due to a lower depreciable asset base.

As discussed in more detail under the heading, “Restructuring Charges,” we recorded a restructuring charge of $22.6 for Customer Management during 2010, including $15.3 during the first half of 2010. The first half charge was comprised of $8.5 of severance and $6.8 of facility-related charges, mostly related to the realignment of resources to expected revenues.

Operating Income

As a result of the foregoing, Customer Management first half of 2011 operating income and margin were $69.5 and 7.5%, respectively, compared to $41.8 and 4.6%, respectively, in the first half of 2010.

Non-GAAP measures for the Three and Six Months Ended June 30, 2011 versus Three and Six Months Ended June 30, 2010

In order to assess the underlying operational performance of the continuing operations of the business, we provide non-GAAP measures in the table below that exclude restructuring charges of $15.3 incurred within the second quarter of 2010 to better align resources with future business growth.

The Company uses operating income excluding the restructuring charges to assess the underlying operational performance of the continuing operations of the business for the year and to have a basis to compare underlying operating results to prior and future periods. Adjustments for these charges are relevant in evaluating the overall performance of the business. Limitations associated with the use of these non-GAAP measures include that these measures do not include all of the amounts associated with our results as determined in accordance with GAAP. Management compensates for these limitations by using both the non-GAAP measure, operating income excluding the charge, and the GAAP measure, operating income, in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond those described above.

Reconciliation of Customer Management GAAP Operating Income to non-GAAP Operating Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Income as reported under U.S. GAAP	$37.3	$8.0	$69.5	$41.8
Restructuring charges	—	15.3	—	15.3

Adjusted Operating Income (a non-GAAP measure)	$37.3	$23.3	$69.5	$57.1

Adjusted Operating Margin (a non-GAAP measure)	7.9%	5.2%	7.5%	6.3%

INFORMATION MANAGEMENT

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	%	2011	2010	Change	%
Revenues:
Data processing	$11.3	$16.0	$(4.7)	(29)	$25.1	$33.2	$(8.1)	(24)
Professional and consulting	34.2	30.5	3.7	12	64.1	60.8	3.3	5
License and other	31.5	31.5	—	0	67.6	66.4	1.2	2

Total revenues	77.0	78.0	(1.0)	(1)	156.8	160.4	(3.6)	(2)
Cost of providing services and products sold	41.1	39.7	1.4	4	83.4	83.9	(0.5)	(1)
Selling, general and administrative	16.2	15.2	1.0	7	33.3	32.3	1.0	3
Research and development costs	9.4	9.3	0.1	1	19.0	18.9	0.1	1
Depreciation	3.2	3.7	(0.5)	(14)	6.3	7.6	(1.3)	(17)
Amortization	0.6	0.7	(0.1)	(14)	1.1	1.4	(0.3)	(21)

Total costs and expenses	70.5	68.6	1.9	3	143.1	144.1	(1.0)	(1)

Operating Income	6.5	9.4	(2.9)	(31)	13.7	16.3	(2.6)	(16)
Operating Margin	8.4%	12.1%			8.7%	10.2%

Three Months Ended June 30, 2011 versus Three Months Ended June 30, 2010

Revenues

Information Management revenues of $77.0 during the second quarter of 2011 remained consistent with the corresponding period last year. Data processing revenues of $11.3 decreased 29% from the corresponding period last year reflecting project completions. Professional and consulting revenues of $34.2 increased 12% from the second quarter of 2010 primarily due to services performed subsequent to the completion of the transition of an existing client to a new platform and increased client volumes, partially offset by project completions. License and other revenues of $31.5 were consistent with the corresponding period last year.

Costs and Expenses

Information Management total costs and expenses were $70.5, a 3% increase from the second quarter of 2010. Compared to the prior year, Information Management cost of providing services and products sold during the second quarter of 2011 increased 4% to $41.1. As a percentage of revenues, cost of providing services and products sold was 53.4% in the second quarter of 2011, compared to 50.9% in the second quarter of 2010 reflecting the shift in revenue mix from higher margin data processing revenue to lower margin professional and consulting revenue. Selling, general and administrative expenses of $16.2 in the second quarter of 2011 increased 7% compared to the prior year period. As a percentage of revenues, selling, general and administrative expenses were 21.0% in the second quarter of 2011, compared to 19.5% in the prior year period, reflecting an investment in sales efforts, partially offset by cost reduction efforts. Research and development costs of $9.4 were consistent with the second quarter of 2010. Depreciation expense of $3.2 decreased $0.5 from the prior year quarter due to a lower depreciable asset base.

Operating Income

As a result of the foregoing, Information Management operating income and operating margin during the second quarter of 2011 were $6.5 and 8.4%, respectively, compared with $9.4 and 12.1%, respectively, during the second quarter of 2010.

Six Months Ended June 30, 2011 versus Six Months Ended June 30, 2010

Revenues

Information Management revenues of $156.8 during the first half of 2011 decreased 2% from the corresponding period last year. Data processing revenues of $25.1 decreased 24% from the corresponding period last year reflecting project completions. Professional and consulting revenues of $64.1 increased 5% from the corresponding period last year of $60.8 primarily due to services performed subsequent to the completion of the transition of an existing client to a new platform and increased client volumes, partially offset by project completions. License and other revenue increased 2% from the corresponding period last year due to the timing and volume of license sales.

Costs and Expenses

Information Management costs and expenses were $143.1, a 1% decline from the first half of 2010. Compared to the prior year, Information Management’s cost of providing services and products sold during the first half of 2011 of $83.4 remained consistent. As a percentage of revenues, costs of providing services and products sold was 53.2% in the first half of 2011, compared to 52.3% in the first half of 2010 reflecting the shift in revenue mix from higher margin data processing revenue to lower margin professional and consulting revenue. Selling, general and administrative expenses of $33.3 in the first half of 2011 increased 3% as compared to $32.3 in the prior year period due to an incremental investment in sales efforts, partially offset by cost reduction actions previously taken. As a percentage of revenues, selling, general and administrative expenses were 21.2% in the first half of 2011 compared to 20.1% in the prior year period. Research and development costs of $19.0 remained consistent with the first half of 2010. Depreciation expense of $6.3 decreased $1.3 from the prior year period due to a lower depreciable asset base.

Operating Income

As a result of the foregoing, Information Management operating income and operating margin during the first half of 2011 were $13.7 and 8.7%, respectively, compared with $16.3 and 10.2%, respectively, in the first half of 2010.

RESTRUCTURING CHARGES

2010 Restructuring

During 2010, we initiated a restructuring plan and incurred a total charge of $36.7 consisting of $22.4 of severance-related charges and $14.3 of facility-related charges. The $22.4 of severance-related charges were comprised of $13.3 at Customer Management and $3.0 at Information Management, largely to reduce headcount and align resources to future business needs, and $6.1 at Corporate to further simplify operations and to reflect the impact of the sale of the HR Management line of business. For both the three and six months ended June 30, 2010, we recorded a charge of $17.6 including $10.8 of severance-related charges and $6.8 of facility-related charges. The $10.8 of severance-related charges were comprised of $8.5 at Customer Management and $2.3 at Corporate. The full-year severance charge of $22.4 is largely being paid in cash pursuant to the Company’s existing severance policy and employment agreements. When completed, these actions will affect approximately 1,000 professional employees and approximately 1,400 non-salaried employees worldwide and are expected to be mostly completed by the end of 2011. The facility-related charge of $14.3 relates to lease rent accruals and penalties for properties that have closed as the result of consolidating facilities and shifting capacity. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. We used estimates, based on consultation with the Company’s real estate advisors, to determine the proceeds from any future sublease agreements. We will continue to evaluate these estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to these facility closures in the future. Therefore, the Company reviews facility-related reserves on a facility basis rather than restructuring charge basis. At June 30, 2011 the facility-related restructuring reserve for all reserved facilities had an outstanding balance of $17.1, which will be paid out over several years until the leases expire.

Restructuring liability activity for the 2010 severance plan, the balance of which is included within Payables, deferred revenue and other current liabilities on the Company’s balance sheets, consisted of the following:

2011
Balance at January 1	$12.4
Severance payments	(7.8)

Balance at June 30, 2011	$4.6

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

2009 Restructuring

During 2009, we initiated restructuring plans of $43.3 to reduce headcount and align resources to future business needs. The severance actions were completed as of March 31, 2011. The facility-related charge relates to lease rent accruals for properties that have closed as the result of consolidating facilities, consistent with the methodology discussed in connection with the 2010 restructuring. The facility-related restructuring reserve related to this charge is encompassed within the total outstanding facility balance of $17.1 referred to above, which will be paid over several years until the leases expire.

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

Facilities Restructuring

Restructuring liability activity for the facilities plans consisted of the following:

2011
Balance at January 1	$20.7
Facility payments	(3.6)

Balance at June 30, 2011	$17.1

CLIENT CONCENTRATION

During the first six months of 2011, our three largest clients accounted for 40.9% of our revenues, compared to 37.3% in the same period of 2010. We serve AT&T, our largest client with 21.4% of revenues in the first six months of 2011 as compared to 22.5% of revenue in the same period in the prior year, under several Customer Management and Information Management contracts. We serve DirecTV and Comcast Corporation, our second and third largest clients, under Customer Management contracts. Volumes under certain of our long-term contracts are subject to variation based on, among other things, the spending by clients on outsourced customer support and subscriber levels.

BUSINESS OUTLOOK

Convergys revised expectations for the full year 2011 are now:

•	Customer Management 2011 revenue to exceed $1.875 billion;

•	Information Management 2011 revenue of $0.33 billion to $0.34 billion;

•	GAAP EPS of $2.30 to $2.43;

•	Non-GAAP EPS of $0.92 to $1.05;

•	EBITDA of $539 million to $559 million;

•	Adjusted EBITDA of $275 million to $295 million;

•	Free cash flow to exceed net income in 2011, excluding the Cellular Partnership sale impacts.

Reconciliation tables of prior to revised 2011 guidance are below:

CONVERGYS CORPORATION

Reconciliation of Revenue Guidance to Raised Revenue Guidance

(In Billions)

		Information Management
	Customer Management	Low		High
Prior 2011 Revenue Guidance	>$1.840	>$	0.340	>$	0.340
Net Revenue Increase	0.035	>$	(0.010)		$—

Raised 2011 Revenue Guidance	>$1.875		$0.330		$0.340

•	Reflects improved performance in Customer Management and continued stabilization of total revenue in Information Management.

Reconciliation of EPS and EBITDA Guidance to Raised EPS and EBITDA Guidance and Raised Non-GAAP EPS and Adjusted EBITDA Guidance

(In Millions Except Per Share Amounts)

	EPS Range		EBITDA Range
	Low	High	Low	High
Prior 2011 EPS and EBITDA Guidance	$1.00	$1.15	$295	$325
Cellular Partnerships Earnings	(0.16)	(0.16)	(30)	(30)
Estimated Gain on sale of Cell Partnerships	1.38	1.38	264	264
Raising Range	0.08	0.06	10	—

Raised 2011 EPS and EBITDA guidance	$2.30	$2.43	$539	$559

Gain on sale of Cell Partnerships	(1.38)	(1.38)	(264)	(264)

Raised 2011 Non-GAAP EPS and Adjusted EBITDA guidance	$0.92	$1.05	$275	$295

•	Adjusted to reflect the improving overall performance of the business and the Cellular Partnerships sale impact, which will substantially increase Convergys full-year GAAP EPS and EBITDA:

•	Gain on sale of $1.38 EPS and $264 EBITDA will be reported in the third quarter;

•	Equity earnings of approximately $0.16 EPS and $30 EBITDA is being removed from guidance;

•	Adding $0.08 to the low end and $0.06 to the high end of the non-GAAP EPS guidance range; adding $10 to the low end of the Adjusted EBITDA guidance range.

•	Note that Convergys’ prior guidance did not include the Cellular Partnerships sale gain and included the Cellular Partnerships earnings for the full year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows

We believe that Convergys has adequate liquidity from cash and expected future operating cash flows to fund ongoing operations, invest in the business and make required debt payments for the next twelve months. In addition, expected future cash flows provide additional ability to invest in the business.

Cash flow from operating activities generally provides us with a significant source of funding for our investing and financing activities. Cash flow from operating activities totaled $102.0 in the first six months of 2011 compared to $112.2 in the same period last year, which included $19.9 of cash flows used by discontinued operations. The decline in the current year largely was due to an increase in the net implementation spending in the current year and the timing of working capital requirements. Days sales outstanding at June 30, 2011 was 59 days compared to 63 days at June 30, 2010. This performance measure is computed as follows: receivables, net of allowances, divided by average daily revenue. Our net cash provided by operating activities for the first six months of 2011 and 2010 included $19.6 and $20.9, respectively, of cash received from the Cellular Partnerships. As we have received distributions from the Partnerships in excess of our initial investment, cash flows are classified as operating as they represent return on investment rather than return of invested capital.

Cash flow used in investing activities was $27.3 during the first six months of 2011, which included $10.0 from the sale of the F&A line of business. Cash flow provided by investing activities was $46.2 during the six months of 2010, which included $76.8 from discontinued operations. Funds used in investing activities include capital expenditures of $37.3 and $27.3 for the six months ended June 30, 2011 and 2010, respectively. The decrease in the amount received from investing activities in the current year was largely due to $79.2 in cash received at the close of the sale of the HR Management business in June 2010.

Cash flow used in financing activities was $79.5 during the first six months of 2011 compared to $360.4 during the first six months of 2010. During the first half of 2011, we repurchased 2.9 million shares of the Company’s common stock for $38.7 and repaid $40.4 on our outstanding borrowings. During the first six months of 2010, we repaid the entire $400.0 outstanding balance on our revolving credit facility. At June 30, 2011, the Company had borrowings of $45.0 under the accounts receivable securitization facility.

We use free cash flow and adjusted free cash flow to assess the financial performance of the Company. We define free cash flow as cash flows from operating activities less capital expenditures. We further define adjusted free cash flow as free cash flow excluding the operating cash impact of the sale of the HR Management business in the first half of 2010. A reconciliation of the GAAP measure, net cash provided by operating activities, to the non-GAAP measures, free cash flow and adjusted free cash flow, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net cash provided by operating activities under U.S. GAAP	$67.2	$63.7	$102.0	$112.2
Capital expenditures, net	(19.6)	(12.9)	(37.3)	(27.5)

Free cash flow (a non-GAAP measure)	$47.6	$50.8	64.7	84.7

Payments made to settle obligations of HR Management in connection with and upon substantial completion of the sale of the business	—	28.2	—	28.2

Adjusted free cash flow (a non-GAAP measure)	$47.6	$79.0	$64.7	$112.9

Free cash flow, as defined above, was $64.7 and $84.7 for the first six months of 2011 and 2010, respectively. Free cash flow includes cash payments of $28.2 made to settle obligations of the HR Management business for the three and six months ended June 30, 2010. Excluding this item, adjusted free cash flow for the six months ended June 30, 2011 and 2010 was $64.7 and $112.9. The decrease in adjusted free cash flow of $48.2 from the prior year was due to lower cash generated from operating activities during the first six months of 2011 primarily as a result of the timing of working capital requirements, an increase in net implementation spending and higher capital expenditures.

We believe that free cash flow and adjusted free cash flow are useful to investors because they relate the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow and adjusted free cash flow facilitate management’s ability to strengthen the Company’s Balance Sheet, to repay the Company’s debt obligations and to repurchase the Company’s common shares. Limitations associated with the use of free cash flow and adjusted free cash flow include that they do not represent the residual cash flow available for discretionary expenditures as they do not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by utilizing both the non-GAAP measures, free cash flow and adjusted free cash flow, and the GAAP measure, cash flows from operating activities, in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond the purposes described above.

We define adjusted EBITDA, as earnings from continuing operations before interest, taxes, depreciation and amortization, and excluding the $7.0 gain on sale of the Finance and Accounting outsourcing line of business in the first half of 2011, and excluding the HR Management related impacts, CEO transition costs and non-operating reserve reduction in the first half of 2010. Excluding these items, adjusted EBITDA was $143.2 for the six months ended June 30, 2011 compared to $137.9 for the same period in prior year. Adjusted EBITDA for the second quarter of 2011 was $71.8 compared with $66.6 in the prior year period.

A reconciliation of the GAAP measure, earnings from continuing operations, to the non-GAAP measures, EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income from Continuing Operations, net of tax under U.S. GAAP	$31.7	$11.2	$66.6	$36.8
Depreciation and Amortization	23.5	28.3	47.1	56.5
Interest expense	4.3	5.4	8.9	11.1
Income tax expense	12.3	1.2	27.6	13.6

EBITDA (a non-GAAP measure)	71.8	46.1	150.2	118.0

Restructuring charges	—	17.6	—	17.6
Gain on sale of Finance and Accounting outsourcing line of business	—	—	(7.0)	—
CEO transition costs	—	—	—	6.2
HR Management related costs not qualifying as Discontinued Operations	—	2.9	—	9.1
Non-operating reserve reduction	—	—	—	(13.0)

Adjusted EBITDA (a non-GAAP measure)	$71.8	$66.6	$143.2	$137.9

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

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments

At June 30, 2011, total capitalization was $1,397.5, consisting of $172.8 of short-term and long-term debt and $1,224.7 of equity. The total debt-to-capital ratio was 12.4% at June 30, 2011, compared to 15.1% at December 31, 2010.

On March 11, 2011, we entered into a $300 Four-Year Competitive Advance and Revolving Credit Facility Agreement (the New Credit Facility). The New Credit Facility replaces our $400 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the Prior Credit Facility), dated as of October 20, 2006 and as amended subsequently, among Convergys and a group of financial institutions. In connection with our entry into the New Credit Facility, we terminated the Prior Credit Facility. There were no balances outstanding under the Prior Revolving Facility at March 11, 2011 or December 31, 2010.

We have two borrowing options available under the New Credit Facility: (i) a competitive advance option which will be provided on an uncommitted competitive advance basis through an auction mechanism and (ii) a revolving credit option which will be provided on a committed basis. Under each option, amounts borrowed and repaid may be re-borrowed subject to availability. Borrowings under the New Credit Facility bear interest at one of the rates described in the New Credit Facility. The New Credit Facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios (as defined in the New Credit Facility). The Company’s interest coverage ratio, defined as the ratio of EBITDA to consolidated interest expense, cannot be less than 4.00 to 1.00 as determined on a rolling four quarter basis. Our debt-to-EBITDA ratio cannot be greater than 3.00 to 1.00 until December 31, 2012 and 2.75 to 1.00 after December 31, 2012. The New Credit Facility also contains customary representations and warranties. In the event of a default, the lenders may terminate the commitments and declare the amounts outstanding, and all accrued interest, immediately due and payable. The maturity date of the New Credit Facility is March 11, 2015 except that, upon the satisfaction of certain conditions, we may extend the maturity date by one year twice during the term. We will pay an annual facility fee regardless of utilization. At June 30, 2011 the facility was undrawn. We were in compliance with all covenants at June 30, 2011.

In December 2004, we issued $250.0 in 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009. During the first nine months of 2009, we retired approximately $58.2 of the outstanding debt. In the fourth quarter of 2009, we announced an exchange offer (Exchange Offer), under the terms of which the Company offered to exchange one-thousand twenty dollars in principal amount of its new 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) for each one-thousand dollars in principal amount of its 4.875% Senior Notes. We issued a total of $125.0 aggregate principal amount of the 2029 Convertible Debentures in exchange for $122.5 of the 4.875% Senior Notes. Following the settlement of the exchange, approximately $70.1 aggregate principal amount of the 4.875% Senior Notes remained outstanding that was fully paid in December 2009. The entire balance of the 2029 Convertible Debentures was outstanding as of June 30, 2011 and December 31, 2010.

During 2009, we entered into a $125.0 asset securitization facility collateralized by accounts receivables of certain of our subsidiaries, of which $50.0 was scheduled to expire in June 2010 and $75.0 expires in June 2012. The $50.0 that was scheduled to expire in June 2010 was extended through June 2011. During June 2011, the Company renegotiated the terms of the agreement, increasing the purchase limit to $150.0 and extending the terms to June 2014. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary. The asset securitization facility does not qualify for sale treatment under the authoritative guidance for the accounting for transfers and servicing of financial assets and extinguishments of liabilities. Accordingly, the accounts receivable and related debt obligation will remain on our Consolidated Balance Sheet. At June 30, 2011 and December 31, 2010, we had borrowings of $45.0 and $85.0, respectively, under this facility.

The company leased an office complex in Orlando, Florida, under an agreement that expired in June 2010 (the “Orlando lease”). On June 30, 2010, we refinanced this lease arrangement. The new facility provides for a new lease period of five years, and upon termination or expiration of the new lease facility, we are required to either purchase the property for $55.0 or arrange to have the office complex sold to a third party (the terms of the lease provide the Lessor with a residual value guarantee from us of up to $47.0). We accounted for the new facility as a capital lease. At June 30, 2010, we recorded a capital lease obligation and property of $55.0 related to this facility.

During the first half of 2011, we repurchased 2.9 million shares of our common stock for $38.7 pursuant to outstanding authorizations. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity. At June 30, 2011, the Company has the authority to repurchase an additional 1.8 million common shares.

At June 30, 2011, we had outstanding letters of credit of approximately $34 and other bond obligations of approximately $2 related to performance and payment guarantees. We believe that any guarantee obligation that may arise will not be material. We also have purchase commitments with telecommunications providers of approximately $15 for the remainder of 2011.

At June 30, 2011, we had outstanding performance bond obligations of approximately $39 related to performance and payment guarantees for the Company’s former HR Management line of business. Subsequent to completion of the sale of the HR Management business, the Company continues to be responsible for these bond obligations. As part of the gain on disposition we recognized a liability equal to the present value of probability weighted cash flows of potential outcomes. Although NorthgateArinso is obligated to indemnify us for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of June 30, 2011 we maintain a liability of approximately $1 for these obligations.

We believe that it is reasonably possible that the unrecognized tax benefits of $83.7 will decrease between approximately $5 and $10 in the next twelve months based upon the resolution of audits; however, actual developments in this area could differ from those currently expected.

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

Interest Rate Risk

At June 30, 2011, we had $104.6 in outstanding variable rate borrowings and $68.2 in outstanding fixed rate borrowings. The carrying amount of our variable borrowings reflects fair value due to their short-term and variable interest rate features. Based upon our exposure to variable rate borrowings, a one percentage point change in the weighted average interest rate would change our annual interest expense by approximately $1.

We sometimes use interest rate swaps to hedge our interest rate exposure. These instruments are hedges of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding interest rate swaps covering interest rate exposure at June 30, 2011.

Foreign Currency Exchange Rate Risk

We serve many of our U.S.-based clients using contact center capacity in the Philippines, India and Canada. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR) or Canadian dollars (CAD), which represents a foreign exchange exposure. As of June 30, 2011, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward contracts with several financial institutions to acquire a total of PHP 15,775.2 at a fixed price of $334.4 through December 2013, INR 6,772.2 at a fixed price of $146.1 through December 2013 and CAD 7.2 at a fixed price of $6.8 through December 2011. The fair value of these derivative instruments as of June 30, 2011 is presented in Note 12 of the Notes to Consolidated Financial Statements. The potential loss in fair value at June 30, 2011 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $49. This loss would be mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of June 30, 2011, the fair value of these derivatives was not material to the Consolidated Balance Sheet.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with the Company’s General Counsel, Chief Accounting Officer and other key employees, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the quarter ended June 30, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

There were no unregistered sales of equity securities during the second quarter of 2011 or from June 30, 2011 through the date of filing of this report. We repurchased 2.9 million shares of our common stock for $38.7 during the six months ended June 30, 2011, including 1.5 million shares for $19.5 during the three months ended June 30, 2011, as summarized in the following table:

	Shares repurchased	Average price per share
January 2011	—	$—
February 2011	42,809	13.92
March 2011	1,343,495	13.80
April 2011	368,109	13.88
May 2011	338,000	13.78
June 2011	775,570	12.52

Total	2,867,983	$13.46

All repurchases were made pursuant to a publicly announced program. At June 30, 2011, the Company remained authorized under this program to repurchase up to 1.8 million additional common shares.

ITEM 6.	EXHIBITS

(a)	Exhibits.

The following are filed as Exhibits to Part II of this Form 10-Q:

Exhibit Number

3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3.1 to Form 10-Q filed on May 5, 2009.)

3.2	Amended and Restated Code of Regulations of the Company. (Incorporated by reference from Exhibit 3.1 to Form 8-K filed on May 2, 2011.)

10.1	2011 Convergys Corporation Severance Pay Plan (as amended and restated effective as of July 1, 2011).

10.2	Purchase Agreement, dated June 2, 2011, among Convergys Cellular Systems Company, New Cingular Wireless PCS, LLC and SBC Tower Holdings LLC. (Incorporated by reference from Exhibit 2.1 to Form 8-K filed on June 3, 2011.)

10.3	Amendment No. 3 to Receivables Purchase Agreement, dated as of June 24, 2011, among Convergys Corporation, as initial Servicer and Performance Guarantor, Convergys Funding Inc., as Seller, Liberty Street Funding LLC, The Bank of Nova Scotia, as Purchaser and Scotiabank Group Agent, and Wells Fargo Bank, N.A., successor by merger to Wachovia Bank, National Association, as Purchaser and Administrative Agent. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 29, 2011.)

10.4	Amendment No. 1 to Certain Operative Agreements, dated as of April 21, 2011, by and among Convergys Corporation, the Guarantors, Wachovia Development Corporation, the various banks and other lending institutions party thereto as lenders, and Wells Fargo Bank, National Association. (Incorporated by reference from exhibit 10.1 to Form 8-K filed on April 27, 2011.)

10.5	Form of Joinder Agreement, dated as of April 21, 2011, by and among Asset Ohio Fourth Street LLC, Brite Voice Systems, Inc., Convergys Cellular Systems Company, Convergys Customer Management Group Canada Holding Inc., Convergys Customer Management International Inc., and Convergys Finance Corp. as Subsidiary Guarantors, Convergys Corporation as Lessee, and Wells Fargo Bank, National Association, as Agent. Each of the Subsidiary Guarantors executed a Joinder Agreement identical in all material respects to the copy filed herewith except as to the Subsidiary Guarantor party thereto. (Incorporated by reference from exhibit 10.2 to Form 8-K filed on April 27, 2011.)

21	Subsidiaries of the Company.

31.1	Rule 13(a) - 14(a) Certification by Chief Executive Officer.

31.2	Rule 13(a) - 14(a) Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 1, 2011, formatted in XBRL: (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

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

Convergys Corporation

Date: August 1, 2011	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer