Form 10-Q
period 2011-09-30
CONVERGYS CORP
filed 2011-11-01
CIK 1062047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 Form 10-Q
 ______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number 1-14379
______________________
CONVERGYS CORPORATION
(Exact name of registrant as specified in its charter)
______________________
Incorporated under the laws of the State of Ohio
201 East Fourth Street, Cincinnati, Ohio 45202
I.R.S. Employer Identification Number 31-1598292
Telephone - Area Code (513) 723-7000
______________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At September 30, 2011, there were 120,160,665 common shares, without par value, outstanding, excluding amounts held in Treasury of 64,783,099.

CONVERGYS CORPORATION
Form 10-Q
For the Period Ended
September 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2011	2010	2011	2010
Revenues	$576.9	$556.0	$1,673.1	$1,630.2
Costs and Expenses:
Cost of providing services and products sold	364.7	341.1	1,049.8	982.5
Selling, general and administrative	133.1	140.6	395.5	440.2
Research and development costs	11.6	13.1	38.1	42.3
Depreciation	21.6	24.1	63.9	75.4
Amortization	2.4	2.4	7.2	7.6
Restructuring charges	—	—	—	17.6
Total costs and expenses	533.4	521.3	1,554.5	1,565.6
Operating Income	43.5	34.7	118.6	64.6
Earnings and gain from Cellular Partnerships, net	265.0	11.9	285.2	36.9
Other income, net	1.2	1.3	9.0	7.9
Interest expense	(3.6)	(4.1)	(12.5)	(15.2)
Income before Income Taxes	306.1	43.8	400.3	94.2
Income tax expense	92.4	8.8	120.0	22.4
Income from Continuing Operations, net of tax	213.7	35.0	280.3	71.8
Income from Discontinued Operations, net of tax	—	(6.2)	—	19.7
Net Income	$213.7	$28.8	$280.3	$91.5
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	(8.9)	3.5	(4.2)	12.6
Unrealized gain (loss) on hedging activities	(12.0)	20.6	(15.3)	19.5
Total other comprehensive (loss) income	(20.9)	24.1	(19.5)	32.1
Total Comprehensive Income	$192.8	$52.9	$260.8	$123.6
Basic Earnings Per Common Share:
Continuing operations	$1.78	$0.28	2.32	$0.58
Discontinued operations	—	(0.05)	—	0.16
Basic Earnings per Common Share	$1.78	$0.23	$2.32	$0.74
Diluted Earnings Per Common Share:
Continuing operations	$1.75	$0.28	$2.28	$0.57
Discontinued operations	—	(0.05)	—	$0.16
Diluted Earnings per Common Share	$1.75	$0.23	$2.28	$0.73
Weighted Average Common Shares Outstanding:
Basic	120.1	123.2	120.9	123.5
Diluted	121.8	125.4	123.0	125.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
(In Millions)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$472.5	$186.1
Receivables, net of allowances of $10.5 and $11.0	376.8	371.6
Deferred income tax assets	59.5	40.9
Prepaid expenses	40.8	38.3
Other current assets	44.9	56.8
Current assets – held for sale	9.1	11.8
Total current assets	1,003.6	705.5
Property and equipment, net	341.2	347.6
Goodwill	818.0	820.5
Other intangibles, net	32.5	40.1
Investment in Cellular Partnerships	—	64.3
Deferred income tax assets	24.9	38.1
Other assets	124.9	109.2
Total Assets	$2,345.1	$2,125.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt and capital lease obligations maturing within one year	$6.4	$91.0
Payables, deferred revenue and other current liabilities	363.0	380.2
Total current liabilities	369.4	471.2
Long-term debt and capital lease obligations	121.0	119.3
Deferred income tax liabilities	153.8	76.4
Accrued pension liability	118.7	129.6
Other long-term liabilities	160.6	144.7
Total liabilities	923.5	941.2
Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized; none outstanding	—	—
Common shares – without par value, 500.0 authorized; 184.9 and 184.2 issued, 120.1 and 122.1 outstanding, as of September 30, 2011 and December 31, 2010, respectively	1,107.2	1,094.5
Treasury stock – 64.8 and 62.1 as of September 30, 2011 and December 31, 2010, respectively	(1,092.6)	(1,060.2)
Retained earnings	1,441.8	1,165.1
Accumulated other comprehensive loss	(34.8)	(15.3)
Total shareholders’ equity	1,421.6	1,184.1
Total Liabilities and Shareholders’ Equity	$2,345.1	$2,125.3
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In Millions)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$280.3	$91.5
Income from discontinued operations	—	19.7
Income from continuing operations	280.3	71.8
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	71.1	83.0
Gain on sale of interests in the Cellular Partnerships	(265.0)	—
Gain on sale of business	(7.0)	—
Deferred income tax expense (benefit)	79.5	(0.1)
Earnings from Cellular Partnerships, net	(20.2)	(36.9)
Distributions from Cellular Partnerships	30.7	30.7
Stock compensation expense	12.1	12.7
Changes in assets and liabilities:
Change in receivables	(7.4)	29.7
Change in other current assets	(1.1)	60.1
Change in deferred charges, net	(29.9)	(14.6)
Change in other assets and liabilities	22.3	5.8
Change in payables and other current liabilities	(30.4)	(59.4)
Net cash provided by operating activities of continuing operations	135.0	182.8
Net cash used in operating activities of discontinued operations	—	(22.9)
Net cash provided by operating activities	135.0	159.9
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(57.0)	(48.5)
Proceeds from sale of interests in the Cellular Partnerships	320.0	—
Proceeds from disposition of assets	3.1	—
Proceeds from disposition of business	10.0	—
Acquisitions, net of cash acquired	—	(3.3)
Net cash provided by (used in) investing activities of continuing operations	276.1	(51.8)
Net cash provided by investing activities of discontinued operations	—	74.2
Net cash provided by investing activities	276.1	22.4
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of credit facilities and other debt, net	(85.8)	(334.4)
Purchase of treasury shares	(38.7)	(24.9)
Proceeds from exercise of stock options	3.0	—
Other	(3.2)	—
Net cash used in financing activities	(124.7)	(359.3)
Net increase (decrease) in cash and cash equivalents	286.4	(177.0)
Cash and cash equivalents at beginning of period	186.1	331.7
Cash and cash equivalents at end of period	$472.5	$154.7
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
Prior to June 1, 2010, the Company had three reportable segments, Customer Management, Information Management and Human Resources Management (HR Management). In March 2010, Convergys signed a definitive agreement to sell its HR Management line of business for approximately $100. The sale substantially closed on June 1, 2010. Beginning June 1, 2010, the Company began earning transition services revenues for services provided to the buyer under agreements lasting from three to eighteen months which are reflected in Corporate and Other in Note 16. In connection with the sale of the HR Management line of business, the Company reorganized its reportable segments into two segments: Customer Management, which provides agent-assisted services, self-service, and intelligent technology care solutions, and Information Management, which provides business support system (BSS) solutions. See Note 16 for information about these segments.
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

After final post-close adjustments, the gain on the sale of HR Management recorded in 2010 was $35.2 pretax and $5.6 after tax. For the nine months ended September 30, 2010, the Company recorded a preliminary gain on sale of $3.7, including $29.4 of tax expense. Upon completion, the sale of HR Management was a taxable transaction that resulted in $29.6 being recorded for the combined federal, state and foreign income taxes. The gain on sale included the elimination of $67.1 of goodwill and intangible assets. The high effective tax rate on the transaction was largely due to substantially lower tax basis in goodwill as compared to book value.
As a result of the sale of the HR Management line of business, the operating results and assets and liabilities related to HR Management have been reflected as discontinued operations for all periods presented. For prior periods, certain costs that had been previously allocated to the HR Management segment are now included in continuing operations. These costs were $9.1 for the nine months ended September 30, 2010, and are reflected in Corporate and Other in Note 16. Beginning June 1, 2010, the Company began earning transition services revenues for services provided to the buyer under agreements lasting from three to eighteen months. For the three and nine months ended September 30, 2011, the Company earned $2.4 and $13.7, respectively, in revenue under these transition services agreements. The results of the HR Management business included in discontinued operations for the three and nine months ended September 30, 2010, respectively, are summarized as follows:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Revenue	$0.2	$107.2
(Loss) income before tax - Operations	(0.1)	25.4
(Loss) gain on disposition	(4.9)	33.1
(Loss) income before income taxes	(5.0)	58.5
Income tax expense (benefit):
Expense related to operations	2.0	9.4
(Benefit) expense related to gain on disposition	(0.8)	29.4
(Loss) income from discontinued operations, net of tax	$(6.2)	$19.7
There were no remaining assets or liabilities related to the HR Management business at December 31, 2010. Cash flows generated from the discontinued operations are presented separately in the Company’s consolidated statements of cash flows.
Finance and Accounting outsourcing line of business (F&A)
In January 2011, the Company completed the sale of F&A for approximately $10. The gain on the sale amounted to $7.0 pretax, recorded within Other income, net in the Consolidated Statements of Income and Comprehensive Income, and $4.3 after tax in 2011. The gain on the sale included the elimination of $2.6 of goodwill and other intangible assets. The results of operations of F&A and the sale of F&A are not material to the Company’s results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

(4) EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY
Earnings per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

		Continuing Operations		Discontinued Operations		Total
Three Months Ended September 30, 2011	Shares	Income	Per Share Amount	Income	Per Share Amount	Per Share Amount
Basic EPS	120.1	$213.7	1.78	$—	$—	$1.78
Effect of dilutive securities:
Stock-based compensation arrangements	1.7	—	(0.03)	—	—	(0.03)
Convertible Debt	—	—	—	—	—	—
Diluted EPS	121.8	$213.7	1.75	$—	$—	$1.75
Nine Months Ended September 30, 2011
Basic EPS	120.9	$280.3	2.32	$—	$—	$2.32
Effect of dilutive securities:
Stock-based compensation arrangements	2.1	—	(0.04)	—	—	(0.04)
Convertible Debt	—	—	—	—	—	—
Diluted EPS	123.0	$280.3	2.28	$—	$—	$2.28
Three Months Ended September 30, 2010
Basic EPS	123.2	$35.0	0.28	$(6.2)	(0.05)	$0.23
Effect of dilutive securities:
Stock-based compensation arrangements	2.2	—	—	—	—	—
Diluted EPS	125.4	$35.0	0.28	$(6.2)	(0.05)	$0.23
Nine Months Ended September 30, 2010
Basic EPS	123.5	$71.8	0.58	$19.7	0.16	$0.74
Effect of dilutive securities:
Stock-based compensation arrangements	2.3	—	(0.01)	—	—	(0.01)
Diluted EPS	125.8	$71.8	0.57	$19.7	0.16	$0.73
The diluted EPS calculation for the three and nine months ended September 30, 2011 excluded the effect of 3.9 million outstanding stock options, and for the three and nine months ended September 30, 2010 excluded the effect of 5.8 million outstanding stock options, respectively, because their effect is anti-dilutive. As described more fully in Note 9, the Company issued approximately $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Convertible Debentures). The 2029 Convertible Debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or 82.82 shares per one thousand in principal amount of debentures. There were no dilutive shares related to the 2029 Convertible Debentures for the three and nine months ended September 30, 2011.
Shareholders’ Equity
The Company repurchased 2.9 million shares during the nine months ended September 30, 2011 at an average price of $13.46 for a total of $38.7. As of September 30, 2011, the Company has the authority to repurchase 1.8 million additional common shares pursuant to current authorizations. On October 4, 2011, the Company announced that its Board of Directors authorized the Company to repurchase up to an incremental $200 of outstanding common shares from time to time as market and business conditions warrant. The amount and timing of any repurchases will be determined based on an evaluation of a variety of factors at the time of any repurchases. The share buyback authorization does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended or discontinued at any time without notice to shareholders.

(5) INVESTMENT IN CELLULAR PARTNERSHIP
On July 1, 2011, the Company completed the sale of its 33.8% limited partnership interest in the Cincinnati SMSA Limited Partnership and its 45.0% limited partnership interest in the Cincinnati SMSA Tower Holdings LLC (collectively referred to as the "Cellular Partnerships") to AT&T. AT&T is the general and a limited partner of both Cincinnati SMSA Limited Partnership and Cincinnati SMSA Tower Holdings LLC with a partnership interest prior to Convergys' sale of its interests of approximately 66% and 53%, respectively. The Company received approximately $320 in cash proceeds upon closing and $11.1 in quarterly distributions from the Cellular Partnerships for the second quarter of 2011 in the third quarter of 2011. The Company's interests in the Cellular Partnerships did not qualify as discontinued operations; therefore, the gain has been reported within income from continuing operations and no reclassification of prior results is required. The net gain on sale of its interests in the Cellular Partnerships was $265.0, or $171.8 net of tax.

Since the Cellular Partnerships were organized as limited partnerships, the partners are responsible for income taxes applicable to their share of taxable income generated by the Cellular Partnerships. The net income of the Cincinnati SMSA Limited Partnership reflected in the following table does not include any provision for income taxes incurred by the partners.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$—	$171.4	$359.8	$484.7
Income from operations	—	35.0	61.2	109.4
Net income	—	34.2	60.8	106.4
We accounted for our interest in this limited liability company under the equity method of accounting. The Company’s equity in earnings of equity method investees for the three and nine months ended September 30, 2011 and 2010, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Convergys’ equity in earnings of Cincinnati SMSA Limited Partnership	$—	$11.6	$20.5	$36.1
Convergys’ equity in earnings of Cincinnati SMSA Tower Holdings LLC	—	0.3	0.9	0.8
Transaction costs related to the sale of Convergys’ interest in Cellular Partnerships	—	—	(1.2)	—
Gain on sale of Convergys' interests in Cellular Partnerships	$265.0	$—	$265.0	$—
Total earnings and gain from Cellular Partnerships, net	$265.0	$11.9	$285.2	$36.9

(6) EMPLOYEE BENEFIT PLANS
The Company sponsors a frozen defined benefit pension plan, which includes both a qualified and non-qualified portion, for eligible employees (the Cash Balance Plan) in North America. The Company has recorded a liability of $74.3 and $80.6 as of September 30, 2011 and December 31, 2010, respectively, for the Cash Balance Plan. In addition, the Company sponsors an unfunded defined benefit plan for certain eligible employees in the Philippines. The Company has recorded a liability of $13.0 and $9.5 as of September 30, 2011 and December 31, 2010, respectively, for the Philippines Plan. Components of pension cost for these plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest cost on projected benefit obligation	$3.0	$3.0	$9.0	$9.2
Service cost	1.1	0.6	3.0	1.9
Expected return on plan assets	(2.9)	(3.1)	(8.5)	(9.2)
Amortization and deferrals - net	2.3	1.7	5.8	4.9
Pension cost	$3.5	$2.2	$9.3	$6.8
The Company contributed $10.6 to fund the Cash Balance Plan during the first nine months of 2011 and contributed an additional $8.5 during the fourth quarter of 2011.
The Company also sponsors a non-qualified, unfunded executive deferred compensation plan and a supplemental, non-qualified, unfunded plan for certain senior executive officers. Components of pension cost for the unfunded executive pension plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$0.1	$—	$0.4	$0.7
Interest cost on projected benefit obligation	0.3	0.5	1.0	1.5
Curtailment (benefit) / loss	—	—	(1.5)	2.3
Settlement loss	—	1.4	—	1.4
Amortization and deferrals - net	—	—	—	(0.1)
Pension cost	$0.4	$1.9	$(0.1)	$5.8
The Company recognized a $1.5 curtailment benefit during the first quarter of 2011 related to the resignation of a senior executive. The Company recognized a $2.3 curtailment loss during the first quarter of 2010 related to the termination of the employment of the former President and Chief Executive Officer of the Company, and also a settlement loss due to this transition of $1.4 during the third quarter of 2010 upon payment of benefits under the unfunded executive pension plan.
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

(7) RESTRUCTURING
2011 Restructuring
During the third quarter of 2011, the Company initiated operational changes that resulted in severance costs of $2.8 largely to reduce headcount and align resources to future business needs. This charge was offset by a $2.8 reduction to previously established facility-related reserves, as described below. The $2.8 of severance-related charges were comprised of $1.6 at Information Management, $1.0 at Customer Management and $0.2 at Corporate. Severance actions impact approximately 100 professional employees worldwide and charges will largely be paid in cash pursuant to the Company’s existing severance policy and employment agreements. These actions are expected to be substantially completed by the middle of 2012.
Restructuring liability activity for the 2011 severance plan, the balance of which is included within Payables, deferred revenue and other current liabilities on the Company’s balance sheets, consisted of the following:

2011
Balance at January 1	$—
Severance charge	2.8
Severance payments	(0.9)
Balance as of September 30, 2011	$1.9

2010 Restructuring
As discussed more fully in the “Restructuring” footnote of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, during 2010, the Company initiated a restructuring plan and incurred a total charge of $36.7 consisting of $22.4 of severance-related charges and $14.3 of facility-related charges. The $22.4 of severance-related charges were comprised of $13.3 at Customer Management and $3.0 at Information Management, largely to reduce headcount and align resources to future business needs, and $6.1 at Corporate to further simplify operations and to reflect the impact of the sale of the HR Management line of business. For the nine months ended September 30, 2010, the Company recorded a charge of $17.6, including $10.8 of severance-related charges and $6.8 of facility-related charges. The $10.8 of severance-related charges were comprised of $8.5 at Customer Management and $2.3 at Corporate. The full-year severance charge of $22.4 is largely being paid in cash pursuant to the Company’s existing severance policy and employment agreements. When completed, these actions will affect approximately 1,000 professional employees and approximately 1,400 non-salaried employees worldwide and are expected to be mostly completed by the end of 2011. The facility-related charge of $14.3 relates to lease rent accruals and penalties for properties that have closed as the result of consolidating facilities and shifting capacity. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. The fair value measurement utilized internal discounted cash flows, which is a Level 3 input. The Company used estimates, based on consultation with the Company’s real estate advisors, to determine the proceeds from any future sublease agreements. The Company will continue to evaluate these estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to these facility closures in the future. Therefore, facility-related reserves are maintained on a facility basis rather than a restructuring charge event basis. At September 30, 2011, the facility-related restructuring reserve for all reserved facilities had an outstanding balance of $11.0, which will be paid out over several years until the leases expire.
Restructuring liability activity for the 2010 severance plan consisted of the following:

2011
Balance at January 1	$12.4
Severance payments	(10.9)
Balance as of September 30, 2011	$1.5
2009 Restructuring
During 2009, the Company initiated restructuring plans of $43.3 to reduce headcount and align resources to future business needs. The severance actions were completed as of March 31, 2011. The facility-related charge relates to lease rent accruals for properties that have closed as the result of consolidating facilities, consistent with the methodology discussed in connection with the 2010 restructuring. The facility-related restructuring reserve related to this charge is encompassed within the total outstanding facility balance of $11.0 referred to above, which will be paid over several years until the leases expire.
Facilities Restructuring
The Company's facilities restructuring reserves are equal to the estimated future costs associated with the facilities, net of proceeds from any probable future sublease agreements. The Company uses estimates, based on consultation with the Company’s real estate advisers, to determine the proceeds from any future sublease agreements. The Company continues to evaluate these estimates in recording the facilities abandonment charge. Based upon early termination and settlement of a lease for a previously abandoned facility during the third quarter of 2011 and review of estimated future costs for other facilities, the Company recorded a net benefit of $2.8 to reduce the remaining reserves. Restructuring liability activity for the facilities plans consisted of the following:

2011
Balance at January 1	$20.7
Facility payments	(6.9)
Facility adjustments	$(2.8)
Balance as of September 30, 2011	$11.0

(8) STOCK-BASED COMPENSATION PLANS
The Company’s operating results for the three and nine months ended September 30, 2011 included long-term incentive plan expense of $3.9 and $12.5, respectively, compared to $3.5 and $13.0, respectively for the same periods in 2010. Long-term incentive plan expense includes: (a) incentive plan expense that is paid in cash based on relative shareholder return and (b) stock compensation expense. Stock compensation expense for the three and nine months ended September 30, 2011 was $3.7 and $12.1, respectively, compared to $3.4 and $13.6, respectively, for the same periods in 2010.
Stock Options
A summary of stock option activity for the nine months ended September 30, 2011 is presented below:

Shares in Millions Except Per Share Amounts	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Fair Value at Date of Grant (per share)
Outstanding and exercisable at January 1, 2011	5.7	$31.66	1.1	$12.16
Exercised	(0.2)	11.67
Forfeited/cancelled	(2.3)	41.99
Exercisable at September 30, 2011	3.2	$25.98	0.9	10.17
Unvested at January 1, 2011	—	—
Granted	0.7	13.79	9.3	4.06
Forfeited/cancelled	—	13.76
Outstanding unvested at September 30, 2011	0.7	$13.79	9.3	4.06
Outstanding at September 30, 2011	3.9	$23.91	2.4	$9.15
Approximately one-half of the stock options granted during 2011 vest in two years and the remaining vest in three years. The weighted average fair value at grant date of $4.06 per option granted included assumptions of a strike price of $13.79, a 31.11% implied volatility and an expected term of 4.5 years. These option grants resulted in stock compensation expense of $0.7 in the first nine months of 2011.
Restricted Stock Awards
During the nine months ended September 30, 2011, the Company granted 1.5 million restricted stock units at a weighted-average fair value of $13.76 per share. Included in this amount were 0.5 million performance-based restricted stock units granted at the fair value of $13.77 per share, equal to the Company’s share price at grant date, that vest upon the Company’s satisfaction of certain financial performance conditions. The 2011 grants provide for payout based upon the extent to which the Company achieves certain EBITDA targets, as determined by the Compensation and Benefits Committee of the Board of Directors for this award, over a two-year period. Payout levels range from 50% to 200% of award shares earned. No payout can be earned if performance is below the minimum threshold level. Compensation cost related to these 2011 grants will be adjusted based upon expected performance as compared to defined targets.

During the nine months ended September 30, 2010, the Company granted 2.1 million restricted stock units at a weighted average fair value of $11.49 per share. Included in this amount were 0.8 million market-based restricted stock units granted at the fair value of $11.37 per share that vest upon the Company’s satisfaction of certain market conditions (relative shareholder return versus the S&P 500 return) as of December 31, 2012. Compensation cost related to these 2010 grants is not adjusted based upon variance from initial assumptions made regarding expected performance. The Company used a Monte Carlo simulation model to estimate the fair value for market-based restricted stock units issued during 2010. The assumptions used in this model for the awards are noted in the table below. Expected volatilities for the 2010 performance awards are based on historical volatility and daily returns for the three-year period ended January 1, 2010 of the Company’s stock and S&P 500 companies. The total stock return for the Company over the performance period is based on comparing Convergys’ average closing price from the fourth quarter of 2009 with the average expected closing price for the fourth quarter of 2012. For the 2010 performance awards, the total stock return of the S&P 500 companies is computed by comparing the average closing price of the S&P 500 companies from the fourth quarter of 2009 with the average expected closing price for the fourth quarter of 2012. The risk-free interest rate for the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

September 30, 2010
Expected volatility	56%
Expected term (in years)	3.0
Risk-free interest rate	1.4%
The total compensation cost related to non-vested time-based and performance-based restricted stock units not yet recognized as of September 30, 2011 was approximately $15.3 and $8.3, respectively, which is expected to be recognized over a weighted average of 1.3 years and 0.9 years, respectively. Changes to non-vested time-based and performance-based restricted stock and restricted stock units for the nine months ended September 30, 2011 were as follows:

Time-based Restricted Stock Units

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2010	1.9	$10.76
Granted	1.0	13.76
Vested	(0.4)	12.23
Forfeited	(0.3)	11.10
Non-vested at September 30, 2011	2.2	$11.74
Performance and Market-based Restricted Stock Units

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2010	2.2	$9.79
Granted	0.5	13.77
Vested	(0.1)	8.37
Forfeited	(0.8)	11.26
Non-vested at September 30, 2011	1.8	$10.31

(9) DEBT AND CAPITAL LEASE OBLIGATIONS
Debt and capital lease obligations consist of the following:

	September 30, 2011	December 31, 2010
Revolving credit facilities	$—	$—
2029 Convertible Debentures	57.3	56.6
Capital Lease Obligations	59.1	58.0
Accounts Receivable Securitization	—	85.0
Other	11.0	10.7
Total debt	127.4	210.3
Less current maturities	6.4	91.0
Long-term debt	$121.0	$119.3
On March 11, 2011, the Company entered into a $300 Four-Year Competitive Advance and Revolving Credit Facility Agreement (the New Credit Facility). The New Credit Facility replaced the Company’s $400 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the Prior Credit Facility), dated as of October 20, 2006 and as amended subsequently, among Convergys and a group of financial institutions. In connection with Convergys’ entry into the New Credit Facility, Convergys terminated the Prior Credit Facility. There were no balances outstanding under the Prior Revolving Facility at March 11, 2011 or December 31, 2010.
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

Convergys will pay an annual facility fee regardless of utilization. At September 30, 2011, the facility was undrawn. The Company was in compliance with all covenants at September 30, 2011.
In December 2004, Convergys issued $250.0 in 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009. In the fourth quarter of 2009, the Company announced an exchange offer (Exchange Offer), under the terms of which the Company offered to exchange one thousand twenty dollars in principal amount of its new 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) for each one thousand dollars in principal amount of its 4.875% Senior Notes. Convergys issued a total of $125.0 aggregate principal amount of the 2029 Convertible Debentures in exchange for $122.5 of the 4.875% Senior Notes. At the date of issuance, the Company recognized the liability component of the 2029 Convertible Debenture at its fair value of $56.3. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the value of the conversion feature at issuance, was recognized as the difference between the proceeds from the issuance of the debentures and the fair value of the liability component, after adjusting for the deferred tax impact of $32.7. The 2029 Convertible Debentures were issued at a coupon rate of 5.75%, which was below that of a similar instrument that does not have a conversion feature. Therefore, the valuation of the debt component, using the income approach, resulted in a debt discount. The debt discount will be amortized over the life of a similar debt instrument without a conversion feature, which the Company determined to equal the contractual maturity of the 2029 Convertible Debentures. Amortization is based upon the effective interest rate method and will be included within the interest expense caption in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
The 2029 Convertible Debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or 82.82 shares of the Company’s common stock per one thousand dollars in principal amount of Debentures. Upon conversion, the Company will pay cash up to the aggregate principal amount of the converted 2029 Convertible Debentures and settle the remainder of the conversion value of the Debentures in cash or stock at the Company’s option. The conversion rate will be subject to adjustment for certain events outlined in the indenture governing the Debentures (the Indenture). The conversion rate will increase for a holder who elects to convert this Debenture in connection with certain share exchanges, mergers or consolidations involving the Company, as described in the Indenture. The 2029 Convertible Debentures, which pay a fixed rate of interest semi-annually, have a contingent interest component that will require the Company to pay interest based on the trading price of the Debentures exceeding a specified threshold at specified times, commencing on September 15, 2019, as outlined in the Indenture. The maximum amount of contingent interest that will accrue is 0.75% per annum of the average trading price of the Debentures during the periods specified in the Indenture. The fair value of this embedded derivative was not significant at September 30, 2011 or December 31, 2010.
During 2009, the Company entered into a $125.0 asset securitization facility collateralized by accounts receivables of certain of its subsidiaries, of which $50.0 was scheduled to expire in June 2010 and $75.0 expires in June 2012. The $50.0 that was scheduled to expire in June 2010 was extended through June 2011. During June 2011, the Company renegotiated the terms of the agreement, increasing the purchase limit to $150.0 and extending the terms to June 2014. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. As of September 30, 2011, the facility was undrawn. As of December 31, 2010, the Company had borrowings of $85.0 under this facility.
The Company leased an office complex in Orlando, Florida, under an agreement that expired in June 2010 (the “Orlando lease”). On June 30, 2010, the Company refinanced this lease arrangement. The new facility provides for a new lease period of five years, and upon termination or expiration of the new facility, the Company is required to either purchase the property for $55.0 or arrange to have the office complex sold to a third party (the terms of the lease provide the Lessor with a residual value guarantee from the Company of up to $47.0). The Company accounts for the new facility as a capital lease. Including the $55.0 obligation for the Orlando facility, total capital lease obligations were $59.1 and $58.0 at September 30, 2011 and December 31, 2010, respectively.
Other debt of $11.0 and $10.7 at September 30, 2011 and December 31, 2010, respectively, consisted of miscellaneous domestic and international borrowings.
At September 30, 2011, future minimum payments of the Company’s debt arrangements are as follows:

Remainder of 2011 and 2012	$7.6
2013	0.7
2014	6.7
2015	55.2
2016	—
Thereafter	125.0
Total	$195.2

(10) COMMITMENTS AND CONTINGENCIES
Commitments
At September 30, 2011, the Company had outstanding letters of credit of approximately $33 and other bond obligations of approximately $2 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material. The Company also has purchase commitments with telecommunications providers of approximately $1 for the remainder of 2011 and $17 for 2012.
At September 30, 2011, the Company had outstanding performance bond obligations of approximately $35 related to performance and payment guarantees for the Company’s former HR Management line of business. Subsequent to completion of the sale of the HR Management business, the Company continues to be responsible for these bond obligations. As part of the gain on disposition the Company recognized a liability equal to the present value of probability weighted cash flows of potential outcomes, a level 3 fair value measurement. Although NorthgateArinso is obligated to indemnify the Company for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of September 30, 2011 the Company maintains a liability of approximately $1 for these obligations.
Contingencies
The Company from time to time is involved in various loss contingencies, including tax and legal contingencies that arise in the ordinary course of business. The Company accrues for a loss contingency when it is more likely than not that a liability has been incurred and the amount of such loss can be reasonably estimated. At this time, the Company believes that the results of any such contingencies, either individually or in the aggregate, will not have a materially adverse effect on the Company’s results of operations or financial condition. However, the outcome of any litigation cannot be predicted with certainty. An unfavorable resolution of one or more pending matters could have a materially adverse impact on the Company’s results of operations or financial condition in the future. At September 30, 2011, the Company believes it is adequately reserved for all legal contingencies.
Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas in 2001 on behalf of purchasers of common stock of Intervoice, Inc. (Intervoice) during the period from October 12, 1999 through June 6, 2000 (the Class Period). Plaintiffs filed claims, which were consolidated into one proceeding under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 against Intervoice (a subsidiary of the Company since 2008) as well as certain named former officers and directors of Intervoice on behalf of the alleged class members. In the complaint, plaintiffs claim that Intervoice and the named former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of Intervoice, the results of a merger with another company and the alleged future business projections of Intervoice. Plaintiffs asserted that these alleged statements resulted in artificially inflated stock prices.
The District Court dismissed the plaintiffs’ complaint because it lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On appeal, the United States Court of Appeals for the Fifth Circuit affirmed the dismissal in part and reversed in part. The Fifth Circuit remanded a limited number of issues for further proceedings in the District Court. In 2006, the District Court granted the plaintiffs’ motion to certify a class of purchasers of Intervoice stock during the Class Period. Intervoice appealed and in 2008, the Fifth Circuit vacated the District Court’s class-certification order and remanded the case to the District Court for further consideration. In October 2009, the District Court denied the plaintiffs’ motion to certify a class. In January 2010, the Fifth Circuit granted the plaintiffs’ petition for permission to appeal the denial of class certification. The Company and the plaintiffs signed a term sheet to settle and terminate the lawsuit. The District Court granted final approval of the parties’ joint stipulation of settlement on September 27, 2011. The joint stipulation of settlement was not appealed prior to the deadline for filing an appeal. The final settlement did not have a material adverse impact on the Company’s results of operations or financial condition at September 30, 2011.

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
At September 30, 2011 and December 31, 2010, the Company had foreign currency forward contracts measured at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during the nine months ended September 30, 2011 and 2010. The assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Foreign currency forward contracts (asset position)	$18.5	—	$18.5	—
Foreign currency forward contracts (liability position)	$12.1	—	$12.1	—

	December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Foreign currency forward contracts (asset position)	$38.8	—	$38.8	—
Foreign currency forward contracts (liability position)	$8.0	—	$8.0	—
Fair values of cash equivalents and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. The fair value of short-term debt approximates its recorded value because of its short-term nature. Based on quoted market prices at September 30, 2011, the fair value of the $125.0 of the Company’s 2029 Convertible Debentures is $144.2.

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
The Company serves many of its U.S.-based clients using contact center capacity in the Philippines, India and Canada. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR) or Canadian dollars (CAD), which represents a foreign exchange exposure. The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward exchange contracts and options with several financial institutions. These instruments mature within the next 33 months and had a notional value of $453.4 at September 30, 2011 and $571.6 at December 31, 2010. The derivative instruments discussed above are designated and effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	September 30, 2011	December 31, 2010
Forward exchange contracts and options designated as hedging instruments:
Included within other current assets	$13.0	$19.5
Included within other non-current assets	4.8	19.2
Included within other current liabilities	6.8	7.2
Included within other long-term liabilities	5.3	0.8
The Company recorded deferred tax expense of $2.2 and $12.0 related to these derivatives at September 30, 2011 and December 31, 2010, respectively. A total of $3.5 and $18.7 of deferred gains, net of tax, related to these cash flow hedges at September 30, 2011 and December 31, 2010, respectively, were accumulated in Other Comprehensive Income (OCI) (Loss) (OCL). As of September 30, 2011, deferred gains of $3.5 ($2.2 net of tax), on derivative instruments included in accumulated OCL are expected to be reclassified into earnings during the next twelve months. The following table provides the effect of these derivative instruments on the Company’s Consolidated Financial Statements for the three and nine months ended September 30, 2011 and 2010:

	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Three Months Ended September 30, 2011
Foreign exchange contracts	$(15.4)	$4.3	- Cost of providing services and products sold and Selling, general and administrative
Nine Months Ended September 30, 2011
Foreign exchange contracts	$(14.7)	$10.4	- Cost of providing services and products sold and Selling, general and administrative
	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Three Months Ended September 30, 2010
Foreign exchange contracts	$30.2	$(1.8)	- Cost of providing services and products sold and Selling, general and administrative
Nine Months Ended September 30, 2010
Foreign exchange contracts	$28.2	$(2.1)	- Cost of providing services and products sold and Selling, general and administrative
The amount recognized related to the ineffective portion of the derivative instruments was not material for the nine months ended September 30, 2011.
The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. During the nine months ended September 30, 2011, a loss of $1.4 was recognized related to changes in fair value of these derivative instruments not designated as hedges, compared to a gain of $0.8 for the same period in 2010. The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within Other income, net in the accompanying Consolidated Statements of Operations and Comprehensive Income. The fair value of these derivative instruments not designated as hedges at September 30, 2011 was not material to the Company’s Consolidated Balance Sheet.
A few of the Company’s counterparty agreements related to derivative instruments contain provisions that require that the Company maintain collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments in liability position on September 30, 2011 is $12.1 for which the Company has posted no collateral. Future downgrades in the Company’s credit ratings and/or changes in the foreign currency markets could result in collateral to counterparties.

(13) INCOME TAXES
The liability for unrecognized tax benefits was $91.7 and $84.4 at September 30, 2011 and December 31, 2010, respectively, and is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. The total amount of unrecognized tax benefits that would affect income tax expense if recognized in the Consolidated Financial Statements is $80.7. This amount includes interest and penalties of $17.5. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by $5 to $10 in the next twelve months based upon the anticipated resolution of audits; however, actual developments in this area could differ from those currently expected.

The effective tax rate on net income from continuing operations was 30.2% and 30.0% for the three and nine months ended September 30, 2011, respectively, compared to 20.1% and 23.8% in the same periods last year. The year over year rate increase is primarily driven by the sale of the Company's interests in the Cellular Partnerships during the third quarter of 2011.

(14) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill decreased to $818.0 at September 30, 2011 from $820.5 at December 31, 2010. The decrease was largely the result of the $2.2 reduction to goodwill from the sale of the Finance and Accounting outsourcing line of business. Intangible assets (including software and customer relationships) decreased to $56.7 at September 30, 2011 from $69.1 at December 31, 2010, principally due to amortization. As of September 30, 2011, the Company’s total identifiable intangible assets, acquired primarily through business combinations, consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$88.7	$(64.5)	$24.2
Trademarks	12.0	(9.7)	2.3
Customer relationships and other intangibles	152.7	(122.5)	30.2
Total	$253.4	$(196.7)	$56.7
The intangible assets are being amortized using the following amortizable lives: five to eight years for software, four years for trademarks and seven to twelve years for customer relationships and other intangibles. The remaining weighted average depreciation period for software is 4.3 years. The remaining weighted average amortization period for trademarks, customer relationships and other intangibles is 5.8 years. Amortization of software is included within depreciation expense as the underlying assets are classified within property, plant and equipment.
Trademarks, customer relationships, and other intangibles amortization expense was $7.2 and $7.6 for the nine months ended September 30, 2011 and 2010, respectively, and is estimated to be approximately $9.6 for the year ended December 31, 2011. The related estimated expense for the five subsequent years ended December 31 is as follows:

2012	$9
2013	7
2014	3
2015	3
2016	2
Thereafter	6

(15) PAYABLES AND OTHER CURRENT LIABILITIES

	At September 30, 2011	At December 31, 2010
Accounts payable	$33.0	$53.6
Accrued income and other taxes	40.8	19.7
Accrued payroll-related expenses	120.4	100.2
Derivative liabilities	6.8	7.2
Accrued expenses	81.7	103.6
Deferred revenue and government grants	65.9	60.1
Restructuring and exit costs	14.4	35.8
	$363.0	$380.2

(16) BUSINESS SEGMENT INFORMATION
As discussed in Note 1, after the sale of HR Management, the Company reorganized its reportable segments into the following segments: (i) Customer Management, which provides agent-assisted services, self-service, and intelligent technology care solutions; and (ii) Information Management, which provides business support system (BSS) solutions. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus.
The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Customer Management	$490.9	$462.9	$1,419.0	$1,372.6
Information Management	83.6	81.9	240.4	242.3
Corporate and Other	2.4	11.2	13.7	15.3
	$576.9	$556.0	$1,673.1	$1,630.2
Depreciation:
Customer Management	$14.9	$16.6	$44.5	$50.8
Information Management	3.6	3.5	9.9	11.1
Corporate and Other	3.1	4.0	9.5	13.5
	$21.6	$24.1	$63.9	$75.4
Amortization:
Customer Management	$1.9	$1.9	$5.6	$5.7
Information Management	0.6	0.6	1.7	2.0
	$2.4	$2.4	$7.2	$7.6
Restructuring Charges:
Customer Management	$1.0	$—	$1.0	$15.3
Information Management	(1.2)	—	(1.2)	—
Corporate and Other	0.2	—	0.2	2.3
	$—	$—	$—	$17.6
Operating Income (Loss):
Customer Management	$39.0	$31.3	$108.5	$73.1
Information Management	9.7	11.3	23.4	27.6
Corporate and Other(1)	(5.2)	(7.9)	(13.3)	(36.1)
	$43.5	$34.7	$118.6	$64.6
Capital Expenditures:(2)
Customer Management	$10.6	$15.0	$35.2	$32.2
Information Management	2.6	2.6	9.6	7.2
Corporate and Other(3)	6.5	3.7	12.2	9.1
	$19.7	$21.3	$57.0	$48.5

(1)
Includes a $1.5 benefit associated with the Supplemental Executive Retirement Plan (SERP) curtailment for the nine months ended September 30, 2011, costs previously allocated to the HR Management line of business of $0.0 and $9.1 for the three and nine months ended September 30, 2010, and CEO transition costs of $1.4 and $7.6 for the three and nine months ended September 30, 2010, respectively.

(2)	Excludes proceeds from the disposal of property and equipment.

(3)	Includes shared services-related capital expenditures.

	At September 30, 2011	At December 31, 2010
Goodwill:
Customer Management	$621.2	$624.1
Information Management	196.8	196.4
	$818.0	$820.5

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
As a result of the sale of the HR Management line of business, the operating results and assets and liabilities related to HR Management have been reflected as discontinued operations for all periods presented. Certain costs previously allocated to the HR Management segment that do not qualify for discontinued operations accounting treatment are reported as costs from continuing operations within Corporate and Other. These costs previously allocated to HR Management that are now included in Corporate and Other within selling, general and administrative costs were $9.1 for the nine months ended September 30, 2010. Beginning June 1, 2010, we began earning transition services revenues for services provided to the buyer under agreements lasting from three to eighteen months. For the three and nine months ended September 30, 2011, we earned $2.4 and $13.7, respectively, in revenue under these transition services agreements, which is reflected in Corporate and Other compared to $11.2 and $15.3 for the three and nine months ended September 30, 2010, respectively. These revenues offset the related costs described above. While the length of the transition services agreements vary depending upon the type of service provided, we have taken and continue to take actions to reduce these costs and our expectation is that we will eliminate the underlying costs as the transition services are completed.
The total gain on the sale of HR Management amounted to $35.2 pretax and $5.6 after-tax. The sale of HR Management was a taxable transaction that resulted in $29.6 being recorded for the combined federal, state and foreign income tax obligation. The high effective tax rate on the transaction was largely due to substantially lower tax basis in goodwill as compared to book value.
In January 2011, we completed the sale of our Finance and Accounting Outsourcing line of business (F&A) for approximately $10. The gain on the sale of $7.0 pretax, recorded within Other income, net in the Consolidated Statements of Income and Comprehensive Income, and $4.3 after tax in 2011. The gain on the sale included the elimination of $2.6 of goodwill and other intangible assets. The results of operations of F&A and the sale of F&A are not material to the Company’s results of operations or financial condition, and therefore, are not reflected as discontinued operations for the periods presented.
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
Agent-related revenues, which account for more than 90% of Customer Management revenues for the nine months ended September 30, 2011, are typically recognized as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. In a limited number of engagements where the client pays a fixed fee, we recognize revenues based on the specific facts and circumstances of the engagement, either using the proportional performance method or recognizing the entire amount upon final completion of the engagement. Customer Management remaining revenues are derived from the sale of premise-based and hosted automated self-care and technology solutions. License, professional and consulting and maintenance and software support services revenues recognized from sale of these advanced speech recognition solutions are recognized pursuant to authoritative guidance for software revenue recognition.
During the nine months ended September 30, 2011, Customer Management revenues increased 3% to $1,419.0 compared to the prior year period. Customer Management operating income and operating margin were $108.5 and 7.6%, respectively, compared with $73.1 and 5.3%, respectively, in the prior year period, which included $15.3 of restructuring charges. Further detail on Customer Management results is presented in “Results of Operations,” below.
Information Management
Our Information Management segment serves clients principally by providing and managing complex business support system (BSS) solutions.
License and related support and maintenance fees, which accounted for 42% of Information Management revenues for the nine months ended September 30, 2011, are earned under perpetual and term license arrangements. We invoice our clients for licenses either up-front or monthly based on the number of subscribers, events or units processed using the software. Fees for support and maintenance normally are charged in advance either on an annual, quarterly or monthly basis. The accounting for our license and support and maintenance arrangements can be complex and requires a significant amount of judgment. Some of the factors that we must assess include: the separate elements of the arrangement; vendor-specific objective evidence of fair value for the various undelivered elements of the arrangement; whether the software fees are fixed or determinable; whether the fees are considered collectible and whether services included in the arrangement represent significant production, customization or modification of the software. Professional and consulting services for installation, implementation, customization, migration, training and managed services accounted for 42% of Information Management revenues for the nine months ended September 30, 2011. The professional and consulting fees are either invoiced monthly to our clients based on time and material costs incurred at contractually agreed upon rates or, in some instances, for a fixed fee. Information Management remaining revenues consist of monthly fees for processing client transactions in Information Management data centers and, in some cases, the clients’ data centers. These data processing revenues are earned and recognized based on the number of invoices, subscribers or events that are processed by Information Management using contractual rates.
During the first nine months of 2011, Information Management revenue was $240.4, a 1% decrease compared to the prior year. Information Management operating income and operating margin were $23.4 and 9.7%, respectively, compared with $27.6 and 11.4%, respectively, in the prior year period.
Additional Information
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

CONSOLIDATED RESULTS

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011	2010	Change	%	2011	2010	Change	%
Revenues	$576.9	$556.0	$20.9	4	$1,673.1	$1,630.2	$42.9	3
Cost of providing services and products sold	364.7	341.1	23.6	7	1,049.8	982.5	67.3	7
Selling, general and administrative	133.1	140.6	(7.5)	(5)	395.5	440.2	(44.7)	(10)
Research and development costs	11.6	13.1	(1.5)	(11)	38.1	42.3	(4.2)	(10)
Depreciation	21.6	24.1	(2.5)	(10)	63.9	75.4	(11.5)	(15)
Amortization	2.4	2.4	—	—	7.2	7.6	(0.4)	(5)
Restructuring charges	—	—	—	NM	—	17.6	(17.6)	NM
Total costs and expenses	533.4	521.3	12.1	2	1,554.5	1,565.6	(11.1)	(1)
Operating Income	43.5	34.7	8.8	25	118.6	64.6	54.0	84
Earnings and gain from Cellular Partnerships, net	265.0	11.9	253.1	NM	285.2	36.9	248.3	NM
Other Income, net	1.2	1.3	(0.1)	(8)	9.0	7.9	1.1	14
Interest Expense	(3.6)	(4.1)	0.5	(12)	(12.5)	(15.2)	2.7	(18)
Income before Income Taxes	306.1	43.8	262.3	NM	400.3	94.2	306.1	325
Income Tax Expense	92.4	8.8	83.6	NM	120.0	22.4	97.6	436
Income from Continuing Operations, net of tax	$213.7	35.0	178.7	NM	$280.3	71.8	208.5	290
Income (loss) from Discontinued Operations, net of tax expense of $1.2 and $38.8 for the three and nine months ended September 30, 2010, respectively	—	(6.2)	6.2	NM	—	19.7	(19.7)	NM
Net Income	$213.7	$28.8	$184.9	NM	$280.3	$91.5	$188.8	206
Diluted Earnings Per Common Share:
Continuing Operations	$1.75	$0.28	$1.47	NM	$2.28	$0.57	$1.71	300
Discontinued Operations	—	(0.05)	0.05	NM	—	0.16	(0.16)	NM
Diluted earnings per common share	$1.75	$0.23	$1.52	NM	$2.28	$0.73	$1.55	212
Three Months Ended September 30, 2011 versus Three Months Ended September 30, 2010
Consolidated revenues for the third quarter of 2011 were $576.9 compared to $556.0 for the comparable period last year, primarily reflecting a revenue increase within Customer Management. We earned revenue under transition services agreements subsequent to the sale of HR Management of $2.4, compared to $11.2 in the prior year, which offset the continuing HR Management related costs. We have taken and continue to take actions to reduce these costs and our expectation is that we will substantially eliminate the underlying costs as the transition services are completed. Operating income for the third quarter of 2011 was $43.5 compared to operating income of $34.7 in the prior year.
As a percentage of revenues, the cost of providing services and products sold was 63.2% compared to 61.4% during the corresponding period last year, reflecting our continued investment in new programs expected to deliver future revenue. Selling, general, and administrative expenses in the third quarter of 2011 decreased to $133.1 compared to $140.6 in the third quarter of 2010. As a percentage of revenues, selling, general and administrative expenses were 23.1% in the third quarter of 2011 compared to 25.3% in the third quarter of 2010 reflecting cost reduction actions previously taken. The $1.5 decrease in research and development costs compared to the prior year primarily reflects reductions within the Customer Management segment. Compared to the prior year, the $2.5 decrease in depreciation expense reflects a lower depreciable asset base.
During the third quarter of 2011, we recognized a pre-tax gain of $265.0, or $171.8 net of tax, from the sale of our investment in the Cellular Partnerships, comprised of our 33.8% interest in Cincinnati SMSA Limited Partnership and our 45% interest in the Cincinnati SMSA Tower Holdings LLC, to AT&T, the general partner and a limited partner in both partnerships. Upon the close of the sale on July 1, 2011 we received cash proceeds of $320. As a result of the sale of our interests in the Cellular Partnership, we recorded no income from the Cellular Partnerships other than the gain on the sale in the third quarter of 2011. Third quarter 2010 income from the Cellular Partnerships was $11.9.
Interest expense improved to $3.6 from $4.1 in the prior year reflecting a lower level of debt outstanding throughout the third quarter of 2011. Our effective tax rate on net income from continuing operations was 30.2% for the three months ended September 30, 2011, which includes tax expense of $93.2 from the sale of our interests in the Cellular Partnerships and a $11.3 net benefit related to certain discrete tax items. Our effective tax rate was 20.1% in the same period last year. As mentioned in our 2010 Annual Report on Form 10-K, the tax holiday in India expired on March 31, 2011. The impact of this expiration is expected to be mitigated by expansion in other jurisdictions with lower tax rates.
As a result of the above, third quarter 2011 income from continuing operations was $213.7 compared to $35.0 in the third quarter of 2010. Therefore, income from continuing operations per diluted share for the three months ended September 30, 2011 was $1.75, compared with $0.28, in the same period of the prior year.
The $6.2 loss from discontinued operations, net of tax, recognized during the third quarter of 2010 primarily reflects the completion of the sale of certain foreign subsidiaries associated with the HR Management business, adjustments to the purchase price for working capital related to the sale of that business and remaining operations of locations sold during the fourth quarter of 2010. The loss from discontinued operations, net of tax, per diluted share for the three months ended September 30, 2010 was $0.05.
Third quarter 2011 net income and earnings per diluted share were $213.7 and $1.75, respectively, compared with $28.8 and $0.23, respectively, in the third quarter of 2010.
Nine Months Ended September 30, 2011 versus Nine Months Ended September 30, 2010
Consolidated revenues for the first nine months of 2011 were $1,673.1 compared to $1,630.2 for the comparable period last year, primarily reflecting a revenue increase in Customer Management. We earned $13.7 in revenue under transition services agreement subsequent to the sale of HR Management compared to $15.3 in the prior year. Operating income for the first nine months of 2011 was $118.6 compared to operating income of $64.6 in the prior year. Prior year operating income included $17.6 of restructuring charges in the second quarter of 2010, $7.6 of severance and other transition costs associated with the change in the CEO of the Company in February 2010, and $9.1 of HR Management related costs that did not qualify for reporting as discontinued operations in the first half of 2010. Operating income for the first nine months of 2011 includes $5 of insurance recoveries in excess of costs incurred in the second quarter of 2011, partially offset by the negative impact of a client bankruptcy in the first quarter of 2011. The transition services revenue above offsets the continuing HR Management related costs. We have taken and continue to take actions to reduce these costs and our expectation is that we will substantially eliminate the underlying costs as the transition services are completed.
As a percentage of revenues, the cost of providing services and products sold was 62.8% compared to 60.3% during the corresponding period last year, reflecting our investment in new programs expected to deliver future revenue as well as the negative impact of a client bankruptcy during the first quarter of 2011. Selling, general, and administrative expenses in the first nine months of 2011 decreased to $395.5 compared to $440.2 in the same period in 2010. As a percentage of revenues, selling, general and administrative expenses were 23.6% in the first nine months of 2011 compared to 27.0% in the first nine months of 2010 as a result of cost reduction actions previously taken, the $9.1 of HR Management related costs and $7.6 of CEO transition related costs incurred during the first nine months of 2010 and the $5 of net insurance recoveries in the second quarter of 2011. The 10% decrease in research and development costs compared to the prior year primarily reflects reductions within the Customer Management segment. Compared to the prior year, the $11.5 decrease in depreciation expense reflects a lower depreciable asset base.
As discussed in more detail under the heading “Restructuring Charges” we recorded a restructuring charge of $36.7 during 2010, including $17.6 during the first nine months of 2010 mostly related to the realignment of resources, including headcount and facilities, to expected revenues and the sale of the HR Management business. In addition, during 2011, we initiated an incremental restructuring plan resulting in a $2.8 severance charge largely to reduce headcount and align resources to future business needs. This charge was offset by a $2.8 reduction to previously established facility-related reserves based upon early termination and settlement of a lease for a previously abandoned facility and review of estimated future costs for other facilities.
During the first nine months of 2011, we recognized a pre-tax gain of $265.0, $171.8 net of tax, on the sale of our interests in the Cellular Partnerships, as discussed above, and income from our investment in the Cellular Partnerships of $20.2. Income from the Cellular Partnerships for the first nine months of 2010 was $36.9. Other income of $9.0 was primarily due to a pre-tax gain of $7.0 on the sale of the Finance and Accounting outsourcing line of business during the first quarter. Other income of $7.9 in the first nine months of 2010 included the impact of a $13.0 reduction to a non-operating accrual. Interest expense improved to $12.5 from $15.2 in the prior year reflecting a lower level of debt outstanding throughout the first nine months of 2011. Our effective tax rate on net income from continuing operations was 30.0% for the nine months ended September 30, 2011, which includes tax expense of $93.2 from the sale of our interests in the Cellular Partnerships and a $11.3 benefit related to certain discrete tax items. Our effective tax rate on net income from continuing operations was 23.8% in the same period last year. As mentioned in our 2010 Annual Report on Form 10-K, the tax holiday in India expired on March 31, 2011. The impact of this expiration is expected to be mitigated by expansion in other jurisdictions with lower tax rates.
As a result of the above, nine months ending September 30, 2011 income from continuing operations was $280.3 compared with $71.8 in the same period of the prior year. Income from continuing operations per diluted share for the first nine months of 2011 was $2.28 compared with $0.57 for the nine months ended September 30, 2010.
The results from discontinued operations for the nine months ended September 30, 2010 include the operating results of the HR Management business that were discontinued as a result of the sale of the business. The $19.7 gain from discontinued operations, net of tax, recognized during 2010 reflects income, net of tax, of $16.0 from operating activities of the business prior to completion of the sale of all entities as well as a $3.7 gain, net of $29.4 of tax, on the sale of the HR Management business. As a result of the foregoing, income from discontinued operations, net of tax and income from discontinued operations per diluted share for the nine months ended September 30, 2011 were $19.7 and $0.16, respectively.

Total first nine months of 2011 net income and earnings per diluted share were $280.3 and $2.28, respectively, compared with $91.5 and $0.73, respectively, in the first nine months of 2010.
Non-GAAP Measures for the Three and Nine Months Ended September 30, 2011 versus Three and Nine Months Ended September 30, 2010
In order to assess the underlying operational performance of the continuing operations of the business, we provide non-GAAP measures in the table below that exclude the following: 1) the gain on the sale of our interests in the Cellular Partnerships of $265.0, or $171.8 net of tax, in the third quarter of 2011; 2) the gain on the sale of the Finance and Accounting outsourcing line of business of $7.0, or $4.3 net of tax, in the first quarter of 2011, reported within other income; 3) certain costs previously allocated to the HR Management business that are now included in continuing operations as discussed above and in more detail in Note 3 of the Notes to Consolidated Financial Statements; these costs were $9.1 in the nine months ended 2010; 4) a reduction of non-operating accruals by $13.0 during the first quarter of 2010, which is reported within other income; 5) restructuring charges of $17.6 included within the nine months ended September 30, 2010; 6) severance and other transition costs associated with the change in the CEO of the Company in February 2010, which resulted in a negative impact to first-quarter and third-quarter 2010 results from continuing operations of $6.2 and $1.4; 7) for comparability to current period results, income from our investment in the Cellular Partnerships of $11.9 for the three and nine months ended September 30, 2010; and 8) certain discrete net tax benefits of $11.3 recorded in the third quarter of 2011.
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
Reconciliation of GAAP EPS from Continuing Operations to non-GAAP EPS from Continuing Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change	%	2011	2010	Change	%
Operating Income as reported under U.S. GAAP	$43.5	$34.7	$8.8	25	$118.6	$64.6	$54.0	84
Restructuring charges	—	—	—	NM	—	17.6	(17.6)	NM
CEO transition costs	—	1.4	(1.4)	NM	—	7.6	(7.6)	NM
HR Management costs not qualifying as discontinued operations	—	—	—	NM	—	9.1	(9.1)	NM
Total Charges	—	1.4	(1.4)	NM	—	34.3	(34.3)	NM
Adjusted Operating Income (a non-GAAP measure)	$43.5	$36.1	$7.4	20	$118.6	$98.9	$19.7	20

Income from continuing operations, net of tax, as reported under U.S. GAAP	$213.7	$35.0	$178.7	NM	$280.3	$71.8	$208.5	NM
Gain on Sale of Interests in Cellular Partnerships	(171.8)	—	(171.8)	NM	(171.8)	—	(171.8)	NM
Income from continuing operations, net of tax, excluding the gain on sale of interests in Cellular Partnerships (a non-GAAP measure)	$41.9	$35.0	$6.9	20	$108.5	$71.8	$36.7	51
Total operating charges from above of $0.0 and $1.4 for the three months ended September 30, 2011 and 2010, and $0.0 and $34.3 for the nine months ended September 30, 2011 and 2010, net of tax	—	0.9	(0.9)	NM	—	22.6	(22.6)	NM
Earnings from Cellular Partnerships of $11.9 for the three and nine months ended September 30, 2010, net of tax	—	(7.7)	7.7	NM	—	(7.7)	7.7	NM
Discrete tax items	(11.3)	—	(11.3)	NM	(11.3)	—	(11.3)	NM
Gain on sale of F&A line of business of $7.0 for the nine months ended September 30, 2011, net of tax	—	—	—	NM	(4.3)	—	(4.3)	NM
Non-operating reserve reduction of $13.0 for the nine months ended September 30, 2010, net of tax	—	—	—	NM	—	(8.1)	8.1	NM
Adjusted income from continuing operations, net of tax (a non-GAAP measure)	$30.6	$28.2	$2.4	9	$92.9	$78.6	$14.3	18

Diluted earnings per common share from continuing operations as reported under U.S. GAAP	$1.75	$0.28	$1.47	NM	$2.28	$0.57	$1.71	NM
Impact of Gain on Sale of interests in Cellular Partnerships, net of tax	(1.41)	—	(1.41)	NM	(1.40)	—	(1.40)	NM

Diluted earnings per common share from continuing operation excluding the gain on sale of interests in Cellular Partnerships (a non-GAAP measure)	$0.34	$0.28	$0.06	21	$0.88	$0.57	$0.31	54
Impact of net charges above included in continuing operations, net of tax	(0.09)	(0.06)	(0.03)	50	(0.12)	0.05	(0.17)	NM
Adjusted diluted earnings per common share from continuing operations (a non-GAAP measure)	$0.25	$0.22	$0.03	14	$0.76	$0.62	$0.14	23

CUSTOMER MANAGEMENT

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change	%	2011	2010	Change	%
Revenues:
Communications	$300.3	$268.1	$32.2	12	$844.1	$783.6	$60.5	8
Technology	40.9	36.7	4.2	11	128.4	109.8	18.6	17
Financial services	51.9	58.2	(6.3)	(11)	161.4	181.6	(20.2)	(11)
Other	97.8	99.9	(2.1)	(2)	285.1	297.6	(12.5)	(4)
Total revenues	490.9	462.9	28.0	6	1,419.0	1,372.6	46.4	3
Cost of providing services and products sold	315.3	289.7	25.6	9	908.6	844.2	64.4	8
Selling, general and administrative	115.4	119.2	(3.8)	(3)	339.9	369.1	(29.2)	(8)
Research and development costs	3.4	4.2	(0.8)	(19)	10.9	14.4	(3.5)	(24)
Depreciation	14.9	16.6	(1.7)	(10)	44.5	50.8	(6.3)	(12)
Amortization	1.9	1.9	—	—	5.6	5.7	(0.1)	(2)
Restructuring charges	1.0	—	1.0	NM	1.0	15.3	(14.3)	NM
Total costs and expenses	451.9	431.6	20.3	5	1,310.5	1,299.5	11.0	1
Operating Income	39.0	31.3	7.7	25	108.5	73.1	35.4	48
Operating Margin	7.9%	6.8%			7.6%	5.3%
Three Months Ended September 30, 2011 versus Three Months Ended September 30, 2010
Revenues
Customer Management revenues for the third quarter of 2011 were $490.9, a 6% increase from the third quarter of 2010. Revenues from the communications vertical increased 12% from the third quarter of 2010 due to volume increases with several large clients. Revenues from the technology vertical increased 11% from the third quarter of 2010 due to new projects with existing clients and program expansions. Revenues from the financial services vertical decreased 11% from the third quarter of 2010, primarily reflecting volume reductions. Other revenues, which are comprised of clients outside of Customer Management’s three largest verticals, decreased 2% from the third quarter of 2010. This decrease is primarily attributable to a short-term program with the U.S. Census Bureau that was completed in 2010, partially offset by revenue from several new programs.
Costs and Expenses
Customer Management total costs and expenses of $451.9 increased 5% from the third quarter 2010 costs of $431.6. Customer Management cost of providing services and products sold during the third quarter of 2011 increased 9% to $315.3 from the third quarter of 2010. As a percentage of revenues, cost of providing services and products sold was 64.2%, compared to 62.6% in the prior year period, primarily reflecting our investment in new programs expected to deliver future revenue. Selling, general and administrative expenses of $115.4 in the third quarter of 2011 decreased 3% as compared to $119.2 during the same period in 2010 primarily reflecting cost reduction actions previously taken. Research and development costs of $3.4 decreased $0.8 compared to the third quarter of 2010 primarily due to reductions in headcount. Depreciation expense of $14.9 declined $1.7 from the prior year quarter reflecting a lower depreciable asset base.
As discussed in more detail under the heading “Restructuring Charges,” as a result of operational changes, we recorded a restructuring charge of $1.0 for Customer Management during the third quarter of 2011 to reduce headcount and align resources to expected revenues.
Operating Income
As a result of the foregoing, Customer Management third quarter 2011 operating income and margin were $39.0 and 7.9%, respectively, compared to $31.3 and 6.8%, respectively, in the third quarter of 2010.
Nine Months Ended September 30, 2011 versus Nine Months Ended September 30, 2010
Revenues
Customer Management revenues for the first nine months of 2011 were $1,419.0, a 3% increase from the first nine months of 2010. Revenues from the communications vertical increased 8% from the first nine months of 2010 reflecting higher volumes with several clients. Revenues from the technology vertical increased 17% from the first nine months of 2010 due to new projects with existing clients. Revenues from the financial services vertical decreased 11% from the first nine months of 2010, primarily reflecting volume reductions and program completions. Other revenues, which are comprised of clients outside of Customer Management’s three largest verticals, decreased 4% from the first nine months of 2010. This decrease is primarily attributable to the completion of a short-term program with the U.S. Census Bureau in 2010, partially offset by revenue earned from new projects with existing and new clients.
Costs and Expenses
Customer Management total costs and expenses of $1,310.5 increased by 1% from the first nine months of 2010 costs of $1,299.5. Customer Management cost of providing services and products sold during the first nine months of 2011 increased 8% to $908.6 from the first nine months of 2010. As a percentage of revenues, cost of providing services and products sold was 64.0% compared to 61.5% in the prior year period, reflecting our investment in new programs expected to deliver future revenue and the negative impact of a client bankruptcy in the first quarter of 2011. Selling, general and administrative expenses of $339.9 in the first nine months of 2011 decreased 8% as compared to $369.1 in the prior period reflecting cost reduction actions previously taken and the $5 of net insurance recoveries in the second quarter of 2011, partially offset by incremental investment in sales and marketing efforts. Research and development costs of $10.9 decreased $3.5 compared to the first nine months of 2010 primarily due to reductions in headcount. Depreciation expense of $44.5 decreased $6.3 from the prior year due to a lower depreciable asset base.
As discussed in more detail under the heading, “Restructuring Charges,” as a result of operational changes, we recorded a restructuring charge of $1.0 for Customer Management during the third quarter of 2011, to reduce headcount and align resources to expected revenues, and a charge of $22.6 during 2010, including $15.3 during the first half of 2010. The first half charge was comprised of $8.5 of severance and $6.8 of facility-related charges, mostly related to the realignment of resources to expected revenues.
Operating Income
As a result of the foregoing, Customer Management first nine months of 2011 operating income and margin were $108.5 and 7.6%, respectively, compared to $73.1 and 5.3%, respectively, in the first nine months of 2010.
Non-GAAP measures for the Three and Nine Months Ended September 30, 2011 versus Three and Nine Months Ended September 30, 2010
In order to assess the underlying operational performance of the continuing operations of the business, we provide non-GAAP measures in the table below that exclude restructuring charges of $1.0 and $15.3 incurred within the third quarters of 2011 and 2010, respectively, to better align resources with future business growth.
The Company uses operating income excluding these restructuring charges to assess the underlying operational performance of the continuing operations of the business for the year and to have a basis to compare underlying operating results to prior and future periods. Adjustments for these charges are relevant in evaluating the overall performance of the business. Limitations associated with the use of these non-GAAP measures include that these measures do not include all of the amounts associated with our results as determined in accordance with GAAP. Management compensates for these limitations by using both the non-GAAP measure, operating income excluding the charge, and the GAAP measure, operating income, in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond those described above.
Reconciliation of Customer Management GAAP Operating Income to non-GAAP Operating Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Income as reported under U.S. GAAP	$39.0	$31.3	$108.5	$73.1
Restructuring charges	1.0	—	1.0	15.3
Adjusted Operating Income (a non-GAAP measure)	$40.0	$31.3	$109.5	$88.4
Adjusted Operating Margin (a non-GAAP measure)	8.1%	6.8%	7.7%	6.4%

INFORMATION MANAGEMENT

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change	%	2011	2010	Change	%
Revenues:
Data processing	$11.7	$15.5	$(3.8)	(25)	$36.8	$48.7	$(11.9)	(24)
Professional and consulting	37.5	29.4	8.1	28	101.6	90.2	11.4	13
License and other	34.4	37.0	(2.6)	(7)	102.0	103.4	(1.4)	(1)
Total revenues	83.6	81.9	1.7	2	240.4	242.3	(1.9)	(1)
Cost of providing services and products sold	47.1	41.7	5.4	13	130.5	125.6	4.9	4
Selling, general and administrative	15.5	15.9	(0.4)	(3)	48.8	48.2	0.6	1
Research and development costs	8.3	8.9	(0.6)	(7)	27.3	27.8	(0.5)	(2)
Depreciation	3.6	3.5	0.1	3	9.9	11.1	(1.2)	(11)
Amortization	0.6	0.6	—	NM	1.7	2.0	(0.3)	(15)
Restructuring charges	(1.2)	—	(1.2)	NM	(1.2)	—	(1.2)	NM
Total costs and expenses	73.9	70.6	3.3	5	217.0	214.7	2.3	1
Operating Income	9.7	11.3	(1.6)	(14)	23.4	27.6	(4.2)	(15)
Operating Margin	11.6%	13.8%			9.7%	11.4%
Three Months Ended September 30, 2011 versus Three Months Ended September 30, 2010
Revenues
Information Management revenues of $83.6 during the third quarter of 2011 increased 2% compared with the corresponding period last year. Data processing revenues of $11.7 decreased 25% from the corresponding period last year reflecting a project completion for one client with subsequent revenue from that client classified as professional and consulting revenue, partially offset by revenue from a new customer that went live during the third quarter of 2011. Professional and consulting revenues of $37.5 increased 28% from the third quarter of 2010. The increase is primarily due to services performed subsequent to the completion of the transition of an existing client to a new platform and the completion of the implementation for a new client and increased client volumes, partially offset by project completions. License and other revenues of $34.4 decreased 7% from the corresponding period last year due to the timing and volume of license sales.
Costs and Expenses
Information Management total costs and expenses were $73.9, a 5% increase from the third quarter of 2010. Compared to the prior year, Information Management cost of providing services and products sold during the third quarter of 2011 increased 13% to $47.1. As a percentage of revenues, cost of providing services and products sold was 56.3% in the third quarter of 2011, compared to 50.9% in the third quarter of 2010 primarily reflecting the shift in revenue mix from higher margin data processing revenue to lower margin professional and consulting revenue. Selling, general and administrative expenses of $15.5 in the third quarter of 2011 decreased 3% compared to the prior year period. As a percentage of revenues, selling, general and administrative expenses were 18.5% in the third quarter of 2011, compared to 19.4% in the prior year period, reflecting the impact of cost reduction efforts, partially offset by an investment in sales efforts. Research and development costs of $8.3 decreased $0.6 from the prior year period. Depreciation expense of $3.6 remained consistent with the prior year quarter.
As discussed in more detail under the heading "Restructuring Charges," as a result of operational changes, we recorded a severance related restructuring charge of $1.6 during the third quarter of 2011 primarily to reduce headcount and align resources to future business needs. This severance charge was offset by a $2.8 net benefit from an adjustment of previously recorded facilities-related restructuring reserves. This benefit resulted from the early termination and settlement of a lease for a previously abandoned facility during the third quarter of 2011 and review of estimated future costs for other facilities. As a result of the severance charge and net facility benefit, we recorded a net $1.2 restructuring benefit for the three months ended September 30, 2011.
Operating Income
As a result of the foregoing, Information Management operating income and operating margin during the third quarter of 2011 were $9.7 and 11.6%, respectively, compared with $11.3 and 13.8%, respectively, during the third quarter of 2010.
Nine Months Ended September 30, 2011 versus Nine Months Ended September 30, 2010
Revenues
Information Management revenues of $240.4 during the first nine months of 2011 decreased 1% from the corresponding period last year. Data processing revenues of $36.8 decreased 24% from the corresponding period last year. This reflects a project completion for one client with subsequent revenue from that client classified as professional and consulting revenue, partially offset by revenue from a new customer that went live during the third quarter of 2011. Professional and consulting revenues of $101.6 increased 13% from the corresponding period last year of $90.2 primarily due to services performed subsequent to the completion of the transition of an existing client to a new platform and increased client volumes, partially offset by project completions. License and other revenue remained consistent with the corresponding period last year.
Costs and Expenses
Information Management costs and expenses were $217.0, a 1% increase from the first nine months of 2010. Compared to the prior year, Information Management’s cost of providing services and products sold during the first nine months of 2011 of $130.5 increased 4% from the corresponding period last year. As a percentage of revenues, costs of providing services and products sold was 54.3% in the first nine months of 2011, compared to 51.8% in the first nine months of 2010 primarily reflecting the shift in revenue mix from higher margin data processing revenue to lower margin professional and consulting revenue. Selling, general and administrative expenses of $48.8 in the first nine months of 2011 increased 1% as compared to $48.2 in the prior year period due to an incremental investment in sales efforts, partially offset by cost reduction actions previously taken. As a percentage of revenues, selling, general and administrative expenses were 20.3% in the first nine months of 2011 compared to 19.9% in the prior year period. Research and development costs of $27.3 decreased $0.5 from the first nine months of 2010. Depreciation expense of $9.9 decreased $1.2 from the prior year period due to a lower depreciable asset base.
As discussed in more detail under the heading "Restructuring Charges," as a result of operational changes, we recorded a severance related restructuring charge of $1.6 during the third quarter of 2011 primarily to reduce headcount and align resources to future business needs. This severance charge was offset by a $2.8 net benefit from an adjustment of previously recorded facilities-related restructuring reserves. This benefit resulted from the early termination and settlement of a lease for a previously abandoned facility during the third quarter of 2011 and review of estimated future costs for other facilities. As a result of the severance charge and net facility benefit, we recorded a net $1.2 restructuring benefit for the nine months ended September 30, 2011.
Operating Income
As a result of the foregoing, Information Management operating income and operating margin during the first nine months of 2011 were $23.4 and 9.7%, respectively, compared with $27.6 and 11.4%, respectively, in the first nine months of 2010.
Non-GAAP measures for the Three and Nine Months Ended September 30, 2011 versus Three and Nine Months Ended September 30, 2010
In order to assess the underlying operational performance of the continuing operations of the business, we provide non-GAAP measures in the table below that exclude restructuring benefit of $1.2 recorded within the third quarter of 2011 comprised of a $2.8 benefit as the result of review and adjustment of previous recorded facility charges as described in more detail in the section "Restructuring Charges" below and $1.6 of severance charges primarily to reduce headcount and better align resources with future revenue.
The Company uses operating income excluding these restructuring charges to assess the underlying operational performance of the continuing operations of the business for the year and to have a basis to compare underlying operating results to prior and future periods. Adjustments for these charges are relevant in evaluating the overall performance of the business. Limitations associated with the use of these non-GAAP measures include that these measures do not include all of the amounts associated with our results as determined in accordance with GAAP. Management compensates for these limitations by using both the non-GAAP measure, operating income excluding the charge, and the GAAP measure, operating income, in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond those described above.
Reconciliation of Information Management GAAP Operating Income to non-GAAP Operating Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Income as reported under U.S. GAAP	$9.7	$11.3	$23.4	$27.6
Restructuring charges	(1.2)	—	(1.2)	—
Adjusted Operating Income (a non-GAAP measure)	$8.5	$11.3	$22.2	$27.6
Adjusted Operating Margin (a non-GAAP measure)	10.2%	13.8%	9.2%	11.4%

RESTRUCTURING CHARGES
2011 Restructuring
During the third quarter of 2011, we initiated operational changes that resulted in severance costs of $2.8 largely to reduce headcount and align resources to future business needs. This charge was offset by a $2.8 reduction to previously established facility-related reserves, as described below. The $2.8 of severance-related charges were comprised of $1.6 at Information Management, $1.0 at Customer Management and $0.2 at Corporate. Severance actions impact approximately 100 professional employees worldwide and charges will largely be paid in cash pursuant to our existing severance policy and employment agreements. These actions are expected to be substantially completed by the middle of 2012.
Restructuring liability activity for the 2011 severance plan, the balance of which is included within Payables, deferred revenue and other current liabilities on the Company’s balance sheets, consisted of the following:

2011
Balance at January 1	$—
Severance charge	2.8
Severance payments	(0.9)
Balance as of September 30, 2011	$1.9
The severance actions, when completed, will result in cost reductions in excess of $10 on an annualized basis. The impact of this benefit will be spread across our operating expenses, particularly within the selling, general and administrative expense and cost of providing services and products sold captions of our Consolidated Statements of Operations and Comprehensive Income (Loss). When completed, the severance actions are also expected to result in cash savings in excess of $10 on an annualized basis. We do not believe that the impact on liquidity is material.

2010 Restructuring
During 2010, we initiated a restructuring plan and incurred a total charge of $36.7 consisting of $22.4 of severance-related charges and $14.3 of facility-related charges. The $22.4 of severance-related charges were comprised of $13.3 at Customer Management and $3.0 at Information Management, largely to reduce headcount and align resources to future business needs, and $6.1 at Corporate to further simplify operations and to reflect the impact of the sale of the HR Management line of business. For the nine months ended September 30, 2010, we recorded a charge of $17.6 including $10.8 of severance-related charges and $6.8 of facility-related charges. The $10.8 of severance-related charges were comprised of $8.5 at Customer

Management and $2.3 at Corporate. The full-year severance charge of $22.4 is largely being paid in cash pursuant to the Company’s existing severance policy and employment agreements. When completed, these actions will affect approximately 1,000 professional employees and approximately 1,400 non-salaried employees worldwide and are expected to be mostly completed by the end of 2011. The facility-related charge of $14.3 relates to lease rent accruals and penalties for properties that have closed as the result of consolidating facilities and shifting capacity. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. We used estimates, based on consultation with the Company’s real estate advisors, to determine the proceeds from any future sublease agreements. We will continue to evaluate these estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to these facility closures in the future. Therefore, the Company reviews facility-related reserves on a facility basis rather than restructuring charge basis. At September 30, 2011 the facility-related restructuring reserve for all reserved facilities had an outstanding balance of $11.0, which will be paid out over several years until the leases expire.
Restructuring liability activity for the 2010 severance plan consisted of the following:

2011
Balance at January 1	$12.4
Severance payments	(10.9)
Balance at September 30, 2011	$1.5

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
2009 Restructuring
During 2009, we initiated restructuring plans of $43.3 to reduce headcount and align resources to future business needs. The severance actions were completed as of March 31, 2011. The facility-related charge relates to lease rent accruals for properties that have closed as the result of consolidating facilities, consistent with the methodology discussed in connection with the 2010 restructuring. The facility-related restructuring reserve related to this charge is encompassed within the total outstanding facility balance of $11.0 referred to above, which will be paid over several years until the leases expire.
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

Facilities Restructuring
The Company's facilities restructuring reserves are equal to the estimated future costs associated with the facilities, net of proceeds from any probable future sublease agreements. The Company uses estimates, based on consultation with the Company’s real estate advisers, to determine the proceeds from any future sublease agreements. The Company continues to evaluate these estimates in recording the facilities abandonment charge. Based upon early termination and settlement of a lease for a previously abandoned facility during the third quarter of 2011 and review of estimated future costs for other facilities, the Company record a net benefit of $2.8 to reduce the remaining reserves. Restructuring liability activity for the facilities plans consisted of the following:

2011
Balance at January 1	$20.7
Facility payments	(6.9)
Facility adjustments	(2.8)
Balance as of September 30, 2011	$11.0

CLIENT CONCENTRATION
During the first nine months of 2011, our three largest clients accounted for 41.7% of our revenues, compared to 37.5%

in the same period of 2010. We serve AT&T, our largest client with 21.6% of revenues in the first nine months of 2011 as compared to 21.9% of revenue in the same period in the prior year, under several Customer Management and Information Management contracts. We serve DirecTV and Comcast Corporation, our second and third largest clients with 10.1% and 10.1%, respectively, of revenues in the first nine months of 2011 under Customer Management contracts. DirecTV and Comcast Corporation accounted for 8.8% and 6.8%, respectively, of revenues in the same period in the prior year. Volumes under certain of our long-term contracts are subject to variation based on, among other things, the spending by clients on outsourced customer support and subscriber levels.

BUSINESS OUTLOOK

We are raising our guidance for full-year revenue and earnings based on excellent year-to-date performance across the business combined with the following expectations for the fourth quarter of 2011:

•	Customer Management fourth-quarter 2011 revenue of approximately $490 million;

•	Information Management fourth-quarter 2011 revenue of approximately $90 million;

•	Fourth-quarter 2011 EPS of approximately $0.40, including an expected net discrete tax benefit of approximately $0.15;

•	Fourth-quarter 2011 EBITDA of approximately $70 million.

A reconciliation of previous to revised 2011guidance as follows:

CONVERGYS CORPORATION
Reconciliation of Previous Guidance to Revised Guidance
(In Millions Except Per Share Amounts)

Convergys	Previous FY Guidance	Actual YTD	4Q11 Guidance	Revised FY Guidance
Revenue ($million)
Customer Management	>$1,875	$1,419	~$490	~$1,909
Information Management	$330 - $340	$240	~$90	~$330

EBITDA ($million)
ex/Cell Partnerships sale gain*	$275 - $295	$219	~$70	~$289

EPS	$2.30 - $2.43	$2.28	~$0.40	~$2.68
ex/Cell Partnerships sale gain*	$0.92 - $1.05	$0.88	~$0.40	~$1.28

* Earnings metrics exclude 3Q’11 Cellular Partnerships sale gain of $265 million, or $1.40 per share, and include: 1Q’11 F&A business sale gain of $7 million, or $0.04 per share; 1H’11 Cellular Partnerships earnings of $20 million, or $0.11 per share; 3Q’11 net discrete tax benefit of $11 million, or $0.09 per share; and, 4Q’11 net discrete tax benefit of approximately $0.15.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Cash Flows
We believe that Convergys has adequate liquidity from cash and expected future operating cash flows to fund ongoing operations, invest in the business and make required debt payments for the next twelve months. In addition, expected future cash flows provide additional ability to invest in the business.
Cash flow from operating activities generally provides us with a significant source of funding for our investing and financing activities. Cash flow from operating activities totaled $135.0 in the first nine months of 2011. Cash flow provided by operating activities was $159.9 in the same period last year, which included $22.9 of cash flows used by discontinued operations. Operating cash from discontinued operations included $28.2 of payments made to settle an obligation of HR Management in connection with and upon substantial completion of the sale of the business. Excluding the impact of discontinued operations, the decrease was primarily the result of the receipt of tax refunds of approximately $48 during the nine month ended September 30, 2010, increased net implementation spending in 2011 and the timing of net working capital requirements, partially offset by higher operating income in 2011.
Cash flow provided by investing activities was $276.1 during the first nine months of 2011, which included cash proceeds of $320.0 from the sale of the Cellular Partnership interests, $3.1 from the sale of assets, and $10.0 from the sale of the F&A line of business, partially offset by capital expenditures of $57.0. Cash flow provided by investing activities was $22.4 during the nine months of 2010, which included $74.2 from discontinued operations primarily related to the sale of the HR Management business, partially offset by capital expenditures of $48.5.
Cash flow used in financing activities was $124.7 during the first nine months of 2011 compared to $359.3 during the first nine months of 2010. During the first nine months of 2011, we repurchased 2.9 million shares of the Company’s common stock for $38.7 and repaid $85.8 on our outstanding borrowings. During the first nine months of 2010, we reduced outstanding debt drawings by $334.4 and repurchased 2.4 million shares of the Company's common stock for $24.9.
We use free cash flow and adjusted free cash flow to assess the financial performance of the Company. We define free cash flow as cash flows from operating activities less capital expenditures. We further define adjusted free cash flow as free cash flow excluding the operating cash impact of the sale of the HR Management business and the CEO transition in the first nine months of 2010. A reconciliation of the GAAP measure, net cash provided by operating activities, to the non-GAAP measures, free cash flow and adjusted free cash flow, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net cash provided by operating activities under U.S. GAAP	$33.0	$47.7	$135.0	$159.9
Capital expenditures, net	(19.7)	(21.3)	(57.0)	(48.8)
Free cash flow (a non-GAAP measure)	$13.3	$26.4	78.0	111.1
Payments made to settle obligations of HR Management in connection with and upon substantial completion of the sale of the business	—	—	—	28.2
Payments made related to CEO transition	—	8.0	—	8.0
Adjusted free cash flow (a non-GAAP measure)	$13.3	$34.4	$78.0	$147.3
Free cash flow, as defined above, was $78.0 and $111.1 for the first nine months of 2011 and 2010, respectively. Free cash flow includes cash payments of $28.2 made to settle obligations of the HR Management business for the nine months ended September 30, 2010, as well as $8.0 of cash payments made related to the CEO transition for the three and nine months ended September 30, 2010. Excluding these items, adjusted free cash flow for the nine months ended September 30, 2011 and 2010 was $78.0 and $147.3, respectively. The decrease in adjusted free cash flow of $69.3 from the prior year was due to lower cash generated from operating activities during the first nine months of 2011 as explained above.
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
We define adjusted EBITDA, as earnings from continuing operations before interest, taxes, depreciation and amortization, excluding the gain on sale of our interests in the Cellular Partnership, earnings from our investments in the Cellular Partnerships and gain on sale of the Finance and Accounting outsourcing line of business in the first nine months of 2011, and excluding the restructuring charges, HR Management related impacts, CEO transition costs, earnings from our investments in the Cellular Partnerships and non-operating reserve reduction in the first nine months of 2010. EBITDA excluding only the gain on the sale of the Cellular Partnerships was $68.7 and $218.9 for the three and nine months ended September 30, 2011, compared to $74.4 and $192.4 in the same periods in 2010. Excluding all of these items, adjusted EBITDA was $211.9 for the nine months ended September 30, 2011 compared to $201.8 for the same period in prior year. Adjusted EBITDA for the third quarter of 2011 was $68.7 compared with $63.9 in the prior year period.
A reconciliation of the GAAP measure, earnings from continuing operations, to the non-GAAP measures, EBITDA and adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income from Continuing Operations, net of tax under U.S. GAAP	$213.7	$35.0	$280.3	$71.8
Depreciation and Amortization	24.0	26.5	71.1	83.0
Interest expense	3.6	4.1	12.5	15.2
Income tax expense	92.4	8.8	120.0	22.4
EBITDA (a non-GAAP measure)	333.7	74.4	483.9	192.4
Gain on sale of interests in Cellular Partnerships	(265.0)	—	(265.0)	—
EBITDA excluding gain on sale of interests in Cellular Partnerships	68.7	74.4	218.9	192.4
Restructuring charges	—	—	—	17.6
Earnings from Cellular Partnerships, net	—	(11.9)	—	(11.9)
Gain on sale of Finance and Accounting outsourcing line of business	—	—	(7.0)	—
CEO transition costs	—	1.4	—	7.6
HR Management related costs not qualifying as Discontinued Operations	—	—	—	9.1
Non-operating reserve reduction	—	—	—	(13.0)
Adjusted EBITDA (a non-GAAP measure)	$68.7	$63.9	$211.9	$201.8
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
Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments
At September 30, 2011, total capitalization was $1,549.0, consisting of $127.4 of short-term and long-term debt and $1,421.6 of equity. The total debt-to-capital ratio was 8.2% at September 30, 2011, compared to 15.1% at December 31, 2010.
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
We have two borrowing options available under the New Credit Facility: (i) a competitive advance option which will be provided on an uncommitted competitive advance basis through an auction mechanism and (ii) a revolving credit option which will be provided on a committed basis. Under each option, amounts borrowed and repaid may be re-borrowed subject to availability. Borrowings under the New Credit Facility bear interest at one of the rates described in the New Credit Facility. The New Credit Facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios (as defined in the New Credit Facility). The Company’s interest coverage ratio, defined as the ratio of EBITDA to consolidated interest expense, cannot be less than 4.00 to 1.00 as determined on a rolling four quarter basis. Our debt-to-EBITDA ratio cannot be greater than 3.00 to 1.00 until December 31, 2012 and 2.75 to 1.00 after December 31, 2012. The New Credit Facility also contains customary representations and warranties. In the event of a default, the lenders may terminate the commitments and declare the amounts outstanding, and all accrued interest, immediately due and payable. The maturity date of the New Credit Facility is March 11, 2015 except that, upon the satisfaction of certain conditions, we may extend the maturity date by one year twice during the term. We will pay an annual facility fee regardless of utilization. At September 30, 2011 the facility was undrawn. We were in compliance with all covenants at September 30, 2011.
In December 2004, we issued $250.0 in 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009. During the first nine months of 2009, we retired approximately $58.2 of the outstanding debt. In the fourth quarter of 2009, we announced an exchange offer (Exchange Offer), under the terms of which the Company offered to exchange one-thousand twenty dollars in principal amount of its new 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) for each one-thousand dollars in principal amount of its 4.875% Senior Notes. We issued a total of $125.0 aggregate principal amount of the 2029 Convertible Debentures in exchange for $122.5 of the 4.875% Senior Notes. Following the settlement of the exchange, approximately $70.1 aggregate principal amount of the 4.875% Senior Notes remained outstanding that was fully paid in December 2009. The entire balance of the 2029 Convertible Debentures was outstanding as of September 30, 2011 and December 31, 2010.
During 2009, we entered into a $125.0 asset securitization facility collateralized by accounts receivables of certain of our subsidiaries, of which $50.0 was scheduled to expire in June 2010 and $75.0 expires in June 2012. The $50.0 that was scheduled to expire in June 2010 was extended through June 2011. During June 2011, the Company renegotiated the terms of the agreement, increasing the purchase limit to $150.0 and extending the terms to June 2014. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary. The asset securitization facility does not qualify for sale treatment under the authoritative guidance for the accounting for transfers and servicing of financial assets and extinguishments of liabilities. Accordingly, the accounts receivable and related debt obligation will remain on our Consolidated Balance Sheet. At September 30, 2011, the facility was undrawn. At December 31, 2010, we had borrowings of $85.0 under this facility.
During the first nine months of 2011, we repurchased 2.9 million shares of our common stock for $38.7 pursuant to outstanding authorizations. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity. At September 30, 2011, the Company has the authority to repurchase an additional 1.8 million common shares. In October 2011, the Company announced that its Board of Directors authorized the Company to repurchase up to an incremental $200 of outstanding common shares from time to time as market and business conditions warrant.
At September 30, 2011, we had outstanding letters of credit of approximately $33 and other bond obligations of approximately $2 related to performance and payment guarantees. We believe that any guarantee obligation that may arise will not be material. We also have purchase commitments with telecommunications providers of approximately $1 for the remainder of 2011 and $17 for 2012.
At September 30, 2011, we had outstanding performance bond obligations of approximately $35 related to performance and payment guarantees for the Company’s former HR Management line of business. Subsequent to completion of the sale of the HR Management business, the Company continues to be responsible for these bond obligations. As part of the gain on disposition we recognized a liability equal to the present value of probability weighted cash flows of potential outcomes. Although NorthgateArinso is obligated to indemnify us for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of September 30, 2011 we maintain a liability of approximately $1 for these obligations.
It is reasonably possible that the unrecognized tax benefits of $91.7 will decrease between approximately $5 and $10 in the next twelve months based upon the resolution of audits; however, actual developments in this area could differ from those currently expected.

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
Interest Rate Risk
At September 30, 2011, we had $59.9 in outstanding variable rate borrowings and $67.5 in outstanding fixed rate borrowings. The carrying amount of our variable borrowings reflects fair value due to their short-term and variable interest rate features. Based upon our exposure to variable rate borrowings, a one percentage point change in the weighted average interest rate would change our annual interest expense by approximately $1.
We sometimes use interest rate swaps to hedge our interest rate exposure. These instruments are hedges of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding interest rate swaps covering interest rate exposure at September 30, 2011.
Foreign Currency Exchange Rate Risk
We serve many of our U.S.-based clients using contact center capacity in the Philippines, India and Canada. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR) or Canadian dollars (CAD), which represents a foreign exchange exposure. As of September 30, 2011, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward contracts with several financial institutions to acquire a total of PHP 14,171.2 at a fixed price of $302.3 through June 2014, INR 6,996.3 at a fixed price of $147.8 through June 2014 and CAD 3.6 at a fixed price of $3.4 through December 2011. The fair value of these derivative instruments as of September 30, 2011 is presented in Note 12 of the Notes to Consolidated Financial Statements. The potential loss in fair value at September 30, 2011 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $45. This loss would be mitigated by corresponding gains on the underlying exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of September 30, 2011, the fair value of these derivatives was not material to the Consolidated Balance Sheet.
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

ITEM 4.     CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with the Company’s General Counsel, Chief Accounting Officer and other key employees, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the quarter ended September 30, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the third quarter of 2011 or from September 30, 2011 through the date of filing of this report. We repurchased 2.9 million shares of our common stock for $38.7 during the nine months ended September 30, 2011, as summarized in the following table:

	Shares repurchased	Average price per share
January 2011	—	$—
February 2011	42,809	13.92
March 2011	1,343,495	13.80
April 2011	368,109	13.88
May 2011	338,000	13.78
June 2011	775,570	12.52
July 2011	—	—
August 2011	—	—
September 2011	—	—
Total	2,867,983	$13.46
All repurchases were made pursuant to a publicly announced program. At September 30, 2011, the Company remained authorized under this program to repurchase up to 1.8 million additional common shares. In October 2011, the Company announced that its Board of Directors authorized the Company to repurchase up to an incremental $200 of outstanding common shares from time to time as market and business conditions warrant.

ITEM 6.     EXHIBITS

(a)	Exhibits.
The following are filed as Exhibits to Part II of this Form 10-Q:

Exhibit Number
3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3.1 to Form 10-Q filed on May 5, 2009.)

3.2	Amended and Restated Code of Regulations of the Company. (Incorporated by reference from Exhibit 3.1 to Form 8-K filed on May 2, 2011.)

10.1	2011 Convergys Corporation Severance Pay Plan (as amended and restated effective as of July 1, 2011). (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 1, 2011.)

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 1, 2011, formatted in XBRL: (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

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

Convergys Corporation

Date:	November 1, 2011	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer