Form 10-K
period 2011-12-31
CONVERGYS CORP
filed 2012-02-23
CIK 1062047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
________________________________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2011
 Commissions file number 1-14379
 CONVERGYS CORPORATION

An Ohio	I.R.S. Employer
Corporation	No. 31-1598292
 201 East Fourth Street, Cincinnati, Ohio 45202
Telephone Number (513) 723-7000
__________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares (no par value)	New York Stock Exchange
 Securities registered pursuant to Section 12(g) of the Act: None
 _____________________________________________________________________
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
Yes           No   X
The aggregate market value of the voting shares held by non-affiliates of the registrant was $1,636,927,984, computed by reference to the closing sale price of the stock on the New York Stock Exchange on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.
At January 31, 2012, there were 115,892,561 common shares outstanding, excluding amounts held in treasury of 69,534,218.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders to be held on April 26, 2012 are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

Item		Page
PART I
1	Business	2

1A.	Risk Factors	9

1B.	Unresolved Staff Comments	15

2	Properties	15

3	Legal Proceedings	16

4	Mine Safety Disclosures	16

4A.	Executive Officers of the Registrant	17
PART II
5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18

6	Selected Financial Data	20

7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

7A.	Quantitative and Qualitative Disclosures about Market Risk	46

8	Financial Statements and Supplementary Data	46

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	86

9A.	Controls and Procedures	86

9B.	Other Information	89
PART III
10	Directors, Executive Officers and Corporate Governance	90

11	Executive Compensation	90

12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	90

13	Certain Relationships and Related Transactions, and Director Independence	90

14	Principal Accounting Fees and Services	90
PART IV
15	Exhibits, Financial Statement Schedule	91

	Signatures	95

Convergys Corporation 2011 Annual Report 1

Safe Harbor Statement and Part I, Item 1. Business

Private Securities
Litigation Reform Act of 1995
Safe Harbor Cautionary Statement
This report and the documents incorporated by reference contain “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs and expectations of Convergys Corporation (the Company or Convergys), are forward-looking statements and will contain words such as “believes,” “expects,” “intends,” “could,” “should,” “will,” “plans,” “anticipates” and other similar words. These statements discuss projections and expectations; and, therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company has no current intention to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Important factors that may affect these forward-looking statements include, but are not limited to: the behavior of financial markets including fluctuations in interest or exchange rates; continued volatility and deterioration of the capital markets; the impact of regulation and regulatory, investigative, and legal actions; strategic actions, including acquisitions and dispositions; future integration of acquired businesses; future financial performance of major industries which we serve; the loss of a significant client or significant business from a client; difficulties in completing a contract or implementing its provisions; and numerous other matters of national, regional, and global scale including those of the political, economic, business, and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. The “Risk Factors” set forth in Part I, Item 1A of this report could also cause actual results to differ materially from the forward-looking statements.

Part I

Item 1. Business

Overview

Convergys is a global leader in relationship management. We provide solutions that drive more value from the relationships our clients have with their customers. Convergys turns these everyday interactions into a source of profit and strategic advantage for our clients. Our combination of operational excellence and innovative technologies enhances our clients' relationships with their customers.

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

The Code of Business Conduct, Financial Code of Ethics and Governance Principles, as well as the charters for the Audit Committee, Finance Committee, Compensation and Benefits Committee and Governance and Nominating Committee of our Board of Directors, are posted on our website at www.convergys.com. The Company will post on our website any amendments to, or waivers of, the Code of Business Conduct and Financial Code of Ethics. Copies of these documents also will be provided free of charge upon written request directed to Investor Relations, Convergys Corporation, 201 East Fourth Street, Cincinnati, Ohio 45202.

Convergys Corporation 2011 Annual Report 2

Business Segments

Prior to June 2010, we had three reportable segments, Customer Management, Information Management and Human Resources Management (HR Management). In March 2010, we signed a definitive agreement to sell the HR Management line of business to NorthgateArinso. The sale substantially closed on June 1, 2010 and was completed by the end of 2010. As a result of the sale of the HR Management line of business, the operating results and assets and liabilities related to HR Management have been reflected as discontinued operations for all periods presented.

As a result, our business operates in two segments; Customer Management, which provides agent-assisted services as well as self-service and technology solutions, and Information Management, which provides business support system (BSS) solutions. These segments are consistent with the Company's management of the business and reflect its internal financial reporting structure and operating focus. The Board of Directors continually monitors the Company's business and, as appropriate, evaluates various strategies to enhance shareholder value, including by means of strategic transactions involving one or more of its businesses. Any such transactions could occur in the future and could be material, although there can be no assurance that such transactions will occur.

The industry segment and geographic information included in Item 8, Note 16 of the Notes to Consolidated Financial Statements, is incorporated by reference in partial response to this Item 1.

Customer Management
Convergys Customer Management partners with clients to deliver solutions that turn the customer experience into a strategic differentiator. We combine skilled agents, analytics, and technology to provide a superior service experience for our clients' customers. Our agent assisted, self-service and proactive care solutions are tailored to markets including communications, financial services, technology, retail, healthcare, and government.

Every day our center-based and work-at-home agents handle approximately one million customer service interactions such as account service, billing inquiries and technical support. We provide multilingual, multichannel customer care with a global service delivery infrastructure that operates 24 hours a day, 365 days a year. Our clients benefit from our worldwide workforce located in the U.S., Canada, Latin America, Europe, India, and the Philippines. Our solution set includes:

Customer Service
Customer Service Solutions include comprehensive care tailored to meet our clients' specific business needs and designed to provide the end-user customer with an optimal service experience. Our customer care agents typically handle inquiries on products, account service and billing, as well as dispute resolution.

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

Social Interaction
Social Interaction Solutions help clients leverage their customers' social media communications and take customer engagement to a new level. With our framework, clients can attract and retain customers by using social media to complement traditional service channels.

Convergys Corporation 2011 Annual Report 3

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

Business-to-Business
Business-to-Business Solutions include inside sales and account management, marketing campaigns, customer service and self-service programs. Focused on the needs of the business-to-business market, Convergys offers a way to expand the reach of our clients' sales force by working with current customers, tapping new or under-served markets, or improving the effectiveness of channel partnerships.

Customer Experience Applied Analytics
Customer Experience Applied Analytics Solutions combine analytic tools, processes, and expertise to understand customers' experiences and incorporate operational changes to drive revenue, reduce costs, and improve customer satisfaction. Our practice focuses on customer experience optimization, satisfaction, loyalty research, and integrated call center analytics.

Intelligent Interactions Technology
Intelligent Interaction Solutions support the customer interaction lifecycle, from proactive service to self-service to assisted service, and include technologies such as voice portals and speech automation, real-time decisioning, web-based service channels, identity verification, and enhanced analytics.

Convergys' technology portfolio is powered by Intelligent Automation, which uses our Dynamic Decisioning Solution platform to enable cost-effective, consistent customer interactions. This solution captures events, evaluates policies, and executes actions based on these policies in real time.

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

Rating and Billing Manager
Rating and Billing Manager is a highly scalable, reliable and fully convergent real-time charging, rating and billing management system. Network and event agnostic, Rating and Billing Manager supports all existing and next-generation services across multiple vertical markets.

Collections Manager
Collections Manager is an automated, in-house collections system that helps our clients collect outstanding payments from their customers.

Convergys Corporation 2011 Annual Report 4

Active Mediation
Active Mediation seamlessly bridges many protocols and/or data formats to meet convergent mediation business requirements.

ICOMS
Convergys' Integrated Communications Operations Management System (ICOMS) provides end-to-end billing and subscriber management specifically for the broadband convergent video, high-speed data and telephony markets.

Product and Order Management Solutions
With Smart Solutions for product and order management, service providers are positioned to manage the increasing complexity of a growing and dynamic product and service portfolio. These solutions help clients quickly respond to new market demands by launching new segment-specific offers in alignment with their own pre-defined business and service rules. Convergys' product and order management solutions and software applications include:

Product Control Manager
Product Control Manager enables service providers to effectively manage products across all network and service domains, shorten time-to-market for new convergent offers and to reduce the costs associated with managing a complex product portfolio.

Shopping and Ordering Solution
Convergys' Shopping and Ordering Solution is designed specifically to help service providers manage the growing complexities of the shopping and order capture process for convergent services.

Service Fulfillment Manager
Service Fulfillment Manager is a highly flexible solution that orchestrates and manages order-handling activities for all services.

Service Activation Manager
Service Activation Manager provides fast, reliable services activation. It is an adaptor platform that activates any service on any network, for any underlying technology.

Customer Care Management Solutions
Smart Solutions for customer care management enable service providers to deliver a superior customer experience. These solutions provide significant flexibility for service providers to offer products and services through any channel the customer chooses and to strike the optimal balance of CSR and self-service care to increase customer satisfaction, loyalty and profits. Convergys' customer care management solutions and software applications include:

Convergys Smart Communications Suite powered by Microsoft
A result of the strategic relationship announced in February 2010 between Convergys and Microsoft, the Convergys Smart Communications Suite powered by Microsoft is a comprehensive business support system (BSS) that combines the Convergys proven Smart Suite applications with Microsoft's leading technology and CRM capabilities. Built and optimized for the global communications and utilities markets, the solution supports true convergence regardless of service type, payment method, delivery network and/or sales model. The suite is delivered and supported directly by Convergys and our global network of preferred channel partners.

As part of the Smart Communications Suite, Convergys and Microsoft are jointly developing new applications including the Convergys Customer Relationship Manager (CRM). Built on two proven solutions, the Microsoft Dynamics CRM 2011 and the Convergys next-generation Shopping & Ordering, the Convergys CRM is a pre-integrated and pre-configured operational CRM that supports Marketing, Sales and Customer Service in a single CRM solution with a 360-degree view of the customer.

Customer Service Manager
Customer Service Manager provides automated end-to-end order orchestration and sophisticated human factors engineering to meet and exceed subscriber, order and customer care needs.

Convergys Corporation 2011 Annual Report 5

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

Dynamic Decisioning and Customer Intelligence Solution
Convergys' unique Dynamic Decisioning and Customer Intelligence Solution enables service providers to drive more personalized customer interactions and empower CSRs with real-time decision-making tools and a policy engine.

Managed Billing Services
Convergys' Managed Billing Services is a cost-efficient way of modernizing billing and customer care infrastructure to drive revenues and enrich customer experience. These services enable service operators to minimize capital expenditures, make IT operational costs more predictable, streamline system administration, and boost organizational productivity and effectiveness.

To match the different business requirements of our clients, Convergys offers two managed billing models for these services:

1.	Hosted Managed Billing Services, where infrastructure is located at Convergys' data centers and software and services are completely managed by Convergys employees 24 hours a day, seven days a week.

2.	Managed Billing Services / Client-hosted Operations, where our client owns the infrastructure and Convergys provides complete operational support for all applications.

Strategy

Our strategy is to enable our clients to gain more value from their relationships with their customers. We do this by providing clients comprehensive relationship management solutions. The value we create drives improved business performance and a sustainable competitive advantage for our clients. Key elements of our strategy include:

Deliver a Differentiated Value Proposition to Clients . As a global leader in relationship management, Convergys provides solutions that drive more value from the relationships our clients have with their customers. Convergys turns these everyday customer interactions into a source of profit and strategic advantage for our clients. Our differentiated customer management and revenue management solutions include a comprehensive suite of products and services. Our customer management solutions combine skilled agents staffed around the world, our deep expertise in analytics and customer management processes, and a global infrastructure of technology (i.e., speech, IVR, web, and e-mail) to enable intelligent handling of customer interactions. We offer a variety of delivery models for our customer management solutions including outsourced services (on-shore, off-shore or home agent) and hosted infrastructure (on-premises or off-premises). Our revenue management solutions address the critical revenue, product and order management, and customer care needs of clients in the communications and utilities industries. We serve a diverse and loyal client base, including many Fortune 50 and other large multinational enterprises, in a host of industries with concentration in the telecommunications, financial services, technology, retail, healthcare, and government verticals.

Invest in Our Business to Expand our Addressable Markets and Strengthen our Solutions: Our strategy is to continue to broaden our portfolio of capabilities in order to provide our clients with comprehensive relationship management solutions.  We continue to invest in the business because we operate in attractive markets where we believe we can effectively provide differentiated value.  We intend to expand our capabilities, technology, partners, workforce and operations globally to strengthen our ability to satisfy the demands of our multinational clients.

Expand Our Relationships with Existing Clients and Aggressively Grow Our Client Base. We focus on delivering good value to our clients to maintain and grow our base business and maximize our return on our sales, marketing and R&D investments. Our intent is to grow by cross-selling and expanding our solutions footprint within our client's

Convergys Corporation 2011 Annual Report 6

organization. Our client renewal rates are high, reflecting a high degree of satisfaction and stability in our client base. We believe that the global market for relationship management solutions is large and underserved, and we intend to continue to pursue new client opportunities within this market.

Sustain Our High-Performance Culture to Drive Business Results . We believe that people drive performance and we are committed to hiring and retaining the best performers worldwide and ensuring that they are committed to the success of our clients. Our competencies include our proven strength in recruiting, training, equipping, deploying and effectively managing very large groups of people with diverse skills on a global basis.

Clients

Both our Customer Management and Information Management segments derive significant revenues from AT&T Inc. (AT&T), our largest client. Revenues from AT&T were 21.6%, 21.4% and 23.1% of our consolidated revenues for 2011, 2010 and 2009, respectively. The Customer Management segment also derives significant revenues from Comcast Corporation (Comcast) and the DIRECTV Group, Inc. (DIRECTV). Revenues from Comcast were 10.2%, 7.3% and 7.2% of our consolidated revenues for 2011, 2010 and 2009, respectively, while revenues from DIRECTV were 10.1%, 8.9% and 8.4% for the same periods.

Customer Management
Our Customer Management segment principally focuses on developing long-term strategic outsourcing relationships with large companies in customer-intensive industries and governmental agencies. We focus on these types of clients because of the complexity of services required, the anticipated growth of their market segments and their increasing need for more cost-effective customer management services. In terms of Convergys’ revenues, our largest Customer Management clients during 2011 were AT&T, Comcast, DIRECTV, the United States Postal Service and Citigroup.

Information Management
Our Information Management segment serves clients principally by providing and managing complex BSS services that address all segments of the communications industry. In terms of Convergys’ revenues, our largest Information Management clients during 2011 were AT&T, Time Warner, Inc., Cricket Communications, Inc., Vivo Participacoes SA, and Cincinnati Bell, Inc.

Operations

We operate 69 contact centers averaging approximately 70,000 square feet per center. We have approximately 43,000 production workstations and provide service 24 hours a day, 365 days a year. Our contact centers are located in various parts of the world including the United States, the Philippines, India, Canada, the U.K., Costa Rica and Colombia. New contact centers are established to accommodate anticipated growth in business or in response to a specific customer need. We continue to add contact center capacity in the Philippines and Latin America to accommodate client needs.

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

Convergys Corporation 2011 Annual Report 7

client-specific enhancements and modifications without incurring many of the costs of a full custom application. This allows us to be in a position to be a value-added provider of billing, customer and employee support products and services.

Technology, Research and Development

We will continue to emphasize the design, development and deployment of scalable billing and customer management solutions. During 2011, 2010 and 2009, we spent $49.3, $56.2 and $74.2, respectively, for research and development to advance the functionality, flexibility and scalability of our products and services. The majority of this spending has been incurred in Information Management and reflects our commitment to further develop our solutions. To drive down costs, we continue to leverage our off-shore capabilities and focus on development activities that have the highest impact for our clients. For our Customer Management segment, success depends, in part, on our advanced technology used in the delivery of services to clients. As a result, we continue to invest in the enhancement and development of our contact center technology.

Our intellectual property consists primarily of business methods and software systems. To protect our proprietary rights, we rely primarily on a combination of U.S. and foreign copyright, trade secret and trademark laws; confidentiality agreements with employees and third parties and protective contractual provisions such as those contained in licenses and other agreements with consultants, suppliers, strategic partners and clients.

We own 166 patents, 141 of which relate to Customer Management and 25 of which relate to Information Management. Patents protect our technology and business methods that we use both to manage our internal systems and processes effectively and give us competitive advantages in developing innovative technologies to provide customer management, and billing services to our clients. The first of these patents was issued in September 1993, while the most recent patent was granted in November 2011. These patents generally have a life of 17 years, although the life for some patents issued before June 8, 1995 can extend to approximately 20 years in certain instances. Additional applications for U.S. and foreign patents currently are pending.

Our name and logo and the names of our primary software products are protected by their historic use and by trademarks and service marks that are registered or pending in the U.S. Patent and Trademark Office and under the laws of more than 50 foreign countries.

Employees

As of December 31, 2011, we employed approximately 77,000 people, approximately 73,000 of whom work for Customer Management, approximately 2,500 of whom work for Information Management, with the remainder working in various corporate functions.

Competition

The industries in which we operate are extremely competitive. Our competitors include: (i) other customer management companies, such as APAC Customer Services Inc., IBM, SITEL Corp., Stream Global Services, Inc., Sykes Enterprises Inc., Teleperformance, TeleTech Holdings Inc., and West Corporation; and (ii) other BSS services companies such as Amdocs Ltd., Comverse Technology Inc., Oracle Corporation and CSG Systems International Inc. In addition, niche providers or new entrants can enter the market by developing new systems or services that could impact our business.

Interests in Cellular Partnerships

On July 1, 2011, the Company completed the sale of its 33.8% limited partnership interest in the Cincinnati SMSA Limited Partnership and its 45.0% interest in the Cincinnati SMSA Tower Holdings, LLC (collectively referred to as the Cellular Partnerships) to AT&T. AT&T is the general and a limited partner of both Cellular Partnerships with a partnership interest prior to Convergys' sale of its interests of approximately 66% and 53%, respectively. The Cincinnati SMSA Limited Partnership is a provider of wireless communications in central and southwestern Ohio and northern Kentucky and the Cincinnati SMSA Tower Holdings LLC is an operator of cellular tower space. The Company received approximately $320.0 in cash proceeds upon closing. The Company's interests in the Cellular Partnerships did not

Convergys Corporation 2011 Annual Report 8

qualify as discontinued operations; therefore, the gain has been reported within income from continuing operations and no reclassification of prior results is required. The gain on sale of its interests in the Cellular Partnerships was $265.0, or $171.8 net of tax. Refer to Note 5 of the Notes to Consolidated Financial Statements for more details related to the sale of the Company's interests in the Cellular Partnerships.

Item 1A. Risk Factors

General economic and market conditions may adversely affect our business, results of operation and financial condition.

Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. Future economic slowdowns in some markets, particularly in the United States, may cause reductions in spending by our clients, which may result in reductions in the growth of new business as well as reductions in existing business. There can be no assurance that weakening economic conditions throughout the world will not adversely impact our results of operations and financial condition.

If our clients are not successful, or the trend towards outsourcing does not continue, the amount of business that our clients outsource and the prices that they are willing to pay for such services may diminish and could adversely affect our business.

Our revenues depend on the success of our clients. If our clients or their specific programs are not successful, the amount of business that they outsource may be diminished. Although many of our contracts contain minimum revenue commitments to provide services to our clients, there can be no assurance that the level of revenues generated by such contracts will meet expectations. A reduction in the amount of business we receive from our clients could result in stranded capacity and additional costs. In addition, we may face pricing pressure from clients, which could negatively affect our operating results.

Growth of our revenues depends, in large part, on the trend toward outsourcing, particularly as it relates to our Customer Management operations. Outsourcing involves companies contracting with a third party, such as Convergys, to provide customer management services rather than performing such services in-house. There can be no assurance that this trend will continue, as organizations may elect to perform such services in-house. A significant change in this trend could have a materially adverse effect on our financial condition and results of operations.

A large portion of our revenue is generated from a limited number of clients, and the loss of significant work from one or more of our clients could adversely affect our business.

Our three largest clients, as discussed under the section above titled “Client Concentration,” collectively represented 41.9% of our revenues for 2011. While we typically have multiple work orders and/or contracts with our largest customers which would not all terminate at the same time, the loss of one or more of the larger work orders or contracts with one of our largest clients could adversely affect our business, results of operations and financial condition if the lost revenues were not replaced with profitable revenues from that client or other clients.

Our business is substantially dependent on the condition of the global communications industry.

Approximately 65% of our revenues in 2011 was received from customers operating in the global communications industry. The global communications industry in the past has experienced significant fluctuations in growth rates and capital investment, and it is impossible to predict its future performance. Our revenues and earnings could be adversely affected by general weakness or a slowdown in the communications industry.

We process, transmit and store personally identifiable information and unauthorized access to or the unintended release of this information could result in a claim for damage or loss of business and create unfavorable publicity.

We process, transmit and store personally identifiable information, both in our role as a service provider and as an employer. This information may include social security numbers, financial and health information, as well as other personal information. As a result, we are subject to certain contractual terms, as well as federal, state and foreign laws and regulations designed to protect personally identifiable information. While we take measures to protect the security and privacy of this information and to prevent unauthorized access, it is possible that our security controls over personal

Convergys Corporation 2011 Annual Report 9

data and other practices we follow may not prevent the improper access to or disclosure of personally identifiable information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or customer data, whether through system failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for clients, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, business, results of operations and financial condition.

Interruption of our data centers and contact centers could have a materially adverse effect on our business.

In the event that we experience a temporary or permanent interruption at one or more of our data or contact centers, through natural disaster, casualty, operating malfunction, cyber attack, sabotage or other causes, we may be unable to provide the data services we are contractually obligated to deliver. This could result in us being required to pay contractual damages to some clients or to allow some clients to terminate or renegotiate their contracts. Notwithstanding disaster recovery and business continuity plans and precautions instituted to protect our clients and us from events that could interrupt delivery of services (including property and business interruption insurance that we maintain), there is no guarantee that such interruptions would not result in a prolonged interruption in our ability to provide support services to our clients or that such precautions would adequately compensate us for any losses we may incur as a result of such interruptions.

 Natural events, war, terrorist attacks, other civil disturbances and epidemics could disrupt our operations or lead to economic weakness in the countries in which we operate, resulting in a decrease of our revenues, earnings and cash flow.

Natural events (such as floods and earthquakes), war, terrorist attacks and epidemics of contagious illness could disrupt our operations in the U.S. and abroad and could lead to economic weakness in the countries in which they occur. We have substantial operations in countries such as the Philippines that have been subject to severe natural events, such as earthquakes and floods, in the past. Such disruptions could cause service interruptions or reduce the quality level of the services that we provide, resulting in a reduction of our revenues, earnings and cash flow and the payment of contractual penalties to our customers. These events may also cause our clients to reconsider their use of our services.

Our ability to deliver our services is at risk if the technology and network equipment that we rely upon is not maintained or upgraded in a timely manner.

Technology is a critical foundation in our service delivery. We utilize and deploy internally developed and third party software solutions across various hardware environments. We operate an extensive internal voice and data network that links our global sites together in a multi-hub model that enables the rerouting of traffic. Also, we rely on multiple public communication channels for connectivity to our clients. Our clients are highly dependent upon the high availability and uncompromised security of our systems. These systems are subject to the risk of an extended interruption or outage due to many factors, such as system failures, acts of nature and intentional, unauthorized attacks from third parties. Accordingly, maintenance of and investment in these foundational components are critical to our success. If the reliability of our technology or network operations falls below required service levels, or a systemic fault affects the organization broadly, we may be obligated to pay performance penalties to our customers, and our business from existing and potential clients may be jeopardized and cause our revenue and cash flow to decrease.

Our earnings are affected by changes in foreign currency.

Our Customer Management business serves an increasing number of its U.S.-based clients using contact center capacity in the Philippines, India, Latin America and Canada. More than half of our approximately 73,000 contact center employees are located outside the United States. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by Customer Management to render services under these contracts is denominated in Philippine pesos, Indian rupees, Canadian dollars or Colombian pesos, which represents a foreign exchange exposure to the Company. We enter into forward exchange contracts and options to limit potential foreign currency exposure. As the U.S. dollar weakens the operating expenses of these contact centers, translated into U.S. dollars, increase. It is intended that the increase in operating expenses will be partially offset by gains realized through the settlement of the hedged instruments. As the derivative instruments that limit our potential foreign currency

Convergys Corporation 2011 Annual Report 10

exposures are entered into over a period of several years, the overall impact to earnings will be determined by both the timing of the derivative instruments and the movement of the U.S. dollar. In addition to the impact on our operating expenses that support dollar-denominated Customer Management contracts, changes in foreign currency impact the results of our international business units that are located outside of North America. While we monitor the creditworthiness of the counterparties to our foreign currency hedges, the counterparties to our hedge transactions are financial institutions or affiliates of financial institutions, and we are subject to risks that these counterparties become insolvent and fail to perform their financial obligations under these hedge transactions. Our hedging exposure to counterparty credit risk is not secured by any collateral.

The cash we hold may be subject to counterparty credit risk and we may not be able to repatriate to the U.S. cash held in foreign accounts without paying taxes

While we continuously monitor the creditworthiness of the institutions holding our cash, the recent global economic and credit crisis has weakened the creditworthiness of many financial institutions. If one or more of the institutions holding our cash were to experience cash flow problems or were to become subject to insolvency proceedings, we may not be able to recover some or all of our deposited cash. As of December 31, 2011, approximately 50% of our cash balances of $421.8 million was held in accounts outside of the United States, some of which would be subject to additional taxes if repatriated to the United States.

We may not be able to predict our future tax liabilities. If we become subject to increased levels of taxation or if tax contingencies are resolved adversely, our results of operations and financial condition could be adversely affected.

Due to the international nature of our operations, we are subject to the complex and varying tax laws and rules of several foreign jurisdictions. We may not be able to predict the amount of future tax liabilities to which we may become subject due to some of these complexities if our positions are challenged by local tax authorities. Any increase in the amount of taxation incurred as a result of challenges to our tax filing positions or due to legislative or regulatory changes could result in a material adverse effect on our business, results of operations and financial condition. We are subject to tax audits, including issues related to transfer pricing, in the United States and other jurisdictions. We have material tax-related contingent liabilities that are difficult to predict or quantify. While we believe that our current tax provisions are reasonable and appropriate, we cannot be assured that these items will be settled for the amounts accrued or that additional exposures will not be identified in the future or that additional tax reserves will not be provided for any such exposures.

Our results of operations could be adversely affected by litigation and other commitments and contingencies.

The Company faces risks arising from various unasserted and asserted litigation matters, including, but not limited to, commercial, securities law, tax and patent infringement claims. Unfavorable outcomes in pending litigation, or in future litigation, could negatively affect us.

In the ordinary course of business, we may make certain commitments, including representations, warranties and indemnities relating to current and past operations and divested businesses, and issue guarantees of third party obligations. The amounts of such commitments can only be estimated, and the actual amounts may differ materially from our estimates.

If we were required to make payments as a result of any of these matters and they exceed the amounts accrued, this could adversely affect our business, results of operations and financial condition.

We are susceptible to business and political risks from international operations that could result in reduced revenues or earnings.

We operate a global business and have facilities located throughout North and South America, Europe, the Middle East and the Asian Pacific region. In addition, as North American companies require additional off-shore customer management outsourcing capacity, we expect to continue expansion through start-up operations and acquisitions in foreign countries. Expansion of our existing international operations and entry into additional countries will require management attention and financial resources. There are certain risks inherent in conducting business internationally including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, changes in legal or regulatory requirements, difficulties in staffing

Convergys Corporation 2011 Annual Report 11

and managing foreign operations, inflation, political instability, compliance with the Foreign Corrupt Practices Act and other anti-corruption legislation and potentially adverse tax consequences. To the extent that we are adversely affected by these risks, our business could be adversely affected and our revenues and/or earnings could be reduced.

Our business is subject to many regulatory requirements, and current or future regulation could significantly increase our cost of doing business.

Our business is subject to many laws and regulatory requirements in the United States and the foreign countries in which we operate, covering such matters as labor relations, health care requirements, trade restrictions, tariffs, taxation, sanctions, data privacy, consumer protection, internal and disclosure control obligations, governmental affairs and immigration. In the U.S., as well as several of the other countries in which we operate, some of our services must comply with various laws and regulations regarding the method and timing of placing outbound telephone calls and the recording or monitoring of telephone calls. Many of these regulations, including those related to data privacy, are frequently changing and sometimes conflict among the various jurisdictions and countries in which we provide services. Violations of these laws and regulations, some of which can be conflicting, could result in liability for damages, fines, criminal prosecution, unfavorable publicity and restrictions on our ability to operate. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, results of operations and financial condition.

Because a substantial portion of our operating costs consist of labor costs, changes in governmental regulations (particularly in the foreign jurisdictions in which we operate) relating to wages, healthcare and healthcare reform and other benefits or employment taxes could have a material adverse effect on our business, results of operations or financial condition.

In addition, there has been political discussion and debate related to worldwide competitive sourcing, labor-related legislation and information-flow restrictions, particularly from the United States to off-shore locations. Federal and state legislation has been proposed that, if enacted, could restrict or discourage U.S. companies from outsourcing services outside of the U.S. Future legislation, if enacted, could have an adverse effect on our business, results of operations and financial condition.

Our failure to successfully acquire and integrate businesses could cause our business to suffer.

We consider acquisitions, particularly international acquisitions, to be part of our growth strategy; therefore, our expansion and growth will be dependent in part on our ability to successfully make acquisitions. We may not be able to identify and acquire appropriate acquisition candidates. In addition, there is a risk that we may not be able to successfully integrate acquired businesses and that acquired businesses might significantly under-perform relative to our expectations. If an acquisition is not successful, our revenues and profitability, and reputation, could be adversely affected.

Our business performance and growth plans may be negatively affected if we are unable to effectively manage changes in the application and use of technology.

The utilization of technology in our industry has and will continue to increase rapidly. Our future success depends, in part, upon our ability to develop and implement technology solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors or if our competitors develop more cost-effective technologies, it could have a material adverse effect on our ability to obtain and complete customer engagements. Also, if customer preferences for technology disproportionately outpace other interaction preferences, it could have a material adverse impact on our revenue profile and growth plans.

Defects or errors within our software could adversely affect our business.

Design defects or software errors may delay software introductions or reduce the satisfaction level of clients and may have a materially adverse effect on our business and results of operations. Our software is highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and/or correct. Since both

Convergys Corporation 2011 Annual Report 12

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

We also may experience short-term and/or longer-term fluctuations in client demand for services performed in one or more of our contact centers. Short term downward fluctuations may result in less than optimal site utilization for a period of time. Longer-term downward fluctuations may result in site closures. As a result, we may not achieve or maintain targeted site utilization levels, or site utilization levels may decrease over certain periods, and our profitability may suffer as a result.

The scope, size and complexity of implementations in our Information Management business could cause delays and cost overruns in those projects, which could adversely affect our business, results of operations and financial condition.

Our large Information Management contracts may be complex as they can involve multiple elements including software development and implementation, data migration, training and support and maintenance services. The implementation of certain contracts can take in excess of a year to complete. Due to the complexity of the implementations and changes in customer requirements, implementation cost overruns and delays are possible. Cost overruns can result in additional expense during the implementation period and over the life of the contract, which would likely affect the profitability of the contract and potentially result in charges. In addition, delays in completing the implementations can cause us to recognize revenue and profit from the contracts later than we anticipated when the initial contract was signed.

A large portion of our accounts receivable is payable by a limited number of clients and the inability of any of these clients to pay its accounts receivable could adversely affect our business.

Because a large portion of our revenue is generated from a limited number of clients, we often carry significant accounts receivable balances from our clients. While we closely monitor these balances, if a significant client were financially unable or unwilling, for any reason, to pay our accounts receivable, our income and cash flow would decrease. We have several important clients that are in industries, including automotive, that have been severely impacted by the current global economic slowdown. In addition, our income could be materially impacted by a number of small clients declaring bankruptcy within a short period of time.

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

Convergys Corporation 2011 Annual Report 13

changes in assumptions, estimates or developments in the business or the application of accounting principles related to long-term outsourcing contracts. Any such changes may have a significant or adverse effect on our reported results of operations and Consolidated Balance Sheet.

We may incur material restructuring charges in the future.

In the past, we have recorded restructuring charges related to involuntary employee terminations, various facility abandonments, and various other restructuring activities. We continually evaluate ways to reduce our operating expenses through new restructuring opportunities, including more effective utilization of our assets, workforce, and operating facilities. In addition, changing industry and market conditions may dictate strategic decisions to restructure some business units and discontinue others. As a result, there is a risk, which is increased during economic downturns and with expanded global operations, that we may incur material restructuring charges in the future.

We may incur additional non-cash goodwill impairment charges in the future.

As described in Note 6 of the Notes to Consolidated Financial Statements, we test goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicates the carrying value of goodwill may no longer be recoverable. In the fourth quarter of 2010, the Company recorded a non-cash goodwill impairment charge of $166.5. There can be no assurances that we will not incur charges in the future, particularly in the event of a prolonged economic slowdown.

Our controls and procedures may not prevent or detect all errors or acts of fraud.

Any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of controls must consider the benefits of controls relative to their costs. Controls cannot assure that no judgments in decision-making will be faulty or that breakdowns will not occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. While controls are designed with the intent of providing reasonable assurance of the effectiveness of the controls, such design is also based in part upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be prevented or detected, and we could lose investor confidence in the accuracy and completeness of our financial reports and other disclosures, which could have an adverse effect on our stock price.

The outsourcing and consulting markets in which we operate include a large number of service providers and are highly competitive.

Many of our competitors are expanding the services they offer in an attempt to gain additional business. In addition, new competitors, alliances among competitors or mergers of competitors could emerge and gain significant market share and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services that we offer or develop. Large and well-capitalized competitors may be able to better respond to the need for technological changes faster, price their services more aggressively, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share. Our customers routinely negotiate for better pricing, and in order to respond to increased competition and pricing pressure, we may be required to lower our pricing structure, which would have an adverse effect on our revenues and profit margin.

Many of our client contracts require a long selling cycle that can require significant resource commitments.

We have a long selling cycle for our services for new clients, which requires us to expend substantial time and resources educating them as to the value of our services and assessing the feasibility of integrating our systems and processes with theirs and, therefore, requires a significant investment of capital, resources and time by both our clients and us. Our selling cycle is subject to many risks and delays over which we have little or no control, including our clients' decision to choose alternatives to our services (such as other providers or in-house offshore resources) and the timing of our clients' budget cycles and approval processes.

Convergys Corporation 2011 Annual Report 14

Client consolidations could result in a loss of clients and adversely affect our business.

We serve clients in industries that have experienced a significant level of consolidation. We cannot assure that additional consolidations will not occur in which our clients acquire additional businesses or are acquired themselves. Such consolidations may result in the termination of an existing client contract, which could have an adverse effect on our business, results of operations and financial condition.

Our success is subject to the terms of our client contracts.

Most of our client contracts do not have minimum volume requirements, and the profitability of each client contract or work order may fluctuate, sometimes significantly, throughout various stages of the program. Certain contracts have performance-related bonus and/or penalty provisions which provide that the client may be required to pay us a bonus, or we may be required to issue the client a credit, based upon our meeting, or failing to meet, agreed-upon service levels and performance metrics. Our objective is to sign multi-year contracts with our clients; however, our contracts generally allow our client to terminate the contract for convenience or to reduce the amount of our services. We cannot be assured that our clients will not terminate their contracts before their scheduled expiration date, that the volume of services for these programs will not be reduced or that we will be able to avoid penalties or earn performance bonuses. In addition, we cannot be assured that each client contract will be profitable for us or that we will be able to terminate unprofitable contracts without incurring significant liabilities.

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

The volatility of our stock price may result in loss of investment.

The trading price of our common shares has been and may continue to be subject to substantial fluctuations over short and long periods of time. We believe that market prices of outsourced customer contact management services stocks in general have experienced volatility, which could affect the market price of our common stock regardless of our financial results or performance. We further believe that various factors such as general economic conditions, changes or volatility in the financial markets, changing market conditions in the outsourced customer contact management services industry, quarterly variations in our financial results, the announcement of acquisitions or divestitures, strategic partnerships or new product offerings, and changes in financial estimates and recommendations by securities analysts could cause the market price of our common shares to fluctuate substantially in the future.

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

We lease space for offices, data centers and contact centers. Domestic facilities are located in Arizona, California, Colorado, Florida, Georgia, Idaho, Kansas, Kentucky, Louisiana, Missouri, Nebraska, New Mexico, North Carolina, Ohio, Oklahoma, Tennessee, Texas, Utah, Virginia and Wisconsin. International facilities are located in Australia, Brazil, Canada, China, Colombia, Costa Rica, Egypt, England, France, Germany, India, Indonesia, Israel, Netherlands, the Philippines, Scotland, Singapore, South Africa, Spain, Sri Lanka, Taiwan, Thailand, the United Arab Emirates and Vietnam. Upon the expiration or termination of any such leases, we believe we could obtain comparable office space.

Convergys Corporation 2011 Annual Report 15

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

Item 4. Mine Safety Disclosures

Not applicable.

Convergys Corporation 2011 Annual Report 16

Item 4A. Executive Officers of the Registrant

The following information responds in part to the provisions of Part III, Item 10.

As of February 22, 2012, our Executive Officers were:

Name	Age	Title
Jeffrey H. Fox(a)	49	President and Chief Executive Officer
Earl C. Shanks	55	Chief Financial Officer
Julia A. Houston	41	Senior Vice President, General Counsel and Corporate Secretary
Andrea J. Ayers	48	President and Chief Operating Officer, Customer Management
James A. Goetz	54	Chief Information Officer and General Manager, Global Technology Solutions
Taylor C. Greenwald	44	Chief Accounting Officer, Vice President and Controller
Robert A. Lento	50	President, Information Management
(a) Member of the Board of Directors.

Officers are appointed annually, but are removable at the discretion of the Board of Directors.

JEFFREY H. FOX, President and Chief Executive Officer since February 2010; Principal and former Chief Executive Officer, The Circumference Group, LLC, an investing and advisory company focused on technology and the telecommunications business, 2009–2010; Chief Operating Officer, Alltel Corporation, a U.S. telecommunications carrier, 2007–2008; Group President - Shared Service, Alltel Corporation, 2003–2007.

EARL C. SHANKS, Chief Financial Officer since November 2003.

JULIA A. HOUSTON, Senior Vice President, General Counsel and Corporate Secretary since February 2011; Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary, Mirant Corporation, a wholesale electricity generator, 2009 –2011; Senior Vice President and Deputy General Counsel, Mirant Corporation, 2008–2009; Vice President, Assistant General Counsel and Corporate Secretary, Mirant Corporation, 2006–2008.

ANDREA J. AYERS, President and Chief Operating Officer, Customer Management since November 2010; President, Customer Management since April 2008; President, Relationship Technology Management, 2007–2008; President, Government and New Markets, 2005–2007.

JAMES A. GOETZ, Chief Information Officer and General Manager of Global Technology Solutions since August 2008; Chief Information Officer, ServiceMaster Company, a multi-service company serving both residential and commercial customers, 2000–2007.

TAYLOR C. GREENWALD, Chief Accounting Officer since February 2011; Vice President, Controller since 2010; Vice President of Finance, Human Resources Management, 2008–2010; Director of Finance, 2006–2007; Director of Investor Relations, 2002–2005.

ROBERT A. LENTO, President, Information Management since August 2007; President, Communications, Technology, Automotive Group, 2003–2007.

Convergys Corporation 2011 Annual Report 17

PART II
Item 5. Market for the Registrant’s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities

Convergys Corporation’s common shares, no par value, are listed on the New York Stock Exchange under the symbol “CVG.” As of January 31, 2012, there were 9,347 holders of record of the 115,892,561 common shares of Convergys, excluding amounts held in Treasury (185,426,779 outstanding common shares of Convergys, of which 69,534,218 were held in Treasury).

The high, low and closing prices of our common shares for each quarter in 2011 and 2010 are listed below:

Quarter	1st	2nd	3rd	4th
2011
High	$15.00	$14.63	$14.09	$13.02
Low	13.17	12.27	9.01	8.49
Close	14.36	13.64	9.38	12.77
2010
High	$13.09	$13.78	$11.31	$13.50
Low	10.57	9.76	9.50	10.53
Close	12.26	9.81	10.45	13.17

We have not paid any cash dividends on our common shares. Our Board of Directors re-evaluates this policy periodically. We repurchased 7.7 million of our common shares for $96.8 million during 2011, as summarized in the following table:

	Shares repurchased	Average price per share
January 2011	—	$—
February 2011	42,809	13.94
March 2011	1,343,495	13.82
April 2011	368,109	13.90
May 2011	338,000	13.80
June 2011	775,570	12.54
July 2011	—	—
August 2011	—	—
September 2011	—	—
October 2011	—	—
November 2011	4,219,400	11.94
December 2011	635,976	12.20
Total	7,723,359	$12.53

At December 31, 2011, the Company has the authority to repurchase up to an incremental $162.7 million of outstanding common shares. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity.

Performance Graph
The following Performance Graph compares, for the period from December 31, 2006 through December 31, 2011, the percentage change of the cumulative total shareholder return on the Company’s common shares with the cumulative total return of the S&P 500 Stock Index and the Custom Composite Index, based on an initial investment of $100 on December 31, 2006, with dividends reinvested.

Convergys Corporation 2011 Annual Report 18

	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11
Convergys Corp.	$100.00	69.22	26.96	45.21	55.38	53.70
S&P 500®	$100.00	105.49	66.46	84.05	96.71	98.75
Custom Composite Index	$100.00	85.45	46.91	70.22	66.24	60.60

The Custom Composite Index consists of Amdocs Limited, Comverse Technology Inc, CSG Systems International Inc, Sykes Enterprises Inc, Teleperformance and Teletech Holdings Inc.

Convergys Corporation 2011 Annual Report 19

Item 6. Selected Financial Data

(Amounts in Millions Except Per Share Amounts)	2011	2010	2009	2008	2007
Results of Operations
Revenues	$2,262.0	$2,203.4	$2,421.0	$2,526.3	$2,589.1
Costs and expenses (1) (2)	2,093.7	2,298.0	2,319.8	2,385.3	2,329.9
Operating income (loss)	168.3	(94.6)	101.2	141.0	259.2
Earnings and gain from Cellular Partnerships, net	285.2	47.2	41.0	35.7	14.3
Other income (expense), net	9.8	8.9	(17.2)	16.2	4.2
Interest expense	(16.1)	(19.5)	(28.9)	(22.5)	(16.8)
Income (loss) before income taxes	447.2	(58.0)	96.1	170.4	260.9
Income tax expense	118.9	16.7	11.6	23.9	78.5
Income (loss) from continuing operations	328.3	(74.7)	84.5	146.5	182.4
Income (loss) from discontinued operations (5)	6.5	21.5	(161.8)	(239.4)	(12.9)
Net income (loss)	$334.8	$(53.2)	$(77.3)	$(92.9)	$169.5
Basic Earnings (Loss) per share:
Continuing Operations	$2.73	$(0.61)	$0.69	$1.19	$1.36
Discontinued Operations	0.06	0.18	(1.32)	(1.94)	(0.10)
Net basic earnings (loss) per share	$2.79	$(0.43)	$(0.63)	$(0.75)	$1.26
Diluted Earnings (Loss) per share:
Continuing Operations	$2.67	$(0.61)	$0.68	$1.16	$1.32
Discontinued Operations	0.05	0.18	(1.30)	(1.90)	(0.09)
Net diluted earnings (loss) per share	$2.72	$(0.43)	$(0.62)	$(0.74)	$1.23
Weighted average common shares outstanding:
Basic	120.2	123.1	122.8	123.5	134.1
Diluted	122.9	123.1	124.9	125.8	137.7
Financial Position
Total assets	$2,325.9	$2,125.3	$2,605.8	$2,841.4	$2,564.3
Total debt and capital lease obligations	127.2	210.3	469.6	663.3	259.9
Shareholders’ equity	1,411.5	1,184.1	1,206.4	1,150.1	1,521.7
Other Data
Net cash flows from operating activities
Operating activities of continuing operations	$196.6	$217.2	$384.0	$206.4	$230.7
Operating activities of discontinued operations	—	(23.0)	(79.3)	25.1	(12.0)
	$196.6	$194.2	$304.7	$231.5	$218.7
Net cash flows provided by (used in) investing activities
Investing activities of continuing operations	$222.1	$(69.3)	$(74.5)	$(396.0)	$(66.5)
Investing activities of discontinued operations	—	70.0	(3.5)	(8.3)	(17.1)
	$222.1	$0.7	$(78.0)	$(404.3)	$(83.6)
Net cash flows (used in) provided by financing activities
Financing activities of continuing operations	$(183.0)	$(340.5)	$(132.3)	$289.8	$(250.7)
Financing activities of discontinued operations	—	—	(2.7)	2.7	—
	$(183.0)	$(340.5)	$(135.0)	$292.5	$(250.7)
Free cash flow (3)	$108.3	$127.9	$229.8	$139.4	$117.4
EBITDA (4)	$559.8	$68.9	$246.2	$313.9	$390.6

(1)
Costs and expenses include restructuring charges of $36.7, $43.3, $23.9 and $3.4 in 2010, 2009, 2008, and 2007, respectively, and asset impairment charges of $181.1, $3.1 and $2.7 in 2010, 2009 and 2007, respectively.

(2)
Costs and expenses also include $9.1, $32.1, $26.5 and $23.9 in 2010, 2009, 2008, and 2007, respectively, of certain costs previously allocated to the HR Management segment that do not qualify as discontinued operations and are reported as costs from continuing operations. The Company took actions to reduce these costs and earned transition service revenue, resulting from services being provided to the buyer subsequent to completion of the sale of HR Management, to offset these costs.

Convergys Corporation 2011 Annual Report 20

(3)
Free cash flow is not defined under accounting principles generally accepted in United States (U.S. GAAP) and is calculated as cash flows from operations less capital expenditures (net of proceeds from disposal). The Company uses free cash flow to assess the financial performance of the Company. Convergys’ Management believes that free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow facilitates Management’s ability to strengthen the Company’s balance sheet, to repay the Company’s debt obligations and to repurchase the Company’s common shares. Limitations associated with the use of free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Free cash flow includes $10 paid during the second quarter of 2010 in connection with the refinancing of the Orlando synthetic lease. Management compensates for these limitations by using both the non-GAAP measure, free cash flow, and the GAAP measure, cash from operating activities, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above. For more detail and a reconciliation of cash flows from operations to free cash flows, see the “Financial Condition, Liquidity and Capital Resources” section in Part 2, Item 7 of this report.

(4)
EBITDA is not defined under U.S. GAAP and is calculated as income from continuing operations plus tax expense, interest expense, depreciation and amortization. The Company uses EBITDA to monitor and evaluate the performance of the business and believes the presentation of this measure will enhance the investors’ ability to analyze trends in the business and evaluate the Company’s underlying performance relative to other companies in the industry. The Company also utilizes EBITDA in the calculations for certain employee incentive compensation plans. EBITDA should not be considered in isolation or as a substitute for income from continuing operations, net of tax or other income statement data prepared in accordance with U.S. GAAP and our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies. Management uses the non-GAAP measure, EBITDA, and the U.S. GAAP measure, income from continuing operations, net of tax, in evaluation of its underlying performance. There are no material purposes for which we use the non-GAAP measure beyond the purposes described above. The non-GAAP measure should be considered supplemental in nature and should not be considered in isolation or be construed as being more important than comparable GAAP measures. For more detail and reconciliation of income from continuing operations, net of tax, to EBITDA, see the “Financial Condition, Liquidity and Capital Resources” section in Part 2, Item 7 of this report.

(5)
Discontinued operations includes the historical financial results of the HR Management line of business, excluding certain costs referred to in note 2, above, that did not meet the criteria for such presentation.

Convergys Corporation 2011 Annual Report 21

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

As a result of the sale of the HR Management line of business, the operating results and assets and liabilities related to HR Management have been reflected as discontinued operations for all periods presented. Certain costs previously allocated to the HR Management segment that do not qualify for discontinued operations accounting treatment are now reported as costs from continuing operations within Corporate and Other. These costs previously allocated to HR Management that are now included in Corporate and Other within selling, general and administrative costs were $9.1 and $32.1 for the years ending December 31, 2010 and 2009, respectively. Beginning June 1, 2010, we began earning transition services revenues for services provided to the buyer under agreements lasting from three to eighteen months. Through the end of 2011, we earned $38.4 in revenue under these transition services agreements subsequent to the close of the sale. These revenues are reflected in Corporate and Other and largely offset the related costs described above incurred subsequent to June 1, 2010. While the length of the transition services agreements vary depending upon the type of service provided, we have taken and continue to take actions to reduce these costs and our expectation is that we will eliminate the underlying costs as the transition services are completed.

The total gain on the sale of HR Management amounted to $35.2 pretax and $5.6 after-tax at December 31, 2010. The sale of HR Management was a taxable transaction that resulted in $29.6 being recorded for the combined federal, state and foreign income tax obligation in 2010. Subsequently, in 2011, a $6.5 reduction to the tax on the gain on this transaction was recorded and has been reflected in Discontinued Operations. The high effective tax rate on the transaction was largely due to substantially lower tax basis in goodwill as compared to book value.

Customer Management
Our Customer Management segment, which accounted for approximately 85% of our consolidated revenues in 2011, partners with clients to deliver customer care solutions that enhance the value of their customer relationships. As an end-to-end single-source provider of self-service, agent-assisted and proactive care solutions, we combine consulting, innovative technology and agent-assisted services to optimize the customer experience and strengthen customer relationships.

Agent-related revenues, which account for approximately 90% of Customer Management revenues for 2011, are typically recognized as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. Customer Management remaining revenues are derived from the sale of premise-based and hosted automated self-care and technology solutions. License, professional and consulting and maintenance and software support services revenues recognized from sale of these advanced speech recognition solutions are recognized pursuant to authoritative guidance for software revenue recognition.

As more fully described below, Customer Management revenue increased 4% from the prior year to $1,918.8. Customer Management operating income and operating margin were $149.9 and 7.8%, respectively, in 2011, compared to an operating loss of $78.5 in 2010. The operating loss in the prior year was driven by an asset impairment charge of

Convergys Corporation 2011 Annual Report 22

$181.1, of which $166.5 relates to goodwill in the Customer Interaction Technology reporting unit (formerly referred to as the Relationship Technology Management reporting unit) and $14.6 relates to property, plant and equipment. Results also include restructuring charges of $1.0 in 2011 and $22.6 in 2010 primarily to adjust headcount to future revenue expectations and simplify operations.

Information Management
Our Information Management segment serves clients principally by providing and managing complex business support system (BSS) solutions.

In 2011, Information Management accounted for 15% of our consolidated revenues. License and related support and maintenance fees, which accounted for 40% of Information Management revenues for 2011, are earned under perpetual and term license arrangements. Professional and consulting services for installation, implementation, customization, migration, training and managed services accounted for 45% and data processing services accounted for 15% of Information Management revenues in 2011. As more fully described below under the heading “Information Management,” during 2011, Information Management revenue was $328.8, a 3% decline compared to last year largely due to a lower volume of license sales in 2011, partially offset by revenue from new clients. Information Management operating income and operating margin for 2011 were $37.2 and 11.3%, respectively, compared with $33.2 and 9.8%, respectively, in the prior year period. Operating income includes a net restructuring benefit of $1.2 in 2011 and restructuring charges of $8.0 in 2010.

Results of Operations
Consolidated Results

	2011	2010	% Change 11 vs. 10	2009	% Change 10 vs. 09
Revenues	$2,262.0	$2,203.4	3	$2,421.0	(9)
Costs and Expenses:
Cost of providing services and products sold (1)	1,420.5	1,340.9	6	1,461.6	(8)
Selling, general and administrative expenses	527.4	575.7	(8)	616.4	(7)
Research and development costs	49.3	56.2	(12)	74.2	(24)
Depreciation	86.9	97.3	(11)	110.3	(12)
Amortization	9.6	10.1	(5)	10.9	(7)
Restructuring charges	—	36.7	NM	43.3	(15)
Asset impairment	—	181.1	NM	3.1	NM
Total costs and expenses	2,093.7	2,298.0	(9)	2,319.8	(1)
Operating income (loss)	168.3	(94.6)	NM	101.2	NM
Earnings and gain from Cellular Partnerships, net	285.2	47.2	NM	41.0	15
Other income (expense), net	9.8	8.9	10	(17.2)	NM
Interest expense	(16.1)	(19.5)	(17)	(28.9)	(33)
Income (loss) before income taxes	447.2	(58.0)	NM	96.1	NM
Income tax expense	118.9	16.7	NM	11.6	NM
Income (loss) from continuing operations, net of tax	328.3	(74.7)	NM	84.5	NM
Income (loss) from discontinued operations, net of tax (benefit) expense of ($6.5), $39.0 and ($51.9)	6.5	21.5	(70)	(161.8)	NM
Net Income (Loss)	$334.8	$(53.2)	NM	$(77.3)	(31)
Diluted Earnings (Loss) Per Common Share:
Continuing Operations	$2.67	$(0.61)	NM	$0.68	NM
Discontinued Operations	0.05	0.18	(72)	(1.30)	NM
Net Diluted Earnings (Loss) Per Common Share	$2.72	$(0.43)	NM	$(0.62)	(31)

(1)	Exclusive of depreciation and amortization, with the exception of amortization of deferred charges.

Convergys Corporation 2011 Annual Report 23

2011 vs. 2010
Consolidated revenues for 2011 were $2,262.0 compared to $2,203.4 in 2010, reflecting a revenue increase in the Customer Management segment. We earned $14.4 in revenue in 2011 under transition services agreements subsequent to the sale of HR Management compared to $24.0 in the prior year. Operating income for 2011 was $168.3 compared to operating loss of $94.6 in the prior year. As described more fully under the "Customer Management" section, the operating results for 2010 include the impact of $181.1 asset impairment charges, consisting of $166.5 goodwill impairment and $14.6 property, plant and equipment impairment. Operating results for 2010 also include restructuring charges of $36.7, $6.4 of net post-employment benefit plan charges, $7.6 of severance and other transition costs associated with the change in the CEO of the Company in February 2010 and $9.1 of HR Management related costs that did not qualify for reporting as discontinued operations. Operating results for 2011 include $5 of insurance recoveries in excess of costs incurred, partially offset by the negative impact of a client bankruptcy. The transition services revenue above offsets the continuing HR Management related costs. We have substantially eliminated the underlying costs as the transition services were completed.

As a percentage of revenues, the cost of providing services and products sold was 62.8% compared to 60.9% in the prior year, reflecting our investment in new programs expected to deliver future revenue. Selling, general and administrative expenses of $527.4 decreased 8% from the prior year. As a percentage of revenues, selling, general and administrative expenses were 23.3% in 2011 compared to 26.1% in 2010 as a result of cost reduction actions previously taken, HR Management related costs not qualifying as discontinued operations in 2010, pension settlement charges in 2010, transition costs associated with the change in our CEO in 2010 and net insurance recoveries in 2011. The net pension and other post-employment benefit charges in 2010 were $6.4, consisting of a settlement charge of $6.8 and a Supplemental Executive Retirement Plan (SERP) curtailment benefit of $0.4. The 12% decrease in research and development costs compared to the prior year primarily reflects reductions in headcount. Compared to the prior year, the $10.4 decrease in depreciation expense reflects a lower depreciable asset base.

As discussed in more detail under the heading "Restructuring Charges" during 2011, we initiated an incremental restructuring plan resulting in a $2.8 severance charge largely to reduce headcount and align resources to future business needs. This charge was offset by a $2.8 reduction to previously established facility-related reserves based upon early termination and settlement of a lease for a previously abandoned facility and review of estimated future costs for other facilities. In addition, we recorded a restructuring charge of $36.7 during 2010 mostly related to the realignment of resources, including headcount and facilities, to expected revenues and the sale of the HR Management business.

During 2011, we recognized a pre-tax gain of $265.0, $171.8 net of tax, on the sale of our investment in the Cellular Partnerships, comprised of our 33.8% interest in Cincinnati SMSA Limited Partnership and our 45.0% interest in the Cincinnati SMSA Tower Holdings, LLC, to AT&T, the general partner and a limited partner in both partnerships. Upon the close of the sale on July 1, 2011, we received cash proceeds of $320. We recorded income from our investment in the Cellular Partnerships of $20.2 in 2011 prior to the sale compared to $47.2 for the full year in 2010.

Other income of $9.8 was primarily due to a pre-tax gain of $7.0 on the sale of the Finance and Accounting outsourcing line of business and foreign exchange transaction gains during 2011 compared to losses in prior year. The foreign exchange gains and losses arise from transactions denominated in a currency other than the functional currency. As discussed in further detail in the section titled "Market Risk," we periodically enter into forward exchange contracts to protect the Company against these foreign currency exposures. The gains and losses from these forward exchange contracts are reported within other income (expense), net. Other income of $8.9 in 2010 includes the benefit of a $14.9 reduction to a non-operating accrual. Interest expense improved to $16.1 from $19.5 in the prior year reflecting a lower level of debt outstanding during the course of the year. Our effective tax rate on net income from continuing operations was 26.6% in 2011, which includes tax expense of $93.2 from the sale of our interests in the Cellular Partnership and $25.5 of net tax benefits from international transactions and certain other discrete items. The tax holiday in India expired on March 31, 2011. The impact of this expiration was mitigated by expansion in other jurisdictions with lower tax rates. See Note 14 of the Notes to Consolidated Financial Statements for further discussion related to effective tax rates.

As a result of the factors above, the 2011 net income from continuing operations and diluted earnings per share from continuing operations were $328.3 and $2.67, respectively, compared with net loss from continuing operations and diluted loss per share from continuing operations of $74.7 and $0.61, respectively, in the prior year.

Convergys Corporation 2011 Annual Report 24

The results of discontinued operations for 2011 include a $6.5 tax benefit related to the HR Management business sold in the prior year. The results of discontinued operations for 2010 include the operating results of the HR Management business that was sold. The $21.5 income from discontinued operations, net of tax, recognized during 2010 reflects income, net of tax, of $15.9 from operating activities of the business prior to completion of the sale of all entities as well as a gain of $5.6, net of $29.6 tax, on the sale of the HR Management business. As a result of the foregoing, income from discontinued operations, net of tax, and income from discontinued operations per diluted share for 2011 were $6.5 and $0.05, respectively, compared to income from discontinued operations, net of tax, and income from discontinued operations per diluted share of $21.5 and $0.18, respectively, in 2010.

Total 2011 net income and earnings per diluted share were $334.8 and $2.72, respectively, compared with net loss and loss per diluted share of $53.2 and $0.43, respectively, in the prior year.

2010 vs. 2009
Consolidated revenues for 2010 were $2,203.4, down 9% compared to $2,421.0 in 2009, reflecting revenue decreases from both Customer Management and Information Management. Operating loss for 2010 was $94.6 compared to operating income of $101.2 in the prior year. The operating results for 2010 include the impact of $181.1 asset impairment charges in Customer Management, consisting of $166.5 related to goodwill impairment and $14.6 in property, plant and equipment impairment. Operating results for 2009 include the impact of a $3.1 asset impairment in Information Management. Operating results for 2010 and 2009 also include restructuring charges of $36.7 and $43.3, respectively, HR Management costs of $9.1 and $32.1, respectively, that did not quality for reporting as discontinued operations, $6.4 of net post-employment benefit plan charges and $7.6 of CEO transition related costs in 2010.

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

In 2010, we recorded equity income in the Cellular Partnerships of $47.2 compared to $41.0 recorded in 2009. The improvement in other income (expense) in 2010 primarily relates to a $14.9 benefit from a reduction in non-operating accruals and lower foreign exchange transaction losses. Interest expense decreased to $19.5 from $28.9 in the prior year reflecting a lower level of debt outstanding during the course of the year. For 2010, we recognized income tax expense of $16.7 on a net loss from continuing operations of $58.0. The net expense was largely driven by impairment of assets with a significantly lower tax basis than book basis, resulting in taxable income for the year.

As a result of the factors above, the 2010 net loss from continuing operations and diluted loss per share from continuing operations were $74.7 and $0.61, respectively, compared with net income from continuing operations and diluted earnings per share from continuing operations of $84.5 and $0.68, in the prior year.

The results from discontinued operations include the operating results of the HR Management business that were discontinued as a result of the sale of the business. Discontinued operations include revenues of $107.2 and $406.2 in 2010 and 2009, respectively. The $21.5 income from discontinued operations, net of tax, recognized during 2010 reflects income, net of tax, of $15.9 from operating activities of the business prior to completion of the sale as well as a $5.6 gain, net of $29.6 tax, on the sale of the HR Management business. The loss in 2009 included implementation-related impairment and contract settlement charges of $366.1, partially offset by accelerated recognition of $122.3 of

Convergys Corporation 2011 Annual Report 25

previously received and deferred implementation revenue related to two large HR Management contracts. As a result of the foregoing, the income from discontinued operations, net of tax and the earnings from discontinued operations per diluted share for 2010 were $21.5 and $0.18, respectively, compared to loss from discontinued operations, net of tax, and the loss from discontinued operations per diluted share of $161.8 and $1.30 in 2009.

Total 2010 net loss and loss per diluted share were $53.2 and $0.43, respectively, compared with net loss and loss per diluted share of $77.3 and $0.62, respectively in the prior year.

Non-GAAP Measures for 2011, 2010 and 2009

In order to assess the underlying operational performance of the continuing operations of the business, we provide non-GAAP measures in the table below that exclude the following: 1) the gain on the sale of our interests in the Cellular Partnerships of $265.0 in 2011; 2) the gain on the sale of the Finance and Accounting outsourcing line of business of $7.0 in 2011, reported within other income (expense), net; 3) certain costs previously allocated to the HR Management business that are now included in continuing operations as discussed above and in more detail in Note 3 of the Notes to Consolidated Financial Statements; these costs were $9.1 in 2010 and $32.1 in 2009; 4) a reduction of non-operating accruals by $14.9 during 2010, which is reported within other income (expense) net; 5) restructuring charges of $36.7 in 2010 and $43.3 in 2009; 6) severance and other transition costs associated with the change in the CEO of the Company in February 2010, which resulted in a negative impact to 2010 results from continuing operations of $7.6; 7) net pension and other post employment benefit charges of $6.4, consisting of a pension settlement charge of $6.8 and a SERP curtailment benefit of $0.4 in 2010; 8) asset impairment charges of $181.1 in 2010 and $3.1 in 2009; 9) for comparability to current period results, income from our investment in the Cellular Partnerships of $22.2 and $19.5 for the second half of 2010 and 2009, respectively, and, separately, for comparison to 2012 forecast, $20.2, $25.0 and $21.5 of earnings from the first half of 2011, 2010 and 2009, respectively, and; 10) net tax benefits from international transactions, including certain discrete items, of $25.5 in 2011.

We use operating income, income from continuing operations, net of tax and earnings per share data excluding the above items to assess the underlying operational performance of the continuing operations of the business for the year and to have a basis to compare underlying results to prior and future periods. Adjustments for these items are relevant in evaluating the overall performance of the business. Limitations associated with the use of these non-GAAP measures include that these measures do not include all of the amounts associated with our results as determined in accordance with GAAP. Management compensates for these limitations by using the non-GAAP measures, operating income, income from continuing operations, net of tax and diluted earnings per share excluding these items, and the GAAP measures, operating income, income from continuing operations, net of tax and diluted earnings per share, in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond those described above.

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

Reconciliation of GAAP EPS from Continuing Operations to non-GAAP EPS from Continuing Operations

Convergys Corporation 2011 Annual Report 26

	2011	2010	% Change 11 vs. 10	2009	% Change 10 vs. 09
Operating income (loss) as reported under U.S. GAAP	$168.3	$(94.6)	NM	$101.2	NM
Restructuring charges	—	36.7	NM	43.3	(15)
Net pension and OPEB charges	—	6.4	NM	—	NM
CEO transition costs	—	7.6	NM	—	NM
Asset Impairment		181.1	NM	3.1	NM
HR Management costs not qualifying as discontinued operations	—	9.1	NM	32.1	(72)
Total Charges	—	240.9	NM	78.5	NM
Adjusted Operating Income (a non-GAAP measure)	$168.3	$146.3	15	$179.7	(19)

	2011	2010	% Change 11 vs. 10	2009	% Change 10 vs. 09
Income (loss) from continuing operations, net of tax, as reported under U.S. GAAP	$328.3	$(74.7)	NM	$84.5	NM
Gain on Sale of Interests in Cellular Partnerships, net of tax	(171.8)	—	NM	—	NM
Income from continuing operations, net of tax, excluding the gain on sale of interests in Cellular Partnerships (a non-GAAP measure)	156.5	(74.7)	NM	84.5	NM
Total charges of $0.0, $240.9 and $78.5 for 2011, 2010 and 2009, from above, net of tax	—	209.2	NM	51.6	NM
Earnings from Cellular Partnerships of $22.2 and $19.5 for 2H of 2010 and 2009, net of tax	—	(14.4)	NM	(12.6)	14
Adjustment of tax to normalized rate	(25.5)	—	NM	—	NM
Gain on sale of F&A line of business of $7.0 for 2011, net of tax	(4.3)	—	NM	—	NM
Non-operating reserve reduction of $14.9, net of tax	—	(9.3)	NM	—	NM
Adjusted income from continuing operations, net of tax (a non-GAAP measure)	$126.7	$110.8	14	$123.5	(10)
Earnings from Cellular Partnerships of $20.2, $25.0 and $21.5 for 1H of 2011, 2010 and 2009, net of tax	$(13.1)	$(16.3)	(20)	$(14.0)	16
Adjusted income from continuing operations excluding income from Cellular Partnerships, net of tax (a non-GAAP measure)	$113.6	$94.5	20	$109.5	(14)

	2011	2010	% Change 11 vs. 10	2009	% Change 10 vs. 09
Diluted earnings (loss) per common share from continuing operations as reported under U.S. GAAP	$2.67	$(0.61)	NM	$0.68	NM
Impact of Gain on Sale of interests in Cellular Partnerships, net of tax	(1.40)	—	NM	—	NM
Diluted earnings per common share from continuing operations excluding the sale of interests in Cellular Partnerships (a non-GAAP measure)	1.27	(0.61)	NM	0.68	NM
Impact of net charges included in continuing operations, net of tax	(0.24)	1.49	NM	0.31	NM
Adjusted diluted earnings per common share from continuing operations (a non-GAAP measure)	$1.03	$0.88	17	$0.99	(11)
Net impact of earnings from interests in Cellular Partnerships for 1H of 2011, 2010 and 2009	$(0.11)	$(0.13)	(15)	$(0.11)	18
Adjusted diluted earnings per common share from continuing operations excluding earnings from Cellular Partnerships (a non-GAAP measure)	$0.92	$0.75	23	$0.88	(15)

Convergys Corporation 2011 Annual Report 27

Customer Management

	2011	2010	% Change 11 vs. 10	2009	% Change 10 vs. 09
Revenues:
Communications	$1,147.6	$1,053.8	9	$1,176.0	(10)
Technology	170.0	147.5	15	153.9	(4)
Financial services	208.0	241.5	(14)	288.1	(16)
Other	393.2	396.5	(1)	368.7	8
Total revenues	1,918.8	1,839.3	4	1,986.7	(7)
Costs and Expenses:
Cost of providing services and products sold	1,232.9	1,142.1	8	1,240.7	(8)
Selling, general and administrative expenses	453.3	480.6	(6)	507.8	(5)
Research and development costs	14.0	18.0	(22)	22.2	(19)
Depreciation	60.3	65.7	(8)	66.9	(2)
Amortization	7.4	7.7	(4)	7.3	5
Restructuring charges	1.0	22.6	(96)	7.9	NM
Asset Impairments	—	181.1	(100)	—	NM
Total costs and expenses	1,768.9	1,917.8	(8)	1,852.8	4
Operating Income (Loss)	$149.9	$(78.5)	NM	$133.9	NM
Operating Margin	7.8%	NM		6.7%

2011 vs. 2010
Revenues
Customer Management revenues for 2011 were $1,918.8, a 4% increase from 2010. Revenues from communications clients increased 9% from 2010 reflecting higher volumes with several clients. Revenues from technology clients increased 15% from 2010 due to new projects with existing and new clients. Revenues from financial services clients decreased 14% from 2010, primarily reflecting volume reductions and program completions, including client migrations from legacy technology offerings. Other revenues, which are comprised of clients outside of Customer Management's three largest industries, decreased 1% from 2010. This is primarily attributable to the completion of a short-term program for the U.S. Census Bureau in 2010, offset by revenue earned from new projects with existing and new clients.

Costs and Expenses
Customer Management total costs and expenses of $1,768.9 decreased 8% from 2010 costs of $1,917.8. Costs in 2010 include $181.1 of non-cash impairment charges in the Customer Interaction Technology (CIT) reporting unit (formerly referred to as the Relationship Technology Management reporting unit), consisting of $166.5 for the impairment of goodwill and $14.6 for the impairment of certain property, plant and equipment classified as Held-for-Sale at December 31, 2010.

Customer Management costs of providing services and products sold increased 8% to $1,232.9 from 2010. As a percentage of revenues, cost of providing services and products sold was 64.3% compared to 62.1% in the prior year, primarily reflecting our investment in new programs expected to deliver future revenue. Selling, general and administrative expenses of $453.3 in 2011 decreased 6% as compared to $480.6 in the prior year reflecting cost reduction actions previously taken and approximately $5 of net insurance recoveries partially offset by incremental investment in sales and marketing efforts. As a percentage of revenue, selling, general and administrative expenses were 23.6% compared to 26.1% in the prior year. Research and development costs of $14.0 decreased $4.0 compared to 2010 due to reductions in headcount. Depreciation expense of $60.3 decreased $5.4 from the prior year due to a lower depreciable asset base.

As discussed in more detail under the "Restructuring Charges" heading, as a result of operational changes, we recorded a restructuring charge of $1.0 for Customer Management during 2011, to reduce headcount and align resources to

Convergys Corporation 2011 Annual Report 28

expected revenues, and a charge of $22.6 during 2010 mostly related to the alignment of resources, including headcount and facilities, to expected revenues.

Operating Income
As a result of the foregoing, Customer Management 2011 operating income and margin were $149.9 and 7.8%, respectively, compared with operating loss of $78.5 in the prior year.

2010 vs. 2009
Revenues
Customer Management revenues for 2010 were $1,839.3, a 7% decrease from 2009. The decrease in revenues was largely driven by our clients’ own volume declines, offshore volume shifts, lower sales of technology solutions and some client program completions in 2010. These revenue declines were partially offset by revenue increases with several other clients. Revenues from communications clients decreased 10% from 2009, primarily reflecting a reduction in spending by a few communications clients largely due to the decline in their volumes as well as off-shore volume shifts and lower sales of technology solutions. Revenues from financial services clients decreased 16% from 2009, primarily due to client program completions and volume reductions. Revenues from technology clients decreased 4% primarily due to volume reductions. Other revenues, which are comprised of clients outside of Customer Management’s three largest industries, increased 8% from 2009. This increase is primarily attributed to a short-term program for the U.S. Census Bureau that was completed by the end of the third quarter of 2010 as well as other new clients, partially offset by a decrease in volume from several clients as a result of continued volume softness.

Costs and Expenses
Customer Management total costs and expenses were $1,917.8, a 4% increase from the prior year. Costs include $181.1 of non-cash impairment charges in the CIT reporting unit, consisting of $166.5 for the impairment of goodwill and $14.6 for the impairment of certain property, plant and equipment.

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

Non-GAAP measures for 2011, 2010 and 2009
In order to assess the underlying operational performance of the continuing operations of the business, we provide non-GAAP measures in the table below that exclude restructuring charges of $1.0, $22.6 and $7.9 in 2011, 2010 and 2009, respectively, and asset impairment charges of $181.1, including $166.5 of goodwill and $14.6 of property, plant and equipment, incurred during 2010.

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

Convergys Corporation 2011 Annual Report 29

Reconciliation of Customer Management GAAP Operating Income to non-GAAP Operating Income

	2011	2010	2009
Operating income (loss) as reported under U.S. GAAP	$149.9	$(78.5)	$133.9
Restructuring charges	1.0	22.6	7.9
Asset Impairment	—	181.1	—
Adjusted operating income (a non-GAAP measure)	$150.9	$125.2	$141.8
Adjusted operating margin (a non-GAAP measure)	7.9%	6.8%	7.1%

Information Management

	2011	2010	% Change 11 vs. 10	2009	% Change 10 vs. 09
Revenues:
Data processing	$48.1	$63.9	(25)	$113.9	(44)
Professional and consulting	148.2	131.5	13	159.0	(17)
License and other	132.5	144.7	(8)	161.4	(10)
Total revenues	328.8	340.1	(3)	434.3	(22)
Costs and Expenses:
Cost of providing services and products sold	176.8	178.5	(1)	220.8	(19)
Selling, general and administrative expenses	64.6	65.5	(1)	79.9	(18)
Research and development costs	35.3	38.1	(7)	52.0	(27)
Depreciation	13.9	14.3	(3)	22.6	(37)
Amortization	2.2	2.5	(12)	3.6	(31)
Restructuring charges	(1.2)	8.0	NM	30.4	(74)
Asset impairments	—	—	NM	3.1	NM
Total costs and expenses	291.6	306.9	(5)	412.4	(26)
Operating Income	$37.2	$33.2	12	$21.9	52
Operating Margin	11.3%	9.8%		5.0%

2011 vs. 2010
Revenues
Information Management revenues of $328.8 in 2011 decreased 3% from the prior year. Data processing revenues of $48.1 decreased 25% from the prior year. This primarily reflects a project completion for one client with subsequent revenue from that client classified as professional and consulting revenue, partially offset by revenue from a new customer that went live during 2011. Professional and consulting revenues of $148.2 increased 13% from 2010 primarily due to services performed subsequent to the completion of the transition of an existing client to a new platform and increased client volumes, partially offset by project completions. License and other revenue decreased 8% from the prior year primarily due to a lower volume of non-recurring license sales.

Costs and Expenses
Information Management costs and expenses were $291.6, a 5% decrease from the prior year. Compared to the prior year, Information Management's cost of providing services and products sold decreased 1% to $176.8. As a percentage of revenues, cost of providing services and products sold was 53.8% in 2011 compared to 52.5% in 2010 primarily reflecting the shift in revenue mix from higher margin data processing revenue to lower margin professional and consulting revenue. Selling, general and administrative expenses of $64.6 in 2011 decreased 1% compared to $65.5 in the prior year due to cost reduction actions previously taken, partially offset by incremental investment in sales efforts. As a percentage of revenues, selling, general and administrative expenses were 19.6% in 2011 compared to 19.3% in the prior year. Research and development costs of $35.3 decreased $2.8 from 2010 primarily as a result of headcount reductions as we continue to focus on development activities that have the highest impact for our clients and as we continue to leverage our off-shore capabilities. Depreciation expense of $13.9 decreased $0.4 from the prior year due to a lower depreciable asset base.

Convergys Corporation 2011 Annual Report 30

As discussed in more detail under the "Restructuring Charges" heading, as a result of operational changes, we recorded a severance related charge of $1.6 during 2011 primarily to reduce headcount and align resources to future business needs. This severance charge was offset by a $2.8 net benefit from an adjustment of a previously abandoned facility during 2011 and review of estimated future costs for other facilities. As a result of the severance charge and net facility benefit, we recorded a net $1.2 restructuring benefit for 2011. We also recorded a restructuring charge of $8.0 in 2010 to reduce headcount and align resources to future business needs.

Operating Income
As a result of the foregoing, Information Management operating income and operating margin in 2011 were $37.2 and 11.3%, respectively, compared with $33.2 and 9.8%, respectively in the prior year.

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

As discussed in more detail under the "Restructuring Charges" heading, we recorded restructuring charges of $8.0 in 2010 largely to reduce headcount and align resources to business needs. We also recorded a restructuring charges of $30.4 in 2009 related to both consolidating facilities and reductions in headcount.

Operating Income
As a result of the foregoing, Information Management 2010 operating income and operating margin were $33.2 and 9.8%, respectively, compared with $21.9 and 5.0%, respectively, in the prior year.

Non-GAAP measures for 2011, 2010 and 2009
In order to assess the underlying operational performance of the continuing operations of the business, we provide non-GAAP measures in the table below that exclude a restructuring benefit of $1.2 in 2011 and restructuring charges of $8.0 and $30.4 in 2010 and 2009, respectively, and asset impairment charges of $3.1 incurred during 2009.

We use Information Management operating income excluding restructuring and asset impairment charges to assess the underlying operational performance of the continuing operations of the business for the year and to have a basis to compare underlying operating results to prior and future periods. Adjustments for these charges are relevant in evaluating the overall performance of the business. Limitations associated with the use of this non-GAAP measure include that this measure does not include all of the amounts associated with our results as determined in accordance with GAAP. Management compensates for these limitations by using the non-GAAP measure, operating income excluding the charges, and the GAAP measure, operating income, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measure beyond those described above.

Convergys Corporation 2011 Annual Report 31

Reconciliation of Information Management GAAP Operating Income to non-GAAP Operating Income

	2011	2010	2009
Operating income as reported under U.S. GAAP	$37.2	$33.2	$21.9
Restructuring charges	(1.2)	8.0	30.4
Asset Impairment	—	—	3.1
Adjusted operating income (a non-GAAP measure)	$36.0	$41.2	$55.4
Adjusted operating margin (a non-GAAP measure)	10.9%	12.1%	12.8%

Restructuring Charges
As discussed in Note 8 of the Notes to Consolidated Financial Statements, we recorded the following restructuring charges:

2011 Restructuring
During 2011, we initiated operational changes that resulted in severance costs of $2.8 largely to reduce headcount and align resources to future business needs. This charge was offset by a $2.8 reduction to previously established facility-related reserves, as described below. The $2.8 of severance-related charges were comprised of $1.6 at Information Management, $1.0 at Customer Management and $0.2 at Corporate. Severance actions impacted approximately 100 professional employees worldwide and charges will largely be paid in cash pursuant to our existing severance policy and employment agreements. These actions were substantially completed by the end of 2011.

Restructuring liability activity for the 2011 severance plan, the balance of which is included within payables, deferred revenue and other current liabilities on the Company's Consolidated Balance Sheets, consisted of the following:

2011
Balance at January 1	$—
Severance charge	2.8
Severance payments	(2.6)
Balance as of December 31	$0.2

The severance actions, when completed, are expected to result in cost reductions in excess of $10 on an annualized basis. The impact of this benefit will be spread across our operating expenses, particularly within the selling, general and administrative expense and cost of providing services and products sold captions of our Consolidated Statements of Operations and Comprehensive Income (Loss). When completed, the severance actions are also expected to result in cash savings in excess of $10 on an annualized basis. We do not believe that the impact on our overall liquidity is material.

2010 Restructuring
During 2010, we initiated a restructuring plan to simplify operations across the business and shift capacity to reflect future expected revenue growth. The total charge recorded in 2010 was $36.7 ($23.2 after tax), including $22.4 of severance-related charges and $14.3 of facility-related charges. The $22.4 of severance-related charges were comprised of $13.3 at Customer Management and $3.0 at Information Management, largely to reduce headcount and align resources to business needs and $6.1 at Corporate to further simplify operations and to reflect the impact of the sale of the HR Management line of business. The severance charge of $22.4 was largely paid in cash pursuant to our existing severance policy and employment agreements. These actions affected approximately 1,000 professional employees and approximately 1,400 non-salaried employees worldwide and were substantially completed by December 31, 2011. The facility-related charge of $14.3 relates to lease rent accruals and penalties for properties that have closed as the result of consolidating facilities and shifting capacity. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. We used estimates, based on consultation with our real estate advisors, to determine the proceeds from any future sublease agreements. We will continue to evaluate these estimates in recording the facilities abandonment charge. Consequently, there may be

Convergys Corporation 2011 Annual Report 32

additional reversals or charges related to this facility closure in the future. Therefore, the Company reviews the facility-related reserves on a facility basis rather than a restructuring charge basis. At December 31, 2011 the facility-related restructuring reserve for all reserved facilities had an outstanding balance of $9.6, which will be paid over several years until the lease term expires.

Restructuring liability activity for the 2010 severance plan, the balance of which is included within payables, deferred revenue and other current liabilities on the Company's Consolidated Balance Sheets, consisted of the following:

	2011	2010
Balance at January 1	$12.4	$—
Severance charge	—	22.4
Severance payments	(11.4)	(10.0)
Balance at December 31	$1.0	$12.4

The restructuring actions resulted in cost reductions in excess of $50 on an annualized basis. The impact of this benefit will be spread across our operating expenses, particularly within the selling, general and administrative expense and cost of providing services and products sold captions of our Consolidated Statements of Operations and Comprehensive Income (Loss). The severance actions are expected to result in cash savings in excess of $40 on an annualized basis. We do not believe that the impact on our overall liquidity is material.

2009 Restructuring
During 2009, we initiated restructuring plans of $43.3 to reduce headcount and align resources to future business needs. The total charge recorded in 2009 included $27.0 of severance-related charges and $16.3 of facility-related charges. Severance charges were comprised of $15.3 at Information Management related to shifting the geographic mix of certain resources and further streamlining of operations, $6.7 at Customer Management, resulting from a reduction in one international program and efforts to streamline operations and $5.0 at Corporate to reduce headcount. All severance charges were largely paid in cash pursuant to our existing severance policy and employment agreements. The severance actions were completed by March 31, 2011. The facility-related charge relates to lease rent accruals for properties that have closed as the result of consolidating facilities, consistent with the methodology discussed in connection with the 2010 restructuring. The facility-related reserve related to this charge is encompassed within the total outstanding facility balance of $9.6 referred to above, which will be paid over several years until the leases expire.

The restructuring actions taken resulted in cost reductions in excess of $50 in 2010. The impact of this benefit was spread across our operating expenses, particularly within the selling, general and administrative expense and cost of providing services and products sold captions of our Consolidated Statements of Operations and Comprehensive Income (Loss). These actions also had a positive cash flow impact in the range of $20-$25 in 2010. We do not believe that the impact on our overall liquidity is material.

Facilities Restructuring
The Company's facilities restructuring reserves are equal to estimated future costs associated with the facilities, net of proceeds from any probable future sublease agreements. The Company uses estimates, based on consultation with the Company's real estate advisors, to determine the proceeds from any future sublease agreements. The Company continues to evaluate these estimates in recording the facilities abandonment charge. Based upon early termination and settlement of a lease for a previously abandoned facility during 2011 and review of estimated future costs for other facilities, the Company recorded a net benefit of $2.8 to reduce the remaining reserves. Restructuring liability for the facilities plans, the balance of which is included within payables, deferred revenue and other current liabilities on the Company's Consolidated Balance Sheets, consisted of the following:

Convergys Corporation 2011 Annual Report 33

	2011	2010	2009
Balance at January 1	$20.7	$16.0	$—
Facility charge	—	14.3	16.3
Facility payments	(8.3)	(9.6)	(0.3)
Facility adjustments	(2.8)	—	—
Balance at December 31	$9.6	$20.7	$16.0

Client Concentration
During 2011, our three largest clients accounted for 41.9% of our revenues, compared to 37.6% in the prior year. We serve AT&T, our largest client accounting for 21.6% of our revenues in 2011, under Customer Management and Information Management contracts. We serve Comcast and DIRECTV, our second and third largest clients accounting for 10.2% and 10.1%, respectively, of our revenues in 2011 under Customer Management contracts. Volumes under certain of our long-term contracts are subject to variation based on, among other things, general economic conditions, client outsourcing trends and seasonal patterns in our clients' businesses.

Business Outlook
Convergys expects continuing revenue growth and earnings improvement for the full year 2012 compared with 2011 adjusted results, including:

•	Customer Management revenue to exceed $1,960 increasing from $1,919 last year;

•	Information Management revenue of $330 to $340, increasing from $329 last year;

•	EBITDA of $270 to $280, improving from adjusted EBITDA of $268 last year;

•	Effective tax rate to approximate 25%;

•	Diluted shares outstanding to approximate 120, and;

•	EPS of $0.95 to $1.00, improving from adjusted EPS of $0.92 last year.

The Company expects first-half 2012 results similar to adjusted results in the same period last year and also expects second-half 2012 results to exceed first-half 2012 results.

A reconciliation of 2011 GAAP to 2011 non-GAAP and adjusted EBITDA, excluding equity earnings from the Cellular Partnerships and the impacts of its sale, Finance and Accounting business sale impacts, and certain other tax items, is as follows:

Convergys Corporation 2011 Annual Report 34

CONVERGYS CORPORATION
Reconciliation of GAAP results from Continuing Operations to Non-GAAP metrics for Comparison to 2012 Guidance
(In Millions Except Per Share Amounts)

	2011
	Q1	Q2	Q3	Q4	YTD
Net Income from Continuing Operations under U.S GAAP	$34.9	$31.7	$213.7	$48.0	$328.3
Income from Cellular Partnerships, net of tax of $10.2 and $10.0, net of tax	(6.6)	(6.5)	—	—	(13.1)
Gain on sale of interests in Cellular Partnerships of $265.0, net of tax	—	—	(171.8)	—	(171.8)
Gain on sale of F&A business of $7.0, net of tax	(4.3)	—	—	—	(4.3)
Impact of normalization of effective tax rate for discrete and other items	—	—	(11.3)	(14.2)	(25.5)
Adjusted Net Income from Continuing Operations (a non-GAAP measure)	$23.9	$25.2	$30.6	$33.8	$113.5

Earnings Per Share from Continuing Operations under U.S. GAAP	$0.28	$0.26	$1.75	$0.40	$2.67
Net impact of items above per adjusted diluted share	(0.09)	(0.05)	(1.50)	(0.12)	(1.75)
Adjusted Earnings Per Share from Continuing Operations (a non-GAAP measure)	$0.19	$0.20	$0.25	$0.28	$0.92

Net Income from Continuing Operations under U.S. GAAP	$34.9	$31.7	$213.7	$48.0	$328.3
Depreciation and Amortization	23.5	23.6	24.0	25.4	96.5
Interest expense	4.6	4.3	3.6	3.6	16.1
Income tax expense	15.3	12.3	92.4	(1.1)	118.9
EBITDA	$78.3	$71.9	$333.7	$75.9	$559.8

Income from Cellular Partnerships	(10.2)	(10.0)	—	—	(20.2)
Gain on sale of interests in Cellular Partnerships	—	—	(265.0)	—	(265.0)
Gain on sale of F&A business	(7.0)	—	—	—	(7.0)
Adjusted EBITDA	$61.1	$61.9	$68.7	$75.9	$267.6

Financial Condition, Liquidity and Capital Resources
Liquidity and Cash Flows
We use existing cash and the net cash generated from ongoing operations to fund those operations, invest in the business and make required debt payments. We also believe available borrowings under existing credit facilities will provide additional ability to invest in the business.

Cash flows from operating activities generally provide us with a significant source of funding for our investing and financing activities. Cash flows for 2011, 2010, and 2009 were as follows:

Convergys Corporation 2011 Annual Report 35

	2011	2010	2009
Net cash flows from operating activities
Operating activities of continuing operations	$196.6	$217.2	$384.0
Operating activities of discontinued operations	—	(23.0)	(79.3)
	$196.6	$194.2	$304.7
Net cash flows provided by (used in) investing activities
Investing activities of continuing operations	$222.1	$(69.3)	$(74.5)
Investing activities of discontinued operations	—	70.0	(3.5)
	$222.1	$0.7	$(78.0)
Net cash flows used in financing activities
Financing activities of continuing operations	$(183.0)	$(340.5)	$(132.3)
Financing activities of discontinued operations	—	—	(2.7)
	$(183.0)	$(340.5)	$(135.0)

Cash flows from operating activities totaled $196.6 in 2011, compared to $194.2 in 2010, and $304.7 in 2009. Cash flows provided by continuing operations for 2011 was $196.6 compared to $217.2 and $384.0 in 2010 and 2009, respectively. Excluding the impact of discontinued operations, the decrease in 2011 was primarily the result of the receipt of tax refunds of approximately $48 in 2010, increased net implementation spending in 2011 and the timing of net working capital. The decrease from 2009 to 2010 largely was due to the timing of working capital requirements, including accounts receivable, as well as to the decline in operating income, partially offset by receipt of tax refunds of approximately $48. Cash flows used in discontinued operations for 2010 and 2009 were $23.0,and $79.3, respectively. The improvement was primarily due to a decline in the net implementation spending in 2010 compared to 2009, partially offset by cash payments of $28.2 for certain obligations of the HR Management business in connection with and at the time of the substantial completion of the sale of the business. Days sales outstanding at December 31, 2011 was 60 days compared to 60 and 59 at December 31, 2010 and 2009, respectively. This performance measure is computed as follows: receivables, net of allowances, divided by average daily revenue.

We received $222.1 from investing activities during 2011, which included cash proceeds of $320.0 from the sale of the Cellular Partnership interests, $3.1 from the sale of assets, and $10.0 from the sale of the Finance and Accounting outsourcing line of business, partially offset by $88.3 of capital expenditures and $22.7 of purchases of investment securities. Cash flow provided by investing activities was $0.7 in 2010, which included $70.0 from discontinued operations related to the sale of the HR Management line of business, and capital expenditures of $66.0. In 2009, we used $78.0 for investing activities, including $3.5 related to discontinued operations.

Cash flows used for financing activities were $183.0 during 2011, $340.5 during 2010 and $135.0 in 2009. During 2011, we repurchased 7.7 of our common shares for $96.8 and repaid $86.0 on our outstanding borrowings. During 2010, we repaid the entire $400.0 outstanding balance on our Five-Year Competitive Advance and Revolving Credit Facility and borrowed $85.0 on our accounts receivable securitization facility, net of repayments. We also repurchased our common shares for $24.9 during 2010. During 2009 we repaid approximately $130 of our 4.875% Senior Notes.

As of December 31, 2011, our credit ratings and outlook are as follows:

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

Convergys Corporation 2011 Annual Report 36

Computation of Free Cash Flows:	2011	2010	2009
Net cash flow from operations	$196.6	$194.2	$304.7
Capital expenditures, net of proceeds from disposal of assets	(88.3)	(66.3)	(74.9)
Free Cash Flows (a non-GAAP measure)	$108.3	$127.9	$229.8
Payments made to settle obligations of HR Management in connection with and upon substantial completion of the sale of the business	—	28.2	—
Payments made related to CEO transition	—	8.0	—
Adjusted free cash flow (a non-GAAP measure)	$108.3	$164.1	$229.8

Free cash flows, as defined as above, were $108.3, $127.9, and $229.8 for 2011, 2010, and 2009, respectively. Free cash flow for 2010 includes cash payments of $28.2 made to settle obligations of the HR Management business in connection with and at the time of the substantial completion of the sale of that business and $8.0 of cash payments made related to the CEO transition. Excluding these payments, adjusted free cash flow for 2011, 2010 and 2009 was $108.3, $164.1 and $229.8, respectively. The decrease in adjusted free cash flow of $55.8 from 2010 was due to lower cash generated from operating activities during 2011 as explained above. The decrease from 2009 to 2010 was due to lower cash generated from activities during 2010 as a result of the timing of working capital requirements, including accounts receivable, as well as lower operating income, partially offset by the positive impact of the receipt of tax refunds of approximately $48 in 2010 and lower capital expenditures. Adjusted free cash flow for 2010 also includes $10.0 paid in connection with the refinancing of the Orlando synthetic lease

We believe that free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow facilitates management’s ability to strengthen the Company’s balance sheet, to repay the Company’s debt obligations and to repurchase the Company’s common shares. Limitations associated with the use of free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by utilizing both the non-GAAP measures, free cash flow and adjusted free cash flow, and the GAAP measure, net cash flows from operating activities, in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond the purposes described above.

We define adjusted EBITDA as earnings from continuing operations before interest, taxes, depreciation and amortization, excluding the gain on sale of our interests in the Cellular Partnership, earnings from our investments in the Cellular Partnerships in the second half of 2010 and 2009 for comparability to 2011, gain on sale of the Finance and Accounting outsourcing line of business, asset impairment charges, the HR Management related impacts, restructuring charges, CEO transition costs, non-operating reserve reduction and pension settlement costs. EBITDA excluding only the gain on the sale of the Cellular Partnerships was $294.8, $68.9 and $246.2 for 2011, 2010 and 2009, respectively. Excluding all these items, adjusted EBITDA was $287.8, $272.7 and $305.2 for 2011, 2010 and 2009, respectively. For comparison to 2012 forecast, we also provide adjusted EBITDA excluding earnings from the Cellular Partnerships for the first half of 2011, 2010 and 2009. Excluding first half earnings, adjusted EBITDA was $267.6, $247.7 and $283.7 for 2011, 2010 and 2009, respectively.

A reconciliation of the GAAP measure, earnings from continuing operations, to the non-GAAP measures EBITDA and adjusted EBITDA is as follows:

Convergys Corporation 2011 Annual Report 37

	2011	2010	2009
Income (Loss) from Continuing Operations, net of tax	$328.3	$(74.7)	$84.5
Depreciation and Amortization	96.5	107.4	121.2
Interest expense	16.1	19.5	28.9
Income tax expense	118.9	16.7	11.6
EBITDA (a non-GAAP measure)	559.8	68.9	246.2
Gain on sale of interests in Cellular Partnerships	(265.0)	—	—
EBITDA excluding gain on sale of interests in Cellular Partnerships	294.8	68.9	246.2
Asset impairment charges	—	181.1	3.1
Earnings from Cellular Partnerships in 2H 2010 and 2009	—	(22.2)	(19.5)
Gain on sale of Finance and Accounting outsourcing line of business	(7.0)	—	—
Restructuring charges	—	36.7	43.3
HR Management related costs not qualifying as Discontinued Operations	—	9.1	32.1
CEO transition costs	—	7.6	—
Pension plan settlement charges	—	6.4	—
Non-operating reserve reduction	—	(14.9)	—
Adjusted EBITDA (a non-GAAP measure)	$287.8	$272.7	$305.2
Earnings from Cellular Partnerships in 1H 2011, 2010 and 2009	$(20.2)	$(25.0)	$(21.5)
Adjusted EBITDA excluding Cellular Partnership earnings (a non-GAAP measure)	$267.6	$247.7	$283.7

Management uses EBITDA and adjusted EBITDA to monitor and evaluate the performance of the business and believes the presentation of these measures will enhance investors’ ability to analyze trends in the business and evaluate the Company’s underlying performance relative to other companies in the industry. The Company also uses EBITDA and Adjusted EBITDA in the calculations for certain employee incentive compensation plans. Adjusted EBITDA should not be considered in isolation or as a substitute for income from continuing operations, net of tax, or other income statement data prepared in accordance with GAAP and our presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. Management uses both the non-GAAP measure, adjusted EBITDA, and the GAAP measure, income from continuing operations, net of tax, in its evaluation of underlying performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above. This non-GAAP measure should be considered supplemental in nature and should not be construed as being more important that comparable GAAP measures.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments
At December 31, 2011, total capitalization was $1,538.7, consisting of $127.2 of short-term and long-term debt and capital lease obligations and $1,411.5 of equity. At December 31, 2010, total capitalization was $1,394.4, consisting of $210.3 of short-term and long-term debt and capital lease obligations and $1,184.1 of equity. The total debt-to-capital ratio at December 31, 2011 was 8.3%, which compares to 15.1% at December 31, 2010. The decrease in this ratio is due to a lower level of borrowings and higher level of equity in 2011 compared to 2010.

On March, 11, 2011, we entered into a $300 Four-Year Competitive Advance and Revolving Credit Facility Agreement (the New Credit Facility). This New Credit Facility replaces our $400 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the Prior Credit Facility), dated as of October 20, 2006 and as amended subsequently, among Convergys and a group of financial institutions. In connection with our entry into the New Credit Facility, we terminated the Prior Credit Facility. There were no balances outstanding under the Prior Revolving Facility at December 31, 2010.

We have two borrowing options available under the New Credit Facility: (i) a competitive advance option which is provided on an uncommitted competitive advance basis through an auction mechanism and (ii) a revolving credit option which is provided on a committed basis. Under each option, amounts borrowed and repaid may be re-borrowed subject to availability. Borrowings under the New Credit Facility bear interest at one of the rates described in the New Credit Facility. The New Credit Facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios (as defined in the New Credit Facility). The Company’s interest coverage ratio, defined as the ratio of EBITDA to consolidated interest expense, cannot be less than 4.00 to 1.00 as determined on a rolling four quarter basis. Our debt-to-EBITDA ratio cannot be greater than 3.00 to 1.00 until December 31, 2012 and 2.75 to 1.00

Convergys Corporation 2011 Annual Report 38

after December 31, 2012. The New Credit Facility also contains customary representations and warranties. In the event of a default, the lenders may terminate the commitments and declare the amounts outstanding, and all accrued interest, immediately due and payable. The maturity date of the New Credit Facility is March 11, 2015 except that, upon the satisfaction of certain conditions, we may extend the maturity date by one year twice during the term. We will pay an annual facility fee regardless of utilization. At December 31, 2011 the facility was undrawn. We were in compliance with all covenants at December 31, 2011.

In December 2004, we issued $250.0 in 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009. During the first nine months of 2009, we retired approximately $58.2 of the outstanding debt. In the fourth quarter of 2009, we announced an exchange offer, under the terms of which the Company offered to exchange one-thousand twenty dollars in principal amount of its new 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) for each one-thousand dollars in principal amount of its 4.875% Senior Notes. We issued a total of $125.0 aggregate principal amount of the 2029 Convertible Debentures in exchange for $122.5 of the 4.875% Senior Notes. This exchange transaction resulted in a loss on extinguishment of debt of $2.3 that is reflected within other income (expense), net, in the accompanying Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2009. Following the settlement of the exchange, approximately $70.1 aggregate principal amount of the 4.875% Senior Notes remained outstanding that was fully paid in December 2009. The entire balance of the 2029 Convertible Debentures was outstanding as of December 31, 2011 and December 31, 2010.

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

On June 30, 2010, we refinanced this lease agreement. As part of the refinancing, we paid approximately $10.0 to reduce the principal under the prior facility related to the residual value guarantee provision referenced above, such amount having been previously accrued. The new facility provides for a new lease period of five years. Upon termination or expiration of the new lease facility, we are required to either purchase the property for $55.0 or arrange to have the office complex sold to a third party (the terms of the lease provide the Lessor with a residual value guarantee from us of up to $47.0). Total scheduled lease payments during the term are currently estimated to be approximately $10.0. At December 31, 2011 and 2010, we accounted for the Orlando lease as a capital lease.

During 2009, we entered into a $125.0 asset securitization facility collateralized by accounts receivable of certain of the Company’s subsidiaries, of which $50.0 was scheduled to expire in June 2010 and $75.0 expires in June 2012. The $50.0 that was scheduled to expire in June 2010 was extended through June 2011. During June 2011, the Company renegotiated the terms of the agreement, increasing the purchase limit to $150.0 and extending the terms to June 2014. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned subsidiary. The asset securitization facility does not qualify for sale treatment under the authoritative guidance for the accounting for transfers and servicing of financial assets and extinguishments of liabilities. Accordingly, the accounts receivable and related debt obligation will remain on the Company’s Consolidated Balance Sheets. At December 31, 2011, the facility was undrawn. At December 31, 2010, we had borrowings of $85.0 under this facility.

During 2011, we repurchased 7.7 of our common shares for $96.8 pursuant to outstanding authorizations. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity. In October 2011, the Company announced that its Board of Directors authorized the Company to repurchase up to an incremental $200 of outstanding common shares from time to time as market and business conditions warrant. At December 31, 2011, the Company has authority to repurchase an additional $162.7 pursuant to this authorization.

The following summarizes our contractual obligations at December 31, 2011, and the effect such obligations are expected to have on liquidity and cash flows in future periods:

Convergys Corporation 2011 Annual Report 39

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	After 3 Years
Debt and capital lease obligations (1)	$194.7	$6.2	$63.5	$125.0
Debt interest (2)	136.3	9.5	27.7	99.1
Operating leases (3)	81.5	26.8	36.7	18.0
Pension contributions (4)	76.2	11.2	45.0	20.0
Unrecognized tax benefits (5)	—	—	—	—
Total	$488.7	$53.7	$172.9	$262.1

(1)	See Note 7 of the Notes to Consolidated Financial Statements for further information.

(2)
This includes interest expense on both variable and fixed rate debt and capital lease obligations. Variable interest rates have been assumed to remain constant at current levels through the end of the term. This includes only the cash payable compound of interest expense in our 2029 Convertible Debentures.

(3)	See Note 11 of the Notes to Consolidated Financial Statements for further information.

(4)
In order to meet ERISA funding requirements, the Company expects to contribute $11.2 to fund its cash balance pension plan in 2012. Estimates for 2013 and beyond assume a 7.5% return on assets and effective interest rate of 6%. Actual cash payments may vary based upon actual performance.

(5)
Unrecognized tax benefits of $112.3 are excluded from this table as the uncertainty related to the amount and period of any cash settlement prevents the Company from making a reasonably reliable estimate.

At December 31, 2011, we had outstanding letters of credit of approximately $32, bond obligations of approximately $2 related to performance and payment guarantees, and $35 related to our former HR Management line of business. Upon completion of the sale of the HR Management business, we continue to be responsible for these bond obligations. Although NorthgateArinso is obligated to indemnify the Company for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, the Company maintains a liability of approximately $1. We believe that any guarantee obligation that may arise related to performance and payment guarantees of continuing operations will not be material. We also have purchase commitments with telecommunications providers of approximately $17 for 2012.

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

Interest Rate Risk
At December 31, 2011, we had $59.9 in outstanding variable rate borrowings and $67.3 in outstanding fixed rate borrowings. The carrying amount of our variable borrowings reflects fair value due to their short-term and variable interest rate features. Our variable interest rate debt had an effective interest rate of 3.0% during the year ended December 31, 2011. Based upon our exposure to variable rate borrowings, a one percentage point change in the weighted average interest rate would change our annual interest expense by approximately $1.

We sometimes use interest rate swaps to hedge our interest rate exposure. These instruments are hedges of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding interest rate swaps covering interest rate exposure at December 31, 2011.

Foreign Currency Exchange Rate Risk
We serve many of our U.S.-based clients using contact center capacity in the Philippines, India, Canada and Colombia. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR), Canadian

Convergys Corporation 2011 Annual Report 40

dollars (CAD) or Colombian pesos (COP), which represents a foreign exchange exposure. Beginning in 2011, we entered into a contract with a client priced in Australian dollars (AUD). As of December 31, 2011, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward contracts with several financial institutions to acquire a total of PHP 19,399.7 at a fixed price of $424.4 at various dates through December 2014, INR 7,588.7 at a fixed price of $152.9 at various dates through December 2014, CAD 12.0 at a fixed price of $11.4 at various dates through December 2012 and COP 31,200.0 at a fixed price of $15.9 at various dates through December 2013, and to sell a total of AUD 14.6 at a fixed price of $15.2 at various dates through December 2012. The fair value of these derivative instruments as of December 31, 2011 is presented in Note 13 of the Notes to Consolidated Financial Statements. The potential loss in fair value at December 31, 2011 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $59. This loss would be substantially mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of December 31, 2011, the fair value of these derivatives was immaterial to the Consolidated Financial Statements.

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

Goodwill
The Company has recorded on its Consolidated Balance Sheets Goodwill of $818.5 and $820.5 at December 31, 2011 and December 31, 2010, respectively. The December 31, 2010 balance is after a $166.5 goodwill impairment charge related to the Customer Interaction Technology (CIT) reporting unit (formerly referred to as the Relationship Technology Management (RTM) reporting unit), which is within the Customer Management segment. The CIT reporting unit is comprised primarily of Intervoice, which was acquired in September 2008. The impairment charge for the Company’s CIT reporting unit was the result of a change in the strategic plan for the unit, which was finalized in the fourth quarter of 2010, reflecting the output of the Company’s annual strategic business planning process. As a result of declining revenue during the preceding 12 months, lower future revenue projections and transaction valuation multiples lower than those supported at the time of the Intervoice acquisition, the fair value of the reporting unit was determined to be less than carrying value.

Goodwill is allocated to the reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it generally no longer retains its identification with a particular acquisition, but instead becomes identified with a reporting unit as a whole. As a result, all of the fair value of each reporting unit is available to support the value of goodwill allocated to the unit. As of December 31, 2011, the Company operated in two core business segments as discussed in Note 16 of Notes to Consolidated Financial Statements.

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

Convergys Corporation 2011 Annual Report 41

For 2011 and 2010 the Company tested goodwill for the following reporting units: Customer Management – Live Agents, Customer Management – CIT (CIT), and Information Management.

Under U.S. GAAP, the impairment test for goodwill involves a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit (Step 1). If the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and no further analysis is necessary. If the carrying amount of the reporting unit exceeds the fair value, there is an indication of potential impairment and a second step of testing is performed to measure the amount of the impairment, if any, for that reporting unit.

When required, the second step compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of the net assets and identifiable intangibles as if the reporting unit were being acquired. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. An impairment charge recognized cannot exceed the amount of goodwill allocated to a reporting unit and cannot be reversed subsequently even if the fair value of the reporting unit recovers.

Fair value of the reporting unit is determined using a combination of the market approach and the income approach. Under the market approach, fair value is based on actual stock prices or transaction prices of comparable companies. The market approach requires significant judgment regarding the selection of comparable companies. Under the income approach, fair value is dependent on the present value of net cash flows to be derived from the ownership. The income approach requires significant judgment including estimates about future cash flows and discount rates. The forecasted cash flows are based upon the Company’s long-term strategic business plan, and a terminal value is used to estimate the operating segment’s cash flows beyond this plan. The discount rate represents the weighted-average cost of capital, which is an estimate of the overall after-tax rate of return required by equity and debt market participants of a business enterprise. Both the market and income approaches require the use of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows. Discount rate assumptions are based upon an assessment of the risk inherent in the future cash flows and were concluded to be 12% for the Customer Management - Live Agent and Information Management reporting units and 13% for the CIT reporting unit for 2011. Sensitivity analyses were performed around discount rates and growth rates, including terminal growth rates, in order to assess the reasonableness of the assumptions and the resulting estimated fair values. A combination of methodologies is used and weighted appropriately for reporting units with significant adverse changes in business climate.

Based on the 2010 results of Step 1 for the CIT reporting unit, there was an indication of impairment as the carrying value exceeded the fair value of the reporting unit. Accordingly, the second step of testing was performed for CIT. Based on the results of the second step, the Company recorded a $166.5 goodwill impairment charge ($160.8 net of tax) in the fourth quarter of 2010, included in the asset impairment caption in the accompanying Consolidated Statements of Operations. The remaining goodwill balance allocated to the CIT reporting unit at December 31, 2010 was $45.8.

While no impairment was noted in Step 1 of the CIT reporting unit impairment test at October 1, 2011, goodwill present in the reporting unit may be sensitive to further revenue declines due to soft economic activity and increased competition. Based on the current year results of Step 1 for the CIT reporting unit, there was no indication of impairment as the fair value exceeded the carrying value of the reporting unit by 6%. The amount of goodwill allocated to the CIT reporting unit at the October 1, 2011 testing date was $46.0.

The results of Step1 for Customer Management-Live Agents and Information Management reporting units indicated there was no goodwill impairment in 2011 or 2010. Each of these reporting units fair value was in excess of the carrying value by approximately 20% or more. A 100 basis point increase in the discount rate and decrease in the expected future cash flows would not change the results of Step 1. We believe we make every reasonable effort to ensure that we accurately estimate the fair value of the reporting units. However, future changes in the assumptions used to make these estimates, including future sales and margin trends, market conditions and cash flow could result in an impairment loss.

The Company compared and assessed the total fair values of the reporting units to its market capitalization at the

Convergys Corporation 2011 Annual Report 42

annual assessment date to determine if the fair values are reasonable compared to external market indicators. The fair value of the Company’s reporting units reasonably approximates total market capitalization adjusted for a reasonable implied control premium. Subsequent to the Company's annual impairment test for each of its reporting units, no indications of impairment were identified.

Other Intangible Assets
At December 31, 2011, we had a carrying value of $52.7 of other intangible assets, net of amortization, consisting of $22.6 in software, which is classified in property, plant and equipment on the Consolidated Balance Sheets, $1.7 in trademarks related to the Intervoice acquisition and $28.4 in customer relationships. As amortizable intangible assets, the Company evaluates the intangible assets for recoverability on an annual basis or if events or circumstances indicate a possible inability to recover their carrying amounts, by comparing estimates of undiscounted future cash flows to the carrying values of the related assets. Based on the results of testing, no impairment charges were recognized in 2011. The goodwill impairment charge recorded in the fourth quarter of 2010 was an impairment indicator; however, testing resulted in no impairment to the other intangible assets in 2010.

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

During the fourth quarter of 2010, we committed to a plan to sell certain facilities included in the CIT reporting unit. Accordingly, the property met the criteria to be classified as “Held-for-Sale” and was required to be measured at the lower of its carrying value or fair value less costs to sell. We determined the fair value was less than its carrying amount; therefore we recognized an impairment loss of $14.6 ($9.3 after tax) included in the asset impairment caption in the accompanying Consolidated Statement of Operations.

During 2011, the Company sold one of the two facilities at its carrying value and therefore, no gain or loss was recognized on the sale. At December 31, 2011, the Company had not identified a buyer for the second facility. The property no longer meets the "Held-for-Sale" criteria. The facility was reclassified to property and equipment, net on the Consolidated Balance Sheets.

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

The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and

Convergys Corporation 2011 Annual Report 43

negative evidence. This evidence includes historical pre-tax and taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and the Company’s tax methods of accounting.

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

Restructuring Charges
We recognize liabilities for a cost associated with an exit or disposal activity measured initially at fair value only when the liability is incurred. During the last three years, we recorded restructuring charges related to reductions in headcount and facility closures. As of December 31, 2011, we had a restructuring accrual of $10.8, $9.6 of which relates to facility closure costs that will be paid over several years until the leases expire. The accrual is equal to the future costs associated with the abandoned facilities, net of the proceeds from any probable future sublease agreements. We have used estimates, based on consultation with real estate advisors, to estimate the proceeds from any future sublease agreements. We will continue to evaluate our estimates in recording the facilities abandonment charge. As a result, there may be additional charges or reversals in the future.

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

Multiple Element Outsourcing Arrangements—We deliver multiple services under our client arrangements and we must assess these multiple-element arrangements to determine whether they can be separated into more than one unit of accounting. The authoritative guidance for revenue arrangements with multiple deliverables establishes the following criteria, all of which must be met, in order for a deliverable to qualify as a separate unit of accounting:

•The delivered items have value to the client on a stand-alone basis.
•There is objective and reliable evidence of the fair value of the undelivered items.

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

Convergys Corporation 2011 Annual Report 44

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

Other
We have made certain other estimates that, while not involving the same degree of judgment, are important to understanding our financial statements. These estimates are in the areas of measuring our obligations related to our defined benefit plans and self-insurance accruals.

New Accounting Pronouncements
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” (amendments to FASB ASC Topic 605, “Revenue Recognition”) (ASU 2009-13) and ASU 2009-14, “Certain Arrangements That Include Software Elements,” (amendments to FASB ASC Topic 985, “Software”) (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted ASU 2009-13 and 2009-14 effective January 1, 2011. Adoption of these Standards did not have a material impact to the Company's consolidated results of operations and financial position.

In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income," (ASU 2011-05) requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. Reclassification adjustments between net income and other comprehensive income must be shown on the face of the statement(s); the previous option to disclose reclassification adjustments in the footnotes has been eliminated. The effective date for ASU 2011-05 was at the start of the reporting entity's fiscal year beginning after December 15, 2011 and required retrospective application. However, in December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," (ASU 2011-12). All other requirements of ASU 2011-05 were not affected by ASU 2011-12, including the requirement to report other comprehensive income either in a single continuous financial statement or in two separate, but consecutive financial statements. The Company will provide the disclosures required by these Standards in the first quarter of 2012.

Convergys Corporation 2011 Annual Report 45

Item 7A. and 8.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The information required by Item 7A is included in Item 7 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data
Beginning on page 47 are the Consolidated Financial Statements with applicable notes and the related Report of Independent Registered Public Accounting Firm, the supplementary financial information specified by Item 302 of Regulation S-K and Financial Statement Schedule II – Valuation and Qualifying Accruals.

Convergys Corporation 2011 Annual Report 46

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Convergys Corporation

We have audited the accompanying consolidated balance sheets of Convergys Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convergys Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Convergys Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Cincinnati, Ohio
February 22, 2012

Convergys Corporation 2011 Annual Report 47

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
(Amounts In Millions Except Per Share Amounts)	2011	2010	2009
Revenues	$2,262.0	$2,203.4	$2,421.0
Operating Costs and Expenses:
Cost of providing services and products sold(1)	1,420.5	1,340.9	1,461.6
Selling, general and administrative expenses	527.4	575.7	616.4
Research and development costs	49.3	56.2	74.2
Depreciation	86.9	97.3	110.3
Amortization	9.6	10.1	10.9
Restructuring charges	—	36.7	43.3
Asset impairment	—	181.1	3.1
Total costs and expenses	2,093.7	2,298.0	2,319.8
Operating Income (Loss)	168.3	(94.6)	101.2
Earnings and gain from Cellular Partnerships, net	285.2	47.2	41.0
Other income (expense), net	9.8	8.9	(17.2)
Interest expense	(16.1)	(19.5)	(28.9)
Income (loss) before income taxes	447.2	(58.0)	96.1
Income tax expense	118.9	16.7	11.6
Income (loss) from continuing operations	328.3	(74.7)	84.5
Income (loss) from discontinued operations, net of tax	6.5	21.5	(161.8)
Net Income (Loss)	$334.8	$(53.2)	$(77.3)
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	$(3.9)	$11.7	$25.4
Change related to pension liability (net of tax benefit (expense) of $6.7, $2.9, and ($2.4))	(7.3)	(3.5)	2.2
Unrealized (loss) gain on hedging activities (net of tax benefit (expense) of $13.0, ($20.0), and ($27.9))	(20.2)	33.5	51.8
Total Comprehensive Income (Loss)	$303.4	$(11.5)	$2.1
Basic Earnings (Loss) per share:
Continuing Operations	$2.73	$(0.61)	$0.69
Discontinued Operations	0.06	0.18	(1.32)
Net basic earnings (loss) per share	$2.79	$(0.43)	$(0.63)
Diluted Earnings (Loss) per share:
Continuing Operations	$2.67	$(0.61)	$0.68
Discontinued Operations	0.05	0.18	(1.30)
Net diluted earnings (loss) per share	$2.72	$(0.43)	$(0.62)
Weighted average common shares outstanding:
Basic	120.2	123.1	122.8
Diluted	122.9	123.1	124.9

(1)	Exclusive of depreciation and amortization, with the exception of amortization of deferred charges.

The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2011 Annual Report 48

Consolidated Balance Sheets

	At December 31,
(Amounts In Millions)	2011	2010
Assets
Current Assets
Cash and cash equivalents	$421.8	$186.1
Receivables, net of allowances of $10.2 and $11.0	383.0	371.6
Deferred income tax asset	45.7	40.9
Prepaid expenses	35.4	38.3
Other current assets	65.2	56.8
Current assets held-for-sale	—	11.8
Total current assets	951.1	705.5
Property and equipment, net	365.4	347.6
Goodwill	818.5	820.5
Other intangibles, net	30.1	40.1
Investments in Cellular Partnerships	—	64.3
Deferred income tax assets	35.7	38.1
Other assets	125.1	109.2
Total Assets	$2,325.9	$2,125.3
Liabilities and Shareholders’ Equity
Current Liabilities
Debt and capital lease obligations maturing within one year	$6.2	$91.0
Payables, deferred revenue and other current liabilities	376.0	380.2
Total current liabilities	382.2	471.2
Long-term debt and capital lease obligations	121.0	119.3
Deferred income tax liabilities	104.8	76.4
Accrued pension liabilities	121.1	129.6
Other long-term liabilities	185.3	144.7
Total liabilities	914.4	941.2
Shareholders’ Equity
Preferred shares—without par value, 5.0 authorized; none outstanding	—	—
Common shares—without par value, 500.0 authorized; 185.0 and 184.2 issued, 115.4 and 122.1 outstanding, as of December 31, 2011 and December 31, 2010, respectively	1,111.8	1,094.5
Treasury stock—69.6 shares in 2011 and 62.1 in 2010	(1,149.1)	(1,060.2)
Retained earnings	1,495.5	1,165.1
Accumulated other comprehensive loss	(46.7)	(15.3)
Total shareholders’ equity	1,411.5	1,184.1
Total Liabilities and Shareholders’ Equity	$2,325.9	$2,125.3

The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2011 Annual Report 49

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in Millions)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$334.8	$(53.2)	$(77.3)
Income (loss) from discontinued operations	6.5	21.5	(161.8)
Income (loss) from continuing operations	328.3	(74.7)	84.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96.5	107.4	121.2
Gain on sale of interests in the Cellular Partnerships	(265.0)	—	—
Gain on sale of business	(7.0)	—	—
Asset impairment	—	181.1	3.1
Deferred income tax expense (benefit)	48.2	(4.0)	30.4
Earnings from Cellular Partnerships, net	(20.2)	(47.2)	(41.0)
Distributions from Cellular Partnerships	30.7	35.7	40.0
Stock compensation expense	17.4	14.4	16.6
Changes in assets and liabilities:
Change in receivables	(19.0)	11.0	111.5
Change in other current assets	6.2	49.8	(23.3)
Change in deferred charges, net	(33.6)	(25.5)	(15.0)
Change in other assets and liabilities	44.0	(1.8)	50.4
Change in payables and other current liabilities	(25.3)	(24.2)	2.9
Other, net	(4.6)	(4.8)	2.7
Net cash provided by operating activities of continuing operations	196.6	217.2	384.0
Net cash used in operating activities of discontinued operations	—	(23.0)	(79.3)
Net cash provided by operating activities	196.6	194.2	304.7
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(88.3)	(66.0)	(71.4)
Proceeds from sale of interests in the Cellular Partnerships	320.0	—	—
Proceeds from disposition of assets	3.1	—	—
Proceeds from disposition of business	10.0	—	—
Purchase of investment securities	(22.7)	—	—
Acquisitions, net of cash acquired	—	(3.3)	(3.1)
Net cash provided by (used in) investing activities of continuing operations	222.1	(69.3)	(74.5)
Net cash provided by (used in) investing activities of discontinued operations	—	70.0	(3.5)
Net cash provided by (used in) investing activities	222.1	0.7	(78.0)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of credit facilities and other debt, net	(86.0)	(315.6)	(132.3)
Repurchase of common shares	(96.8)	(24.9)	—
Proceeds from exercise of stock options	3.0	—	—
Other, net	(3.2)	—	—
Net cash used in financing activities of continuing operations	(183.0)	(340.5)	(132.3)
Net cash used in financing activities of discontinued operations	—	—	(2.7)
Net cash used in financing activities	(183.0)	(340.5)	(135.0)
Net increase (decrease) in cash and cash equivalents	235.7	(145.6)	91.7
Cash and cash equivalents at beginning of period	186.1	331.7	240.0
Cash and cash equivalents at end of period	$421.8	$186.1	$331.7
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$16.7	$18.2	$31.1
Income taxes paid, net of refunds	$(20.6)	$(16.9)	$(13.5)
 The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2011 Annual Report 50

Consolidated Statements of Shareholders’ Equity

(Amounts in Millions)	Number of Common Shares	Common Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2008	182.8	1,034.2	(1,050.0)	1,302.3	(136.4)	1,150.1
Issuance of common shares	0.5					—
Treasury shares issued for share-based plans, net			8.0	(3.7)		4.3
Tax related to share-based arrangements, net of excess tax benefits		(5.2)				(5.2)
Equity component of 2029 Convertible Debentures, net of deferred tax liability		36.0				36.0
Net loss				(77.3)		(77.3)
Other comprehensive income					79.4	79.4
Amortization of stock-based compensation		19.1				19.1
Balance at December 31, 2009	183.3	1,084.1	(1,042.0)	1,221.3	(57.0)	1,206.4
Issuance of common shares	0.9					—
Treasury shares issued for share-based plans, net			6.7	(3.0)		3.7
Tax related to share-based arrangements, net of excess tax benefits		(4.9)				(4.9)
Repurchase of common shares			(24.9)			(24.9)
Net loss				(53.2)		(53.2)
Other comprehensive income					41.7	41.7
Amortization of stock-based compensation		15.3				15.3
Balance at December 31, 2010	184.2	1,094.5	(1,060.2)	1,165.1	(15.3)	1,184.1
Issuance of common shares	0.8					—
Treasury shares issued for share-based plans, net			7.9	(4.4)		3.5
Tax related to share-based arrangements, net of excess tax benefits		(1.9)				(1.9)
Proceeds from exercise of stock options		3.0				3.0
Repurchase of common shares			(96.8)			(96.8)
Net income				334.8		334.8
Other comprehensive income					(31.4)	(31.4)
Amortization of stock-based compensation		16.2				16.2
Balance at December 31, 2011	185.0	1,111.8	(1,149.1)	1,495.5	(46.7)	1,411.5

The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2011 Annual Report 51

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

Prior to June 2010, the Company had three reportable segments, Customer Management, Information Management and Human Resources Management (HR Management). In connection with the sale of the HR Management line of business on June 1, 2010 (see Note 3), the Company reorganized its reportable segments into two segments: Customer Management, which provides agent-assisted services, self-service, and intelligent technology care solutions, and Information Management, which provides business support system (BSS) solutions. See Note 16 for information about these segments.

2. Accounting Policies
Consolidation  —  The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and U.S. Securities and Exchange Commission regulations. The Consolidated Financial Statements include the accounts of the Company’s majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated upon consolidation. Investments in 20% to 50% owned affiliates where the Company has significant influence are accounted for under the equity method.

Reclassification  —  Certain balances in prior years have been reclassified to conform to current year presentation.

Use of Estimates  —  The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. These estimates include project completion dates, time and cost required to complete projects for purposes of revenue recognition and future revenue, expense and cash flow estimates for purposes of impairment analysis and loss contract evaluation. Actual results could differ from those estimates. The Company’s results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, and government fiscal policies, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings.

Foreign Currency  —  Assets and liabilities of foreign operations are translated to U.S. dollars at year-end exchange rates. Revenues and expenses are translated at average exchange rates for the year. Translation adjustments are accumulated and reflected as adjustments to comprehensive income (loss), a component of Shareholders’ Equity, and included in net earnings only upon sale or liquidation of the underlying foreign subsidiary. Gains or losses resulting from foreign exchange transactions are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) within other income (expense), net.

Revenue Recognition  —  Revenues from Customer Management, which accounted for 85% of the Company’s 2011 consolidated revenues, mostly consist of fees generated from outsourced services provided to the Company’s clients. Information Management, which accounted for 15% of 2011 consolidated revenues, generates its revenues from three primary sources: data processing, professional and consulting services and license and other services.

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

Convergys Corporation 2011 Annual Report 52

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

Professional and consulting revenues accounted for 45% of the 2011 Information Management revenues. These revenues consist of fees generated for installation, implementation, customization, training and managed services related either to the clients’ use of Information Management’s software in Information Management’s data centers or in their own processing environments. The professional and consulting revenues are recognized monthly based on time and materials incurred at contractually agreed upon rates or, in some instances, based upon a fixed fee. Professional and consulting services provided in connection with license arrangements are evaluated to determine whether those services are essential to the client’s functionality of the software. When significant customization or modification of the software and the development of complex interfaces are required to meet the client’s functionality, those services are considered essential. Accordingly, the related professional and consulting revenue is recognized together with the license fee using the percentage-of-completion method. The Company calculates the percentage of work completed by comparing contract costs incurred to date to total estimated contract costs at completion. Payment for these services sometimes is dependent on milestones (e.g., commencement of work, completion of design plan, completion of configuration, completion of customization). These milestone payments normally do not influence the Company’s revenue recognition as the scheduled payments coincide with the period of time the Company completes the work. When the professional and consulting services provided in connection with license arrangements are not considered essential or when professional and consulting services are provided in connection with outsourcing arrangements, the revenues are recognized as the related services are delivered.

License and other revenues, which accounted for 40% of the 2011 Information Management revenues, consist of revenues generated from the sale of licenses to use Information Management’s proprietary software and related software support and maintenance fees. License arrangements are contracted as either perpetual or term licenses, depending on the software product. When Information Management provides professional and consulting services that are considered essential to the software’s functionality, the license element is recognized together with the professional and consulting element using the percentage-of-completion method. In circumstances where the Company is providing professional and consulting services that are considered essential to the software’s functionality, and the Company is unable to determine the pattern in which Information Management’s professional and consulting services will be utilized, the license revenue is recognized on a straight-line basis over the implementation period. When Information Management is not required to provide services that are considered essential to the software’s functionality, the license element is recognized upon delivery of the software, assuming all other revenue recognition criteria have been met.

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

Data processing, which accounted for 15% of the 2011 Information Management revenues, consists of monthly fees for processing client transactions in Information Management’s data centers and, in some cases, the clients’ data centers, using Information Management’s proprietary software. Data processing revenues are recognized based on the number of invoices, subscribers or events that are processed by Information Management using contractual rates.

Convergys Corporation 2011 Annual Report 53

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

The Company recognizes revenues from transition services provided to the buyer of the HR Management business as such services are performed.

Stock Compensation  —  The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. Stock-based compensation cost for restricted stock awards and restricted stock units and performance restricted stock units is measured based on the closing fair market value of the Company's common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option's fair-value as calculated by the Black-Scholes option-pricing model. Stock-based compensation cost for restricted stock units with a market condition is estimated using a Monte Carlo simulation model. The Company recognizes stock-based compensation cost as expense for awards other than its performance-based restricted stock units ratably on a straight-line basis over the requisite service period. The Company recognizes stock-based compensation cost associated with its performance based restricted stock units over the requisite service period if it is probable that the performance conditions will be satisfied. Compensation costs for awards with a market condition are recognized regardless of whether the market condition is achieved. The Company will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. Tax benefits related to stock compensation expense are reported as financing cash flow and tax expenses are reported as operating cash flow. Further, the Company applies an estimate forfeiture rate to unvested awards when computing the stock compensation-related expenses.

Income Taxes  —  The provision for income taxes includes taxes paid, currently payable or receivable, and those deferred. Under U.S. GAAP, the Company recognizes deferred tax assets and liabilities based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be settled or realized.

The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical pre-tax and taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and the Company’s tax methods of accounting.

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

Convergys Corporation 2011 Annual Report 54

likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense.

Other Comprehensive Income (Loss)  —  Components of other comprehensive income (loss) include currency translation adjustments, changes related to pension liabilities, net of tax, and unrealized gains (losses) on hedging activities, net of tax. Foreign currency translation adjustments generally are not adjusted for income taxes as they relate to indefinite investments in non-U.S. operations. Accumulated other comprehensive income (loss) also includes, net of tax, actuarial gains or losses, prior service costs or credits and transition assets and obligations that are not recognized as components of net periodic pension cost.

Concentration of Credit Risk  —  In the normal course of business, the Company is exposed to credit risk. The principal concentrations of credit risk are short-term investments, accounts receivable and derivative instruments. The Company regularly monitors credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in a loss. Historically, credit losses on accounts receivable have not been material because of the large concentration of revenues with a small number of large, established companies. The Company does not require collateral or other security to support accounts receivable. The Company evaluates the creditworthiness of its clients in conjunction with its revenue recognition processes, as discussed above, as well as through its ongoing collectability assessment processes for accounts receivable. The Company maintains an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific clients, historical trends and other information. The Company limits its counterparty credit risk exposures by entering into derivative contracts with significant financial institutions that are rated A or better by S&P.

Cash Equivalents  —  Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Receivables  —  Trade receivables are comprised primarily of amounts owed to the Company by clients and are presented net of an allowance for doubtful accounts of $10.2 and $11.0 at December 31, 2011 and 2010, respectively. Contracts with individual clients determine when receivables are due, generally within 30-60 days, and whether interest is accrued on late payments.

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

Property and Equipment  —  Property and equipment are stated at cost. Depreciation is based on the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over a 30-year life, software over a five- to eight-year life and equipment generally over a three- to five-year life. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease.

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

Convergys Corporation 2011 Annual Report 55

involved in determining the fair value of property, plant and equipment asset groups, there is risk that the carrying value of these assets may require adjustment in future periods.

Software Development Costs  —  Research and development expenditures are charged to expense as incurred. The development costs of software to be marketed are charged to expense until technological feasibility is established and capitalized thereafter, subject to assessment of realizability. Amortization of the capitalized amounts is computed using the greater of the sales ratio method or the straight-line method over a life of five years or less. The Company did not capitalize any software development costs during the periods reported.

Internal Use Software  —  The Company capitalizes certain expenditures for software that is purchased or internally developed for use in the business. During 2011, 2010, and 2009, internally developed software amounts capitalized were $3.8, $5.6 and $3.7, respectively. Amortization of internal use software begins when the software is ready for service and continues on the straight-line method generally over a life of three years.

Goodwill and Other Intangibles  —  As discussed more fully in Note 6, goodwill is reviewed at the reporting unit level for impairment as of October 1 and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable.

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

When required, the second step compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of the net assets and identifiable intangibles as if the reporting unit were being acquired. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. An impairment charge recognized cannot exceed the amount of goodwill allocated to a reporting unit and cannot be reversed subsequently even if the fair value of the reporting unit recovers.

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

Equity-Method Investments  —  In July 2011, the Company completed the sale of its 33.8% limited partnership interest in the Cincinnati SMSA Limited Partnership, a provider of wireless communications in central and southwestern Ohio and northern Kentucky, and its 45.0% limited partnership interest in the Cincinnati SMSA Tower Holdings LLC, an operator of cellular tower space (collectively referred to as the Cellular Partnerships) to AT&T. Cincinnati SMSA Limited Partnership conducts its operations as a part of AT&T. AT&T is the general partner and a limited partner of both Cincinnati SMSA Limited Partnership and Cincinnati SMSA Tower Holdings LLC with a partnership interest prior to Convergys' sale of its interests of approximately 66% and 53%, respectively. Prior to the sale, the Company accounted for its interest in the Cellular Partnerships under the equity method of accounting.

Postemployment Benefits  —  The funded status of the Company’s pension and other postretirement benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (PBO) and for the other postretirement benefit plans the benefit obligation is the accumulated postretirement benefit obligation (APBO). The PBO represents the actuarial

Convergys Corporation 2011 Annual Report 56

present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. The measurement of the benefit obligation is based on the Company’s estimates and actuarial valuations. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain key assumptions that require significant judgment, including, but not limited to, estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates. For additional information regarding plan assumptions and the current financial position of the pension and other postretirement plans, see Note 9.

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

Investments — Management determines the appropriate classification of securities at the time of purchase and re-

Convergys Corporation 2011 Annual Report 57

evaluates such designation as of each balance sheet date. Currently, we classify all investment securities, reported within other current assets in the Consolidated Balance Sheets, as trading. Trading securities are carried at fair value, with gains and losses, both realized and unrealized, reported in other income (expense), net in the Consolidated Statements of Operations and Comprehensive Income (loss). The cost of securities sold is based upon the specific identification method. Interest and dividends on securities classified as trading is included in other income (expense), net.

Fair Value Measurements —The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

New Accounting Pronouncements
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” (amendments to FASB ASC Topic 605, “Revenue Recognition”) (ASU 2009-13) and ASU 2009-14, “Certain Arrangements That Include Software Elements,” (amendments to FASB ASC Topic 985, “Software”) (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted ASU 2009-13 or ASU 2009-14 effective January 1, 2011. Adoption of these standards did not have a material impact to the Company's consolidated results of operations and financial position.

In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income," (ASU 2011-05) requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. Reclassification adjustments between net income and other comprehensive income must be shown on the face of the statement(s); the previous option to disclose reclassification adjustments in the footnotes has been eliminated. The effective date for ASU 2011-05 was at the start of the reporting entity's fiscal year beginning after December 15, 2011 and required retrospective application. However, in December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," (ASU 2011-12). All other requirements of ASU 2011-05 were not affected by ASU 2011-12, including the requirement to report other comprehensive income either in a single continuous financial statement or in two separate, but consecutive financial statements. The Company will provide the disclosures required by these Standards in the first quarter of 2012.

3. Divestitures

HR Management

In March 2010, the Company signed a definitive agreement to sell its HR Management line of business and, in June 2010, the Company substantially completed the sale of this business to NorthgateArinso, the Human Resource division of Northgate Information Solutions Limited, for approximately $100. The consideration received at closing consisted of approximately $80 in cash and a zero coupon note issued by NorthgateArinso in the principal amount of $15. The note is payable in increments of $5 on the second anniversary of closing and $10 on the third anniversary of closing. The sale of foreign HR Management operations was completed in the third and fourth quarters of 2010 and resulted in an additional $5 in cash received. Final settlement of working capital adjustments resulted in cash payments by Convergys of approximately $7 during the fourth quarter of 2010. In connection with and at the time of the completion of the sale in June 2010, the Company made cash payments of $28.2 for certain obligations of the HR Management business, the impact of which is included in cash flows from operating activities of discontinued operations.

Convergys Corporation 2011 Annual Report 58

The gain on the sale of HR Management recorded in 2010 was $35.2 pretax and $5.6 after tax. The sale of HR Management was a taxable transaction that resulted in $29.6 being recorded for the combined federal, state and foreign income taxes. Subsequently, in 2011, a $6.5 reduction to the tax on the gain on this transaction was recorded and has been reflected in Discontinued Operations. The gain on sale included the elimination of $67.1 of goodwill and intangible assets.

As a result of the sale of the HR Management line of business, the operating results, and assets and liabilities related to HR Management have been reflected as discontinued operations for all periods presented. For prior periods, certain costs that had previously been allocated to the HR Management segment are now included in continuing operations. These costs were $9.1 and $32.1 for December 31, 2010 and 2009, respectively, and are reflected in Corporate and Other. Beginning June 1, 2010, the Company began earning transition services revenues for services provided to the buyer under agreements lasting from three to eighteen months. During 2011 and 2010, the Company earned $14.4 and $24.0, respectively, in revenue under these transition services agreements subsequent to the close of the sale. These revenues are reflected in Corporate and Other and largely offset the related costs described above incurred subsequent to June 1, 2010. The Company has taken and continues to take actions to reduce these costs.

Summarized operating results of the HR Management business are as follows:

	Year Ended December 31,
	2011	2010	2009
Revenue	$—	$107.2	$406.2
Income (loss) before tax	—	25.3	(213.7)
Gain (loss) on disposition	—	35.2	—
Income (loss) before income taxes	—	60.5	(213.7)
Income tax (benefit) expense
Expense (benefit) related to operations	—	9.4	(51.9)
Expense (benefit) related to gain (loss) on disposition	(6.5)	29.6	—
Income (Loss) from discontinued operations, net of tax	$6.5	$21.5	$(161.8)

There were no remaining assets or liabilities related to the HR Management business at December 31, 2010. Cash flows generated from the discontinued operations are presented separately in the Company's consolidated statements of cash flows.

Finance and Accounting outsourcing line of business (F&A)

In January 2011, the Company completed the sale of F&A for approximately $10. The gain on the sale amounted to $7 before tax, recorded within Other income (expense), net in the Consolidated Statements of Income and Comprehensive Income (Loss), and $4.3 after tax in 2011. The gain on the sale included the elimination of $2.6 of goodwill and other intangible assets. The results of operations of F&A and the sale of F&A are not material to the Company's results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

4. Earnings (Loss) Per Share and Shareholder’s Equity

Earnings (Loss) per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Convergys Corporation 2011 Annual Report 59

		Continuing Operations		Discontinued Operations		Total
Shares (in Millions)	Shares	Net Income (Loss)	Per Share Amount	Net Income (Loss)	Per Share Amount	Per Share Amount
2011:
Basic EPS	120.2	$328.3	$2.73	$6.5	$0.06	$2.79
Effect of dilutive securities:
Stock-based compensation arrangements	2.1	—	(0.06)	—	(0.01)	(0.07)
2029 Convertible Debentures	0.6	—	—	—	—	—
Diluted EPS	122.9	328.3	$2.67	$6.5	$0.05	$2.72
2010:
Basic EPS	123.1	$(74.7)	$(0.61)	$21.5	$0.18	$(0.43)
Effect of dilutive securities:
Stock-based compensation arrangements	—	—	—	—	—	—
2029 Convertible Debentures	—	—	—	—	—	—
Diluted EPS	$123.1	$(74.7)	$(0.61)	$21.5	$0.18	$(0.43)
2009:
Basic EPS	122.8	$84.5	$0.69	$(161.8)	$(1.32)	$(0.63)
Effect of dilutive securities:
Stock-based compensation arrangements	2.1	—	(0.01)	—	0.02	0.01
2029 Convertible Debentures	—	—	—	—	—	—
Diluted EPS	124.9	$84.5	$0.68	$(161.8)	$(1.30)	$(0.62)

The diluted EPS calculation excludes the effect of 3.7, 5.8 and 7.9 of outstanding stock options for the years ended December 31, 2011, 2010 and 2009, respectively, because they are anti-dilutive. The calculation also excludes the effect of 2.2 restricted stock units and 0.2 shares related to the 2029 Convertible Debentures for the year ended December 31, 2010 because they are anti-dilutive.

Shareholders’ Equity
The Company repurchased 7.7 shares during the year ended December 31, 2011 at an average price of $12.53 per share for a total of $96.8. The timing and terms of any future transactions will depend on a number of considerations including market conditions and liquidity. There were 2.4 shares repurchased during the year ended December 31, 2010. Below is a summary of the Company’s share repurchases for the years ended December 31, 2011, 2010 and 2009:

2011	7.7	$96.8
2010	2.4	$24.9
2009	—	$—

At December 31, 2011, the Company has the authority to repurchase an additional $162.7 of outstanding common shares pursuant to current authorizations.

As described in Note 7, during 2009, the Company issued approximately $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Convertible Debentures). The 2029 Convertible Debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or 82.82 shares per one thousand in principal amount of debentures. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2029 Convertible Debentures and settle the remainder of the debentures in cash or stock at the Company’s option.

Preferred Shares
The Company is authorized to issue up to 5 preferred shares, of which 4 would have voting rights. At December 31, 2011 and 2010, there were no preferred shares outstanding.

5. Investment in Cellular Partnerships
On July 1, 2011, the Company completed the sale of its 33.8% limited partnership interest in the Cincinnati SMSA Limited Partnership and its 45.0% limited partnership interest in the Cincinnati SMSA Tower Holdings LLC (collectively

Convergys Corporation 2011 Annual Report 60

referred to as the Cellular Partnerships) to AT&T. AT&T is the general and a limited partner of both Cincinnati SMSA Limited Partnership and Cincinnati SMSA Tower Holdings LLC with partnership interests prior to Convergys' sale of its interests of approximately 66% and 53%, respectively. The Company received approximately $320.0 in cash proceeds upon closing. The Company's interests in the Cellular Partnerships did not qualify as discontinued operations; therefore, the gain has been reported within income from continuing operations and no reclassification of prior results is required. The gain on sale of its interests in the Cellular Partnerships was $265.0, or $171.8 net of tax.

Since the Cellular Partnerships were organized as limited partnerships, the partners are responsible for income taxes applicable to their share of taxable income generated by the Cellular Partnerships. The net income of the Cincinnati SMSA Limited Partnership reflected in the following table does not include any provision for income taxes incurred by the partners.

	Year-to-Date July 1,	Year Ended December 31,
	2011	2010	2009
Revenues	$359.8	$653.5	$592.0
Income from operations	61.2	124.1	128.9
Net income	60.8	120.9	126.5

At December 31,
2010
Current assets	$66.9
Non-current assets	246.5
Current liabilities	22.7
Non-current liabilities	30.1

The Company’s equity in earnings of equity method investees for the three years ended December 31, 2011, 2010 and 2009, respectively, is as follows:

	Year Ended December 31,
	2011	2010	2009
Convergys’ equity in earnings of Cincinnati SMSA Limited Partnership	$20.5	$46.1	$40.1
Convergys’ equity in earnings of Cincinnati SMSA Tower Holdings LLC	0.9	1.1	0.9
Transaction costs related to the sale of Convergys' interests in Cellular Partnerships	(1.2)	—	—
Gain on sale of Convergys' interests in Cellular Partnerships	265.0	—	—
Total earnings and gain from Cellular Partnerships, net	$285.2	$47.2	$41.0

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

For 2011 and 2010, the Company tested goodwill for the following reporting units: Customer Management - Live Agents, Customer Management - CIT (CIT), and Information Management. Based on the results of its first-step impairment tests performed as of October 1, 2011, the Company had no goodwill impairment related to its reporting units. The

Convergys Corporation 2011 Annual Report 61

Company believes it makes every reasonable effort to ensure that it accurately estimates the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in impairment losses.

The results of the first step of the impairment testing performed as of October 1, 2010 indicated an impairment in the CIT reporting unit. Accordingly, the second step of the impairment model was performed on this reporting unit. The impairment charge for the Company’s CIT reporting unit was the result of a change in the strategic plan for the unit, which was finalized in the fourth quarter of 2010, reflecting the output of the Company’s annual strategic business planning process. As a result of declining revenue during the preceding 12 months, lower future revenue projections and transaction valuation multiples lower than those supported at the time of the Intervoice acquisition in 2008, the fair value of the reporting unit was determined to be less than carrying value. In the second step, a hypothetical purchase price allocation of the reporting unit’s net assets is performed using the fair value calculated in Step 1. Based on the results of the second step, the Company recorded a $166.5 ($160.8 after tax) goodwill impairment charge recorded within the asset impairment caption in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). The remaining goodwill balance allocated to the CIT reporting unit that was not impaired as of December 31, 2010 was $45.8.

Below is a progression of goodwill for the Company’s segments for 2011 and 2010:

	Customer Management	Information Management	Total
Balance at December 31, 2009	$785.8	$193.5	$979.3
Acquisitions	—	3.3	3.3
Impairment	(166.5)	—	(166.5)
Foreign currency and other	4.8	(0.4)	4.4
Balance at December 31, 2010	$624.1	$196.4	$820.5
Acquisitions	—	—	—
Foreign currency and other	(2.6)	0.6	(2.0)
Balance at December 31, 2011	$621.5	$197.0	$818.5

The goodwill addition to the Information Management segment for the year ended 2010 resulted from additional earn-out payments of $3.3 as certain performance targets were met with respect to a small acquisition in 2008. Accumulated goodwill impairment charges at December 31, 2011 and 2010 were $166.5 for both years. All accumulated goodwill impairment charges as of December 31, 2011 and December 31, 2010 relate to the Customer Management segment.

Other Intangible Assets
The Company’s other intangible assets, primarily acquired through business combinations, are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts. No impairment charges were recognized in any period presented. As of December 31, 2011 and 2010, the Company’s other intangible assets consisted of the following:

2011:	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$88.8	$(66.2)	$22.6
Trademarks	12.0	(10.3)	1.7
Customer relationships and other intangibles	152.8	(124.4)	28.4
Total	$253.6	$(200.9)	$52.7
2010
Software (classified with Property, Plant & Equipment)	$88.6	$(59.6)	$29.0
Trademarks	12.0	(7.8)	4.2
Customer relationships and other intangibles	154.6	(118.7)	35.9
Total	$255.2	$(186.1)	$69.1

The intangible assets are being amortized using the following amortizable lives: five to eight years for software, four years for trademarks and seven to twelve years for customer relationships and other intangibles. The remaining weighted average amortization period for intangible assets is 5.0 years.

Customer relationships, trademarks and other intangibles amortization expense was $9.6 for the year ended

Convergys Corporation 2011 Annual Report 62

December 31, 2011 and the related estimated expense for the five subsequent fiscal years is as follows:

For the year ended 12/31/12	$9
For the year ended 12/31/13	7
For the year ended 12/31/14	3
For the year ended 12/31/15	3
For the year ended 12/31/16	2
Thereafter	6

Long-Lived Assets
The Company evaluates its property, plant and equipment when events or circumstances indicate a possible inability to recover their carrying amounts. During 2010, the Company committed to a plan to sell two facilities. At December 31, 2010, the property met the “Held-for-Sale” criteria set forth in U.S. GAAP, resulting in classification of $11.8 of property, plant and equipment as Held-for-Sale; the book value was adjusted to its fair value less costs to sell, resulting in an impairment charge of $14.6 ($9.3 after tax) recorded within the asset impairments caption in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). Fair value was determined based on discounted cash flow analysis which contains significant unobservable inputs that fall within Level 3 of the fair value hierarchy under U.S. GAAP.

During 2011, the Company sold one of the two facilities at its carrying value and therefore, no gain or loss was recognized on the sale. At December 31, 2011, the Company had not identified a buyer for the second facility. Because the property no longer meets the "Held-for-Sale" criteria, the facility was reclassified to property and equipment, net on the Consolidated Balance Sheets.

7. Debt
Debt consists of the following:

	At December 31,
	2011	2010
Revolving credit facility	$—	$—
2029 Convertible Debentures	57.5	56.6
Capital Lease Obligations	58.6	58.0
Accounts Receivable Securitization	—	85.0
Other	11.1	10.7
Total debt	127.2	210.3
Less current maturities	6.2	91.0
Long-term debt	$121.0	$119.3
Weighted average effective interest rates:
Revolving credit facility	2.9%	4.2%
Accounts Receivable Securitization	2.2%	2.4%
2029 Convertible Debentures	6.4%	6.0%
Other	3.4%	4.2%

On March 11, 2011, the Company entered into a $300 Four-Year Competitive Advance and Revolving Credit Facility Agreement (the New Credit Facility). The New Credit Facility replaced the Company's $400 Five-Year Competitive Advance and Revolving Credit Facility (the Prior Credit Facility), dated as of October 20, 2006 and as amended subsequently, among Convergys and a group of financial institutions. In connection with Convergys' entry into the New Credit Facility, Convergys terminated the Prior Credit Facility. There were no balances outstanding under the Prior Revolving Facility at December 31, 2010.

Convergys has two borrowing options available under the New Credit Facility: (i) a competitive advance option which will be provided on an uncommitted competitive advance basis through an auction mechanism and (ii) a revolving credit option which will be provided on a committed basis. Under each option, amounts borrowed and repaid may be re-borrowed subject to availability. Borrowings under the New Credit Facility bear interest at one of the rates described in the New Credit Facility. The New Credit Facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios (as defined in the New Credit Facility). The Company’s interest coverage

Convergys Corporation 2011 Annual Report 63

ratio cannot be less than 4.00 to 1.00 as determined on a rolling four quarter basis. The Company’s debt-to-EBITDA ratio cannot be greater than 3.00 to 1.00 until December 31, 2012 and 2.75 to 1.00 after December 31, 2012. The New Credit Facility also contains customary representations and warranties. In the event of default, the lenders may terminate the commitments and declare the amounts outstanding, and all accrued interest, immediately due and payable. The maturity date of the New Credit Facility is March 11, 2015 except that upon satisfaction of certain conditions, Convergys may extend the maturity date by one year twice during the term. Convergys will pay an annual facility fee regardless of utilization. At December 31, 2011, the facility was undrawn. The Company was in compliance with all covenants at December 31, 2011.

In December 2004, the Company issued $250.0 in 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009. During 2009, the Company announced an exchange offer (Exchange Offer) for up to $122.5 aggregate principal amount of its outstanding 4.875% Senior Notes. Under the terms of the Exchange Offer, the Company offered to exchange one thousand twenty dollars in principal amount of its new 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Convertible Debentures) for each one thousand dollars in principal amount of its 4.875% Senior Notes. Upon settlement of the Exchange Offer on October 13, 2009, the Company issued a total of $125.0 aggregate principal amount of the 2029 Convertible Debentures in exchange for $122.5 of the 4.875% Senior Notes. This exchange transaction resulted in a loss on extinguishment of debt of $2.3 that is reflected within other income (expense), net, in the accompanying Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2009.

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

The 2029 Convertible Debentures, which pay a fixed rate of interest semi-annually, have a contingent interest component that will require the Company to pay interest based on the trading price of the debentures exceeding a specified threshold at specified times, commencing on September 15, 2019, as outlined in the Indenture. The maximum amount of contingent interest that will accrue is 0.75% per annum of the average trading price of the debentures during the periods specified in the Indenture. The fair value of this embedded derivative was not significant at December 31, 2011 and 2010.

At the date of issuance, the Company recognized the liability component of the 2029 Convertible Debenture at its fair

Convergys Corporation 2011 Annual Report 64

value of $56.3. The liability component was recognized as the fair value of a similar instrument that did not have a conversion feature at issuance. The equity component, which was the value of the conversion feature at issuance, was recognized as the difference between the proceeds from the issuance of the debentures and the fair value of the liability component, after adjusting for the deferred tax impact of $32.7. The 2029 Convertible Debentures were issued at a coupon rate of 5.75%, which was below that of a similar instrument that does not have a conversion feature. Therefore, the valuation of the debt component, using the income approach, resulted in a debt discount. The debt discount is being amortized over the life of a similar debt instrument without a conversion feature, which the Company determined to equal the contractual maturity of the 2029 Convertible Debentures. Amortization is based upon the effective interest rate method and will be included within the interest expense caption in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

As of December 31, 2011, the 2029 Convertible Debentures “if-converted” value was $132.2. Based on quoted market prices at December 31, 2011, the fair value of the Company’s 2029 Convertible Debentures is $162.5.

The Company leased an office complex in Orlando, Florida, under an agreement that expired in June 2010 (the “Orlando lease”). At December 31, 2011 and 2010, the Orlando lease is accounted for as a capital lease. Pursuant to the terms of the lease, on October 8, 2009, the Company was required to provide notice to the Lessor of its intention to either purchase the property for $65.0 or arrange to have the office complex sold to a third party (the terms of the lease provided the Lessor with a residual value guarantee from the Company of up to $55.0). Although continuing to pursue a refinancing of the Orlando lease, on October 8, 2009, the Company legally elected the purchase option under the required notification provision of the lease agreement. In 2010, the Company recorded a capital lease obligation and property of $55.0 related to this facility, coincident with the completion of the refinancing of the lease discussed below.

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

Including the $55.0 obligation for the Orlando facility, total capital lease obligations were $58.6 and $58.0 at December 31, 2011 and 2010, respectively.

During 2009, the Company entered into a $125.0 asset securitization facility collateralized by accounts receivables of certain of its subsidiaries, of which $50.0 was scheduled to expire in June 2010 and $75.0 expires in June 2012. The $50.0 that was scheduled to expire in June 2010 was extended through June 2011. During June 2011, the Company renegotiated the terms of the agreement, increasing the purchase limited to $150.0 and extending the terms to June 2014. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. As of December 31, 2011, this facility was undrawn. As of December 31, 2010, the Company had borrowings of $85.0 under this facility.

Other debt of $11.1 and $10.7 at December 31, 2011 and 2010, respectively, consisted of miscellaneous domestic and international borrowings.

At December 31, 2011, future minimum payments of the Company’s debt and capital lease arrangements are as follows:

2012	$6.2
2013	1.6
2014	6.7
2015	55.2
2016	—
Thereafter	125.0
Total	$194.7

8. Restructuring

Convergys Corporation 2011 Annual Report 65

2011 Restructuring
During 2011, the Company initiated operational changes that resulted in severance costs of $2.8 largely to reduce headcount and align resources to future business needs. This charge was offset by a $2.8 reduction to previously established facility-related reserves, as described below. The $2.8 of severance-related charges were comprised of $1.6 at Information Management, $1.0 at Customer Management and $0.2 at Corporate. Severance actions impact approximately 100 professional employees worldwide and charges will largely be paid in cash pursuant to the Company's existing severance policy and employment agreements. These actions were substantially completed by the end of 2011.

Restructuring liability activity for the 2011 severance plan, the balance of which is included within payables, deferred revenue and other current liabilities on the Company's Consolidated Balance Sheets, consisted of the following:

2011
Balance at January 1	$—
Severance charge	2.8
Severance payments	(2.6)
Balance at December 31, 2011	$0.2

2010 Restructuring
During 2010, the Company initiated a restructuring plan and incurred a total charge of $36.7 consisting of $22.4 of severance-related charges and $14.3 of facility-related charges. The $22.4 of severance-related charges were comprised of $13.3 at Customer Management and $3.0 at Information Management, largely to reduce headcount and align resources to business needs and $6.1 at Corporate to further simplify operations and to reflect the impact of the sale of the HR Management line of business. The severance charge of $22.4 was largely be paid in cash pursuant to the Company’s existing severance policy and employment agreements. These actions affected approximately 1,000 professional employees and approximately 1,400 non-salaried employees worldwide and were substantially completed by the end of 2011. The facility-related charge of $14.3 relates to lease rent accruals and penalties for properties that have closed as the result of consolidating facilities and shifting capacity. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. The fair value measurement utilized internal discounted cash flows, which is a Level 3 input. The Company used estimates, based on consultation with the Company’s real estate advisors, to determine the proceeds from any future sublease agreements. The Company will continue to evaluate these estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to these facility closures in the future. Therefore, facility-related reserves are maintained on a facility basis rather than a restructuring charge event basis. At December 31, 2011, the facility-related restructuring reserve had an outstanding balance of $9.6, which will be paid over several years until the leases expire.

Below is a summary of the 2010 net restructuring charge of $36.7 by segment:

	Customer Management	Information Management	Corporate	Total
Severance costs	$13.3	$3.0	$6.1	$22.4
Facility-related costs	9.3	5.0	—	14.3
Total restructuring	$22.6	$8.0	$6.1	$36.7

Restructuring liability activity for the 2010 severance plan, the balance of which is included in payables, deferred revenue and other current liabilities on the Company's Consolidated Balance Sheets, consisted of the following:

	2011	2010
Balance at January 1	$12.4	$—
Severance charge	—	22.4
Severance payments	(11.4)	(10.0)
Balance at December 31	$1.0	$12.4

2009 Restructuring

Convergys Corporation 2011 Annual Report 66

During 2009, the Company initiated a restructuring plan to reduce headcount and align resources to future business needs. The total charge recorded in 2009 was $43.3, and included $27.0 of severance-related charges and $16.3 of facility-related charges. Severance charges were comprised of $15.3 at Information Management related to shifting the geographic mix of certain resources and further streamlining of operations, $6.7 at Customer Management resulting from a reduction in one international program and efforts to streamline operations and $5.0 at Corporate to reduce headcount. The severance actions were completed as of March 31, 2011. All severance charges were largely paid in cash pursuant to the Company’s existing severance policy and employment agreements. These actions affected approximately 1,000 of the Company’s worldwide salaried employees and approximately 800 non-salaried employees.

The $16.3 facility-related charge relates to lease rent accruals for properties that have closed as the result of consolidating facilities, consistent with the methodology discussed in connection with the 2010 restructuring. The facility-related restructuring reserve related to this charge is encompassed within the total outstanding facility balance of $9.6, which will be paid over several years until the leases expire.

Facilities Restructuring
The Company's facilities restructuring reserves are equal to the estimated future costs associated with the facilities, net of proceeds from any probable future sublease agreements. The Company uses estimates, based on consultation with the Company's real estate advisers, to determine the proceeds from any future sublease agreements. The Company continues to evaluate these estimates in recording the facilities abandonment charge. Based upon early termination and settlement of a lease for a previously abandoned facility during 2011 and review of estimated future costs for other facilities, the Company recorded a net benefit of $2.8 to reduce the remaining reserves. Restructuring liability for the facilities plans, the balance of which is included in payables, deferred revenue and other current liabilities on the Company's Consolidated Balance Sheets, consisted of the following:

	2011	2010	2009
Balance at January 1	$20.7	$16.0	$—
Facility charge	—	14.3	16.3
Facility payment	(8.3)	(9.6)	(0.3)
Facility adjustment	(2.8)	—	—
Balance at December 31	$9.6	$20.7	$16.0

9. Employee Benefit Plans
Pensions
The Company sponsors a frozen defined benefit pension plan, which includes both a qualified and non-qualified portion, for all eligible employees (the cash balance plan) in North America and an unfunded defined benefit plan for certain eligible employees in the Philippines (the defined benefit plans). The Company also sponsors a non-qualified, unfunded executive deferred compensation plan and a supplemental, non-qualified, unfunded plan for certain senior executives (the executive pension plans). As further describe in Note 12, "Financial Instruments," in December 2011, the Company made investments in certain securities which are held in a grantor trust for the benefit of participants of the executive deferred compensation plan. This investment was made in securities reflecting the hypothetical investment balances of plan participants. The pension benefit formula for the cash balance plan is determined by a combination of compensation and age-based credits and annual guaranteed interest credits. Benefits for the executive deferred compensation plan are based on employee deferrals, matching contributions and investment earnings on participant accounts. Benefits for the supplemental plan are based on age, years of service and eligible pay. Funding of the qualified portion of the cash balance plan has been achieved through contributions made to a trust fund. The contributions have been determined using the prescribed methods in accordance with the Pension Protection Act of 2006. Based on the funded status of the cash balance plan and mandatory legislative requirements under the Pension Protection Act, beginning April 29, 2009, lump sum payments from the cash balance plan have been partially restricted. The Company’s measurement date for all plans is December 31. The projected unit credit cost method is used for determining the unfunded executive pension cost for financial reporting purposes. The plan assumptions are evaluated annually and are updated as necessary.

Components of pension cost and other amounts recognized in other comprehensive income (loss) for the defined benefit plans are as follows:

Convergys Corporation 2011 Annual Report 67

	Year Ended December 31,
	2011	2010	2009
Service cost	$2.8	$2.6	$0.9
Interest cost on projected benefit obligation	12.0	12.1	12.2
Expected return on plan assets	(11.4)	(12.3)	(10.4)
Amortization and deferrals—net	8.7	6.6	7.4
Settlement loss	—	6.8	—
Total pension cost	$12.1	$15.8	$10.1
Other comprehensive income (loss)	$(29.5)	$(1.3)	$9.6

The settlement loss of $6.8 in 2010 resulted from the benefit payments exceeding the sum of the service cost and interest cost. Pension cost for the defined benefit plans related to discontinued operations included in the table above for the years ended December 31, 2010 and 2009 is $0.1 and $0.7, respectively.

The reconciliation of the defined benefit plans' projected benefit obligation and the fair value of plan assets for the years ended December 31, 2011 and 2010 are as follows:

	At December 31,
	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$224.3	$213.5
Service costs	2.8	2.6
Interest cost	12.0	12.1
Actuarial loss	28.9	16.9
Benefits paid	(14.5)	(20.8)
Plan amendment	(1.0)	—
Benefit obligation at end of year	$252.5	$224.3
Change in plan assets:
Fair value of plan assets at beginning of year	$134.1	$129.7
Actual return on plan assets	—	14.6
Employer contribution	20.8	10.6
Benefits paid	(14.5)	(20.8)
Fair value of plan assets at end of year	$140.4	$134.1
Funded status	$(112.0)	$(90.2)
Amounts recognized in the Consolidated Balance Sheets consisted of:
Non-current liability	$112.0	$90.2
Accumulated other comprehensive income (loss)	$(114.1)	$(84.7)

Accumulated other comprehensive loss at December 31, 2011 and 2010 includes unrecognized actuarial losses of $114.1 ($71.2 net of tax) and $84.7 ($55.0 net of tax), respectively. The actuarial loss included in accumulated other comprehensive loss that is expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2012 is $10.7. The accumulated benefit obligation for the defined benefit plans was $252.5 and $224.3 at December 31, 2011 and 2010, respectively.

Estimated future benefit payments from the defined benefit plans are as follows:

2012	$9.0
2013	10.5
2014	27.0
2015	14.8
2016	16.1
2017 - 2021	86.8
Total	$164.2

Convergys Corporation 2011 Annual Report 68

Components of pension cost and other amounts recognized in other comprehensive income (loss) for the unfunded executive pension plans are as follows:

	Year Ended December 31,
	2011	2010	2009
Service cost	$0.7	$0.9	$1.5
Interest cost on projected benefit obligation	1.3	2.0	2.1
Amortization and deferrals—net	(0.1)	(0.1)	(0.8)
Curtailment (benefit) loss, net	(2.4)	1.8	—
Settlement loss	—	1.4	—
Total pension (benefit) cost	$(0.5)	$6.0	$2.8
Other comprehensive income (loss)	$1.3	$(3.1)	$(3.9)

In 2011, the Company froze the executive deferred compensation plan and recognized a $0.9 curtailment benefit. The Company also recognized a $1.5 curtailment benefit during 2011 related to the resignation of a senior executive. The Company recognized a $2.2 curtailment loss during 2010 related to the termination of employment of the President and Chief Executive Officer of the Company. The curtailment loss was partially offset by a $0.4 curtailment benefit related to the termination of employment of a senior executive. The Company also recognized a settlement loss related to the CEO transition of $1.4 upon payment of benefits under the unfunded executive pension plan.

The reconciliation of the unfunded executive pension plans’ projected benefit obligation for the years ended December 31, 2011 and 2010 is as follows:

	At December 31,
	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$33.2	$37.1
Service cost	0.7	0.9
Interest cost	1.3	2.0
Change in plan provisions	—	(0.5)
Actuarial (gain) loss	(1.9)	3.8
Curtailment (benefit) loss	(2.5)	2.3
Benefits paid	(6.2)	(12.4)
Benefit obligation at end of year	$24.6	$33.2
Funded status	$(24.6)	$(33.2)
Amounts recognized in the Consolidated Balance Sheets consisted of:
Current liability	$6.2	$5.2
Non-current liability	18.4	28.0
Accumulated other comprehensive income (loss)	$4.1	$2.8

Total benefits paid of $6.2 were made via employer contributions.

Included in accumulated other comprehensive loss at December 31, 2011 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $0.3 ($0.2 net of tax) and unrecognized actuarial gain of $3.8 ($2.4 net of tax). Included in accumulated other comprehensive loss at December 31, 2010 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $1.1 ($0.7 net of tax) and unrecognized actuarial gain $1.7 ($1.1 net of tax). The accumulated benefit obligation for the unfunded executive pension plans was $24.6 and $32.1 at December 31, 2011 and 2010, respectively. The prior service credit expected to be recognized in net periodic pension cost during the year ending December 31, 2012 is $0.2.

Estimated future benefit payments from the unfunded executive plans are as follows:

Convergys Corporation 2011 Annual Report 69

2012	$6.2
2013	3.1
2014	1.6
2015	1.5
2016	1.0
2017 - 2021	8.3
Total	$21.7

The following weighted-average rates were used in determining the benefit obligations at December 31:

	2011			2010
Discount rate—projected benefit obligation	4.25%	-	7.80%	5.20%	-	5.40%
Future compensation growth rate	4.00%	-	5.50%	4.00%	-	5.00%
Expected long-term rate of return on plan assets	7.50%	-	8.00%	8%

The following weighted-average rates were used in determining the pension cost for all years ended December 31:

	2011			2010			2009
Discount rate—projected benefit obligation	5.20%	-	7.80%	5.50%	-	6.00%	6.25%	-	6.50%
Future compensation growth rate	4.00%	-	5.50%	4.00%	-	5.00%	4.00%	-	5.00%
Expected long-term rate of return on plan assets	7.50%	-	8.00%	8%			8%

The range of discount rates utilized in determining the pension cost and projected benefit obligation of the Company's defined benefit plans reflects a lower prevalent rate applicable to the frozen cash balance plan for eligible employees in North America and a higher applicable rate for the unfunded defined benefit plan for certain eligible employees in the Philippines.

As of December 31, 2011 and 2010, plan assets for the cash balance plan consisted of Convergys common stock, an equity fund and common/collective trusts (of which approximately 70% are invested in equity backed funds and 30% in funds invested in fixed income instruments), which is consistent with the Company’s targeted allocation. Plan assets for the cash balance plan included $3.7 and $4.0 of the Company’s common shares at December 31, 2011 and 2010, respectively. The investment objectives for the plan assets are to generate returns that will enable the plan to meet its future obligations. The Company’s expected long-term rate of return was determined based on the asset mix of the plan, past performance and other factors. The Company contributed $19.7 and $10.2 in 2011 and 2010, respectively, to fund its cash balance plan in order to satisfy its Employee Retirement Income Security Act of 1974 (ERISA) funding requirements. The Company currently expects to make $11.2 in contributions in 2012 to fund its cash balance plan. No plan assets are expected to be returned to the Company during 2012.

The following table sets forth by level, within the fair value hierarchy, the cash balance plan’s assets at fair value as of December 31, 2011 and 2010:

Investments	December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/Collective trusts	$132.8	$—	$132.8	$—
Convergys common stock	3.7	3.7	—	—
Equity fund	3.9	—	—	3.9
Total investments	$140.4	$3.7	$132.8	$3.9

Convergys Corporation 2011 Annual Report 70

Investments	December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/Collective trusts	$126.7	$—	$126.7	$—
Convergys common stock	4.0	4.0	—	—
Equity fund	3.4	—	—	3.4
Total investments	$134.1	$4.0	$126.7	$3.4

For additional information on the fair value hierarchy, see Note 13.

The Company’s pension plan holds Level 3 investments within equity funds which primarily invests in domestic early stage capital funds. The fair value of these investments is based on the net asset value per share of the fund. The pension plan has approximately $0.2 in future funding requirements associated with this investment. The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement. The following table provides a reconciliation of the beginning and ending balances for the Level 3 assets:

	Year Ended December 31
	2011	2010
Balance, beginning of year	3.4	3.3
Unrealized gains (losses) relating to instruments still held at the reporting date	0.4	(0.1)
Purchases	0.1	0.2
Balance, end of year	$3.9	$3.4

Savings Plans
The Company sponsors a defined contribution plan covering substantially all U.S. employees. The Company’s contributions to the plan are based on matching a portion of the employee contributions. In 2011, the Company's matching contribution changed from 100% of the first 5% to 100% of the first 3% of eligible employee contributions. As a result, total Company contributions to the defined contribution plan were $9.5 in 2011 compared to $15.1 and $17.6 for 2010 and 2009, respectively. Plan assets for these plans included 2.0 million ($26.0) and 2.2 million ($29.1) of Company’s common shares at December 31, 2011 and 2010, respectively.

Employee Postretirement Benefits Other Than Pensions
The Company sponsors postretirement health and life insurance plans for certain eligible employees. The plan provides eligible employees and retirees with the opportunity to direct an amount of their compensation or pension benefits to cover medical, dental and life insurance programs of their choice for their benefit and the benefit of their dependents. The plan covers both active and retired eligible employees of the Company and its subsidiaries. Employees’ eligibility to participate in the plan is based upon their date of hire. During the second quarter of 2011, the Company amended certain components of the postretirement health and life insurance plans to reduce certain benefits. The plan amendments constitute negative amendments. As a result of the plan amendments, the accumulated postretirement benefit obligation decreased approximately $20 from December 31, 2010, the impact of which will be recognized as a reduction to net periodic benefit cost over the remaining future service years of the active participants over a weighted-average period of approximately 3 years.

The Company funds life insurance benefits of certain retirees through a Voluntary Employee Benefit Association (VEBA) trust. Contributions to the plan consist of (1) compensation or pension benefit deductions that the participant directs the Company, which is also the Plan Sponsor, to deposit into the plan on their behalf based on the coverage the participant has elected under the plan, and (2) amounts the Company pays to the plan that are in excess of the participant-directed deductions. Contributions to the VEBA are subject to IRS limitations developed using the aggregate cost method. At December 31, 2006, the Company eliminated the postretirement life insurance plan benefits for non-retirement eligible employees. The Company’s postretirement benefit plan (benefit) cost was $(3.4), $0.5, and $0.6 for 2011, 2010 and 2009, respectively. The amounts included within accumulated other comprehensive loss related to these benefits were $14.9 and $0.8 at December 31, 2011 and 2010, respectively.

Convergys Corporation 2011 Annual Report 71

Components of other post-employment benefit plan cost and other amounts recognized in other comprehensive income (loss) for the postretirement health and life insurance plans are as follows:

	2011	2010	2009
Service cost	$0.2	$0.4	$0.5
Interest cost on projected benefit obligation	0.9	1.4	1.5
Expected return on plan assets	(0.5)	(0.6)	(0.6)
Amortization and deferrals—net	(4.0)	(0.7)	(0.8)
Total other post-employment benefit plan (benefit) cost	$(3.4)	$0.5	$0.6
Other comprehensive income (loss)	$14.1	$(2.0)	$(2.3)

The reconciliation of the postretirement health and life insurance plan’s projected benefit obligation and the fair value of plan assets for the years ended December 31, 2011 and 2010 are as follows:

	At December 31,
	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$27.1	$25.5
Service cost	0.2	0.4
Interest cost	0.9	1.4
Plan amendment	(16.8)	—
Actuarial (gain) loss	(1.8)	0.8
Part D subsidy	0.1	0.1
Benefits paid	(1.1)	(1.1)
Benefit obligation at end of year	$8.6	$27.1
Change in plan assets:
Fair value of plan assets at beginning of year	$7.2	$7.5
Actual return on plan assets	0.2	0.2
Employer contribution	0.7	0.6
Benefits paid	(1.1)	(1.1)
Fair value of plan assets at end of year	$7.0	$7.2
Funded status	$(1.6)	$(19.9)
Amounts recognized in the Consolidated Balance Sheets consisted of:
Non-current assets	$3.3	$1.6
Current liability	(0.5)	1.0
Non-current liability	(4.4)	20.5
Accumulated other comprehensive income (loss)	$14.9	$0.8

Estimated future benefit payments from the postretirement health and life plan are as follows:

2012	$0.7
2013	0.6
2014	0.5
2015	0.6
2016	0.6
2017 - 2021	3.4
Total	$6.4

Plan assets for the postretirement health and life plan of $7.0 and $7.2 at December 31, 2011 and 2010, respectively, are comprised of money market accounts, a Level 1 asset. The Company expects to make $0.5 in contributions in 2012 to fund its post retirement health and life plan. No plan assets are expected to be returned to the Company during 2012.

Convergys Corporation 2011 Annual Report 72

Assumed health care costs trend rates were capped for all participants following the plan amendments during the second quarter of 2011.

10. Stock-Based Compensation Plans
At December 31, 2011, the Company had 38 common shares that were authorized for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan (Convergys LTIP), as amended on April 22, 2008. The Convergys LTIP provides for the issuance of stock-based awards to certain employees and Directors. From time to time, the Company grants restricted stock awards that generally vest over terms of three to five years, pursuant to the plan. During the restriction period, restricted stock awards entitle the holder to all the rights of a holder of common shares (other than the right to transfer the shares). Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The Company granted stock options in 2011 with exercise prices that are no less than market value of the stock at the grant date and have a ten-year term and vesting terms of two to three years. Stock options granted in 2010 were fully vested at the time they were granted. The Company did not issue any stock options to employees or Directors during 2009.The Company also grants certain employees and Directors restricted stock units. Unlike the restricted stock awards discussed above, the restricted stock units do not possess dividend or voting rights. The restricted stock units consist of both time-related and performance-related units. The restrictions for the time-related restricted stock units generally lapse three years after the grant date. The performance-related units vest upon the Company’s satisfaction of certain financial market conditions (relative shareholder return versus the S&P 500 return). Performance-related units that have not vested by the end of three years from the grant date (i.e., the performance conditions for vesting of those units have not been met within that period) are forfeited.

The following table shows certain information as of December 31, 2011, with respect to compensation plans under which common shares are authorized for issuance:

	Number of Common Shares to be Issued Upon Exercise	Weighted Average Exercise Price	Common Shares Available for Future Issuance
Equity compensation plans approved by shareholders
Stock options	3.9	$23.90	—
Restricted stock units	3.9	—	—
	7.8	$23.90	9.1

The Company’s operating results reflect long-term incentive plan expense of $17.0, $14.8 and $17.5 for the years ended December 31, 2011, 2010 and 2009, respectively. Long-term incentive plan expense related to discontinued operations for these periods was $0.0, $0.9, and $2.5, respectively. Long-term incentive plan expenses include: (a) incentive plan expense that is paid in cash based on relative shareholder return, and (b) stock compensation expense. Stock compensation expense for the years ended December 31, 2011, 2010 and 2009 was $17.4, $15.3 and $19.1, respectively.

Stock Options
Presented below is a summary of Company stock option activity:

Convergys Corporation 2011 Annual Report 73

Shares (in Millions)	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2009	9.3	$30.69
Forfeited	(1.5)	22.67
Options outstanding at December 31, 2009	7.8	$32.21
Options exercisable at December 31, 2009	7.8	$32.21
Granted	0.3	10.88
Exercised	—	11.74
Forfeited	(2.4)	31.14
Options outstanding at December 31, 2010	5.7	$31.66
Options exercisable at December 31, 2010	5.7	$31.66
Granted	0.7	13.79
Exercised	(0.2)	11.68
Forfeited	(2.3)	41.50
Options outstanding at December 31, 2011	3.9	$23.90
Options exercisable at December 31, 2011	3.2	$25.97

Approximately one-half of the stock options granted during 2011 vest in two years and the remaining vest in three years. The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The weighted average fair value at grant date of $4.06 per option granted included assumptions of a strike price of $13.79, a 31.11% implied volatility, an expected term of 4.5 years, a risk-free rate of 2.12%, and a dividend yield of 0.00%. These option grants resulted in stock compensation expense of $1.0 in 2011. Stock options were granted during 2010 that were fully vested at the time they were granted, resulting in compensation cost of approximately $1.1. Expected volatility is based on the unbiased standard deviation of the Company's common stock over the option term. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option for the expected term of the instrument. The dividend yield reflects an estimate of dividend payouts over the term of the award.

The weighted average grant date fair value per share for the outstanding and exercisable options at December 31, 2011 was $10.17 and $9.15, respectively.

The following table summarizes the status of the Company stock options outstanding and exercisable at December 31, 2011:

Shares (in Millions)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.0 to $11.55	1.0	1.7	$11.35	1.0	1.7	$11.35
$11.56 to $21.81	1.1	6.3	13.80	0.4	1.2	13.82
$21.82 to $22.22	—	—	—	—	—	—
$22.23 to $29.32	0.1	0.3	28.25	0.1	0.3	28.25
$29.33 to $29.53	—	—	—	—	—	—
$29.54 to $36.49	—	0.1	30.66	—	0.1	30.66
$36.50 to $36.67	1.7	—	36.67	1.7	—	36.67
$36.68 to $43.50	—	—	—	—	—	—
$43.51 and Over	—	—	—	—	—	—
Total	3.9	2.1	$23.90	3.2	0.7	$25.97

The aggregate intrinsic value of stock options exercised was less than $0.7 in 2011 and $0.1 in 2010 and 2009. The actual tax benefit realized from the exercised stock options was $0.1 in 2011 and less than $0.1 in 2010 and 2009. The

Convergys Corporation 2011 Annual Report 74

total grant date fair value of stock options that vested during 2011, 2010 and 2009 was $0.0, $1.1 and $0.0, respectively. As of December 31, 2011, the aggregate intrinsic value was $1.5 for both stock options outstanding and exercisable. Intrinsic value represents the Company's closing price on the last trading day of the year in excess of the weighted average exercise price for those tranches of options with a weighted average exercise price less than the closing price multiplied by the number of options outstanding or exercisable.

Restricted Stock Awards and Restricted Stock Units
During 2011, 2010 and 2009, the Company granted 1.5, 2.3 and 2.8 shares, respectively, of restricted stock and restricted stock units. The weighted average fair values of these grants were $13.67, $11.45 and $7.69, respectively. Included in the total grants were 0.5, 1.0 and 1.8 of performance-related restricted stock units for 2011, 2010 and 2009, respectively.

The 2011 performance-related grants provide for payout based upon the extent to which the Company achieves certain EBITDA targets, as determined by the Compensation and Benefits Committee of the Board of Directors for this award, over a two-year period. Payout levels range from 50% to 200% of award shares earned. No payout can be earned if performance is below the minimum threshold level. Compensation cost related to these 2011 grants will be adjusted based upon expected performance as compared to defined targets.

The 2010 and 2009 performance-related grants provide for payout depending on the Company's relative total shareholder return in each respective year as compared to companies in the S&P 500 Index. The Company used a Monte Carlo simulation model to determine the fair value for performance-based restricted stock units granted during 2010 and 2009. The assumptions used in this model are set forth in the table below. Expected volatilities for the 2010 performance awards were based on historical volatility and daily returns for the three-year period ended January 1, 2010 of the Company’s stock and S&P 500 companies. For the 2010 performance awards, the total stock return for the Company over the performance period is based on comparing Convergys’ average closing price from the fourth quarter of 2009 with the average expected closing price for the fourth quarter of 2012. For these awards, the total stock return of the S&P 500 companies is computed by comparing the average closing price of the S&P 500 companies from the fourth quarter of 2009 with the average expected closing price for the fourth quarter of 2012. The risk-free interest rate for the expected term of the award granted is based on the U.S. Treasury yield curve in effect at the time of grant.

	2010	2009
Expected volatility	56.0%	52.8%
Expected term (in years)	3.0	3.0
Risk-free interest rate	1.4%	1.2%

The total compensation cost related to non-vested restricted stock and restricted stock units not yet recognized as of December 31, 2011 was approximately $19.3 based on current estimates of the performance metrics, which is expected to be recognized over a weighted average of 0.8 years. Changes to non-vested restricted stock and restricted stock units for the years ended December 31, 2011 and 2010 were as follows:

Shares (in millions)	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2009	4.9	$12.18
Granted	2.3	11.45
Vested	(1.3)	16.88
Forfeited	(1.7)	11.01
Non-vested at December 31, 2010	4.2	10.64
Granted	1.5	13.67
Vested	(0.6)	11.70
Forfeited	(1.2)	11.22
Non-vested at December 31, 2011	3.9	$11.08

The aggregate intrinsic value of non-vested restricted stock units was $50.1 at December 31, 2011.

Convergys Corporation 2011 Annual Report 75

11. Commitments and Contingencies
Commitments
The Company leases certain facilities and equipment used in its operations under operating leases. Total rent expense was $79.0, $81.9 and $88.7 in 2011, 2010 and 2009, respectively.

At December 31, 2011, the total minimum rental commitments under non-cancelable operating leases are as follows:

2012	$26.8
2013	16.4
2014	11.8
2015	8.5
2016	6.7
Thereafter	11.3
Total	$81.5

At December 31, 2011, the Company had outstanding letters of credit of approximately $32 related to performance and payment guarantees, of which approximately $15 is set to expire by the end of 2012, approximately $4 is set to expire within one to three years and approximately $13 is set to expire after three years. The Company also had other bond obligations of approximately $2 related to performance and payment guarantees.

At December 31, 2011, the Company had outstanding performance bond obligations of approximately $35 related to performance and payment guarantees for the Company’s former HR Management line of business. Upon completion of the sale of the HR Management business, the Company accounts for these performance bond obligations under the guidance of ASC 460-10. As part of the gain on disposition the Company recognized a liability equal to the present value of probability weighted cash flows of potential outcomes, a Level 3 fair value measurement. Although NorthgateArinso is obligated to indemnify the Company for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of December 31, 2011 the Company maintains a liability of approximately $1 for these obligations.

The Company also has purchase commitments with telecommunication providers of approximately $17 in 2012.

Contingencies
The Company from time to time is involved in various loss contingencies, including legal contingencies that arise in the ordinary course of business. The Company accrues for a loss contingency when it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. At this time, the Company believes that the results of any such contingencies, either individually or in the aggregate, will not have a materially adverse effect on the Company’s results of operations or financial condition. However, the outcome of any litigation cannot be predicted with certainty. An unfavorable resolution of one or more pending matters could have a materially adverse impact on the Company’s results of operations or financial condition in the future.

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

Convergys Corporation 2011 Annual Report 76

In October 2009, the District Court denied the plaintiffs’ motion to certify a class. In January 2010, the Fifth Circuit granted the plaintiffs’ petition for permission to appeal the denial of class certification. The District Court stayed the case pending the Fifth Circuit’s decision on the plaintiffs’ appeal. The Company and the plaintiffs have signed a term sheet to settle and terminate the lawsuit. The District Court approved the parties' joint stipulation of settlement on September 27, 2011. The joint stipulation of settlement was not appealed and became final on October 30, 2011. The final settlement did not have a material adverse impact on the Company's results of operations or financial condition.

In November 2011, one of the Company's call center clients tendered a contractual indemnity claim to Convergys Customer Management Group, Inc., a subsidiary of the Company, relating to a putative class action captioned Brandon Wheelock, individually and on behalf of a class and subclass of similarly situated individuals, v. Hyundai Motor America, Orange County Superior Court,  California, Case No. 30-2011-00522293-CU-BT-CJC. The lawsuit alleges that Hyundai Motor America violated California's telephone recording laws by recording telephone calls with customer service representatives without providing a disclosure that the calls might be recorded. Plaintiff is seeking, among other things, an order certifying the suit as a California class action, statutory damages, payment of attorneys' fees and pre- and post judgment interest. Convergys Customer Management Group, Inc. is not named as a defendant in the lawsuit and is in the process of evaluating the indemnity demand. Given the early stage of this matter, the fact that Convergys Customer Management Group, Inc. is not named as a defendant in the lawsuit, and the fact that there has been no determination as to whether Convergys Customer Management Group, Inc. will be required to indemnify the client, the likelihood of losses that may become payable to this call center client under claims related to this matter, the amount of potential losses associated with such claims and whether such losses may be material cannot be determined or estimated at this time. The Company has therefore not established a reserve for them. The Company believes Convergys Customer Management Group, Inc. has meritorious defenses to the client's demand for indemnification and also believes there are meritorious defenses to Plaintiff's claims in the lawsuit.

12. Financial Instruments

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

The Company serves many of its U.S.-based clients using contact center capacity in the Philippines, India, Canada and Colombia. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR), Canadian dollars (CAD) or Colombian pesos (COP), which represents a foreign exchange exposure. Beginning in 2011, the Company entered into a contract with a client priced in Australian dollars (AUD). The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward exchange contracts and options with several financial institutions to acquire a total of PHP 19,399.7 at a fixed price of $424.4 at various dates through December 2014, INR 7,588.7 at a fixed price of $152.9 at various dates through December 2014, CAD 12.0 at a fixed price of $11.4 at various dates through December 2012 and COP 31,200.0 at a fixed price of $15.9 at various dates through December 2013, and to sell a total of AUD 14.6 at a fixed price of $15.2 at various dates through December 2012. These instruments mature within the next 36 months and had a notional value of $619.8 at December 31, 2011 and $571.6 at December 31, 2010. The derivative instruments discussed above are designated and are effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	December 31,
	2011	2010
Forward exchange contracts and options designated as hedging instruments
Included within other current assets	$13.0	$19.5
Included within other non-current assets	3.9	19.2
Included within other current liabilities	11.2	7.2
Included within other long-term liabilities	8.1	0.8

The Company recorded a deferred tax benefit of $1.0 and deferred tax expense of $12.0 related to these derivatives at December 31, 2011 and 2010, respectively. A total of $1.5 of deferred losses and $18.7 of deferred gains, net of

Convergys Corporation 2011 Annual Report 77

tax, related to these cash flow hedges at December 31, 2011 and 2010, respectively, were included in accumulated other comprehensive loss (OCL). As of December 31, 2011, deferred gains of $1.8 ($1.1 net of tax), on derivative instruments included in accumulated OCL are expected to be reclassified into earnings during the next 12 months. The following tables provide the effect of these derivative instruments on the Company’s Consolidated Financial Statements for the year ended December 31, 2011 and 2010, respectively:

2011:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Foreign exchange contracts	$(21.6)	$11.6	Cost of providing services and products sold and Selling, general and administrative

2010:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Foreign exchange contracts	$53.1	$(0.5)	Cost of providing services and products sold and Selling, general and administrative

The gain recognized related to the ineffective portion of the derivative instruments was immaterial for the years ended December 31, 2011 and 2010.

During 2011, 2010 and 2009, the Company recorded a net gain of $11.6 and net losses of $0.5 and $27.5, respectively, related to the settlement of forward contracts and options which were designated as cash flow hedges.

The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. During the year ended December 31, 2011, a loss of $0.2 was recognized related to changes in fair value of these derivative instruments not designated as hedges, compared to a gain of $0.2 in the same period in 2010. The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income, net in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value of these derivative instruments not designated as hedges at December 31, 2011, was immaterial to the Company’s Consolidated Financial Statements.

A few of the Company’s counterparty agreements related to derivative instruments contain provisions that require that the Company maintain collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments in liability position at December 31, 2011 was $19.3 for which the Company has no posted collateral. Future downgrades in the Company’s credit ratings and/or changes in the foreign currency markets could result in collateral to counterparties.

Investments
In December 2011, the Company made investments in certain securities, included within other current assets in the Consolidated Balance Sheets, which are held in a grantor trust for the benefit of participants of the executive deferred compensation plan, which was frozen during the fourth quarter of 2011. This investment was made in securities reflecting the hypothetical investment balances of plan participants. As of December 31, 2011, the Company maintained investment securities with a fair value of $22.7 classified as trading securities. The investment securities include exchange-traded mutual funds, common stock of the Company and money market accounts. These securities are carried at fair value, with gains and losses, both realized and unrealized, reported in other income (expense), net in the Consolidated Statements of Operations and Comprehensive Income (loss). The cost of securities sold is based

Convergys Corporation 2011 Annual Report 78

upon the specific identification method. Interest and dividends on securities classified as trading are included in other income (expense), net.

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

At December 31, 2011 and 2010, the Company had foreign currency forward contracts measured at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. The derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 were as follows:

	December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$16.9	$—	$16.9	$—
Foreign currency forward contracts (liability position)	$19.3	$—	$19.3	$—
	December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$38.8	$—	$38.8	$—
Foreign currency forward contracts (liability position)	$8.0	$—	$8.0	$—

The Company also had investment securities measured at fair value at December 31, 2011. The fair value of these instruments was measured using quoted prices in active markets for identical assets (Level 1). The assets measured at fair value on a recurring basis as of December 31, 2011 were as follows:

	December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$15.9	$15.9	$—	$—
Convergys common stock	5.1	5.1	—	—
Money market accounts	1.7	1.7	—	—
Total	$22.7	$22.7	$—	$—

Fair values of cash equivalents and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. The fair value of short-term debt approximates its recorded value because of its short-term nature.

14. Income Taxes
The Company’s provision (benefit) for income taxes from continuing operations consists of the following:

Convergys Corporation 2011 Annual Report 79

	Year Ended December 31,
	2011	2010	2009
Current:
United States federal	$47.1	$12.7	$(34.5)
Foreign	20.7	10.3	10.1
State and local	2.9	(2.3)	5.6
Total current	70.7	20.7	(18.8)
Deferred:
United States federal	43.7	(14.0)	44.3
Foreign	(1.9)	1.2	(13.6)
State and local	6.4	8.8	(0.3)
Total deferred	48.2	(4.0)	30.4
Total	$118.9	$16.7	$11.6

The Company’s combined pre-tax earnings from continuing operations relating to foreign subsidiaries or branches were $84.8, $100.1 and $88.7 during 2011, 2010 and 2009, respectively.

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate from continuing operations for the tax expense in 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
U.S. federal statutory rate	35.0%	35.0%	35.0%
Permanent differences	(12.7)	(2.6)	(0.1)
State and local income taxes, net of federal income tax	1.2	(7.5)	3.5
International rate differential, including tax holidays	(2.1)	33.9	(13.4)
Foreign valuation allowances	—	0.2	2.0
Impairments	—	(91.7)	—
Adjustments for uncertain tax positions	6.6	(0.3)	(13.8)
Tax credits and other	(1.4)	3.6	(1.2)
Effective rate	26.6%	(29.4)%	12.0%

The 56.0% increase in the income tax expense rate in 2011 is primarily due to the previous year's impact of non-deductibility of goodwill impairments, internal restructurings, and the geographic mix of worldwide income. The Company’s foreign taxes for 2011, 2010 and 2009 included $2.6, $12.0 and $8.5, respectively, of benefit derived from tax holidays in the Philippines, India and Costa Rica. This resulted in a (0.6)%, 21.0% and (8.8)% impact to the effective tax rate in 2011, 2010 and 2009, respectively. The Company’s foreign taxes for 2011, 2010 and 2009 include $1.0, $9.9 and $7.5, respectively, related to a tax holiday in India which expired March 2011. The tax holidays in the Philippines are scheduled to expire by December 2012. The Company has applied for one- or two-year extensions of the Philippine tax holidays in accordance with local law.

The components of deferred tax assets and liabilities are as follows:

Convergys Corporation 2011 Annual Report 80

	At December 31,
	2011	2010
Deferred tax assets:
Loss and credit carryforwards	$118.7	$148.4
Pension and employee benefits	76.8	73.0
Restructuring charges	1.0	6.9
Deferred revenue	16.1	9.0
Foreign currency hedge	1.0	—
Other	53.5	49.1
Valuation allowances	(37.3)	(37.3)
Total deferred tax assets	229.8	249.1
Deferred tax liabilities:
Depreciation and amortization	149.6	148.2
Deferred implementation costs	29.3	18.0
Contingent debt and accrued interest	44.0	37.7
Foreign currency hedge	—	12.0
Other	30.8	30.6
Total deferred tax liabilities	253.7	246.5
Net deferred tax (liabilities) / assets	$(23.9)	$2.6

As of December 31, 2011 and 2010, $14.3 and $15.3, respectively, of the valuation allowances relate to the Company’s foreign operations.

As of December 31, 2011, the Company has federal, state, and foreign operating loss carryforwards of $85.2, $809.7 and $104.7, respectively. The federal operating loss carryforwards and state operating loss carryforwards expire between 2020 and 2031. The foreign operating loss carryforwards include $57.1 with no expiration date; the remainder will expire between 2012 and 2026. The federal and state operating loss carryforwards include losses of $105.6 and $221.3, respectively, that were acquired in connection with business combinations. Utilization of the acquired federal and state tax loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986. At December 31, 2011, the Company also had $3.7 in state tax credits that expire from 2012 to 2014.

The Company has not provided for U.S. federal income taxes or foreign withholding taxes on $422.7 of undistributed earnings of its foreign subsidiaries at December 31, 2011, because such earnings are intended to be reinvested indefinitely. It is not practicable to determine the amount of applicable taxes that would be due if such were distributed.

As of December 31, 2011 and 2010, the liability for unrecognized tax benefits was $112.3 and $84.8, respectively, including $23.5 and $20.5 of accrued interest and penalties, and is recorded within the other long-term liabilities in the accompanying Consolidated Balance Sheets. The total amount of net unrecognized tax benefits that would affect income tax expense, if ever recognized in the Consolidated Financial Statements, is $98.7. This amount includes net interest and penalties of $20.2. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2011 and 2010, the Company recognized approximately $3.0 and $5.8 in interest and penalties, respectively.

A reconciliation of the beginning and ending total amounts of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

	2011	2010
Balance at January 1	$63.9	$64.7
Additions based on tax positions related to the current year	26.7	0.1
Additions for tax positions of prior years	—	3.0
Reductions for tax positions of prior years	(1.5)	(1.9)
Settlements	2.4	—
Lapse of statutes	(2.7)	(2.0)
Balance at December 31	$88.8	$63.9

The increase in the liability for unrecognized tax benefits was largely due to uncertainty related to the deductibility of

Convergys Corporation 2011 Annual Report 81

certain items, partially offset by decreases for the resolution of tax audits in the current year. The Company is currently attempting to resolve income tax audits relating to prior years in various jurisdictions. The Company has received assessments from these jurisdictions related to transfer pricing and deductibility of expenses. The Company believes that it is appropriately reserved with regard to these assessments as of December 31, 2011. Furthermore, the Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease between $5.0 and $40.0 prior to December 31, 2012, based upon resolution of audits; however, actual developments could differ from those currently expected.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to examinations by tax authorities for years before 2002.

15. Additional Financial Information

	At December 31,
	2011	2010
Property and equipment, net:
Land	$18.4	$16.9
Buildings	221.7	211.3
Leasehold improvements	185.8	187.5
Equipment	597.7	610.6
Software	492.6	467.4
Construction in progress and other	28.9	28.3
	1,545.1	1,522.0
Less: Accumulated depreciation	(1,179.7)	(1,174.4)
	$365.4	$347.6
Payables and other current liabilities:
Accounts payable	$46.1	$53.6
Accrued taxes	44.2	19.7
Accrued payroll-related expenses	89.3	100.2
Derivative Liabilities	11.2	7.2
Accrued expenses, other	115.7	103.6
Restructuring and exit costs	10.8	35.8
Deferred revenue and government grants	58.7	60.1
	$376.0	$380.2
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustments	$14.1	$18.0
Pension liability, net of tax benefit of $35.7 and $29.0	(59.3)	(52.0)
Unrealized (loss) gain on hedging activities, net of tax benefit (expense) $1.0 and ($12.0)	(1.5)	18.7
	$(46.7)	$(15.3)

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

The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

Convergys Corporation 2011 Annual Report 82

	Year Ended December 31,
	2011	2010	2009
Revenues:
Customer Management	$1,918.8	$1,839.3	$1,986.7
Information Management	328.8	340.1	434.3
Corporate and other	14.4	24.0	—
	$2,262.0	$2,203.4	$2,421.0
Depreciation:
Customer Management	$60.3	$65.7	$66.9
Information Management	13.9	14.3	22.6
Corporate and other (1)	12.7	17.3	20.8
	$86.9	$97.3	$110.3
Amortization:
Customer Management	$7.4	$7.7	$7.3
Information Management	2.2	2.5	3.6
	$9.6	$10.1	$10.9
Restructuring Charges:
Customer Management	$1.0	$22.6	$7.9
Information Management	(1.2)	8.0	30.4
Corporate and other	0.2	6.1	5.0
	$—	$36.7	$43.3

Asset Impairments:
Customer Management	$—	$181.1	$—
Information Management	—	—	3.1
	$—	$181.1	$3.1
Operating Income (Loss):
Customer Management	$149.9	$(78.5)	$133.9
Information Management	37.2	33.2	21.9
Corporate (1)(2)	(18.8)	(49.3)	(54.6)
	$168.3	$(94.6)	$101.2
Capital Expenditures:
Customer Management	$51.8	$42.7	$44.5
Information Management	15.4	10.1	10.8
Corporate (1)	21.1	13.2	16.1
	$88.3	$66.0	$71.4

(1)	Includes shared services-related capital expenditures and depreciation.

(2)
Includes costs incurred historically allocated to the HR Management segment but not meeting the criteria for classification as discontinued operations of $9.1 and $32.1 for 2010 and 2009, respectively.

	At December 31,
	2011	2010
Total Assets:
Customer Management	$1,380.2	$1,370.5
Information Management	459.4	513.8
Corporate	486.3	229.2
Held-for-Sale	—	11.8
	$2,325.9	$2,125.3

Geographic Operations
The following table presents certain geographic information regarding the Company’s operations:

Convergys Corporation 2011 Annual Report 83

	Year Ended December 31,
	2011	2010	2009
Revenues:
North America	$1,845.4	$1,810.5	$2,037.6
Rest of World	416.6	392.9	383.4
	$2,262.0	$2,203.4	$2,421.0

	At December 31,
	2011	2010
Long-lived Assets:
North America	$1,164.9	$1,292.5
Rest of World	209.9	127.3
	$1,374.8	$1,419.8

Concentrations
The Customer Management and Information Management segments derive significant revenues from AT&T. Revenues from AT&T were 21.6%, 21.4% and 23.1% of the Company’s consolidated revenues from continuing operations for 2011, 2010 and 2009, respectively. Related accounts receivable from AT&T totaled $93.2 and $57.4 at December 31, 2011 and 2010, respectively. The Customer Management segment also derives significant revenues from DIRECTV and Comcast. Revenues for DIRECTV were 10.1%, 8.9% and 8.4% of the Company's consolidated revenues from continuing operations for 2011, 2010 and 2009, respectively. Revenues for Comcast were 10.2%, 7.3% and 7.2% of the Company's consolidated revenues from continuing operations for 2011, 2010 and 2009, respectively.

17. Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2011:
Revenues	$544.6	$551.6	$576.9	$588.9	$2,262.0
Operating income	37.0	38.1	43.5	49.7	168.3
Net income from continuing operations	34.9	31.7	213.7	48.0	328.3
Net income from discontinued operations	—	—	—	6.5	6.5
Net income	34.9	31.7	213.7	54.5	334.8
Basic earnings per share:
Continuing operations	$0.29	$0.26	$1.78	$0.41	$2.73
Discontinued operations	—	—	—	0.06	0.06
Net basic earnings per common share	$0.29	$0.26	$1.78	$0.47	$2.79
Diluted earnings per share
Continuing operations	$0.28	$0.26	$1.75	$0.40	$2.67
Discontinued operations	—	—	—	0.05	0.05
Net basic earnings per common share	$0.28	$0.26	$1.75	$0.45	$2.72

Convergys Corporation 2011 Annual Report 84

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Total
2010:
Revenues	$546.0	$528.2	$556.0	$573.2		$2,203.4
Operating income (loss)	22.1	7.8	34.7	(159.2)	(a)	(94.6)
Net income (loss) from continuing operations	25.6	11.2	35.0	(146.5)	(a)	(74.7)
Net income (loss) from discontinued operations	9.7	16.2	(6.2)	1.8		21.5
Net income (loss)	35.3	27.4	28.8	(144.7)	(a)	(53.2)
Basic earnings (loss) per share:
Continuing operations	$0.21	$0.09	$0.28	$(1.20)		$(0.61)
Discontinued operations	0.08	0.13	(0.05)	0.01		0.18
Net basic earnings (loss) per common share	$0.29	$0.22	$0.23	$(1.19)		$(0.43)
Diluted earnings (loss) per share
Continuing operations	$0.20	$0.09	$0.28	$(1.20)		$(0.61)
Discontinued operations	0.08	0.13	(0.05)	0.01		0.18
Net basic earnings (loss) per common share	$0.28	$0.22	$0.23	$(1.19)		$(0.43)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Total
Segment Data:
Customer Management
2011:
Revenues	$458.5	$469.6	$490.9	$499.8		$1,918.8
Operating income	$32.2	$37.3	$39.0	$41.4		$149.9
2010:
Revenues	$463.6	$446.1	$462.9	$466.7		$1,839.3
Operating income (loss)	$33.8	$8.0	$31.3	$(151.6)	(a)	$(78.5)
Information Management
2011:
Revenues	$79.8	$77.0	$83.6	$88.4		$328.8
Operating income	$7.2	$6.5	$9.7	$13.8		$37.2
2010:
Revenues	$82.4	$78.0	$81.9	$97.8		$340.1
Operating income	$6.9	$9.4	$11.3	$5.6		$33.2

(a)	Includes asset impairment charge of $181.1

The sum of the quarterly earnings (loss) per common share may not equal the annual amounts reported because per share amounts are computed independently for each quarter and for full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Convergys Corporation 2011 Annual Report 85

Item 9. and 9A.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements with accountants on any accounting or financial disclosure or auditing scope or procedure occurred during 2011.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with General Counsel, the Chief Accounting Officer and other key members of management, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the year ended December 31, 2011 (Evaluation Date). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Convergys Corporation 2011 Annual Report 86

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

Convergys’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

Convergys engaged Ernst & Young LLP in 2011 to perform an integrated audit of the Consolidated Financial Statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Their report appears on page 47. Additionally, Ernst & Young LLP has issued an audit report on the Company’s internal control over financial reporting. That report appears on page 88.

/s/ Jeffrey H. Fox
Jeffrey H. Fox
Chief Executive Officer

 /s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer

February 22, 2012

Convergys Corporation 2011 Annual Report 87

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Convergys Corporation

We have audited Convergys Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Convergys Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Convergys Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Convergys Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 22, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Cincinnati, Ohio
February 22, 2012

Convergys Corporation 2011 Annual Report 88

Item 9B.

Item 9B. Other Information

None.

Convergys Corporation 2011 Annual Report 89

PART III

Part III, Item 10. through 14.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors, Audit Committee financial experts, Financial Code of Ethics and Section 16 compliance is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 26, 2012. See "Corporate Governance," "Code of Ethics and Governance Principals," "Board of Directors and Committees," and "Election of Directors" sections in the Company's proxy statement.

Certain information concerning the executive officers of the Company is contained on page 16 of this Form 10-K.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 26, 2012. See "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards," "Outstanding Equity Awards at Fiscal Year End," "Option Exercises and Stock Vested," "Pension Benefits," Non-Qualified Deferred Compensation," "Payments Upon Termination or In Connection With Change of Control," "and "Director Compensation" sections of the Company's proxy statement

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Share Ownership of Directors and Officers section is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 26, 2012. See "Share Ownership" section of the Company's proxy statement.

The remaining information called for by this Item relating to “securities authorized for issuance under equity compensation plans” is incorporated by reference to Note 10 of the Notes to Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Relationships and related transactions section, and director independence is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 26, 2012. See "Related Party Transactions" section of the Company's proxy statement.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 26, 2012. See "Audit Fees" section of the Company's proxy statement.

Convergys Corporation 2011 Annual Report 90

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

CONVERGYS CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Millions of Dollars)

COL. A	COL. B	COL. C				COL. D		COL. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Expense		(2) Charged to Other Accounts		Deductions		Balance at End of Period
Year 2011
Allowance for Doubtful Accounts	$11.0	$13.3		$(0.2)		$13.9	[a]	$10.2
Deferred Tax Asset Valuation Allowance	$37.3	$2.0	[b]	$(0.1)	[c]	$1.9	[d]	$37.3
Year 2010
Allowance for Doubtful Accounts	$13.1	$11.8		$—		$13.9	[a]	$11.0
Deferred Tax Asset Valuation Allowance	$51.3	$3.8	[b]	$(13.4)	[c]	$4.4	[d]	$37.3
Year 2009
Allowance for Doubtful Accounts	$8.8	$18.2		$—		$13.9	[a]	$13.1
Deferred Tax Asset Valuation Allowance	$93.2	$6.6	[b]	$(40.2)	[e]	$8.3	[d]	$51.3

[a]	Primarily includes amounts written-off as uncollectible.

[b]	Amounts relate to valuation allowances recorded for state operating loss carryforwards and capital loss carryforwards.

[c]	Primarily includes usage / creation of and foreign currency translation adjustment for foreign deferred tax assets.

[d]
Primarily includes the release of foreign valuation allowances related to the utilization of foreign net operating losses in the current year and release of valuation allowance related to state tax credits and against expiration of capital loss carryforward.

Convergys Corporation 2011 Annual Report 91

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
10.1
$300,000,000 Four-Year Competitive Advance and Revolving Credit Facility Agreement dated as of March 11, 2011 among Convergys Corporation, The Lenders Party Hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent and BNP Paribas, The Bank of Nova Scotia, PNC Bank, National Association, and Wells Fargo Bank, N.A., as Co-Documentation Agents. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on March 16, 2011.)

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

10.5
Purchase Agreement, dated June 2, 2011, among Convergys Cellular Systems Company, New Cingular Wireless PCS, LLC and SBC Tower Holdings LLC. (Incorporated by reference from Exhibit 2.1 to Form 8-K filed on June 3, 2011.)

10.6
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

10.7
Convergys Corporation Deferred Compensation and Long-Term Incentive Plan Award Deferral Plan for Non-Employee Directors as amended and restated effective February 24, 2004. (Incorporated by reference from Exhibit 10.24 to Form 10-Q filed on August 9, 2004.) *

10.8	Convergys Corporation Deferred Compensation Plan for Non-Employee Directors dated August 26, 2008. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on November 5, 2008.) *
10.9	Convergys Corporation Long-Term Incentive Plan as amended and restated effective as of April 22, 2008. (Incorporated by reference from Exhibit 10.4 to Form 10-Q filed on May 7, 2008.) *
10.10	Convergys Corporation Supplemental Executive Retirement Plan amended effective February 20, 2007. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 7, 2007.) *
10.11	Convergys Corporation Supplemental Executive Retirement Plan as amended dated August 26, 2008. (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on November 5, 2008.) *
10.12	Amendment to Convergys Corporation Supplemental Executive Retirement Plan dated December 22, 2011.*
10.13	Convergys Corporation Executive Deferred Compensation Plan as amended October 29, 2001. (Incorporated by reference from Exhibit 10.9 to Form 10-K filed on February 28, 2008.) *

Convergys Corporation 2011 Annual Report 92

10.14	Convergys Corporation Executive Deferred Compensation Plan as amended effective February 24, 2004. (Incorporated by reference from Exhibit 10.25 to Form 10-Q filed on August 9, 2004.) *
10.15	Convergys Corporation Executive Deferred Compensation Plan as amended dated December 21, 2005. (Incorporated by reference from Exhibit 10.14 to Form 10-K filed on February 27, 2009.) *
10.16	Convergys Corporation Executive Deferred Compensation Plan as amended dated October 21, 2008. (Incorporated by reference from Exhibit 10.15 to Form 10-K filed on February 27, 2009.) *
10.17	Amendment to Convergys Corporation Executive Deferred Compensation Plan dated December 22, 2011.*
10.18	Convergys Corporation Employee Stock Purchase Plan. (Incorporated by reference from Appendix IV of Convergys Corporation’s Definitive Schedule 14A filed on March 12, 2004.) *
10.19	Convergys Corporation Retirement and Savings Plan as amended and restated dated January 28, 2008. (Incorporated by reference from Exhibit 10.17 to Form 10-K filed on February 27, 2009.) *
10.20	Amendment to Convergys Corporation Retirement and Savings Plan dated March 31, 2008. (Incorporated by reference from Exhibit 10.18 to Form 10-K filed on February 27, 2009.) *
10.21	Amendment to Convergys Corporation Retirement and Savings Plan dated December 23, 2008. (Incorporated by reference from Exhibit 10.19 to Form 10-K filed on February 27, 2009.) *
10.22	Convergys Corporation Canadian Employee Share Plan. (Incorporated by reference from Exhibit 4.2.1 to Form S-8 Registration Statement (File No. 333-86137) filed on December 29, 1999.) *
10.23	Annual Executive Incentive Plan dated February 20, 2007. (Incorporated by reference from Appendix IV of the Convergys Corporation’s Definitive Schedule 14A filed on March 13, 2007.) *
10.24	Convergys Corporation Qualified and Non-Qualified Pension Plan as amended and restated dated January 28, 2008. (Incorporated by reference from Exhibit 10.22 to Form 10-K filed on February 27, 2009.) *
10.25	Amended Convergys Corporation Qualified and Non-Qualified Pension Plan dated March 31, 2008. (Incorporated by reference from Exhibit 10.23 to Form 10-K filed on February 27, 2009.)*
10.26	Amended Convergys Corporation Qualified and Non-Qualified Pension Plan dated December 17, 2008. (Incorporated by reference from Exhibit 10.24 to Form 10-K filed on February 27, 2009.)*
10.27	Convergys Corporation Severance Pay Plan dated December 9, 2008. (Incorporated by reference from Exhibit 10.25 to Form 10-K filed on February 27, 2009.)*
10.28	Convergys Corporation Severance Pay Plan dated January 1, 2011. (Incorporate by reference from Exhibit 10.23 to Form 10-K filed on February 25, 2011.)*
10.29	2008 Form of Time-Based Restricted Stock Unit Award for Directors. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on May 7, 2008.) *
10.30	2008 Form of Performance-Based Restricted Stock Unit Award. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on May 7 2008.) *
10.31	2008 Form of Performance Unit Award. (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on May 7, 2008.) *
10.32	2009 Form of Time-Based Restricted Stock Unit Award Agreement for Employees. (Incorporated by reference from exhibit (10.45) to Form 10-K filed on February 26, 2010.)*
10.33	2009 Form of Performance-Based Stock Unit Award Agreement. (Incorporated by reference from exhibit (10.46) to Form 10-K filed on February 26, 2010.)*
10.34	2009 Form of Performance-Based Restricted Stock Unit Award Agreement. (Incorporated by reference from exhibit (10.47) to Form 10-K filed on February 26, 2010.)*
10.35	2011 Form of Time-Based Restricted Stock Unit Award Agreement for Employees (Incorporated by reference from Exhibit 10.41 to Form 10-K filed on February 25, 2011).*
10.36	2011 Form of Performance-Based Restricted Stock Unit Award Agreement for Employees (Incorporated by reference from Exhibit 10.42 to Form 10-K filed on February 25, 2011).*
10.37	2011 Form of Stock Option Award Agreement for Employees (Incorporated by reference from Exhibit 10.43 to Form 10-K filed on February 25, 2011).*
10.38	Employment letter between Convergys Corporation and Andrea J. Ayers dated June 4, 1994 (Incorporated by reference from Exhibit 10.1 to Form 10-K filed on February 26, 2010).*
10.39	Change-in-control Agreement between Convergys Corporation and Andrea J. Ayers dated June 8, 2008 (Incorporated by reference from Exhibit 10.2 to Form 10-K filed on February 26, 2010).*
10.40	Employment Agreement between Convergys Corporation and Robert A. Lento dated September 1, 2002 (Incorporated by reference from Exhibit 10.5 to Form 10-K filed on February 26, 2010).*

Convergys Corporation 2011 Annual Report 93

10.41
Amendment to Employment Agreement dated September 1, 2002 between Convergys Corporation and Robert A. Lento dated December 29, 2008 (Incorporated by reference from Exhibit 10.6 to Form 10-K filed on February 26, 2010).*

10.42
Trust Agreement, dated as of December 23, 2011, between Convergys Corporate and Fidelity Management Trust Company for the Convergys Corporation Executive Deferred Compensation Plan and Convergys Corporate Deferred Compensation Plan for Non-Employee Directors Trust.*

10.43
Amended and Restated Participation Agreement, dated as of June 30, 2010, between Convergys Corporation, Various Guarantors, Wachovia Development Corporation, as the Borrower and Lessor, Various Credit Lenders, Various Mortgage Lenders and Wells Fargo Bank, National Association, as Agent. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on August 9, 2010.)

10.44
Second Amended and Restated Lease Agreement, dated as of June 30, 2010, between Wachovia Development Corporation and Convergys Corporation. (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on August 9, 2010.)

10.45
Amended and Restated Security Agreement, dated as of June 30, 2010, between Wachovia Development Corporation and Wells Fargo Bank, National Association and accepted and agreed to by Convergys Corporation. (Incorporated by reference from Exhibit 10.4 to Form 10-Q filed on August 9, 2010.)

10.46
Assignment and Recharacterization Agreement, dated as of June 30, 2010, between Convergys Corporation, Existing Guarantors, Wachovia Development Corporation, Existing Credit Note Purchasers, Existing Debt Providers, Wells Fargo Bank, National Association, Wachovia Development Corporation and the Lenders. (Incorporated by reference from Exhibit 10.5 to Form 10-Q filed on August 9, 2010.)

10.47	Letter Agreement, dated November 8, 2010, between the Company and Jeffrey H. Fox (Incorporated by reference from Exhibit 99.1 to Form 8-K filed on November 8, 2010).
10.48
Receivables Sales Agreement, dated as of June 30, 2009, between Convergys Corporation, as Originator, and Convergys Funding Inc., as Buyer. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 4, 2009.)

10.49
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

10.50	Amendment to Convergys Corporation Executive Deferred Compensation Plan dated April 13, 2011.*
10.51	Amendment to Convergys Corporation Qualified and Non-Qualified Pension Plan dated June 29, 2011.*
10.52	Amendment to Convergys Corporation Long-Term Incentive Plan dated as of January 28, 2011.*
12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.
21	Subsidiaries of Convergys Corporation.
23.1	Consent of Ernst & Young LLP, Independent Registered Public accounting for the Company.
24	Powers of Attorney.
31.1	Rule 13(a) - 14(a) Certification by Chief Executive Officer.
31.2	Rule 13(a) - 14(a) Certification by Chief Financial Officer.
32	Section 1350 Certifications.
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 22, 2012, formatted in XBRL: (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.

Item 15(b) and (c). Exhibits and Financial Statement Schedule

The responses to these portions of Item 15 are submitted as a separate section of this report.

Convergys Corporation 2011 Annual Report 94

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERGYS CORPORATION
February 22, 2012	By	/s/ Earl C. Shanks
Earl C. Shanks Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ JEFFREY H. FOX	Principal Executive Officer; Chief Executive Officer and Director	February 22, 2012
Jeffrey H. Fox
/s/ EARL C. SHANKS	Principal Financial Officer; Chief Financial Officer	February 22, 2012
Earl C. Shanks
/s/ TAYLOR C. GREENWALD	Chief Accounting Officer; Vice President and Controller	February 22, 2012
Taylor C. Greenwald
JOHN F. BARRETT*	Director
John F. Barrett
WILLARD W. BRITTAIN JR.*	Director
Willard W. Brittain Jr.
RICHARD R. DEVENUTI*	Director
Richard R. Devenuti
JOSEPH E. GIBBS*	Director
Joseph E. Gibbs
JOAN E. HERMAN*	Director
Joan E. Herman
THOMAS L. MONAHAN III*	Director
Thomas L. Monahan III
RONALD L. NELSON*	Director
Ronald L. Nelson
PHILIP A. ODEEN*	Director
Philip A. Odeen
RICHARD F. WALLMAN*	Director
Richard F. Wallman
*By: /s/ Earl C. Shanks		February 22, 2012
Earl C. Shanks as attorney-in-fact

Convergys Corporation 2011 Annual Report 95