Form 10-Q
period 2012-03-31
CONVERGYS CORP
filed 2012-05-08
CIK 1062047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 Form 10-Q
 ______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 30, 2012, there were 116,674,030 common shares, without par value, outstanding, excluding amounts held in Treasury of 69,512,605.

CONVERGYS CORPORATION
Form 10-Q
For the Period Ended
March 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2012	2011
Revenues	$497.5	$464.8
Costs and Expenses:
Cost of providing services and products sold	317.7	295.6
Selling, general and administrative	124.7	119.8
Research and development costs	3.9	3.9
Depreciation	20.3	18.9
Amortization	1.9	1.9
Total costs and expenses	468.5	440.1
Operating Income	29.0	24.7
Earnings from Cellular Partnerships, net	—	10.2
Other income, net	1.4	7.6
Interest expense	(3.6)	(4.6)
Income before Income Taxes	26.8	37.9
Income tax expense	5.4	10.0
Income from Continuing Operations, net of tax	21.4	27.9
Income from Discontinued Operations, net of tax	4.7	7.0
Net Income	$26.1	$34.9

Basic Earnings Per Common Share:
Continuing operations	$0.19	$0.23
Discontinued operations	0.04	0.06
Basic Earnings per Common Share	$0.23	$0.29
Diluted Earnings Per Common Share:
Continuing operations	$0.18	$0.22
Discontinued operations	0.04	0.06
Diluted Earnings per Common Share	$0.22	$0.28
Weighted Average Common Shares Outstanding:
Basic	115.9	122.1
Diluted	118.9	126.0

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2012	2011
Net Income	$26.1	$34.9
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	6.6	6.2
Unrealized holding gain/(loss) on hedging activities	8.4	(1.8)
Total other comprehensive income	15.0	4.4
Total Comprehensive Income	$41.1	$39.3

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
(In Millions)
ASSETS
Current Assets
Cash and cash equivalents	$410.5	$421.8
Receivables, net of allowances of $6.2 and $9.3	302.6	305.9
Deferred income tax assets	28.6	41.6
Prepaid expenses	36.5	28.1
Other current assets	63.9	63.2
Current assets – held for sale	406.5	90.5
Total current assets	1,248.6	951.1
Property and equipment, net	338.8	343.9
Goodwill	623.9	621.5
Other intangibles, net	23.4	25.3
Deferred income tax assets	34.6	34.8
Other assets	44.0	43.2
Other assets held-for-sale	—	306.1
Total Assets	$2,313.3	$2,325.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt and capital lease obligations maturing within one year	$1.0	$6.2
Payables and other current liabilities	266.0	311.2
Current liabilities held-for-sale	118.8	64.8
Total current liabilities	385.8	382.2
Long-term debt and capital lease obligations	120.8	120.9
Deferred income tax liabilities	101.9	106.9
Accrued pension liabilities	110.8	121.1
Other long-term liabilities	135.4	137.5
Long term liabilities held-for-sale	—	45.8
Total liabilities	854.7	914.4
Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized; none outstanding	—	—
Common shares – without par value, 500.0 authorized; 186.0 and 185.0 issued, 116.5 and 115.4 outstanding, as of March 31, 2012 and December 31, 2011, respectively	1,117.6	1,111.8
Treasury stock – 69.5 and 69.6 as of March 31, 2012 and December 31, 2011, respectively	(1,148.5)	(1,149.1)
Retained earnings	1,521.2	1,495.5
Accumulated other comprehensive loss	(31.7)	(46.7)
Total shareholders’ equity	1,458.6	1,411.5
Total Liabilities and Shareholders’ Equity	$2,313.3	$2,325.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In Millions)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26.1	$34.9
Income from discontinued operations, net of tax	4.7	7.0
Income from continuing operations, net of tax	21.4	27.9
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	22.2	20.8
Gain on sale of business	—	(7.0)
Deferred income tax expense	4.2	7.2
Earnings from Cellular Partnerships, net	—	(10.2)
Distributions from Cellular Partnerships	—	9.5
Stock compensation expense	4.4	2.8
Changes in assets and liabilities:
Change in receivables	5.4	12.5
Change in other current assets	(5.6)	(7.0)
Change in deferred charges, net	—	(0.6)
Change in other assets and liabilities	(13.4)	1.9
Change in payables and other current liabilities	(33.6)	(26.9)
Net cash provided by operating activities of continuing operations	5.0	30.9
Net cash provided by operating activities of discontinued operations	6.9	3.9
Net cash provided by operating activities	11.9	34.8
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(17.0)	(13.9)
Proceeds from disposition of business	—	10.0
Net cash used in investing activities of continuing operations	(17.0)	(3.9)
Net cash used in investing activities of discontinued operations	(3.0)	(3.8)
Net cash used in investing activities	(20.0)	(7.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of credit facilities and other debt, net	(5.3)	(26.9)
Repurchase of common shares	(0.9)	(19.2)
Proceeds from exercise of stock options	3.0	2.2
Other	—	(3.0)
Net cash used in financing activities of continuing operations	(3.2)	(46.9)
Net decrease in cash and cash equivalents	(11.3)	(19.8)
Cash and cash equivalents at beginning of period	421.8	186.1
Cash and cash equivalents at end of period	$410.5	$166.3
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
Prior to the first quarter of 2012, the Company had two reportable segments, Customer Management and Information Management. In March 2012, we signed a definitive agreement to sell the Information Management line of business to NEC Corporation for $449 in cash at closing. As a result of this agreement, the net assets of the Information Management business are classified as held for sale and its operating results are presented as discontinued operations in the Company's financial statements for all periods presented. The sale is expected to close by the end of the second quarter of 2012, subject to customary closing conditions. The Company expects to record a gain of approximately $40 to $60, net of taxes, at the completion of this transaction.
As a result of the change in classification of the Information Management business to discontinued operations, the Company maintains one reporting segment: Customer Management. The Company will continue to report certain transactions within Corporate and Other, including costs historically allocated to the Information Management business that did not meet the criteria for discontinued operations as well as executive compensation and other costs, and will reassess this presentation upon completion of the sale. Segment information for previous periods has been reclassified to conform to the current segment reporting structure.
In January 2011, we completed the sale of our Finance and Accounting Outsourcing line of business (F&A) for approximately $10.0. We recorded a gain on the sale of $7.0 pretax, included within Other income, net in the Consolidated Statements of Income. The after-tax gain was $4.3. The gain on the sale included the elimination of $2.6 of goodwill and other intangible assets. The results of operations of F&A and the sale of F&A are not material to the Company's results of operations or financial condition, and therefore, are not reflected as discontinued operations for the periods presented.
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting (U.S. GAAP) and U.S. Securities and Exchange Commission (SEC) regulations, and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in Financial Statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. Interim Consolidated Financial Statements are not necessarily indicative of the financial position or operating results for an entire year. These interim Consolidated Financial Statements should be read in conjunction with the audited Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 23, 2012. Certain balances in prior years have been reclassified to conform to the current year presentation.

(2) RECENT ACCOUNTING PRONOUNCEMENTS
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, "Presentation of Comprehensive Income," (ASU 2011-05) requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. Reclassification adjustments between net income and other comprehensive income must be shown on the face of the statement(s); the previous option to disclose reclassification adjustments in the footnotes has been eliminated. The effective date for ASU 2011-05 was at the start of the reporting entity's fiscal year beginning after December 15, 2011 and required retrospective application. However, in December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," (ASU 2011-12). All other requirements of ASU 2011-05 were not affected by ASU 2011-12, including the requirement to report other comprehensive income either in a single continuous financial statement or in two separate, but consecutive, financial statements. The Company provided the disclosures required by these standards in the first quarter of 2012.
In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," (ASU 2011-04). The adoption of ASU 2011-04 gives fair value the same meaning between U.S. GAAP and IFRS, and improves consistency of disclosures relating to fair value. This ASU requires a reporting entity to provide quantitative information about the significant unobservable inputs used in the fair value measurement for fair value measurements categorized within Level 3 of the fair value hierarchy. The amendments in this update are effective for annual periods beginning after December 15, 2011. The adoption of this guidance had no impact on the Company's consolidated financial statements for the three month period ended March 31, 2012.

(3) DIVESTITURES
Information Management
In March 2012, the Company signed a definitive agreement to sell its Information Management line of business to NEC Corporation for $449 in cash. The sale is expected to close during the second quarter of 2012, subject to customary closing conditions. The Company preliminarily expects to record a gain of approximately $40 to $60, net of taxes, at the completion of this transaction. The actual gain will be subject to final working capital adjustments, transaction costs and tax matters.
As of March 31, 2012, the pending sale met the "Held for Sale" and "Discontinued Operations" criteria set forth in U.S. GAAP. Therefore, the results of the Information Management business have been classified as discontinued operations for all periods presented. In addition, certain costs previously allocated to the Information Management segment that do not qualify for discontinued operations accounting treatment are now reported as costs from continuing operations. These costs were $6.0 and $5.6 for the three months ended March 31, 2012 and 2011, respectively, and are reflected in Corporate and Other in Note 16. The Company is taking actions to reduce these costs and expects to receive transition services revenue from services to be provided to the buyer subsequent to completion of the sale offsetting a significant portion of these costs. While the transition services agreements vary in duration up to 12 months, depending upon the type of service provided, our expectation is that we will substantially eliminate the underlying costs as the transition services are completed.
The results of the Information Management business included in discontinued operations for the three months ended March 31, 2012 and 2011 are summarized as follows:

	Three Months Ended March 31,
	2012	2011
Revenue	$82.0	$79.8
Income before tax(1)	7.7	12.3
Income tax expense	3.0	5.3
Income from discontinued operations, net of tax	4.7	7.0

(1)
Includes $4.9 of transaction costs related to the sale for the three months ended March 31, 2012 and excludes $6.0 and $5.6 of costs previously allocated to Information Management that did not meet the criteria for presentation within discontinued operations for the three months ended March 31, 2012 and 2011, respectively.

The major classes of assets and liabilities included as part of the Information Management business and presented as held for sale were as follows:

	At March 31, 2012	At December 31, 2011
Assets:
Current assets	$101.7	$90.5
Property and equipment, net	20.9	21.5
Other assets	283.9	284.6
Total assets	$406.5	$396.6
Liabilities:
Current liabilities	68.0	64.8
Other liabilities	50.8	45.8
Total liabilities	$118.8	$110.6
Cash flows generated from the discontinued operations are presented separately in the Company's consolidated statements of cash flows.
Finance and Accounting outsourcing line of business (F&A)

In January 2011, the Company completed the sale of F&A for approximately $10. The gain on the sale amounted to $7.0 pretax, recorded within Other income, net in the Consolidated Statements of Income, and $4.3 after tax in 2011. The gain on the sale included the elimination of $2.6 of goodwill and other intangible assets. The results of operations of F&A and the sale of F&A are not material to the Company’s results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

(4) EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY
Earnings per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

		Continuing Operations		Discontinued Operations		Total
Three Months Ended March 31, 2012	Shares	Income	Per Share Amount	Income	Per Share Amount	Per Share Amount
Basic EPS	115.9	$21.4	0.19	$4.7	$0.04	$0.23
Effect of dilutive securities:
Stock-based compensation arrangements	2.0	—	(0.01)	—	—	(0.01)
Convertible Debt	1.0	—	—	—	—	—
Diluted EPS	118.9	$21.4	0.18	$4.7	$0.04	$0.22
Three Months Ended March 31, 2011
Basic EPS	122.1	$27.9	$0.23	$7.0	$0.06	$0.29
Effect of dilutive securities:
Stock-based compensation arrangements	2.2	—	(0.01)	—	—	(0.01)
Convertible Debt	1.7	—	—	—	—	—
Diluted EPS	126.0	$27.9	$0.22	$7.0	$0.06	$0.28
The diluted EPS calculation for the three months ended March 31, 2012 excluded the effect of 2.4 outstanding stock options, and for the three months ended March 31, 2011 excluded the effect of 4.0 outstanding stock options because their effect is anti-dilutive. As described more fully in Note 9, the Company issued approximately $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Convertible Debentures). The 2029 Convertible Debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or 82.82 shares per one thousand in principal amount of debentures. There were 1.0 dilutive shares related to the 2029 Convertible Debentures for the three months ended March 31, 2012.
Shareholders’ Equity
The Company did not repurchase shares of its common stock during the three months ended March 31, 2012 under defined repurchase plans. The Company did repurchase approximately 0.1 shares at an average price of $12.95 per share for aggregate proceeds of $0.9 based upon withdrawals from or exchanges out of participants' investments in Convergys Common Stock held within a grantor trust for the benefit of participants of the executive deferred compensation plan, as described in Note 12, Financial Instruments. As of March 31, 2012, the Company has the authority to repurchase an additional $161.8 of outstanding common shares pursuant to current authorizations.
Dividends
On May 8, 2012, the Company announced that its Board of Directors has adopted a cash dividend policy and declared an initial quarterly cash dividend of $0.05. The initial quarterly cash dividend will be paid on July 6, 2012 to all shareholders of record as of June 22, 2012. The Board expects that future cash dividends will be paid on a quarterly basis consistent with the initial cash dividend. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on the Company's future earnings, cash flow, financial condition, financial covenants and other relevant factors.

(5) INVESTMENT IN CELLULAR PARTNERSHIP
On July 1, 2011, the Company completed the sale of its 33.8% limited partnership interest in the Cincinnati SMSA Limited Partnership and its 45.0% limited partnership interest in the Cincinnati SMSA Tower Holdings LLC (collectively referred to as the "Cellular Partnerships") to AT&T. AT&T is the general and a limited partner of both Cincinnati SMSA

Limited Partnership and Cincinnati SMSA Tower Holdings LLC with a partnership interest prior to Convergys' sale of its interests of approximately 66% and 53%, respectively. The Company received approximately $320 in cash proceeds upon closing. The Company's interests in the Cellular Partnerships did not qualify as discontinued operations; therefore, the gain has been reported within income from continuing operations and no reclassification of prior results has been made. The net gain on sale of its interests in the Cellular Partnerships was $265.0, or $171.8 net of tax.

Since the Cellular Partnerships were organized as limited partnerships, the partners are responsible for income taxes applicable to their share of taxable income generated by the Cellular Partnerships. The net income of the Cincinnati SMSA Limited Partnership reflected in the following table does not include any provision for income taxes incurred by the partners.

	Three Months Ended March 31,
	2012	2011
Revenues	$—	$175.0
Income from operations	—	29.4
Net income	—	29.2
We accounted for our interest in this limited liability company under the equity method of accounting. The Company’s equity in earnings of equity method investees for the three months ended March 31, 2012 and 2011, respectively, is as follows:

	Three Months Ended March 31,
	2012	2011
Convergys’ equity in earnings of Cincinnati SMSA Limited Partnership	$—	$9.9
Convergys’ equity in earnings of Cincinnati SMSA Tower Holdings LLC	—	0.3
Total earnings from Cellular Partnerships, net	$—	$10.2

(6) EMPLOYEE BENEFIT PLANS
The Company sponsors a frozen defined benefit pension plan, which includes both a qualified and non-qualified portion, for eligible employees (the Cash Balance Plan) in North America. The Company recorded a liability of $88.6 and $97.1 as of March 31, 2012 and December 31, 2011, respectively, for the Cash Balance Plan. In addition, the Company sponsors an unfunded defined benefit plan for certain eligible employees in the Philippines. The Company recorded a liability of $16.5 and $14.9 as of March 31, 2012 and December 31, 2011, respectively, for the Philippines Plan. Components of pension cost for these plans are as follows:

	Three Months Ended March 31,
	2012	2011
Interest cost on projected benefit obligation	$3.0	$3.0
Service cost	1.4	0.9
Expected return on plan assets	(3.0)	(2.8)
Amortization and deferrals - net	2.8	1.8
Pension cost	$4.2	$2.9
Pension cost includes expense related to discontinued operations of $1.1 and $0.7 for the three months ended March 31, 2012 and 2011, respectively. The Company contributed $10.8 to fund the Cash Balance Plan during the first three months of 2012.
The Company also sponsors a non-qualified, unfunded executive deferred compensation plan and a supplemental, non-qualified, unfunded plan for certain senior executive officers. Components of pension cost for the unfunded executive pension plans are as follows:

	Three Months Ended March 31,
	2012	2011
Service cost	$0.1	$0.1
Interest cost on projected benefit obligation	0.2	0.4
Curtailment benefit	—	(1.5)
Pension cost	$0.3	$(1.0)
Pension cost for the unfunded executive plans related to discontinued operations included in the table above was immaterial for the three months ended March 31, 2012 and 2011. The Company recognized a $1.5 curtailment benefit during the first quarter of 2011 related to the resignation of a senior executive.
The Company sponsors postretirement health and life insurance plans for certain eligible employees. The plan provides eligible employees and retirees with the opportunity to direct an amount of their compensation or pension benefits to cover medical, dental and life insurance programs of their choice for their benefit and the benefit of their dependents. The plan covers both active and retired eligible employees of the Company and its subsidiaries. Employees’ eligibility to participate in the plan is based upon their date of hire. During the second quarter of 2011, the Company amended certain components of the postretirement health and life insurance plans to reduce certain benefits. The plan amendments constitute negative amendments. As a result of the plan amendments, the accumulated postretirement benefit obligation decreased approximately $20, the impact of which will be recognized as a reduction to net periodic benefit cost over the remaining future service years of the active participants over a weighted-average period of approximately 3 years.

(7) RESTRUCTURING
2011 Restructuring
In the third quarter of 2011, the Company initiated operational changes that resulted in severance costs of $1.2 largely to reduce headcount and align resources to future business needs. The $1.2 of severance-related charges were comprised of $1.0 at Customer Management and $0.2 at Corporate. Severance actions impacted approximately 50 professional employees worldwide and charges were largely paid in cash pursuant to the Company’s existing severance policy and employment agreements. These actions were substantially completed by the end of 2011. The remaining liability under this plan, which is included within Payables and other current liabilities on the Company’s Consolidated Balance Sheets was $0.2 as of March 31, 2012 and December 31, 2011.
2010 Restructuring
During 2010, the Company initiated a restructuring plan and incurred a total charge of $28.7 consisting of $19.4 of severance-related charges and $9.3 of facility-related charges. The $19.4 of severance-related charges were comprised of $13.3 at Customer Management largely to reduce headcount and align resources to future business needs, and $6.1 at Corporate to further simplify operations and to reflect the impact of the sale of the HR Management line of business. The full-year severance charge of $19.4 was largely paid in cash pursuant to the Company’s existing severance policy and employment agreements. These actions affected approximately 1,000 professional employees and approximately 1,400 non-salaried employees worldwide and were substantially completed by the end of 2011. The facility-related charge of $9.3 relates to lease rent accruals and penalties for properties that have closed as the result of consolidating facilities and shifting capacity. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. The fair value measurement utilized internal discounted cash flows, which is a Level 3 input. The Company used estimates, based on consultation with the Company’s real estate advisors, to determine the proceeds from any future sublease agreements. The Company will continue to evaluate these estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to these facility closures in the future. Therefore, facility-related reserves are maintained on a facility basis rather than a restructuring charge event basis. At March 31, 2012, the facility-related restructuring reserve for all reserved facilities had an outstanding balance of $0.4, which will be paid out over several years until the leases expire.
The remaining liability under this plan, which is included within Payables and other current liabilities on the Company’s Consolidated Balance Sheets was $0.8 as of March 31, 2012 and $1.0 as of December 31, 2011.
Facilities Restructuring
The Company's facilities restructuring reserves are equal to the estimated future costs associated with the facilities, net of proceeds from any probable future sublease agreements. The Company uses estimates, based on consultation with the Company’s real estate advisers, to determine the proceeds from any future sublease agreements. The Company continues to evaluate these estimates in recording the facilities abandonment charge.    The remaining liability for these facilities, which is

included within Payables and other current liabilities on the Company’s Consolidated Balance Sheets was $0.4 as of March 31, 2012 and $0.5 as of December 31, 2011.

(8) STOCK-BASED COMPENSATION PLANS
The Company’s operating results for the three months ended March 31, 2012 and 2011 included long-term incentive plan expense of $5.3 and $3.8, respectively. Long-term incentive plan expense included expense related to discontinued operations for these periods of $0.8 and $0.5, respectively. Long-term incentive plan expense includes: (a) incentive plan expense that is paid in cash based on relative shareholder return and (b) stock compensation expense. Stock compensation expense for the three months ended March 31, 2012 was $5.2, compared to $3.7 for the same period in 2011.
Stock Options
A summary of stock option activity for the three months ended March 31, 2012 is presented below:

Shares in Millions Except Per Share Amounts	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Fair Value at Date of Grant (per share)
Options outstanding at January 1, 2012	3.9	$23.90	2.1	$10.17
Options exercisable at January 1, 2012	3.2	$25.97	0.7	9.15
Granted	0.7	12.79	9.8	3.43
Exercised	(0.3)	11.58
Forfeited	(1.8)	36.65
Options outstanding at March 31, 2012	2.5	$13.40	5.5	$4.56
Options exercisable at March 31, 2012	1.2	$13.53	1.4	$5.43
Approximately one-half of the stock options granted during 2012 vest in two years and the remaining vest in three years. The weighted average fair value at grant date of $3.43 per option granted included assumptions of a strike price of $12.79, a 30.74% implied volatility and an expected term of 4.5 years. These option grants resulted in stock compensation expense of $0.1 in the first three months of 2012.
Restricted Stock Awards
During the three months ended March 31, 2012 and 2011, the Company granted 1.4 shares and 1.4 shares, respectively, of restricted stock units. The weighted-average fair values of these grants were $12.92 and $13.78 per share, respectively. Included in these amounts were 0.6 shares and 0.5 shares, respectively, of performance-based restricted stock units granted at the fair value of $12.93 and $13.77 per share, respectively, equal to the Company’s share price at grant date, that vest upon the Company’s satisfaction of certain financial performance conditions. These grants provide for payout based upon the extent to which the Company achieves certain EBITDA targets, as determined by the Compensation and Benefits Committee of the Board of Directors, over a two-year period. Payout levels range from 50% to 200% of award shares earned. No payout can be earned if performance is below the minimum threshold level. Compensation cost related to these grants will be adjusted based upon expected performance as compared to defined targets.

The total compensation cost related to non-vested time-based and performance-based restricted stock units not yet recognized as of March 31, 2012 was approximately $20.2 and $10.6, respectively, which is expected to be recognized over a weighted average of 2.2 years and 1.4 years, respectively. Changes to non-vested time-based and performance-based restricted stock and restricted stock units for the three months ended March 31, 2012 were as follows:
Time-based Restricted Stock Units

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2011	2.1	$11.72
Granted	0.8	12.92
Vested	(0.4)	8.25
Forfeited	—	12.41
Non-vested at March 31, 2012	2.5	$12.65
Performance and Market-based Restricted Stock Units

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2011	1.8	$10.31
Granted	0.6	12.93
Vested	(0.8)	8.36
Forfeited	(0.1)	11.95
Non-vested at March 31, 2012	1.5	$12.62

(9) DEBT AND CAPITAL LEASE OBLIGATIONS
Debt and capital lease obligations consist of the following:

	March 31, 2012	December 31, 2011
Revolving credit facilities	$—	$—
2029 Convertible Debentures	57.7	57.5
Capital Lease Obligations	57.9	58.5
Accounts Receivable Securitization	—	—
Other	6.2	11.1
Total debt	121.8	127.1
Less current maturities	1.0	6.2
Long-term debt	$120.8	$120.9
On March 11, 2011, the Company entered into a $300 Four-Year Competitive Advance and Revolving Credit Facility Agreement (the 2011 Credit Facility). The 2011 Credit Facility replaced the Company’s $400 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2006 Credit Facility), dated as of October 20, 2006 and as amended subsequently, among Convergys and a group of financial institutions. In connection with Convergys’ entry into the 2011 Credit Facility, Convergys terminated the 2006 Credit Facility.
Convergys has two borrowing options available under the 2011 Credit Facility: (i) a competitive advance option which will be provided on an uncommitted competitive advance basis through an auction mechanism and (ii) a revolving credit option which will be provided on a committed basis. Under each option, amounts borrowed and repaid may be re-borrowed subject to availability. Borrowings under the 2011 Credit Facility bear interest at one of the rates described in the 2011 Credit Facility. The 2011 Credit Facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratios (as defined in the 2011 Credit Facility). The Company’s interest coverage ratio, defined as the ratio of EBITDA to consolidated interest expense, cannot be less than 4.00 to 1.00 as determined on a rolling four quarter basis. The Company’s debt-to-EBITDA ratio cannot be greater than 3.00 to 1.00 until December 31, 2012 and 2.75 to 1.00 after December 31, 2012. The 2011 Credit Facility also contains customary representations and warranties. In the event of a default, the lenders may terminate the commitments and declare the amounts outstanding, and all accrued interest, immediately due and payable. The maturity date of the 2011 Credit Facility is March 11, 2015 except that, upon the satisfaction of certain conditions, Convergys may extend the maturity date by one year twice during the term. Convergys will pay an annual facility fee regardless of utilization. At March 31, 2012, the facility was undrawn. The Company was in compliance with all covenants at March 31, 2012.

In December 2004, Convergys issued $250.0 in 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009. In the fourth quarter of 2009, the Company announced an exchange offer (Exchange Offer), under the terms of which the Company offered to exchange one thousand twenty dollars in principal amount of its new 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) for each one thousand dollars in principal amount of its 4.875% Senior Notes. Convergys issued a total of $125.0 aggregate principal amount of the 2029 Convertible Debentures in exchange for $122.5 of the 4.875% Senior Notes. At the date of issuance, the Company recognized the liability component of the 2029 Convertible Debenture at its fair value of $56.3. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the value of the conversion feature at issuance, was recognized as the difference between the proceeds from the issuance of the debentures and the fair value of the liability component, after adjusting for the deferred tax impact of $32.7. The 2029 Convertible Debentures were issued at a coupon rate of 5.75%, which was below that of a similar instrument that does not have a conversion feature. Therefore, the valuation of the debt component, using the income approach, resulted in a debt discount. The debt discount will be amortized over the life of a similar debt instrument without a conversion feature, which the Company determined to equal the contractual maturity of the 2029 Convertible Debentures. Amortization is based upon the effective interest rate method and will be included within the interest expense caption in the accompanying Consolidated Statements of Income.
The 2029 Convertible Debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or 82.82 shares of the Company’s common stock per one thousand dollars in principal amount of Debentures. Upon conversion, the Company will pay cash up to the aggregate principal amount of the converted 2029 Convertible Debentures and settle the remainder of the conversion value of the Debentures in cash or stock at the Company’s option. The conversion rate will be subject to adjustment for certain events outlined in the indenture governing the Debentures (the Indenture). The conversion rate will increase for a holder who elects to convert this Debenture in connection with certain share exchanges, mergers or consolidations involving the Company, as described in the Indenture. The 2029 Convertible Debentures, which pay a fixed rate of interest semi-annually, have a contingent interest component that will require the Company to pay interest based on the trading price of the Debentures exceeding a specified threshold at specified times, commencing on September 15, 2019, as outlined in the Indenture. The maximum amount of contingent interest that will accrue is 0.75% per annum of the average trading price of the Debentures during the periods specified in the Indenture. The fair value of this embedded derivative was not significant at March 31, 2012 or December 31, 2011.
During 2009, the Company entered into a $125.0 asset securitization facility collateralized by accounts receivables of certain of its subsidiaries, of which $50.0 was scheduled to expire in June 2010 and $75.0 expires in June 2012. The $50.0 that was scheduled to expire in June 2010 was extended through June 2011. During June 2011, the Company renegotiated the terms of the agreement, increasing the purchase limit to $150.0 and extending the terms to June 2014. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. As of March 31, 2012 and December 31, 2011, the facility was undrawn.
The Company leases an office complex in Orlando, Florida, under a five year agreement that began on June 30, 2010. Upon termination or expiration of the facility, the Company is required to either purchase the property for $55.0 or arrange to have the office complex sold to a third party (the terms of the lease provide the Lessor with a residual value guarantee from the Company of up to $47.0). The Company accounts for the facility as a capital lease. Including the $55.0 obligation for the Orlando facility, total capital lease obligations were $57.9 and $58.5 at March 31, 2012 and December 31, 2011, respectively. On May 4, 2012, we provided notice of our election of the purchase option for this facility. We expect to complete the purchase of this facility for $55.0 during the second quarter of 2012, which will result in the elimination of this capital lease obligation.
Other debt of $6.2 and $11.1 at March 31, 2012 and December 31, 2011, respectively, consisted of miscellaneous domestic and international borrowings.
At March 31, 2012, future minimum payments of the Company’s debt arrangements are as follows:

Remainder of 2012 and 2013	$1.9
2014	6.7
2015	55.7
2016	0.2
2017	—
Thereafter	125.0
Total	$189.5

(10) COMMITMENTS AND CONTINGENCIES
Commitments
At March 31, 2012, the Company had outstanding letters of credit of approximately $34 and other bond obligations of approximately $2 related to performance and payment guarantees. Approximately $7 of the letters of credit were entered into related to the Information Management business and the Company is taking actions to eliminate these letters of credit upon completion of the sale of the business. The Company believes that any guarantee obligation that may arise will not be material. The Company also has purchase commitments with telecommunications providers of approximately $12 for the remainder of 2012.
At March 31, 2012, the Company had outstanding performance bond obligations of approximately $30 related to performance and payment guarantees for the Company’s former HR Management line of business. Subsequent to completion of the sale of the HR Management business, the Company continues to be responsible for these bond obligations. As part of the gain on disposition the Company recognized a liability equal to the present value of probability weighted cash flows of potential outcomes, a level 3 fair value measurement. Although the buyer is obligated to indemnify the Company for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of March 31, 2012 the Company maintains a liability of approximately $1 for these obligations.
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
In November 2011, one of the Company's call center clients tendered a contractual indemnity claim to Convergys Customer Management Group, Inc., a subsidiary of the Company, relating to a putative class action captioned Brandon Wheelock, individually and on behalf of a class and subclass of similarly situated individuals, v. Hyundai Motor America, Orange County Superior Court, California, Case No. 30-2011-00522293-CU-BT-CJC. The lawsuit alleges that Hyundai Motor America violated California's telephone recording laws by recording telephone calls with customer service representatives without providing a disclosure that the calls might be recorded. Plaintiff is seeking, among other things, an order certifying the suit as a California class action, statutory damages, payment of attorneys' fees and pre- and post-judgment interest. Convergys Customer Management Group, Inc. is not named as a defendant in the lawsuit and has not agreed to indemnify Hyundai. On March 5, 2012, the court sustained a demurrer filed by Hyundai to one of Plaintiff's causes of action, but overruled the demurrer as to Plaintiff's other cause of action. On March 15, 2012, Plaintiff filed an amended complaint. Hyundai answered the amended complaint on April 16, 2012, by generally denying the allegations and asserting certain affirmative defenses. The Court gave Hyundai permission to file a motion for summary judgment on or before May 7, 2012 based on Hyundai's claim that an exemption under the California recording laws was intended to exempt the type of recording done by Hyundai's call centers.
Given the early stage of this matter, the fact that Convergys Customer Management Group, Inc. is not named as a defendant in the lawsuit, and the fact that there has been no determination as to whether Convergys Customer Management Group, Inc. will be required to indemnify Hyundai, the likelihood of losses that may become payable under such claims, the amount of potential losses associated with such claims, and whether such losses may be material cannot be determined or estimated at this time. The Company has therefore not established a reserve with respect to this matter. The Company believes Convergys Customer Management Group, Inc. has meritorious defenses to Hyundai's demand for indemnification and also believes there are meritorious defenses to Plaintiff's claims in the lawsuit.

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
At March 31, 2012 and December 31, 2011, the Company had foreign currency forward contracts measured at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during the three months ended March 31, 2012 and 2011. The assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Foreign currency forward contracts (asset position)	$20.2	—	$20.2	—
Foreign currency forward contracts (liability position)	$8.8	—	$8.8	—

	December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Foreign currency forward contracts (asset position)	$16.9	—	$16.9	—
Foreign currency forward contracts (liability position)	$19.3	—	$19.3	—

The Company also had investment securities measured at fair value at March 31, 2012 and December 31, 2011. The fair value of these instruments was measured using the quoted prices in active markets for identical assets (Level 1). The assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$14.3	$14.3	$—	$—
Convergys common stock	4.4	4.4	—	—
Money market accounts	1.8	1.8	—	—
Total	$20.5	$20.5	$—	$—

	December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$15.9	$15.9	$—	$—
Convergys common stock	5.1	5.1	—	—
Money market accounts	1.7	1.7	—	—
Total	$22.7	$22.7	$—	$—

Fair values of cash equivalents and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. The fair value of short-term debt approximates its recorded value because of its short-term nature. Based on quoted market prices at March 31, 2012, the fair value of the $125.0 of the Company’s 2029 Convertible Debentures is $172.0.

(12) FINANCIAL INSTRUMENTS
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
The Company serves many of its U.S.-based clients using contact center capacity in the Philippines, India, Canada and Colombia. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR), Canadian dollars (CAD) or Colombian pesos (COP), which represents a foreign exchange exposure. Beginning in 2011, the Company entered into a contract with a client priced in Australian dollars (AUD). The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward exchange contracts and options with several financial institutions to acquire a total of PHP 19,445.3 at a fixed price of $428.1 at various dates through December 2014, INR 8,877.0 at a fixed price of $172.0 at various dates through March 2015, CAD 9.0 at a fixed price of $8.5 at various dates through December 2012 and COP 27,300.0 at a fixed price of $13.9 at various dates through December 2013, and to sell a total of AUD 31.5 at a fixed price of $32.6 at various dates through June 2013. These instruments mature within the next 36 months and had a notional value of $655.1 at March 31, 2012 and $619.8 at December 31, 2011. The derivative instruments discussed above are designated and effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	March 31, 2012	December 31, 2011
Forward exchange contracts and options designated as hedging instruments:
Included within other current assets	$16.1	$13.0
Included within other non-current assets	4.1	3.9
Included within other current liabilities	4.6	11.2
Included within other long-term liabilities	4.2	8.1
The Company recorded deferred tax expense of $4.5 and deferred tax benefit of $1.0 related to these derivatives at March 31, 2012 and December 31, 2011, respectively. A total of $6.9 of deferred gains and $1.5 of deferred losses, net of tax, related to these cash flow hedges at March 31, 2012 and December 31, 2011, respectively, were included in accumulated other comprehensive loss (OCL). As of March 31, 2012, deferred gains of $11.5 ($7.1 net of tax), on derivative instruments included in accumulated OCL are expected to be reclassified into earnings during the next twelve months. The following table provides the effect of these derivative instruments on the Company’s Consolidated Financial Statements for the three months ended March 31, 2012 and 2011:

	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Three Months Ended March 31, 2012
Foreign exchange contracts	$16.1	$2.3	- Cost of providing services and products sold and Selling, general and administrative
Three Months Ended March 31, 2011
Foreign exchange contracts	$(0.8)	$2.2	- Cost of providing services and products sold and Selling, general and administrative
The amount recognized related to the ineffective portion of the derivative instruments was not material for the three months ended March 31, 2012.
The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. During the three months ended March 31, 2012, the Company recorded a net gain of $0.9 compared to a net loss of $0.1 for the same period in 2011, related to changes in fair value of these derivative instruments not designated as hedges. The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income, net in the accompanying Consolidated Statements of Income. The fair value of these derivative instruments not designated as hedges at March 31, 2012 was not material to the Company’s Consolidated Balance Sheet.
A few of the Company’s counterparty agreements related to derivative instruments contain provisions that require that the Company maintain collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments in liability position on March 31, 2012 is $8.8 for which the Company has posted no collateral. Future downgrades in the Company’s credit ratings and/or changes in the foreign currency markets could result in collateral to counterparties.
Investments
In December 2011, the Company made investments in certain securities, included within other current assets in the Consolidated Balance Sheets, which are held in a grantor trust for the benefit of participants of the executive deferred compensation plan, which was frozen during the fourth quarter of 2011. This investment was made in securities reflecting the hypothetical investment balances of plan participants. As of March 31, 2012, the Company maintained investment securities with a fair value of $20.5 classified as trading securities. The investment securities include exchange-traded mutual funds, common stock of the Company and money market accounts. These securities are carried at fair value, with gains and losses, both realized and unrealized, reported in other income (expense), net in the Consolidated Statements of Income. The cost of securities sold is based upon the specific identification method. Interest and dividends on securities classified as trading are included in other income (expense), net.

(13) INCOME TAXES
The liability for unrecognized tax benefits was $114.0 and $112.3 at March 31, 2012 and December 31, 2011, respectively, and is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. The total amount of unrecognized tax benefits that would affect income tax expense if recognized in the Consolidated Financial Statements is $100.3. This amount includes interest and penalties of $20.9. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between approximately $5 and $40 in the next twelve months based upon the anticipated resolution of audits; however, actual developments in this area could differ from those currently expected.

The effective tax rate on net income from continuing operations was 20.1% for the three months ended March 31, 2012, compared to 26.4% in the same periods last year. The lower tax rate for the three months ended March 31, 2012 is primarily due to a shift in the geographic mix of worldwide income and certain discrete items that were recorded in the first quarter of 2011.

(14) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill increased to $623.9 at March 31, 2012 from $621.5 at December 31, 2011. Intangible assets (including software and customer relationships) decreased to $41.7 at March 31, 2012 from $44.8 at December 31, 2011, principally due to amortization. As of March 31, 2012, the Company’s total identifiable intangible assets, acquired primarily through business combinations, consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$41.3	$(23.0)	$18.3
Trademarks	10.0	(9.0)	1.0
Customer relationships and other intangibles	119.6	(97.2)	22.4
Total	$170.9	$(129.2)	$41.7
The intangible assets are being amortized using the following amortizable lives: five to eight years for software, four years for trademarks and seven to twelve years for customer relationships and other intangibles. The remaining weighted average depreciation period for software is 4.2 years. The remaining weighted average amortization period for trademarks, customer relationships and other intangibles is 6.4 years. Amortization of software is included within depreciation expense as the underlying assets are classified within property, plant and equipment.
Trademarks, customer relationships, and other intangibles amortization expense was $1.9 and $1.9 for the three months ended March 31, 2012 and 2011, respectively, and is estimated to be approximately $6.6 for the year ended December 31,

2012. The related estimated expense for the five subsequent years ended December 31 is as follows:

2013	$5
2014	3
2015	2
2016	2
2017	2
Thereafter	5

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

Completion of the sale of the Information Management business will qualify as a triggering event for an interim assessment of goodwill impairment for the Company's Customer Management - CIT (CIT) and Information Management reporting units. Based upon the estimated purchase price for the Information Management business, we do not expect the triggering event to indicate an impairment of the Information Management reporting unit.

As described more fully in our 2011 Annual Report on Form 10-K, no impairment was noted in Step 1 of the CIT reporting unit impairment test at October 1, 2011; however, as the fair value exceeded the carrying value of the reporting unit by 6%, goodwill associated with the reporting unit would be sensitive to further revenue declines due to, among other factors, soft economic activity and increased competition. The amount of goodwill allocated to the CIT reporting unit at the October 1, 2011 testing date was $46.0. The sale of the Information Management business included the rights for that business to continue the sale of certain products developed by the CIT reporting unit and co-marketed by CIT and the Information Management business. The value associated with the sale of these products had historically been included in the valuation of the CIT business as all development costs were incurred within CIT. As a result of the removal of the revenue from the Information Management-generated sales of these products, it is possible that the carrying value of the CIT reporting unit may exceed its estimated fair value. This would result in further analysis during the second quarter of 2012 to measure the amount of impairment of the remaining $46.1 of goodwill associated with this reporting unit as of March 31, 2012, if any.

(15) PAYABLES AND OTHER CURRENT LIABILITIES

	At March 31, 2012	At December 31, 2011
Accounts payable	$40.4	$41.9
Accrued income and other taxes	24.5	42.0
Accrued payroll-related expenses	100.0	102.0
Derivative liabilities	4.6	11.2
Accrued expenses	62.2	66.0
Deferred revenue and government grants	32.9	46.3
Restructuring and exit costs	1.4	1.8
	$266.0	$311.2

(16) BUSINESS SEGMENT INFORMATION
As discussed in Note 1, prior to the first quarter of 2012, the Company had two reportable segments, (i) Customer Management, which provides agent-assisted services, self-service, and intelligent technology care solutions; and (ii)

Information Management, which provides business support system (BSS) solutions. In connection with the anticipated sale of the Information Management line of business, the Company reorganized its reportable segments into one segment, Customer Management. This is consistent with the Company's management of the business and reflects its internal financial reporting structure and operating focus.
The Company does not allocate activities below the operating income level to its reported segments. The Company’s business segment information is as follows:

	Three Months Ended March 31,
	2012	2011
Revenues:
Customer Management	$497.5	$458.5
Corporate and Other	—	6.3
	$497.5	$464.8
Depreciation:
Customer Management	$16.9	$14.9
Corporate and Other(3)	3.4	4.0
	$20.3	$18.9
Amortization:
Customer Management	$1.9	$1.9
	$1.9	$1.9
Operating Income (Loss):
Customer Management	$39.1	$32.2
Corporate and Other(1)	(10.1)	(7.5)
	$29.0	$24.7
Capital Expenditures:(2)
Customer Management	$12.6	$11.4
Corporate and Other(3)	4.4	2.5
	$17.0	$13.9

(1)
Includes $6.0 and $5.6 of costs previously allocated to the Information Management line of business that did not meet the criteria for presentation within discontinued operations for the three months ended March 31, 2012 and 2011, respectively. Also, includes a $1.5 benefit associated with the Supplemental Executive Retirement Plan (SERP) curtailment for the three months ended March 31, 2011.

(2)	Excludes proceeds from the disposal of property and equipment.

(3)	Includes shared services-related capital expenditures and depreciation.

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

Operations and Structure
Prior to the first quarter of 2012, we had two reportable segments, Customer Management and Information Management. In March 2012, we signed a definitive agreement to sell the Information Management line of business to NEC Corporation for approximately $449 in cash at closing. As a result of this agreement, the net assets of the Information Management business are classified as held for sale and its operating results are presented as discontinued operations in the Company's financial statements for all periods presented. The sale is expected to close by the end of the second quarter of 2012, subject to customary closing conditions. We expect to record a gain of approximately $40 to $60, net of tax, when the transaction closes. The actual gain will be subject to final working capital adjustments, transaction costs and tax matters.

In January 2011, we completed the sale of our Finance and Accounting Outsourcing line of business (F&A) for approximately $10. The gain on the sale amounted to $7.0 pretax, recorded within Other income, net in the Consolidated Statements of Income, and $4.3 after tax. The gain on the sale included the elimination of $2.6 of goodwill and other intangible assets. The results of operations of F&A and the sale of F&A are not material to the Company’s results of operations or financial condition, and therefore, are not reflected as discontinued operations for the periods presented.

As a result of the change in classification of the Information Management business to discontinued operations, we maintain one reporting segment; Customer Management. We will continue to report certain transactions within Corporate and Other, including costs historically allocated to the Information Management business that did not meet the criteria for discontinued operations, executive compensation and other costs, and will reassess this presentation upon completion of the sale. Segment information for previous periods has been reclassified to conform to the current segment reporting structure.

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

Agent-related revenues, which account for more than 90% of Customer Management revenues for the three months ended March 31, 2012, are typically recognized as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. In a limited number of engagements where the client pays a fixed fee, we recognize revenues based on the specific facts and circumstances of the engagement, either using the proportional performance method or recognizing the entire amount upon final completion of the engagement. Customer Management's remaining revenues are derived from the sale of premise-based and hosted automated self-care and technology solutions. License, professional and consulting and maintenance and software support services revenues from the sale of these advanced speech recognition solutions are recognized pursuant to authoritative guidance for software revenue recognition.

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

RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed Consolidated Financial Statements and segment data. Detailed comparisons of revenue and expenses are presented in the discussion of our operating segment, Customer Management, along with the consolidated results discussion. Results for interim periods may not be indicative of the results for subsequent periods or the full year.
In order to assess the underlying operational performance of the continuing operations of the business, we provide non-GAAP measures in the table below that exclude the following: 1) certain costs previously allocated to the Information Management business that are now included in continuing operations as discussed above and in more detail in Note 3 of the Notes to Consolidated Financial Statements; these costs were $6.0 and $5.6 in the three months ended March 31, 2012 and 2011, respectively; 2) the gain on the sale of the Finance and Accounting outsourcing line of business of $7.0, or $4.3 net of tax, in the first quarter of 2011, reported within other income; and 3) for comparability to current period results, income from our investment in the Cellular Partnerships of $10.2 for the three months ended March 31, 2011.
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

CUSTOMER MANAGEMENT RESULTS

	Three Months Ended March 31,
	2012	2011	Change	%
Revenues:
Communications	$295.2	$267.6	$27.6	10
Technology	41.8	41.9	(0.1)	—
Financial services	52.6	54.6	(2.0)	(4)
Other	107.9	94.4	13.5	14
Total revenues	497.5	458.5	39.0	9
Cost of providing services and products sold	318.4	291.5	26.9	9
Selling, general and administrative	117.3	114.1	3.2	3
Research and development costs	3.9	3.9	—	—
Depreciation	16.9	14.9	2.0	13
Amortization	1.9	1.9	—	—
Total costs and expenses	458.4	426.3	32.1	8
Operating Income	39.1	32.2	6.9	21
Operating Margin	7.9%	7.0%
Three Months Ended March 31, 2012 versus Three Months Ended March 31, 2011
Revenues
Customer Management revenues for the first quarter of 2012 were $497.5, a 9% increase from the first quarter of 2011. Revenues from the communications vertical increased 10% from the first quarter of 2011 due to volume increases with several large clients. Revenues from the technology vertical were consistent with the first quarter of 2011. Revenues from the financial services vertical decreased 4% from the first quarter of 2011, primarily reflecting volume reductions and program completions, including client migrations from legacy technology offerings, partially offset by revenue from a new client. Other revenues, which are comprised of clients outside of Customer Management’s three largest verticals, increased 14% from the first quarter of 2011. This increase is attributable to volume increases and new programs with existing clients.
Operating Costs and Expenses
Customer Management total operating costs and expenses of $458.4 increased 8% from the first quarter 2011 costs of $426.3. Customer Management cost of providing services and products sold during the first quarter of 2012 increased 9% to $318.4 from the first quarter of 2011. As a percentage of revenues, cost of providing services and products sold was 64.0%, compared to 63.6% in the prior year period. Selling, general and administrative expenses of $117.3 in the first quarter of 2012 increased 3% as compared to $114.1 during the same period in 2011. As a percentage of revenues, selling, general and administrative cost was 23.6%, compared to 24.9% in the prior year, reflecting cost reduction actions previously taken and controlled costs as revenues increased. Customer Management depreciation expense of $16.9 increased $2.0 from the prior year quarter reflecting an increase in capital expenditures.
Operating Income
As a result of the factors above, Customer Management first quarter 2012 operating income and margin were $39.1 and 7.9%, respectively, compared to $32.2 and 7.0%, respectively, in the first quarter of 2011.

CONSOLIDATED CONVERGYS RESULTS

	Three Months Ended
	March 31,
	2012	2011	Change	%
Revenue:
Customer Management	$497.5	$458.5	$39.0	9
Corporate and Other	—	6.3	$(6.3)	NM
Total Revenues	497.5	464.8	$32.7	7
Operating Costs:
Cost of providing services and products sold	317.7	295.6	22.1	7
Selling, general and administrative	124.7	119.8	4.9	4
Research and development costs	3.9	3.9	—	—
Depreciation	20.3	18.9	1.4	7
Amortization	1.9	1.9	—	—
Total costs and expenses	468.5	440.1	28.4	6
Operating Income	29.0	24.7	4.3	17
Information Management costs not qualifying as discontinued operations	6.0	5.6
Adjusted Operating Income (a non-GAAP measure)	35.0	30.3	4.7	16

Earnings from Cellular Partnerships, net	—	10.2	(10.2)	NM
Other Income, net	1.4	7.6	(6.2)	(82)
Interest Expense	(3.6)	(4.6)	1.0	(22)
Income before Income Taxes	26.8	37.9	(11.1)	(29)
Income Tax Expense	5.4	10.0	(4.6)	(46)
Income from Continuing Operations, net of tax	21.4	27.9	(6.5)	(23)
Total operating charges from above of $6.0 and $5.6 for the three months ended March 31, 2012 and 2011, net of tax	4.8	4.5	0.3	7
Earnings from Cellular Partnerships of $10.2 for the three months ended March 31, 2011, net of tax	—	(6.6)	6.6	NM
Gain on sale of F&A line of business of $7.0 for the three months ended March 31, 2011, net of tax	—	(4.3)	4.3	NM
Adjusted Income from Continuing Operations, net of tax (a non-GAAP measure)	26.2	21.5	4.7	22

Income from Discontinued Operations, net of tax expense of $3.0 and $5.3 for the three months ended March 31, 2012 and 2011, respectively	4.7	7.0	(2.3)	(33)
Net Income	$26.1	$34.9	$(8.8)	(25)

	Three Months Ended
	March 31,
	2012	2011	Change	%
Diluted Earnings Per Common Share:
Continuing Operations	$0.18	$0.22	$(0.04)	(18)
Impact of net charges above included in continuing operations, net of tax	0.04	(0.05)	0.09	NM
Adjusted diluted earnings per common share from continuing operations (a non-GAAP measure)	0.22	0.17	0.05	29

Discontinued Operations	0.04	0.06	(0.02)	(33)
Diluted earnings per common share	$0.22	$0.28	$(0.06)	(21)
Three Months Ended March 31, 2012 versus Three Months Ended March 31, 2011
Revenues
Consolidated revenues for the first quarter of 2012 were $497.5 compared to $464.8 for the comparable period last year, primarily reflecting the revenue increase within Customer Management.
Operating Costs and Expenses
Consolidated total operating costs and expenses for the first quarter of 2012 of $468.5 increased 6% from $440.1 in the same period in the prior year, primarily due to the 8% increase in Customer Management total costs and expenses. As discussed above, in March 2012, we signed a definitive agreement to sell the Information Management business and, accordingly, the operating results are presented within discontinued operations. Accounting rules require certain costs previously allocated to the Information Management business to be included in continuing operations. These costs were $6.0 in the first quarter of 2012, compared with $5.6 in the same period in the prior year. These amounts are included within selling, general and administrative expenses within continuing operations in Corporate and Other. We are taking actions to reduce these costs and expect remaining costs to be significantly offset by revenue resulting from transition services to be provided to the buyer. While the transition services agreements vary in duration depending upon the type of service provided, our expectation is that we will eliminate the underlying costs as the transition services complete.
Operating Income
Consolidated Convergys operating income, including the Information Management-related costs discussed above, was $29.0 for the first quarter of 2012 compared to operating income of $24.7 in the prior year primarily as a result of the operating results of the Customer Management segment. Excluding the Information Management-related costs, consolidated operating income for the first quarter of 2012 was $35.0 compared to $30.3 in the same period in the prior year.
Non-Operating Items
We do not allocate activities below the operating income level to the reported segment. First quarter 2011 consolidated results include income from our investments in the Cellular Partnerships of $10.2. During the second half of 2011, we sold our investment in the Cellular Partnerships, comprised of our 33.8% interest in Cincinnati SMSA Limited Partnership and our 45.0% interest in the Cincinnati SMSA Tower Holdings LLC, to AT&T, the general partner and a limited partner in both partnerships. Other income of $1.4 declined from the prior year primarily due to a pre-tax gain of $7.0 on the sale of the Finance and Accounting outsourcing line of business during the first quarter of 2011. Interest expense improved to $3.6 from $4.6 in the prior year reflecting a lower level of debt outstanding throughout the first quarter of 2012.
Income Taxes
Our effective tax rate on net income from continuing operations was 20.1% for the three months ended March 31, 2012 compared to an effective tax rate of 26.4% in the same period last year. The lower tax rate for the three months ended March 31, 2012 is primarily due to a shift in the geographic mix of worldwide income and certain discrete items that were recorded in the first quarter of 2011.
Net Income from Continuing Operations and Earnings per Diluted Share from Continuing Operations

As a result of the above, first quarter 2012 income from continuing operations was $21.4 compared to $27.9 in the first quarter of 2011. Therefore, income from continuing operations per diluted share for the three months ended March 31, 2012 was $0.18, compared with $0.22, in the same period of the prior year. Excluding the Information Management-related charges in the first quarter of 2012 and 2011 and the income from our investments in the Cellular Partnerships and the gain on the sale of the Finance and Accounting outsourcing business during the first quarter of 2011, income from continuing operations for the first quarter of 2012 was $26.2, or $0.22 per diluted share compared to $21.5, or $0.17 per diluted share for the same period in the prior year.
Results of Discontinued Operations
The results from discontinued operations reflect the operating results of the Information Management business. Revenues from discontinued operations were $82.0 and $79.8 in the first quarter of 2012 and 2011, respectively. If the Information Management business had not been presented as discontinued operations and therefore excluding the benefit from the reclassification of certain costs that did not meet the criteria for classification as discontinued operations of $6.0 and $5.6 to Corporate, the Information Management business generated operating income of $7.5 and $7.2, respectively, for the first quarters of 2012 and 2011. First quarter 2012 results from discontinued operations include $4.9 of costs incurred in connection with the sale of the Information Management business which will be included as a reduction to the gain on the transaction when completed. Including the benefit of the reclassification of certain costs to Corporate as well as the transaction costs, income from discontinued operations, net of tax, per diluted share for the three months ended March 31, 2012 and 2011 was $0.04 and $0.06, respectively.
Net Income
Including the results of discontinued operations first quarter 2012 net income and earnings per diluted share were $26.1 and $0.22, respectively, compared with $34.9 and $0.28, respectively, in the first quarter of 2011.

RESTRUCTURING CHARGES
2011 Restructuring
During 2011, we initiated operational changes that resulted in severance costs of $1.2 largely to reduce headcount and align resources to future business needs. The $1.2 of severance-related charges were comprised of $1.0 at Customer Management and $0.2 at Corporate. Severance actions impacted approximately 50 professional employees worldwide and charges were largely paid in cash pursuant to our existing severance policy and employment agreements. These actions were substantially completed by the end of 2011. The remaining liability under this plan, which is included within Payables and other current liabilities on the Company’s Consolidated Balance Sheets was $0.2 as of March 31, 2012 and December 31, 2011.
2010 Restructuring
During 2010, we initiated a restructuring plan and incurred a total charge of $28.7 consisting of $19.4 of severance-related charges and $9.3 of facility-related charges. The $19.4 of severance-related charges were comprised of $13.3 at Customer Management largely to reduce headcount and align resources to future business needs, and $6.1 at Corporate to further simplify operations and to reflect the impact of the sale of the HR Management line of business. The full-year severance charge of $19.4 was largely paid in cash pursuant to the Company’s existing severance policy and employment agreements. These actions affected approximately 1,000 professional employees and approximately 1,400 non-salaried employees worldwide and were substantially completed by December 31, 2011. The facility-related charge of $9.3 relates to lease rent accruals and penalties for properties that have closed as the result of consolidating facilities and shifting capacity. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. We used estimates, based on consultation with the Company’s real estate advisors, to determine the proceeds from any future sublease agreements. We will continue to evaluate these estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to these facility closures in the future. Therefore, the Company reviews facility-related reserves on a facility basis rather than restructuring charge basis. At March 31, 2012 the facility-related restructuring reserve for all reserved facilities had an outstanding balance of $0.4, which will be paid out over several years until the leases expire.
The remaining liability under this plan, which is included within Payables and other current liabilities on the Company’s Consolidated Balance Sheets was $0.8 as of March 31, 2012 and $1.0 as of December 31, 2011.
Savings from Restructuring Plans
The severance actions will result in cost reductions in excess of $55 on an annualized basis. The impact of this benefit will be spread across our operating expenses, particularly within the selling, general and administrative expense and cost of providing services and products sold captions of our Consolidated Statements of Income. When completed, the severance actions are also expected to result in cash savings in excess of $45 on an annualized basis. We do not believe that the impact on liquidity is material.

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
The remaining liability for these facilities, which is included within Payables and other current liabilities on the Company’s Consolidated Balance Sheets was $0.4 as of March 31, 2012 and $0.5 as of December 31, 2011.

CLIENT CONCENTRATION
During the first three months of 2012, our three largest clients accounted for 47.8% of our revenues, compared to 45.1% in the same period of 2011. Our largest client, AT&T, accounted for 23.6% of revenues in the first three months of 2012 as compared to 22.5% of revenue in the same period in the prior year. Comcast Corporation and DIRECTV, our second and third largest clients, comprised 12.3% and 11.8%, respectively, of revenues in the first three months of 2012. Comcast Corporation and DIRECTV accounted for 11.1% and 11.5%, respectively, of revenues in the same period in the prior year. Revenues for each of these clients is earned under multiple contracts within our Customer Management business. Volumes under certain of our long-term contracts are subject to variation based on, among other things, the spending by clients on outsourced customer support and subscriber levels.

BUSINESS OUTLOOK

Convergys expects improved results from continuing operations for full year 2012 compared with prior guidance, including:

•	Customer Management revenue of $1,975 to $2,000, revised from prior guidance to exceed $1,960;

•	Adjusted EBITDA of $220 to $230, improving from prior guidance of adjusted EBITDA of $215 million to $225 and;

•	Adjusted EPS of $0.75 to $0.80, improving from prior guidance of adjusted EPS of $0.70 to $0.75.

Not included in this guidance is the impact of any future strategic acquisitions or share repurchase activities. Also not included in this guidance are results classified within discontinued operations, including the impact of the sale of the Information Management business, as well as other costs that may be incurred related to or as a result of the transaction.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Cash Flows
We believe that Convergys has adequate liquidity from cash and expected future operating cash flows to fund ongoing operations, invest in the business, make required debt payments and pay dividends at the discretion of the Board of Directors for the next twelve months. In addition, expected future cash flows provide additional ability to invest in the business.
Cash flows from operating activities generally provides us with a significant source of funding for our investing and financing activities. Cash flows from operating activities totaled $11.9 in the first three months of 2012 compared to $34.8 in the same period last year. Cash flows provided by continuing operations for the first three months of 2012 were $5.0 compared to $30.9 in the same period in the prior year. The decrease in the current year was primarily the result of approximately $25 of cash contributions to reduce long-term liabilities, included within the change in other assets and liabilities in the Consolidated Statement of Cash Flows, and an approximately $20 tax payment associated with prior year internal restructurings, included within the change in payables and other current liabilities in the Consolidated Statement of Cash Flows. Cash flows provided by discontinued operations in the first three months of 2012 were $6.9 compared to $3.9 in the same period in the prior year.
Cash flows used in investing activities were $20.0 during the first three months of 2012, which included $3.0 used for discontinued operations. Cash flows used in investing activities were $7.7 during the three months of 2011, which included capital expenditures of $13.9 and $3.8 used for discontinued operations, partially offset by $10.0 cash flows from the sale of the F&A line of business.
Cash flows used in financing activities were $3.2 during the first three months of 2012 compared to $46.9 during the first three months of 2011. During the first three months of 2012, we repaid $5.3 on our outstanding borrowings, partially offset by $3.0 we received from exercise of stock options. During the first three months of 2011, we repaid $26.9 on our outstanding borrowings and repurchased 1.4 shares of the Company's common stock for $19.2.

We use free cash flow to assess the financial performance of the Company. We define free cash flow as cash flows from operating activities less capital expenditures. A reconciliation of the GAAP measure, net cash provided by operating activities, to the non-GAAP measure, free cash flow, is as follows:

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities under U.S. GAAP	$11.9	$34.8
Capital expenditures, net	(20.0)	(17.7)
Free cash flow (a non-GAAP measure)	$(8.1)	$17.1
Free cash flow, as defined above, was ($8.1) for the first three months of 2012, compared to free cash flow of $17.1 for the same period in 2011. The decrease in free cash flow of $25.2 from the prior year was due to lower cash generated from operating activities during the first three months of 2012 as explained above.
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
We define Customer Management EBITDA as operating income before depreciation and amortization. On a segment basis, operating income is the most closely related GAAP measure to the non-GAAP measure EBITDA. Customer Management EBITDA for the first quarter of 2012 was $57.9 compared with $49.0 in the prior year period. A reconciliation of the GAAP measure, segment operating income, to the non-GAAP measure, EBITDA is as follows:

Customer Management EBITDA

	Three Months Ended March 31,
	2012	2011
Operating income as reported under U.S. GAAP	$39.1	$32.2
Depreciation	16.9	14.9
Amortization	1.9	1.9
EBITDA (a non-GAAP measure)	$57.9	$49.0
We define adjusted EBITDA as earnings from continuing operations before interest, taxes, depreciation and amortization, excluding Information Management related impacts in the first three months of 2012, and excluding the gain on sale of the Finance and Accounting outsourcing line of business, Information Management related impacts, and earnings from our investments in the Cellular Partnerships in the first three months of 2011. Excluding these items, adjusted EBITDA for the first quarter of 2012 was $58.6 compared with $51.7 in the prior year period.
A reconciliation of the GAAP measure, earnings from continuing operations, to the non-GAAP measures, EBITDA and adjusted EBITDA is as follows:
Convergys Consolidated EBITDA

	Three Months Ended March 31,
	2012	2011
Income from Continuing Operations, net of tax under U.S. GAAP	$21.4	$27.9
Depreciation and Amortization	22.2	20.8
Interest expense	3.6	4.6
Income tax expense	5.4	10.0
EBITDA (a non-GAAP measure)	52.6	63.3
Information Management related costs not qualifying as Discontinued Operations	6.0	5.6
Earnings from interests in Cellular Partnerships, net	—	(10.2)
Gain on sale of Finance and Accounting outsourcing line of business	—	(7.0)
Adjusted EBITDA (a non-GAAP measure)	$58.6	$51.7
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
Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments
At March 31, 2012, total capitalization was $1,580.4, consisting of $121.8 of short-term and long-term debt and $1,458.6 of equity. The total debt-to-capital ratio was 7.7% at March 31, 2012, compared to 8.3% at December 31, 2011.
On March 11, 2011, we entered into a $300 Four-Year Competitive Advance and Revolving Credit Facility Agreement (the 2011 Credit Facility). The 2011 Credit Facility replaces our $400 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2006 Credit Facility), dated as of October 20, 2006 and as amended subsequently, among Convergys and a group of financial institutions. In connection with our entry into the 2011 Credit Facility, we terminated the 2006 Credit Facility.
We have two borrowing options available under the 2011 Credit Facility: (i) a competitive advance option which will be provided on an uncommitted competitive advance basis through an auction mechanism and (ii) a revolving credit option which will be provided on a committed basis. Under each option, amounts borrowed and repaid may be re-borrowed subject to availability. Borrowings under the 2011 Credit Facility bear interest at one of the rates described in the 2011 Credit Facility. The 2011 Credit Facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios (as defined in the 2011 Credit Facility). The Company’s interest coverage ratio, defined as the ratio of EBITDA to consolidated interest expense, cannot be less than 4.00 to 1.00 as determined on a rolling four quarter basis. Our debt-to-EBITDA ratio cannot be greater than 3.00 to 1.00 until December 31, 2012 and 2.75 to 1.00 after December 31, 2012. The 2011 Credit Facility also contains customary representations and warranties. In the event of a default, the lenders may terminate the commitments and declare the amounts outstanding, and all accrued interest, immediately due and payable. The maturity date of the 2011 Credit Facility is March 11, 2015 except that, upon the satisfaction of certain conditions, we may extend the maturity date by one year twice during the term. We will pay an annual facility fee regardless of utilization. At March 31, 2012 the facility was undrawn. We were in compliance with all covenants at March 31, 2012.
In December 2004, we issued $250.0 in 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009. During the first nine months of 2009, we retired approximately $58.2 of the outstanding debt. In the fourth quarter of 2009, we announced an exchange offer (Exchange Offer), under the terms of which the Company offered to exchange one-thousand twenty dollars in principal amount of its new 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) for each one-thousand dollars in principal amount of its 4.875% Senior Notes. We issued a total of $125.0 aggregate principal amount of the 2029 Convertible Debentures in exchange for $122.5 of the 4.875% Senior Notes. Following the settlement of the exchange, approximately $70.1 aggregate principal amount of the 4.875% Senior Notes remained outstanding that was fully paid in December 2009. The entire balance of the 2029 Convertible Debentures was outstanding as of March 31, 2012 and December 31, 2011.

During 2009, we entered into a $125.0 asset securitization facility collateralized by accounts receivables of certain of our subsidiaries, of which $50.0 was scheduled to expire in June 2010 and $75.0 expires in June 2012. The $50.0 that was scheduled to expire in June 2010 was extended through June 2011. During June 2011, the Company renegotiated the terms of the agreement, increasing the purchase limit to $150.0 and extending the terms to June 2014. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary. The asset securitization facility does not qualify for sale treatment under the authoritative guidance for the accounting for transfers and servicing of financial assets and extinguishments of liabilities. Accordingly, the accounts receivable and related debt obligation will remain on our Consolidated Balance Sheets. At March 31, 2012 and December 31, 2011, the facility was undrawn.
We lease an office complex in Orlando, Florida, under a five year agreement that began on June 30, 2010. Upon termination or expiration of the facility, we are required to either purchase the property for $55.0 or arrange to have the office complex sold to a third party (the terms of the lease provide the Lessor with a residual value guarantee of up to $47.0). We account for the facility as a capital lease. Including the $55.0 obligation for the Orlando facility, total capital lease obligations were $57.9 and $58.5 at March 31, 2012 and December 31, 2011, respectively. On May 4, 2012, we provided notice of our election of the purchase option for this facility. We expect to complete the purchase of this facility for $55.0 during the second quarter of 2012, which will result in the elimination of this capital lease obligation.
We did not repurchase shares of our common stock during the three months ended March 31, 2012 under defined repurchase plans. We did repurchase 0.1 shares of our common stock for $0.9 based upon withdrawals from or exchanges out of participants' investments in Convergys Common Stock held within a grantor trust for the benefit of participants of the executive deferred compensation plan, as described in Note 12, Financial Instruments. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity. In October 2011, the Company announced that its Board of Directors authorized the Company to repurchase up to an incremental $200 of outstanding common shares from time to time as market and business conditions warrant. At March 31, 2012, the Company has the authority to repurchase an additional $161.8 pursuant to this authorization.
At March 31, 2012, we had outstanding letters of credit of approximately $34 and other bond obligations of approximately $2 related to performance and payment guarantees. Approximately $7 of the letters of credit were entered into related to the Information Management business and we are taking actions to eliminate these letters of credit upon completion of the sale of the business. We believe that any guarantee obligation that may arise will not be material. We also have purchase commitments with telecommunications providers of approximately $12 for the remainder of 2012.
At March 31, 2012, we had outstanding performance bond obligations of approximately $30 related to performance and payment guarantees for the Company’s former HR Management line of business. Subsequent to completion of the sale of the HR Management business, the Company continues to be responsible for these bond obligations. As part of the gain on disposition we recognized a liability equal to the present value of probability weighted cash flows of potential outcomes. Although the buyer is obligated to indemnify us for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of March 31, 2012 we maintain a liability of approximately $1 for these obligations.
It is reasonably possible that the unrecognized tax benefits of $114.0 will decrease between approximately $5 and $40 in the next twelve months based upon the resolution of audits; however, actual developments in this area could differ from those currently expected.
On May 8, 2012, we announced that our Board of Directors has adopted a cash dividend policy and declared an initial quarterly cash dividend of $0.05. The initial quarterly cash dividend will be paid on July 6, 2012 to all shareholders of record as of June 22, 2012. The Board expects that future cash dividends will be paid on a quarterly basis consistent with the initial cash dividend. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on our future earnings, cash flow, financial condition, financial covenants and other relevant factors. We intend to continue to use cash dividends as a means of returning capital to shareholders, subject to our periodic determinations that cash dividends are in the best interests of our shareholders.

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
Interest Rate Risk
At March 31, 2012, we had $55.0 in outstanding variable rate borrowings and $66.8 in outstanding fixed rate borrowings. The carrying amount of our variable borrowings reflects fair value due to their short-term and variable interest rate features. Based upon our exposure to variable rate borrowings, a one percentage point change in the weighted average interest rate would change our annual interest expense by approximately $1.
We sometimes use interest rate swaps to hedge our interest rate exposure. These instruments are hedges of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding interest rate swaps covering interest rate exposure at March 31, 2012.
Foreign Currency Exchange Rate Risk
We serve many of our U.S.-based clients using contact center capacity in the Philippines, India, Canada and Colombia. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR), Canadian dollars (CAD) or Colombian pesos (COP), which represents a foreign exchange exposure. Beginning in 2011, we entered into a contract with a client priced in Australian dollars (AUD). As of March 31, 2012, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward contracts with several financial institutions to acquire a total of PHP 19,445.3 at a fixed price of $428.1 through December 2014, INR 8,877.0 at a fixed price of $172.0 through March 2015, CAD 9.0 at a fixed price of $8.5 through December 2012 and COP 27,300.0 at a fixed price of $13.9 at various dates through December 2013, and to sell a total of AUD 31.5 at a fixed price of $32.6 at various dates through June 2013. The fair value of these derivative instruments as of March 31, 2012 is presented in Note 12 of the Notes to Consolidated Financial Statements. The potential loss in fair value at March 31, 2012 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $59.0. This loss would be mitigated by corresponding gains on the underlying exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of March 31, 2012, the fair value of these derivatives was not material to the Consolidated Balance Sheets.
Critical Accounting Policies and Estimates
See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report for the year ended December 31, 2011 on Form 10-K for a discussion of our critical accounting policies and estimates.
There have been no material changes to our critical accounting policies and estimates in 2012.

ITEM 4.     CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with the Company’s General Counsel, Chief Accounting Officer and other key employees, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the quarter ended March 31, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

ITEM 1A.     RISK FACTORS

See “ITEM 1A. Risk Factors” in our annual report for the year ended December 31, 2011 on Form 10-K for a discussion of our risk factors. On March 22, 2012, Convergys entered into a definitive stock and asset purchase agreement with NEC Corporation (NEC) and NetCracker Technology Corporation (NetCracker), a wholly owned subsidiary of NEC. The Purchase Agreement provides for the sale by Convergys of the Information Management business to NetCracker for $449 million in cash, subject to specified purchase price adjustments for cash, indebtedness and changes in working capital of the IM Business. The Boards of Directors of each of Convergys and NEC have approved the IM Sale. As related to this agreement, we are subject to additional risks as discussed below.

We may be unable to achieve some or all of the benefit we expect from the sale of the Information Management business and such benefits may be delayed or not occur at all.

We may not be able to achieve the full strategic and financial benefits we expect from the sale of the Information Management business. For example, certain costs previously allocated to the Information Management business are now included in continuing operations. We are taking actions to reduce these costs and expect remaining costs to be significantly offset by revenue resulting from transition services to be provided to the buyer. While the transition services agreements vary in duration depending upon the type of service provided, our expectation is that we will eliminate the underlying costs as the transition services complete. However, there is no certainty that these costs will be eliminated. In addition, there can be no assurance that analysts and investors will place a greater value on Convergys following the completion of the sale than the value placed on us prior to the sale.

There is also no guarantee that the planned sale will complete or will not be delayed. Completion of the sale of the Information Management business is subject to a number of factors, including government regulation and policies, actions and approvals of regulatory bodies in multiple jurisdictions.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the first quarter of 2012 or from March 31, 2012 through the date of filing of this report. We repurchased 0.1 shares of our common stock for $0.9 during the three months ended March 31, 2012 as summarized in the following table:

	Shares Repurchased	Average price per share
January 2012	10,699	$13.27
February 2012	51,427	12.88
March 2012	5,222	12.95
Total	67,348	$12.95

At March 31, 2012, the Company remained authorized to repurchase up to an incremental $161.8 of outstanding shares. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity.

ITEM 6.     EXHIBITS

(a)	Exhibits.
The following are filed as Exhibits to Part II of this Form 10-Q:

Exhibit Number
3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3.1 to Form 10-Q filed on May 5, 2010.)

3.2	Amended and Restated Code of Regulations of the Company. (Incorporated by reference from Exhibit 3.1 to Form 8-K filed on May 2, 2011.)

10.1
Stock and Asset Purchase Agreement, dated March 22, 2012, among the Company, NEC Corporation and NetCracker Technology Corporation. (Incorporated by reference from Exhibit 2.1 to Form 8-K, filed on March 27, 2012.)

10.2	Convergys Corporation Annual Executive Incentive Plan, as Amended and Restated, Effective on February 2, 2012.

21	Subsidiaries of the Company.

31.1	Rule 13(a) - 14(a) Certification by Chief Executive Officer.

31.2	Rule 13(a) - 14(a) Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 8, 2012, formatted in XBRL: (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

ITEMS 3, 4 and 5 Are Not Applicable and Have Been Omitted

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation

Date:	May 8, 2012	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer