Form 10-Q
period 2012-06-30
CONVERGYS CORP
filed 2012-07-31
CIK 1062047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 Form 10-Q
 ______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At June 30, 2012, there were 112,436,960 common shares, without par value, outstanding, excluding amounts held in Treasury of 74,339,221.

CONVERGYS CORPORATION
Form 10-Q
For the Period Ended
June 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2012	2011	2012	2011
Revenues	$491.1	$474.6	$988.6	$939.4
Costs and Expenses:
Cost of providing services and products sold	316.5	304.5	634.2	600.1
Selling, general and administrative	114.1	119.6	238.8	239.4
Research and development costs	2.5	3.6	6.4	7.5
Depreciation	20.5	18.7	40.8	37.6
Amortization	1.8	1.8	3.7	3.7
Restructuring charges	7.6	—	7.6	—
Asset impairments	88.6	—	88.6	—
Total costs and expenses	551.6	448.2	1,020.1	888.3
Operating (Loss) Income	(60.5)	26.4	(31.5)	51.1
Earnings from Cellular Partnerships, net	—	10.0	—	20.2
Other income, net	0.7	0.2	2.1	7.8
Interest expense	(4.4)	(4.3)	(8.0)	(8.9)
(Loss) Income before Income Taxes	(64.2)	32.3	(37.4)	70.2
Income tax (benefit) expense	(10.5)	8.3	(5.1)	18.3
(Loss) Income from Continuing Operations, net of tax	(53.7)	24.0	(32.3)	51.9
Income from Discontinued Operations, net of tax	68.3	7.7	73.0	14.7
Net Income	$14.6	$31.7	$40.7	$66.6

Basic (Loss) Earnings Per Common Share:
Continuing operations	$(0.47)	$0.20	$(0.28)	$0.43
Discontinued operations	0.60	0.06	0.63	0.12
Basic Earnings per Common Share	$0.13	$0.26	$0.35	$0.55
Diluted (Loss) Earnings Per Common Share:
Continuing operations	$(0.47)	$0.19	$(0.28)	$0.42
Discontinued operations	0.60	0.07	0.63	0.11
Diluted Earnings per Common Share	$0.13	$0.26	$0.35	$0.53

Weighted Average Common Shares Outstanding:
Basic	115.4	120.7	115.7	121.4
Diluted	115.4	124.1	115.7	124.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Net Income	$14.6	$31.7	$40.7	$66.6
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	10.8	(1.5)	17.4	4.7
Change related to pension liability	(3.5)	—	(3.5)	—
Unrealized holding (loss)/gain on hedging activities	(2.2)	(1.5)	6.2	(3.3)
Total other comprehensive income (loss)	5.1	(3.0)	20.1	1.4
Total Comprehensive Income	$19.7	$28.7	$60.8	$68.0

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
(In Millions)
ASSETS
Current Assets
Cash and cash equivalents	$718.8	$421.8
Short term investments	38.2	22.7
Receivables, net of allowances of $6.3 and $9.3	307.8	305.9
Deferred income tax assets	11.5	41.6
Prepaid expenses	36.6	28.1
Other current assets	54.5	40.5
Current assets – held for sale	30.3	90.5
Total current assets	1,197.7	951.1
Property and equipment, net	262.0	343.9
Goodwill	575.3	621.5
Other intangibles, net	21.6	25.3
Deferred income tax assets	15.9	34.8
Other assets	39.1	43.2
Other assets held-for-sale	—	306.1
Total Assets	$2,111.6	$2,325.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt and capital lease obligations maturing within one year	$0.8	$6.2
Payables and other current liabilities	335.9	311.2
Current liabilities held-for-sale	—	64.8
Total current liabilities	336.7	382.2
Long-term debt and capital lease obligations	59.9	120.9
Deferred income tax liabilities	102.3	106.9
Accrued pension liabilities	114.6	121.1
Other long-term liabilities	84.0	137.5
Long term liabilities held-for-sale	—	45.8
Total liabilities	697.5	914.4
Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized; none outstanding	—	—
Common shares – without par value, 500.0 authorized; 186.8 and 185.0 issued, 112.5 and 115.4 outstanding, as of June 30, 2012 and December 31, 2011, respectively	1,154.2	1,111.8
Treasury stock – 74.3 and 69.6 as of June 30, 2012 and December 31, 2011, respectively	(1,215.3)	(1,149.1)
Retained earnings	1,501.8	1,495.5
Accumulated other comprehensive loss	(26.6)	(46.7)
Total shareholders’ equity	1,414.1	1,411.5
Total Liabilities and Shareholders’ Equity	$2,111.6	$2,325.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In Millions)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40.7	$66.6
Income from discontinued operations, net of tax	73.0	14.7
(Loss) income from continuing operations, net of tax	(32.3)	51.9
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	44.5	41.3
Gain on sale of business	—	(7.0)
Asset impairments	88.6	—
Deferred income tax expense	(8.3)	13.5
Earnings from Cellular Partnerships, net	—	(20.2)
Distributions from Cellular Partnerships	—	19.6
Stock compensation expense	9.2	7.2
Changes in assets and liabilities:
Change in receivables	2.0	(0.4)
Change in other current assets	(14.3)	1.9
Change in deferred charges, net	1.2	(1.4)
Change in other assets and liabilities	(12.3)	12.6
Change in payables and other current liabilities	(34.8)	(16.0)
Net cash provided by operating activities of continuing operations	43.5	103.0
Net cash provided by (used in) operating activities of discontinued operations	8.1	(1.0)
Net cash provided by operating activities	51.6	102.0
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(40.8)	(30.3)
Proceeds from disposition of business	—	10.0
Purchase of short-term investments	(19.0)	—
Net cash used in investing activities of continuing operations	(59.8)	(20.3)
Net cash provided by (used in) investing activities of discontinued operations	431.6	(7.0)
Net cash provided by (used in) investing activities	371.8	(27.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of credit facilities and other debt, net	(66.3)	(40.5)
Repurchase of common shares	(64.6)	(38.7)
Proceeds from exercise of stock options	4.6	2.8
Other	—	(3.2)
Net cash used in financing activities of continuing operations	(126.3)	(79.6)
Net cash (used in) provided by financing activities of discontinued operations	(0.1)	0.1
Net cash used in financing activities of continuing operations	(126.4)	(79.5)
Net increase (decrease) in cash and cash equivalents	297.0	(4.8)
Cash and cash equivalents at beginning of period	421.8	186.1
Cash and cash equivalents at end of period	$718.8	$181.3
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
Prior to the first quarter of 2012, the Company had two reportable segments, Customer Management and Information Management. In March 2012, we signed a definitive agreement to sell the Information Management line of business to NEC Corporation for $449.0 in cash. At close of the sale on May 16, 2012, the Company received $456.4 in cash proceeds, including $10.9 of working capital adjustments. The Company expects to receive an additional $4.2 in cash currently held in escrow in the second half of 2012. The Company recognized a gain of $102.0 pretax, and $16.8, net of taxes, at June 30, 2012, subject to final working capital adjustments. As a result of the sale of the Information Management line of business, the operating results and assets and liabilities related to Information Management have been reflected as discontinued operations for all periods presented. Unless otherwise noted, amounts in these Notes to Consolidated Financial Statements exclude amounts attributable to discontinued operations.
As a result of the change in classification of the Information Management business to discontinued operations, the Company maintains one reporting segment: Customer Management (CM). The Company will continue to report certain transactions within Corporate and Other, including costs historically allocated to the Information Management business that did not meet the criteria for discontinued operations, as well as executive compensation and other costs. Segment information for previous periods has been reclassified to conform to the current segment reporting structure.
In January 2011, we completed the sale of our Finance and Accounting Outsourcing line of business (F&A) for $10.0. We recorded a gain on the sale of $7.0 pretax, included within Other income, net in the Consolidated Statements of Income. The after-tax gain was $4.3. The gain on the sale included the elimination of $2.6 of goodwill and other intangible assets. The results of operations of F&A and the sale of F&A are not material to the Company's results of operations or financial condition and therefore, are not reflected as discontinued operations for the periods presented.
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

(2) RECENT ACCOUNTING PRONOUNCEMENTS
In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" (ASU 2011-04). The adoption of ASU 2011-04 conforms the meaning of fair value between U.S. GAAP and IFRS and improves consistency of disclosures relating to fair value. This ASU requires a reporting entity to provide quantitative information about the significant unobservable inputs used in the fair value measurements categorized within Level 3 of the fair value hierarchy. The amendments in this update are effective for annual periods beginning after December 15, 2011. The adoption of this guidance had no impact on the Company's consolidated financial statements for the three and six month period ended June 30, 2012.

(3) DIVESTITURES AND DISCONTINUED OPERATIONS
Discontinued Operations
On May 16, 2012, the Company completed the sale of its Information Management line of business to NEC Corporation for $449.0 in cash. The Company recorded a gain of $102.0 pretax and $16.8, net of taxes, through June 30, 2012, subject to final net working capital adjustments. The sale of Information Management was a taxable transaction that resulted in $85.2 being recorded for the combined federal, state and foreign income tax obligation. The high effective tax rate is primarily due to a lower basis in net assets for tax purposes compared to their book basis. The gain on sale included the elimination of $201.7 of goodwill and intangible assets.
The results of the Information Management business have been classified as discontinued operations for all periods presented. Certain costs previously allocated to the Information Management segment that do not qualify for discontinued operations accounting treatment are now reported as costs from continuing operations. Through the close of this transaction, these costs were $2.8 and $8.8 for the three and six months ended June 30, 2012, respectively, and $5.9 and $11.5 for the three and six months ended June 30, 2011, respectively, and are reflected in Corporate and Other in Note 16. The Company is taking actions to reduce these costs and expects transition services revenue from services to be provided to the buyer subsequent to completion of the sale to offset a significant portion of these costs. During the second quarter of 2012, we earned $2.9 in revenue under these transition services agreements. While the transition services agreements vary in duration up to 24 months depending upon the type of service provided, our expectation is that we will substantially eliminate the underlying costs as the transition services are completed.
Also included in discontinued operations are tax benefits associated with changes in reserves for uncertain tax positions related to previously divested businesses. The results of the Information Management business included in discontinued operations, and tax impacts related to previously divested businesses, for the three and six months ended June 30, 2012 and 2011 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$46.8	$77.0	$128.8	$156.8
Income before tax - Information Management operations(1)	11.1	11.7	23.7	24.0
Gain on disposition (2)	106.9	—	102.0	—
Income before income taxes	118.0	11.7	125.7	24.0
Income tax expense:
(Benefit) expense related to Information Management operations and other previously divested businesses	(37.0)	4.0	(32.5)	9.3
Expense related to gain on disposition	86.7	—	85.2	—
Income from discontinued operations, net of tax	$68.3	$7.7	$73.0	$14.7

(1)
Excludes costs previously allocated to Information Management that did not meet the criteria for presentation within discontinued operations of $2.8 and $8.8 for the three and six months ended June 30, 2012, respectively, and $5.9 and $11.5 for the three and six months ended June 30, 2011, respectively.

(2)	Includes $13.7 and $18.6 of transaction costs related to the sale for the three and six months ended June 30, 2012, respectively.

The major classes of assets and liabilities included as part of the Information Management business and presented as held for sale were as follows:

	At June 30, 2012	At December 31, 2011
Assets:
Current assets	$—	$90.5
Property and equipment, net	—	21.5
Other assets	—	284.6
Total assets	$—	$396.6
Liabilities:
Current liabilities	—	64.8
Other liabilities	—	45.8
Total liabilities	$—	$110.6

Finance and Accounting outsourcing line of business (F&A)
In January 2011, the Company completed the sale of F&A for $10.0. The gain on the sale amounted to $7.0 pretax, recorded within Other income, net in the Consolidated Statements of Income, and $4.3 after tax in 2011. The gain on the sale included the elimination of $2.6 of goodwill and other intangible assets. The results of operations of F&A and the sale of F&A are not material to the Company’s results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

(4) EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY
Earnings per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

		Continuing Operations		Discontinued Operations		Total
Three Months Ended June 30, 2012	Shares	Income	Per Share Amount	Income	Per Share Amount	Per Share Amount
Basic EPS	115.4	$(53.7)	$(0.47)	$68.3	$0.60	$0.13
Effect of dilutive securities:
Stock-based compensation arrangements	—	—	—	—	—	—
Convertible Debt	—	—	—	—	—	—
Diluted EPS	115.4	$(53.7)	$(0.47)	$68.3	$0.60	$0.13

Six Months Ended June 30, 2012
Basic EPS	115.7	$(32.3)	$(0.28)	$73.0	$0.63	$0.35
Effect of dilutive securities:
Stock-based compensation arrangements	—	—	—	—	—	—
Convertible Debt	—	—	—	—	—	—
Diluted EPS	115.7	$(32.3)	$(0.28)	$73.0	$0.63	$0.35

Three Months Ended June 30, 2011
Basic EPS	120.7	$24.0	$0.20	$7.7	$0.06	$0.26
Effect of dilutive securities:
Stock-based compensation arrangements	2.2	—	(0.01)	—	0.01	—
Convertible Debt	1.2	—	—	—	—	—
Diluted EPS	124.1	$24.0	$0.19	$7.7	$0.07	$0.26

Six Months Ended June 30, 2011
Basic EPS	121.4	$51.9	$0.43	$14.7	$0.12	$0.55
Effect of dilutive securities:
Stock-based compensation arrangements	2.2	—	(0.01)	—	(0.01)	(0.02)
Convertible Debt	1.2	—	—	—	—	—
Diluted EPS	124.8	$51.9	$0.42	$14.7	$0.11	$0.53
The diluted EPS calculation excludes the effect of 1.9 outstanding stock options for the three and six months ended June 30, 2012 and 3.9 outstanding stock options for the three and six months ended June 30, 2011 because their effect is anti-dilutive. The calculation also excludes the effect of 1.7 and 1.8 restricted stock units for the three and six months ended June 30, 2012, respectively, and 1.9 shares related to the 2029 Convertible Debentures for the three and six months ended June 30, 2012 because their effect is anti-dilutive. As the Company reported a Net Loss from Continuing Operations for the three and six months ended June 30, 2012, diluted shares outstanding are equivalent to basic shares outstanding. As described more fully in Note 9, the Company issued approximately $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Convertible Debentures). The 2029 Convertible Debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares per one thousand in principal amount of debentures. The conversion rate will be subject to adjustments for certain events outlined in the indenture governing the Debentures (the Indenture), including payment of dividends.
Shareholders’ Equity
The Company repurchased 4.8 and 4.9 shares of its common stock during the three and six months ended June 30, 2012 at an average price of $13.92 and $13.91 per share for a total of $67.7 and $68.6 under defined repurchase plans. Based upon timing of the transactions, $4.0 of shares repurchased had not settled as of June 30, 2012. These shares are excluded from outstanding shares at the end of the current quarter and will be settled in cash during the third quarter of 2012. As of June 30, 2012, the Company had the authority to repurchase an additional $94.1 of outstanding common shares pursuant to current authorizations. The Company also repurchased 0.4 shares at an average price of $14.47 for aggregate proceeds of $5.3 subsequent to June 30, 2012 through July 31, 2012. On July 26, 2012, the Company's Board of Directors approved an increase in remaining authorized share repurchases to $250.0 in the aggregate as of July 31, 2012.
Dividends
On May 8, 2012, the Company announced that its Board of Directors declared an initial quarterly cash dividend of $0.05. The initial quarterly cash dividend was paid on July 6, 2012 to all shareholders of record as of June 22, 2012. On July 26, 2012, the Company announced that its Board of Directors has declared a quarterly cash dividend of $0.05 to be paid on October 5, 2012 to all shareholders of record as of September 21, 2012. The Board expects that future cash dividends will be paid on a quarterly basis consistent with the initial cash dividend. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on the Company's future earnings, cash flow, financial condition, financial covenants and other relevant factors.

(5) INVESTMENT IN CELLULAR PARTNERSHIP
On July 1, 2011, the Company completed the sale of its 33.8% limited partnership interest in the Cincinnati SMSA Limited Partnership and its 45.0% limited partnership interest in the Cincinnati SMSA Tower Holdings LLC (collectively referred to as the "Cellular Partnerships") to AT&T. AT&T is the general and a limited partner of both Cincinnati SMSA Limited Partnership and Cincinnati SMSA Tower Holdings LLC with a partnership interest prior to Convergys' sale of its interests of approximately 66% and 53%, respectively. The Company received $320.0 in cash proceeds upon closing. The Company's interests in the Cellular Partnerships did not qualify as discontinued operations; therefore, the gain has been reported within income from continuing operations, and no reclassification of prior results has been made. The pre-tax gain on sale of its interests in the Cellular Partnerships was $265.0, or $171.8 net of tax.

Since the Cellular Partnerships were organized as limited partnerships, the partners are responsible for income taxes applicable to their share of taxable income generated by the Cellular Partnerships. The net income of the Cincinnati SMSA Limited Partnership reflected in the following table does not include any provision for income taxes incurred by the partners.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$—	$184.8	$—	$359.8
Income from operations	—	28.8	—	61.2
Net income	—	28.6	—	60.8
We accounted for our interest in the Cellular Partnerships under the equity method of accounting prior to the sale. The Company’s equity in earnings of equity method investees for the three and six months ended June 30, 2011, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Convergys’ equity in earnings of Cincinnati SMSA Limited Partnership	$—	$10.6	$—	$20.5
Convergys’ equity in earnings of Cincinnati SMSA Tower Holdings LLC	—	0.6	—	0.9
Transaction costs related to the sale of Convergys' interest in Cellular Partnerships	—	(1.2)	—	(1.2)
Total earnings from Cellular Partnerships, net	$—	$10.0	$—	$20.2

(6) EMPLOYEE BENEFIT PLANS
The Company sponsors a frozen defined benefit pension plan, which includes both a qualified and non-qualified portion, for eligible employees (the Cash Balance Plan) in North America. The Company recorded a liability of $90.7 and $97.1 as of June 30, 2012 and December 31, 2011, respectively, for the Cash Balance Plan. In addition, the Company sponsors an unfunded defined benefit plan for certain eligible employees in the Philippines. The Company recorded a liability of $18.1 and $14.9 as of June 30, 2012 and December 31, 2011, respectively, for the Philippines plan. Components of pension cost for these plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest cost on projected benefit obligation	$2.9	$3.0	$5.9	$6.0
Service cost	2.1	1.0	3.5	1.9
Curtailment benefit	(0.2)	—	(0.2)	—
Expected return on plan assets	(2.9)	(2.8)	(5.9)	(5.6)
Amortization and deferrals - net	2.8	1.7	5.6	3.5
Pension cost	$4.7	$2.9	$8.9	$5.8
The Company recognized a $0.2 curtailment benefit during the second quarter of 2012 related to the impact of the sale of the Information Management business. The Company contributed $10.8 to fund the Cash Balance Plan during the first six months of 2012.
The Company also sponsors a non-qualified, unfunded executive deferred compensation plan and a supplemental, non-qualified, unfunded plan for certain senior executive officers. Components of pension cost for the unfunded executive pension plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest cost on projected benefit obligation	$0.2	$0.3	$0.4	$0.7
Service cost	—	0.2	0.1	0.3
Curtailment benefit	(0.2)	—	(0.2)	(1.5)
Amortization and deferrals - net	(0.1)	—	(0.1)	—
Pension cost	$(0.1)	$0.5	$0.2	$(0.5)
Pension cost for the unfunded executive plans related to discontinued operations included in the table above was immaterial for the three and six months ended June 30, 2012 and 2011. The Company recognized a $0.2 curtailment benefit during the second quarter of 2012 related to the impact of the sale of the Information Management business and a $1.5 curtailment benefit during the first quarter of 2011 related to the resignation of a senior executive.
The Company maintains investments in certain securities, included within short-term investments in the Consolidated Balance Sheets, which are held in a grantor trust for the benefit of participants of the unfunded executive deferred compensation plan. This investment was made in securities reflecting the hypothetical investment balances of plan participants.

As of June 30, 2012, the Company maintained investment securities with a fair value of $19.2 classified as trading securities.
The Company sponsors postretirement health and life insurance plans for certain eligible employees. During the second quarter of 2012, the Company recognized a $3.8 curtailment benefit related to these plans as a result of the sale of the Information Management business. Further, during the second quarter of 2011, the Company amended certain components of the postretirement health and life insurance plans to reduce certain benefits. The plan amendments constitute negative amendments. As a result of the plan amendments, the accumulated postretirement benefit obligation decreased approximately $20, the impact of which will be recognized as a reduction to net periodic benefit cost over the remaining future service years of the active participants over a weighted-average period of approximately 3 years.

(7) RESTRUCTURING
2012 Restructuring
During the second quarter of 2012, the Company recorded severance-related restructuring charges of $7.6, consisting of $6.4 at Corporate and $1.2 at Customer Management, impacting approximately 100 professional employees. The $6.4 of restructuring charges at Corporate reflects the changes in the Company's executive team and realignment of Corporate overhead as a result of the sale of the Information Management business. These severance-related charges are expected to be substantially paid in cash by March 31, 2013 pursuant to the Company's severance policies. The total remaining liability under this severance-related restructuring plan, which is included within Payable and other current liabilities on the Company's Consolidated Balance Sheets was $7.6 as of June 30, 2012.
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
The total remaining liability under this severance-related restructuring plan, which is included within Payables and other current liabilities on the Company’s Consolidated Balance Sheets was $0.2 as of June 30, 2012 and December 31, 2011, respectively. This liability is expected to be fully settled by December 31, 2012.
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
The remaining severance liability under this plan, which is included within Payables and other current liabilities on the Company’s Consolidated Balance Sheets was $0.7 as of June 30, 2012 and $1.0 as of December 31, 2011. This liability is expected to be fully settled by December 31, 2012.
Facilities Restructuring
The Company's facilities restructuring reserves are equal to the estimated future costs associated with the facilities, net of proceeds from any probable future sublease agreements. The Company uses estimates, based on consultation with the Company’s real estate advisers, to determine the proceeds from any future sublease agreements. The Company continues to evaluate these estimates in recording the facilities abandonment charge.    The remaining liability for these facilities, which is included within Payables and other current liabilities on the Company’s Consolidated Balance Sheets was $0.2 as of June 30, 2012 and $0.5 as of December 31, 2011.

(8) STOCK-BASED COMPENSATION PLANS

The Company’s operating results for the three and six months ended June 30, 2012 included long-term incentive plan expense of $5.3 and $10.5, respectively, compared to $4.8 and $8.6, respectively, for the same periods in 2011. Long-term incentive plan expense included expense related to discontinued operations $0.6 and $1.4 for the three and six months ended June 30, 2012, respectively, and $0.7 and $1.2 for the three and six months ended June 30, 2011, respectively. Long-term incentive plan expense includes: (a) incentive plan expense that is paid in cash based on relative shareholder return and (b) stock compensation expense. Stock compensation expense for the three and six months ended June 30, 2012 was $5.4 and $10.6, respectively, compared to $4.7 and $8.4 for the same periods in 2011.
Stock Options
A summary of stock option activity for the six months ended June 30, 2012 is presented below:

Shares in Millions Except Per Share Amounts	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Fair Value at Date of Grant (per share)
Options outstanding at January 1, 2012	3.9	$23.90	2.1	$10.17
Options exercisable at January 1, 2012	3.2	$25.97	0.7	$9.15
Granted	0.7	12.79	9.6	3.43
Exercised	(0.5)	11.69
Forfeited	(2.0)	34.39
Options outstanding at June 30, 2012	2.1	$12.74	5.7	$4.20
Options exercisable at June 30, 2012	0.9	$12.04	1.4	$4.79
Approximately one-half of the stock options granted during 2012 vest in 2 years and the remaining vest in 3 years. The weighted average fair value at grant date of $3.43 per option granted included assumptions of a strike price of $12.79, a 30.74% implied volatility and an expected term of 4.5 years. These option grants resulted in stock compensation expense of $0.4 in the first six months of 2012.
Restricted Stock Awards
During the six months ended June 30, 2012 and 2011, the Company granted 1.5 shares and 1.4 shares, respectively, of restricted stock units. The weighted-average fair values of these grants were $12.93 and $13.78 per share, respectively. Included in these amounts were 0.6 shares and 0.5 shares, respectively, of performance-based restricted stock units granted at the fair value of $12.93 and $13.77 per share, respectively, equal to the Company’s share price at grant date, that vest upon the Company’s satisfaction of certain financial performance conditions. These grants provide for payout based upon the extent to which the Company achieves certain EBITDA targets, as determined by the Compensation and Benefits Committee of the Board of Directors, over a two-year period. Payout levels range from 50% to 200% of award shares earned. No payout can be earned if performance is below the minimum threshold level. Compensation cost related to these grants will be adjusted based upon expected performance as compared to defined targets.

The total compensation cost related to non-vested time-based and performance-based restricted stock units not yet recognized as of June 30, 2012 was approximately $14.6 and $6.3, respectively, which is expected to be recognized over a weighted average of 1.0 years and 0.7 years, respectively. Changes to non-vested time-based and performance-based restricted stock and restricted stock units for the six months ended June 30, 2012 were as follows:
Time-based Restricted Stock Units

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2011	2.1	$11.72
Granted	0.9	12.93
Vested	(1.0)	10.22
Forfeited	(0.2)	13.01
Non-vested at June 30, 2012	1.8	$12.93

Performance and Market-based Restricted Stock Units

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2011	1.8	$10.31
Granted	0.6	12.93
Vested	(0.9)	9.14
Forfeited	(0.3)	10.41
Non-vested at June 30, 2012	1.2	$12.67

(9) DEBT AND CAPITAL LEASE OBLIGATIONS
Debt and capital lease obligations consist of the following:

	June 30, 2012	December 31, 2011
Revolving credit facilities	$—	$—
2029 Convertible Debentures	57.9	57.5
Capital Lease Obligations	2.6	58.5
Accounts Receivable Securitization	—	—
Other	0.2	11.1
Total debt	60.7	127.1
Less current maturities	0.8	6.2
Long-term debt	$59.9	$120.9
Prior to the second quarter of 2012, the Company leased an office complex in Orlando, Florida, under a five year agreement that began on June 30, 2010. In the second quarter of 2012, the Company exercised its option to purchase its leased office facility by discharging the related lease financing obligation in the aggregate principal amount of $55.0. Total capital lease obligations subsequent to the purchase were $2.6 at June 30, 2012 compared to $58.5 at December 31, 2011.
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
Convergys has two borrowing options available under the 2011 Credit Facility: (i) a competitive advance option which will be provided on an uncommitted competitive advance basis through an auction mechanism and (ii) a revolving credit option which will be provided on a committed basis. Under each option, amounts borrowed and repaid may be re-borrowed subject to availability. Borrowings under the 2011 Credit Facility bear interest at one of the rates described in the 2011 Credit Facility. The 2011 Credit Facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratios (as defined in the 2011 Credit Facility). The Company’s interest coverage ratio, defined as the ratio of EBITDA to consolidated interest expense, cannot be less than 4.00 to 1.00 as determined on a rolling four quarter basis. The Company’s debt-to-EBITDA ratio cannot be greater than 3.00 to 1.00 until December 31, 2012 and 2.75 to 1.00 after December 31, 2012. The 2011 Credit Facility also contains customary representations and warranties. In the event of a default, the lenders may terminate the commitments and declare the amounts outstanding, and all accrued interest, immediately due and payable. The maturity date of the 2011 Credit Facility is March 11, 2015 except that, upon the satisfaction of certain conditions, Convergys may extend the maturity date by one year twice during the term. Convergys will pay an annual facility fee regardless of utilization. At June 30, 2012, the facility was undrawn. The Company was in compliance with all covenants at June 30, 2012.
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
The 2029 Convertible Debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares of the Company’s common stock per one thousand dollars in principal amount of Debentures. Upon conversion, the Company will pay cash up to the aggregate principal amount of the converted 2029 Convertible Debentures and settle the remainder of the conversion value of the Debentures in cash or stock at the Company’s option. The conversion rate will be subject to adjustment for certain events outlined in the indenture governing the Debentures (the Indenture), including payment of dividends. The conversion rate will increase for a holder who elects to convert this Debenture in connection with certain share exchanges, mergers or consolidations involving the Company, as described in the Indenture. The 2029 Convertible Debentures, which pay a fixed rate of interest semi-annually, have a contingent interest component that will require the Company to pay interest based on the trading price of the Debentures exceeding a specified threshold at specified times, commencing on September 15, 2019, as outlined in the Indenture. The maximum amount of contingent interest that will accrue is 0.75% per annum of the average trading price of the Debentures during the periods specified in the Indenture. The fair value of this embedded derivative was not significant at June 30, 2012 or December 31, 2011.
During 2009, the Company entered into a $125.0 asset securitization facility collateralized by accounts receivables of certain of its subsidiaries, of which $50.0 was scheduled to expire in June 2010 and $75.0 expires in June 2012. The $50.0 that was scheduled to expire in June 2010 was extended through June 2011. During June 2011, the Company renegotiated the terms of the agreement, increasing the purchase limit to $150.0 and extending the terms to June 2014. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. As of June 30, 2012 and December 31, 2011, the facility was undrawn.
Other debt of $0.2 and $11.1 at June 30, 2012 and December 31, 2011, respectively, consisted of miscellaneous domestic and international borrowings.
At June 30, 2012, future minimum payments of the Company’s debt arrangements are as follows:

Remainder of 2012 and 2013	$2.0
2014	0.6
2015	0.2
2016	—
2017	—
Thereafter	125.0
Total	$127.8

(10) COMMITMENTS AND CONTINGENCIES
Commitments
At June 30, 2012, the Company had outstanding letters of credit of $26.0 and other bond obligations of $1.8 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material. The Company also has purchase commitments with telecommunications providers of $7.1 for the remainder of 2012.
At June 30, 2012, the Company had outstanding performance bond obligations of $30.0 related to performance and payment guarantees for the Company’s former HR Management line of business. Subsequent to completion of the sale of the HR Management business, the Company continues to be responsible for these bond obligations. As part of the gain on disposition the Company recognized a liability equal to the present value of probability weighted cash flows of potential outcomes, a Level 3 fair value measurement. Although the buyer is obligated to indemnify the Company for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of June 30, 2012, the Company maintains a liability of $1.0 for these obligations.
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
In November 2011, one of the Company's call center clients tendered a contractual indemnity claim to Convergys Customer Management Group, Inc., a subsidiary of the Company, relating to a putative class action captioned Brandon Wheelock, individually and on behalf of a class and subclass of similarly situated individuals, v. Hyundai Motor America, Orange County Superior Court, California, Case No. 30-2011-00522293-CU-BT-CJC. The lawsuit alleges that Hyundai Motor America violated California's telephone recording laws by recording telephone calls with customer service representatives without providing a disclosure that the calls might be recorded. Plaintiff is seeking, among other things, an order certifying the suit as a California class action, statutory damages, payment of attorneys' fees and pre- and post-judgment interest. Convergys Customer Management Group, Inc. is not named as a defendant in the lawsuit and has not agreed to indemnify Hyundai. On March 5, 2012, the court sustained a demurrer filed by Hyundai to one of Plaintiff's causes of action, but overruled the demurrer as to Plaintiff's other cause of action. On March 15, 2012, Plaintiff filed an amended complaint. Hyundai answered the amended complaint on April 16, 2012, by generally denying the allegations and asserting certain affirmative defenses. On May 7, 2012, Hyundai filed a motion for summary judgment based on Hyundai's claim that an exemption under the California recording laws was intended to exempt the type of recording done by Hyundai's call centers. The Court scheduled a hearing on October 18, 2012 to consider Hyundai's motion for summary judgment.
Given the early stage of this matter, the fact that Convergys Customer Management Group, Inc., is not named as a defendant in the lawsuit, and the fact that there has been no determination as to whether Convergys Customer Management Group, Inc., will be required to indemnify Hyundai, the likelihood of losses that may become payable under such claims, the amount of potential losses associated with such claims, and whether such losses may be material cannot be determined or estimated at this time. The Company has therefore not established a reserve with respect to this matter. The Company believes Convergys Customer Management Group, Inc., has meritorious defenses to Hyundai's demand for indemnification and also believes there are meritorious defenses to Plaintiff's claims in the lawsuit.

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
At June 30, 2012 and December 31, 2011, the Company had foreign currency forward contracts measured at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during the six months ended June 30, 2012 and 2011. The assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Foreign currency forward contracts (asset position)	$24.8	$—	$24.8	$—
Foreign currency forward contracts (liability position)	$16.5	$—	$16.5	$—

	December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Foreign currency forward contracts (asset position)	$16.9	$—	$16.9	$—
Foreign currency forward contracts (liability position)	$19.3	$—	$19.3	$—

The Company also had investment securities held in a grantor trust for the benefit of participants of the executive deferred compensation plan measured at fair value at June 30, 2012 and December 31, 2011. The fair value of these instruments was measured using the quoted prices in active markets for identical assets (Level 1). The assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$13.2	$13.2	$—	$—
Convergys common stock	4.7	4.7	—	—
Money market accounts	1.3	1.3	—	—
Total	$19.2	$19.2	$—	$—

	December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$15.9	$15.9	$—	$—
Convergys common stock	5.1	5.1	—	—
Money market accounts	1.7	1.7	—	—
Total	$22.7	$22.7	$—	$—
At June 30, 2012, the Company held time deposits with maturities greater than 90 days and less than 180 days measured at fair value. The fair value of these instruments was measured using the quoted prices in active markets for identical assets (Level 1). The assets measured at fair value on a recurring basis as of June 30, 2012 were as follows:

	June 30, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short Term Investments:
Cash Time Deposits	$19.0	$19.0	$—	$—
Total	$19.0	$19.0	$—	$—

Fair values of cash equivalents and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. The fair value of short-term debt approximates its recorded value because of its short-term nature. Based on quoted market prices at June 30, 2012, the fair value of the $125.0 of the Company’s 2029 Convertible Debentures is $175.9.

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
The Company serves many of its U.S.-based clients using contact center capacity in the Philippines, India, Canada and Colombia. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR), Canadian dollars (CAD) or Colombian pesos (COP), which represents a foreign exchange exposure. Beginning in 2011, the Company entered into a contract with a client priced in Australian dollars (AUD). The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward exchange contracts and options with several financial institutions to acquire a total of PHP 16,551.5 at a fixed price of $365.6 at various dates through December 2014, INR 8,219.1 at a fixed price of $157.2 at various dates through June 2015, CAD 6.0 at a fixed price of $5.7 at various dates through December 2012 and COP 23,400.0 at a fixed price of $11.9 at various dates through December 2013, and to sell a total of AUD 24.6 at a fixed price of $25.3 at various dates through June 2013. These instruments mature within the next 36 months and had a notional value of $565.7 at June 30, 2012 and $619.8 at December 31, 2011. The derivative instruments discussed above are designated and effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	June 30, 2012	December 31, 2011
Forward exchange contracts and options designated as hedging instruments:
Included within other current assets	$17.5	$13.0
Included within other non-current assets	6.8	3.9
Included within other current liabilities	8.6	11.2
Included within other long-term liabilities	7.9	8.1
The Company recorded deferred tax expense of $3.1 and deferred tax benefit of $1.0 related to these derivatives at June 30, 2012 and December 31, 2011, respectively. A total of $4.7 of deferred gains and $1.5 of deferred losses, net of tax, related to these cash flow hedges at June 30, 2012 and December 31, 2011, respectively, were included in accumulated other comprehensive loss (OCL). As of June 30, 2012, deferred gains of $8.9 ($5.5 net of tax), on derivative instruments included in accumulated OCL are expected to be reclassified into earnings during the next twelve months. The following table provides the effect of these derivative instruments on the Company’s Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011:

	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Three Months Ended June 30, 2012
Foreign exchange contracts	$(0.1)	$3.5	- Cost of providing services and products sold and Selling, general and administrative
Six Months Ended June 30, 2012
Foreign exchange contracts	$16.0	$5.8	- Cost of providing services and products sold and Selling, general and administrative
Three Months Ended June 30, 2011
Foreign exchange contracts	$1.5	$3.9	- Cost of providing services and products sold and Selling, general and administrative
Six Months Ended June 30, 2011
Foreign exchange contracts	$0.7	$6.1	- Cost of providing services and products sold and Selling, general and administrative

The amount recognized related to the ineffective portion of the derivative instruments was not material for the six months ended June 30, 2012.
The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. During the six months ended June 30, 2012, the Company recorded a net gain of $1.0 compared to a net loss of $0.5 for the same period in 2011, related to changes in fair value of these derivative instruments not designated as hedges. The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income, net in the accompanying Consolidated Statements of Income. The fair value of these derivative instruments not designated as hedges at June 30, 2012 was not material to the Company’s Consolidated Balance Sheet.
A few of the Company’s counterparty agreements related to derivative instruments contain provisions that require that the Company maintain collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments in liability position on June 30, 2012 is $16.5 for which the Company has posted no collateral. Future downgrades in the Company’s credit ratings and/or changes in the foreign currency markets could result in collateral being provided to counterparties.
Short Term Investments
In December 2011, the Company made investments in certain securities, included within short-term investments in the Consolidated Balance Sheets, which are held in a grantor trust for the benefit of participants of the executive deferred compensation plan, which was frozen during the fourth quarter of 2011. This investment was made in securities reflecting the hypothetical investment balances of plan participants. As of June 30, 2012, the Company maintained investment securities with a fair value of $19.2 classified as trading securities. The investment securities include exchange-traded mutual funds, common stock of the Company and money market accounts. These securities are carried at fair value, with gains and losses, both realized and unrealized, reported in other income (expense), net in the Consolidated Statements of Income. The cost of securities sold is based upon the specific identification method. Interest and dividends on securities classified as trading are included in other income (expense), net.
Additionally, during the second quarter of 2012, the Company made investments in time deposits with maturities greater than 90 days and less than 180 days, included within short-term investments in the Consolidated Balance Sheets. As of June 30, 2012, the fair value of these short-term time deposits was $19.0.

(13) INCOME TAXES
The liability for unrecognized tax benefits was $58.9 and $112.3 at June 30, 2012 and December 31, 2011, respectively, and is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. The decline from December 31, 2011 to June 30, 2012 is primarily due to the effective settlement of audits and the sale of the Information Management business. The total amount of unrecognized tax benefits that would affect income tax expense if recognized in the Consolidated Financial Statements is $46.3. This amount includes interest and penalties of $17.8. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between approximately $3 and $10 in the next twelve months; however, actual developments in this area could differ from those currently expected.

The effective tax rate on net income from continuing operations was 16.4% and 13.6% for the three and six months ended June 30, 2012, respectively, compared to 25.7% and 26.1% in the same periods last year. The lower tax rates for the three and six months ended June 30, 2012 is primarily due to a shift in the geographic mix of worldwide income and certain discrete items that were recorded in the second quarter of 2012.

(14) GOODWILL AND OTHER INTANGIBLE AND LONG-LIVED ASSETS
Goodwill
Goodwill decreased to $575.3 at June 30, 2012 from $621.5 at December 31, 2011 due to a $46.0 goodwill impairment charge recorded within the asset impairment caption in the accompanying Consolidated Statements of Income.
The Company tests goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Goodwill impairment testing is performed at the reporting unit level, one level below the business segment. The Company's three reporting units prior to the sale of Information Management were CM Live Agents, CM Customer Interaction Technology (CIT) and Information Management. The impairment test for goodwill involves a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the second step requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Fair value of the reporting units is determined using a combination of the market approach and the income approach. Under the market approach, fair value is based on actual stock price or transaction prices of comparable companies. Under the income approach, value is dependent on the present value of net cash flows to be derived from the ownership.
Completion of the sale of the Information Management business qualified as a triggering event for an interim assessment of goodwill impairment for the Company's Information Management and CIT reporting units. Based upon the purchase price for the Information Management business, the triggering event did not indicate an impairment of the Information Management reporting unit.
The sale of the Information Management business will impact the sale of certain products developed by the CIT reporting unit and co-marketed by CIT and the Information Management business. Due in part to this transition, the fair value of the CIT reporting unit was determined to be less than its carrying value. The conclusion of step two of the impairment analysis resulted in the impairment of the entire $46.0 goodwill balance of this reporting unit. The Company, therefore, recorded a $46.0 ($44.4 net of tax) goodwill impairment charge, included within operating income, for the three months ended June 30, 2012. Fair value was determined based on a discounted cash flow analysis which contains significant unobservable inputs that fall within Level 3 of the fair value hierarchy under U.S. GAAP.

Intangible Assets
Intangible assets (including software and customer relationships) decreased to $38.7 at June 30, 2012 from $44.8 at December 31, 2011, principally due to amortization. As of June 30, 2012, the Company’s total identifiable intangible assets, acquired primarily through business combinations, consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$41.3	$(24.2)	$17.1
Trademarks	10.0	(9.8)	0.2
Customer relationships and other intangibles	119.6	(98.2)	21.4
Total	$170.9	$(132.2)	$38.7
The intangible assets are being amortized using the following amortizable lives: 5 to 8 years for software, 4 years for trademarks, and 7 to 12 years for customer relationships and other intangibles. The remaining weighted average depreciation period for software is 4 years. The remaining weighted average amortization period for trademarks, customer relationships and other intangibles is 6.5 years. Amortization of software is included within depreciation expense as the underlying assets are classified within property, plant and equipment.
Trademarks, customer relationships, and other intangibles amortization expense was $3.7 and $3.7 for the six months ended June 30, 2012 and 2011, respectively, and is estimated to be approximately $5.0 for the year ended December 31, 2012. The related estimated expense for the five subsequent years ended December 31 is as follows:

2013	$4.7
2014	2.9
2015	2.5
2016	1.9
2017	1.9
Thereafter	5.0

Long-Lived Assets
The Company evaluates its property, plant and equipment when events or circumstances indicate a possible inability to recover their carrying amounts. During the second quarter of 2012, the Company committed to a plan to sell its Corporate office facilities in Cincinnati, Ohio. At June 30, 2012, the property met the "Held-for-Sale" criteria set forth in U.S. GAAP, resulting in classification of $30.3 of property, plant and equipment as held-for-sale; the book value was adjusted to its fair value less costs to sell, resulting in an impairment charge of $42.6 ($27.0 after tax) recorded within the asset impairment caption in the accompanying Consolidated Statements of Income. Fair value was determined based on discounted cash flow analysis which contains significant unobservable inputs that fall within Level 3 of the fair value hierarchy under U.S. GAAP.

(15) PAYABLES AND OTHER CURRENT LIABILITIES

	At June 30, 2012	At December 31, 2011
Accounts payable	$36.8	$41.9
Accrued income and other taxes	59.7	42.0
Accrued payroll-related expenses	102.8	102.0
Derivative liabilities	8.6	11.2
Accrued expenses	88.0	66.0
Deferred revenue and government grants	31.3	46.3
Restructuring and exit costs	8.7	1.8
	$335.9	$311.2

(16) BUSINESS SEGMENT INFORMATION
As discussed in Note 1, prior to the first quarter of 2012, the Company had two reportable segments: (i) Customer Management, which provides agent-assisted services, self-service, and intelligent technology care solutions; and (ii) Information Management, which provides business support system (BSS) solutions. In connection with the sale of the Information Management line of business, the Company reorganized its reportable segments into one segment, Customer Management. This is consistent with the Company's management of the business and reflects its internal financial reporting structure and operating focus.
The Company does not allocate activities below the operating income level to its reported segment. The Company’s business segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Customer Management	$488.2	$469.6	$985.7	$928.1
Corporate and Other	2.9	5.0	2.9	11.3
	$491.1	$474.6	$988.6	$939.4
Depreciation:
Customer Management	$17.1	$14.7	$34.0	$29.6
Corporate and Other(3)	3.4	4.0	6.8	8.0
	$20.5	$18.7	$40.8	$37.6
Amortization:
Customer Management	$1.8	$1.8	$3.7	$3.7
	$1.8	$1.8	$3.7	$3.7
Restructuring
Customer Management	$1.2	$—	$1.2	$—
Corporate and Other	6.4	—	6.4	—
	$7.6	$—	$7.6	$—
Asset Impairment:
Customer Management	$46.0	$—	$46.0	$—
Corporate and Other	42.6	—	42.6	—
	$88.6	$—	$88.6	$—
Operating Income (Loss):
Customer Management	$(6.6)	$37.3	$32.5	$69.5
Corporate and Other(1)	(53.9)	(10.9)	(64.0)	(18.4)
	$(60.5)	$26.4	$(31.5)	$51.1
Capital Expenditures:(2)
Customer Management	$15.1	$13.2	$27.7	$24.6
Corporate and Other(3)	8.7	3.2	13.1	5.7
	$23.8	$16.4	$40.8	$30.3

(1)
Includes costs previously allocated to the Information Management line of business that did not meet the criteria for presentation within discontinued operations of $2.8 and $8.8 for the three and six months ended June 30, 2012, respectively, compared to $5.9 and $11.5 for the same periods in the prior year and a $1.5 benefit associated with the Supplemental Executive Retirement Plan (SERP) curtailment for the six months ended June 30, 2011.

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

Operations and Structure
Prior to the first quarter of 2012, we had two reportable segments, Customer Management and Information Management. In March 2012, we signed a definitive agreement to sell the Information Management line of business to NEC Corporation for $449.0 in cash. The sale closed in May 2012, for which we received $456.4 in cash, including $10.9 for working capital adjustments. The Company expects to receive an additional $4.2 in cash currently held in escrow. As a result of the sale of the Information Management business, the operating results and assets and liabilities related to Information Management have been reflected as discontinued operations for all periods presented. The total gain of the sale of the Information Management business amounted to $102.0 pretax and $16.8, net of taxes, through June 30, 2012, subject to final working capital adjustments.

In January 2011, we completed the sale of our Finance and Accounting Outsourcing line of business (F&A) for $10.0. The gain on the sale amounted to $7.0 pretax, recorded within Other income, net in the Consolidated Statements of Income, and $4.3 after tax. The gain on the sale included the elimination of $2.6 of goodwill and other intangible assets. The results of operations of F&A and the sale of F&A are not material to the Company’s results of operations or financial condition, and therefore, are not reflected as discontinued operations for the periods presented.

As a result of the change in classification of the Information Management business to discontinued operations, we maintain one reporting segment; Customer Management. We will continue to report certain transactions within Corporate and Other, including costs historically allocated to the Information Management business that did not meet the criteria for discontinued operations, executive compensation and other costs. Segment information for previous periods has been reclassified to conform to the current segment reporting structure.

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

Agent-related revenues, which account for more than 90% of Customer Management revenues for the six months ended June 30, 2012, are typically recognized as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. In a limited number of engagements where the client pays a fixed fee, we recognize revenues based on the specific facts and circumstances of the engagement, either using the proportional performance method or recognizing the entire amount upon final completion of the engagement. Customer Management's remaining revenues are derived from the sale of premise-based and hosted automated self-care and technology solutions. License, professional and consulting and maintenance and software support services revenues from the sale of these advanced speech recognition solutions are recognized pursuant to authoritative guidance for software revenue recognition.

We present revenue for our Customer Management segment in four verticals: Communications, Technology, Financial Services, and Other. We designate each of our clients into one of these verticals based upon the client's primary business industry. The Other vertical consists of revenue from clients outside of Customer Management’s three largest verticals.

Additional Information
The Company files annual, quarterly and current reports and proxy statements with the SEC. These filings are available to the public over the Internet on the SEC’s website at http://www.sec.gov and on the Company’s website at http://

www.convergys.com. You may also read and copy any document we file with the SEC at its public reference facilities in Washington, D.C. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. You can also inspect reports, proxy statements and other information about Convergys at the offices of the NYSE Euronext, 11 Wall Street, New York, New York 10005.

FORWARD-LOOKING STATEMENTS
This report contains statements, estimates, or projections that constitute "forward-looking statements" as defined under U.S. federal securities laws. In some cases, one can identify forward looking statements by terminology such as "will," "expect," "estimate," "think," "forecast," "guidance, "outlook," "plan," "lead," "project" or other comparable terminology. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks include, but are not limited to: (i) the loss of a significant client or significant business from a client; (ii) the future financial performance of major industries that we serve; (iii) our inability to protect personally identifiable data against unauthorized access or unintended release; (iv) our inability to maintain and upgrade our technology and network equipment in a timely manner; (v) international business and political risks, including economic weakness and operational disruption as a result of natural events, political unrest, war, terrorist attacks or other civil disruption; (vi) the failure to meet expectations regarding the accounting and tax treatments of the Information Management transaction; (vii) higher than expected costs of replacing services provided by the Information Management business to the rest of Convergys' businesses; (viii) higher than expected costs of providing transition services and other support to the Information Management business and (ix) those factors contained in our periodic reports filed with the SEC, including in the "Risk Factors" section of our most recent Annual Report on Form 10-K . The forward-looking information in this document is given as of the date of the particular statement and we assume no duty to update this information. Our filings and other important information are also available on the investor relations page of our web site at www.convergys.com

RESULTS OF OPERATIONS
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
In order to assess the underlying operational performance of the continuing operations of the business, we provide non-GAAP financial measures in the tables below that exclude the following: 1) asset impairment charges of $88.6 for the three and six months ended June 30, 2012, including $46.0 for impairment of goodwill of the CIT reporting unit and $42.6 for impairment of facilities classified as held for sale as discussed in Note 14 of the Notes to Consolidated Financial Statements; 2) Corporate restructuring charges resulting from the sale of the Information Management business of $6.4 for the three and six months ended June 30, 2012 as discussed in Note 7 of the Notes to Consolidated Financial Statements; 3) pension and other post employment benefit plan curtailment benefit of $2.7 for the three and six months ended June 30, 2012, including $4.1 of curtailment credits from pension and other post employment benefit plans as discussed in Note 6 of the Notes to Consolidated Financial Statements and $1.4 of post-retirement benefit costs related to changes in the executive management team; 4) certain costs previously allocated to the Information Management business that are now included in continuing operations as discussed above and in more detail in Note 3 of the Notes to Consolidated Financial Statements (these costs were $2.8 and $5.9 for the three months ended June 30, 2012 and 2011, respectively, and $8.8 and $11.5 for the six months ended June 30, 2012 and 2011, respectively); 5) the gain on the sale of the Finance and Accounting outsourcing line of business of $7.0, for the six months ended June 30, 2011, reported within other income; 6) incremental interest expense of $1.1 related to the purchase of the Orlando facility for the three and six months ended June 30, 2012 and 2011, respectively; and 7) for comparability to current period results, income from our investment in the Cellular Partnerships of $10.0 and $20.2 for the three and six months ended June 30, 2011, respectively.
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
Net charges on a per share basis include an adjustment to Diluted EPS utilizing diluted shares outstanding of 119.0 and 119.4 for the three and six months ended June 30, 2012, respectively. We recorded a net loss from continuing operations under

U.S. GAAP; therefore, shares outstanding utilized to calculate diluted EPS from continuing operations are equivalent to basic shares outstanding. Shares outstanding utilized to calculate Adjusted Diluted EPS from continuing operations reflect the number of diluted shares we would have reported if reporting net income from continuing operations under U.S. GAAP.
Management uses adjusted EBITDA to monitor and evaluate the performance of the business and believes the presentation of these measures will enhance investors’ ability to analyze trends in the business and evaluate the our underlying performance relative to other companies in the industry. Adjusted EBITDA should not be considered in isolation or as a substitute for income from continuing operations, net of tax, or other income statement data prepared in accordance with GAAP and our presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. Management uses both the non-GAAP measure, adjusted EBITDA, and the GAAP measure, income from continuing operations, net of tax, in its evaluation of underlying performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above. This non-GAAP measure should be considered supplemental in nature and should not be construed as being more important than comparable GAAP measures.

CUSTOMER MANAGEMENT RESULTS

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	%	2012	2011	Change	%
Revenues:
Communications	$295.2	$276.2	$19.0	7	$590.4	$543.8	$46.6	9
Technology	42.6	45.6	(3.0)	(7)	84.4	87.5	(3.1)	(4)
Financial services	52.5	54.9	(2.4)	(4)	105.1	109.5	(4.4)	(4)
Other	97.9	92.9	5.0	5	205.8	187.3	18.5	10
Total revenues	488.2	469.6	18.6	4	985.7	928.1	57.6	6
Cost of providing services and products sold	314.7	301.8	12.9	4	633.1	593.3	39.8	7
Selling, general and administrative	111.5	110.4	1.1	1	228.8	224.5	4.3	2
Research and development costs	2.5	3.6	(1.1)	(31)	6.4	7.5	(1.1)	(15)
Depreciation	17.1	14.7	2.4	16	34.0	29.6	4.4	15
Amortization	1.8	1.8	—	—	3.7	3.7	—	—
Restructuring	1.2	—	1.2	NM	1.2	—	1.2	NM
Asset impairment	46.0	—	46.0	NM	46.0	—	46.0	NM
Total costs and expenses	494.8	432.3	62.5	14	953.2	858.6	94.6	11
Operating (Loss) Income as reported under U.S. GAAP	(6.6)	37.3	(43.9)	(118)	32.5	69.5	(37.0)	(53)

Asset impairment	46.0	—			46.0	—
Adjusted Operating Income (a non-GAAP measure)	39.4	37.3	2.1	6	78.5	69.5	9.0	13

Depreciation and Amortization	18.9	16.5	2.4		37.7	33.3	4.4
Adjusted EBITDA	58.3	53.8	4.5	8	116.2	102.8	13.4	13

Operating Margin	NM	7.9%			3.3%	7.5%
Adjusted Operating Margin	8.1%	7.9%			8.0%	7.5%
Adjusted EBITDA Margin	11.9%	11.5%			11.8%	11.1%
Three Months Ended June 30, 2012 versus Three Months Ended June 30, 2011
Revenues
Customer Management revenues for the second quarter of 2012 were $488.2, a 4% increase from the second quarter of 2011. Revenues from the communications vertical increased 7% from the second quarter of 2011 due to volume increases with several large clients. Revenues from the technology vertical decreased 7% from the second quarter of 2011 due to program completions with one client partially offset by volume increases from other existing clients. Revenues from the financial services vertical decreased 4% from the second quarter of 2011, primarily reflecting volume reductions and program completions, including client migrations from legacy technology offerings, partially offset by revenue from a new client. Other revenues, which are comprised of clients outside of Customer Management’s three largest verticals, increased 5% from the second quarter of 2011. This increase is attributable to volume increases and new programs with existing clients.
Operating Costs and Expenses
Customer Management total operating costs and expenses of $494.8 increased 14% from the second quarter 2011 costs of $432.3. Second quarter 2012 costs include $46.0 of non-cash goodwill impairment charge in the Customer Interaction Technology reporting unit. Customer Management cost of providing services and products sold during the second quarter of 2012 increased 4% to $314.7 from the second quarter of 2011. As a percentage of revenues, cost of providing services and products sold was 64.5%, compared to 64.3% in the prior year period. Selling, general and administrative expenses of $111.5 in the second quarter of 2012 increased 1% as compared to $110.4 during the same period in 2011. As previously discussed, prior year selling, general and administrative costs include a net benefit of approximately $5 for insurance recoveries in excess of costs incurred. As a percentage of revenues, selling, general and administrative expense was 22.8%, compared to 23.5% in the prior year, reflecting cost reduction actions previously taken and continued efforts to control costs. Customer Management depreciation expense of $17.1 increased $2.4 from the prior year quarter reflecting an increase in capital expenditures related to increased capacity. As noted under the "Restructuring Charges" heading, we recorded a restructuring charge of $1.2 during the second quarter of 2012 largely to reduce headcount and align resources to future business needs.
Operating Income
As a result of the factors above, Customer Management second quarter 2012 operating loss was $6.6, compared to operating income and margin of $37.3 and 7.9%, respectively, in the second quarter of 2011. Excluding the $46.0 of non-cash goodwill impairment charges, operating income and operating margin increased to $39.4, or 8.1% from $37.3, or 7.9%.

Six Months Ended June 30, 2012 versus Six Months Ended June 30, 2011
Revenues
Customer Management revenues for the first half of 2012 were $985.7, a 6% increase from the first half of 2011. Revenues from the communications vertical increased 9% from the first half of 2011 reflecting higher volumes from several large clients. Revenues from the technology vertical decreased 4% from the first half of 2011 primarily due to volume reductions and program completions partially offset by volume increases with new and existing clients. Revenue from the financial services vertical decreased 4% from the first half of 2011 primarily reflecting volume reductions and program completions, including client migrations from legacy technology offerings, partially offset by revenue from a new client. Other revenues which are comprised of clients outside of Customer Management's three larges verticals, increased 10% from the first half of 2011. This increase is attributable to volume increases and new programs with existing clients.

Operating Costs and Expenses
Customer Management total operating costs and expenses of $953.2 increased 11% from the first half of 2011 costs of $858.6. Current period costs include $46.0 of non-cash goodwill impairment charge in the Customer Interaction Technology (CIT) reporting unit. Customer Management cost of providing services and products sold during the first half of 2012 increased 7% to $633.1 from the first half of 2011. As a percentage of revenues, cost of providing services and products sold was 64.2% compared to 63.9% in the prior year period. Selling, general and administrative expenses of $228.8 in the first half of 2012 increased 2% as compared to $224.5 in the prior period. As previously discussed, prior year selling, general and administrative costs include a net benefit of approximately $5 for insurance recoveries in excess of costs incurred. As a percentage of revenues, selling, general and administrative expense was 23.2% as compared to 24.2% in the prior year, reflecting cost reduction actions previously taken and continued efforts to control costs. Customer Management depreciation expense of $34.0 increased $4.4 from the prior year due to an increase in capital expenditures related to increased capacity. As noted under the "Restructuring Charges" heading, we recorded a restructuring charge of $1.2 during the second quarter of 2012 largely to reduce headcount and align resources to future business needs.

Operating Income
As a result of the above, Customer Management first half of 2012 operating income and margin were $32.5 and 3.3%, respectively, compared to $69.5 and 7.5%, respectively, in the first half of 2011. Excluding the $46.0 of non-cash goodwill impairment charges, operating income and operating margin increased to $78.5, or 8.0% from $69.5, or 7.5%.

Customer Management EBITDA
We define Customer Management Adjusted EBITDA as operating income excluding the asset impairment charge related to the CIT reporting unit goodwill and before depreciation and amortization. On a segment basis, operating income is the most closely related GAAP measure to the non-GAAP measure adjusted EBITDA. Customer Management Adjusted EBITDA for the three and six months ended June 30, 2012 was $58.3 and $116.2, respectively, compared with $53.8 and $102.8 respectively, in the prior year periods.

CONSOLIDATED CONVERGYS RESULTS

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012	2011	Change	%	2012	2011	Change	%
Revenue:
Customer Management	$488.2	$469.6	$18.6	4	$985.7	$928.1	$57.6	6
Corporate and Other	2.9	5.0	$(2.1)	(42)	2.9	11.3	(8.4)	(74)
Total Revenues	491.1	474.6	$16.5	3	988.6	939.4	49.2	5
Operating Costs:
Cost of providing services and products sold	316.5	304.5	12.0	4	634.2	600.1	34.1	6
Selling, general and administrative	114.1	119.6	(5.5)	(5)	238.8	239.4	(0.6)	—
Research and development costs	2.5	3.6	(1.1)	(31)	6.4	7.5	(1.1)	(15)
Depreciation	20.5	18.7	1.8	10	40.8	37.6	3.2	9
Amortization	1.8	1.8	—	NM	3.7	3.7	—	NM
Restructuring	7.6	—	7.6	NM	7.6	—	7.6	NM
Asset impairment	88.6	—	88.6	NM	88.6	—	88.6	NM
Total costs and expenses	551.6	448.2	103.4	23	1,020.1	888.3	131.8	15
Operating (Loss) Income	(60.5)	26.4	(86.9)	NM	(31.5)	51.1	(82.6)	NM

Corporate Restructuring	6.4	—			6.4	—
Asset impairment	88.6	—			88.6	—
Pension and other post employment benefit plan curtailment benefit	(2.7)	—			(2.7)	—
Information Management costs not qualifying as discontinued operations	2.8	5.9			8.8	11.5
Adjusted Operating Income (a non-GAAP measure)	34.6	32.3	2.3	7	69.6	62.6	7.0	11

Earnings from Cellular Partnerships, net	—	10.0	(10.0)	NM	—	20.2	(20.2)	NM
Other Income, net	0.7	0.2	0.5	NM	2.1	7.8	(5.7)	(73)
Interest Expense	(4.4)	(4.3)	(0.1)	2	(8.0)	(8.9)	0.9	(10)
(Loss) Income before Income Taxes	(64.2)	32.3	(96.5)	NM	(37.4)	70.2	(107.6)	NM
Income Tax (Benefit) Expense	(10.5)	8.3	(18.8)	NM	(5.1)	18.3	(23.4)	NM
(Loss) Income from Continuing Operations, net of tax	(53.7)	24.0	(77.7)	NM	(32.3)	51.9	(84.2)	NM
Total operating charges from above, net of tax	75.5	3.7	71.8	NM	80.3	8.2	72.1	NM
Earnings from Cellular Partnerships of $10.0 and $20.2 for the three and six months ended June 30, 2011, respectively, net of tax	—	(6.5)	6.5	NM	—	(13.1)	13.1	NM
Gain on sale of F&A line of business of $7.0 for the six months ended June 30, 2011, net of tax	—	—	—	NM	—	(4.3)	4.3	NM
Debt reduction costs of $1.1 for the three and six months ended June 30, 2012, net of tax	0.7	—	0.7	NM	0.7	—	0.7	NM

Adjusted Income from Continuing Operations, net of tax (a non-GAAP measure)	22.5	21.2	1.3	6	48.7	42.7	6.0	14

Income from Discontinued Operations, net of tax expense of $49.7 and $4.0 for the three months ended June 30, 2012 and 2011, respectively, and $52.7 and $9.3 for the six months ended June 30, 2012 and 2011, respectively	68.3	7.7	60.6	NM	73.0	14.7	58.3	NM
Net Income	$14.6	$31.7	$(17.1)	(54)	$40.7	$66.6	$(25.9)	(39)

	Three Months Ended				Six Months Ended June 30,
	June 30,				June 30,
	2012	2011	Change	%	2012	2011	Change	%
Diluted Earnings Per Common Share:
Continuing Operations	$(0.47)	$0.19	$(0.66)	NM	$(0.28)	$0.42	$(0.70)	NM
Impact of net charges above included in continuing operations, net of tax	0.66	(0.02)	0.68	NM	0.69	(0.08)	0.77	NM
Adjusted diluted earnings per common share from continuing operations (a non-GAAP measure)	0.19	0.17	0.02	12	0.41	0.34	0.07	21

Discontinued Operations	0.60	0.07	0.53	NM	0.63	0.11	0.52	NM
Diluted earnings per common share	$0.13	$0.26	$(0.13)	(50)	$0.35	$0.53	$(0.18)	(34)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Loss) Income from Continuing Operations, net of tax under U.S. GAAP	$(53.7)	$24.0	$(32.3)	$51.9
Depreciation and Amortization	22.3	20.5	44.5	41.3
Interest expense	4.4	4.3	8.0	8.9
Income tax (benefit) expense	(10.5)	8.3	(5.1)	18.3
EBITDA (a non-GAAP measure)	(37.5)	57.1	15.1	120.4
Asset impairment	88.6	—	88.6	—
Restructuring	6.4	—	6.4	—
Information Management related costs not qualifying as Discontinued Operations	2.8	5.9	8.8	11.5
Earnings from interests in Cellular Partnerships, net	—	(10.0)	—	(20.2)
Gain on sale of Finance and Accounting outsourcing line of business	—	—	—	(7.0)
Pension and other post employment benefit plan curtailment benefit	(2.7)	—	(2.7)	—
Adjusted EBITDA (a non-GAAP measure)	$57.6	$53.0	$116.2	$104.7
Three Months Ended June 30, 2012 versus Three Months Ended June 30, 2011
Revenues
Consolidated Convergys revenues for the second quarter of 2012 were $491.1 compared to $474.6 for the comparable period last year, primarily reflecting the revenue increase within Customer Management. Second quarter 2012 revenue also includes $2.9 of transition services revenue earned under agreements with NEC Corporation related to the sale of the Information Management business. The transition services agreements vary in duration up to 24 months depending on the type of service provided, and our expectation is that we will substantially eliminate the underlying costs as the transition services complete. Second quarter of 2011 also includes $5.0 of transition services revenue earned under agreements with

NorthgateArinso related to the sale of the HR Management business.
Operating Costs and Expenses
Consolidated Convergys total operating costs and expenses for the second quarter of 2012 of $551.6 increased 23% from $448.2 in the same period in the prior year, primarily due to the $88.6 non-cash impairment charges, consisting of $46.0 for the impairment of goodwill in the CIT reporting unit, and $42.6 for the impairment of certain facilities within Corporate classified as held for sale. We also recognized a $6.4 restructuring charge and a net $2.7 pension and other post employment benefit plan curtailment benefit during the second quarter of 2012 as a result of the changes in the executive management team and realignment of Corporate overhead costs as a result of the sale of the Information Management business.
As discussed above, in May 2012, we completed the sale of the Information Management business and, accordingly, the operating results are presented within discontinued operations. Accounting rules require certain costs previously allocated to the Information Management business to be included in continuing operations. These costs were $2.8 in the second quarter of 2012, compared with $5.9 in the same period in the prior year. These amounts are included within selling, general and administrative expenses within continuing operations in Corporate and Other. We are taking actions to reduce these costs and expect remaining costs to be significantly offset by revenue resulting from transition services to be provided to the buyer.
See additional information under the "Restructuring Charges" heading below.
Operating Income
Consolidated Convergys operating loss was $60.5 for the second quarter of 2012 compared to operating income of $26.4 in the prior year primarily as a result of the non-cash impairment charges. Excluding the Corporate restructuring charge, asset impairment charges, pension and other post employment benefit plan curtailment benefit and the Information Management-related costs, consolidated operating income for the second quarter of 2012 was $34.6 compared to $32.3 in the same period in the prior year.

Non-Operating Items
We do not allocate activities below the operating income level to the reported segment. Second quarter 2011 consolidated results include income from our investments in the Cellular Partnerships of $10.0. During the second half of 2011, we sold our investment in the Cellular Partnerships, comprised of our 33.8% interest in Cincinnati SMSA Limited Partnership and our 45.0% interest in the Cincinnati SMSA Tower Holdings LLC, to AT&T, the general partner and a limited partner in both partnerships. Interest expense of $4.4 includes $1.1 of incremental interest expense related to the purchase of the Orlando facility which was partially offset by the lower level of debt outstanding throughout the second quarter of 2012.
Income Taxes
Our effective tax rate on net income from continuing operations was 16.4% for the three months ended June 30, 2012 compared to an effective tax rate of 25.7% in the same period last year. The lower tax rate for the three months ended June 30, 2012 is primarily due to a shift in the geographic mix of worldwide income and certain discrete items that were recorded in the second quarter of 2012.
Net Income from Continuing Operations and Earnings per Diluted Share from Continuing Operations
Second quarter 2012 loss from continuing operations was $53.7 compared to income of $24.0 in the second quarter of 2011. Therefore, loss from continuing operations per diluted share for the three months ended June 30, 2012 was $0.47, compared with income per diluted share of $0.19, in the same period of the prior year. Excluding the asset impairments, Corporate severance, post employment plan benefit, incremental interest for debt reduction and Information Management-related charges in the second quarter of 2012 and utilizing Adjusted Diluted shares as described above, and excluding the income from our investments in the Cellular Partnerships and the Information Management-related charges during the second quarter of 2011, income from continuing operations for the second quarter of 2012 was $22.5, or $0.19 per diluted share compared to $21.2, or $0.17 per diluted share for the same period in the prior year.
Results of Discontinued Operations
The results from discontinued operations reflect the operating results of the Information Management business as well as tax benefits associated with changes in uncertain tax positions related to other previously divested businesses. Revenues from discontinued operations were $46.8 and $77.0 in the second quarter of 2012 and 2011, respectively. The $68.3 income from discontinued operations, net of tax, recognized in the second quarter of 2012 reflects income before tax of $11.1 from operating activities of the Information Management business prior to the sale, net tax benefits from operations of divested businesses of

$37.0 and a $20.2 gain, net of $86.7 of tax, on the sale of the Information Management business. Second quarter 2012 results from discontinued operations also include $13.7 of costs incurred in connection with the sale of the Information Management business, which is a reduction to the gain on the transaction. Income from discontinued operations, net of tax, per diluted share for the three months ended June 30, 2012 and 2011 was $0.60 and $0.07, respectively.
Net Income
Including the results of discontinued operations second quarter 2012 net income and earnings per diluted share were $14.6 and $0.13, respectively, compared with $31.7 and $0.26, respectively, in the second quarter of 2011.

Six Months Ended June 30, 2012 versus Six Months Ended June 30, 2011
Revenues
Consolidated Convergys revenues for the first half of 2012 were $988.6 compared to $939.4 for the comparable period last year, primarily reflecting the revenue increase within Customer Management. First half of 2012 revenues also include $2.9 of transition services revenue earned under agreements with NEC Corporation related to the sale of the Information Management business. The transition services agreements vary in duration up to 24 months depending on the type of service provided, and our expectation is that we will substantially eliminate the underlying costs as the transition services are completed. First half of 2011 also includes $11.3 of transition services revenue earned under agreements with NorthgateArinso related to the sale of the HR Management business.

Operating Costs and Expenses
Consolidated Convergys total operating costs and expenses for the first half of 2012 of $1,020.1 increased 15% from $888.3 in the same period last year, primarily due to the $88.6 non-cash impairment charge, consisting of $46.0 for the impairment of goodwill in the Customer Interaction Technology reporting unit, and $42.6 for the impairment of certain facilities within Corporate classified as held for sale. We also recognized a $6.4 restructuring charge and a net $2.7 pension and other post employment benefit plan curtailment benefit during the second quarter of 2012 as a result of the changes in the executive management team and streamlining of Corporate overhead costs as a result of the sale of the Information Management business.
As discussed above, in May 2012, we completed the sale of the Information Management business and, accordingly, the operating results are presented within discontinued operations. Accounting rules require certain costs previously allocated to the Information Management business to be included in continuing operations. These costs were $8.8 in the first half of 2012, compared with $11.5 in the same period in the prior year. These amounts are included within selling, general and administrative expenses within continuing operations in Corporate and Other. We are taking actions to reduce these costs and expect remaining costs to be significantly offset by revenue resulting from transition services to be provided to the buyer.
See additional information under the "Restructuring Charges" heading below.

Operating Income
Consolidated Convergys operating loss was $31.5 for the first half of 2012 compared to operating income of $51.1 in the prior year primarily as a result of the non-cash impairment charge. Excluding the Corporate restructuring charge, asset impairment charge, pension and other post employment benefit plan curtailment benefit and the Information Management-related costs, consolidated operating income for the second quarter of 2012 was $69.6 compared to $62.6 in the same period in the prior year.

Non-operating items
We do not allocate activities below the operating income level to the reported segment. First half 2011 consolidated results include income from our investments in the Cellular Partnerships of $20.2. During the second half of 2011, we sold our investment in the Cellular Partnerships, comprised of our 33.8% interest in Cincinnati SMSA Limited Partnership and our 45.0% interest in the Cincinnati SMSA Tower Holdings LLC, to AT&T, the general partner and a limited partner in both partnerships. Interest expense of $8.0 includes $1.1 of incremental interest expense related to the purchase of the Orlando facility which was partially offset by the lower level of debt outstanding throughout the first half of 2012.

Income Taxes
We recognized income tax benefits of $5.1 on a net loss from continuing operations of $37.4 for the six months ended June 30, 2012. The lower effective tax rate for the six months ended June 30, 2012 of 13.6% compared to 26.1% in the same period of the prior year is primarily due to a shift in the geographic mix of worldwide income and certain discrete items that were recorded in the second quarter of 2012.

Net Income from Continuing Operations and Earnings per Diluted Share from Continuing Operations
As a result of the above, loss from continuing operations for the six months ended June 30, 2012 was $32.3 compared to income of $51.9 in the same prior year period. Therefore, loss from continuing operations per diluted share for the six months ended June 30, 2012 was $0.28, compared with income from continuing operations per diluted share of $0.42, in the same period of the prior year. Excluding the asset impairment, Corporate restructuring, net pension and post employment benefit, incremental interest on debt reduction and other Information Management-related charges in the first half of 2012 and utilizing Adjusted Diluted shares as described above, and the income from our investments in the Cellular Partnerships, the gain on the sale of the Finance and Accounting outsourcing business and Information Management related charges during the first half of 2011, income from continuing operations for the first half of 2012 was $48.7, or $0.41 per diluted share compared to $42.7, or $0.34 per diluted share for the same period in the prior year.

Results of Discontinued Operations
The results from discontinued operations reflect the operating results of the Information Management business as well as tax benefits associated with changes in uncertain tax positions related to other previously divested businesses. Revenues from discontinued operations were $128.8 and $156.8 in the six months ended June 30, 2012 and 2011, respectively. The $73.0 income from discontinued operations, net of tax, recognized in the second quarter of 2012 reflects income before tax of $23.7 from operating activities of the Information Management business prior to the sale, net tax benefits from operations of divested businesses of $32.5, and a $16.8 gain, net of $85.2 of tax, on the sale of the Information Management business. First half of 2012 results from discontinued operations also include $18.6 of costs incurred in connection with the sale of the Information Management business, which is a reduction to the gain on the transaction. Income from discontinued operations, net of tax, per diluted share for the six months ended June 30, 2012 and 2011 was $0.63 and $0.11, respectively .

Net Income
Including the results of discontinued operations first half of 2012 net income and earnings per diluted share were $40.7 and $0.35, respectively, compared to $66.6 and $0.53, respectively, in the first half of 2011.

Convergys Consolidated EBITDA
We define adjusted EBITDA as earnings from continuing operations before interest, taxes, depreciation and amortization excluding asset impairment charges, Information Management related impacts, Corporate restructuring charges, and pension and other post employment benefit plan credits in the first six months of 2012, and excluding the gain on sale of the Finance and Accounting Outsourcing line of business, Information Management related impacts, and earnings from our investments in the Cellular Partnerships in the first six months of 2011. Excluding these items, adjusted EBITDA was $57.6 and $116.2 for the three and six months ended June 30, 2012, compared to $53.0 and $104.7 for the three and six months ended June 30, 2011.

RESTRUCTURING CHARGES
2012 Restructuring
During the second quarter of 2012, the Company recorded severance-related restructuring charges of $7.6, consisting of $6.4 at Corporate and $1.2 at Customer Management, impacting approximately 100 professional employees. The $6.4 of restructuring charges at Corporate reflects the changes in the Company's executive team and realignment of Corporate overhead as a result of the sale of the Information Management business. These severance -related charges are expected to be substantially paid in cash by March 31, 2013 pursuant to the Company's severance policies. The total remaining liability under this severance-related restructuring plan, which is included within Payable and other current liabilities on the Company's Consolidated Balance Sheets, was $7.6 at June 30, 2012.
2011 Restructuring
During 2011, we initiated operational changes that resulted in severance costs of $1.2 largely to reduce headcount and align resources to future business needs. The $1.2 of severance-related charges were comprised of $1.0 at Customer Management and $0.2 at Corporate. Severance actions impacted approximately 50 professional employees worldwide and charges were largely paid in cash pursuant to our existing severance policy and employment agreements. These actions were substantially completed by the end of 2011. The remaining liability under this plan, which is included within Payables and other current liabilities on the Company’s Consolidated Balance Sheets, was $0.2 as of June 30, 2012 and December 31, 2011. We expect to fully settle this liability by December 31, 2012.
2010 Restructuring

During 2010, we initiated a restructuring plan and incurred a total charge of $28.7 consisting of $19.4 of severance-related charges and $9.3 of facility-related charges. The $19.4 of severance-related charges were comprised of $13.3 at Customer Management largely to reduce headcount and align resources to future business needs, and $6.1 at Corporate to further simplify operations and to reflect the impact of the sale of the HR Management line of business. The full-year severance charge of $19.4 was largely paid in cash pursuant to the Company’s existing severance policy and employment agreements. These actions affected approximately 1,000 professional employees and approximately 1,400 non-salaried employees worldwide and were substantially completed by December 31, 2011. The facility-related charge of $9.3 relates to lease rent accruals and penalties for properties that have closed as the result of consolidating facilities and shifting capacity. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. We used estimates, based on consultation with the Company’s real estate advisors, to determine the proceeds from any future sublease agreements. We will continue to evaluate these estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to these facility closures in the future. Therefore, the Company reviews facility-related reserves on a facility basis rather than restructuring charge basis. At June 30, 2012 the facility-related restructuring reserve for all reserved facilities had an outstanding balance of $0.2, which will be paid out over several years until the leases expire.
The remaining liability under this plan, which is included within Payables and other current liabilities on the Company’s Consolidated Balance Sheets was $0.7 as of June 30, 2012 and $1.0 as of December 31, 2011. We expect to fully settle this liability by December 31, 2012.
Savings from Restructuring Plans
The 2012 severance actions are expected to result in cost reductions in excess of $10 on an annualized basis when complete. The severance actions from the 2010 and 2011 plans resulted in cost reductions in excess of $55 on an annualized basis, largely included in 2012 results. The impact of these benefits will be spread across our operating expenses, particularly within the selling, general and administrative expense and cost of providing services and products sold captions of our Consolidated Statements of Income. When completed, the severance actions, in total, are also expected to result in cash savings in excess of $55 on an annualized basis. We do not believe that the impact on liquidity is material.

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
The remaining liability for these facilities, which is included within Payables and other current liabilities on the Company’s Consolidated Balance Sheets was $0.2 as of June 30, 2012 and $0.5 as of December 31, 2011.

CLIENT CONCENTRATION
During the first six months of 2012, our three largest clients accounted for 47.9% of our revenues, compared to 45.8% in the same period of 2011. Our largest client, AT&T, accounted for 24.0% of revenues in the first six months of 2012 as compared to 23.1% of revenue in the same period in the prior year. Comcast Corporation and DIRECTV, our second and third largest clients, comprised 12.2% and 11.7%, respectively, of revenues in the first six months of 2012. Comcast Corporation and DIRECTV accounted for 11.3% and 11.4%, respectively, of revenues in the same period in the prior year. Revenues for each of these clients is earned under multiple contracts within our Customer Management business. Volumes under certain of our long-term contracts are subject to variation based on, among other things, the spending by clients on outsourced customer support and subscriber levels.

BUSINESS OUTLOOK
Convergys expects adjusted results from continuing operations for the full year 2012 compared with 2011 adjusted results to include:
•Customer Management revenue of $1,975 to $2,000, increasing from $1,919 last year;
•Adjusted EBITDA of $225 to $232, rising from prior guidance of $220 to $230, and improving from $220 last year;

•	Adjusted EPS of $0.80 to $0.85, rising from prior guidance of $0.75 to $0.80, and improving from adjusted EPS of $0.77 last year.
To provide a relevant comparison of 2012 guidance for results from continuing operations with 2011 underlying performance, a table is provided below that reconciles 2011 GAAP to 2011 non-GAAP operating income, income from continuing operations, earnings per share and adjusted EBITDA, excluding results from discontinued operations, equity earnings from the Cellular Partnerships, the impacts of the Cellular Partnerships and Finance and Accounting asset sales, Information Management-related costs included in continuing operations and certain other tax items. See "Results of Operations," above, for information regarding our use of non-GAAP financial measures.
Not included in this guidance is the impact of any future strategic acquisitions or additional share repurchase activities. Also not included in this guidance are results classified within discontinued operations, including the impact of the sale of the Information Management business, as well as other costs that may be incurred related to or as a result of the transaction including the charges discussed above.

CONVERGYS CORPORATION
Reconciliation of GAAP results from Continuing Operations to non-GAAP metrics for Comparison to 2012 Guidance
(In Millions Except Per Share Amounts)

	2011
	Q1	Q2	Q3	Q4	YTD
Operating Income under U.S. GAAP as historically reported	$37.0	$38.1	$43.5	$49.7	$168.3
IM operating income reported in discontinued operations	(12.3)	(11.7)	(15.4)	(18.8)	(58.2)
IM costs not qualifying as discontinued operations	5.6	5.9	6.3	5.8	23.6
Adjusted Operating Income (a non-GAAP measure)	$30.3	$32.3	$34.4	$36.7	$133.7

Net Income from Continuing Operations under U.S GAAP as historically reported	$34.9	$31.7	$213.7	$48.0	$328.3
Income from Cellular Partnerships, net of tax of $10.2 and $10.0, net of tax	(6.6)	(6.5)	—	—	(13.1)
Gain on sale of interests in Cellular Partnerships of $265.0, net of tax	—	—	(171.8)	—	(171.8)
Gain on sale of F&A business of $7.0, net of tax	(4.3)	—	—	—	(4.3)
Impact of normalization of effective tax rate for discrete and other items	—	—	—	(14.2)	(14.2)
IM income from discontinued operations, net of tax	(7.0)	(7.7)	(22.4)	(8.7)	(45.8)
IM costs not qualifying as discontinued operations, net of tax	4.5	3.7	3.9	3.6	15.6
Adjusted Net Income from Continuing Operations (a non-GAAP measure)	$21.5	$21.2	$23.4	$28.7	$94.7

Earnings Per Share from Continuing Operations under U.S. GAAP as historically reported	$0.28	$0.26	$1.75	$0.40	$2.67
Net impact of items above per adjusted diluted share	(0.11)	(0.09)	(1.56)	(0.16)	(1.90)
Adjusted Earnings Per Share from Continuing Operations (a non-GAAP measure)	$0.17	$0.17	$0.19	$0.24	$0.77

	2011
	Q1	Q2	Q3	Q4	YTD
Net Income from Continuing Operations under U.S. GAAP as historically reported	$34.9	$31.7	$213.7	$48.0	$328.3
Depreciation and Amortization	23.5	23.6	24.0	25.4	96.5
Interest expense	4.6	4.3	3.6	3.6	16.1
Income tax expense (benefit)	15.3	12.3	92.4	(1.1)	118.9
EBITDA (a non-GAAP measure) as historically reported	$78.3	$71.9	$333.7	$75.9	$559.8
Income from Cellular Partnerships	(10.2)	(10.0)	—	—	(20.2)
Gain on sale of interests in Cellular Partnerships	—	—	(265.0)	—	(265.0)
Gain on sale of F&A business	(7.0)	—	—	—	(7.0)
Results of Information Management included in discontinued operations:
Pre-tax Income	(6.7)	(5.8)	(9.0)	(12.9)	(34.4)
Depreciation and amortization	(2.7)	(3.1)	(3.3)	(3.9)	(13.0)
Adjusted EBITDA (a non-GAAP measure)	$51.7	$53.0	$56.4	$59.1	$220.2

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Cash Flows
We believe that Convergys has adequate liquidity from cash and expected future operating cash flows to fund ongoing operations, invest in the business and pay dividends at the discretion of the Board of Directors for the next twelve months.
Cash flows from operating activities generally provide us with a significant source of funding for our investing and financing activities. Cash flows from operating activities totaled $51.6 in the first six months of 2012 compared to $102.0 in the same period last year. Cash flows provided by continuing operations for the first six months of 2012 were $43.5 compared to $103.0 in the same period in the prior year. The decrease in the current year was primarily the result of approximately $25 of cash payments to reduce long-term liabilities, included within the change in other assets and liabilities in the Consolidated Statement of Cash Flows, an approximately $20 tax payment associated with prior year internal restructurings, included within the change in payables and other current liabilities in the Consolidated Statement of Cash Flows, and the timing of working capital requirements. Cash flows provided by discontinued operations in the first six months of 2012 were $8.1 compared to cash flows used in discontinued operations of $1.0 in the same period in the prior year.
Cash flows provided by investing activities were $371.8 during the first six months of 2012, which included $431.6 provided by discontinued operations as result of the sale of the Information Management business, partially offset by $40.8 of capital expenditures and $19.0 of purchases of short-term investments. Cash flows used in investing activities were $27.3 during the first six months of 2011, which included capital expenditures of $30.3 and $7.0 used for discontinued operations, partially offset by $10.0 cash flows from the sale of the F&A line of business.
Cash flows used in financing activities were $126.4 during the first six months of 2012 compared to $79.5 during the first six months of 2011. During the first six months of 2012, we repurchased 4.9 shares of the Company's common stock for $64.6 and repaid $66.3 on our outstanding borrowings, partially offset by $4.6 we received from exercise of stock options. During the first six months of 2011, we repaid $40.5 on our outstanding borrowings and repurchased 2.9 shares of the Company's common stock for $38.7.
We use free cash flow to assess the financial performance of the Company. We define free cash flow as cash flows from operating activities less capital expenditures. A reconciliation of the GAAP measure, net cash provided by operating activities, to the non-GAAP measure, free cash flow, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net cash provided by operating activities under U.S. GAAP	$39.7	$67.2	$51.6	$102.0
Capital expenditures, net	(27.0)	(19.6)	(47.0)	(37.3)
Free cash flow (a non-GAAP measure)	$12.7	$47.6	$4.6	$64.7
Free cash flow, as defined above, was $4.6 for the first six months of 2012, compared to free cash flow of $64.7 for the same period in 2011. The decrease in free cash flow of $60.1 from the prior year was due to lower cash generated from operating activities and increased capital expenditures during the first six months of 2012 as explained above.
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
Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments
At June 30, 2012, total capitalization was $1,474.8, consisting of $60.7 of short-term and long-term debt and $1,414.1 of equity. The total debt-to-capital ratio was 4.1% at June 30, 2012, compared to 8.3% at December 31, 2011.
Prior to the second quarter, the Company leased an office complex in Orlando, Florida, under a five year agreement that began on June 30, 2010. In the second quarter of 2012, we exercised our option to purchase this leased office facility by discharging the related lease financing obligation in the aggregate principal amount of $55.0. Total capital lease obligations subsequent to the purchase were $2.6 at June 30, 2012 compared to $58.5 at December 31, 2011.
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
We have two borrowing options available under the 2011 Credit Facility: (i) a competitive advance option which will be provided on an uncommitted competitive advance basis through an auction mechanism and (ii) a revolving credit option which will be provided on a committed basis. Under each option, amounts borrowed and repaid may be re-borrowed subject to availability. Borrowings under the 2011 Credit Facility bear interest at one of the rates described in the 2011 Credit Facility. The 2011 Credit Facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios (as defined in the 2011 Credit Facility). The Company’s interest coverage ratio, defined as the ratio of EBITDA to consolidated interest expense, cannot be less than 4.00 to 1.00 as determined on a rolling four quarter basis. Our debt-to-EBITDA ratio cannot be greater than 3.00 to 1.00 until December 31, 2012 and 2.75 to 1.00 after December 31, 2012. The 2011 Credit Facility also contains customary representations and warranties. In the event of a default, the lenders may terminate the commitments and declare the amounts outstanding, and all accrued interest, immediately due and payable. The maturity date of the 2011 Credit Facility is March 11, 2015 except that, upon the satisfaction of certain conditions, we may extend the maturity date by one year twice during the term. We will pay an annual facility fee regardless of utilization. At June 30, 2012 the facility was undrawn. We were in compliance with all covenants at June 30, 2012.
In December 2004, we issued $250.0 in 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009. During the first nine months of 2009, we retired approximately $58.2 of the outstanding debt. In the fourth quarter of 2009, we announced an exchange offer (Exchange Offer), under the terms of which the Company offered to exchange one-thousand twenty dollars in principal amount of its new 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) for each one-thousand dollars in principal amount of its 4.875% Senior Notes. We issued a total of $125.0 aggregate principal amount of the 2029 Convertible Debentures in exchange for $122.5 of the 4.875% Senior Notes. Following the settlement of the exchange, approximately $70.1 aggregate principal amount of the 4.875% Senior Notes remained outstanding that was fully paid in December 2009. The entire balance of the 2029 Convertible Debentures was outstanding as of June 30, 2012 and December 31, 2011.

During 2009, we entered into a $125.0 asset securitization facility collateralized by accounts receivables of certain of our subsidiaries, of which $50.0 was scheduled to expire in June 2010 and $75.0 expires in June 2012. The $50.0 that was scheduled to expire in June 2010 was extended through June 2011. During June 2011, the Company renegotiated the terms of the agreement, increasing the purchase limit to $150.0 and extending the term to June 2014. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary. The asset securitization facility does not qualify for sale treatment under the authoritative guidance for the accounting for transfers and servicing of financial assets and extinguishments of liabilities. Accordingly, the accounts receivable and related debt obligation will remain on our Consolidated Balance Sheets. At June 30, 2012 and December 31, 2011, the facility was undrawn.
We repurchased 4.8 and 4.9 shares of our common stock during the three and six months ended June 30, 2012 at an average price of $13.92 and $13.91 per share for a total of $67.7 and $68.6 under defined repurchase plans. Based upon timing of transactions, $4.0 of shares repurchased had not settled as of June 30, 2012. These shares are excluded from outstanding shares at the end of the current quarter and will be settled in cash during the third quarter of 2012. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity. In October 2011, the Company announced that its Board of Directors authorized the Company to repurchase up to an incremental $200 of outstanding common shares from time to time as market and business conditions warrant. At June 30, 2012, the Company has the authority to repurchase an additional $94.1 pursuant to this authorization. We also repurchased 0.4 shares at an average price of $14.47 for aggregate proceeds of $5.3 subsequent to June 30, 2012 through July 31, 2012. On July 26, 2012, our Board of Directors approved an increase in remaining authorized share repurchases to $250.0 in the aggregate as of July 31, 2012.
At June 30, 2012, we had outstanding letters of credit of approximately $26 and other bond obligations of approximately $1.8 related to performance and payment guarantees. We believe that any guarantee obligation that may arise will not be material. We also have purchase commitments with telecommunications providers of approximately $7.1 for the remainder of 2012.
At June 30, 2012, we had outstanding performance bond obligations of approximately $30 related to performance and payment guarantees for the Company’s former HR Management line of business. Subsequent to completion of the sale of the HR Management business, the Company continues to be responsible for these bond obligations. As part of the gain on disposition we recognized a liability equal to the present value of probability weighted cash flows of potential outcomes. Although the buyer is obligated to indemnify us for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of June 30, 2012 we maintain a liability of approximately $1 for these obligations.
It is reasonably possible that our unrecognized tax benefits of $58.9 will decrease between approximately $3 and $10 in the next twelve months based upon the resolution of audits; however, actual developments in this area could differ from those currently expected.
On May 8, 2012, we announced that our Board of Directors declared an initial quarterly cash dividend of $0.05. The initial quarterly cash dividend was paid on July 6, 2012 to all shareholders of record as of June 22, 2012. On July 26, 2012, the Company announced that its Board of Directors has declared a quarterly cash dividend of $0.05 to be paid on October 5, 2012 to all shareholders of record as of September 21, 2012. The Board expects that future cash dividends will be paid on a quarterly basis consistent with the initial cash dividend. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on our future earnings, cash flow, financial condition, financial covenants and other relevant factors. We intend to continue to use cash dividends as a means of returning capital to shareholders, subject to our periodic determinations that cash dividends are in the best interests of our shareholders.

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
Interest Rate Risk
At June 30, 2012, all of the Company's debt instruments were fixed rate borrowings with an outstanding amount of $60.7. We had no variable rate borrowings at June 30, 2012.

We sometimes use interest rate swaps to hedge our interest rate exposure. These instruments are hedges of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding interest rate swaps covering interest rate exposure at June 30, 2012.
Foreign Currency Exchange Rate Risk
We serve many of our U.S.-based clients using contact center capacity in the Philippines, India, Canada and Colombia. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR), Canadian dollars (CAD) or Colombian pesos (COP), which represents a foreign exchange exposure. Beginning in 2011, we entered into a contract with a client priced in Australian dollars (AUD). As of June 30, 2012, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward contracts with several financial institutions to acquire a total of PHP 16,551.5 at a fixed price of $365.6 through December 2014, INR 8,219.1 at a fixed price of $157.2 through June 2015, CAD 6.0 at a fixed price of $5.7 through December 2012 and COP 23,400.0 at a fixed price of $11.9 at various dates through December 2013, and to sell a total of AUD 24.6 at a fixed price of $25.3 at various dates through June 2013. The fair value of these derivative instruments as of June 30, 2012 is presented in Note 12 of the Notes to Consolidated Financial Statements. The potential loss in fair value at June 30, 2012 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $51.5. This loss would be mitigated by corresponding gains on the underlying exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of June 30, 2012, the fair value of these derivatives was not material to the Consolidated Balance Sheets.
Critical Accounting Policies and Estimates
See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report for the year ended December 31, 2011 on Form 10-K for a discussion of our critical accounting policies and estimates.
There have been no material changes to our critical accounting policies and estimates in 2012.

ITEM 4.     CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with the Company’s General Counsel, Chief Accounting Officer and other key employees, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the quarter ended June 30, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Although the sale of the Information Management business impacted the scope of the Company's internal control over financing reporting, there were no significant changes in the design or approaches of the Company’s internal control over financial reporting, or any other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
The information required by Item 1 is included in Note 10 of the Notes to the Consolidated Financial Statements of this Form 10-Q and incorporated by reference herein.

ITEM 1A.     RISK FACTORS

See “ITEM 1A. Risk Factors” in our annual report for the year ended December 31, 2011 on Form 10-K for a discussion of our risk factors. On March 22, 2012, Convergys entered into a definitive stock and asset purchase agreement with NEC Corporation (NEC) and NetCracker Technology Corporation (NetCracker), a wholly owned subsidiary of NEC. The Purchase Agreement provided for the sale by Convergys of the Information Management business to NetCracker for $449 million in cash, and the sale completed on May 16, 2012. As related to this agreement, we are subject to additional risks as discussed below.

We may be unable to achieve some or all of the benefit we expect from the sale of the Information Management business; such benefits may be delayed or not occur at all.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the second quarter of 2012 or from June 30, 2012 through the date of filing of this report. We repurchased 4.9 shares of our common stock for $68.6 during the six months ended June 30, 2012, including 4.8 for $67.7 during the three months ended June 30, 2012, as summarized in the following table:

	Shares Repurchased	Average price per share
January 2012	10,699	$13.27
February 2012	51,427	12.88
March 2012	5,222	12.95
April 2012	1,181	13.19
May 2012	2,120,057	13.44
June 2012	2,742,635	$14.29
Total	4,931,221	$13.91
At June 30, 2012, the Company remained authorized to repurchase up to an incremental $94.1 of outstanding shares. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity. The Company also repurchased 0.4 shares at an average price of $14.47 for aggregate proceeds of $5.3 subsequent to June 30, 2012 through July 31, 2012. On July 26, 2012, Convergys' Board of Directors approved an increase in remaining authorized share repurchases to $250.0 in the aggregate as of that date.

ITEM 5.    OTHER INFORMATION
In May 2012, the Company announced planned management changes to align the Company's leadership team with its sharpened focus on the Customer Management business. In furtherance of these plans, the following actions took place in connection with a Board of Directors meeting on July 26, 2012.
Earl C. Shanks resigned as Chief Financial Officer of the Company effective as of August 1, 2012, and the Board of Directors elected Andre S. Valentine, age 48, as Chief Financial Officer of the Company effective as of August 1, 2012. Mr. Valentine has been with Convergys and its predecessor companies since 1997. He currently serves as Senior Vice President, Finance with responsibility for the Customer Management business, a role in which he served from July 2002 until December 2009 and has served from November 2010 to the present. From December 2009 until November 2010, he served as Senior Vice President and Controller. From August 1997 until July 2002, Mr. Valentine served as Vice President and Controller of Convergys, Controller of a predecessor company to Convergys, and Director, External Reporting of a predecessor company to Convergys. In conjunction with his promotion to Chief Financial Officer, the Compensation and Benefits Committee awarded Mr. Valentine 10,000 time-based restricted stock units under the Convergys Corporation 2008 Long-Term Incentive Plan.
In connection with Mr. Shanks' resignation, Mr. Shanks and Convergys will enter into a severance and release agreement (the “Shanks Separation Agreement”). Pursuant to the Shanks Separation Agreement, in consideration for a release of claims from Mr. Shanks and his agreement to non-disparagement and confidentiality covenants, Mr. Shanks will receive the benefits to be provided upon a non-change of control termination under the Convergys Corporation Severance Pay Plan approved on December 9, 2008 (the “2008 Severance Plan”), including a cash severance payment equal to two years of his base pay and two years of annual incentive plan bonus calculated in accordance with footnote 2 to Schedule A of the 2008 Severance Plan, continued health and welfare benefits, and outplacement services. He also will receive an annual incentive payment for 2012 at his target amount pro-rated for the portion of the year that he was employed by the Company, an additional cash severance payment of $750,000 in recognition for services in connection with the sale of the Information Management business and the corporate simplification process, vesting of his equity compensation awards in accordance with their terms, and his accrued and unpaid benefits under the Company's retirement and deferred compensation plans.
Julia A. Houston resigned as Senior Vice President and General Counsel of the Company effective as of September 4, 2012, and the Board of Directors elected Claudia L. Cline as Senior Vice President and General Counsel of the Company effective as of September 4, 2012.
In connection with Ms. Houston's resignation, Ms. Houston and Convergys will enter into a severance and release agreement (the “Houston Separation Agreement.”). Pursuant to the Houston Separation Agreement, in consideration for a release of claims from Ms. Houston and her agreement to non-disparagement and confidentiality covenants, Ms. Houston will receive the benefits to be provided upon a non-change of control termination under the 2011 Convergys Corporation Severance Pay Plan, as amended and restated effective as of July 1, 2011 (the “2011 Severance Plan”), including a cash severance payment equal to one year of her base pay and one year of annual incentive plan bonus calculated in accordance with footnote 2 of Schedule A of the 2011 Severance Plan, continued health and welfare benefits, and outplacement services. She also will receive an annual incentive payment for 2012 at her target amount pro-rated for the portion of the year that she was employed by the Company, an additional cash severance payment of $440,000 in recognition for services in connection with the sale of the Information Management business and the corporate simplification process, and vesting of her equity compensation awards in accordance with their terms.

ITEM 6.     EXHIBITS

(a)	Exhibits.
The following are filed as Exhibits to Part II of this Form 10-Q:

Exhibit Number
3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3.1 to Form 10-Q filed on May 5, 2010.)

3.2	Amended and Restated Code of Regulations of the Company. (Incorporated by reference from Exhibit 3.1 to Form 8-K filed on May 2, 2011.)

10.1
Termination of a Material Definitive Agreement, dated May 31, 2012, in connection with the Company's purchase of its leased office facility in Orlando, Florida, and discharge of the related capital lease. (Incorporated by reference from Form 8-K filed on June 1, 2012.)

10.2
Stock and Asset Purchase Agreement, dated March 22, 2012, among the Company, NEC Corporation and NetCracker Technology Corporation. (Incorporated by reference from Exhibit 2.1 to Form 8-K, filed on March 27, 2012.)

10.3	Convergys Corporation Annual Executive Incentive Plan, as Amended and Restated, Effective on February 2, 2012. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on May 8, 2012.)

10.4	2012 Form of Executive Officer Severance Agreement.

21	Subsidiaries of the Company.

31.1	Rule 13(a) - 14(a) Certification by Chief Executive Officer.

31.2	Rule 13(a) - 14(a) Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on July 31, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements.

ITEMS 3 and 4 Are Not Applicable and Have Been Omitted

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation

Date:	July 31, 2012	/s/ Earl C. Shanks
Earl C. Shanks
Chief Financial Officer