Form 10-K/A
period 2011-12-31
CONVERGYS CORP
filed 2012-10-03
CIK 1062047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
Yes           No   X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X       No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   _       No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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

Explanatory Note
This Form 10-K/A is being filed by Convergys Corporation (“the Company”) to include unaudited financial statements of Cincinnati SMSA Limited Partnership (the “Partnership”) as an exhibit to the Company’s Form 10-K for 2011. The Company owned a 33.8% limited partnership interest in the Partnership, and on July 1, 2011, the Company completed the sale of its interest in the Partnership. A consent of Ernst & Young LLP, independent auditors for the Partnership, is also being filed as an exhibit hereto.

Part IV
Item 15. Exhibits, Financial Statement Schedule
Item 15(a)(1) and (2). List of Financial Statements and Financial Statement Schedule
The following consolidated financial statements of Convergys are included in Item 8.

		Page
(1)	Consolidated Financial Statements:
	Reports of Independent Registered Public Accounting Firm	47
	Consolidated Statements of Operations and Comprehensive Income (Loss)	48
	Consolidated Balance Sheets	49
	Consolidated Statements of Cash Flows	50
	Consolidated Statements of Shareholders’ Equity	51
	Notes to Consolidated Financial Statements	52

(2)	Financial Statement Schedule:
	II - Valuation and Qualifying Accounts	91
	Unaudited Financial Statements for Cincinnati SMSA Limited Partnership are filed herewith as Exhibit 99, which is incorporated herein by reference.

(3)	Exhibits:
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

10.49
Receivables Purchase Agreement, dated as of June 30, 2009, among Convergys Funding Inc. as Seller, Convergys Corporation as Services, Wachovia Bank, National Association, Liberty Street Funding LLC, the Bank of Nova Scotia, The Bank of Nova Scotia as Scotiabank Group Agent, and Wachovia Bank, National Assocation as Administrative Agent. (Incorporated by reference from Exhibit 10.2 to Form 10-Q files on August 4, 2009.)

10.50	Amendment to Convergys Corporation Executive Deferred Compensation Plan dated April 13, 2011.*
10.51	Amendment to Convergys Corporation Qualified and Non-Qualified Pension Plan dated June 29, 2011.*
10.52	Amendment to Convergys Corporation Long-Term Incentive Plan dated as of January 28, 2011.*
12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.
21	Subsidiaries of Convergys Corporation.
23.1	Consent of Ernst & Young LLP, Independent Auditors for Cincinnati SMSA Limited Partnership.
24	Powers of Attorney.
31.1	Rule 13(a) - 14(a) Certification by Chief Executive Officer.
31.2	Rule 13(a) - 14(a) Certification by Chief Financial Officer.
32	Section 1350 Certifications.

99	Unaudited Financial Statements for Cincinnati SMSA Limited Partnership.

*	Management contract or compensatory plan or arrangement.

Item 15(b) and (c). Exhibits and Financial Statement Schedule
The responses to these portions of Item 15 were submitted as a separate section of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERGYS CORPORATION
October 3, 2012	By	/s/ Andre S. Valentine
Andre S. Valentine Chief Financial Officer