Form 10-Q
period 2012-09-30
CONVERGYS CORP
filed 2012-10-30
CIK 1062047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 Form 10-Q
 ______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At September 30, 2012, there were 109,144,845 common shares, without par value, outstanding, excluding amounts held in Treasury of 77,967,504.

CONVERGYS CORPORATION
Form 10-Q
For the Period Ended
September 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2012	2011	2012	2011
Revenues	$507.6	$493.3	$1,496.2	$1,432.7
Costs and Expenses:
Cost of providing services and products sold	325.7	316.7	959.9	916.8
Selling, general and administrative	118.0	123.1	356.8	362.5
Research and development costs	2.3	3.4	8.7	10.9
Depreciation	19.7	18.9	60.5	56.5
Amortization	1.4	1.9	5.1	5.6
Restructuring charges	1.4	1.2	9.0	1.2
Asset impairments	—	—	88.6	—
Total costs and expenses	468.5	465.2	1,488.6	1,353.5
Operating Income	39.1	28.1	7.6	79.2
Earnings and gain from Cellular Partnerships, net	—	265.0	—	285.2
Other income, net	0.8	1.2	2.9	9.0
Interest expense	(2.8)	(3.6)	(10.8)	(12.5)
Income (Loss) before Income Taxes	37.1	290.7	(0.3)	360.9
Income tax expense	6.8	99.4	1.7	117.7
Income (Loss) from Continuing Operations, net of tax	30.3	191.3	(2.0)	243.2
(Loss) Income from Discontinued Operations, net of tax	(2.4)	22.4	70.6	37.1
Net Income	$27.9	$213.7	$68.6	$280.3

Basic Earnings (Loss) Per Common Share:
Continuing operations	$0.27	$1.59	$(0.02)	$2.01
Discontinued operations	(0.02)	0.19	0.62	0.31
Basic Earnings per Common Share	$0.25	$1.78	$0.60	$2.32
Diluted Earnings (Loss) Per Common Share:
Continuing operations	$0.26	$1.57	$(0.02)	$1.98
Discontinued operations	(0.02)	0.18	0.62	0.30
Diluted Earnings per Common Share	$0.24	$1.75	$0.60	$2.28

Weighted Average Common Shares Outstanding:
Basic	111.2	120.1	114.2	120.9
Diluted	115.5	121.8	114.2	123.0

Cash dividends declared per share	$0.05	$—	$0.10	$—

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Net Income	$27.9	$213.7	$68.6	$280.3
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	6.1	(8.9)	23.5	(4.2)
Change related to pension liability	—	—	(3.5)	—
Unrealized holding gain/(loss) on hedging activities	5.9	(12.0)	12.1	(15.3)
Total other comprehensive income (loss)	12.0	(20.9)	32.1	(19.5)
Total Comprehensive Income	$39.9	$192.8	$100.7	$260.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
(In Millions)
ASSETS
Current Assets
Cash and cash equivalents	$697.3	$421.8
Short term investments	32.1	22.7
Receivables, net of allowances of $7.6 and $9.3	311.1	305.9
Deferred income tax assets	11.2	41.6
Prepaid expenses	35.7	28.1
Other current assets	51.6	40.5
Current assets – held for sale	30.3	90.5
Total current assets	1,169.3	951.1
Property and equipment, net	266.4	343.9
Goodwill	578.2	621.5
Other intangibles, net	20.2	25.3
Deferred income tax assets	15.6	34.8
Other assets	43.7	43.2
Other assets held-for-sale	—	306.1
Total Assets	$2,093.4	$2,325.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt and capital lease obligations maturing within one year	$0.7	$6.2
Payables and other current liabilities	323.0	311.2
Current liabilities held-for-sale	—	64.8
Total current liabilities	323.7	382.2
Long-term debt and capital lease obligations	59.9	120.9
Deferred income tax liabilities	121.4	106.9
Accrued pension liabilities	115.9	121.1
Other long-term liabilities	75.1	137.5
Long term liabilities held-for-sale	—	45.8
Total liabilities	696.0	914.4
Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized; none outstanding	—	—
Common shares – without par value, 500.0 authorized; 187.1 and 185.0 issued, 109.1 and 115.4 outstanding, as of September 30, 2012 and December 31, 2011, respectively	1,131.6	1,111.8
Treasury stock – 78.0 and 69.6 as of September 30, 2012 and December 31, 2011, respectively	(1,271.7)	(1,149.1)
Retained earnings	1,552.1	1,495.5
Accumulated other comprehensive loss	(14.6)	(46.7)
Total shareholders’ equity	1,397.4	1,411.5
Total Liabilities and Shareholders’ Equity	$2,093.4	$2,325.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In Millions)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68.6	$280.3
Income from discontinued operations, net of tax	70.6	37.1
(Loss) income from continuing operations, net of tax	(2.0)	243.2
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	65.6	62.1
Gain on sale of interests in the Cellular Partnerships	—	(265.0)
Gain on sale of business	—	(7.0)
Asset impairments	88.6	—
Deferred income tax expense	3.1	69.7
Earnings from Cellular Partnerships, net	—	(20.2)
Distributions from Cellular Partnerships	—	30.7
Stock compensation expense	14.8	10.3
Changes in assets and liabilities:
Change in receivables	(9.5)	(16.9)
Change in other current assets	(10.5)	(1.7)
Change in deferred charges, net	1.2	(0.9)
Change in other assets and liabilities	(11.6)	39.6
Change in payables and other current liabilities	(41.6)	(12.6)
Net cash provided by operating activities of continuing operations	98.1	131.3
Net cash provided by operating activities of discontinued operations	8.1	3.7
Net cash provided by operating activities	106.2	135.0
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(65.6)	(46.8)
Proceeds from sale of interests in Cellular Partnerships	—	320.0
Proceeds from disposition of assets	—	3.1
Proceeds from disposition of business	—	10.0
Purchase of short-term investments	(19.0)	—
Proceeds from maturity of short-term investments	6.5	—
Net cash (used in) provided by investing activities of continuing operations	(78.1)	286.3
Net cash provided by (used in) investing activities of discontinued operations	433.1	(10.2)
Net cash provided by investing activities	355.0	276.1
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of credit facilities and other debt, net	(66.4)	(85.8)
Repurchase of common shares	(120.3)	(38.7)
Proceeds from exercise of stock options	6.8	3.0
Payments of dividends	(5.7)	—
Other	—	(3.2)
Net cash used in financing activities of continuing operations	(185.6)	(124.7)
Net cash used in financing activities of discontinued operations	(0.1)	—

Net cash used in financing activities of continuing operations	(185.7)	(124.7)
Net increase in cash and cash equivalents	275.5	286.4
Cash and cash equivalents at beginning of period	421.8	186.1
Cash and cash equivalents at end of period	$697.3	$472.5
See Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in Millions Except Per Share Amounts)
(Unaudited)

(1) BACKGROUND AND BASIS OF PRESENTATION
Convergys Corporation (the Company or Convergys) is a global leader in customer management. The Company provides solutions that drive value from the relationships its clients have with their customers. Convergys turns these everyday interactions into a source of profit and strategic advantage for the Company’s clients. For over 25 years, the Company’s unique combination of domain expertise, operational excellence and innovative technologies has delivered process improvement and actionable business insight to clients to enhance their relationships with customers.
Prior to the first quarter of 2012, the Company had two reportable segments, Customer Management and Information Management. In March 2012, we signed a definitive agreement to sell the Information Management line of business to NEC Corporation for $449.0 in cash. The sale closed in May 2012, for which the Company received $456.4 in cash proceeds, including working capital adjustments. The Company received an additional $4.2 in cash previously held in escrow in the third quarter of 2012. The total gain on the sale of the Information Management business amounted to $98.5 pretax, and $14.4, net of taxes at September 30, 2012. As a result of the sale of the Information Management line of business, the operating results and assets and liabilities related to Information Management have been reflected as discontinued operations for all periods presented. Unless otherwise noted, amounts in these Notes to Consolidated Financial Statements exclude amounts attributable to discontinued operations.
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

(2) RECENT ACCOUNTING PRONOUNCEMENTS
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" (ASU 2011-04). The adoption of ASU 2011-04 conforms the meaning of fair value between U.S. GAAP and IFRS and improves consistency of disclosures relating to fair value. This ASU requires a reporting entity to provide quantitative information about the significant unobservable inputs used in the fair value measurements categorized within Level 3 of the fair value hierarchy. The amendments in this update are effective for annual periods beginning after December 15, 2011. The adoption of this guidance had no impact on the Company's consolidated financial statements for the three and nine month period ended September 30, 2012.

In September 2011, the FASB issued ASU 2011-08, "Intangibles - Goodwill and Other: Testing Goodwill for Impairment." This ASU simplifies the goodwill impairment assessment by permitting a company to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company adopted

ASU 2011-08 for its goodwill impairment test as of January 1, 2012 and does not expect this pronouncement to have a material effect on the consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment." The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The approach is similar to the guidance in ASU 2011-08 finalized last year for goodwill impairment testing. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company will adopt ASU 2012-02 effective January 1, 2013 and does not expect this pronouncement to have a material effect on the consolidated financial statements.

(3) DIVESTITURES AND DISCONTINUED OPERATIONS
Discontinued Operations
On May 16, 2012, the Company completed the sale of its Information Management line of business to NEC Corporation for $449.0 in cash. The Company recorded a gain of $98.5 pretax and $14.4, net of taxes, through September 30, 2012. The sale of Information Management was a taxable transaction that resulted in $84.1 being recorded for the combined federal, state and foreign income tax obligation. The high effective tax rate is primarily due to a lower basis in net assets for tax purposes compared to their book basis. The gain on sale included the elimination of $201.7 of goodwill and intangible assets.
The results of the Information Management business have been classified as discontinued operations for all periods presented. Certain costs previously allocated to the Information Management segment that do not qualify for discontinued operations accounting treatment are now reported as costs from continuing operations. These costs were $8.8 through the close of the transaction in 2012 and were $6.3 and $17.8 for the three and nine months ended September 30, 2011, respectively, and are reflected in Corporate and Other in Note 16. The Company is taking actions to reduce these costs and expects transition services revenue from services to be provided to the buyer subsequent to completion of the sale to offset a significant portion of these costs. During the three and nine months ended September 30, 2012, we earned $6.1 and $9.0, respectively, in revenue under these transition services agreements. While the transition services agreements vary in duration up to 24 months depending upon the type of service provided, our expectation is that we will substantially eliminate the underlying costs as the transition services are completed.
Also included in discontinued operations are tax benefits associated with changes in reserves for uncertain tax positions related to previously divested businesses. The results of the Information Management business included in discontinued operations, and tax impacts related to previously divested businesses, for the three and nine months ended September 30, 2012 and 2011 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$—	$83.6	$128.8	$240.4
Income before tax - Information Management operations(1)	—	15.4	23.7	39.4
(Loss) gain on disposition (2)	(3.5)	—	98.5	—
Income before income taxes	(3.5)	15.4	122.2	39.4
Income tax expense:
(Benefit) expense related to Information Management operations and other previously divested businesses	—	(7.0)	(32.5)	2.3
(Benefit) expense related to gain on disposition	(1.1)	—	84.1	—
(Loss) Income from discontinued operations, net of tax	$(2.4)	$22.4	$70.6	$37.1

(1)
Excludes costs previously allocated to Information Management that did not meet the criteria for presentation within discontinued operations of $8.8 for the nine months ended September 30, 2012, and $6.3 and $17.8 for the three and nine months ended September 30, 2011, respectively.

(2)	Includes $3.5 and $22.1 of transaction costs related to the sale for the three and nine months ended September 30, 2012, respectively.

The major classes of assets and liabilities included as part of the Information Management business and presented as held for sale were as follows:

	At September 30, 2012	At December 31, 2011
Assets:
Current assets	$—	$90.5
Property and equipment, net	—	21.5
Other assets	—	284.6
Total assets	$—	$396.6
Liabilities:
Current liabilities	—	64.8
Other liabilities	—	45.8
Total liabilities	$—	$110.6

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

(4) EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY
Earnings per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

		Continuing Operations		Discontinued Operations		Total
Three Months Ended September 30, 2012	Shares	Income	Per Share Amount	Income	Per Share Amount	Per Share Amount
Basic EPS	111.2	$30.3	$0.27	$(2.4)	$(0.02)	$0.25
Effect of dilutive securities:
Stock-based compensation arrangements	1.9	—	—	—	—	—
Convertible Debt	2.4	—	(0.01)	—	—	(0.01)
Diluted EPS	115.5	$30.3	$0.26	$(2.4)	$(0.02)	$0.24

Nine Months Ended September 30, 2012
Basic EPS	114.2	$(2.0)	$(0.02)	$70.6	$0.62	$0.60
Effect of dilutive securities:
Stock-based compensation arrangements	—	—	—	—	—	—
Convertible Debt	—	—	—	—	—	—
Diluted EPS	114.2	$(2.0)	$(0.02)	$70.6	$0.62	$0.60

Three Months Ended September 30, 2011
Basic EPS	120.1	$191.3	$1.59	$22.4	$0.19	$1.78
Effect of dilutive securities:
Stock-based compensation arrangements	1.7	—	(0.02)	—	(0.01)	(0.03)
Convertible Debt	—	—	—	—	—	—
Diluted EPS	121.8	$191.3	$1.57	$22.4	$0.18	$1.75

Nine Months Ended September 30, 2011
Basic EPS	120.9	$243.2	$2.01	$37.1	$0.31	$2.32
Effect of dilutive securities:
Stock-based compensation arrangements	2.1	—	(0.03)	—	(0.01)	(0.04)
Convertible Debt	—	—	—	—	—	—
Diluted EPS	123.0	$243.2	$1.98	$37.1	$0.30	$2.28
The diluted EPS calculation excludes the effect of 1.4 outstanding stock options for the three and nine months ended September 30, 2012 and 3.9 outstanding stock options for the three and nine months ended September 30, 2011 because their effect is anti-dilutive. The calculation also excludes the effect of 1.9 restricted stock units and 2.4 shares related to the 2029 Convertible Debentures for the nine months ended September 30, 2012 because their effect is anti-dilutive. As the Company reported a Net Loss from Continuing Operations for the nine months ended September 30, 2012, diluted shares outstanding are equivalent to basic shares outstanding. As described more fully in Note 9, the Company issued approximately $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Convertible Debentures). The 2029 Convertible Debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares per one thousand in principal amount of debentures. The conversion rate will be subject to adjustments for certain events outlined in the indenture governing the Debentures (the Indenture), including payment of dividends. There were 2.4 dilutive shares related to the 2029 Convertible Debentures for the three months ended September 30, 2012.
Shareholders’ Equity
The Company repurchased 3.7 and 8.6 shares of its common stock during the three and nine months ended September 30, 2012, respectively, at an average price of $15.56 and $14.61 per share for a total of $57.1 and $125.7 under defined repurchase plans. Based upon timing of the transactions, $5.4 of shares repurchased had not settled as of September 30, 2012. These shares are excluded from outstanding shares at the end of the current quarter and will be settled in cash during the fourth quarter of 2012. As of September 30, 2012, the Company had the authority to repurchase an additional $198.1 of outstanding common shares pursuant to current authorizations. The Company also repurchased 1.9 shares at an average price of $15.92 for aggregate proceeds of $30.4 subsequent to September 30, 2012 through October 30, 2012.
Dividends
On May 8, 2012, the Company announced that its Board of Directors declared an initial quarterly cash dividend of $0.05. The initial quarterly cash dividend was paid on July 6, 2012 to all shareholders of record as of June 22, 2012. On July 26, 2012, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05, which was paid on October 5, 2012 to all shareholders of record as of September 21, 2012. On October 23, 2012, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05, which is expected to be paid on January 4, 2013 to all shareholders of record as of December 21, 2012. The Board expects that future cash dividends will be paid on a quarterly basis. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on the Company's future earnings, cash flow, financial condition, financial covenants and other relevant factors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$—	$—	$—	$359.8
Income from operations	—	—	—	61.2
Net income	—	—	—	60.8
We accounted for our interest in the Cellular Partnerships under the equity method of accounting prior to the sale. The Company’s equity in earnings of equity method investees for the three and nine months ended September 30, 2012 and 2011, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Convergys’ equity in earnings of Cincinnati SMSA Limited Partnership	$—	$—	$—	$20.5
Convergys’ equity in earnings of Cincinnati SMSA Tower Holdings LLC	—	—	—	0.9
Transaction costs related to the sale of Convergys' interest in Cellular Partnerships	—	—	—	(1.2)
Gain on sale of Convergys' interest in Cellular Partnerships	—	265.0	—	265.0
Total earnings and gain from Cellular Partnerships, net	$—	$265.0	$—	$285.2

(6) EMPLOYEE BENEFIT PLANS
The Company sponsors a frozen defined benefit pension plan, which includes both a qualified and non-qualified portion, for eligible employees (the Cash Balance Plan) in North America. The Company recorded a liability of $92.9 and $97.1 as of

September 30, 2012 and December 31, 2011, respectively, for the Cash Balance Plan. In addition, the Company sponsors an unfunded defined benefit plan for certain eligible employees in the Philippines. The Company recorded a liability of $20.2 and $14.9 as of September 30, 2012 and December 31, 2011, respectively, for the Philippines plan. Components of pension cost for these plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest cost on projected benefit obligation	$3.0	$3.0	$8.9	$9.0
Service cost	1.8	1.1	5.3	3.0
Curtailment benefit	—	—	(0.2)	—
Expected return on plan assets	(2.9)	(2.9)	(8.8)	(8.5)
Amortization and deferrals - net	2.8	2.3	8.4	5.8
Pension cost	$4.7	$3.5	$13.6	$9.3
The Company recognized a $0.2 curtailment benefit during the nine months ended September 30, 2012 related to the impact of the sale of the Information Management business. The Company contributed $10.8 to fund the Cash Balance Plan during the first nine months of 2012.
The Company also sponsors a non-qualified, unfunded executive deferred compensation plan and a supplemental, non-qualified, unfunded plan for certain senior executive officers. Components of pension cost for the unfunded executive pension plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest cost on projected benefit obligation	$0.3	$0.3	$0.7	$1.0
Service cost	(0.1)	0.1	—	0.4
Curtailment loss (benefit)	0.3	—	0.1	(1.5)
Amortization and deferrals - net	—	—	(0.1)	—
Pension cost	$0.5	$0.4	$0.7	$(0.1)
The Company recognized a $0.3 and $0.1 curtailment loss for the three and nine months ended September 30, 2012, respectively, due to the sale of Information Management and subsequent corporate restructuring initiatives and a $1.5 curtailment benefit during the nine months ended September 30, 2011 related to the resignation of a senior executive.
The Company maintains investments in certain securities, included within short-term investments in the Consolidated Balance Sheets, which are held in a grantor trust for the benefit of participants of the unfunded executive deferred compensation plan. This investment was made in securities reflecting the hypothetical investment balances of plan participants. As of September 30, 2012, the Company maintained investment securities with a fair value of $19.6 classified as trading securities.
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

(7) RESTRUCTURING
2012 Restructuring
During the third quarter of 2012, the Company recognized $1.4 of incremental restructuring due to changes in estimates for certain severance and facility reserves previously recorded. For the nine months ended September 30, 2012, the Company recorded restructuring charges of $9.0, consisting of $8.6 of severance-related charges and $0.4 of facility-related charges, as described below. The $8.6 of severance-related charges consists of $6.4 at Corporate and $2.2 at Customer

Management, related to approximately 100 professional employees. The $6.4 of restructuring charges at Corporate reflects the changes in the Company's executive team and realignment of Corporate overhead as a result of the sale of the Information Management business. These severance-related charges are expected to be substantially paid in cash by March 31, 2013 pursuant to the Company's severance policies. The total remaining liability under this severance-related restructuring plan, which is included within Payables and other current liabilities on the Company's Consolidated Balance Sheets was $4.1 as of September 30, 2012.
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
Facilities Restructuring
During the third quarter of 2012, the Company recognized $0.4 of incremental facility-related restructuring charges due to a change in estimate for a previously closed facility. The Company's facilities restructuring reserves are equal to the estimated future costs associated with the facilities, net of proceeds from any probable future sublease agreements. The Company uses estimates, based on consultation with the Company’s real estate advisers, to determine the proceeds from any future sublease agreements. The Company continues to evaluate these estimates in recording the facilities abandonment charge. The remaining liability for these facilities, which is included within Payables and other current liabilities on the Company’s Consolidated Balance Sheets was $0.5 as of September 30, 2012 and $0.5 as of December 31, 2011.

(8) STOCK-BASED COMPENSATION PLANS
The Company’s operating results for the three and nine months ended September 30, 2012 included long-term incentive plan expense of $5.3 and $15.8, respectively, compared to $3.9 and $12.5, respectively, for the same periods in 2011. Long-term incentive plan expense includes expense related to discontinued operations of $1.4 in 2012 prior to completion of the sale of the IM business, and $0.6 and $1.8 for the three and nine months ended September 30, 2011, respectively. Long-term incentive plan expense includes: (a) incentive plan expense that is paid in cash based on relative shareholder return and (b) stock compensation expense. Stock compensation expense for the three and nine months ended September 30, 2012 was $5.6 and $16.2, respectively, compared to $3.7 and $12.1 for the same periods in 2011.
Stock Options
A summary of stock option activity for the nine months ended September 30, 2012 is presented below:

Shares in Millions Except Per Share Amounts	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Fair Value at Date of Grant (per share)
Options outstanding at January 1, 2012	3.9	$23.90	2.1	$10.17
Options exercisable at January 1, 2012	3.2	$25.97	0.7	$9.15
Granted	0.7	12.79	9.3	3.43
Exercised	(0.6)	11.77
Forfeited	(2.4)	31.85
Options outstanding at September 30, 2012	1.6	$12.71	5.4	$4.20
Options exercisable at September 30, 2012	0.7	$12.07	1.3	$4.74
Approximately one-half of the stock options granted during 2012 vest in 2 years and the remaining vest in 3 years. The weighted average fair value at grant date of $3.43 per option granted included assumptions of a strike price of $12.79, a 30.74% implied volatility and an expected term of 4.5 years. These option grants resulted in stock compensation expense of $0.5 in the first nine months of 2012.
Restricted Stock Awards
During the nine months ended September 30, 2012 and 2011, the Company granted 1.5 shares and 1.5 shares, respectively, of restricted stock units. The weighted-average fair values of these grants were $12.97 and $13.76 per share, respectively. Included in these amounts were 0.6 shares and 0.5 shares, respectively, of performance-based restricted stock units granted at the fair value of $12.93 and $13.77 per share, respectively, equal to the Company’s share price at grant date, that vest upon the Company’s satisfaction of certain financial performance conditions. These grants provide for payout based upon the extent to which the Company achieves certain EBITDA targets, as determined by the Compensation and Benefits Committee of the Board of Directors, over a two-year period. Payout levels range from 50% to 200% of award shares earned. No payout can be earned if performance is below the minimum threshold level. Compensation cost related to these grants will be adjusted based upon expected performance as compared to defined targets.

The total compensation cost related to non-vested time-based and performance-based restricted stock units not yet recognized as of September 30, 2012 was approximately $10.8 and $2.8, respectively, which is expected to be recognized over a weighted average of 1.0 years and 0.6 years, respectively. Changes to non-vested time-based and performance-based restricted stock and restricted stock units for the nine months ended September 30, 2012 were as follows:
Time-based Restricted Stock Units

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2011	2.1	$11.72
Granted	0.9	13.00
Vested	(1.1)	10.60
Forfeited	(0.4)	13.00
Non-vested at September 30, 2012	1.5	$12.94
Performance and Market-based Restricted Stock Units

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2011	1.8	$10.31
Granted	0.6	12.93
Vested	(1.1)	9.60
Forfeited	(0.3)	10.72
Non-vested at September 30, 2012	1.0	$12.69

(9) DEBT AND CAPITAL LEASE OBLIGATIONS
Debt and capital lease obligations consist of the following:

	September 30, 2012	December 31, 2011
Revolving credit facilities	$—	$—
2029 Convertible Debentures	58.1	57.5
Capital Lease Obligations	2.2	58.5
Accounts Receivable Securitization	—	—
Other	0.3	11.1
Total debt	60.6	127.1
Less current maturities	0.7	6.2
Long-term debt	$59.9	$120.9
Prior to the second quarter of 2012, the Company leased an office complex in Orlando, Florida under a five year agreement that began on June 30, 2010. In the second quarter of 2012, the Company exercised its option to purchase its leased office facility by discharging the related lease financing obligation in the aggregate principal amount of $55.0. Total capital lease obligations subsequent to the purchase were $2.2 at September 30, 2012 compared to $58.5 at December 31, 2011.
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
Convergys has two borrowing options available under the 2011 Credit Facility: (i) a competitive advance option which will be provided on an uncommitted competitive advance basis through an auction mechanism and (ii) a revolving credit option which will be provided on a committed basis. Under each option, amounts borrowed and repaid may be re-borrowed subject to availability. Borrowings under the 2011 Credit Facility bear interest at one of the rates described in the 2011 Credit Facility. The 2011 Credit Facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratios (as defined in the 2011 Credit Facility). The Company’s interest coverage ratio, defined as the ratio of EBITDA to consolidated interest expense, cannot be less than 4.00 to 1.00 as determined on a rolling four quarter basis. The Company’s debt-to-EBITDA ratio cannot be greater than 3.00 to 1.00 until December 31, 2012 and 2.75 to 1.00 after December 31, 2012. The 2011 Credit Facility also contains customary representations and warranties. In the event of a default, the lenders may terminate the commitments and declare the amounts outstanding, and all accrued interest, immediately due and payable. The maturity date of the 2011 Credit Facility is March 11, 2015 except that, upon the satisfaction of certain conditions, Convergys may extend the maturity date by one year twice during the term. Convergys will pay an annual facility fee regardless of utilization. At September 30, 2012, the facility was undrawn. The Company was in compliance with all covenants at September 30, 2012.
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

The 2029 Convertible Debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares of the Company’s common stock per one thousand dollars in principal amount of Debentures. Upon conversion, the Company will pay cash up to the aggregate principal amount of the converted 2029 Convertible Debentures and settle the remainder of the conversion value of the Debentures in cash or stock at the Company’s option. The conversion rate will be subject to adjustment for certain events outlined in the indenture governing the Debentures (the Indenture), including payment of dividends. The conversion rate will increase for a holder who elects to convert this Debenture in connection with certain share exchanges, mergers or consolidations involving the Company, as described in the Indenture. The 2029 Convertible Debentures, which pay a fixed rate of interest semi-annually, have a contingent interest component that will require the Company to pay interest based on the trading price of the Debentures exceeding a specified threshold at specified times, commencing on September 15, 2019, as outlined in the Indenture. The maximum amount of contingent interest that will accrue is 0.75% per annum of the average trading price of the Debentures during the periods specified in the Indenture. The fair value of this embedded derivative was not significant at September 30, 2012 or December 31, 2011.
During 2009, the Company entered into a $125.0 asset securitization facility collateralized by accounts receivables of certain of its subsidiaries, of which $50.0 was scheduled to expire in June 2010 and $75.0 expires in June 2012. The $50.0 that was scheduled to expire in June 2010 was extended through June 2011. During June 2011, the Company renegotiated the terms of the agreement, increasing the purchase limit to $150.0 and extending the terms to June 2014. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. As of September 30, 2012 and December 31, 2011, the facility was undrawn.
Other debt of $0.3 and $11.1 at September 30, 2012 and December 31, 2011, respectively, consisted of miscellaneous domestic and international borrowings.
At September 30, 2012, future minimum payments of the Company’s debt arrangements are as follows:

Remainder of 2012 and 2013	$1.8
2014	0.7
2015	0.2
2016	—
2017	—
Thereafter	125.0
Total	$127.7

(10) COMMITMENTS AND CONTINGENCIES
Commitments
At September 30, 2012, the Company had outstanding letters of credit of $27.2 and other bond obligations of $1.5 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material. The Company also has purchase commitments with telecommunications providers of $2.9 for the remainder of 2012.
At September 30, 2012, the Company had an outstanding performance bond obligation of $30.0 related to a performance and payment guarantee for the Company’s former HR Management line of business. Subsequent to completion of the sale of the HR Management business, the Company continues to be responsible for this bond obligation. As part of the gain on disposition, the Company recognized a liability equal to the present value of probability weighted cash flows of potential outcomes, a Level 3 fair value measurement. Although the buyer is obligated to indemnify the Company for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of September 30, 2012, the Company maintains a liability of $1.0 for these obligations.
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

In November 2011, one of the Company's call center clients tendered a contractual indemnity claim to Convergys Customer Management Group, Inc., a subsidiary of the Company, relating to a putative class action captioned Brandon Wheelock, individually and on behalf of a class and subclass of similarly situated individuals, v. Hyundai Motor America, Orange County Superior Court, California, Case No. 30-2011-00522293-CU-BT-CJC. The lawsuit alleges that Hyundai Motor America violated California's telephone recording laws by recording telephone calls with customer service representatives without providing a disclosure that the calls might be recorded. Plaintiff is seeking, among other things, an order certifying the suit as a California class action, statutory damages, payment of attorneys' fees and pre- and post-judgment interest. Convergys Customer Management Group, Inc. is not named as a defendant in the lawsuit and has not agreed to indemnify Hyundai. On March 5, 2012, the court sustained a demurrer filed by Hyundai to one of the Plaintiff's causes of action, but overruled the demurrer as the Plaintiff's other cause of action. On March 15, 2012, Plaintiff filed an amended complaint. Hyundai answered the amended complaint on April 16, 2012, by generally denying the allegations and asserting certain affirmative defenses. On May 7, 2012, Hyundai filed a motion for summary judgment based on Hyundai's claim that an exemption under the California recording laws was intended to exempt the type of recording done by Hyundai's call centers. The Court rescheduled a hearing to consider Hyundai's motion for summary judgment from October 18, 2012 to December 13, 2012.
Given the early stage of this matter, the fact that Convergys Customer Management Group, Inc. is not named as a defendant in the lawsuit, and the fact that there has been no determination as to whether Convergys Customer Management Group, Inc. will be required to indemnify Hyundai, the likelihood of losses that may become payable under such claims, the amount of reasonably possible losses associated with such claims, and whether such losses may be material cannot be determined or estimated at this time. The Company has therefore not established a reserve with respect to this matter. The Company believes Convergys Customer Management Group, Inc., has meritorious defenses to Hyundai's demand for indemnification and also believes there are meritorious defenses to Plaintiff's claims in the lawsuit.

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
At September 30, 2012 and December 31, 2011, the Company had foreign currency forward contracts measured at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during the nine months ended September 30, 2012 and 2011. The assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Foreign currency forward contracts (asset position)	$24.6	$—	$24.6	$—
Foreign currency forward contracts (liability position)	$9.1	$—	$9.1	$—

	December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Foreign currency forward contracts (asset position)	$16.9	$—	$16.9	$—
Foreign currency forward contracts (liability position)	$19.3	$—	$19.3	$—

The Company also had investment securities held in a grantor trust for the benefit of participants of the executive deferred compensation plan measured at fair value at September 30, 2012 and December 31, 2011. The fair value of these instruments was measured using the quoted prices in active markets for identical assets (Level 1). The assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$13.4	$13.4	$—	$—
Convergys common stock	4.7	4.7	—	—
Money market accounts	1.5	1.5	—	—
Total	$19.6	$19.6	$—	$—

	December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$15.9	$15.9	$—	$—
Convergys common stock	5.1	5.1	—	—
Money market accounts	1.7	1.7	—	—
Total	$22.7	$22.7	$—	$—
At September 30, 2012, the Company held time deposits with maturities greater than 90 days and less than 180 days measured at fair value. The fair value of these instruments was measured using the quoted prices in active markets for identical assets (Level 1). The assets measured at fair value on a recurring basis as of September 30, 2012 were as follows:

	September 30, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short Term Investments:
Cash Time Deposits	$12.5	$12.5	$—	$—
Total	$12.5	$12.5	$—	$—

Fair values of cash equivalents and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. The fair value of short-term debt approximates its recorded value because of its short-term nature. Based on quoted market prices at September 30, 2012, the fair value of the $125.0 of the Company’s 2029 Convertible Debentures is $198.7.

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
The Company serves many of its U.S.-based clients using contact center capacity in the Philippines, India, Canada and Colombia. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR), Canadian dollars (CAD) or Colombian pesos (COP), which represents a foreign exchange exposure. Beginning in 2011, the Company entered into a contract with a client priced in Australian dollars (AUD). The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward exchange contracts and options with several financial institutions to acquire a total of PHP 15,270.0 at a fixed price of $341.0 at various dates through December 2014, INR 8,754.0 at a fixed price of $162.5 at various dates through July 2015, CAD 3.0 at a fixed price of $2.8 at various dates through December 2012 and COP 19,500.0 at a fixed price of $9.8 at various dates through December 2013, and to sell a total of AUD 36.3 at a fixed price of $37.3 at various dates through December 2013. These instruments mature within the next 36 months and had a notional value of $553.4 at September 30, 2012 and $619.8 at December 31, 2011. The derivative instruments discussed above are designated and effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	September 30, 2012	December 31, 2011
Forward exchange contracts and options designated as hedging instruments:
Included within other current assets	$15.7	$13.0
Included within other non-current assets	8.9	3.9
Included within other current liabilities	4.6	11.2
Included within other long-term liabilities	2.5	8.1
The Company recorded deferred tax expense of $6.9 and deferred tax benefit of $1.0 related to these derivatives at September 30, 2012 and December 31, 2011, respectively. A total of $10.6 of deferred gains and $1.5 of deferred losses, net of tax, related to these cash flow hedges at September 30, 2012 and December 31, 2011, respectively, were included in accumulated other comprehensive loss (OCL). As of September 30, 2012, deferred gains of $11.1 ($6.9 net of tax), on derivative instruments included in accumulated OCL are expected to be reclassified into earnings during the next twelve months. The following table provides the effect of these derivative instruments on the Company’s Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011:

	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Three Months Ended September 30, 2012
Foreign exchange contracts	$14.0	$4.3	- Cost of providing services and products sold and Selling, general and administrative
Nine Months Ended September 30, 2012
Foreign exchange contracts	$30.0	$10.0	- Cost of providing services and products sold and Selling, general and administrative
Three Months Ended September 30, 2011
Foreign exchange contracts	$(15.4)	$4.3	- Cost of providing services and products sold and Selling, general and administrative
Nine Months Ended September 30, 2011
Foreign exchange contracts	$(14.7)	$10.4	- Cost of providing services and products sold and Selling, general and administrative
The amount recognized related to the ineffective portion of the derivative instruments was not material for the nine months ended September 30, 2012.
The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. The Company recorded a net loss of $1.0 and $1.4 during the nine months ended September 30, 2012 and 2011, respectively, related to changes in fair value of these derivative instruments not designated as hedges. The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income, net in the accompanying Consolidated Statements of Income. The fair value of these derivative instruments not designated as hedges at September 30, 2012 was $2.0.

A few of the Company’s counterparty agreements related to derivative instruments contain provisions that require that the Company maintain collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments in a liability position on September 30, 2012 is $7.1 for which the Company has posted no collateral. Future downgrades in the Company’s credit ratings and/or changes in the foreign currency markets could result in collateral being provided to counterparties.
Short Term Investments
In December 2011, the Company made investments in certain securities, included within short-term investments in the Consolidated Balance Sheets, which are held in a grantor trust for the benefit of participants of the executive deferred compensation plan, which was frozen during the fourth quarter of 2011. This investment was made in securities reflecting the hypothetical investment balances of plan participants. As of September 30, 2012, the Company maintained investment securities with a fair value of $19.6 classified as trading securities. The investment securities include exchange-traded mutual funds, common stock of the Company and money market accounts. These securities are carried at fair value, with gains and losses, both realized and unrealized, reported in other income (expense), net in the Consolidated Statements of Income. The cost of securities sold is based upon the specific identification method. Interest and dividends on securities classified as trading are included in other income (expense), net.
Additionally, during the second quarter of 2012, the Company made investments in time deposits with maturities greater than 90 days and less than 180 days, included within short-term investments in the Consolidated Balance Sheets. As of September 30, 2012, the Company maintained short-term time deposits with a fair value of $12.5.

(13) INCOME TAXES
The liability for unrecognized tax benefits was $55.3 and $112.3 at September 30, 2012 and December 31, 2011, respectively, and is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. The decline from December 31, 2011 to September 30, 2012 is primarily due to the effective settlement of audits and the sale of the Information Management business. The total amount of unrecognized tax benefits that would affect income tax expense if recognized in the Consolidated Financial Statements is $46.2. This amount includes interest and penalties of $16.4. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between approximately $3 and $10 in the next twelve months; however, actual developments in this area could differ from those currently expected.

The effective tax rate on net income from continuing operations was 18.3% for the three months ended September 30, 2012 compared to 34.2% in the same period last year. The lower tax rates in the current period is primarily due to a shift in the geographic mix of worldwide income and certain discrete items that were recorded in the third quarter of 2012. The Company recognized tax expense of $1.7 on a pre-tax loss from continuing operations of $0.3 for the nine months ended September 30, 2012 compared to an effective tax rate of 32.6% in the same period in the prior year. Current year tax expense is primarily due to non-deductible goodwill impairment charge recognized in the second quarter of 2012.

(14) GOODWILL AND OTHER INTANGIBLE AND LONG-LIVED ASSETS
Goodwill
Goodwill decreased to $578.2 at September 30, 2012 from $621.5 at December 31, 2011 due to a $46.0 goodwill impairment charge recorded within the asset impairment caption in the accompanying Consolidated Statements of Income.
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
Completion of the sale of the Information Management business qualified as a triggering event for an interim assessment of goodwill impairment for the Company's Information Management and CIT reporting units during the second quarter of

2012. Based upon the purchase price for the Information Management business, the triggering event did not indicate an impairment of the Information Management reporting unit.
The sale of the Information Management business impacted the sale of certain products developed by the CIT reporting unit and co-marketed by CIT and the Information Management business. Due in part to this transition, the fair value of the CIT reporting unit was determined to be less than its carrying value. The conclusion of step two of the impairment analysis resulted in the impairment of the entire $46.0 goodwill balance of this reporting unit. The Company recorded a $46.0 ($44.4 net of tax) goodwill impairment charge, included within operating income, during the second quarter of 2012. Fair value was determined based on a discounted cash flow analysis which contains significant unobservable inputs that fall within Level 3 of the fair value hierarchy under U.S. GAAP.

Intangible Assets
Intangible assets (including software and customer relationships) decreased to $36.1 at September 30, 2012 from $44.8 at December 31, 2011, principally due to amortization. As of September 30, 2012, the Company’s total identifiable intangible assets, acquired primarily through business combinations, consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$41.3	$(25.4)	$15.9
Trademarks	10.0	(10.0)	—
Customer relationships and other intangibles	119.6	(99.4)	20.2
Total	$170.9	$(134.8)	$36.1
The intangible assets are being amortized using the following amortizable lives: 5 to 8 years for software, 4 years for trademarks, and 7 to 12 years for customer relationships and other intangibles. The remaining weighted average depreciation period for software is 3.7 years. The remaining weighted average amortization period for trademarks, customer relationships and other intangibles is 6.4 years. Amortization of software is included within depreciation expense as the underlying assets are classified within property, plant and equipment.
Trademarks, customer relationships, and other intangibles amortization expense was $5.1 and $5.6 for the nine months ended September 30, 2012 and 2011, respectively, and is estimated to be approximately $6.6 for the year ended December 31, 2012. The related estimated expense for the five subsequent years ended December 31 is as follows:

2013	$5
2014	3
2015	2
2016	2
2017	2
Thereafter	5

Long-Lived Assets
The Company evaluates its property, plant and equipment when events or circumstances indicate a possible inability to recover their carrying amounts. During the second quarter of 2012, the Company committed to a plan to sell its Corporate office facilities in Cincinnati, Ohio. At June 30, 2012, the facility met the "Held-for-Sale" criteria set forth in U.S. GAAP, resulting in classification of $30.3 of property, plant and equipment as held-for-sale; the book value was adjusted to its fair value less costs to sell, resulting in an impairment charge of $42.6 ($27.0 after tax) recorded within the asset impairment caption in the accompanying Consolidated Statements of Income. This facility continues to be presented as held-for-sale at September 30, 2012. Fair value was determined based on discounted cash flow analysis which contains significant unobservable inputs that fall within Level 3 of the fair value hierarchy under U.S. GAAP.

(15) PAYABLES AND OTHER CURRENT LIABILITIES

	At September 30, 2012	At December 31, 2011
Accounts payable	$37.0	$41.9
Accrued income and other taxes	34.6	42.0
Accrued payroll-related expenses	124.5	102.0
Derivative liabilities	6.6	11.2
Accrued expenses	88.3	66.0
Deferred revenue and government grants	27.4	46.3
Restructuring and exit costs	4.6	1.8
	$323.0	$311.2

(16) BUSINESS SEGMENT INFORMATION
As discussed in Note 1, prior to the first quarter of 2012, the Company had two reportable segments: (i) Customer Management, which provides agent-assisted services, self-service, and intelligent technology care solutions; and (ii) Information Management, which provided business support system (BSS) solutions. In connection with the sale of the Information Management line of business, the Company reorganized its reportable segments into one segment, Customer Management. This is consistent with the Company's management of the business and reflects its internal financial reporting structure and operating focus.
The Company does not allocate activities below the operating income level to its reported segment. The Company’s business segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Customer Management	$501.5	$490.9	$1,487.2	$1,419.0
Corporate and Other	6.1	2.4	9.0	13.7
	$507.6	$493.3	$1,496.2	$1,432.7
Depreciation:
Customer Management	$17.8	$14.9	$51.8	$44.5
Corporate and Other(3)	1.9	4.0	8.7	12.0
	$19.7	$18.9	$60.5	$56.5
Amortization:
Customer Management	$1.4	$1.9	$5.1	$5.6
	$1.4	$1.9	$5.1	$5.6
Restructuring
Customer Management	$1.4	$1.0	$2.6	$1.0
Corporate and Other	—	0.2	6.4	0.2
	$1.4	$1.2	$9.0	$1.2
Asset Impairment:
Customer Management	$—	$—	$46.0	$—
Corporate and Other	—	—	42.6	—
	$—	$—	$88.6	$—
Operating Income (Loss):
Customer Management	$44.0	$39.0	$76.5	$108.5
Corporate and Other(1)	(4.9)	(10.9)	(68.9)	(29.3)
	$39.1	$28.1	$7.6	$79.2
Capital Expenditures:(2)
Customer Management	$15.7	$10.6	$43.4	$35.2
Corporate and Other(3)	9.1	5.9	22.2	11.6
	$24.8	$16.5	$65.6	$46.8

(1)
Includes costs previously allocated to the Information Management line of business that did not meet the criteria for presentation within discontinued operations of $8.8 for the nine months ended September 30, 2012 compared to $6.3 and $17.8 for the three and nine months ended September 30, 2011, and $2.0 and $1.5 benefit associated with the pension and other post employment curtailment for the nine months ended September 30, 2012 and 2011, respectively.

(2)	Excludes proceeds from the disposal of property and equipment.

(3)	Includes shared services-related capital expenditures and depreciation.

ITEM 2.
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in Millions Except Per Share Amounts)

BACKGROUND

Convergys Corporation (the Company or Convergys) is a global leader in customer management. We provide solutions that drive value from the relationships our clients have with their customers. We turn these everyday interactions into a source of profit and strategic advantage for our clients. For over 25 years, our unique combination of domain expertise, operational excellence and innovative technologies has delivered process improvement and actionable business insight to clients to enhance their relationships with customers.

Operations and Structure
Prior to the first quarter of 2012, we had two reportable segments, Customer Management and Information Management. In March 2012, we signed a definitive agreement to sell the Information Management line of business to NEC Corporation for $449.0 in cash. The sale closed in May 2012, for which we received $456.4 in cash, including $10.9 for working capital adjustments. The Company received an additional $4.2 in cash previously held in escrow during the third quarter of 2012. As a result of the sale of the Information Management business, the operating results and assets and liabilities related to Information Management have been reflected as discontinued operations for all periods presented. The total gain on the sale of the Information Management business amounted to $98.5 pretax and $14.4, net of taxes, through September 30, 2012, subject to final working capital adjustments.

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

Agent-related revenues, which accounted for more than 90% of Customer Management revenues for the nine months ended September 30, 2012, are typically recognized as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. Customer Management's remaining revenues are derived from the sale of premise-based and hosted automated self-care and technology solutions and provision of professional services. Revenues from the sale of these solutions and provision of services are typically recognized as services are provided over the duration of the contract using contractual rates.

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

FORWARD-LOOKING STATEMENTS
This report contains statements, estimates, or projections that constitute "forward-looking statements" as defined under U.S. federal securities laws. In some cases, one can identify forward looking statements by terminology such as "will," "expect," "estimate," "think," "forecast," "guidance, "outlook," "plan," "lead," "project" or other comparable terminology. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks include, but are not limited to: (i) the loss of a significant client or significant business from a client; (ii) the future financial performance of major industries that we serve; (iii) our inability to protect personally identifiable data against unauthorized access or unintended release; (iv) our inability to maintain and upgrade our technology and network equipment in a timely manner; (v) international business and political risks, including economic weakness and operational disruption as a result of natural events, political unrest, war, terrorist attacks or other civil disruption; (vi) the failure to meet expectations regarding the accounting and tax treatments of the Information Management transaction; (vii) higher than expected costs of replacing services provided by the Information Management business to the rest of Convergys' businesses; (viii) higher than expected costs of providing transition services and other support to the Information Management business and (ix) those factors contained in our periodic reports filed with the SEC, including in the "Risk Factors" section of our most recent Annual Report on Form 10-K. The forward-looking information in this document is given as of the date of the particular statement and we assume no duty to update this information. Our filings and other important information are also available on the investor relations page of our web site at www.convergys.com

RESULTS OF OPERATIONS
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
In order to assess the underlying operational performance of the continuing operations of the business, we provide non-GAAP financial measures in the tables below that exclude the following: 1) asset impairment charges of $88.6 for the nine months ended September 30, 2012, including $46.0 for impairment of goodwill of the CIT reporting unit and $42.6 for impairment of facilities classified as held for sale as discussed in Note 14 of the Notes to Consolidated Financial Statements; 2) Corporate restructuring charges resulting from the sale of the Information Management business of $6.4 for the nine months ended September 30, 2012 as discussed in Note 7 of the Notes to Consolidated Financial Statements; 3) pension and other post employment benefit plan curtailment benefit of $2.7 for the nine months ended September 30, 2012, including $4.1 of curtailment credits from pension and other post employment benefit plans as discussed in Note 6 of the Notes to Consolidated Financial Statements and $1.4 of post-retirement benefit costs related to changes in the executive management team; 4) certain costs previously allocated to the Information Management business that are now included in continuing operations as discussed above and in more detail in Note 3 of the Notes to Consolidated Financial Statements (these costs were $6.3 for the three months ended September 30, 2011, and $8.8 and $17.8 for the nine months ended September 30, 2012 and 2011, respectively); 5) the gain on the sale of the Finance and Accounting outsourcing line of business of $7.0, for the nine months ended September 30, 2011, reported within other income; 6) incremental interest expense of $1.1 related to the purchase of the Orlando facility for the nine months ended September 30, 2012; 7) the gain on the sale of our interests in the Cellular Partnerships of $265.0 for the three and nine months ended September 30, 2011; and 8) for comparability to current period results, the earnings from our investment in the Cellular Partnerships of $20.2 for the nine months ended September 30, 2011.
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
Net charges on a per share basis include an adjustment to Diluted EPS utilizing diluted shares outstanding of 118.5 for the nine months ended September 30, 2012. We recorded a net loss from continuing operations for the nine months ended September 30, 2012 under U.S. GAAP; therefore, shares outstanding utilized to calculate diluted EPS from continuing operations are equivalent to basic shares outstanding. Shares outstanding utilized to calculate Adjusted Diluted EPS from continuing operations reflect the number of diluted shares we would have reported if reporting net income from continuing operations under U.S. GAAP.
Management uses adjusted EBITDA to monitor and evaluate the performance of the business and believes the presentation of these measures will enhance investors’ ability to analyze trends in the business and evaluate our underlying performance relative to other companies in the industry. Adjusted EBITDA should not be considered in isolation or as a substitute for income from continuing operations, net of tax, or other income statement data prepared in accordance with GAAP and our presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. Management uses both the non-GAAP measure, adjusted EBITDA, and the GAAP measure, income from continuing operations, net of tax, in its evaluation of underlying performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above. This non-GAAP measure should be considered supplemental in nature and should not be construed as being more important than comparable GAAP measures.

CUSTOMER MANAGEMENT RESULTS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	%	2012	2011	Change	%
Revenues:
Communications	$312.4	$300.3	$12.1	4	$902.8	$844.1	$58.7	7
Technology	42.0	40.9	1.1	3	126.4	128.4	(2.0)	(2)
Financial services	50.2	51.9	(1.7)	(3)	155.3	161.4	(6.1)	(4)
Other	96.9	97.8	(0.9)	(1)	302.7	285.1	17.6	6
Total revenues	501.5	490.9	10.6	2	1,487.2	1,419.0	68.2	5
Cost of providing services and products sold	321.3	315.3	6.0	2	954.4	908.6	45.8	5
Selling, general and administrative	113.3	115.4	(2.1)	(2)	342.1	339.9	2.2	1
Research and development costs	2.3	3.4	(1.1)	(32)	8.7	10.9	(2.2)	(20)
Depreciation	17.8	14.9	2.9	19	51.8	44.5	7.3	16
Amortization	1.4	1.9	(0.5)	(26)	5.1	5.6	(0.5)	(9)
Restructuring	1.4	1.0	0.4	NM	2.6	1.0	1.6	NM
Asset impairment	—	—	—	NM	46.0	—	46.0	NM
Total costs and expenses	457.5	451.9	5.6	1	1,410.7	1,310.5	100.2	8
Operating Income as reported under U.S. GAAP	44.0	39.0	5.0	13	76.5	108.5	(32.0)	(29)

Asset impairment	—	—			46.0	—
Adjusted Operating Income (a non-GAAP measure)	44.0	39.0	5.0	13	122.5	108.5	14.0	13

Depreciation and Amortization	19.2	16.8	2.4		56.9	50.1	6.8
Adjusted EBITDA	63.2	55.8	7.4	13	179.4	158.6	20.8	13

Operating Margin	8.8%	7.9%			5.1%	7.6%
Adjusted Operating Margin	8.8%	7.9%			8.2%	7.6%
Adjusted EBITDA Margin	12.6%	11.4%			12.1%	11.2%
Three Months Ended September 30, 2012 versus Three Months Ended September 30, 2011
Revenues
Customer Management revenues for the third quarter of 2012 were $501.5, a 2% increase from the third quarter of 2011. Revenues from the communications vertical increased 4% from the third quarter of 2011 due to volume increases with several large clients. Revenues from the technology vertical increased 3% from the third quarter of 2011 due to volume increases from existing and new clients partially offset by program completions with one client. Revenues from the financial services vertical decreased 3% from the third quarter of 2011, primarily reflecting program completions including client migrations from legacy technology offerings. Other revenues, which are comprised of clients outside of Customer Management’s three largest verticals, decreased 1% from the third quarter of 2011. This decrease is attributable to program completions partially offset by volume increases with an existing client.
Operating Costs and Expenses
Customer Management total operating costs and expenses of $457.5 increased 1% from the third quarter 2011 costs of $451.9. Customer Management cost of providing services and products sold during the third quarter of 2012 increased 2% to $321.3 from the third quarter of 2011. As a percentage of revenues, cost of providing services and products sold was 64.1%, compared to 64.2% in the prior year period. Selling, general and administrative expenses of $113.3 in the third quarter of 2012 decreased 2% as compared to $115.4 during the same period in 2011. As a percentage of revenues, selling, general and administrative expense was 22.6%, compared to 23.5% in the prior year, reflecting cost reduction actions previously taken and continued efforts to control costs. Customer Management depreciation expense of $17.8 increased $2.9 from the prior year quarter reflecting an increase in capital expenditures related to increased capacity. As noted under the "Restructuring Charges" heading, we recognized an incremental restructuring charge of $1.4 during the third quarter of 2012 due to changes in estimates for certain severance and facility reserves previously recorded.
Operating Income
As a result of the factors above, Customer Management third quarter 2012 operating income and margin were $44.0 and 8.8%, respectively, compared to $39.0 and 7.9%, respectively, in the third quarter of 2011.

Nine Months Ended September 30, 2012 versus Nine Months Ended September 30, 2011
Revenues
Customer Management revenues for the first nine months of 2012 were $1,487.2, a 5% increase from the first nine months of 2011. Revenues from the communications vertical increased 7% from the first nine months of 2011 reflecting higher volumes from several large clients. Revenues from the technology vertical decreased 2% from the first nine months of 2011 primarily due to volume reductions and program completions partially offset by volume increases with new and existing clients. Revenue from the financial services vertical decreased 4% from the first nine months of 2011 primarily reflecting volume reductions and program completions, including client migrations from legacy technology offerings, partially offset by revenue from a new client. Other revenues which are comprised of clients outside of Customer Management's three largest verticals, increased 6% from the first nine months of 2011. This increase is attributable to volume increases and new programs with existing clients.

Operating Costs and Expenses
Customer Management total operating costs and expenses of $1,410.7 increased 8% from the first nine months of 2011 costs of $1,310.5. Current period costs include $46.0 of non-cash goodwill impairment charge in the Customer Interaction Technology (CIT) reporting unit. Customer Management cost of providing services and products sold during the first nine months of 2012 increased 5% to $954.4 from the first nine months of 2011. As a percentage of revenues, cost of providing services and products sold was 64.2% compared to 64.0% in the prior year period. Selling, general and administrative expenses of $342.1 in the first nine months of 2012 increased 1% as compared to $339.9 in the prior period. As previously discussed in our Quarterly Report of Form 10-Q for the six months ended June 30, 2012 and our Annual Report on Form 10-K for the year-ended December 31, 2011, prior year selling, general and administrative costs include a net benefit of approximately $5 for insurance recoveries in excess of costs incurred. As a percentage of revenues, selling, general and administrative expense was 23.0% as compared to 24.0% in the prior year, reflecting cost reduction actions previously taken and continued efforts to control costs. Customer Management depreciation expense of $51.8 increased $7.3 from the prior year due to an increase in capital expenditures related to increased capacity. As noted under the "Restructuring Charges" heading, we recorded a restructuring charge of $2.6 during the first nine months of 2012, which included incremental restructuring charges due to changes in estimates for certain severance and facility reserves previously recorded, largely to reduce headcount and align resources to future business needs.

Operating Income
As a result of the above, Customer Management's first nine months of 2012 operating income and margin were $76.5 and 5.1%, respectively, compared to $108.5 and 7.6%, respectively, in the first nine months of 2011. Excluding the $46.0 of non-cash goodwill impairment charge, operating income and operating margin increased to $122.5, or 8.2% from $108.5, or 7.6%.

Customer Management EBITDA
We define Customer Management Adjusted EBITDA as operating income excluding the asset impairment charge related to the CIT reporting unit goodwill and before depreciation and amortization. On a segment basis, operating income is the most closely related GAAP measure to the non-GAAP measure adjusted EBITDA. Customer Management Adjusted EBITDA for the three and nine months ended September 30, 2012 was $63.2 and $179.4, respectively, compared with $55.8 and $158.6 respectively, in the prior year periods.

CONSOLIDATED CONVERGYS RESULTS

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012	2011	Change	%	2012	2011	Change	%
Revenue:
Customer Management	$501.5	$490.9	$10.6	2	$1,487.2	$1,419.0	$68.2	5
Corporate and Other	6.1	2.4	$3.7	NM	9.0	13.7	(4.7)	(34)
Total Revenues	507.6	493.3	$14.3	3	1,496.2	1,432.7	63.5	4
Operating Costs:
Cost of providing services and products sold	325.7	316.7	9.0	3	959.9	916.8	43.1	5
Selling, general and administrative	118.0	123.1	(5.1)	(4)	356.8	362.5	(5.7)	(2)
Research and development costs	2.3	3.4	(1.1)	(32)	8.7	10.9	(2.2)	(20)
Depreciation	19.7	18.9	0.8	4	60.5	56.5	4.0	7
Amortization	1.4	1.9	(0.5)	(26)	5.1	5.6	(0.5)	(9)
Restructuring	1.4	1.2	0.2	17	9.0	1.2	7.8	NM
Asset impairment	—	—	—	NM	88.6	—	88.6	NM
Total costs and expenses	468.5	465.2	3.3	1	1,488.6	1,353.5	135.1	10
Operating Income	39.1	28.1	11.0	39	7.6	79.2	(71.6)	(90)

Corporate Restructuring	—	—			6.4	—
Asset impairment	—	—			88.6	—
Pension and other post employment benefit plan curtailment benefit	—	—			(2.7)	—
Information Management costs not qualifying as discontinued operations	—	6.3			8.8	17.8
Adjusted Operating Income (a non-GAAP measure)	39.1	34.4	4.7	14	108.7	97.0	11.7	12

Earnings and gain from Cellular Partnerships, net	—	265.0	(265.0)	NM	—	285.2	(285.2)	NM
Other Income, net	0.8	1.2	(0.4)	NM	2.9	9.0	(6.1)	(68)
Interest Expense	(2.8)	(3.6)	0.8	(22)	(10.8)	(12.5)	1.7	(14)
Income (Loss) before Income Taxes	37.1	290.7	(253.6)	(87)	(0.3)	360.9	(361.2)	NM
Income Tax Expense	6.8	99.4	(92.6)	NM	1.7	117.7	(116.0)	NM
Income (Loss) from Continuing Operations, net of tax	30.3	191.3	(161.0)	(84)	(2.0)	243.2	(245.2)	NM
Total operating charges from above, net of tax	—	3.9	(3.9)	NM	80.3	12.1	68.2	NM
Earnings from Cellular Partnerships of $20.2 for the nine months ended September 30, 2011, net of tax	—	—	—	NM	—	(13.1)	13.1	NM
Gain on sale of interests in Cellular Partnerships of $265.0 for the three and nine months ended September 30, 2011, net of tax	—	(171.8)	171.8	NM	—	(171.8)	171.8	NM

Gain on sale of F&A line of business of $7.0 for the nine months ended September 30, 2011, net of tax	—	—	—	NM		(4.3)	4.3	NM
Debt reduction costs of $1.1 for the nine months ended September 30, 2012, net of tax	—	—	—	NM	0.7	—	0.7	NM
Adjusted Income from Continuing Operations, net of tax (a non-GAAP measure)	30.3	23.4	6.9	29	79.0	66.1	12.9	20

(Loss) Income from Discontinued Operations, net of tax (benefit) expense of ($1.1) and ($7.0) for the three months ended September 30, 2012 and 2011, respectively, and $51.6 and $2.3 for the nine months ended September 30, 2012 and 2011, respectively	(2.4)	22.4	(24.8)	NM	70.6	37.1	33.5	NM
Net Income	$27.9	$213.7	$(185.8)	(87)	$68.6	$280.3	$(211.7)	(76)

	Three Months Ended				Nine Months Ended September 30,
	September 30,				September 30,
	2012	2011	Change	%	2012	2011	Change	%
Diluted Earnings (Loss) Per Common Share:
Continuing Operations	$0.26	$1.57	$(1.31)	(83)	$(0.02)	$1.98	$(2.00)	NM
Impact of net charges above included in continuing operations, net of tax	—	(1.38)	1.38	NM	0.69	(1.44)	2.13	NM
Adjusted diluted earnings per common share from continuing operations (a non-GAAP measure)	0.26	0.19	0.07	37	0.67	0.54	0.13	24

Discontinued Operations	(0.02)	0.18	(0.20)	NM	0.62	0.30	0.32	NM
Diluted earnings per common share	$0.24	$1.75	$(1.51)	(86)	$0.60	$2.28	$(1.68)	(74)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income (Loss) from Continuing Operations, net of tax under U.S. GAAP	$30.3	$191.3	$(2.0)	$243.2
Depreciation and Amortization	21.1	20.8	65.6	62.1
Interest expense	2.8	3.6	10.8	12.5
Income tax expense	6.8	99.4	1.7	117.7
EBITDA (a non-GAAP measure)	61.0	315.1	76.1	435.5
Asset impairment		—	88.6	—
Restructuring		—	6.4	—
Information Management related costs not qualifying as Discontinued Operations		6.3	8.8	17.8
Earnings from interests in Cellular Partnerships, net	—		—	(20.2)
Gain on sale of interests in Cellular Partnerships		(265.0)		(265.0)
Gain on sale of Finance and Accounting outsourcing line of business	—	—	—	(7.0)
Pension and other post employment benefit plan curtailment benefit		—	(2.7)	—
Adjusted EBITDA (a non-GAAP measure)	$61.0	$56.4	$177.2	$161.1

Three Months Ended September 30, 2012 versus Three Months Ended September 30, 2011
Revenues
Consolidated Convergys revenues for the third quarter of 2012 were $507.6 compared to $493.3 for the comparable period last year, primarily reflecting the revenue increase within Customer Management. Third quarter 2012 revenue also includes $6.1 of transition services revenue earned under agreements with NEC Corporation related to the sale of the Information Management business. The transition services agreements vary in duration up to 24 months depending on the type of service provided, and our expectation is that we will substantially eliminate the underlying costs as the transition services complete. Third quarter of 2011 also includes $2.4 of transition services revenue earned under agreements with NorthgateArinso related to the sale of the HR Management business.
Operating Costs and Expenses
Consolidated Convergys total operating costs and expenses for the third quarter of 2012 of $468.5 increased 1% from $465.2. As discussed above, in May 2012, we completed the sale of the Information Management business and, accordingly, the operating results are presented within discontinued operations. Accounting rules require certain costs previously allocated to the Information Management business to be included in continuing operations. These costs prior to the completion of the sale of the Information Management business were $6.3 in the third quarter of 2011. These amounts are included within selling, general and administrative expenses within continuing operations in Corporate and Other. We are taking actions to reduce these costs and expect remaining costs to be substantially offset by revenue resulting from transition services to be provided to the buyer.
See additional information under the "Restructuring Charges" heading below.
Operating Income
Consolidated Convergys operating income was $39.1 for the third quarter of 2012 compared to operating income of $28.1 in the prior year. Excluding the Information Management-related costs, consolidated operating income for the third quarter of 2012 was $39.1 compared to $34.4 in the same period in the prior year.

Non-Operating Items
We do not allocate activities below the operating income level to the reported segment. During the third quarter of 2011, we recorded a pre-tax gain of $265.0, or $171.8 net of tax, from the sale of our investment in the Cellular Partnerships, comprised of our 33.8% interest in Cincinnati SMSA Limited Partnership and our 45.0% interest in the Cincinnati SMSA Tower Holdings LLC, to AT&T, the general partner and a limited partner in both partnerships. Interest expense of $2.8 improved from the prior year reflecting a lower level of debt outstanding throughout the third quarter of 2012.
Income Taxes
Our effective tax rate on net income from continuing operations was 18.3% for the three months ended September 30, 2012 compared to an effective tax rate of 34.2% in the same period last year. The lower tax rate for the three months ended September 30, 2012 is primarily due to a shift in the geographic mix of worldwide income and certain discrete items recorded in the third quarter of 2012
Net Income from Continuing Operations and Earnings per Diluted Share from Continuing Operations
Third quarter 2012 income from continuing operations was $30.3 compared to income of $191.3 in the third quarter of 2011. Therefore, income from continuing operations per diluted share for the three months ended September 30, 2012 was $0.26, compared to $1.57, in the same period of the prior year. Excluding the Information Management-related charges and the gain on the sale of our investments in the Cellular Partnerships, income from continuing operations for the third quarter of 2012 was $30.3, or $0.26 per diluted share compared to $23.4, or $0.19 per diluted share for the same period in the prior year.
Results of Discontinued Operations
The results from discontinued operations reflect the operating results of the Information Management business. Revenues from discontinued operations prior to completion of the sale were $83.6 in the third quarter 2011. The $2.4 loss from discontinued operations, net of tax, recognized in the third quarter of 2012 reflects $3.5 of transaction costs incurred in connection with the sale of the Information Management business, net of $1.1 tax benefit. Loss from discontinued operations, net of tax, per diluted share for the three months ended September 30, 2012 was $0.02 compared to income from discontinued operations, net of tax, per diluted share of $0.18 in the prior year period.

Net Income
Including the results of discontinued operations third quarter 2012 net income and earnings per diluted share were $27.9 and $0.24, respectively, compared with $213.7 and $1.75, respectively, in the third quarter of 2011.

Nine Months Ended September 30, 2012 versus Nine Months Ended September 30, 2011
Revenues
Consolidated Convergys revenues for the first nine months of 2012 were $1,496.2 compared to $1,432.7 for the comparable period last year, primarily reflecting the revenue increase within Customer Management. The first nine months of 2012 revenues also include $9.0 of transition services revenue earned under agreements with NEC Corporation related to the sale of the Information Management business. The transition services agreements vary in duration up to 24 months depending on the type of service provided, and our expectation is that we will substantially eliminate the underlying costs as the transition services are completed. First nine months of 2011 also includes $13.7 of transition services revenue earned under agreements with NorthgateArinso related to the sale of the HR Management business.

Operating Costs and Expenses
Consolidated Convergys total operating costs and expenses for the first nine months of 2012 of $1,488.6 increased 10% from $1,353.5 in the same period last year, primarily due to the $88.6 non-cash impairment charge, consisting of $46.0 for the impairment of goodwill in the Customer Interaction Technology reporting unit, and $42.6 for the impairment of certain facilities within Corporate classified as held for sale. We also recognized a $6.4 restructuring charge and a net $2.7 pension and other post employment benefit plan curtailment benefit during the first nine months of 2012 as a result of the changes in the executive management team and streamlining of Corporate overhead costs as a result of the sale of the Information Management business.
As discussed above, in May 2012, we completed the sale of the Information Management business and, accordingly, the operating results are presented within discontinued operations. Accounting rules require certain costs previously allocated to the Information Management business to be included in continuing operations. These costs were $8.8 in the first nine months of 2012, compared with $17.8 in the same period in the prior year. These amounts are included within selling, general and administrative expenses within continuing operations in Corporate and Other. We are taking actions to reduce these costs and expect remaining costs to be substantially offset by revenue resulting from transition services to be provided to the buyer.
See additional information under the "Restructuring Charges" heading below.

Operating Income
Consolidated Convergys operating income was $7.6 for the first nine months of 2012 compared to operating income of $79.2 in the prior year primarily as a result of the non-cash impairment charge. Excluding the Corporate restructuring charge, asset impairment charge, pension and other post employment benefit plan curtailment benefit and the Information Management-related costs, consolidated operating income for the first nine months of 2012 was $108.7 compared to $97.0 in the same period in the prior year.

Non-operating items
We do not allocate activities below the operating income level to the reported segment. During the first nine months of 2011 we recognized a pre-tax gain of $265.0, $171.8 net of tax, on the sale of out interests in the Cellular Partnerships, as discussed above, and income from our investment in the Cellular Partnerships of $20.2. Interest expense of $10.8 includes $1.1 of incremental interest expense related to the purchase of the Orlando facility which was partially offset by the lower level of debt outstanding throughout the first nine months of 2012.

Income Taxes
We recognized income tax expense of $1.7 on a net loss from continuing operations of $0.3 for the nine months ended September 30, 2012 compared to an effective tax rate of 32.6% in the same period in the prior year. Current year tax expense is primarily due to non-deductible goodwill impairment charge recognized in the second quarter of 2012.

Net Income from Continuing Operations and Earnings per Diluted Share from Continuing Operations
As a result of the above, loss from continuing operations for the nine months ended September 30, 2012 was $2.0 compared to income of $243.2 in the same prior year period. Therefore, loss from continuing operations per diluted share for the nine months ended September 30, 2012 was $0.02, compared with income from continuing operations per diluted share of $1.98, in the same period of the prior year. Excluding the asset impairment, Corporate restructuring, net pension and post employment benefit, incremental interest on debt reduction and other Information Management-related charges in the first nine months of 2012 and utilizing Adjusted Diluted shares as described above, income from continuing operations for the first nine months of 2012 was $79.0, or $0.67 per diluted share. Excluding the income from our investments in the Cellular Partnerships, the gain on the sale of our investment in the Cellular Partnerships, the gain on the sale of the Finance and Accounting outsourcing business and Information Management-related charges during the first nine months of 2011, income from continuing operations was $66.1, or $0.54 per diluted share for the nine months ended September 30, 2011.

Results of Discontinued Operations
The results from discontinued operations reflect the operating results of the Information Management business as well as tax benefits associated with changes in uncertain tax positions related to other previously divested businesses. Revenues from discontinued operations prior to completion of the sale were $128.8 and $240.4 in the nine months ended September 30, 2012 and 2011, respectively. The $70.6 income from discontinued operations, net of tax, recognized in the nine months ended September 30, 2012 reflects income before tax of $23.7 from operating activities of the Information Management business prior to the sale, net tax benefits from operations of divested businesses of $32.5, and a $14.4 gain, net of $84.1 of tax, on the sale of the Information Management business. First nine months of 2012 results from discontinued operations also include $22.1 of costs incurred in connection with the sale of the Information Management business, which is a reduction to the gain on the transaction. Income from discontinued operations, net of tax, per diluted share for the nine months ended September 30, 2012 and 2011 was $0.62 and $0.30, respectively.

Net Income
Including the results of discontinued operations first nine months of 2012 net income and earnings per diluted share were $68.6 and $0.60, respectively, compared to $280.3 and $2.28, respectively, in the first nine months of 2011.

Convergys Consolidated EBITDA
We define adjusted EBITDA as earnings from continuing operations before interest, taxes, depreciation and amortization excluding asset impairment charges, Information Management related impacts, Corporate restructuring charges, and pension and other post employment benefit plan credits in the first nine months of 2012, and excluding the gain on sale of the Finance and Accounting Outsourcing line of business, Information Management related impacts, earnings from our investments in the Cellular Partnerships, and the gain on the sale of our investment in the Cellular Partnerships in the first nine months of 2011. Excluding these items, adjusted EBITDA was $61.0 and $177.2 for the three and nine months ended September 30, 2012, compared to $56.4 and $161.1 for the three and nine months ended September 30, 2011.

RESTRUCTURING CHARGES
2012 Restructuring
During the third quarter of 2012, the Company recognized $1.4 of incremental restructuring due to changes in estimates for certain severance and facility reserves previously recorded. For the nine months ended September 30, 2012, the Company recorded restructuring charges of $9.0, consisting of $8.6 of severance-related charges and $0.4 of facility-related charges, as described below. The $8.6 of severance-related charges consists of $6.4 at Corporate and $2.2 at Customer Management, related to approximately 100 professional employees. The $6.4 of restructuring charges at Corporate reflects the changes in the Company's executive team and realignment of Corporate overhead as a result of the sale of the Information Management business. These severance-related charges are expected to be substantially paid in cash by March 31, 2013 pursuant to the Company's severance policies. The total remaining liability under this severance-related restructuring plan, which is included within Payables and other current liabilities on the Company's Consolidated Balance Sheets was $4.1 as of September 30, 2012.
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
2010 Restructuring
During 2010, we initiated a restructuring plan and incurred a total charge of $28.7 consisting of $19.4 of severance-related charges and $9.3 of facility-related charges. The $19.4 of severance-related charges were comprised of $13.3 at Customer Management largely to reduce headcount and align resources to future business needs, and $6.1 at Corporate to further simplify operations and to reflect the impact of the sale of the HR Management line of business. The full-year severance charge of $19.4 was largely paid in cash pursuant to the Company’s existing severance policy and employment agreements. These actions affected approximately 1,000 professional employees and approximately 1,400 non-salaried employees worldwide and were substantially completed by December 31, 2011. The facility-related charge of $9.3 relates to lease rent accruals and penalties for properties that have closed as the result of consolidating facilities and shifting capacity. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. We used estimates, based on consultation with the Company’s real estate advisors, to determine the proceeds from any future sublease agreements. We will continue to evaluate these estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to these facility closures in the future. Therefore, the Company reviews facility-related reserves on a facility basis rather than a restructuring charge basis. At September 30, 2012 the facility-related restructuring reserve for all reserved facilities had an outstanding balance of $0.5, which will be paid out over several years until the leases expire.
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

Facilities Restructuring
During the third quarter of 2012, the Company recognized $0.4 of incremental facility-related restructuring charges due to a change in estimate for a previously closed facility. The Company's facilities restructuring reserves are equal to the estimated future costs associated with the facilities, net of proceeds from any probable future sublease agreements. The Company uses estimates, based on consultation with the Company’s real estate advisers, to determine the proceeds from any future sublease agreements. The Company continues to evaluate these estimates in recording the facilities abandonment charge.
The remaining liability for these facilities, which is included within Payables and other current liabilities on the Company’s Consolidated Balance Sheets was $0.5 as of September 30, 2012 and $0.5 as of December 31, 2011.

CLIENT CONCENTRATION
During the first nine months of 2012, our three largest clients accounted for 48.4% of our revenues, compared to 46.8% in the same period of 2011. Our largest client, AT&T, accounted for 23.6% of revenues in the first nine months of 2012 as compared to 23.3% of revenue in the same period in the prior year. DIRECTV and Comcast Corporation, our second and third largest clients, comprised 12.4% and 12.4%, respectively, of revenues in the first nine months of 2012. DIRECTV and Comcast Corporation accounted for 11.8% and 11.8%, respectively, of revenues in the same period in the prior year. Revenues for each of these clients is earned under multiple contracts within our Customer Management business. Volumes under certain of our long-term contracts are subject to variation based on, among other things, the spending by clients on outsourced customer support and subscriber levels.

BUSINESS OUTLOOK
Convergys expects improved results from continuing operations for the full year 2012 compared with prior guidance, including:
•Customer Management revenue of $1,985 to $2,000, revised from prior guidance of $1,975 to $2,000;
•Adjusted EBITDA of $235 to $239, improving from prior guidance of $225 to $232;

•	Adjusted EPS of $0.89 to $0.92, improving from prior guidance of $0.80 to $0.85.
Not included in this guidance is the impact of any future strategic acquisitions or additional share repurchase activities. Also not included in this guidance are results classified within discontinued operations, including the impact of the sale of the Information Management business as well as other costs that may be incurred related to or as a result of the transaction. Costs that may be incurred as a result of the transaction include expected fourth quarter pension settlement charges resulting from the sale.
To provide a relevant comparison of 2012 guidance for results from continuing operations with prior year 2011 underlying performance, a table is provided below that reconciles 2011 GAAP to 2011 non-GAAP operating income, income from continuing operations, earnings from continuing operations per share and adjusted EBITDA, excluding results from discontinued operations, equity earnings from the Cellular Partnerships, the impacts of the Cellular Partnerships and Finance and Accounting asset sales, Information Management-related costs included in continuing operations and certain other tax items. See "Results of Operations," above, for information regarding our use of non-GAAP financial measures.

CONVERGYS CORPORATION
Reconciliation of GAAP results from Continuing Operations to non-GAAP metrics for Comparison to 2012 Guidance
(In Millions Except Per Share Amounts)

	2011
	Q1	Q2	Q3	Q4	YTD
Operating Income under U.S. GAAP as historically reported	$37.0	$38.1	$43.5	$49.7	$168.3
IM operating income reported in discontinued operations	(12.3)	(11.7)	(15.4)	(18.8)	(58.2)
IM costs not qualifying as discontinued operations	5.6	5.9	6.3	5.8	23.6
Adjusted Operating Income (a non-GAAP measure)	$30.3	$32.3	$34.4	$36.7	$133.7

Net Income from Continuing Operations under U.S GAAP as historically reported	$34.9	$31.7	$213.7	$48.0	$328.3
Income from Cellular Partnerships, net of tax of $10.2 and $10.0, net of tax	(6.6)	(6.5)	—	—	(13.1)
Gain on sale of interests in Cellular Partnerships of $265.0, net of tax	—	—	(171.8)	—	(171.8)
Gain on sale of F&A business of $7.0, net of tax	(4.3)	—	—	—	(4.3)
Impact of normalization of effective tax rate for discrete and other (1)	—	—	—	(17.0)	(17.0)
IM income from discontinued operations, net of tax	(7.0)	(7.7)	(22.4)	(8.7)	(45.8)
IM costs not qualifying as discontinued operations, net of tax	4.5	3.7	3.9	3.6	15.7
Adjusted Net Income from Continuing Operations (a non-GAAP measure)	$21.5	$21.2	$23.4	$25.9	$92.0

Earnings Per Share from Continuing Operations under U.S. GAAP as historically reported	$0.28	$0.26	$1.75	$0.40	$2.67
Net impact of items above per adjusted diluted share	(0.11)	(0.09)	(1.56)	(0.19)	(1.92)
Adjusted Earnings Per Share from Continuing Operations (a non-GAAP measure)	$0.17	$0.17	$0.19	$0.21	$0.75

(1) We define a normalized tax rate for the 4th quarter of 2011 as 24%.

	2011
	Q1	Q2	Q3	Q4	YTD
Net Income from Continuing Operations under U.S. GAAP as historically reported	$34.9	$31.7	$213.7	$48.0	$328.3
Depreciation and Amortization	23.5	23.6	24.0	25.4	96.5
Interest expense	4.6	4.3	3.6	3.6	16.1
Income tax expense (benefit)	15.3	12.3	92.4	(1.1)	118.9
EBITDA (a non-GAAP measure) as historically reported	$78.3	$71.9	$333.7	$75.9	$559.8
Income from Cellular Partnerships	(10.2)	(10.0)	—	—	(20.2)
Gain on sale of interests in Cellular Partnerships	—	—	(265.0)	—	(265.0)
Gain on sale of F&A business	(7.0)	—	—	—	(7.0)
Results of Information Management included in discontinued operations:
Pre-tax Income	(6.7)	(5.8)	(9.0)	(12.9)	(34.4)
Depreciation and amortization	(2.7)	(3.1)	(3.3)	(3.9)	(13.0)
Adjusted EBITDA (a non-GAAP measure)	$51.7	$53.0	$56.4	$59.1	$220.2

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Cash Flows
We believe that we have adequate liquidity from cash and expected future operating cash flows to fund ongoing operations, invest in the business and pay dividends at the discretion of the Board of Directors for the next twelve months.
Cash flows from operating activities generally provide us with a significant source of funding for our investing and financing activities. Cash flows from operating activities totaled $106.2 in the first nine months of 2012 compared to $135.0 in the same period last year. Cash flows provided by continuing operations for the first nine months of 2012 were $98.1 compared to $131.3 in the same period in the prior year. The decrease in the current year was primarily the result of approximately $15 of cash payments to reduce long-term liabilities, included within the change in other assets and liabilities in the Consolidated Statement of Cash Flows and cash payments for income taxes of approximately $25 related to the completion of the sale of the Information Management business and approximately $20 associated with prior year internal restructurings, included within the change in payables and other current liabilities in the Consolidated Statement of Cash Flows, partially offset by higher operating income from continuing operations excluding asset impairment charges as well as the timing of working capital requirements. Cash flows provided by discontinued operations in the first nine months of 2012 were $8.1 compared to $3.7 in the same period in the prior year.
Cash flows provided by investing activities were $355.0 during the first nine months of 2012, which included $433.1 provided by discontinued operations as a result of the sale of the Information Management business, partially offset by $65.6 of capital expenditures and $12.5 of purchases of short-term investments, net of $6.5 of proceeds from maturity of short-term investments. Cash flows provided by investing activities were $276.1 during the first nine months of 2011, which included cash proceeds of $320.0 from the sale of the Cellular Partnership investment, $3.1 from the sale of assets, and $10.0 from the sale of the F&A line of business, partially offset by capital expenditures of $46.8 and $10.2 used for discontinued operations,
Cash flows used in financing activities were $185.7 during the first nine months of 2012 compared to $124.7 during the first nine months of 2011. During the first nine months of 2012, we repurchased 8.3 of the Company's common shares for $120.3, repaid $66.4 on our outstanding borrowings, and paid $5.7 in cash dividends, partially offset by $6.8 we received from exercise of stock options. During the first nine months of 2011, we repaid $85.8 on our outstanding borrowings and repurchased 2.9 of the Company's common shares for $38.7.
We use free cash flow to assess the financial performance of the Company. We define free cash flow as cash flows from operating activities less capital expenditures. A reconciliation of the GAAP measure, net cash provided by operating activities, to the non-GAAP measure, free cash flow, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net cash provided by operating activities under U.S. GAAP	$54.6	$33.0	$106.2	$135.0
Capital expenditures, net	(24.8)	(19.7)	(71.8)	(57.0)
Free cash flow (a non-GAAP measure)	$29.8	$13.3	$34.4	$78.0
Free cash flow, as defined above, was $34.4 for the first nine months of 2012, compared to free cash flow of $78.0 for the same period in 2011. The decrease in free cash flow of $43.6 from the prior year was due to lower cash generated from operating activities and increased capital expenditures during the first nine months of 2012 as explained above.
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
Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments
At September 30, 2012, total capitalization was $1,458.0, consisting of $60.6 of short-term and long-term debt and $1,397.4 of equity. The total debt-to-capital ratio was 4.2% at September 30, 2012, compared to 8.3% at December 31, 2011.
Prior to the second quarter, the Company leased an office complex in Orlando, Florida, under a five year agreement that began on June 30, 2010. In the second quarter of 2012, we exercised our option to purchase this leased office facility by discharging the related lease financing obligation in the aggregate principal amount of $55.0. Total capital lease obligations subsequent to the purchase were $2.2 at September 30, 2012 compared to $58.5 at December 31, 2011.
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
We have two borrowing options available under the 2011 Credit Facility: (i) a competitive advance option which will be provided on an uncommitted competitive advance basis through an auction mechanism and (ii) a revolving credit option which will be provided on a committed basis. Under each option, amounts borrowed and repaid may be re-borrowed subject to availability. Borrowings under the 2011 Credit Facility bear interest at one of the rates described in the 2011 Credit Facility. The 2011 Credit Facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios (as defined in the 2011 Credit Facility). The Company’s interest coverage ratio, defined as the ratio of EBITDA to consolidated interest expense, cannot be less than 4.00 to 1.00 as determined on a rolling four quarter basis. Our debt-to-EBITDA ratio cannot be greater than 3.00 to 1.00 until December 31, 2012 and 2.75 to 1.00 after December 31, 2012. The 2011 Credit Facility also contains customary representations and warranties. In the event of a default, the lenders may terminate the commitments and declare the amounts outstanding, and all accrued interest, immediately due and payable. The maturity date of the 2011 Credit Facility is March 11, 2015 except that, upon the satisfaction of certain conditions, we may extend the maturity date by one year twice during the term. We will pay an annual facility fee regardless of utilization. At September 30, 2012 the facility was undrawn. We were in compliance with all covenants at September 30, 2012.
In December 2004, we issued $250.0 in 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009. During the first nine months of 2009, we retired approximately $58.2 of the outstanding debt. In the fourth quarter of 2009, we announced an exchange offer (Exchange Offer), under the terms of which the Company offered to exchange one-thousand twenty dollars in principal amount of its new 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) for each one-thousand dollars in principal amount of its 4.875% Senior Notes. We issued a total of $125.0 aggregate principal amount of the 2029 Convertible Debentures in exchange for $122.5 of the 4.875% Senior Notes. Following the settlement of the exchange, approximately $70.1 aggregate principal amount of the 4.875% Senior Notes remained outstanding that was fully paid in December 2009. The entire balance of the 2029 Convertible Debentures was outstanding as of September 30, 2012 and December 31, 2011.

During 2009, we entered into a $125.0 asset securitization facility collateralized by accounts receivables of certain of our subsidiaries, of which $50.0 was scheduled to expire in June 2010 and $75.0 expires in June 2012. The $50.0 that was scheduled to expire in June 2010 was extended through June 2011. During June 2011, the Company renegotiated the terms of the agreement, increasing the purchase limit to $150.0 and extending the term to June 2014. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary. The asset securitization facility does not qualify for sale treatment under the authoritative guidance for the accounting for transfers and servicing of financial assets and extinguishments of liabilities. Accordingly, the accounts receivable and related debt obligation will remain on our Consolidated Balance Sheets. At September 30, 2012 and December 31, 2011, the facility was undrawn.
We repurchased 3.7 and 8.6 of our common shares during the three and nine months ended September 30, 2012 at an average price of $15.56 and $14.61 per share for a total of $57.1 and $125.7 under defined repurchase plans. Based upon timing of transactions, $5.4 of the shares repurchased had not settled as of September 30, 2012. These shares are excluded from outstanding shares at the end of the current quarter and will be settled in cash during the fourth quarter of 2012. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity. In October 2011, the Company announced that its Board of Directors authorized the Company to repurchase up to an incremental $200 of outstanding common shares from time to time as market and business conditions warrant. Then, on July 26, 2012, our Board of Directors approved an increase in remaining authorized share repurchases to $250.0 in the aggregate as of July 31, 2012. At September 30, 2012, the Company has the authority to repurchase an additional $198.1 pursuant to this authorization. We also repurchased 1.9 shares at an average price of $15.92 for aggregate proceeds of $30.4 subsequent to September 30, 2012 through October 30, 2012.
At September 30, 2012, we had outstanding letters of credit of $27.2 and other bond obligations of $1.5 related to performance and payment guarantees. We believe that any guarantee obligation that may arise will not be material. We also have purchase commitments with telecommunications providers of $2.9 for the remainder of 2012.
At September 30, 2012, we had outstanding performance bond obligations of $30.0 related to performance and payment guarantees for the Company’s former HR Management line of business. Subsequent to completion of the sale of the HR Management business, the Company continues to be responsible for these bond obligations. As part of the gain on disposition we recognized a liability equal to the present value of probability weighted cash flows of potential outcomes. Although the buyer is obligated to indemnify us for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of September 30, 2012 we maintain a liability of $1.0 for these obligations.
It is reasonably possible that our unrecognized tax benefits of $55.3 will decrease between approximately $3 and $10 in the next twelve months based upon the resolution of audits; however, actual developments in this area could differ from those currently expected.
On May 8, 2012, we announced that our Board of Directors declared an initial quarterly cash dividend of $0.05. The initial quarterly cash dividend was paid on July 6, 2012 to all shareholders of record as of June 22, 2012. On July 26, 2012, the Company announced that its Board of Directors has declared a quarterly cash dividend of $0.05, which was paid on October 5, 2012 to all shareholders of record as of September 21, 2012. On October 23, 2012, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05, which is expected to be paid on January 4, 2013 to all shareholders of record as of December 21, 2012. The Board expects that future cash dividends will be paid on a quarterly basis consistent with the initial cash dividend. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on our future earnings, cash flow, financial condition, financial covenants and other relevant factors. We intend to continue to use cash dividends as a means of returning capital to shareholders, subject to our periodic determinations that cash dividends are in the best interests of our shareholders.

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
Interest Rate Risk

At September 30, 2012, all of the Company's debt instruments were fixed rate borrowings with an outstanding amount of $60.6. We had no variable rate borrowings at September 30, 2012.
We sometimes use interest rate swaps to hedge our interest rate exposure. These instruments are hedges of the variability of cash flows to be received or paid related to a recognized asset or liability. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in interest rates. There were no outstanding interest rate swaps covering interest rate exposure at September 30, 2012.
Foreign Currency Exchange Rate Risk
We serve many of our U.S.-based clients using contact center capacity in the Philippines, India, Canada and Colombia. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR), Canadian dollars (CAD) or Colombian pesos (COP), which represents a foreign exchange exposure. Beginning in 2011, we entered into a contract with a client priced in Australian dollars (AUD). As of September 30, 2012, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward contracts with several financial institutions to acquire a total of PHP 15,270.0 at a fixed price of $341.0 through December 2014, INR 8,754.0 at a fixed price of $162.5 through July 2015, CAD 3.0 at a fixed price of $2.8 through December 2012 and COP 19,500.0 at a fixed price of $9.8 at various dates through December 2013, and to sell a total of AUD 36.3 at a fixed price of $37.3 at various dates through December 2013. The fair value of these derivative instruments as of September 30, 2012 is presented in Note 12 of the Notes to Consolidated Financial Statements. The potential loss in fair value at September 30, 2012 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $47.9. This loss would be mitigated by corresponding gains on the underlying exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of September 30, 2012, the fair value of these derivatives not designated as hedges was $2.0.
Critical Accounting Policies and Estimates
See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report for the year ended December 31, 2011 on Form 10-K for a discussion of our critical accounting policies and estimates.
There have been no material changes to our critical accounting policies and estimates in 2012.

ITEM 4.     CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with the Company’s General Counsel, Chief Accounting Officer and other key employees, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the quarter ended September 30, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Although the sale of the Information Management business impacted the scope of the Company's internal control over financial reporting, there were no significant changes in the design or approaches of the Company’s internal control over financial reporting, or any other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the third quarter of 2012 or from September 30, 2012 through the date of filing of this report. We repurchased 8.6 shares of our common stock for $125.7 during the nine months ended September 30, 2012, including 3.7 for $57.1 during the three months ended September 30, 2012, as summarized in the following table:

	Shares Repurchased	Average price per share
January 2012	10,699	$13.27
February 2012	51,427	12.88
March 2012	5,222	12.95
April 2012	1,181	13.19
May 2012	2,120,057	13.44
June 2012	2,742,635	14.29
July 2012	368,178	14.48
August 2012	2,012,168	15.50
September 2012	1,289,613	15.97
Total	8,601,180	$14.61
At September 30, 2012, the Company remained authorized to repurchase up to an incremental $198.1 of outstanding shares. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity. The Company also repurchased 1.9 shares at an average price of $15.92 for aggregate proceeds of $30.4 subsequent to September 30, 2012 through October 30, 2012.

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

10.3	Convergys Corporation Annual Executive Incentive Plan, as Amended and Restated, Effective on February 2, 2012. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on May 8, 2012.)

10.4	2012 Form of Executive Officer Severance Agreement. (Incorporated by reference from Exhibit 10.4 to Form 10-Q filed on July 31, 2012.)

10.5	2012 Convergys Corporation Senior Executive Severance Pay Plan (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on October 25, 2012.)

21	Subsidiaries of the Company.

31.1	Rule 13(a) - 14(a) Certification by Chief Executive Officer.

31.2	Rule 13(a) - 14(a) Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on October 30, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements.

ITEMS 3, 4 and 5 Are Not Applicable and Have Been Omitted

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation

Date:	October 30, 2012	/s/ Andre S. Valentine
Andre S. Valentine
Chief Financial Officer