Form 10-K
period 2012-12-31
CONVERGYS CORP
filed 2013-02-21
CIK 1062047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
________________________________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2012
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
Yes           No   X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X       No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X       No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer   X       Accelerated filer           Non-accelerated filer           Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           No   X
The aggregate market value of the voting shares held by non-affiliates of the registrant was $1,660,693,899, computed by reference to the closing sale price of the stock on the New York Stock Exchange on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.
At January 31, 2013, there were 106,256,886 common shares outstanding, excluding amounts held in treasury of 81,589,814.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Shareholders to be held on April 26, 2013 are incorporated by reference into Part III of this report.

Convergys Corporation 2012 Annual Report 1

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

Part I

Item 1. Business

Overview

Convergys Corporation (we, the Company or Convergys) is a global leader in customer management, focused on bringing value to its clients through every customer interaction. Over half of the Fortune 50 companies trust Convergys to care for their most important asset: their customers. The Company's business model allows us to deliver consistent, quality service, at the scale and in the geographies that meet our clients' business needs. The Company leverages its breadth and depth of capabilities to help leading companies create quality customer experiences across multiple channels, while increasing revenue and reducing their cost to serve. Convergys is uniquely positioned as a well capitalized leader in our market and is able to invest in the services, technology, and analytics that matter to our clients and their customers.

Convergys was formed as an Ohio corporation in 1998. The Company maintains an internet website at www.convergys.com. Information about the Company is available on the website, free of charge, including the annual report filed on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The Company’s website and the information contained therein are not considered as being incorporated into this Annual Report. You may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F Street NE, Washington, DC 20549. The public may obtain information about the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website of the SEC is www.sec.gov.

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

Convergys Corporation 2012 Annual Report 2

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

Business Segments

Historically, we had three reportable segments, Customer Management, Information Management and Human Resources Management (HR Management). In March 2012, we signed a definitive agreement to sell the Information Management line of business to NEC Corporation. The sale closed on May 16, 2012. In March 2010, we signed a definitive agreement to sell the HR Management line of business to NorthgateArinso. The sale substantially closed on June 1, 2010 and was completed by the end of 2010. Due to the sales of the Information Management and HR Management line of businesses, the operating results and assets and liabilities related to Information Management and HR Management have been reflected as discontinued operations for all periods presented.

As a result of the change in classification of the Information Management business to discontinued operations, the change in our Chief Executive Officer in the fourth quarter, and in order to reflect the internal financial reporting structure and operating focus of our new management team and chief operating decision maker, we report operating results and assets and liabilities as a single segment on a consolidated basis. Segment information for previous periods has been reclassified to conform to the current reporting structure.

The geographic information included in Item 8, Note 16 of the Notes to Consolidated Financial Statements, is incorporated by reference in partial response to this Item 1.

Our Business

Convergys handles more than 4 billion customer contacts per year. We have approximately 77,000 employees in over 70 locations across the globe and in our work-at-home environment. We provide multilingual, multichannel customer care with a global service delivery infrastructure that operates 24 hours a day, 365 days a year. Our clients benefit from our worldwide workforce located in the U.S., Canada, the Philippines, India, Latin America and Europe.

Our breadth and depth of capabilities span services, technology, and analytics. Our more than 76,000 customer and relationship management employees provide solutions across the customer lifecycle, including:

•	Customer Service

•	Customer Retention

•	Technical Support

•	Business-to-Consumer Sales

•	Complex Device Support

•	Business-to-Business Sales and Account Management

•	Back Office

•	Collections

•	Quality Assurance

•	Direct Response

•	Home Agent

Our innovative contact center technologies provide solutions including:

•	Intelligent Self Service, Call Routing, Notification

•	Campaign Management

•	Social Interactions

•	Personalized Care

•	Cross-Sell / Up-Sell

•	Retention

•	Credits

Convergys Corporation 2012 Annual Report 3

Our more than 225 analytic consultants use data to drive expertise through research and consulting solutions including:

•	Point of sale evaluation

•	Relational Loyalty

•	Segmentation and profiling

•	Interaction Assessment

•	Repeat Call Analytics

•	Chat Optimization

•	Interactive Voice Response (IVR) Optimization

Strategy

Convergys' strategy is to build on its leading position in a large global market by investing in what matters most to its clients and leveraging its strong financial position to drive sustainable growth and value creation.
Build on Leading Market Position to Grow With Loyal and Expanding Client Base
Convergys is a leader in the large, global customer management business process outsourcing (BPO) market. The company's primary focus is on growth with U.S. multinational corporations in the communications, financial services, technology and other vertical markets. The U.S. market is the largest customer management market and continues to project growth. As the leader in the U.S. market, Convergys will continue to capture share by strengthening loyal relationships, expanding with existing clients and further penetrating under-served verticals through pursuit of select new logos.
Capitalize on Industry Trends by Investing in Quality, Capability and Clients
Several trends play to Convergys' strengths, including increasing call complexity, full life-cycle services, vendor consolidation and off-shore delivery. To capitalize on these trends, the company invests in a combination of global quality delivery, comprehensive solutions and close client engagement.
Increasing Call Complexity
The nature of customer calls is becoming increasingly complex. For example, as the technology, such as mobile devices, that customers use becomes more complicated, calls to troubleshoot this technology also become increasingly complicated. Convergys invests in its global operating model to ensure the right talent is trained and supported by the right tools to handle these complex calls with quality, at scale, regardless of location.
Full Life-Cycle Services
Client strategies for customer service change rapidly. Increasingly clients want to work with partners that offer a breadth and depth of capabilities and the flexibility to make rapid adjustments to the services they provide to their customers. To meet these changing client needs, Convergys invests in comprehensive solutions consisting of services, technology and analytics that support the full lifecycle of contact types including customer acquisition, service, sales, retention and collections.
Vendor Consolidation
Increasingly, clients seek to drive efficiencies and a consistent customer experience by concentrating outsourced operations with a smaller number of strategic partners. Convergys invests in account management to ensure close client engagement in order to better understand unique client needs, consistently deliver the right mix of solutions and quickly ramp programs when consolidating volume from other vendors.
Off-shore Delivery

Convergys Corporation 2012 Annual Report 4

Clients demand contact center services from multiple geographies. Convergys invests in global capacity to provide the right work types in the right geographies to drive the quality delivery and value our clients demand.
Leverage Financial Strength to Invest in Strategic Growth, Return Capital to Investors
Convergys is a well-capitalized market leader that generates strong operating cash flow which allows it to both invest in strategic growth and return capital to investors. The company follows a disciplined capital deployment strategy through selective pursuit of acquisitions, focusing on diversity of clients, capabilities and countries and the return of capital to investors through opportunistic share repurchases and a quarterly dividend.

Clients

We derive significant revenues from AT&T Inc. (AT&T), our largest client. Revenues from AT&T were 23.1%, 23.4% and 23.0% of our consolidated revenues for 2012, 2011 and 2010, respectively. We also derive significant revenues from Comcast Corporation (Comcast) and the DIRECTV Group, Inc. (DIRECTV). Revenues from Comcast were 12.4%, 12.0% and 10.5% of our consolidated revenues for 2012, 2011 and 2010, respectively, while revenues from DIRECTV were 12.3%, 11.8% and 8.6% for the same periods.

We focus on developing long-term, strategic relationships with large companies in customer-intensive industries. We focus on these types of clients because of the complexity of services required, the anticipated growth of their market segments and their increasing need for more cost-effective customer management services.

Operations

We operate 70 contact centers averaging approximately 71,000 square feet per center. We have approximately 45,000 production workstations and provide service 24 hours a day, 365 days a year. Under our global operating model, our contact centers are located in various parts of the world including the United States, Canada, the Philippines, India, Costa Rica, Colombia and the U.K. New contact centers are established to accommodate anticipated growth in business or in response to a specific customer need. We continue to add contact center capacity in the Philippines and Latin America to accommodate client needs.

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

The capacity of our data center and contact center operations, coupled with the scalability of our customer management solutions, enable us to meet initial and ongoing needs of large-scale and rapidly growing companies and government entities. By employing the scale and efficiencies of common application platforms, we are able to provide client-specific enhancements and modifications without incurring many of the costs of a full custom application. This allows us to be in a position to be a value-added provider of customer support products and services.

Technology, Research and Development

We will continue to emphasize the design, development and deployment of scalable customer management solutions.

Convergys Corporation 2012 Annual Report 5

Our success depends, in part, on our advanced technology used in the delivery of services to clients. As a result, we continue to invest in the enhancement and development of our contact center technology.

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

We own 151 patents which protect our technology and business methods that we use both to manage our internal systems and processes effectively and give us competitive advantages in developing innovative technologies to provide customer management services to our clients. The first of these patents was issued in September 1995, while the most recent patent was granted in December 2012. These patents generally have a life of 17 years. Additional applications for U.S. patents currently are pending.

Our name and logo and the names of our primary software products are protected by their historic use and by trademarks and service marks that are registered or pending in the U.S. Patent and Trademark Office and under the laws of more than 50 foreign countries.

Employees

As of December 31, 2012, we employed approximately 77,000 employees in over 70 locations across the globe and in our work-at-home environment. Our clients benefit from our worldwide workforce located in the U.S., Canada, Latin America, Europe, India, and the Philippines.

Competition

The industries in which we operate are competitive. Our competitors include other customer management companies, such as SITEL Corp., Stream Global Services, Inc., Sykes Enterprises Inc., Teleperformance, TeleTech Holdings Inc., and West Corporation. In addition, niche providers or new entrants can enter the market by developing new systems or services that could impact our business.

Item 1A. Risk Factors

General economic and market conditions may adversely affect our business, results of operations and financial condition.

Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. Future economic slowdowns in some markets, particularly in the United States, may cause reductions in spending by our clients, which may result in reductions in the growth of new business as well as reductions in existing business. There can be no assurance that the effects of such slowdowns will not adversely impact our results of operations and financial condition.

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

Growth of our revenues depends, in large part, on the trend toward outsourcing. Outsourcing involves companies contracting with a third party, such as Convergys, to provide customer management services rather than performing such services in-house. There can be no assurance that this trend will continue, as organizations may elect to perform such services in-house. A significant change in this trend could have a material adverse effect on our financial condition and results of operations.

Convergys Corporation 2012 Annual Report 6

A large portion of our revenue is generated from a limited number of clients, and the loss of significant work from one or more of our clients could adversely affect our business.

Our three largest clients, as discussed under the section above titled “Clients,” collectively represented 47.8% of our revenues for 2012. While we typically have multiple work orders and/or contracts with our largest customers which would not all terminate at the same time, the loss of one or more of the larger work orders or contracts with one of our largest clients could adversely affect our business, results of operations and financial condition if the lost revenues were not replaced with profitable revenues from that client or other clients.

Our business is substantially dependent on the condition of the global communications industry.

Approximately 60% of our revenue in 2012 was received from customers operating in the global communications industry. The global communications industry in the past has experienced significant fluctuations in growth rates and capital investment, and it is impossible to predict its future performance. Our revenues and earnings could be adversely affected by general weakness or a slowdown in the communications industry.

We process, transmit and store personally identifiable information and unauthorized access to or the unintended release of this information could result in a claim for damage or loss of business and create unfavorable publicity.

We process, transmit and store personally identifiable information, both in our role as a service provider and as an employer. This information may include social security numbers, financial and health information, as well as other personal information. As a result, we are subject to certain contractual terms, as well as federal, state and foreign laws and regulations designed to protect personally identifiable information. While we take measures to protect the security and privacy of this information and to prevent unauthorized access, it is possible that our security controls over personal data and other practices we follow may not prevent the improper access to or disclosure of personally identifiable information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or customer data, whether through system failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for clients, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, business, results of operations and financial condition.

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

Convergys Corporation 2012 Annual Report 7

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

Our business serves an increasing number of its U.S.-based clients using contact center capacity in the Philippines, India, Latin America and Canada. More than half of our approximately 76,000 customer and relationship management employees are located outside the United States. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by Convergys to render services under these contracts is denominated in Philippine pesos, Indian rupees, or Colombian pesos, which represents a foreign exchange exposure to the Company. We enter into forward exchange contracts and options to limit potential foreign currency exposure. As the U.S. dollar weakens the operating expenses of these contact centers, translated into U.S. dollars, increase. It is intended that the increase in operating expenses will be partially offset by gains realized through the settlement of the hedged instruments. As the derivative instruments that limit our potential foreign currency exposures are entered into over a period of several years, the overall impact to earnings will be determined by both the timing of the derivative instruments and the movement of the U.S. dollar. In addition to the impact on our operating expenses that support dollar-denominated contracts, changes in foreign currency impact the results of our international business units that are located outside of North America.

The cash we hold may be subject to counterparty credit risk and we may not be able to repatriate to the U.S. cash held in foreign accounts without paying taxes.

While we continuously monitor the creditworthiness of the institutions holding our cash, the recent global economic and credit crisis has weakened the creditworthiness of many financial institutions. If one or more of the institutions holding our cash were to experience cash flow problems or were to become subject to insolvency proceedings, we may not be able to recover some or all of our deposited cash. As of December 31, 2012, approximately 30% of our cash and short term investments balance of $638.5 million was held in accounts outside of the United States, most of which would be subject to additional taxes if repatriated to the United States.

In addition, the counterparties to our hedge transactions are financial institutions or affiliates of financial institutions, and we are subject to risks that these counterparties become insolvent and fail to perform their financial obligations under these hedge transactions. Our hedging exposure to counterparty credit risk is not secured by any collateral.

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

Convergys Corporation 2012 Annual Report 8

exposures.

Our results of operations could be adversely affected by litigation and other commitments and contingencies.

The Company faces risks arising from various unasserted and asserted litigation matters, including, but not limited to, commercial, tax and patent infringement claims. Unfavorable outcomes in pending litigation, or in future litigation, could negatively affect us.

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

We operate a global business and have facilities located throughout North and South America, Europe and the Asia-Pacific region. In addition, as North American companies require additional off-shore customer management outsourcing capacity, we expect to continue international expansion through start-up operations and acquisitions. Expansion of our existing international operations and entry into additional countries will require management attention and financial resources. There are certain risks inherent in conducting business internationally including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of laws in these jurisdictions, changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, inflation, political instability, compliance with anti-bribery and anti-corruption legislation and potentially adverse tax consequences. To the extent that we are adversely affected by these risks, our business could be adversely affected and our revenues and/or earnings could be reduced.

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

Convergys Corporation 2012 Annual Report 9

We consider acquisitions, including acquisitions that may further diversify our geographic footprint, to be part of our growth strategy. We may not be able to identify and acquire appropriate acquisition candidates. In addition, there is a risk that we may not be able to successfully integrate acquired businesses and that acquired businesses might significantly under-perform relative to our expectations. If an acquisition is not successful, our revenues and profitability, and reputation, could be adversely affected.

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

Design defects or software errors may delay software introductions or reduce the satisfaction level of clients and may have a materially adverse effect on our business and results of operations. Our software is highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and/or correct. Because both our clients and we use our software to perform critical business functions, design defects, software errors or other potential problems within or outside of our control may arise from the use of our software. It may also result in financial or other damages to our clients, for which we may be held responsible. Although our license agreements with our clients may often contain provisions designed to limit our exposure to potential claims and liabilities arising from client problems, these provisions may not effectively protect us against such claims in all cases and in all jurisdictions. Claims and liabilities arising from client problems could result in monetary damages to us and could cause damage to our reputation, adversely affecting our business, results of operations and financial condition.

If we do not effectively manage our capacity, our results of operations could be adversely affected.

Our ability to profit from the global trend toward outsourcing depends largely on how effectively we manage our contact center capacity. In order to create the additional capacity necessary to accommodate new or expanded outsourcing projects, we may need to open new contact centers. The opening or expansion of a contact center may result, at least in the short term, in idle capacity until we fully implement the new or expanded program. The usage of home agents could help mitigate this risk. We periodically assess the expected long-term capacity utilization of our contact centers. As a result, we may, if deemed necessary, consolidate, close or partially close under-performing contact centers to maintain or improve targeted utilization and margins. There can be no guarantee that we will be able to achieve or maintain optimal utilization of our contact center capacity.

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

Because a large portion of our revenue is generated from a limited number of clients, we often carry significant accounts receivable balances from those clients. While we closely monitor these balances, if a significant client were financially unable or unwilling, for any reason, to pay our accounts receivable, our income and cash flow would decrease. We also have several important clients that are in industries that have been severely impacted by the current global economic slowdown. In addition, our income could be materially impacted by a number of small clients declaring bankruptcy within a short period of time.

Convergys Corporation 2012 Annual Report 10

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

As described in Note 6 of the Notes to Consolidated Financial Statements, we test goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicates the carrying value of goodwill may no longer be recoverable. In the second quarter of 2012, the Company recorded a non-cash goodwill impairment charge of $46.0. There can be no assurances that we will not incur additional charges in the future, particularly in the event of a prolonged economic slowdown.

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

The markets in which we operate include a large number of service providers and are highly competitive.

Many of our competitors are expanding the services they offer in an attempt to gain additional business. In addition, new competitors, alliances among competitors or competitors' mergers could result in significant market share gain. Some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services that we offer or develop. Large and well-capitalized competitors may be able to better respond to the need for technological changes faster, price their services more aggressively, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share. Our customers routinely negotiate for better pricing, and in order to respond to increased competition and pricing pressure, we may be required to lower our pricing structure, which would have an adverse effect on our revenues and profit margin.

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

Convergys Corporation 2012 Annual Report 11

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

We employ approximately 77,000 employees worldwide. At times, we have experienced difficulties in hiring personnel with the desired levels of training or experience. Additionally, in regard to the labor-intensive business of the Company, quality service depends on our ability to retain employees and control personnel turnover. Any increase in the employee turnover rate could increase recruiting and training costs and could decrease operating effectiveness and productivity. We may not be able to continue to hire, train and retain a sufficient number of qualified personnel to adequately staff new client projects.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 201 East Fourth Street, Cincinnati, Ohio 45202, and the telephone number at that address is (513) 723-7000. We own our corporate headquarters facility in Cincinnati, Ohio, and office facilities in Jacksonville, Florida, Dallas, Texas, Pueblo, Colorado, Ogden, Utah and Orlando, Florida.

We lease space for offices, data centers and contact centers. Domestic facilities are located in Arizona, Colorado, Florida, Georgia, Idaho, Kansas, Kentucky, Louisiana, Missouri, Nebraska, New Mexico, North Carolina, Ohio, Oklahoma, Tennessee, Texas, Utah, Virginia and Wisconsin. International facilities are located in Brazil, Canada, China, Colombia, Costa Rica, England, Germany, India, Indonesia, Netherlands, the Philippines, Singapore, South Africa, and the United Arab Emirates. Upon the expiration or termination of any such leases, we believe we could obtain comparable office space.

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

Item 4. Mine Safety Disclosures

Convergys Corporation 2012 Annual Report 12

Not applicable.

Convergys Corporation 2012 Annual Report 13

Item 4A. Executive Officers of the Registrant

The following information responds in part to the provisions of Part III, Item 10.

As of February 21, 2013, our Executive Officers were:

Name	Age	Title
Jeffrey H. Fox (a)	50	Executive Chairman
Andrea J. Ayers (a)	49	President and Chief Executive Officer
Andre S. Valentine	49	Chief Financial Officer
Claudia L. Cline	59	Senior Vice President and General Counsel
Christine Timmins Barry	48	Senior Vice President of Global Operations
(a) Member of the Board of Directors

Officers are appointed annually, but are removable at the discretion of the Board of Directors.

JEFFREY H. FOX, Executive Chairman since November 2012; President and Chief Executive Officer 2010-2012; Principal and former Chief Executive Officer, The Circumference Group LLC, an investing and advisory company focused on technology and the telecommunications business, 2009-2010; Chief Operating Officer, Alltel Corporation, a U.S. telecommunications carrier, 2007-2008.

ANDREA J. AYERS, President and Chief Executive Officer since November 2012; President and Chief Operating Officer, Customer Management since November 2010; President, Customer Management since April 2008; President, Relationship Technology Management, 2007-2008; President, Government and New Markets, 2005-2007.

ANDRE S. VALENTINE, Chief Financial Officer since August 2012; Senior Vice President of Finance, Customer Management, 2010-2012 and 2002-2009; Senior Vice President, Controller, 2009-2010; Vice President, Controller, 1998-2002.

CLAUDIA L. CLINE, Senior Vice President and General Counsel since September 2012; Customer Management General Counsel, 2011 - 2012; Senior Vice President Workforce Management and Development, 2008 - 2011.

CHRISTINE TIMMINS BARRY, Senior Vice President of Global Operations since December 2012; Senior Vice President Customer Management Global Operations, 2011 - 2012; Senior Vice President, Customer Management Operations of the Americas, 2009 - 2011; Senior Vice President Global Operations, Human Resource Management, 2008 - 2009.

PART II
Item 5. Market for the Registrant’s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities

Convergys Corporation’s common shares, no par value, are listed on the New York Stock Exchange under the symbol “CVG.” As of January 31, 2013, there were 8,839 holders of record of the 106,256,886 common shares of Convergys, excluding amounts held in Treasury (187,846,700 outstanding common shares of Convergys, of which 81,589,814 were held in Treasury).

The high, low and closing prices of our common shares for each quarter in 2012 and 2011 are listed below:

Convergys Corporation 2012 Annual Report 14

Quarter	1st	2nd	3rd	4th
2012
High	$14.23	$14.82	$16.55	$17.42
Low	12.13	12.40	14.33	14.68
Close	13.35	14.77	15.67	16.41
2011
High	$15.00	$14.63	$14.09	$13.02
Low	13.17	12.27	9.01	8.49
Close	14.36	13.64	9.38	12.77

On May 8, 2012, the Company announced that its Board of Directors declared an initial quarterly cash dividend of $0.05 per share. The initial quarterly cash dividend was paid on July 6, 2012 to all shareholders of record as of June 22, 2012. On July 26, 2012, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share, which was paid on October 5, 2012 to all shareholders of record as of September 21, 2012. On October 23, 2012, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share, which was paid on January 4, 2013 to all shareholders of record as of December 21, 2012. On February 7, 2013, the Company announced that the Board of Directors raised the quarterly dividend 20 percent to $0.06 per share. The dividend payment of $0.06 is scheduled to be made on April 5, 2013 to shareholders of record at the close of business on March 22, 2013.The Board expects that future cash dividends will be paid on a quarterly basis. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on the Company's future earnings, cash flow, financial condition, financial covenants and other relevant factors.

We repurchased 12.3 million of our common shares for $184.4 million during 2012, as summarized in the following table:

	Shares repurchased	Average price per share
January 2012	10,699	$13.27
February 2012	51,427	12.88
March 2012	5,222	12.95
April 2012	1,181	13.19
May 2012	2,120,057	13.44
June 2012	2,742,635	14.29
July 2012	368,178	14.48
August 2012	2,012,168	15.50
September 2012	1,289,613	15.97
October 2012	1,912,391	15.92
November 2012	3,003	16.58
December 2012	1,744,440	16.18
Total	12,261,014	$15.04

At December 31, 2012, the Company had the authority to repurchase up to an incremental $139.4 million of outstanding common shares. In February 2013, our Board of Directors approved an increase in the remaining authorized share repurchases to $250.0 million in the aggregate. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity and limits that may be applicable under the covenants in our credit agreement.

Performance Graph
The following Performance Graph compares, for the period from December 31, 2007 through December 31, 2012, the percentage change of the cumulative total shareholder return on the Company’s common shares with the cumulative total return of the S&P 500 Stock Index, an Old Peer Group and a New Peer Group, based on an initial investment of $100 on December 31, 2007, with dividends reinvested. The Old Peer Group and New Peer Group consist of our peer group companies below.

Convergys Corporation 2012 Annual Report 15

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Convergys Corporation, the S&P 500 Index, Old Peer Group, and New Peer Group

$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Convergys Corp.
S&P 500®
Old Peer Group
New Peer Group

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12
Convergys Corporation	$100.00	38.94	65.31	80.01	77.58	100.66
S&P 500	$100.00	63.00	79.67	91.67	93.61	108.59
Old Peer Group	$100.00	55.29	82.22	77.35	69.74	84.46
New Peer Group	$100.00	66.51	97.51	95.72	69.66	91.68

The Old Peer Group consists of Amdocs Limited, Comverse Technology Inc., CSG Systems International Inc., Sykes Enterprises Inc., Teleperformance and Teletech Holdings Inc.

The New Peer Group consists of Sykes Enterprises Inc., Teleperformance and Teletech Holdings Inc. Changes in the peer group from the prior year reflect the sale of Convergys' Information Management line of business.

Convergys Corporation 2012 Annual Report 16

Item 6. Selected Financial Data

(Amounts in Millions Except Per Share Amounts)	2012	2011	2010	2009	2008
Results of Operations
Revenues	$2,005.0	$1,933.2	$1,863.3	$1,986.7	$1,954.8
Costs and expenses (1) (2)	1,966.4	1,823.1	2,017.2	1,942.6	1,957.9
Operating income (loss)	38.6	110.1	(153.9)	44.1	(3.1)
Earnings and gain from Cellular Partnerships, net	—	285.2	47.2	41.0	35.7
Other income (expense), net	4.3	9.8	8.9	(17.2)	16.2
Interest expense	(13.6)	(16.1)	(19.5)	(28.9)	(22.5)
Income (loss) before income taxes	29.3	389.0	(117.3)	39.0	26.3
Income tax expense (benefit)	1.1	106.5	(7.5)	(1.9)	(13.3)
Income (loss) from continuing operations	28.2	282.5	(109.8)	40.9	39.6
Income (loss) from discontinued operations (5)	72.4	52.3	56.6	(118.2)	(132.5)
Net income (loss)	$100.6	$334.8	$(53.2)	$(77.3)	$(92.9)
Basic Earnings (Loss) per share:
Continuing Operations	$0.25	$2.35	$(0.89)	$0.33	$0.32
Discontinued Operations	0.65	0.44	0.46	(0.96)	(1.07)
Net basic earnings (loss) per share	$0.90	$2.79	$(0.43)	$(0.63)	$(0.75)
Diluted Earnings (Loss) per share:
Continuing Operations	$0.24	$2.30	$(0.89)	$0.33	$0.31
Discontinued Operations	0.62	0.42	0.46	(0.95)	(1.05)
Net diluted earnings (loss) per share	$0.86	$2.72	$(0.43)	$(0.62)	$(0.74)
Weighted average common shares outstanding:
Basic	112.2	120.2	123.1	122.8	123.5
Diluted	117.1	122.9	123.1	124.9	125.8
Financial Position
Total assets	$2,037.9	$2,330.8	$2,125.3	$2,605.8	$2,894.3
Total debt and capital lease obligations	60.6	127.1	210.2	465.9	660.7
Shareholders’ equity	1,371.9	1,411.5	1,184.1	1,206.4	1,150.1
Other Data
Net cash flows from operating activities
Operating activities of continuing operations	$103.9	$161.4	$179.2	$268.4	$54.3
Operating activities of discontinued operations	9.1	35.2	15.0	36.3	177.2
	$113.0	$196.6	$194.2	$304.7	$231.5
Net cash flows provided by (used in) investing activities
Investing activities of continuing operations	$(162.7)	$235.6	$(63.0)	$(63.1)	$(362.7)
Investing activities of discontinued operations	425.3	(13.5)	63.7	(14.9)	(41.6)
	$262.6	$222.1	$0.7	$(78.0)	$(404.3)
Net cash flows (used in) provided by financing activities
Financing activities of continuing operations	$(242.6)	$(183.0)	$(336.9)	$(133.4)	$287.6
Financing activities of discontinued operations	(0.1)	—	(3.6)	(1.6)	4.9
	$(242.7)	$(183.0)	$(340.5)	$(135.0)	$292.5
Free cash flow (3)	$8.4	$108.3	$127.9	$229.8	$139.4
EBITDA (4)	$131.6	$488.8	$(2.5)	$168.1	$141.8

(1)	Costs and expenses include restructuring charges of $11.6, $1.2, $28.7, $12.9 and $14.2 in 2012, 2011, 2010, 2009 and 2008, respectively,

Convergys Corporation 2012 Annual Report 17

and asset impairment charges of $88.6 and $181.1 in 2012 and 2010, respectively.

(2)
Costs and expenses also include $8.8, $23.6, $28.4, $38.6 and $51.8 in 2012, 2011, 2010, 2009 and 2008, respectively, of certain costs previously allocated to the Information Management segment, and $9.1, $32.1 and $26.5 in 2010, 2009 and 2008, respectively, of certain costs previously allocated to the HR Management segment, that do not qualify as discontinued operations and are reported as costs from continuing operations. The Company took actions to reduce these costs and earned transition service revenues, resulting from services being provided to the buyers subsequent to completion of the sale of Information Management and HR Management, to offset these costs.

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

(5)
Discontinued operations includes the historical financial results of the Information Management business and the HR Management line of business, excluding certain costs referred to in note 2, above, that did not meet the criteria for such presentation.

Convergys Corporation 2012 Annual Report 18

Item 7. Management’s Discussion and Analysis
of Financial Condition and Results of Operations
(Amounts in Millions Except Per Share Amounts)

Overview
Convergys Corporation (we, the Company or Convergys) is a global leader in customer management, focused on bringing value to our clients through every customer interaction. Over half of the Fortune 50 companies trust us to care for their most important asset: their customers. Our business model allows us to deliver consistent, quality service, at the scale and in the geographies that meet our clients' business needs and pro-actively partner to solve client business challenges through our account management model. We leverage our breadth and depth of capabilities to help leading companies create quality customer experiences across multiple channels, while increasing revenue and reducing their cost to serve.

In 2010, we completed the sale of Human Resources Management (HR Management) line of business to NorthgateArinso for $78.0 in cash as well as a zero coupon note in the principal amount of $15.0, which has a balance of approximately $10 at December 31, 2012. As a result of the sale of the HR Management line of business, the operating results related to HR Management have been reflected as discontinued operations. The total gain on the sale of HR Management amounted to $35.2 pretax and $5.6 net of taxes at December 31, 2010. Subsequently, in 2011, a $6.5 reduction to the tax on the gain on this transaction was recorded and has been reflected as discontinued operations.

Prior to May 2012, we had two reportable segments, Customer Management and Information Management. In March 2012, we signed a definitive agreement to sell the Information Management business to NEC Corporation for $449.0 in cash. The sale closed in May 2012, for which we received $462.6 in cash, including $12.9 for working capital adjustments. As a result of the sale of the Information Management business, the operating results and related assets and liabilities of Information Management have been reflected as discontinued operations for all periods presented. The total gain on the sale of the Information Management business amounted to $99.8 pretax, and $16.2 net of taxes at December 31, 2012.

As a result of the change in classification of the Information Management business to discontinued operations, the change in our Chief Executive Officer in the fourth quarter, and in order to reflect the internal financial reporting structure and operating focus of our new management team and chief operating decision maker, we report operating results and assets and liabilities as a single segment on a consolidated basis. Segment information for previous periods has been reclassified to conform to the current reporting structure.

Convergys delivers more than 4 billion customer contacts per year. We have approximately 77,000 employees in over 70 locations across the globe and in our work-at-home environment. We provide multilingual, multichannel customer care with a global service delivery infrastructure that operates 24 hours a day, 365 days a year. Our clients benefit from our worldwide workforce located in the U.S., Canada, Latin America, Europe, India, and the Philippines.

Agent-related revenues, which account for approximately 90% of revenues for 2012, are typically recognized as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. Remaining revenues are derived from the sale of premise-based and hosted automated self-care and technology solutions and provision of professional services. Revenues from the sale of these solutions and provision of services are typically recognized as services are provided over the duration of the contract using contractual rates.

As more fully described below, revenues increased 4% from the prior year to $2,005.0. Operating income and operating margin were $38.6 and 1.9%, respectively, in 2012, compared to $110.1 and 5.7%, respectively, in 2011.

Results of Operations

Revenues

Convergys Corporation 2012 Annual Report 19

	2012	2011	% Change 12 vs. 11	2010	% Change 11 vs. 10
Revenues:
Communications	$1,205.4	$1,147.6	5	$1,053.8	9
Technology	172.7	170.0	2	147.5	15
Financial Services	203.3	208.0	(2)	241.5	(14)
Other	423.6	407.6	4	420.5	(3)
Total Revenues	$2,005.0	$1,933.2	4	$1,863.3	4

2012 vs. 2011
Consolidated revenues for 2012 were $2,005.0 compared to $1,933.2 in 2011. Revenues from communications clients increased 5% from 2011, reflecting volume increases with several large clients. Revenues from technology clients increased 2% from 2011 due to volume increases from existing and new clients partially offset by program completions with one client. Revenues from financial services clients decreased 2% from 2011, primarily reflecting program completions, including client migrations from legacy technology offerings, partially offset by revenue from a new client. Other revenues, which are comprised of clients outside the Company's three largest industries, increased 4% from 2011 due to volume increases and new programs with existing clients, partially offset by program completions. Other revenues for 2012 also include $13.8 of transition services revenues earned under agreements with NEC Corporation related to the sale of the Information Management business. The transition services agreements vary in duration up to 24 months depending on the type of service provided, and our expectation is that we will substantially eliminate the underlying costs as the transition services are completed. Other revenues for 2011 also include $14.4 of transition services revenue earned under agreements with NorthgateArinso that expired in 2011 related to the sale of the HR Management business.

2011 vs. 2010
Consolidated revenues for 2011 were $1,933.2 compared to $1,863.3 in 2010. Revenues from communications clients increased 9% from 2010 reflecting higher volumes with several clients. Revenues from technology clients increased 15% from 2010 due to new projects with existing and new clients. Revenues from financial services clients decreased 14% from 2010, primarily reflecting volume reductions and program completions, including client migrations from legacy technology offerings. Other revenues, which are comprised of clients outside the Company's three largest industries, decreased 3% from 2010, primarily attributable to the completion of a short-term program for the U.S. Census Bureau in 2010, offset by revenue earned from new projects with existing clients and new clients. Other revenues in 2011 also includes $14.4 of revenue earned under transition services agreements with NorthgateArinso subsequent to the sale of HR Management compared to $24.0 in the prior year.

Operating Costs and Expenses

	2012	2011	% Change 12 vs. 11	2010	% Change 11 vs. 10
Costs and Expenses:
Cost of providing services and products sold	$1,289.5	$1,240.4	4	$1,157.8	7
Selling, general and administrative expenses	477.2	483.8	(1)	536.3	(10)
Research and development costs	10.8	14.0	(23)	18.0	(22)
Depreciation	82.4	76.3	8	87.6	(13)
Amortization	6.3	7.4	(15)	7.7	(4)
Restructuring charges	11.6	1.2	867	28.7	(96)
Asset impairment	88.6	—	100	181.1	NM
Total costs and expenses	$1,966.4	$1,823.1	8	$2,017.2	(10)

2012 vs. 2011
Consolidated total operating costs and expenses for 2012 of $1,966.4 increased 8% from $1,823.1 in 2011, primarily

Convergys Corporation 2012 Annual Report 20

due to $88.6 non-cash impairment charges, consisting of $46.0 for the impairment of goodwill in the Customer Interaction Technology (CIT) reporting unit, and $42.6 for the impairment of certain facilities classified as held for sale. We also recognized $11.6 in restructuring charges and net $4.1 pension and other post employment benefit plan charges during 2012 as a result of changes in the executive management team, and a high level of pension-related payments due to the sale of the Information Management business and completion of the corporate simplification process. Operating results for 2011 include $5 of insurance recoveries in excess of costs incurred, partially offset by the impact of a client bankruptcy.

As discussed above, in May 2012, we completed the sale of the Information Management business and, accordingly, the operating results are presented within discontinued operations. Accounting rules require certain costs previously allocated to the Information Management business to be included in continuing operations. These costs were $8.8 in 2012 compared with $23.6 in 2011. These amounts are included within selling, general and administrative expenses within continuing operations. We are taking actions to reduce these costs and expect remaining costs to be significantly offset by revenue resulting from transition services to be provided to the buyer.

As a percentage of revenues, the cost of providing services and products sold was 64.3% in 2012 compared to 64.2% in the prior year. Selling, general and administrative expenses of $477.2 decreased 1% from the prior year. As a percentage of revenues, selling, general and administrative expenses were 23.8% in 2012 compared to 25.0% in 2011 as a result of cost reductions previously taken, continued efforts to control costs, and the Information Management related costs discussed above, partially offset by net pension and other post employment benefit plan charges in 2012 and net insurance recoveries in 2011. Research and development costs of $10.8 decreased $3.2 from 2011 due to reductions in headcount. Depreciation expense of $82.4 increased $6.1 from the prior year reflecting an increase in capital expenditures related to increased capacity.

We recorded $11.6 of restructuring charges in 2012, reflecting the change in the Company's executive management team and further corporate simplification. Additionally, we initiated an incremental restructuring plan in 2011 resulting in a $1.2 severance charge largely to reduce headcount and align resources to future business needs. See additional information under the "Restructuring Charges" heading below for the 2012 and 2011 plans.

2011 vs. 2010
Consolidated total operating costs and expenses for 2011 of $1,823.1 decreased 10% from $2,017.2 in 2010. The operating results for 2010 include the impact of $181.1 asset impairment charges in the CIT reporting unit, consisting of $166.5 goodwill impairment and $14.6 property, plant and equipment impairment classified as held-for-sale at December 31, 2010. Operating results for 2010 also include restructuring charges of $28.7, $6.4 of net post-employment benefit plan charges, $7.6 of severance and other transition costs associated with the change in the CEO of the Company in February 2010, $28.4 of Information Management related costs that did not qualify for reporting as discontinued operations, and $9.1 of HR Management related costs that did not qualify for reporting as discontinued operations. Operating results for 2011 include $23.6 of Information Management costs that did not qualify for reporting as discontinued operations and $5 of insurance recoveries in excess of costs incurred, partially offset by the negative impact of a client bankruptcy. The transition services revenue noted above offsets the continuing HR Management related costs. We have substantially eliminated the underlying costs as the transition services were completed.

As a percentage of revenues, the cost of providing services and products sold was 64.2% in 2011 compared to 62.1% in the prior year, reflecting our investment in new programs expected to deliver future revenue. Selling, general and administrative expenses of $483.8 decreased 10% from the prior year. As a percentage of revenues, selling, general and administrative expenses were 25.0% in 2011 compared to 28.8% in 2010 as a result of cost reduction actions previously taken, HR Management related costs not qualifying as discontinued operations in 2010, pension settlement charges in 2010, transition costs associated with the change in our CEO in 2010 and net insurance recoveries in 2011. The 22% decrease in research and development costs compared to the prior year primarily reflects reductions in headcount. Compared to the prior year, the $11.3 decrease in depreciation expense reflects a lower depreciable asset base.

As discussed in more detail below under the heading "Restructuring Charges," during 2011 we initiated an incremental restructuring plan resulting in a $1.2 severance charge largely to reduce headcount and align resources to future business needs. In addition, we recorded a restructuring charge of $28.7 during 2010 mostly related to the realignment of resources, including headcount and facilities, to expected revenues and the sale of the HR Management business.

Convergys Corporation 2012 Annual Report 21

Operating Income and Adjusted Operating Income (a non-GAAP measure)

In order to assess the underlying operational performance of the continuing operations of the business we provide the non-GAAP measure, Adjusted Operating Income in the table below that excludes the following:

1.
Asset impairment charges of $88.6 in 2012, including $46.0 for impairment of goodwill of the CIT reporting unit and $42.6 for impairment of facilities classified as held for sale as discussed in Note 6 of the Notes to Consolidated Financial Statements, as well as asset impairment charges of $181.1 in 2010;

2.
Restructuring charges resulting from the sale of the Information Management business of $6.4 as discussed in Note 8 of the Notes to Consolidated Financial Statements in 2012, as well as restructuring charges of $28.7 in 2010;

3.
Net pension and other post employment benefit plan curtailment benefit of $4.1 in 2012, consisting of $4.1 of curtailment credits from pension and other post employment benefit plans as discussed in Note 9 of the Notes to Consolidated Financial Statements, $1.4 of post-retirement benefit costs related to the changes in the executive management team, and $6.8 pension settlement charge due to elevated payouts as a result of the sale of the Information Management business, as well as net pension and other post employment benefit charges in 2010, consisting of a pension settlement charge of $6.8 and a Supplemental Executive Retirement Plan (SERP) curtailment benefit of $0.4;

4.
Certain costs previously allocated to the Information Management business that are now included in continuing operations as discussed below and in more detail in Note 3 of the Notes to Consolidated Financial Statements (these costs were $8.8, $23.6 and $28.4 in 2012, 2011 and 2010, respectively);

5.
Certain costs previously allocated to the HR Management business that are now included in continuing operations as discussed below and in more detail in Note 3 of the Notes to Consolidated Financial Statements; these costs were $9.1 in 2010, and;

6.	Severance and other transition costs associated with the change in the CEO of the Company in February 2010, which resulted in a negative impact to 2010 results from continuing operations of $7.6.

We use operating income excluding the above items to assess the underlying operational performance of the continuing operations of the business for the year and to have a basis to compare underlying results to prior and future periods. Adjustments for these items are relevant in evaluating the overall performance of the business. Limitations associated with the use of this non-GAAP measure includes that this measure does not include all of the amounts associated with our results as determined in accordance with GAAP. Management compensates for this limitation by using the non-GAAP measure, operating income excluding these items, and the GAAP measure, operating income, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measures beyond those described above.

	2012	2011	% Change 12 vs. 11	2010	% Change 11 vs. 10
Operating income (loss)	$38.6	$110.1	(65)	$(153.9)	NM
Operating Margin	1.9%	5.7%		8.2%

Restructuring	6.4	—	NM	28.7	NM
Asset impairment	88.6	—	NM	181.1	NM
Net pension and other post employment benefit plan charges	4.1	—	NM	6.4	NM
CEO transition costs	—	—	NM	7.6	NM
Information Management costs not qualifying as discontinued operations	8.8	23.6	(63)	28.4	(17)
HR Management costs not qualifying as discontinued operations	—	—	NM	9.1	NM
Adjusted Operating Income (a non-GAAP measure)	$146.5	$133.7	10	$107.4	24
Adjusted Operating Margin	7.3%	6.9%		5.8%

Convergys Corporation 2012 Annual Report 22

2012 vs. 2011
Consolidated Convergys operating income was $38.6 in 2012 compared to $110.1 in 2011 primarily as a result of the non-cash impairment charge. Excluding the Corporate restructuring charge, asset impairment charge, net pension and other post employment benefit plan charges, and the Information Management related costs, consolidated operating income for 2012 was $146.5 compared to $133.7 in 2011.

2011 vs. 2010
Operating income for 2011 was $110.1 compared to operating loss of $153.9 in the prior year, primarily as a result of the asset impairment charges in 2010. Excluding the Information Management related costs in 2011, and excluding the asset impairment charges, restructuring charges, net pension settlement charges, transition costs associated with the change in the CEO, and Information Management and HR Management related costs in 2010, consolidated operating income for 2011 was $133.7 compared to $107.4 in 2010.

Non-operating items

	2012	2011	% Change 12 vs. 11	2010	% Change 11 vs. 10
Operating Income (loss)	$38.6	$110.1	(65)	$(153.9)	NM
Earnings and gain from Cellular Partnerships, net	—	285.2	NM	47.2	NM
Other income (expense), net	4.3	9.8	(56)	8.9	10
Interest expense	(13.6)	(16.1)	(16)	(19.5)	(17)
Income (loss) before income taxes	$29.3	$389.0	(92)	$(117.3)	NM

2012 vs. 2011
Consolidated results for 2011 include a pre-tax gain of $265.0, $171.8 net of tax, from the sale of our investment in the Cellular Partnerships, comprised of our 33.8% interest in Cincinnati SMSA Limited Partnership and our 45.0% interest in the Cincinnati SMSA Tower Holdings, LLC, to AT&T, the general partner and a limited partner in both partnerships. Upon the close of the sale on July 1, 2011, we received cash proceeds of $320. We recorded income from our investment in the Cellular Partnerships of $20.2 in 2011 prior to the sale.

Other income of $4.3 in 2012 was due to income from our short-term investments and foreign exchange transaction gains. Other income of $9.8 in 2011 was primarily due to a pre-tax gain of $7.0 on the sale of the Finance and Accounting line of business and foreign exchange transaction gains. The foreign exchange gains and losses arise from transactions denominated in a currency other than the functional currency. As discussed in further detail in the section titled "Market Risk," we periodically enter into forward exchange contracts to protect the Company against these foreign currency exposures. The gains and losses from these forward exchange contracts related to balance sheet positions are reported within other income (expense), net. Interest expense of $13.6 includes $1.1 of incremental interest expense related to the purchase of the Orlando facility which was partially offset by the lower level of debt outstanding throughout 2012.

2011 vs. 2010
During 2011, we recognized a pre-tax gain of $265.0, $171.8 net of tax, on the sale of our investment in the Cellular Partnerships, as discussed above. We also recorded income from our investment in the Cellular Partnerships of $20.2 in 2011 prior to the sale compared to $47.2 for the full year in 2010.

Other income of $9.8 was primarily due to a pre-tax gain of $7.0 on the sale of the Finance and Accounting outsourcing line of business and foreign exchange transaction gains during 2011. Other income of $8.9 in 2010 includes the benefit of a $14.9 reduction to a non-operating accrual as well as foreign exchange transaction losses. Interest expense improved to $16.1 from $19.5 in the prior year reflecting a lower level of debt outstanding during the course of the year.

Income Taxes

Convergys Corporation 2012 Annual Report 23

	2012	2011	% Change 12 vs. 11	2010	% Change 11 vs. 10
Income (loss) before income taxes	$29.3	$389.0	(92)	$(117.3)	NM
Income tax expense	1.1	106.5	(99)	(7.5)	NM
Income (loss) from continuing operations, net of tax	$28.2	$282.5	(90)	$(109.8)	NM

2012 vs. 2011
Our effective tax rate on net income from continuing operations was 3.8% in 2012 compared to 27.4% in 2011. The lower effective tax rate in the current year is primarily due to a shift in the geographical mix of worldwide income which was partially offset by the non-deductibility of goodwill impairments and the impact of internal restructurings. Prior year tax expense includes $93.2 expense from the sale of our interests in the Cellular Partnerships and $17.0 of net tax benefits from international transactions and certain other discrete items.

Prior to March 31, 2011, we were under a tax holiday in India . The impact of this expiration of this holiday was mitigated by expansion in other jurisdictions with lower tax rates. See Note 14 of the Notes to Consolidated Financial Statements for further discussion related to effective tax rates.

2011 vs. 2010
Our effective tax rate on net income from continuing operations was 27.4% in 2011, which includes tax expense of $93.2 from the sale of our interests in the Cellular Partnership and $17.0 of net tax benefits from international transactions and certain other discrete items. Our effective tax rate on net income from continuing operations was 6.4% in 2010 due to the geographical mix of worldwide income which was partially offset by the impairment of assets with a significantly lower tax basis than book basis.

Net Income from Continuing Operations and Earnings per Diluted Share from Continuing Operations and Adjusted Net Income from Continuing Operating and Adjusted Earnings per Diluted Share from Continuing Operations (non-GAAP measures)

In order to assess the underlying operational performance of the continuing operations of the business, we provide non-GAAP measures in the tables below that exclude, in addition to the operating charges discussed above, the following:

1.	The gain on the sale of our interests in the Cellular Partnerships of $265.0 in 2011;

2.	The gain on the sale of the Finance and Accounting outsourcing line of business of $7.0 in 2011, reported within other income (expense), net;

3.	For comparability to current period results, income from our investment in the Cellular Partnerships of $20.2 and $47.2 for 2011 and 2010, respectively;

4.	Net tax benefits from international transactions, including certain discrete items, of $6.7 and $17.0 in 2012 and 2011, respectively;

5.	Incremental interest expense of $1.1 related to the purchase of the Orlando facility for 2012, and;

6.	A reduction of non-operating accruals by $14.9 during 2010, which is reported within other income (expense) net.

We use income from continuing operations, net of tax and earnings per share data excluding the above items to assess the underlying operational performance of the continuing operations of the business for the year and to have a basis to compare underlying results to prior and future periods. Adjustments for these items are relevant in evaluating the overall performance of the business. Limitations associated with the use of these non-GAAP measures include that these measures do not include all of the amounts associated with our results as determined in accordance with GAAP. Management compensates for these limitations by using the non-GAAP measures, operating income, income from continuing operations, net of tax and diluted earnings per share excluding these items, and the GAAP measures, operating income, income from continuing operations, net of tax and diluted earnings per share, in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond those described above.

Net charges on a per share basis include an adjustment to Diluted EPS utilizing diluted shares outstanding of 125.5

Convergys Corporation 2012 Annual Report 24

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

	2012	2011	% Change 12 vs. 11	2010	% Change 11 vs. 10
Income (loss) from continuing operations, net of tax	$28.2	$282.5	(90)	$(109.8)	NM
Total operating charges from above, net of tax	84.5	15.7	NM	221.6	NM
Earnings from Cellular Partnerships of $20.2 and $47.2 for 2011 and 2010, net of tax	—	(13.1)	NM	(30.7)	(57)
Gain on sale of interests in Cellular Partnerships, net of tax	—	(171.8)	NM	—	NM
Gain on sale of F&A line of business of $7.0 for 2011, net of tax	—	(4.3)	NM	—	NM
Debt reduction costs of $1.1 for 2012, net of tax	0.7	—	NM	—	NM
Adjustment of tax to normalized rate	(6.7)	(17.0)	(61)	—	NM
Non-operating reserve reduction of $14.9, net of tax	—	—	NM	(9.3)	NM
Adjusted income from continuing operations, net of tax (a non-GAAP measure)	$106.7	$92.0	16	$71.8	28

	2012	2011	% Change 12 vs. 11	2010	% Change 11 vs. 10
Diluted Earnings (Loss) per Common Share:
Continuing Operations	$0.24	$2.30	(90)	$(0.89)	NM
Impact of net charges above included in continuing operations, net of tax	0.67	(1.55)	(143)	1.46	NM
Adjusted diluted earnings per common share from continuing operations (a non-GAAP measure)	$0.91	$0.75	21	$0.57	32

2012 vs. 2011
As a result of the above, income from continuing operations for 2012 was $28.2 compared to $282.5 in 2011. Therefore, income from continuing operations per diluted share for 2012 was $0.24 compared to $2.30 in 2011. Excluding the asset impairment charge, Corporate restructuring, net pension and post employment charge, incremental interest on debt reduction, net tax benefits from certain discrete items and other Information Management-related charges in 2012, and excluding the gain on the sale of our interests in the Cellular Partnerships, the gain on the sale of the Finance and Accounting outsourcing line of business, earnings from our investments in the Cellular Partnership, Information Management related charges and net tax benefits from international transactions, including discrete items during 2011, income from continuing operations for 2012 was $106.7, or $0.91 per diluted share, compared to $92.0, or $0.75 per diluted share for 2011.

2011 vs. 2010
As a result of the factors above, the 2011 net income from continuing operations and diluted earnings per share from continuing operations were $282.5 and $2.30, respectively, compared with net loss from continuing operations and diluted loss per share from continuing operations of $109.8 and $0.89, respectively, in the prior year. Excluding the gain on the sale of our interests in the Cellular Partnerships, the gain on the sale of the Finance and Accounting outsourcing line of business, earnings from our investment in the Cellular Partnerships, Information Management related charges and net tax benefits from international transactions, including discrete items, during 2011, income from continuing operations for 2011 was $92.0, or $0.75 per diluted share. Excluding asset impairment charges, earnings from our investment in the Cellular Partnerships, restructuring charges, Information Management and HR Management related impacts, severance and other transition costs associated with the change in CEO of the Company, net pension and other post employment charges and a reduction of non-operating accruals, income from continuing operations was $71.8, or $0.57 per diluted share for 2010.

Results of Discontinued Operations, Results of Discontinued Operations per Diluted Share, Net Income and Net Income per Diluted Share

Convergys Corporation 2012 Annual Report 25

	2012	2011	% Change 12 vs. 11	2010	% Change 11 vs. 10
Income (loss) from continuing operations, net of tax	$28.2	$282.5	(90)	$(109.8)	NM
Income from discontinued operations, net of tax expense of $51.1, $5.9 and $63.2	72.4	52.3	38	56.6	(8)
Net Income (Loss)	$100.6	$334.8	NM	$(53.2)	NM

Diluted Earnings (Loss) Per Common Share:
Continuing Operations	$0.24	$2.30	(90)	$(0.89)	NM
Discontinued Operations	0.62	0.42	48	0.46	(9)
Net Diluted Earnings (Loss) Per Common Share	$0.86	$2.72	NM	$(0.43)	NM

2012 vs. 2011
The results from discontinued operations reflect the operating results of the Information Management business as well as tax benefits associated with changes in uncertain tax positions related to other previously divested businesses. Revenues from discontinued operations were $128.8 and $328.8 in 2012 and 2011, respectively. The $72.4 income from discontinued operations, net of tax, recognized in 2012 reflects income before tax of $23.7 from operating activities of the Information Management business prior to the sale, net tax benefits from operations of divested benefits of $32.5, and a $16.2 gain, net of $83.6 of tax, on the sale of the Information Management business. The results of operations for 2011 include a $6.5 tax benefit related to the HR Management business sold in 2010. Income from discontinued operations, net of tax, per diluted share for 2012 and 2011 was $0.62 and $0.42, respectively.

Including the results of discontinued operations, 2012 net income and earnings per diluted share were $100.6 and $0.86 , respectively, compared to $334.8 and $2.72, respectively, in 2011.

2011 vs. 2010
The results from discontinued operations reflect the operating results of the Information Management and HR Management businesses. Revenues from discontinued operations were $328.8 and $340.1 in 2011 and 2010, respectively, related to the Information Management business, and $107.2 in 2010 related to the HR Management business. The $52.3 income from discontinued operations, net of tax, recognized in 2011 reflects income, net of tax, of $45.8 from the Information Management business and a $6.5 tax benefit related to the sale of the HR Management business. The $63.8 income from discontinued operations, net of tax, recognized during 2010 reflects income, net of tax, of $42.3 from the Information Management business, $15.9 from operating activities of the HR Management business prior to completion of the sale as well as a gain of $5.6, net of $29.6 tax, on the sale of the HR Management business. Income from discontinued operations, net of tax, per diluted share for 2011 and 2010 was $0.42 and $0.46, respectively.

Total 2011 net income and earnings per diluted share were $334.8 and $2.72, respectively, compared with net loss and loss per diluted share of $53.2 and $0.43, respectively, in the prior year.

EBITDA and Adjusted EBITDA (Non-GAAP Measures)

Management uses EBITDA and adjusted EBITDA, excluding the operating and non-operating items discussed above, to monitor and evaluate the performance of the business and believes the presentation of these measures will enhance investors’ ability to analyze trends in the business and evaluate the Company’s underlying performance relative to other companies in the industry. The Company also uses EBITDA and Adjusted EBITDA in the calculations for certain employee incentive compensation plans. Adjusted EBITDA should not be considered in isolation or as a substitute for income from continuing operations, net of tax, or other income statement data prepared in accordance with GAAP and our presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. Management uses both the non-GAAP measure, adjusted EBITDA, and the GAAP measure, income from continuing operations, net of tax, in its evaluation of underlying performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above. This non-GAAP measure should be considered supplemental in nature and should not be construed as being more important than comparable GAAP measures.

Convergys Corporation 2012 Annual Report 26

	2012	2011	2010
Income (Loss) from Continuing Operations, net of tax	$28.2	$282.5	$(109.8)
Depreciation and Amortization	88.7	83.7	95.3
Interest expense	13.6	16.1	19.5
Income tax expense	1.1	106.5	(7.5)
EBITDA (a non-GAAP measure)	131.6	488.8	(2.5)
Asset impairment charges	88.6	—	181.1
Earnings from investment in Cellular Partnerships, net	—	(20.2)	(47.2)
Gain on sale of interests in Cellular Partnerships	—	(265.0)	—
Gain on sale of Finance and Accounting outsourcing line of business	—	(7.0)	—
Restructuring charges	6.4	—	28.7
Information Management related costs not qualifying as Discontinued Operations	8.8	23.6	28.4
HR Management related costs not qualifying as Discontinued Operations	—	—	9.1
CEO transition costs	—	—	7.6
Net pension and other post employment benefit plan charges	4.1	—	6.4
Non-operating reserve reduction	—	—	(14.9)
Adjusted EBITDA (a non-GAAP measure)	$239.5	$220.2	$196.7
Adjusted EBITDA Margin	11.9%	11.4%	10.6%

Restructuring Charges
As discussed in Note 8 of the Notes to Consolidated Financial Statements, we recorded the following restructuring charges:

2012 Restructuring
During 2012, the Company recorded restructuring charges of $11.6, consisting of $11.4 of severance-related charges and $0.2 of facility-related charges, as described below. The $11.4 of severance-related charges is expected to impact approximately 100 professional employees and reflects the changes in the Company's executive management team and realignment of Corporate overhead as a result of the sale of the Information Management business. These severance-related charges are expected to be substantially paid in cash by March 31, 2013 pursuant to the Company's severance policies. The total remaining liability under this severance-related plan, which is included within Payables and other current liabilities on the Company's Consolidated Balance Sheets was $5.2 at December 31, 2012.

2011 Restructuring
During 2011, we initiated operational changes that resulted in severance costs of $1.2 largely to reduce headcount and align resources to future business needs. Severance actions impacted approximately 50 professional employees worldwide and charges were largely paid in cash pursuant to our existing severance policy and employment agreements. These actions were substantially completed by the end of 2011. The liability under this plan was fully settled at December 31, 2012.

2010 Restructuring
During 2010, we initiated a restructuring plan and incurred a total charge of $28.7, consisting of $19.4 of severance-related charges and $9.3 of facility-related charges. The $19.4 of severance-related charges were largely to reduce headcount and align resources to business needs and to further simplify operations to reflect the impact of the sale of the HR Management line of business. The full-year severance charge of $19.4 was largely paid in cash pursuant to our existing severance policy and employment agreements. These actions affected approximately 1,000 professional employees and approximately 1,400 non-salaried employees worldwide and were substantially completed by December 31, 2011. The facility-related charge of $9.3 relates to lease rent accruals and penalties for properties that have closed as the result of consolidating facilities and shifting capacity. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. We used estimates, based

Convergys Corporation 2012 Annual Report 27

on consultation with our real estate advisors, to determine the proceeds from any future sublease agreements. We will continue to evaluate these estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges related to this facility closure in the future. Therefore, the Company reviews the facility-related reserves on a facility basis rather than a restructuring charge basis. The liability under this plan was fully settled at December 31, 2012.

Savings from Restructuring Plans
The 2012 severance actions are expected to result in cost reductions in excess of $10 on an annualized basis when complete. The severance actions from the 2010 and 2011 plans resulted in cost reductions in excess of $55 on an annualized basis, largely included in 2012 results. The impact of these benefits will be spread across our operating expenses, particularly within the selling, general and administrative expenses and cost of providing services and products sold captions of our Consolidated Statements of Income. When completed, the severance actions, in total, are also expected to result in cash savings in excess of $55 on an annualized basis. We do not believe that the impact on our overall liquidity is material.

Facilities Restructuring
During 2012, the Company recognized $0.2 of incremental facility-related restructuring charges due to a change in estimate for a previously closed facility. The Company's facilities restructuring reserves are equal to the estimated present value of future costs associated with the facilities, net of proceeds from any probable future sublease agreements. The Company uses estimates, based on consultation with the Company's real estate advisors, to determine the proceeds from any future sublease agreements. The Company continues to evaluate these estimates in recording the facilities abandonment charge. The remaining liability for these facilities, which is included within Payables and other current liabilities on the Company's Consolidated Balance Sheets was $0.3 at December 31, 2012 and $0.5 at December 31, 2011.

Client Concentration
During 2012, our three largest clients accounted for 47.8% of our consolidated revenues, compared to 47.2% and 42.1% in 2011 and 2010, respectively. AT&T, our largest client, accounted for 23.1% of our consolidated revenues in 2012 compared to 23.4% and 23.0% in 2011 and 2010 respectively. Comcast and DIRECTV are our second and third largest clients. Revenues from Comcast were 12.4% of our consolidated revenues in 2012 compared to 12.0% and 10.5% in 2011 and 2010, respectively. Revenues from DIRECTV were 12.3% of our consolidated revenues in 2012 compared to 11.8% and 8.6% in 2011 and 2010, respectively. Volumes under certain of our long-term arrangements are earned under multiple contracts with these clients and are subject to variation based on, among other things, general economic conditions, client outsourcing trends and seasonal patterns in our clients' businesses.

Business Outlook
Convergys expects continuing revenue growth and profit improvement for the full year 2013 compared with 2012 adjusted results, including:

•	Total revenue to exceed $2,045, increasing from prior year $2,005;

•	Adjusted EBITDA to exceed $245, improving from prior year adjusted EBITDA of $240;

•	Effective tax rate to approximate 22%;

•	Diluted average shares outstanding to approximate 112, compared with prior year average of 117 shares;

•	EPS to exceed $1.00, improving from prior year adjusted EPS of $0.91, and;

•	Free cash flow to approximate adjusted net income.

The Company expects second-half 2013 results to exceed first-half 2013 results.

Not included in this outlook is the impact of any future strategic acquisitions or share repurchase activities. Also not included in this guidance are results classified within discontinued operations, including the impact of the sale of the Information Management business as well as other costs that may be incurred related to, or as a result of, the transaction. Costs that may be incurred as a result of the transaction include an expected 2013 pension settlement charge.

To provide a relevant comparison of 2013 guidance with 2012 underlying performance from continuing operations, the following table reconciles 2012 GAAP results to 2012 non-GAAP and adjusted EBITDA, excluding Information

Convergys Corporation 2012 Annual Report 28

Management business sale impacts and certain other tax items.

CONVERGYS CORPORATION
Reconciliation of GAAP results from Continuing Operations to Non-GAAP metrics for Comparison to 2013 Guidance
(In Millions Except Per Share Amounts)

	2012
	Q1	Q2	Q3	Q4	YTD
Net Income (Loss) from Continuing Operations under U.S GAAP	$21.4	$(53.7)	$30.3	$30.2	$28.2
Restructuring of $6.4, net of tax	—	5.1	—	—	5.1
Asset impairment of $88.6, net of tax	—	70.3	—	—	70.3
Pension and other post employment benefit plan curtailment benefit of $2.7 and settlement charge of $6.8, net of tax	—	(2.1)	—	4.2	2.1
Information Management costs not qualifying as Discontinued Operations of $6.0 and $2.8, net of tax	4.8	2.2	—	—	7.0
Orlando financing fees of $1.1, net of tax	—	0.7	—		0.7
Impact of normalization of effective tax rate for discrete and other items	—	—	—	(6.7)	(6.7)
Adjusted Net Income from Continuing Operations (a non-GAAP measure)	$26.2	$22.5	$30.3	$27.7	$106.7

Earnings (Loss) Per Share from Continuing Operations under U.S. GAAP	$0.18	$(0.47)	$0.26	$0.27	$0.24
Net impact of items above per adjusted diluted share	0.04	0.66	—	(0.02)	0.67
Adjusted Earnings Per Share from Continuing Operations (a non-GAAP measure)	$0.22	$0.19	$0.26	$0.25	$0.91

Net Income (Loss) from Continuing Operations under U.S. GAAP	$21.4	$(53.7)	$30.3	$30.2	$28.2
Depreciation and Amortization	22.2	22.3	21.1	23.1	88.7
Interest expense	3.6	4.4	2.8	2.8	13.6
Income tax expense (benefit)	5.4	(10.5)	6.8	(0.6)	1.1
EBITDA	$52.6	$(37.5)	$61.0	$55.5	$131.6

Restructuring	—	6.4	—	—	6.4
Asset impairment charges	—	88.6	—	—	88.6
Net pension and other post employment benefit plan charges	—	(2.7)	—	6.8	4.1
Information Management costs not qualifying as Discontinued Operations	6.0	2.8	—	—	8.8
Adjusted EBITDA	$58.6	$57.6	$61.0	$62.3	$239.5

Financial Condition, Liquidity and Capital Resources
Liquidity and Cash Flows
We use existing cash and the net cash generated from ongoing operations to fund those operations, invest in the business, make required debt payments and pay dividends at the discretion of the Board of Directors for the next twelve months. We also believe available borrowings under existing credit facilities will provide additional ability to invest in the business.

Convergys Corporation 2012 Annual Report 29

Cash flows from operating activities generally provide us with a significant source of funding for our investing and financing activities. Cash flows for 2012, 2011, and 2010 were as follows:

	2012	2011	2010
Net cash flows from operating activities
Operating activities of continuing operations	$103.9	$161.4	$179.2
Operating activities of discontinued operations	9.1	35.2	15.0
	$113.0	$196.6	$194.2
Net cash flows provided by (used in) investing activities
Investing activities of continuing operations	$(162.7)	$235.6	$(63.0)
Investing activities of discontinued operations	425.3	(13.5)	63.7
	$262.6	$222.1	$0.7
Net cash flows used in financing activities
Financing activities of continuing operations	$(242.6)	$(183.0)	$(336.9)
Financing activities of discontinued operations	(0.1)	—	(3.6)
	$(242.7)	$(183.0)	$(340.5)

Cash flows from operating activities totaled $113.0 in 2012, compared to $196.6 in 2011, and $194.2 in 2010. Cash flows provided by continuing operations for 2012 was $103.9 compared to $161.4 and $179.2 in 2011 and 2010, respectively. Excluding the impact of discontinued operations, the decrease in the current year was primarily the result of approximately $35 of cash payments to reduce long-term liabilities, included within the change in other assets and liabilities in the Consolidated Statement of Cash Flows and cash payments for income taxes of approximately $40 related to the completion of the sale of the Information Management business and approximately $20 associated with prior year internal restructurings, included within the change in payables and other current liabilities in the Consolidated Statement of Cash Flows, partially offset by higher operating income from continuing operations excluding asset impairment charges as well as the timing of working capital requirements. The decrease from 2010 to 2011 was primarily the result of the receipt of tax refunds of approximately $48 in 2010, increased net implementation spending in 2011 and the timing of net working capital. Cash flows provided by discontinued operations for 2012 were $9.1 compared to $35.2 and $15.0 in 2011 and 2010, respectively.

Cash flows provided by investing activities were $262.6 during 2012, which included $425.3 provided by discontinued operations as a result of the sale of the Information Management business, partially offset by $98.4 of capital expenditures and $64.3 of purchases of short-term investments, net of maturity of short-term investments. Cash flows provided by investing activities were $222.1 in 2011, which included $13.5 used in discontinued operations, and cash proceeds of $320.0 from the sale of the Cellular Partnership interests, $3.1 from the sale of assets, and $10.0 from the sale of the Finance and Accounting outsourcing line of business, partially offset by $74.8 of capital expenditures and $22.7 of purchases of investment securities. Cash flow provided by investing activities was $0.7 in 2010, which included $63.7 from discontinued operations, mostly related to the sale of the HR Management line of business, and capital expenditures of $63.0.

Cash flows used in financing activities were $242.7 during 2012, $183.0 during 2011 and $340.5 in 2010. During 2012 we repurchased 12.0 shares of the Company's common stock for $180.8, repaid $66.5 on our outstanding borrowings, and paid $11.2 in cash dividends, partially offset by $10.9 we received from exercise of stock options and $5.0 from excess tax benefits from share-based compensation arrangements. The impact of shares repurchased on our cash flows used in financing activities does not include approximately 0.3 shares of the Company's common stock settled for $3.6 in cash subsequent to year end. During 2011, we repurchased 7.7 of our common shares for $96.8 and repaid $86.0 on our outstanding borrowings. During 2010, we repaid the entire $400.0 outstanding balance on our Five-Year Competitive Advance and Revolving Credit Facility and borrowed $85.0 on our accounts receivable securitization facility, net of repayments. We also repurchased our common shares for $24.9 during 2010.

As of December 31, 2012, our credit ratings and outlook are as follows:

Convergys Corporation 2012 Annual Report 30

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

Computation of Free Cash Flows:	2012	2011	2010
Net cash flow from operations	$113.0	$196.6	$194.2
Capital expenditures, net of proceeds from disposal of assets	(104.6)	(88.3)	(66.3)
Free Cash Flows (a non-GAAP measure)	$8.4	$108.3	$127.9
Payments made to settle obligations of HR Management in connection with and upon substantial completion of the sale of the business	—	—	28.2
Payments made related to CEO transition	—	—	8.0
Adjusted free cash flow (a non-GAAP measure)	$8.4	$108.3	$164.1

Free cash flows, as defined above, were $8.4, $108.3, and $127.9 for 2012, 2011 and 2010, respectively. Free cash flow for 2010 includes cash payments of $28.2 made to settle obligations of the HR Management business in connection with and at the time of the substantial completion of the sale of that business and $8.0 of cash payments made related to the CEO transition. Excluding these payments, adjusted free cash flow for 2012, 2011 and 2010 was $8.4, $108.3 and $164.1, respectively. The decrease in adjusted free cash flow of $99.9 in the current year was due to lower cash generated from operating activities explained above and increased capital expenditures during 2012. The decrease from 2010 to 2011 was due to lower cash generated from activities during 2011 as a result of the timing of working capital requirements, including accounts receivable, as well as lower operating income, partially offset by the positive impact of the receipt of tax refunds of approximately $48 in 2010 and lower capital expenditures. Adjusted free cash flow for 2010 also includes $10.0 paid in connection with the refinancing of the Orlando synthetic lease.

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

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments
At December 31, 2012, total capitalization was $1,432.5, consisting of $60.6 of short-term and long-term debt and capital lease obligations and $1,371.9 of equity. At December 31, 2011, total capitalization was $1,538.6, consisting of $127.1 of short-term and long-term debt and capital lease obligations and $1,411.5 of equity. The total debt-to-capital ratio at December 31, 2012 was 4.2%, which compares to 8.3% at December 31, 2011. The decrease in this ratio is due to a lower level of borrowings in 2012 compared to 2011.

On March, 11, 2011, we entered into a $300 Four-Year Competitive Advance and Revolving Credit Facility Agreement (the New Credit Facility). This New Credit Facility replaces our $400 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the Prior Credit Facility), dated as of October 20, 2006 and as amended subsequently,

Convergys Corporation 2012 Annual Report 31

among Convergys and a group of financial institutions. In connection with our entry into the New Credit Facility, we terminated the Prior Credit Facility.

We have two borrowing options available under the New Credit Facility: (i) a competitive advance option which is provided on an uncommitted competitive advance basis through an auction mechanism and (ii) a revolving credit option which is provided on a committed basis. Under each option, amounts borrowed and repaid may be re-borrowed subject to availability. Borrowings under the New Credit Facility bear interest at the rates described in the New Credit Facility. The New Credit Facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios (as defined in the New Credit Facility). The Company’s interest coverage ratio, defined as the ratio of EBITDA to consolidated interest expense, cannot be less than 4.00 to 1.00 as determined on a rolling four quarter basis. Our debt-to-EBITDA ratio cannot be greater than 3.00 to 1.00 until December 31, 2012 and 2.75 to 1.00 after December 31, 2012. The New Credit Facility also contains customary representations and warranties. In the event of a default, the lenders may terminate the commitments and declare the amounts outstanding, and all accrued interest, immediately due and payable. The maturity date of the New Credit Facility is March 11, 2015 except that, upon the satisfaction of certain conditions, we may extend the maturity date by one year twice during the term. We will pay an annual facility fee regardless of utilization. At December 31, 2012 the facility was undrawn. We were in compliance with all covenants at December 31, 2012.

In 2009, we issued a total of $125.0 aggregate principal amount of new 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) in exchange for $122.5 of our 4.875% Unsecured Senior Notes due December 15, 2009. The entire balance of the 2029 Convertible Debentures was outstanding as of December 31, 2012 and December 31, 2011.

During June 2011, the Company extended the terms of an asset securitization facility collateralized by accounts receivable of certain of the Company’s subsidiaries, resulting in a purchase limit of $150.0 expiring in June 2014. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy-remote subsidiary. The asset securitization facility does not qualify for sale treatment under the authoritative guidance for the accounting for transfers and servicing of financial assets and extinguishments of liabilities. Accordingly, the accounts receivable and related debt obligation will remain on the Company’s Consolidated Balance Sheets. At December 31, 2012 and December 31, 2011, the facility was undrawn.

We leased an office complex in Orlando, Florida, under a five-year capital lease that began on June 30, 2010. During 2012, we exercised our option to purchase this leased office facility by discharging the related lease financing obligation in the principal amount of $55.0. Total capital lease obligations subsequent to the purchase were $2.2 at December 31, 2012 compared to $58.7 at December 31, 2011.

During 2012, we repurchased 12.3 of our common shares for $184.4 pursuant to outstanding authorizations. Based upon timing of transactions, $3.6 of the shares repurchased had not settled at December 31, 2012. These shares are excluded from outstanding shares at the end of the year and were settled in cash during the first quarter of 2013. The timing and terms of any future transactions depend on a number of considerations including future earnings, cash flow, financial condition, financial covenants and other relevant factors. In February 2013, our Board of Directors approved an increase in remaining authorized share repurchases to $250.0 in the aggregate. The Company also repurchased 0.8 shares at an average price of $16.51 for aggregate proceeds of $14.0 subsequent to December 31, 2012 through February 21, 2013.

The following summarizes our contractual obligations at December 31, 2012, and the effect such obligations are expected to have on liquidity and cash flows in future periods:

Convergys Corporation 2012 Annual Report 32

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	After 3 Years
Debt and capital lease obligations (1)	$127.2	$0.7	$1.5	$125.0
Debt interest (2)	120.8	7.2	21.6	92.0
Operating leases (3)	261.3	66.2	133.7	61.4
Pension contributions (4)	54.2	0.2	30.0	24.0
Unrecognized tax benefits (5)	—	—	—	—
Total	$563.5	$74.3	$186.8	$302.4

(1)	See Note 7 of the Notes to Consolidated Financial Statements for further information.

(2)	This includes interest expense on fixed rate debt and capital lease obligations. This includes only the cash payable compound of interest expense in our 2029 Convertible Debentures.

(3)	See Note 11 of the Notes to Consolidated Financial Statements for further information.

(4)
The Company met ERISA funding requirements for 2013 with a $20.0 contribution to the cash balance pension plan in December 2012. Estimates for 2014 and beyond assume a 7.5% return on assets and Moving Ahead for Progress in the 21st Century Act (MAP-21) interest rates. Actual cash payments may vary based upon actual performance.

(5)
Unrecognized tax benefits of $54.0 are excluded from this table as the uncertainty related to the amount and period of any cash settlement prevents the Company from making a reasonably reliable estimate.

At December 31, 2012, we had outstanding letters of credit of approximately $27.9, bond obligations of approximately $1.5 related to performance and payment guarantees, and $30.0 related to performance and payment guarantees for our former HR Management line of business. Upon completion of the sale of the HR Management business, we continue to be responsible for these bond obligations. Although NorthgateArinso is obligated to indemnify the Company for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, the Company maintains a liability of approximately $1.0. We believe that any guarantee obligation that may arise related to performance and payment guarantees of continuing operations will not be material. We also have purchase commitments with telecommunications providers of approximately $17.3 for 2013.

On May 8, 2012, we announced that our Board of Directors declared an initial quarterly cash dividend of $0.05 per share. The initial quarterly cash dividend was paid on July 6, 2012 to all shareholders of record as of June 22, 2012. On July 26, 2012, we announced that our Board of Directors declared a quarterly cash dividend of $0.05 per share, which was paid on October 5, 2012 to all shareholders of record as of September 21, 2012. On October 23, 2012, we announced that our Board of Directors declared a quarterly cash dividend of $0.05 per share, which was paid on January 4, 2013 to all shareholders of record as of December 21, 2012. On February 7, 2013, the Company announced that the Board of Directors raised the quarterly dividend 20 percent to $0.06 per share. The dividend payment of $0.06 is scheduled to be made on April 5, 2013 to shareholders of record at the close of business on March 22, 2013. The Board expects that future cash dividends will be paid on a quarterly basis. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on our future earnings, cash flow, financial condition, financial covenants and other relevant factors. We intend to continue to use cash dividends as a means of returning capital to our shareholders, subject to our ongoing review and determinations that cash dividends are in the best interests of our shareholders.

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

Interest Rate Risk
At December 31, 2012, all of our debt instruments were fixed rate borrowings with an outstanding amount of $60.6.

Convergys Corporation 2012 Annual Report 33

We had no variable rate borrowings at December 31, 2012.

Foreign Currency Exchange Rate Risk
We serve many of our U.S.-based clients using contact center capacity in the Philippines, India, and Colombia. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR), or Colombian pesos (COP), which represents a foreign exchange exposure. Beginning in 2011, we entered into a contract with a client priced in Australian dollars (AUD). As of December 31, 2012, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward contracts with several financial institutions to acquire a total of PHP 15,360.0 at a fixed price of $349.6 at various dates through December 2015, INR 9,792.5 at a fixed price of $176.6 at various dates through December 2015, and COP 35,700.0 at a fixed price of $18.4 at various dates through December 2014, and to sell a total of AUD 44.7 at a fixed price of $45.7 at various dates through December 2013. The fair value of these derivative instruments as of December 31, 2012 is presented in Note 13 of the Notes to Consolidated Financial Statements. The potential loss in fair value at December 31, 2012 for such contracts resulting from a hypothetical 10% adverse change in currency exchange rates between the U.S. dollar and the currencies above is approximately $49.9. This loss would be substantially mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of December 31, 2012, the fair value of these derivatives was immaterial to the Consolidated Financial Statements.

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

Goodwill
The Company has recorded on its Consolidated Balance Sheets Goodwill of $577.7 and $621.5 at December 31, 2012 and December 31, 2011, respectively. The December 31, 2012 balance reflects a $46.0 goodwill impairment charge recognized in the second quarter of 2012 related to the Customer Interaction Technology (CIT) reporting unit. Completion of the sale of the Information Management business qualified as a triggering event for an interim assessment of goodwill impairment for the Company's Information Management and CIT reporting units at June 30, 2012. Based upon the purchase price for the Information Management business, the triggering event did not indicate an impairment of the Information Management reporting unit. The sale of the Information Management business impacted the sale of certain products developed by the CIT reporting unit and co-marketed by CIT and the Information Management business. Due in part to this transition, the fair value of the CIT reporting unit was determined to be less than its carrying value.

Goodwill is allocated to the reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it generally no longer retains its identification with a particular acquisition, but instead becomes identified with a reporting unit as a whole. As a result, all of the fair value of each reporting unit is available to support the value of goodwill allocated to the unit. As of December 31, 2012, the Company operated in one core business

Convergys Corporation 2012 Annual Report 34

segment as discussed in Note 16 of Notes to Consolidated Financial Statements.

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

For 2012, the Company tested goodwill for the following reporting units: Customer Management – Live Agents and Customer Management – CIT (CIT). As a result of the impairment of CIT goodwill in the second quarter, only the Customer Management - Live Agents reporting unit has goodwill at October 1, 2012 and December 31, 2012.

As a result of the adoption of Accounting Standards Update ("ASU") No. 2011-08 "Testing goodwill for impairment," effective January 1, 2012, we first assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategies and financial performance, when evaluating potential impairment for goodwill. If, after completing such assessment, it is determined more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test.

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

Fair value of the reporting unit is determined using a combination of the market approach and the income approach. Under the market approach, fair value is based on actual stock prices or transaction prices of comparable companies. The market approach requires significant judgment regarding the selection of comparable companies. Under the income approach, fair value is dependent on the present value of net cash flows to be derived from the ownership. The income approach requires significant judgment including estimates about future cash flows and discount rates. The forecasted cash flows are based upon the Company’s long-term strategic business plan, and a terminal value is used to estimate the operating segment’s cash flows beyond this plan. The discount rate represents the weighted-average cost of capital, which is an estimate of the overall after-tax rate of return required by equity and debt market participants of a business enterprise. Both the market and income approaches require the use of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows. Discount rate assumptions are based upon an assessment of the risk inherent in the future cash flows.

Based on the interim 2012 results of Step 1 for the CIT reporting unit, there was an indication of impairment as the carrying value exceeded the fair value of the reporting unit. Accordingly, the second step of testing was performed for CIT. Conclusion of step two of the impairment analysis resulted in the impairment of the entire $46.0 goodwill balance of this reporting unit. The Company recorded a $46.0 goodwill impairment charge ($44.4 net of tax) in the second quarter of 2012, included in the asset impairment caption in the accompanying Consolidated Statements of Income.

The most recent annual impairment test performed as of October 1, 2012, indicated that the fair value of the Customer Management - Live Agents reporting unit was substantially in excess of its carrying values. Despite that excess, however, impairment charges could still be required if a divestiture decision were made or other significant

Convergys Corporation 2012 Annual Report 35

economic event occurred with respect to the reporting units. Subsequent to our October 1, 2012 annual impairment test, no indications of an impairment were identified.

 Other Intangible Assets
At December 31, 2012, we had a carrying value of $33.7 of other intangible assets, net of amortization, consisting of $14.8 in software, which is classified in property, plant and equipment on the Consolidated Balance Sheets, and $18.9 in customer relationships. As amortizable intangible assets, the Company evaluates the intangible assets for recoverability on an annual basis or if events or circumstances indicate a possible inability to recover their carrying amounts, by comparing estimates of undiscounted future cash flows to the carrying values of the related assets. Based on the results of testing, no impairment charges were recognized in 2012. The goodwill impairment charge recorded in the second quarter of 2012 was an impairment indicator; however, testing at the interim date and at December 31, 2012 resulted in no impairment to the other intangible assets in 2012.

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

During the second quarter of 2012, we committed to a plan to sell our Corporate office facilities in Cincinnati, Ohio. Accordingly, the property met the criteria to be classified as “Held-for-Sale” and was required to be measured at the lower of its carrying value or fair value less costs to sell. We determined the fair value was less than its carrying amount; therefore we recognized an impairment loss of $42.6 ($27.0 after tax) included in the asset impairment caption in the accompanying Consolidated Statements of Income. Fair value was determined based on the income approach.

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

Convergys Corporation 2012 Annual Report 36

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

Restructuring Charges
We recognize liabilities for a cost associated with an exit or disposal activity measured initially at fair value only when the liability is incurred. During the last three years, we recorded restructuring charges related to reductions in headcount and facility closures. As of December 31, 2012, we had a restructuring accrual of $5.5, $0.3 of which relates to facility closure costs that will be paid over several years until the leases expire. The accrual is equal to the future costs associated with the abandoned facilities, net of the proceeds from any probable future sublease agreements. We have used estimates, based on consultation with real estate advisors, to estimate the proceeds from any future sublease agreements. We will continue to evaluate our estimates in recording the facilities abandonment charge. As a result, there may be additional charges or reversals in the future.

Other
We have made certain other estimates that, while not involving the same degree of judgment, are important to understanding our financial statements. These estimates are in the areas of measuring our obligations related to our defined benefit plans and self-insurance accruals.

New Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) 2012-02 , "Intangibles - Goodwill and Other: Testing indefinite-lived intangible assets for impairment" (ASU 2012-02). The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The approach is similar to the guidance in ASU 2011-08 finalized last year for goodwill impairment testing. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal year beginning after September 15, 2012 and early adoption is permitted. The Company adopted ASU 2012-02 effective January 1, 2013 and does not expect this pronouncement to have a material effect on the consolidated financial statements.

In September 2011, the FASB, issued ASU No. 2011-08, "Intangibles - Goodwill and Other: Testing goodwill for impairment" (ASU 2011-08). This ASU simplifies the goodwill impairment assessment by permitting a company to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company adopted ASU 2011-08 for its goodwill impairment test as of January 1, 2012. Its adoption did not have a material effect on the consolidated financial statements.

In May 2011, the FASB issued 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" (ASU 2011-04). The adoption of ASU 2011-04 conforms the meaning of fair value between U.S. GAPP and IFRS and improves consistency of disclosures relating to fair value. This ASU requires a reporting entity to provide quantitative information about the significant unobservable inputs used in the fair value measurements categorized within Level 3 of the fair value hierarchy. The amendments in this update are effective for annual periods beginning after December 31, 2011. The Company adopted

Convergys Corporation 2012 Annual Report 37

ASU 2011-04 effective for the year ended December 31, 2012. The adoption did not have a material effect on the consolidated financial statements.

Convergys Corporation 2012 Annual Report 38

Item 7A. and 8.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The information required by Item 7A is included in Item 7 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data
Beginning on page 40 are the Consolidated Financial Statements with applicable notes and the related Report of Independent Registered Public Accounting Firm, the supplementary financial information specified by Item 302 of Regulation S-K and Financial Statement Schedule II – Valuation and Qualifying Accruals.

Convergys Corporation 2012 Annual Report 39

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Convergys Corporation

We have audited the accompanying consolidated balance sheets of Convergys Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convergys Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Convergys Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cincinnati, Ohio
February 21, 2013

Convergys Corporation 2012 Annual Report 40

Consolidated Statements of Income (Loss)

	Year Ended December 31,
(Amounts In Millions Except Per Share Amounts)	2012	2011	2010
Revenues	$2,005.0	$1,933.2	$1,863.3
Operating Costs and Expenses:
Cost of providing services and products sold(1)	1,289.5	1,240.4	1,157.8
Selling, general and administrative expenses	477.2	483.8	536.3
Research and development costs	10.8	14.0	18.0
Depreciation	82.4	76.3	87.6
Amortization	6.3	7.4	7.7
Restructuring charges	11.6	1.2	28.7
Asset impairment	88.6	—	181.1
Total costs and expenses	1,966.4	1,823.1	2,017.2
Operating Income (Loss)	38.6	110.1	(153.9)
Earnings and gain from Cellular Partnerships, net	—	285.2	47.2
Other income (expense), net	4.3	9.8	8.9
Interest expense	(13.6)	(16.1)	(19.5)
Income (loss) before income taxes	29.3	389.0	(117.3)
Income tax expense	1.1	106.5	(7.5)
Income (loss) from continuing operations	28.2	282.5	(109.8)
Income from discontinued operations, net of tax	72.4	52.3	56.6
Net Income (Loss)	$100.6	$334.8	$(53.2)
Basic Earnings (Loss) per share:
Continuing Operations	$0.25	$2.35	$(0.89)
Discontinued Operations	0.65	0.44	0.46
Net basic earnings (loss) per share	$0.90	$2.79	$(0.43)
Diluted Earnings (Loss) per share:
Continuing Operations	$0.24	$2.30	$(0.89)
Discontinued Operations	0.62	0.42	0.46
Net diluted earnings (loss) per share	$0.86	$2.72	$(0.43)
Weighted average common shares outstanding:
Basic	112.2	120.2	123.1
Diluted	117.1	122.9	123.1

Cash dividends declared per share	$0.15	$—	$—

(1)	Exclusive of depreciation and amortization, with the exception of amortization of deferred charges.

The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2012 Annual Report 41

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(In millions)	2012	2011	2010
Net Income (Loss)	$100.6	$334.8	$(53.2)
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	22.3	(3.9)	11.7
Change related to pension liability (net of tax (expense) benefit of ($0.6), $6.7 and $2.9)	1.0	(7.3)	(3.5)
Unrealized gain (loss) on hedging activities (net of reclassification adjustments and net of tax (expense) benefit of ($8.1), $13.0 and ($20.0))	12.9	(20.2)	33.5
Total other comprehensive income (loss)	36.2	(31.4)	41.7
Total Comprehensive Income (Loss)	$136.8	$303.4	$(11.5)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2012 Annual Report 42

Consolidated Balance Sheets

	At December 31,
(Amounts In Millions)	2012	2011
Assets
Current Assets
Cash and cash equivalents	$554.7	$421.8
Short term investments	83.8	22.7
Receivables, net of allowances of $5.9 and $9.3	319.8	305.9
Deferred income tax assets	8.9	44.8
Prepaid expenses	33.2	28.1
Other current assets	65.6	40.5
Current assets held-for-sale	34.6	87.3
Total current assets	1,100.6	951.1
Property and equipment, net	279.2	343.9
Goodwill	577.7	621.5
Other intangibles, net	18.9	25.3
Deferred income tax assets	19.2	26.1
Other assets	42.3	43.2
Other assets held-for-sale	—	319.7
Total Assets	$2,037.9	$2,330.8
Liabilities and Shareholders’ Equity
Current Liabilities
Debt and capital lease obligations maturing within one year	$0.7	$6.2
Payables and other current liabilities	285.8	297.7
Current liabilities held-for-sale	—	68.3
Total current liabilities	286.5	372.2
Long-term debt and capital lease obligations	59.9	120.9
Deferred income tax liabilities	136.5	101.0
Accrued pension liabilities	109.2	136.0
Other long-term liabilities	73.9	137.5
Long term liabilities held-for-sale	—	51.7
Total liabilities	666.0	919.3
Shareholders’ Equity
Preferred shares—without par value, 5.0 authorized; none outstanding	—	—
Common shares—without par value, 500.0 authorized; 187.5 and 185.0 issued, 105.9 and 115.4 outstanding, as of December 31, 2012 and December 31, 2011, respectively	1,133.0	1,111.8
Treasury stock—81.6 shares in 2012 and 69.6 in 2011	(1,329.2)	(1,149.1)
Retained earnings	1,578.6	1,495.5
Accumulated other comprehensive loss	(10.5)	(46.7)
Total shareholders’ equity	1,371.9	1,411.5
Total Liabilities and Shareholders’ Equity	$2,037.9	$2,330.8

The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2012 Annual Report 43

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in Millions)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$100.6	$334.8	$(53.2)
Income from discontinued operations	72.4	52.3	56.6
Income (loss) from continuing operations	28.2	282.5	(109.8)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88.7	83.7	95.3
Gain on sale of interests in the Cellular Partnerships	—	(265.0)	—
Gain on sale of business	—	(7.0)	—
Asset impairment	88.6	—	181.1
Deferred income tax (benefit) expense	(4.2)	15.5	0.1
Earnings from Cellular Partnerships, net	—	(20.2)	(47.2)
Distributions from Cellular Partnerships	—	30.7	35.7
Stock compensation expense	20.2	14.8	12.1
Changes in assets and liabilities:
Change in receivables	(14.1)	(27.1)	5.0
Change in other current assets	(23.4)	5.2	49.2
Change in deferred charges, net	1.4	(6.1)	—
Change in other assets and liabilities	(28.2)	51.9	(21.6)
Change in payables and other current liabilities	(56.5)	6.5	(15.5)
Other, net	3.2	(4.0)	(5.2)
Net cash provided by operating activities of continuing operations	103.9	161.4	179.2
Net cash provided by operating activities of discontinued operations	9.1	35.2	15.0
Net cash provided by operating activities	113.0	196.6	194.2
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(98.4)	(74.8)	(63.0)
Proceeds from sale of interests in the Cellular Partnerships	—	320.0	—
Proceeds from disposition of assets	—	3.1	—
Proceeds from disposition of business	—	10.0	—
Purchase of investment securities	—	(22.7)	—
Purchase of short-term investments	(83.3)	—	—
Proceeds from maturity of short-term investments	19.0	—	—
Net cash (used in) provided by investing activities of continuing operations	(162.7)	235.6	(63.0)
Net cash provided by (used in) investing activities of discontinued operations	425.3	(13.5)	63.7
Net cash provided by investing activities	262.6	222.1	0.7
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of credit facilities and other debt, net	(66.5)	(86.0)	(312.0)
Repurchase of common shares	(180.8)	(96.8)	(24.9)
Proceeds from exercise of stock options	10.9	3.0	—
Payments of dividends	(11.2)	—	—
Excess tax benefit from share-based payment arrangements	5.0	—	—
Other, net	—	(3.2)	—
Net cash used in financing activities of continuing operations	(242.6)	(183.0)	(336.9)
Net cash used in financing activities of discontinued operations	(0.1)	—	(3.6)
Net cash used in financing activities	(242.7)	(183.0)	(340.5)
Net increase (decrease) in cash and cash equivalents	132.9	235.7	(145.6)
Cash and cash equivalents at beginning of period	421.8	186.1	331.7
Cash and cash equivalents at end of period	$554.7	$421.8	$186.1

Convergys Corporation 2012 Annual Report 44

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$13.7	$16.7	$18.2
Income taxes paid, net of refunds	$(68.2)	$(20.6)	$(16.9)
 The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2012 Annual Report 45

Consolidated Statements of Shareholders’ Equity

(Amounts in Millions)	Number of Common Shares	Common Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2009	183.3	$1,084.1	$(1,042.0)	$1,221.3	$(57.0)	$1,206.4
Issuance of common shares	0.9					—
Treasury shares issued for share-based plans, net			6.7	(3.0)		3.7
Tax related to share-based arrangements, net of excess tax benefits		(4.9)				(4.9)
Repurchase of common shares			(24.9)			(24.9)
Net loss				(53.2)		(53.2)
Other comprehensive income					41.7	41.7
Amortization of stock-based compensation		15.3				15.3
Balance at December 31, 2010	184.2	1,094.5	(1,060.2)	1,165.1	(15.3)	1,184.1
Issuance of common shares	0.8					—
Treasury shares issued for share-based plans, net			7.9	(4.4)		3.5
Tax related to share-based arrangements, net of excess tax benefits		(1.9)				(1.9)
Proceeds from exercise of stock options		3.0				3.0
Repurchase of common shares			(96.8)			(96.8)
Net income				334.8		334.8
Other comprehensive loss					(31.4)	(31.4)
Amortization of stock-based compensation		16.2				16.2
Balance at December 31, 2011	185.0	1,111.8	(1,149.1)	1,495.5	(46.7)	1,411.5
Issuance of common shares	2.5
Treasury shares issued for share-based plans, net			4.3	(1.0)		3.3
Tax related to share-based arrangements, net of excess tax benefits		(14.6)				(14.6)
Proceeds from exercise of stock options		10.9				10.9
Repurchase of common shares			(184.4)			(184.4)
Net income				100.6		100.6
Other comprehensive income					36.2	36.2
Cash dividends declared				(16.5)		(16.5)
Amortization of stock-based compensation		24.9				24.9
Balance at December 31, 2012	187.5	$1,133.0	$(1,329.2)	$1,578.6	$(10.5)	$1,371.9

The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2012 Annual Report 46

Notes to Consolidated Financial Statements
(Amounts in Millions Except Share and Per Share Amounts)

1. Background and Basis of Presentation

Convergys Corporation (the Company or Convergys) is a global leader in customer management, focused on bringing value to its clients through every customer interaction.

In 2010, we completed the sale of Human Resources Management (HR Management) line of business to NorthgateArinso for $78.0 in cash as well as a zero coupon note in the principal amount of $15.0. As a result of the sale of the HR Management line of business, the operating results related to HR Management have been reflected as discontinued operations. The total gain on the sale of HR Management amounted to $35.2 pretax and $5.6 net of taxes at December 31, 2010. Subsequently, in 2011, a $6.5 reduction to the tax on the gain on this transaction was recorded and has been reflected as discontinued operations.

Prior to May 2012, the Company had two reportable segments, Customer Management and Information Management. In March 2012, Convergys signed a definitive agreement to sell the Information Management line of business to NetCracker Technology Corporation (NetCracker), a wholly owned subsidiary of NEC Corporation (NEC) for $449.0 in cash. The sale closed in May 2012, for which the Company received $462.6 in cash, including working capital adjustments. As a result of the sale of the Information Management business, the operating results and related assets and liabilities of Information Management have been reflected as discontinued operations for all periods presented. The total gain on the sale of the Information Management business amounted to $99.8 pretax, and $16.2 net of taxes at December 31, 2012.

As a result of the change in classification of the Information Management business to discontinued operations, the change in our Chief Executive Officer in the fourth quarter, and in order to reflect the internal financial reporting structure and operating focus of our new management team and chief operating decision maker, we will report operating results and assets and liabilities as a single segment on a consolidated basis. Segment information for previous periods has been reclassified to conform to the current reporting structure.

2. Accounting Policies
Consolidation  —  The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and U.S. Securities and Exchange Commission regulations. The Consolidated Financial Statements include the accounts of the Company’s majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated upon consolidation.

Reclassification  —  Certain balances in prior years have been reclassified to conform to current year presentation.

Use of Estimates  —  The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. These estimates include project completion dates, time and cost required to complete projects for purposes of revenue recognition and future revenue, expense and cash flow estimates for purposes of impairment analysis and loss contract evaluation. Actual results could differ from those estimates. The Company’s results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, and government fiscal policies, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings.

Foreign Currency  —  Assets and liabilities of foreign operations are translated to U.S. dollars at year-end exchange rates. Revenues and expenses are translated at average exchange rates for the year. Translation adjustments are accumulated and reflected as adjustments to comprehensive income (loss), a component of Shareholders’ Equity, and included in net earnings only upon sale or liquidation of the underlying foreign subsidiary. Gains or losses resulting from foreign exchange transactions related to balance sheet positions are recorded in the Consolidated Statements of Income within other income (expense), net.

Revenue Recognition  —  Revenues mostly consist of fees generated from outsourced services provided to the Company’s clients. Approximately 90% of the Company's revenues are derived from agent-related services. The Company typically recognizes these revenues as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. The remaining revenues are derived from the sale of

Convergys Corporation 2012 Annual Report 47

premise-based and hosted automated self-care and technology solutions and provision of professional services. Revenues from the sale of these solutions and provision of services are typically recognized as services are provided over the duration of the contract using contractual rates.

Revenues are recognized only when the services are performed, there is evidence of an arrangement, the Company determines that the fee is fixed and determinable and collection of the fee included in the arrangement is considered probable. When determining whether the fee is considered fixed and determinable and collection is probable, the Company considers a number of factors including the creditworthiness of the client and the contractual payment terms. If a client is not considered creditworthy, all revenue under arrangements with that client is recognized upon receipt of cash. If payment terms extend beyond what is considered customary or standard in the related industry and geographic location, the related fees are considered extended and deferred until they become due and payable.

The Company considers the criteria established primarily by Accounting Standards Codification (ASC) Topic 605-45, “Principal Agent Considerations,” (ASC 605-45) in determining whether revenue should be recognized on a gross versus a net basis. Factors considered in determining if gross or net basis recognition is appropriate include whether the Company is primarily responsible to the client for the services, has discretion on vendor selection, or bears credit risk. The Company provides certain services to clients using third party vendors. Typically, the costs incurred with third party vendors related to these services are passed through to the clients. In consideration of the above mentioned criteria, total payments the Company receives from clients related to these services are recorded as revenue and payments the Company makes to third party vendors are recorded as cost of providing services and products sold.

The Company sometimes earns supplemental revenues depending on the satisfaction of certain service levels or achievement of certain performance measurement targets. The supplemental revenues are recognized only after required measurement targets are met.

The Company recognizes revenues from transition services provided to the buyer of the Information Management business as such services are performed.

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

Convergys Corporation 2012 Annual Report 48

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

Other Comprehensive Income (Loss)  —  Components of other comprehensive income (loss) include currency translation adjustments, changes related to pension liabilities, net of tax, and unrealized gains (losses) on hedging activities, net of tax. Foreign currency translation adjustments generally are not adjusted for income taxes as they relate to indefinite investments in non-U.S. operations. Accumulated other comprehensive income (loss) also includes, net of tax, actuarial gains or losses, prior service costs or credits and transition assets and obligations that are not recognized currently as components of net periodic pension cost.

Concentration of Credit Risk  —  In the normal course of business, the Company is exposed to credit risk. The principal concentrations of credit risk are cash and cash equivalents, short-term investments, accounts receivable and derivative instruments. The Company regularly monitors credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in a loss. Historically, credit losses on accounts receivable have not been material because of the large concentration of revenues with a small number of large, established companies. The Company does not require collateral or other security to support accounts receivable. The Company evaluates the creditworthiness of its clients in conjunction with its revenue recognition processes, as discussed above, as well as through its ongoing collectability assessment processes for accounts receivable. The Company maintains an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific clients, historical trends and other information. The Company limits its counterparty credit risk exposures by entering into derivative contracts with significant financial institutions that are investment grade rated.

Cash Equivalents  —  Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Receivables  —  Trade receivables are comprised primarily of amounts owed to the Company by clients and are presented net of an allowance for doubtful accounts of $5.9 and $9.3 at December 31, 2012 and 2011, respectively. Contracts with individual clients determine when receivables are due, generally within 30-60 days, and whether interest is accrued on late payments.

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

Property and Equipment  —  Property and equipment are stated at cost. Depreciation is based on the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over a 30-year life, software over a three- to eight-year life and equipment generally over a three- to five-year life. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease.

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

Convergys Corporation 2012 Annual Report 49

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

Software Development Costs  —  Research and development expenditures are charged to expense as incurred. The development costs of software to be marketed are charged to expense until technological feasibility is established and capitalized thereafter, subject to assessment of realizability. Amortization of the capitalized amounts is computed using the greater of the sales ratio method or the straight-line method over a life of five years or less. The Company did not capitalize any software development costs during the periods reported.

Internal Use Software  —  The Company capitalizes certain expenditures for software that is purchased or internally developed for use in the business. During 2012, 2011, and 2010, internally developed software amounts capitalized were $6.8, $3.8 and $5.6, respectively. Amortization of internal use software begins when the software is ready for service and continues on the straight-line method generally over a life of three years.

Goodwill and Other Intangibles  —  As discussed more fully in Note 6, goodwill is reviewed at the reporting unit level for impairment as of October 1 each year and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable.

As a result of the adoption of Accounting Standards Update ("ASU") No. 2011-08 "Testing goodwill for impairment," effective January 1, 2012, we first assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategies and financial performance, when evaluating potential for impairment of goodwill. If, after completing such assessment, it is determined more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test.

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

Convergys Corporation 2012 Annual Report 50

present value of benefits expected to be paid upon retirement. For active plans, the present value reflects estimated future compensation levels. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. The measurement of the benefit obligation is based on the Company’s estimates and actuarial valuations. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain key assumptions that require significant judgment, including, but not limited to, estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates. For additional information regarding plan assumptions and the current financial position of the pension and other postretirement plans, see Note 9.

The Company provides severance benefits to certain employees. The Company accrues the benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.

Government Grants  —  From time to time, the Company receives grants from local or state governments as an incentive to locate or retain operations in their jurisdictions. Depending on the arrangement, the grants are either received up-front or at the time the Company achieves the milestones set forth in the grant. The Company’s policy is to record the grant funds received as deferred credit and to amortize the deferred credit as a reduction of cost of providing services and products sold or selling, general and administrative expense as the milestones are met over the term of the grant. The terms of the grants range from one to fifteen years.

Derivative Instruments  —  The Company’s risk management strategy includes the use of derivative instruments to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. The Company currently uses only cash flow hedges. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. The Company generally enters into forward exchange contracts expiring within 36 months as hedges of anticipated cash flows denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. In using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to counterparty credit risk.

All derivatives, including foreign currency exchange contracts, are recognized in the Consolidated Balance Sheets at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. On the date the derivative contract is entered into, the Company determines whether the derivative contract should be designated as a hedge. For derivatives that are designated as hedges, the Company further designates the hedge as either a fair value or cash flow hedge; all currently existing hedges have been designated as cash flow hedges. Changes in the fair value of derivatives that are highly effective and designated as fair value hedges would be recorded in the Consolidated Statements of Income along with the loss or gain on the hedged asset or liability. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are reported as a component of Other Comprehensive Income (Loss) and reclassified into earnings in the same line-item associated with the forecasted transaction and in the same periods during which the hedged transaction impacts earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to forecasted transactions, respectively. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

The Company also periodically enters into forward exchange contracts and options that are not designated as hedges. The purpose of the majority of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. The Company records changes in the fair value of these derivative instruments in the Consolidated Statements of Income within other income (expense), net.

Investments — Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Currently, we classify all investment securities, reported within short-term investments in the Consolidated Balance Sheets, as trading. Trading securities are carried at fair

Convergys Corporation 2012 Annual Report 51

value, with gains and losses, both realized and unrealized, reported in other income (expense), net in the Consolidated Statements of Income. The cost of securities sold is based upon the specific identification method. Interest and dividends on securities classified as trading is included in other income (expense), net.

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

New Accounting Pronouncements
In July 2012, the FASB issued ASU No. 2012-02 , "Intangibles - Goodwill and Other: Testing indefinite-lived intangible assets for impairment" (ASU 2012-02). The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The approach is similar to the guidance in ASU 2011-08 finalized last year for goodwill impairment testing. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company adopted ASU 2012-02 effective January 1, 2013 and does not expect this pronouncement to have a material effect on the consolidated financial statements.

In September 2011, the FASB, issued ASU No. 2011-08, "Intangibles - Goodwill and Other: Testing goodwill for impairment" (ASU 2011-08). This ASU simplifies the goodwill impairment assessment by permitting a company to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company adopted ASU 2011-08 for its goodwill impairment test as of January 1, 2012, which did not have a material affect on the consolidated financial statements.

In May 2011, the FASB issued 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" (ASU 2011-04). The adoption of ASU 2011-04 conforms the meaning of fair value between U.S. GAPP and International Financial Reporting Standards (IFRS) and improves consistency of disclosures relating to fair value. This ASU requires a reporting entity to provide quantitative information about the significant unobservable inputs used in the fair value measurements categorized within Level 3 of the fair value hierarchy. The amendments in this update are effective for annual periods beginning after December 31, 2011. The Company adopted ASU 2011-04 effective for the year ended December 31, 2012.

3. Divestitures and Discontinued Operations

Information Management

On May 16, 2012, the Company completed the sale of its Information Management line of business to NEC Corporation for $449.0 in cash. The Company recorded a gain of $99.8 pretax and $16.2 after tax in 2012. The sale of Information Management was a taxable transaction that resulted in $83.6 being recorded for the combined federal, state and foreign income tax obligation. The high effective tax rate is primarily due to a lower basis in net assets, including goodwill, for tax purposes compared to their book basis. The gain on sale included the elimination of $201.7 of goodwill and intangible assets.

The results of Information Management have been classified as discontinued operations for all periods presented. Certain costs previously allocated to the Information Management segment that do not qualify for discontinued operations accounting treatment are now reported as costs from continuing operations. Through the close of this transaction, these costs were $8.8, $23.6 and $28.4 for December 31, 2012, 2011 and 2010, respectively. The Company is taking actions to reduce these costs and expects transition services revenue from services provided to the buyer subsequent to completion of the sale to offset a significant portion of these costs. During 2012, we earned $13.8 in revenue under these transition services agreements. While the transition services agreements vary in duration up to

Convergys Corporation 2012 Annual Report 52

24 months depending on the type of service provided, our expectation is that we will substantially eliminate the underlying costs as the transition services are completed.

Summarized operating results of the Information Management business are as follows:

	Year Ended December 31,
	2012	2011	2010
Revenue	$128.8	$328.8	$340.1
Income before tax - Information Management operations (1)	23.7	58.2	59.3
Gain on disposition (2)	99.8	—	—
Income before income taxes	123.5	58.2	59.3
Income tax expense:
Expense related to Information Management operations	7.9	12.4	24.2
Expense related to gain on disposition	83.6	—	—
Income from discontinued operations, net of tax	$32.0	$45.8	$35.1

(1) Excludes costs previously allocated to Information Management that did not meet the criteria for presentation within discontinued operations of $8.8, $23.6 and $28.4 for December 31, 2012, 2011 and 2010, respectively.

(2) Includes $22.8 of transaction costs related to the sale for December 31, 2012.

The major classes of assets and liabilities that were included as part of the Information Management business and presented during these periods as held for sale were as follows:

	December 31,
	2012	2011
Assets:
Current assets	$—	$87.3
Property and equipment, net	—	21.5
Other assets	—	298.2
Total assets	$—	$407.0
Liabilities:
Current liabilities	—	68.3
Other liabilities	—	51.7
Total liabilities	$—	$120.0

Cash flows generated from discontinued operations are presented separately in the Company's Consolidated Statements of Cash Flows.

Finance and Accounting outsourcing line of business (F&A)

In January 2011, the Company completed the sale of F&A for approximately $10.0. The gain on the sale amounted to $7.0 before tax, recorded within Other income (expense), net in the Consolidated Statements of Income, and $4.3 after tax in 2011. The gain on the sale included the elimination of $2.6 of goodwill and other intangible assets. The results of operations of F&A and the sale of F&A are not material to the Company's results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

HR Management
In June 2010, the Company substantially completed the sale of the HR Management line of business to NorthgateArinso, the Human Resource division of Northgate Information Solutions Limited, for approximately $93.0, net of working capital adjustments. The consideration received at closing consisted of approximately $78.0 in cash and a zero coupon

Convergys Corporation 2012 Annual Report 53

note issued by NorthgateArinso in the principal amount of $15.0. The note is payable in increments of $5.0 on the second anniversary of closing, which the Company received during 2012, and $10.0 on the third anniversary of closing. In connection with and at the time of the completion of the sale in June 2010, the Company made cash payments of $28.2 for certain obligations of the HR Management business, the impact of which is included in cash flows from operating activities of discontinued operations.

The gain on the sale of HR Management recorded in 2010 was $35.2 pretax and $5.6 after tax. The sale of HR Management was a taxable transaction that resulted in $29.6 being recorded for the combined federal, state and foreign income taxes. Subsequently, in 2011, a $6.5 reduction to the tax on the gain on this transaction was recorded and has been reflected in discontinued operations. Also included in discontinued operations are tax benefits associated with changes in reserves for uncertain tax positions related to previously divested businesses. The gain on the sale included the elimination of $67.1 of goodwill and intangible assets.

As a result of the sale of the HR Management business, the operating results related to HR Management have been reflected as discontinued operations. For periods prior to June 2010, certain costs previously allocated to the HR Management segment are now included in continuing operations. These costs were $9.1 for December 31, 2010. Beginning June 1, 2010 the Company began earning transition services revenues for services provided to the buyer under agreements lasting from three to eighteen months. During 2011 and 2010, the Company earned $14.4 and $24.0, respectively, in revenue under these transition services agreements subsequent to the close of the sale. These revenues largely offset the related costs described above incurred subsequent to June 1, 2010.

Summarized operating results of the HR Management business are as follows:

	Year Ended December 31,
	2012	2011	2010
Revenue	$—	$—	$107.2
Income before tax	—	—	25.3
Gain on disposition	—	—	35.2
Income before income taxes	—	—	60.5
Income tax (benefit) expense:
(Benefit) expense related to operations and previously divested businesses	(40.4)	—	9.4
Expense (benefit) related to gain (loss) on disposition	—	(6.5)	29.6
Income from discontinued operations, net of tax	$40.4	$6.5	$21.5

4. Earnings (Loss) Per Share and Shareholder’s Equity

Earnings (Loss) per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Convergys Corporation 2012 Annual Report 54

		Continuing Operations		Discontinued Operations		Total
Shares (in Millions)	Shares	Net Income (Loss)	Per Share Amount	Net Income (Loss)	Per Share Amount	Per Share Amount
2012:
Basic EPS	112.2	$28.2	$0.25	$72.4	$0.65	$0.90
Effect of dilutive securities:
Stock-based compensation arrangements	2.1	—	—	—	(0.01)	(0.01)
2029 Convertible Debentures	2.8	—	(0.01)	—	(0.02)	(0.03)
Diluted EPS	117.1	$28.2	$0.24	$72.4	$0.62	$0.86
2011:
Basic EPS	120.2	$282.5	$2.35	$52.3	$0.44	$2.79
Effect of dilutive securities:
Stock-based compensation arrangements	2.1	—	(0.05)	—	(0.02)	(0.07)
2029 Convertible Debentures	0.6	—	—	—	—	—
Diluted EPS	122.9	$282.5	$2.30	$52.3	$0.42	$2.72
2010:
Basic EPS	123.1	$(109.8)	$(0.89)	$56.6	$0.46	$(0.43)
Effect of dilutive securities:
Stock-based compensation arrangements	—	—	—	—	—	—
2029 Convertible Debentures	—	—	—	—	—	—
Diluted EPS	123.1	$(109.8)	$(0.89)	$56.6	$0.46	$(0.43)

The diluted EPS calculation excludes the effect of 1.0, 3.7 and 5.8 of outstanding stock options for the years ended December 31, 2012, 2011 and 2010, respectively, because they are anti-dilutive. The calculation also excludes the effect of 2.2 restricted stock units and 0.2 shares related to the 2029 Convertible Debentures for the year ended December 31, 2010 because they are anti-dilutive. As the Company reported a Net Loss from Continuing Operations for the year ended December 31, 2010, diluted shares outstanding are equivalent to basic shares outstanding.

As described more fully in Note 7, the Company issued approximately $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Convertible Debentures) in 2009. The 2029 Convertible Debentures are convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares per one thousand in principal amount of debentures. The conversion rate will be subject to adjustments for certain events outlined in the indenture governing the Debentures (the Indenture), including payment of dividends.

Shareholders’ Equity
The Company repurchased 12.3 shares during the year ended December 31, 2012 at an average price of $15.04 per share for a total of $184.4. Based upon timing of transactions, $3.6 of the shares repurchased had not settled as of December 31, 2012. These shares are excluded from outstanding shares at the end of the year and were settled in cash during the first quarter of 2013. There were 7.7 shares repurchased during the year ended December 31, 2011. Below is a summary of the Company’s share repurchases for the years ended December 31, 2012, 2011 and 2010:

2012	12.3	$184.4
2011	7.7	$96.8
2010	2.4	$24.9

At December 31, 2012, the Company has the authority to repurchase an additional $139.4 of outstanding common shares pursuant to current authorizations. In February 2013, the Company's Board of Directors approved an increase in remaining authorized share repurchases to $250.0 in the aggregate. The timing and terms of any future transactions will depend on a number of considerations including market conditions and our liquidity and limits that may be applicable under the covenants in our credit agreement.

The Company also repurchased 0.8 shares at an average price of $16.51 for aggregate proceeds of $14.0 subsequent to December 31, 2012 through February 21, 2013.

Convergys Corporation 2012 Annual Report 55

Preferred Shares
The Company is authorized to issue up to 5.0 preferred shares, of which 4.0 would have voting rights. At December 31, 2012 and 2011, there were no preferred shares outstanding.

Dividends
On May 8, 2012, the Company announced that its Board of Directors declared an initial cash dividend of $0.05 per share. The initial cash dividend was paid on July 6, 2012 to all shareholders of record as of June 22, 2012. On July 26, 2012, the Company announced that its Board of Directors declared a cash dividend of $0.05 per share, which was paid on October 5, 2012 to all shareholders of record as of September 21, 2012. On October 23, 2012, the Company announced that its Board of Directors declared a cash dividend of $0.05 per share, which was paid on January 4, 2013 to all shareholders of record as of December 21, 2012. On February 7, 2013, the Company announced that the Board of Directors raised the dividend 20 percent to $0.06 per share. The dividend payment of $0.06 is scheduled to be made on April 5, 2013 to shareholders of record at the close of business on March 22, 2013. The Board expects that future cash dividends will be paid on a quarterly basis. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on the Company's future earnings, cash flow, financial condition, financial covenants and other relevant factors.

5. Investment in Cellular Partnerships
On July 1, 2011, the Company completed the sale of its 33.8% limited partnership interest in the Cincinnati SMSA Limited Partnership and its 45.0% limited partnership interest in the Cincinnati SMSA Tower Holdings LLC (collectively referred to as the Cellular Partnerships) to AT&T. AT&T is the general and a limited partner of both Cincinnati SMSA Limited Partnership and Cincinnati SMSA Tower Holdings LLC with partnership interests prior to Convergys' sale of its interests of approximately 66% and 53%, respectively. The Company received approximately $320.0 in cash proceeds upon closing. The Company's interests in the Cellular Partnerships did not qualify as discontinued operations; therefore, the gain has been reported within income from continuing operations and no reclassification of prior results is required. The gain on sale of its interests in the Cellular Partnerships was $265.0, or $171.8 net of tax. Prior to the sale, the Company accounted for its interest in the Cellular Partnerships under the equity method of accounting.

Since the Cellular Partnerships were organized as limited partnerships, the partners are responsible for income taxes applicable to their share of taxable income generated by the Cellular Partnerships. The net income of the Cincinnati SMSA Limited Partnership reflected in the following table does not include any provision for income taxes incurred by the partners.

	Year Ended December 31,
	2012	2011	2010
Revenues	$—	$359.8	$653.5
Income from operations	—	61.2	124.1
Net income	—	60.8	120.9

The Company’s equity in earnings of equity method investees for the three years ended December 31, 2012, 2011 and 2010, respectively, is as follows:

	Year Ended December 31,
	2012	2011	2010
Convergys’ equity in earnings of Cincinnati SMSA Limited Partnership	$—	$20.5	$46.1
Convergys’ equity in earnings of Cincinnati SMSA Tower Holdings LLC	—	0.9	1.1
Transaction costs related to the sale of Convergys' interests in Cellular Partnerships	—	(1.2)	—
Gain on sale of Convergys' interests in Cellular Partnerships	—	265.0	—
Total earnings and gain from Cellular Partnerships, net	$—	$285.2	$47.2

6. Goodwill and Other Intangible and Long-Lived Assets
Goodwill
The Company tests goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Goodwill impairment

Convergys Corporation 2012 Annual Report 56

testing is performed at the reporting unit level, one level below the business segment. The Company's reporting units are Customer Management - Live Agents and Customer Management - Customer Interaction Technology (CIT).

Completion of the sale of the Information Management business qualified as a triggering event for an interim assessment of goodwill impairment during the second quarter of 2012 for the Company's Information Management and CIT reporting units. Based upon the purchase price for the Information Management business, the triggering event did not indicate an impairment of the Information Management reporting unit.

The sale of the Information Management business impacted the sale of certain products developed by the CIT reporting unit and co-marketed by CIT and the Information Management business. Due in part to this transition, the fair value of the CIT reporting unit was determined to be less than its carrying value. The conclusion of step two of the impairment analysis resulted in the impairment of the entire $46.0 goodwill balance of this reporting unit. The Company, therefore, recorded a $46.0 ($44.4 net of tax) goodwill impairment charge, included within the asset impairment caption in the accompanying Consolidated Statements of Income for the year ended December 31, 2012. Fair value was determined based on discounted cash flow analysis which contains significant unobservable inputs that fall within Level 3 of the fair value hierarchy under U.S. GAAP.

The most recent annual impairment test performed as of October 1, 2012, indicated that the fair value of the Customer Management - Live Agents reporting unit was substantially in excess of its carrying values. Despite that excess, however, impairment charges could still be required if a divestiture decision were made or other significant economic event were made or occurred with respect to the reporting units. Subsequent to our October 1, 2012 annual impairment test, no indications of an impairment were identified.

Below is a progression of goodwill for 2012 and 2011:

Balance at December 31, 2010	$624.1
Acquisitions	—
Impairment	—
Foreign currency and other	(2.6)
Balance at December 31, 2011	$621.5
Acquisitions	—
Impairment	(46.0)
Foreign currency and other	2.2
Balance at December 31, 2012	$577.7

Accumulated goodwill impairment charges at December 31, 2012 and 2011 were $212.5 and $166.5, respectively.

Other Intangible Assets
The Company’s other intangible assets, primarily acquired through business combinations, are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts. No impairment charges were recognized in any period presented. As of December 31, 2012 and 2011, the Company’s other intangible assets consisted of the following:

2012:	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$41.3	$(26.5)	$14.8
Trademarks	10.0	(10.0)	—
Customer relationships and other intangibles	119.5	(100.6)	18.9
Total	$170.8	$(137.1)	$33.7
2011
Software (classified with Property, Plant & Equipment)	$41.3	$(21.8)	$19.5
Trademarks	10.0	(8.3)	1.7
Customer relationships and other intangibles	119.5	(95.9)	23.6
Total	$170.8	$(126.0)	$44.8

The intangible assets are being amortized using the following amortizable lives: 5 to 8 years for software, 4 years for

Convergys Corporation 2012 Annual Report 57

trademarks and 7 to 12 years for customer relationships and other intangibles. The remaining weighted average depreciation period for software is 3.5 years. The remaining weighted average amortization period for trademarks, customer relationships and other intangibles is 6.3 years. Amortization of software is included within depreciation expense as the underlying assets are classified within property, plant and equipment.

Customer relationships, trademarks and other intangibles amortization expense was $6.3 for the year ended December 31, 2012 and the related estimated expense for the five subsequent fiscal years is as follows:

For the year ended 2013	$5
For the year ended 2014	3
For the year ended 2015	2
For the year ended 2016	2
For the year ended 2017	2
Thereafter	5

Long-Lived Assets
The Company evaluates its property, plant and equipment when events or circumstances indicate a possible inability to recover their carrying amounts. During 2012, the Company committed to a plan to sell its Corporate office facilities in Cincinnati, Ohio. At December 31, 2012, the property met the “Held-for-Sale” criteria set forth in U.S. GAAP, resulting in classification of $34.6 of property, plant and equipment as Held-for-Sale; the book value was adjusted to its fair value less costs to sell, resulting in an impairment charge of $42.6 ($27.0 after tax) recorded within the asset impairments caption in the accompanying Consolidated Statements of Income. Fair value was determined based on discounted cash flow analysis which contains significant unobservable inputs that fall within Level 3 of the fair value hierarchy under U.S. GAAP.

7. Debt
Debt consists of the following:

	At December 31,
	2012	2011
Revolving credit facility	$—	$—
2029 Convertible Debentures	58.4	57.5
Capital Lease Obligations	2.2	58.7
Accounts Receivable Securitization	—	—
Other	—	10.9
Total debt	60.6	127.1
Less current maturities	0.7	6.2
Long-term debt	$59.9	$120.9
Weighted average effective interest rates:
Revolving credit facility	—%	2.9%
Accounts Receivable Securitization	—%	2.2%
2029 Convertible Debentures	6.5%	6.4%
Other	3.4%	3.4%

On March 11, 2011, the Company entered into a $300 Four-Year Competitive Advance and Revolving Credit Facility Agreement (the 2011 Credit Facility). The 2011 Credit Facility replaced the Company's $400 Five-Year Competitive Advance and Revolving Credit Facility (the Prior Credit Facility), dated as of October 20, 2006 and as amended subsequently, among Convergys and a group of financial institutions. In connection with Convergys' entry into the New Credit Facility, Convergys terminated the Prior Credit Facility.

Convergys has two borrowing options available under the New Credit Facility: (i) a competitive advance option which will be provided on an uncommitted competitive advance basis through an auction mechanism and (ii) a revolving credit option which will be provided on a committed basis. Under each option, amounts borrowed and repaid may be re-borrowed subject to availability. Borrowings under the New Credit Facility bear interest at the rates described in the New Credit Facility. The New Credit Facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios (as defined in the New Credit Facility). The Company’s interest coverage ratio

Convergys Corporation 2012 Annual Report 58

cannot be less than 4.00 to 1.00 as determined on a rolling four quarter basis. The Company’s debt-to-EBITDA ratio cannot be greater than 3.00 to 1.00 until December 31, 2012 and 2.75 to 1.00 after December 31, 2012. The New Credit Facility also contains customary representations and warranties. In the event of default, the lenders may terminate the commitments and declare the amounts outstanding, and all accrued interest, immediately due and payable. The maturity date of the New Credit Facility is March 11, 2015 except that upon satisfaction of certain conditions, Convergys may extend the maturity date by one year twice during the term. Convergys will pay an annual facility fee regardless of utilization. At December 31, 2012, the facility was undrawn. The Company was in compliance with all covenants at December 31, 2012.

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

The 2029 Convertible Debentures, which pay a fixed rate of interest semi-annually, have a contingent interest component that will require the Company to pay interest based on the trading price of the debentures exceeding a specified threshold at specified times, commencing on September 15, 2019, as outlined in the Indenture. The maximum amount of contingent interest that will accrue is 0.75% per annum of the average trading price of the debentures during the periods specified in the Indenture. The fair value of this embedded derivative was not significant at December 31, 2012 and 2011.

At the date of issuance, the Company recognized the liability component of the 2029 Convertible Debenture at its fair value of $56.3. The liability component was recognized as the fair value of a similar instrument that did not have a conversion feature at issuance. The equity component, which was the value of the conversion feature at issuance,

Convergys Corporation 2012 Annual Report 59

was recognized as the difference between the proceeds from the issuance of the debentures and the fair value of the liability component, after adjusting for the initial deferred tax impact of $32.7. The 2029 Convertible Debentures were issued at a coupon rate of 5.75%, which was below that of a similar instrument that does not have a conversion feature. Therefore, the valuation of the debt component, using the income approach, resulted in a debt discount. The debt discount is being amortized over the life of a similar debt instrument without a conversion feature, which the Company determined to equal the contractual maturity of the 2029 Convertible Debentures. Amortization is based upon the effective interest rate method and is included within the interest expense caption in the accompanying Consolidated Statements of Income.

As of December 31, 2012, the 2029 Convertible Debentures “if-converted” value was $171.5. Based on quoted market prices at December 31, 2012, the fair value of the Company’s 2029 Convertible Debentures is $206.8.

During June 2011, the Company extended the terms of an asset securitization facility collateralized by accounts receivable of certain of the Company's subsidiaries, with a purchase limit to $150.0 expiring in June 2014. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. As of December 31, 2012 and December 31, 2011, this facility was undrawn.

Prior to the second quarter of 2012, the Company leased an office complex in Orlando, Florida. In the second quarter of 2012, the Company exercised its option to purchase its leased office facility by discharging the related lease financing obligation in the aggregate principal amount of $55.0. Total capital lease obligations subsequent to the purchase were $2.2 at December 31, 2012 compared to $58.7 at December 31, 2011.

Other debt of $10.9 at December 31, 2011 consisted of miscellaneous domestic and international borrowings.

At December 31, 2012, future minimum payments of the Company’s debt and capital lease arrangements are as follows:

2013	$0.7
2014	1.3
2015	0.2
2016	—
2017	—
Thereafter	125.0
Total	$127.2

8. Restructuring
2012 Restructuring
During 2012, the Company recorded restructuring charges of $11.6, consisting of $11.4 of severance-related charges and $0.2 of facility-related charges, as described below. The $11.4 of severance-related charges is expected to impact approximately 100 professional employees and reflects the changes in the Company's executive management team and realignment of Corporate overhead as a result of the sale of the Information Management business. These severance-related charges are expected to be substantially paid in cash by March 31, 2013 pursuant to the Company's severance policies. The total remaining liability under this severance-related restructuring plan, which is included within Payables and other current liabilities on the Company's Consolidated Balance Sheets was $5.2 as of December 31, 2012.

2011 Restructuring
During 2011, the Company initiated operational changes that resulted in severance costs of $1.2 largely to reduce headcount and align resources to future business needs. These severance actions impacted approximately 50 professional employees worldwide and charges were largely paid in cash pursuant to the Company's existing severance policy and employment agreements. These actions were substantially completed by the end of 2011. The liability under this plan was fully settled at December 31, 2012.

2010 Restructuring
During 2010, the Company initiated a restructuring plan and incurred a total charge of $28.7 consisting of $19.4 of severance-related charges and $9.3 of facility-related charges. The $19.4 of severance-related charges were largely to reduce headcount and align resources to business needs and to further simplify operations to reflect the impact of

Convergys Corporation 2012 Annual Report 60

the sale of the HR Management line of business. The severance charge of $19.4 was largely paid in cash pursuant to the Company’s existing severance policy and employment agreements. These actions affected approximately 1,000 professional employees and approximately 1,400 non-salaried employees worldwide and were substantially completed by the end of 2011. The facility-related charge of $9.3 relates to lease rent accruals and penalties for properties that have closed as the result of consolidating facilities and shifting capacity. The charge is equal to the future costs associated with the facility, net of proceeds from any probable future sublease agreements. The fair value measurement utilized internal discounted cash flows, which is a Level 3 input. The Company used estimates, based on consultation with the Company’s real estate advisors, to determine the proceeds from any future sublease agreements. The Company will continue to evaluate these estimates in recording the facilities abandonment charge. Consequently, there may be additional reversals or charges relating to these facility closures in the future. Therefore, facility-related reserves are maintained on a facility basis rather than a restructuring charge event basis. The severance liability under this plan was fully settled at December 31, 2012.

Facilities Restructuring
During 2012, the Company recognized $0.2 of incremental facility-related restructuring charges due to a change in estimate for a previously closed facility. The Company's facilities restructuring reserves are equal to the estimated future costs associated with the facilities, net of proceeds from any probable future sublease agreements. The Company uses estimates, based on consultation with the Company's real estate advisers, to determine the proceeds from any future sublease agreements. The Company continues to evaluate these estimates in recording the facilities abandonment charge. Restructuring liability for the facilities plans, the balance of which is included in Payables and other current liabilities on the Company's Consolidated Balance Sheets, consisted of the following:

	2012	2011	2010
Balance at January 1	$0.5	$4.9	$1.2
Facility charge	0.2	—	9.3
Facility payment	(0.4)	(4.4)	(5.6)
Balance at December 31	$0.3	$0.5	$4.9

9. Employee Benefit Plans
Pensions
The Company sponsors a frozen defined benefit pension plan, which includes both a qualified and non-qualified portion, for all eligible employees (the cash balance plan) in North America and an unfunded defined benefit plan for certain eligible employees in the Philippines (collectively, the defined benefit plans). The Company also sponsors a non-qualified, unfunded executive deferred compensation plan and a supplemental, non-qualified, unfunded plan for certain senior executives (the executive pension plans). As further described in Note 12, "Financial Instruments," in December 2011, the Company made investments in certain securities which are held in a grantor trust for the benefit of participants of the executive deferred compensation plan. This investment was made in securities reflecting the hypothetical investment balances of plan participants. The pension benefit formula for the cash balance plan is determined by a combination of compensation and age-based credits and annual guaranteed interest credits. Benefits for the executive deferred compensation plan are based on employee deferrals, matching contributions and investment earnings on participant accounts. Benefits for the supplemental plan are based on age, years of service and eligible pay. Funding of the qualified portion of the cash balance plan has been achieved through contributions made to a trust fund. The contributions have been determined using the prescribed methods in accordance with the Pension Protection Act of 2006.

Based on the funded status of the cash balance plan and mandatory legislative requirements under the Pension Protection Act, beginning April 29, 2009, lump sum payments from the cash balance plan have been partially restricted. In December 2012, the Company made contributions to the plan to satisfy funding requirements for 2013. Subsequently, on January 18, 2013, the Company received an Adjusted Funding Target Attainment Percentage (AFTAP) certification stating that the 2013 AFTAP for the defined benefit plan is 80 percent or higher. Accordingly, limitations on accelerated benefit distributions and benefit accruals no longer apply as of the date of the certification. As a result of this certification, the Company anticipates a high volume of lump sum distributions in 2013, which may result in pension settlement charges. During 2012, the Surface Transportation Extension Act, also referred to as the Moving Ahead for Progress in the 21st Century Act, was signed into law, and included pension funding stabilization provisions. The Company has evaluated the provisions of the new law and expects no material impacts. The Company’s measurement date for all plans is December 31. The projected unit credit cost method is used for determining the unfunded executive pension

Convergys Corporation 2012 Annual Report 61

cost for financial reporting purposes. The plan assumptions are evaluated annually and are updated as necessary.

Components of pension cost and other amounts recognized in other comprehensive income (loss) for the defined benefit plans are as follows:

	Year Ended December 31,
	2012	2011	2010
Service cost	$3.7	$2.8	$2.6
Interest cost on projected benefit obligation	11.6	12.0	12.1
Expected return on plan assets	(11.6)	(11.4)	(12.3)
Amortization and deferrals—net	17.2	8.7	6.6
Curtailment benefit	(0.2)	—	—
Settlement charge	6.8	—	6.8
Total pension cost	$27.5	$12.1	$15.8
Other comprehensive income (loss)	$(11.8)	$(29.5)	$(1.3)

During the twelve months ended December 31, 2012, the Company recognized a $0.2 curtailment benefit and a $6.8 settlement loss related to the impact of the sale of the Information Management business. The settlement loss of $6.8 in 2010 resulted from the benefit payments exceeding the sum of the service cost and interest cost. Pension cost for the defined benefit plans related to discontinued operations included in the table above for the years ended December 31, 2012, 2011 and 2010 is $1.6, $3.0 and $1.6, respectively.

The reconciliation of the defined benefit plans' projected benefit obligation and the fair value of plan assets for the years ended December 31, 2012 and 2011 are as follows:

	At December 31,
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$252.5	$224.3
Service costs	3.7	2.8
Interest cost	11.6	12.0
Actuarial loss	22.2	28.9
Curtailment (gain) loss	(3.8)	—
Benefits paid	(20.7)	(14.5)
Plan amendment	—	(1.0)
Benefit obligation at end of year	$265.5	$252.5
Change in plan assets:
Fair value of plan assets at beginning of year	$140.4	$134.1
Actual return on plan assets	18.7	—
Employer contribution	33.3	20.8
Benefits paid	(20.7)	(14.5)
Fair value of plan assets at end of year	$171.7	$140.4
Funded status	$(93.8)	$(112.0)
Amounts recognized in the Consolidated Balance Sheets consisted of:
Non-current liability	$93.8	$112.0
Accumulated other comprehensive income (loss)	$(102.4)	$(114.1)

Accumulated other comprehensive loss at December 31, 2012 and 2011 includes unrecognized actuarial losses of $102.4 ($63.9 net of tax) and $114.1 ($71.2 net of tax), respectively. The actuarial loss included in accumulated other comprehensive loss that is expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2013 is $13.0. The accumulated benefit obligation for the defined benefit plans was $265.5 and $252.5 at December 31, 2012 and 2011, respectively.

Estimated future benefit payments from the defined benefit plans are as follows:

Convergys Corporation 2012 Annual Report 62

2013	$39.0
2014	12.3
2015	13.4
2016	14.3
2017	15.7
2018 - 2022	85.3
Total	$180.0

Components of pension cost and other amounts recognized in other comprehensive income (loss) for the unfunded executive pension plans are as follows:

	Year Ended December 31,
	2012	2011	2010
Service cost	$—	$0.7	$0.9
Interest cost on projected benefit obligation	1.0	1.3	2.0
Amortization and deferrals—net	(0.2)	(0.1)	(0.1)
Curtailment (benefit) loss, net	0.1	(2.4)	1.8
Settlement (gain) loss	(0.2)	—	1.4
Total pension (benefit) cost	$0.7	$(0.5)	$6.0
Other comprehensive income (loss)	$1.9	$1.3	$(3.1)

In 2012, the Company recognized a settlement gain of $0.2 under the executive pension plan. The settlement gain was partially offset by a $0.1 curtailment loss related to the impact of the sale of the Information Management line of business and subsequent corporate restructuring initiatives. In 2011, the Company froze the executive deferred compensation plan and recognized a $0.9 curtailment benefit. The Company also recognized a $1.5 curtailment benefit during 2011 related to the resignation of a senior executive. The Company recognized a $2.2 curtailment loss during 2010 related to the termination of employment of the President and Chief Executive Officer of the Company. The curtailment loss was partially offset by a $0.4 curtailment benefit related to the termination of employment of a senior executive. The Company also recognized a settlement loss related to the CEO transition of $1.4 upon payment of benefits under the unfunded executive pension plan.

The reconciliation of the unfunded executive pension plans’ projected benefit obligation for the years ended December 31, 2012 and 2011 is as follows:

	At December 31,
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$24.6	$33.2
Service cost	—	0.7
Interest cost	1.0	1.3
Actuarial loss (gain)	1.1	(1.9)
Curtailment loss (benefit)	0.5	(2.5)
Benefits paid	(6.1)	(6.2)
Benefit obligation at end of year	$21.1	$24.6
Funded status	$(21.1)	$(24.6)
Amounts recognized in the Consolidated Balance Sheets consisted of:
Current liability	$8.8	$6.2
Non-current liability	12.3	18.4
Accumulated other comprehensive income (loss)	$2.3	$4.1

Total benefits paid of $6.1 were made via employer contributions.

Convergys Corporation 2012 Annual Report 63

Included in accumulated other comprehensive loss at December 31, 2012 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized actuarial gain of $2.3 ($1.4 net of tax). Included in accumulated other comprehensive loss at December 31, 2011 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $0.3 ($0.2 net of tax) and unrecognized actuarial gain $3.8 ($2.4 net of tax). The accumulated benefit obligation for the unfunded executive pension plans was $21.1 and $24.6 at December 31, 2012 and 2011, respectively. The prior service cost expected to be recognized in net periodic pension cost during the year ending December 31, 2013 is $0.3.

Estimated future benefit payments from the unfunded executive plans are as follows:

2013	$8.8
2014	2.0
2015	1.6
2016	1.3
2017	0.6
2018 - 2022	3.2
Total	$17.5

The following weighted-average rates were used in determining the benefit obligations at December 31:

	2012			2011
Discount rate—projected benefit obligation	3.00%	-	6.20%	4.25%	-	7.80%
Future compensation growth rate	4.00%	-	4.50%	4.00%	-	5.50%
Expected long-term rate of return on plan assets	7.50%	-	8.00%	7.50%	-	8.00%

The following weighted-average rates were used in determining the pension cost for all years ended December 31:

	2012			2011			2010
Discount rate—projected benefit obligation	4.25%	-	6.20%	5.20%	-	7.80%	5.50%	-	6.00%
Future compensation growth rate	4.00%	-	4.50%	4.00%	-	5.50%	4.00%	-	5.00%
Expected long-term rate of return on plan assets	7.50%	-	8.00%	7.50%		8.00%	8%

The range of discount rates utilized in determining the pension cost and projected benefit obligation of the Company's defined benefit plans reflects a lower prevalent rate applicable to the frozen cash balance plan for eligible employees in North America and a higher applicable rate for the unfunded defined benefit plan for certain eligible employees in the Philippines.

As of December 31, 2012 and 2011, plan assets for the cash balance plan consisted of Convergys common stock, an equity fund and common/collective trusts (of which approximately 62% are invested in equity backed funds and 38% in funds invested in fixed income instruments, including cash). At December 31, 2012, the Company’s targeted allocation was 67% equity and 33% fixed income. Plan assets for the cash balance plan included $4.7 and $3.7 of the Company’s common shares at December 31, 2012 and 2011, respectively. The investment objectives for the plan assets are to generate returns that will enable the plan to meet its future obligations. The Company’s expected long-term rate of return was determined based on the asset mix of the plan, past performance and other factors. The Company contributed $31.4 and $19.7 in 2012 and 2011, respectively, to fund its cash balance plan in order to satisfy its Employee Retirement Income Security Act of 1974 (ERISA) funding requirements. The current year contribution includes $20.0 contributed in December 2012 to satisfy the 2013 funding requirement. Therefore, the Company currently expects to make an additional $0.2 in contributions in 2013 to fund its cash balance plan. No plan assets are expected to be returned to the Company during 2013.

The following table sets forth by level, within the fair value hierarchy, the cash balance plan’s assets at fair value as of December 31, 2012 and 2011:

Convergys Corporation 2012 Annual Report 64

Investments	December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/Collective trusts	$162.7	$—	$162.7	$—
Convergys common stock	4.7	4.7	—	—
Equity fund	4.3	—	—	4.3
Total investments	$171.7	$4.7	$162.7	$4.3

Investments	December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/Collective trusts	$132.8	$—	$132.8	$—
Convergys common stock	3.7	3.7	—	—
Equity fund	3.9	—	—	3.9
Total investments	$140.4	$3.7	$132.8	$3.9

For additional information on the fair value hierarchy, see Note 13.

The Company's pension plan holds level 2 investments in common/collective trust funds that are public investment vehicles valued using a net asset value (NAV) provided by the manager of each fund. The NAV is based on the underlying net assets owned by the fund, divided by the number of shares outstanding. The NAV's unit price is quoted on a private market that may not be active. However, the NAV is based on the fair value of the underlying securities within the fund, which are traded on an active market, and valued at the closing price reported on the active market on which those individual securities are traded. The significant investment strategies of the funds are as described in the financial statements provided by each fund. There are no restrictions on redemptions from these funds.

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

	Year Ended December 31
	2012	2011
Balance, beginning of year	3.9	3.4
Unrealized gains relating to instruments still held at the reporting date	0.4	0.4
Purchases	—	0.1
Balance, end of year	$4.3	$3.9

Savings Plans
The Company sponsors a defined contribution plan covering substantially all U.S. employees. The Company’s contributions to the plan are based on matching a portion of the employee contributions. In 2011, the Company's matching contribution changed from 100% of the first 5% to 100% of the first 3% of eligible employee contributions. As a result, total Company contributions to the defined contribution plan were $6.7 in 2012 compared to $9.5 and $15.1 for 2011 and 2010, respectively. Plan assets for these plans included 1.5 ($25.3) and 2.0 ($26.0) of Company’s common shares at December 31, 2012 and 2011, respectively.

Employee Postretirement Benefits Other Than Pensions
The Company sponsors postretirement health and life insurance plans for certain eligible employees. The plan provides eligible employees and retirees with the opportunity to direct an amount of their compensation or pension benefits to

Convergys Corporation 2012 Annual Report 65

cover medical, dental and life insurance programs of their choice for their benefit and the benefit of their dependents. The plan covers both active and retired eligible employees of the Company and its subsidiaries. Employees’ eligibility to participate in the plan is based upon their date of hire. During the second quarter of 2011, the Company amended certain components of the postretirement health and life insurance plans to reduce certain benefits. The plan amendments constitute negative amendments. As a result of the plan amendments, the accumulated postretirement benefit obligation decreased approximately $20 from December 31, 2010, the impact of which will be recognized as a reduction to net periodic benefit cost over the remaining future service years of the active participants over a weighted-average period of approximately 3 years. During 2012, the Company recognized a $3.8 curtailment benefit related to these plans as a result of the sale of the Information Management business.

The Company funds life insurance benefits of certain retirees through a Voluntary Employee Benefit Association (VEBA) trust. Contributions to the plan consist of (1) compensation or pension benefit deductions that the participant directs the Company, which is also the Plan Sponsor, to deposit into the plan on their behalf based on the coverage the participant has elected under the plan, and (2) amounts the Company pays to the plan that are in excess of the participant-directed deductions. Contributions to the VEBA are subject to IRS limitations developed using the aggregate cost method. At December 31, 2006, the Company eliminated the postretirement life insurance plan benefits for non-retirement eligible employees. The Company’s postretirement benefit plan (benefit) cost was $(9.5), $(3.4), and $0.5 for 2012, 2011 and 2010, respectively. The amounts included within accumulated other comprehensive loss related to these benefits were $6.6 and $14.9 at December 31, 2012 and 2011, respectively.

Components of other post-employment benefit plan cost and other amounts recognized in other comprehensive income (loss) for the postretirement health and life insurance plans are as follows:

	2012	2011	2010
Service cost	$—	$0.2	$0.4
Interest cost on projected benefit obligation	0.3	0.9	1.4
Expected return on plan assets	(0.5)	(0.5)	(0.6)
Amortization and deferrals—net	(5.5)	(4.0)	(0.7)
Curtailment benefit	(3.8)	—	—
Total other post-employment benefit plan (benefit) cost	$(9.5)	$(3.4)	$0.5
Other comprehensive income (loss)	$(8.3)	$14.1	$(2.0)

The reconciliation of the postretirement health and life insurance plan’s projected benefit obligation and the fair value of plan assets for the years ended December 31, 2012 and 2011 are as follows:

Convergys Corporation 2012 Annual Report 66

	At December 31,
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$8.6	$27.1
Service cost	—	0.2
Interest cost	0.3	0.9
Plan amendment	—	(16.8)
Actuarial (gain) loss	(0.8)	(1.8)
Curtailment	(0.6)	—
Part D subsidy	—	0.1
Benefits paid	(0.6)	(1.1)
Benefit obligation at end of year	$6.9	$8.6
Change in plan assets:
Fair value of plan assets at beginning of year	$7.0	$7.2
Actual return on plan assets	0.1	0.2
Employer contribution	(0.5)	0.7
Benefits paid	(0.6)	(1.1)
Fair value of plan assets at end of year	$6.0	$7.0
Funded status	$(0.9)	$(1.6)
Amounts recognized in the Consolidated Balance Sheets consisted of:
Non-current assets	$1.8	$3.3
Current liability	0.3	0.5
Non-current liability	2.4	4.4
Accumulated other comprehensive income (loss)	$(6.6)	$14.9

Estimated future benefit payments from the postretirement health and life plan are as follows:

2013	$0.5
2014	0.4
2015	0.5
2016	0.5
2017	0.5
2018 - 2022	2.5
Total	$4.9

Plan assets for the postretirement health and life plan of $6.0 and $7.0 at December 31, 2012 and 2011, respectively, are comprised of money market accounts, a Level 1 asset. The Company expects to make $0.3 in contributions in 2013 to fund its post retirement health and life plan. No plan assets are expected to be returned to the Company during 2013.

Assumed health care cost trend rates were capped for all participants following the plan amendments during the second quarter of 2011.

10. Stock-Based Compensation Plans
At December 31, 2012, the Company had 38.0 common shares that were authorized for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan (Convergys LTIP), as amended on January 28, 2011. The Company granted stock options in 2012 and 2011 with exercise prices that are no less than market value of the stock at the grant date and have a ten-year term and vesting terms of two to three years. Stock options granted in 2010 were fully vested at the time they were granted. The Company also grants certain employees and Directors restricted stock units. The restricted stock units do not possess dividend or voting rights and consist of both time-related and performance-related units. The restrictions for the time-related restricted stock units generally lapse two to three years after the grant date. The performance-related units vest upon the Company’s satisfaction of certain financial targets. Performance-related units that have not vested by the end of two years from the grant date (i.e., the performance conditions for vesting of those units have not been met within that period) are forfeited.

Convergys Corporation 2012 Annual Report 67

The following table shows certain information as of December 31, 2012, with respect to compensation plans under which common shares are authorized for issuance:

	Number of Common Shares to be Issued Upon Exercise	Weighted Average Exercise Price	Common Shares Available for Future Issuance
Equity compensation plans approved by shareholders
Stock options	1.2	$12.91	—
Restricted stock units	2.5	—	—
	3.7	$12.91	10.2

The Company’s operating results reflect long-term incentive plan expense of $21.0, $17.0 and $14.8 for the years ended December 31, 2012, 2011 and 2010, respectively. Long-term incentive plan expense related to discontinued operations for these periods was $1.4, $2.6, and $3.2, respectively. Long-term incentive plan expenses include: (a) incentive plan expense that is paid in cash based on relative shareholder return, and (b) stock compensation expense. Stock compensation expense for the years ended December 31, 2012, 2011 and 2010 was $21.6, $17.4 and $15.3, respectively.

Stock Options
Presented below is a summary of Company stock option activity:

Shares (in Millions)	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2010	7.8	$32.21
Options exercisable at January 1, 2010	7.8	32.21
Granted	0.3	10.88
Exercised	—	11.74
Forfeited	(2.4)	31.14
Options outstanding at December 31, 2010	5.7	$31.66
Options exercisable at December 31, 2010	5.7	$31.66
Granted	0.7	13.79
Exercised	(0.2)	11.68
Forfeited	(2.3)	41.50
Options outstanding at December 31, 2011	3.9	$23.90
Options exercisable at December 31, 2011	3.2	$25.97
Granted	0.7	12.79
Exercised	(1.0)	11.62
Forfeited	(2.4)	31.33
Options outstanding at December 31, 2012	1.2	$12.91
Options exercisable at December 31, 2012	0.3	$11.86

Approximately one-half of the stock options granted during 2012 and 2011 vest in two years and the remaining vest in three years. The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. For the 2012 grants, the weighted average fair value at grant date of $3.43 per option granted included assumptions of a strike price of $12.79, a 30.74% implied volatility, an expected term of 4.5 years, a risk-free rate of 0.76%, and a dividend yield of 0.00%. These 2012 option grants resulted in stock compensation expense of $0.7 in 2012. For the 2011 grants, the weighted average fair value at grant date of $4.06 per option granted included assumptions of a strike price of $13.79, a 31.11% implied volatility, an expected term of 4.5 years, a risk-free rate of 2.12%, and a dividend yield of 0.00%. These 2011 option grants resulted in stock compensation expense of $0.3 in 2012 and $1.0 in 2011. Stock options were granted during 2010 that were fully vested at the time they were granted, resulting in compensation cost of approximately $1.1. Expected volatility is based on the unbiased standard deviation of the Company's common stock over the option term. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option for the expected term of the instrument. The dividend yield reflects

Convergys Corporation 2012 Annual Report 68

an estimate of dividend payouts over the term of the award.

The weighted average grant date fair value per share for the outstanding and exercisable options at December 31, 2012 was $4.73 and $3.99, respectively.

The following table summarizes the status of the Company stock options outstanding and exercisable at December 31, 2012:

Shares (in Millions)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.0 to $11.55	0.2	1.2	$11.20	0.2	1.2	$11.20
$11.56 to $21.81	1.0	7.7	13.25	0.1	0.1	13.12
Total	1.2	6.6	$12.91	0.3	0.8	$11.86

The aggregate intrinsic value of stock options exercised was $3.3 in 2012, $0.7 in 2011 and $0.1 in 2010. The actual tax benefit realized from the exercised stock options was $0.7 in 2012, $0.1 in 2011 and less than $0.1 in 2010. The total grant date fair value of stock options that vested during 2010 was $1.1. No stock options vested during 2012 or 2011. As of December 31, 2012, the aggregate intrinsic value was $4.0 for both stock options outstanding and exercisable. Intrinsic value represents the Company's closing price on the last trading day of the year in excess of the weighted average exercise price for those tranches of options with a weighted average exercise price less than the closing price multiplied by the number of options outstanding or exercisable.

Restricted Stock Units
During 2012, 2011 and 2010, the Company granted 1.6, 1.5 and 2.3 shares, respectively, of restricted stock units. The weighted average fair values of these grants were $13.11, $13.67 and $11.45, respectively. Included in the total grants were 0.6, 0.5 and 1.0 of performance-related restricted stock units for 2012, 2011 and 2010, respectively.

The 2012 and 2011 performance-related grants provide for payout based upon the extent to which the Company achieves certain EBITDA targets, as determined by the Compensation and Benefits Committee of the Board of Directors for this award, over a two-year period. Payout levels range from 50% to 200% of award shares earned. No payout can be earned if performance is below the minimum threshold level. Compensation cost related to these 2012 and 2011 grants will be adjusted based upon expected performance as compared to defined targets.

The 2010 performance-related grants provide for payout depending on the Company's relative total shareholder return in each respective year as compared to companies in the S&P 500 Index. The Company used a Monte Carlo simulation model to determine the fair value for performance-based restricted stock units granted during 2010. The assumptions used in this model are set forth in the table below. Expected volatilities for the 2010 performance awards were based on historical volatility and daily returns for the three-year period ended January 1, 2010 of the Company’s stock and S&P 500 companies. For the 2010 performance awards, the total stock return for the Company over the performance period is based on comparing Convergys’ average closing price from the fourth quarter of 2009 with the average expected closing price for the fourth quarter of 2012. For these awards, the total stock return of the S&P 500 companies is computed by comparing the average closing price of the S&P 500 companies from the fourth quarter of 2009 with the average expected closing price for the fourth quarter of 2012. The risk-free interest rate for the expected term of the award granted is based on the U.S. Treasury yield curve in effect at the time of grant.

2010
Expected volatility	56.0%
Expected term (in years)	3.0
Risk-free interest rate	1.4%

The total compensation cost related to non-vested restricted stock and restricted stock units not yet recognized as of December 31, 2012 was approximately $14.7 based on current estimates of the performance metrics, which is expected to be recognized over a weighted average of 0.8 years. Changes to non-vested restricted stock and restricted stock

Convergys Corporation 2012 Annual Report 69

units for the years ended December 31, 2012 and 2011 were as follows:

Shares (in millions)	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2010	4.2	$10.64
Granted	1.5	13.67
Vested	(0.6)	11.70
Forfeited	(1.2)	11.22
Non-vested at December 31, 2011	3.9	11.08
Granted	1.6	13.11
Vested	(2.2)	10.17
Forfeited	(0.8)	11.96
Non-vested at December 31, 2012	2.5	$12.91

The aggregate intrinsic value of non-vested restricted stock units was $41.7 at December 31, 2012.

11. Commitments and Contingencies
Commitments
The Company leases certain facilities and equipment used in its operations. Total rent expense was $66.0, $61.1 and $61.6 in 2012, 2011 and 2010, respectively.

At December 31, 2012, the total minimum rental commitments under non-cancelable operating leases are as follows:

2013	$66.2
2014	51.7
2015	46.1
2016	35.9
2017	33.5
Thereafter	27.9
Total	$261.3

At December 31, 2012, the Company had outstanding letters of credit of $27.9 related to performance and payment guarantees, of which $12.6 is set to expire by the end of 2012, $4.7 is set to expire within one to three years and $10.6 is set to expire after three years. The Company also had other bond obligations of $1.5 related to performance and payment guarantees.

At December 31, 2012, the Company had outstanding performance bond obligations of $30.0 related to performance and payment guarantees for the Company’s former HR Management line of business. As part of the gain on disposition the Company recognized a liability equal to the present value of probability weighted cash flows of potential outcomes, a Level 3 fair value measurement. Although NorthgateArinso is obligated to indemnify the Company for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of December 31, 2012 the Company maintains a liability of $1.0 for these obligations.

The Company also has purchase commitments with telecommunication providers of $17.3 in 2013.

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

In November 2011, one of the Company's call center clients tendered a contractual indemnity claim to Convergys

Convergys Corporation 2012 Annual Report 70

Customer Management Group, Inc., a subsidiary of the Company, relating to a putative class action captioned Brandon Wheelock, individually and on behalf of a class and subclass of similarly situated individuals, v. Hyundai Motor America, Orange County Superior Court,  California, Case No. 30-2011-00522293-CU-BT-CJC. The lawsuit alleges that Hyundai Motor America violated California's telephone recording laws by recording telephone calls with customer service representatives without providing a disclosure that the calls might be recorded. Plaintiff is seeking, among other things, an order certifying the suit as a California class action, statutory damages, payment of attorneys' fees and pre- and post judgment interest. Convergys Customer Management Group, Inc. is not named as a defendant in the lawsuit and has not agreed to indemnify Hyundai. On March 5, 2012, the court sustained a demurrer filed by Hyundai to one of Plaintiff's causes of action, but overruled the demurrer as to the Plaintiff's other cause of action. On March 15, 2012, Plaintiff filed an amended complaint. Hyundai answered the amended complaint on April 16, 2012, by generally denying the allegations and asserting certain affirmative defenses. On May 7, 2012, Hyundai filed a motion for summary judgment based on Hyundai's claim that an exemption under the California recording laws were intended to exempt the type of recording done by Hyundai's call centers. On January 10, 2013, the court heard arguments on Hyundai's motion for summary judgment. On February 5, 2013, the court denied the motion. We anticipate the parties will discuss, among other things, a schedule for discovery at a status hearing scheduled for February 27, 2013.

Given the early stage of this matter, the fact that Convergys Customer Management Group, Inc. is not named as a defendant in the lawsuit, and the fact that there has been no determination as to whether Convergys Customer Management Group, Inc. will be required to indemnify Hyundai, the likelihood of losses that may become payable under such claims, the amount of reasonably possible losses associated with such claims, and whether such losses may be material cannot be determined or estimated at this time. The Company has, therefore, not established as reserve with respect to this matter. The Company believes Convergys Customer Management Group, Inc., has meritorious defenses to Hyundai's demand for indemnification and also believes there are meritorious defenses to Plaintiff's claims in the lawsuit.

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

The Company serves many of its U.S.-based clients using contact center capacity in the Philippines, India and Colombia. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR) or Colombian pesos (COP), which represents a foreign exchange exposure. Beginning in 2011, the Company entered into a contract with a client priced in Australian dollars (AUD). The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward exchange contracts and options with several financial institutions to acquire a total of PHP 15,360.0 at a fixed price of $349.6 at various dates through December 2015, INR 9,792.5 at a fixed price of $176.6 at various dates through December 2015 and COP 35,700.0 at a fixed price of $18.4 at various dates through December 2014, and to sell a total of AUD 44.7 at a fixed price of $45.7 at various dates through December 2013. These instruments mature within the next 36 months and had a notional value of $590.4 at December 31, 2012 and $619.8 at December 31, 2011. The derivative instruments discussed above are designated and are effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	December 31,
	2012	2011
Forward exchange contracts and options designated as hedging instruments
Included within other current assets	$16.4	$13.0
Included within other non-current assets	11.6	3.9
Included within other current liabilities	6.0	11.2
Included within other long-term liabilities	3.5	8.1

The Company recorded a deferred tax liability of $7.1 and deferred tax benefit of $1.0 related to these derivatives at December 31, 2012 and 2011, respectively. A total of $11.4 of deferred gains and $1.5 of deferred losses, net of tax,

Convergys Corporation 2012 Annual Report 71

related to these cash flow hedges at December 31, 2012 and 2011, respectively, were included in accumulated other comprehensive loss (OCL). As of December 31, 2012, deferred gains of $10.4 ($6.5 net of tax), on derivative instruments included in accumulated OCL are expected to be reclassified into earnings during the next 12 months. The following tables provide the effect of these derivative instruments on the Company’s Consolidated Financial Statements for the year ended December 31, 2012 and 2011, respectively:

2012:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Foreign exchange contracts	$35.8	$14.8	Cost of providing services and products sold and Selling, general and administrative

2011:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Foreign exchange contracts	$(21.6)	$11.6	Cost of providing services and products sold and Selling, general and administrative

The gain recognized related to the ineffective portion of the derivative instruments was immaterial for the years ended December 31, 2012 and 2011.

During 2012, 2011 and 2010, the Company recorded net gains of $14.8 and $11.6 and a net loss of $0.5, respectively, related to the settlement of forward contracts and options which were designated as cash flow hedges.

The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. During the year ended December 31, 2012, a loss of $0.4 was recognized related to changes in fair value of these derivative instruments not designated as hedges, compared to a loss of $0.2 in the same period in 2011. The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income, net in the accompanying Consolidated Statements of Income. The fair value of these derivative instruments not designated as hedges at December 31, 2012, was immaterial to the Company’s Consolidated Financial Statements.

A few of the Company’s counterparty agreements related to derivative instruments contain provisions that require that the Company maintain collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments in liability position at December 31, 2012 was $9.5 for which the Company has no posted collateral. Future downgrades in the Company’s credit ratings and/or changes in the foreign currency markets could result in collateral to counterparties.

Short term Investments
In December 2011, the Company made investments in certain securities, included within short-term investments in the Consolidated Balance Sheets, which are held in a grantor trust for the benefit of participants of the executive deferred compensation plan, which was frozen during the fourth quarter of 2011. This investment was made in securities reflecting the hypothetical investment balances of plan participants. As of December 31, 2012, the Company maintained investment securities with a fair value of $19.5 classified as trading securities. The investment securities include exchange-traded mutual funds, common stock of the Company and money market accounts. These securities are carried at fair value, with gains and losses, both realized and unrealized, reported in other income (expense), net in the Consolidated Statements of Income. The cost of securities sold is based upon the specific identification method.

Convergys Corporation 2012 Annual Report 72

Interest and dividends on securities classified as trading are included in other income (expense), net.

Additionally, during 2012, the Company made investments in time deposits with maturities greater than 90 days and less than 180 days, included within short-term investments in the Consolidated Balance Sheets. As of December 31, 2012, the Company maintained short-term time deposits with a fair value of $64.3.

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

At December 31, 2012 and 2011, the Company had foreign currency forward contracts measured at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. The derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 were as follows:

	December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$28.0	$—	$28.0	$—
Foreign currency forward contracts (liability position)	$9.6	$—	$9.6	$—
	December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$16.9	$—	$16.9	$—
Foreign currency forward contracts (liability position)	$19.3	$—	$19.3	$—

The Company also had investment securities held in a grantor trust for the benefit of participants of the executive deferred compensation plan measured at fair value at December 31, 2012 and December 31, 2011. The fair value of these instruments was measured using the quoted prices in active markets for identical assets (Level 1). The assets measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 were as follows:

	December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$13.3	$13.3	$—	$—
Convergys common stock	4.9	4.9	—	—
Money market accounts	1.3	1.3	—	—
Total	$19.5	$19.5	$—	$—

Convergys Corporation 2012 Annual Report 73

	December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$15.9	$15.9	$—	$—
Convergys common stock	5.1	5.1	—	—
Money market accounts	1.7	1.7	—	—
Total	$22.7	$22.7	$—	$—

The valuation technique used to measure the fair value of cash time deposits was based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The assets measured at fair value on a recurring basis as of December 31, 2012 were as follows:

	December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term Investments:
Cash time deposits	$64.3	$—	$64.3	$—
Total	$64.3	$—	$64.3	$—

Fair values of cash equivalents and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. The fair value of short-term debt approximates its recorded value because of its short-term nature.

14. Income Taxes
The Company’s provision (benefit) for income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2012	2011	2010
Current:
United States federal	$(0.9)	$79.7	$(10.0)
Foreign	8.0	11.0	5.2
State and local	(1.8)	0.3	(2.8)
Total current	5.3	91.0	(7.6)
Deferred:
United States federal	(4.7)	13.3	(5.3)
Foreign	(0.8)	(4.7)	(6.0)
State and local	1.3	6.9	11.4
Total deferred	(4.2)	15.5	0.1
Total	$1.1	$106.5	$(7.5)

The Company’s combined pre-tax earnings from continuing operations relating to foreign subsidiaries or branches were $77.1, $52.0 and $63.4 during 2012, 2011 and 2010, respectively.

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate from continuing operations for the tax expense in 2012, 2011 and 2010:

Convergys Corporation 2012 Annual Report 74

	Year Ended December 31,
	2012	2011	2010
U.S. federal statutory rate	35.0%	35.0%	35.0%
Permanent differences	12.4	1.6	3.1
State and local income taxes, net of federal income tax	(3.4)	0.9	(4.7)
International rate differential, including tax holidays	(54.2)	(3.3)	17.0
Foreign valuation allowances	(4.9)	1.3	(0.1)
Impairments	46.5	—	(44.6)
Adjustments for uncertain tax positions	(1.8)	4.7	(1.4)
Restructuring	(9.2)	(10.6)	—
Tax credits and other	(16.5)	(2.2)	2.1
Effective rate	3.9%	27.4%	6.4%

The 23.5% decrease in the income tax rate in 2012 is primarily due to a shift in the geographical mix of worldwide income which was partially offset by the non-deductibility of goodwill impairments and the impact of internal restructurings. The Company’s foreign taxes for 2012, 2011 and 2010 included $3.5, $2.5 and $9.6, respectively, of benefit derived from tax holidays in the Philippines, India and Costa Rica. This resulted in a (11.6)%, (0.7)% and 8.3% impact to the effective tax rate in 2012, 2011 and 2010, respectively. The Company’s foreign taxes for 2012, 2011 and 2010 include $0.0, $0.9 and $7.5, respectively, related to a tax holiday in India which expired March 2011. The tax holidays in the Philippines were scheduled to expire by December 2012. The Company has applied for one- or two-year extensions of the Philippine tax holidays in accordance with local law.

The components of deferred tax assets and liabilities are as follows:

	At December 31,
	2012	2011
Deferred tax assets:
Loss and credit carryforwards	$54.1	$93.2
Pension and employee benefits	50.9	76.4
Restructuring charges	2.4	0.9
Deferred revenue	3.9	3.2
Foreign currency hedge	(7.2)	0.7
Other	43.1	43.0
Valuation allowances	(19.7)	(21.3)
Total deferred tax assets	127.5	196.1
Deferred tax liabilities:
Depreciation and amortization	163.2	155.2
Deferred implementation costs	1.4	0.4
Contingent debt and accrued interest	50.4	44.0
Foreign currency hedge	—	—
Other	22.9	28.5
Total deferred tax liabilities	237.9	228.1
Net deferred tax (liabilities) / assets	$(110.4)	$(32.0)

Deferred tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the Consolidated Balance Sheets at December 31, 2012 and 2011.

	At December 31,
	2012	2011
Current deferred tax asset	$8.9	$44.8
Non-current deferred tax asset	19.2	26.1
Current deferred tax liability	2.0	1.9
Non-current deferred tax liability	136.5	101.0
Total deferred tax (liability)/asset	(110.4)	(32.0)

Convergys Corporation 2012 Annual Report 75

As of December 31, 2012 and 2011, $0.3 and $14.3, respectively, of the valuation allowances relate to the Company’s foreign operations. Of these amounts, $12.9 related to discontinued operations in 2011.

As of December 31, 2012, the Company has federal, state, and foreign operating loss carryforwards of $49.5, $1,056.7 and $33.1, respectively. The federal operating loss carryforwards and state operating loss carryforwards expire between 2017 and 2027. The foreign operating loss carryforwards include $26.8 with no expiration date; the remainder will expire between 2013 and 2027. The federal and state operating loss carryforwards include losses of $49.5 and $107.6, respectively, that were acquired in connection with business combinations. Utilization of the acquired federal and state tax loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986. At December 31, 2012, the Company also had $0.9 in state tax credits that expire at December 31, 2013.

The Company has not provided for U.S. federal income taxes or foreign withholding taxes on $443.4 of undistributed earnings of its foreign subsidiaries at December 31, 2012, because such earnings are intended to be reinvested indefinitely. It is not practicable to determine the amount of applicable taxes that would be due if such were distributed.

As of December 31, 2012 and 2011, the liability for unrecognized tax benefits was $54.0 and $112.3, respectively, including $19.1 and $23.5 of accrued interest and penalties, and is recorded within the other long-term liabilities in the accompanying Consolidated Balance Sheets. The total amount of net unrecognized tax benefits that would affect income tax expense, if ever recognized in the Consolidated Financial Statements, is $45.5. This amount includes net interest and penalties of $17.3. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. During the year ended December 31, 2012, the Company recognized a benefit of $2.9 related to the reversal of prior period accruals, net of current year interest and penalties, and $3.0 in interest and penalties for the year ended December 31, 2011.

A reconciliation of the beginning and ending total amounts of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

	2012	2011
Balance at January 1	$88.8	$63.9
Additions based on tax positions related to the current year	0.5	26.7
Additions for tax positions of prior years	2.8	—
Reductions for tax positions of prior years	(15.8)	(1.5)
Settlements	(40.0)	2.4
Lapse of statutes	(1.4)	(2.7)
Balance at December 31	$34.9	$88.8

The liability for unrecognized tax benefits related to discontinued operations at December 31, 2012 and 2011 was $11.8 and $62.7, respectively.

The decrease in the liability for unrecognized tax benefits was largely due to resolution of tax audits and the lapsing of the statue of limitations in federal, state and foreign jurisdictions. The Company is currently attempting to resolve income tax audits relating to prior years in various jurisdictions. The Company has received assessments from these jurisdictions related to transfer pricing and deductibility of expenses. The Company believes that it is appropriately reserved with regard to these assessments as of December 31, 2012. Furthermore, the Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease between $3.0 and $10.0 prior to December 31, 2013, based upon resolution of audits; however, actual developments could differ from those currently expected.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to examinations by tax authorities for years before 2002.

15. Additional Financial Information

Convergys Corporation 2012 Annual Report 76

	At December 31,
	2012	2011
Property and equipment, net:
Land	$12.7	$18.4
Buildings	107.7	221.8
Leasehold improvements	180.6	160.2
Equipment	524.1	478.1
Software	305.5	276.4
Construction in progress and other	33.4	27.5
	1,164.0	1,182.4
Less: Accumulated depreciation	(884.8)	(838.5)
	$279.2	$343.9
Payables and other current liabilities:
Accounts payable	$50.6	$41.9
Accrued taxes	21.2	42.0
Accrued payroll and related expenses	85.6	87.1
Derivative liabilities	6.1	11.2
Accrued expenses, other	85.7	67.4
Restructuring and exit costs	5.5	1.8
Deferred revenue and government grants	31.1	46.3
	$285.8	$297.7
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustments	$36.4	$14.1
Pension liability, net of tax benefit of $35.1 and $35.7	(58.3)	(59.3)
Unrealized gain (loss) on hedging activities, net of tax (expense) benefit ($7.1) and $1.0	11.4	(1.5)
	$(10.5)	$(46.7)

16. Industry Segment and Geographic Operations
Industry Segment Information
As a result of the change in classification of the Information Management business to discontinued operations, the change in our Chief Executive Officer in the fourth quarter, and in order to reflect the internal financial reporting structure and operating focus of our new management team and chief operating decision maker, we will report operating results and assets and liabilities as a single segment on a consolidated basis. Segment information for previous periods has been reclassified to conform to the current reporting structure.

Geographic Operations
The following table presents certain geographic information regarding the Company’s operations:

	Year Ended December 31,
	2012	2011	2010
Revenues:
North America	$1,836.4	$1,790.1	$1,716.3
Rest of World	168.6	143.1	147.0
	$2,005.0	$1,933.2	$1,863.3

	At December 31,
	2012	2011
Long-lived Assets:
North America	$849.3	$957.4
Rest of World	88.0	102.6
Held for Sale	—	319.7
	$937.3	$1,379.7

Convergys Corporation 2012 Annual Report 77

Concentrations
The Company derives significant revenues from AT&T. Revenues from AT&T were 23.1%, 23.4% and 23.0% of the Company’s consolidated revenues from continuing operations for 2012, 2011 and 2010, respectively. Related accounts receivable from AT&T totaled $73.0 and $82.0 at December 31, 2012 and 2011, respectively. The Company also derives significant revenues from DIRECTV and Comcast. Revenues for DIRECTV were 12.3%, 11.8% and 8.6% of the Company's consolidated revenues from continuing operations for 2012, 2011 and 2010, respectively. Revenues for Comcast were 12.4%, 12.0% and 10.5% of the Company's consolidated revenues from continuing operations for 2012, 2011 and 2010, respectively.

17. Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter		3rd Quarter	4th Quarter	Total
2012:
Revenues	$497.5	$491.1		$507.6	$508.8	$2,005.0
Operating income (loss)	29.0	(60.5)	(a)	39.1	31.0	38.6
Net income (loss) from continuing operations	21.4	(53.7)	(a)	30.3	30.2	28.2
Net income (loss) from discontinued operations	4.7	68.3		(2.4)	1.8	72.4
Net income	26.1	14.6		27.9	32.0	100.6
Basic earnings (loss) per share:
Continuing operations	$0.19	$(0.47)		$0.27	$0.28	$0.25
Discontinued operations	0.04	0.60		(0.02)	0.02	0.65
Net basic earnings per common share	$0.23	$0.13		$0.25	$0.30	$0.90
Diluted earnings (loss) per share
Continuing operations	$0.18	$(0.47)		$0.26	$0.27	$0.24
Discontinued operations	0.04	0.60		(0.02)	0.02	0.62
Net basic earnings per common share	$0.22	$0.13		$0.24	$0.29	$0.86

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2011:
Revenues	$464.8	$474.6	$493.3	$500.5	$1,933.2
Operating income	24.7	26.4	28.1	30.9	110.1
Net income from continuing operations	27.9	24.0	191.3	39.3	282.5
Net income from discontinued operations	7.0	7.7	22.4	15.2	52.3
Net income	34.9	31.7	213.7	54.5	334.8
Basic earnings per share:
Continuing operations	$0.23	$0.20	$1.59	$0.33	$2.35
Discontinued operations	0.06	0.06	0.19	0.13	0.44
Net basic earnings per common share	$0.29	$0.26	$1.78	$0.46	$2.79
Diluted earnings per share
Continuing operations	$0.22	$0.19	$1.57	$0.33	$2.30
Discontinued operations	0.06	0.07	0.18	0.12	0.42
Net basic earnings per common share	$0.28	$0.26	$1.75	$0.45	$2.72

(a) Includes asset impairment charge of $88.6.

The sum of the quarterly earnings (loss) per common share may not equal the annual amounts reported because per share amounts are computed independently for each quarter and for full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Convergys Corporation 2012 Annual Report 78

Item 9. and 9A.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements with accountants on any accounting or financial disclosure or auditing scope or procedure occurred during 2012.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with General Counsel, the Chief Accounting Officer and other key members of management, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the year ended December 31, 2012 (Evaluation Date). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Convergys Corporation 2012 Annual Report 79

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

Convergys’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

Convergys engaged Ernst & Young LLP in 2012 to perform an integrated audit of the Consolidated Financial Statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Their report appears on page 40. Additionally, Ernst & Young LLP has issued an audit report on the Company’s internal control over financial reporting. That report appears on page 81.

/s/ Andrea J. Ayers
Andrea J. Ayers
Chief Executive Officer

 /s/ Andre S. Valentine
Andre S. Valentine
Chief Financial Officer

February 21, 2013

Convergys Corporation 2012 Annual Report 80

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Convergys Corporation

We have audited Convergys Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Convergys Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Convergys Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Convergys Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 21, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Cincinnati, Ohio
February 21, 2013

Convergys Corporation 2012 Annual Report 81

Item 9B.

Item 9B. Other Information

None.

Convergys Corporation 2012 Annual Report 82

PART III

Part III, Item 10. through 14.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors, Audit Committee financial experts, Financial Code of Ethics and Section 16 compliance is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 26, 2013. See "Corporate Governance," "Board of Directors and Committees," "Election of Directors" and "Share Ownership" sections in the Company's proxy statement.

Certain information concerning the executive officers of the Company is contained on page 14 of this Form 10-K.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 26, 2013. See "Compensation and Benefits Committee Report," "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards," "Outstanding Equity Awards at Fiscal Year End," "Option Exercises and Stock Vested," "Pension Benefits," Non-Qualified Deferred Compensation," "Payments Upon Termination or In Connection With Change of Control," and "Director Compensation" sections of the Company's proxy statement. See also "Compensation and Benefits Committee Interlocks and Insider Participation" under the "Corporate Governance" section in the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The share ownership of certain beneficial owners, directors and officers is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 26, 2013. See "Share Ownership" section of the Company's proxy statement.

The remaining information called for by this Item relating to “securities authorized for issuance under equity compensation plans” is incorporated by reference to Note 10 of the Notes to Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Relationships and related transactions section, and director independence is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 26, 2013. See "Related Party Transactions" under the "Corporate Governance" section and "Director Independence" under the "Board of Directors and Committees" section of the Company's proxy statement.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 26, 2013. See "Audit Fees" section of the Company's proxy statement.

Convergys Corporation 2012 Annual Report 83

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

CONVERGYS CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Millions of Dollars)

COL. A	COL. B	COL. C			COL. D		COL. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Expense		(2) Charged to Other Accounts	Deductions		Balance at End of Period
Year 2012
Allowance for Doubtful Accounts	$9.3	$11.9		$—	$15.3	[a]	$5.9
Deferred Tax Asset Valuation Allowance	$21.3	$4.2	[b]	$—	$5.8	[c]	$19.7
Year 2011
Allowance for Doubtful Accounts	$8.4	$13.4		$(0.2)	$12.3	[a]	$9.3
Deferred Tax Asset Valuation Allowance	$20.7	$2.6	[b]	$—	$2.0	[d]	$21.3
Year 2010
Allowance for Doubtful Accounts	$10.5	$10.1		$—	$12.2	[a]	$8.4
Deferred Tax Asset Valuation Allowance	$20.8	$3.7	[b]	$—	$3.8	[e]	$20.7

[a]	Primarily includes amounts written-off as uncollectible.

[b]	Amounts relate to valuation allowances recorded for state operating loss carryforwards, foreign operating loss carryforwards and capital loss carryforwards.

[c]	Primarily includes the release of foreign valuation allowances related to the utilization of foreign net operating losses in the current year and adjustment of valuation related to state tax credits.

[d]	Primarily includes the release of state valuation allowances related to the utilization of state net operating losses in the current year and adjustment of valuation related to state tax credits.

[e]	Primarily includes the release of state valuation allowances related to the utilization of state net operating losses in the current year,

Convergys Corporation 2012 Annual Report 84

adjustment of valuation related to state tax credits and capital loss carryforwards.

Convergys Corporation 2012 Annual Report 85

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

4.2	Form of 5.75% Junior Subordinated Convertible Debenture due 2029. (Incorporated by reference from Exhibit 4.1 to Form 8-K filed October 13, 2009.)
4.3	Convergys Corporation Retirement and Savings Plan as amended and restated dated January 28, 2008. (Incorporated by reference from Exhibit 10.17 to Form 10-K filed on February 27, 2009.) *
4.4	Amendment to Convergys Corporation Retirement and Savings Plan dated March 31, 2008. (Incorporated by reference from Exhibit 10.18 to Form 10-K filed on February 27, 2009.) *
4.5	Amendment to Convergys Corporation Retirement and Savings Plan dated December 23, 2008. (Incorporated by reference from Exhibit 10.19 to Form 10-K filed on February 27, 2009.) *
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

10.4
Guarantee and Contribution Agreement dated as of March 11, 2011, among Convergys Corporation and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders party to the $300,000,000 Four-Year Competitive Advance and Revolving Credit Facility Agreement dated as of March 11, 2011. (Incorporated by reference from Exhibit 10.2 to Form 8-K filed on March 16, 2011.)

10.5
Amendment No. 1 to Certain Operative Agreements, dated as of April 21, 2011, by and among Convergys Corporation, the Guarantors, Wachovia Development Corporation, the various banks and other lending institutions party thereto as lenders, and Wells Fargo Bank, National Association. (Incorporated by reference from exhibit 10.1 to Form 8-K filed on April 27, 2011.)

10.6
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

10.7
Purchase Agreement, dated June 2, 2011, among Convergys Cellular Systems Company, New Cingular Wireless PCS, LLC and SBC Tower Holdings LLC. (Incorporated by reference from Exhibit 2.1 to Form 8-K filed on June 3, 2011.)

10.8
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

Convergys Corporation 2012 Annual Report 86

10.10	Convergys Corporation Deferred Compensation Plan for Non-Employee Directors dated August 26, 2008. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on November 5, 2008.) *
10.11	Convergys Corporation Long-Term Incentive Plan as amended and restated effective as of April 22, 2008. (Incorporated by reference from Exhibit 10.4 to Form 10-Q filed on May 7, 2008.) *
10.12	Amendment to Convergys Corporation Long-Term Incentive Plan dated as of January 28, 2011. (Incorporated by reference to Exhibit 10.52 to Form 10-K filed on February 23, 2012.) *
10.13	Convergys Corporation Supplemental Executive Retirement Plan amended effective February 20, 2007. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 7, 2007.) *
10.14	Convergys Corporation Supplemental Executive Retirement Plan as amended dated August 26, 2008. (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on November 5, 2008.) *
10.15	Amendment to Convergys Corporation Supplemental Executive Retirement Plan dated December 22, 2011. (Incorporated by reference from Exhibit 10.12 to Form 10-K filed on February 23, 2012.) *
10.16	Convergys Corporation Executive Deferred Compensation Plan as amended October 29, 2001. (Incorporated by reference from Exhibit 10.9 to Form 10-K filed on February 28, 2008.) *
10.17	Convergys Corporation Executive Deferred Compensation Plan as amended effective February 24, 2004. (Incorporated by reference from Exhibit 10.25 to Form 10-Q filed on August 9, 2004.) *
10.18	Convergys Corporation Executive Deferred Compensation Plan as amended dated December 21, 2005. (Incorporated by reference from Exhibit 10.14 to Form 10-K filed on February 27, 2009.) *
10.19	Convergys Corporation Executive Deferred Compensation Plan as amended dated October 21, 2008. (Incorporated by reference from Exhibit 10.15 to Form 10-K filed on February 27, 2009.) *
10.20	Amendment to Convergys Corporation Executive Deferred Compensation Plan dated April 1, 2011. (Incorporated by reference to Exhibit 10.50 to Form 10-K filed on February 23, 2012.) *
10.21	Amendment to Convergys Corporation Executive Deferred Compensation Plan dated December 22, 2011. (Incorporated by reference from Exhibit 10.17 to Form 10-K filed on February 23, 2012.) *
10.22	Convergys Corporation Employee Stock Purchase Plan. (Incorporated by reference from Appendix IV of Convergys Corporation’s Definitive Schedule 14A filed on March 12, 2004.) *
10.23	Convergys Corporation Canadian Employee Share Plan. (Incorporated by reference from Exhibit 4.2.1 to Form S-8 Registration Statement (File No. 333-86137) filed on December 29, 1999.) *
10.24	Convergys Corporation Annual Executive Incentive Plan, as Amended and Restated, Effective on February 2, 2012. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on May 8, 2012.)
10.25	Convergys Corporation Qualified and Non-Qualified Pension Plan as amended and restated dated January 28, 2008. (Incorporated by reference from Exhibit 10.22 to Form 10-K filed on February 27, 2009.) *
10.26	Amended Convergys Corporation Qualified and Non-Qualified Pension Plan dated March 31, 2008. (Incorporated by reference from Exhibit 10.23 to Form 10-K filed on February 27, 2009.) *
10.27	Amended Convergys Corporation Qualified and Non-Qualified Pension Plan dated December 17, 2008. (Incorporated by reference from Exhibit 10.24 to Form 10-K filed on February 27, 2009.) *
10.28	Amendment to Convergys Corporation Qualified and Non-Qualified Pension Plan dated June 29, 2011. (Incorporated by reference to Exhibit 10.51 to Form 10-K filed on February 23, 2012.) *
10.29	2012 Form of Executive Officer Severance Agreement. (Incorporated by reference from Exhibit 10.4 to Form 10-Q filed on July 31, 2012.) *
10.30	2012 Convergys Corporation Senior Executive Severance Pay Plan (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on October 25, 2012.) *
10.31	2009 Form of Time-Based Restricted Stock Unit Award Agreement for Employees. (Incorporated by reference from exhibit (10.45) to Form 10-K filed on February 26, 2010.)*
10.32	2009 Form of Performance-Based Stock Unit Award Agreement. (Incorporated by reference from exhibit (10.46) to Form 10-K filed on February 26, 2010.)*
10.33	2009 Form of Performance-Based Restricted Stock Unit Award Agreement. (Incorporated by reference from exhibit (10.47) to Form 10-K filed on February 26, 2010.)*
10.34	2011 Form of Time-Based Restricted Stock Unit Award Agreement for Employees (Incorporated by reference from Exhibit 10.41 to Form 10-K filed on February 25, 2011).*
10.35	2011 Form of Performance-Based Restricted Stock Unit Award Agreement for Employees (Incorporated by reference from Exhibit 10.42 to Form 10-K filed on February 25, 2011).*
10.36	2011 Form of Stock Option Award Agreement for Employees (Incorporated by reference from Exhibit 10.43 to Form 10-K filed on February 25, 2011).*

Convergys Corporation 2012 Annual Report 87

10.37
Trust Agreement, dated as of December 23, 2011, between Convergys Corporate and Fidelity Management Trust Company for the Convergys Corporation Executive Deferred Compensation Plan and Convergys Corporate Deferred Compensation Plan for Non-Employee Directors Trust. (Incorporated by reference from Exhibit 10.42 to Form 10-K file on February 23, 2012.) *

10.38
Amended and Restated Participation Agreement, dated as of June 30, 2010, between Convergys Corporation, Various Guarantors, Wachovia Development Corporation, as the Borrower and Lessor, Various Credit Lenders, Various Mortgage Lenders and Wells Fargo Bank, National Association, as Agent. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on August 9, 2010.)

10.39
Second Amended and Restated Lease Agreement, dated as of June 30, 2010, between Wachovia Development Corporation and Convergys Corporation. (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on August 9, 2010.)

10.40
Amended and Restated Security Agreement, dated as of June 30, 2010, between Wachovia Development Corporation and Wells Fargo Bank, National Association and accepted and agreed to by Convergys Corporation. (Incorporated by reference from Exhibit 10.4 to Form 10-Q filed on August 9, 2010.)

10.41
Assignment and Recharacterization Agreement, dated as of June 30, 2010, between Convergys Corporation, Existing Guarantors, Wachovia Development Corporation, Existing Credit Note Purchasers, Existing Debt Providers, Wells Fargo Bank, National Association, Wachovia Development Corporation and the Lenders. (Incorporated by reference from Exhibit 10.5 to Form 10-Q filed on August 9, 2010.)

10.42	Amended and Restated Letter Agreement, dated October 30, 2012, between the Company and Jeffrey H. Fox.
10.43
Receivables Sales Agreement, dated as of June 30, 2009, between Convergys Corporation, as Originator, and Convergys Funding Inc., as Buyer. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 4, 2009.)

10.44
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

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.
21	Subsidiaries of Convergys Corporation.
23	Consent of Ernst & Young LLP, Independent Registered Public accounting for the Company.
24	Powers of Attorney.
31.1	Rule 13a - 14(a) Certification by Chief Executive Officer.
31.2	Rule 13a - 14(a) Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 21, 2013, formatted in XBRL: (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.

Item 15(b) and (c). Exhibits and Financial Statement Schedule

The responses to these portions of Item 15 are submitted as a separate section of this report.

Convergys Corporation 2012 Annual Report 88

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERGYS CORPORATION
February 21, 2013	By	/s/ Andre S. Valentine
Andre S. Valentine Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ ANDREA J. AYERS	Principal Executive Officer; Chief Executive Officer and Director	February 21, 2013
Andrea J. Ayers
/s/ ANDRE S. VALENTINE	Principal Financial Officer; Chief Financial Officer	February 21, 2013
Andre S. Valentine
/s/ TAYLOR C. GREENWALD	Chief Accounting Officer; Vice President and Controller	February 21, 2013
Taylor C. Greenwald
JOHN F. BARRETT*	Director
John F. Barrett
RICHARD R. DEVENUTI*	Director
Richard R. Devenuti
JEFFREY H. FOX*	Executive Chairman
Jeffrey H. Fox
JOSEPH E. GIBBS*	Director
Joseph E. Gibbs
JOAN E. HERMAN*	Director
Joan E. Herman
THOMAS L. MONAHAN III*	Director
Thomas L. Monahan III
RONALD L. NELSON*	Director
Ronald L. Nelson
PHILIP A. ODEEN*	Director
Philip A. Odeen
RICHARD F. WALLMAN*	Director
Richard F. Wallman
*By: /s/ Andre S. Valentine		February 21, 2013
Andre S. Valentine as attorney-in-fact

Convergys Corporation 2012 Annual Report 89