Form 10-Q
period 2013-03-31
CONVERGYS CORP
filed 2013-04-30
CIK 1062047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 Form 10-Q
 ______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At March 31, 2013, there were 105,063,188 common shares, without par value, outstanding, excluding amounts held in Treasury of 83,665,052.

CONVERGYS CORPORATION
Form 10-Q
For the Period Ended
March 31, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2013	2012
Revenues	$493.5	$497.5
Costs and Expenses:
Cost of providing services and products sold	318.2	317.7
Selling, general and administrative	114.6	124.7
Research and development costs	2.1	3.9
Depreciation	20.9	20.3
Amortization	1.2	1.9
Total costs and expenses	457.0	468.5
Operating Income	36.5	29.0
Other income, net	2.3	1.4
Interest expense	(2.9)	(3.6)
Income before Income Taxes	35.9	26.8
Income tax expense	5.7	5.4
Income from Continuing Operations, net of tax	30.2	21.4
(Loss) Income from Discontinued Operations, net of tax	(5.1)	4.7
Net Income	$25.1	$26.1

Basic Earnings Per Common Share:
Continuing operations	$0.28	$0.19
Discontinued operations	(0.04)	0.04
Basic Earnings per Common Share	$0.24	$0.23
Diluted Earnings Per Common Share:
Continuing operations	$0.27	$0.18
Discontinued operations	(0.04)	0.04
Diluted Earnings per Common Share	$0.23	$0.22

Weighted Average Common Shares Outstanding:
Basic	105.7	115.9
Diluted	110.3	118.9

Cash dividends declared per share	$0.06	$—

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2013	2012
Net Income	$25.1	$26.1
Other Comprehensive (Loss) Income, net of tax:
Foreign currency translation adjustments	(1.8)	6.6
Unrealized holding (loss) gain on hedging activities	(1.8)	8.4
Total other comprehensive (loss) income	(3.6)	15.0
Total Comprehensive Income	$21.5	$41.1

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
(In Millions)
ASSETS
Current Assets
Cash and cash equivalents	$525.0	$554.7
Short term investments	78.0	83.8
Receivables, net of allowances of $7.0 and $5.9	325.7	319.8
Deferred income tax assets	12.1	8.9
Prepaid expenses	35.6	33.2
Other current assets	61.9	65.6
Current assets – held for sale	35.2	34.6
Total current assets	1,073.5	1,100.6
Property and equipment, net	268.4	279.2
Goodwill	577.7	577.7
Other intangibles, net	17.7	18.9
Deferred income tax assets	16.9	19.2
Other assets	39.9	42.3
Total Assets	$1,994.1	$2,037.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Debt and capital lease obligations maturing within one year	$0.8	$0.7
Payables and other current liabilities	260.7	285.8
Total current liabilities	261.5	286.5
Long-term debt and capital lease obligations	59.8	59.9
Deferred income tax liabilities	134.5	136.5
Accrued pension liabilities	112.9	109.2
Other long-term liabilities	73.8	73.9
Total liabilities	642.5	666.0
Shareholders’ Equity
Preferred shares – without par value, 5.0 authorized; none outstanding	—	—
Common shares – without par value, 500.0 authorized; 188.7 and 187.5 issued, 105.1 and 105.9 outstanding, as of March 31, 2013 and December 31, 2012, respectively	1,132.3	1,133.0
Treasury stock – 83.6 and 81.6 as of March 31, 2013 and December 31, 2012, respectively	(1,363.5)	(1,329.2)
Retained earnings	1,596.9	1,578.6
Accumulated other comprehensive loss	(14.1)	(10.5)
Total shareholders’ equity	1,351.6	1,371.9
Total Liabilities and Shareholders’ Equity	$1,994.1	$2,037.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In Millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25.1	$26.1
(Loss) Income from discontinued operations, net of tax	(5.1)	4.7
Income from continuing operations, net of tax	30.2	21.4
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	22.1	22.2
Deferred income tax expense	3.5	4.2
Stock compensation expense	4.5	4.4
Changes in assets and liabilities:
Change in receivables	(6.6)	5.4
Change in other current assets	4.1	(5.6)
Change in other assets and liabilities	(8.3)	(13.4)
Change in payables and other current liabilities	(26.8)	(33.6)
Net cash provided by operating activities of continuing operations	22.7	5.0
Net cash provided by operating activities of discontinued operations	—	6.9
Net cash provided by operating activities	22.7	11.9
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12.1)	(17.0)
Purchase of short-term investments	(28.3)	—
Proceeds from maturity of short-term investments	27.8	—
Net cash used in investing activities of continuing operations	(12.6)	(17.0)
Net cash used in investing activities of discontinued operations	—	(3.0)
Net cash used in investing activities	(12.6)	(20.0)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of credit facilities and other debt, net	—	(5.3)
Repurchase of common shares	(38.8)	(0.9)
Proceeds from exercise of stock options	2.4	3.0
Payments of dividends	(5.2)	—
Excess tax benefits from share-based payment arrangements	1.8	—
Net cash used in financing activities of continuing operations	(39.8)	(3.2)
Net decrease in cash and cash equivalents	(29.7)	(11.3)
Cash and cash equivalents at beginning of period	554.7	421.8
Cash and cash equivalents at end of period	$525.0	$410.5
See Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in Millions Except Per Share Amounts)
(Unaudited)

(1) BACKGROUND AND BASIS OF PRESENTATION
Convergys Corporation (the Company or Convergys) is a global leader in customer management, focused on bringing value to its clients through every customer interaction.
Prior to May 2012, the Company had two reportable segments, Customer Management and Information Management. In March 2012, the Company signed a definitive agreement to sell the Information Management line of business to NetCracker Technology Corporation (NetCracker), a wholly owned subsidiary of NEC Corporation (NEC) for $449.0 in cash. The sale closed in May 2012, for which the Company received $462.6 in cash proceeds, including working capital adjustments. As a result of the sale of the Information Management line of business, the operating results related to Information Management have been reflected as discontinued operations for the first quarter of 2012. The total gain on the sale of the Information Management business amounted to $99.8 pretax, and $16.2, net of taxes at December 31, 2012. As of December 31, 2012, the Company maintained one reportable segment, reflecting the internal financial reporting structure and operating focus of the management team and chief operating decision maker.
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting (U.S. GAAP) and U.S. Securities and Exchange Commission (SEC) regulations, and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in Financial Statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. Interim Consolidated Financial Statements are not necessarily indicative of the financial position or operating results for an entire year. These interim Consolidated Financial Statements should be read in conjunction with the audited Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 21, 2013. Certain balances in prior years have been reclassified to conform to the current year presentation.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment." The standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The approach is similar to the guidance in ASU 2011-08 finalized in 2011 for goodwill impairment testing. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company adopted ASU 2012-02 effective January 1, 2013 and does not expect this pronouncement to have a material effect on the consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The standard requires an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For reclassification items not required under U.S. GAAP to be reclassified directly to net income in their entirety in the same reporting period, an entity is required to cross-reference to other disclosures currently required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 applies to all public and private companies that report items of other comprehensive income. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012, with prospective adoption required. The Company adopted ASU 2013-02 effective January 1, 2013. See Note 15.

(3) DIVESTITURES AND DISCONTINUED OPERATIONS
On May 16, 2012, the Company completed the sale of its Information Management line of business to NEC Corporation for $449.0 in cash. The Company recorded a gain of $99.8 pretax and $16.2, net of taxes in 2012. The sale of Information Management was a taxable transaction that resulted in $83.6 being recorded for the combined federal, state and foreign income tax obligation. The high effective tax rate is primarily due to a lower basis in net assets, including goodwill, for tax purposes compared to their book basis. The gain on sale included the elimination of $201.7 of goodwill and intangible assets.
The results of the Information Management business have been classified as discontinued operations for the first quarter of 2012. Certain costs previously allocated to the Information Management segment that do not qualify for discontinued

operations accounting treatment are now reported as costs from continuing operations. These costs were $6.0 for the three months ended March 31, 2012. The Company is taking actions to reduce these costs and expects transition services revenue from services provided to the buyer subsequent to completion of the sale to offset a significant portion of these costs. During the three months ended March 31, 2013, we earned $4.9 in revenue under these transition services agreements. While the transition services agreements vary in duration up to 24 months from the date of sale depending upon the type of service provided, our expectation is that we will substantially eliminate the underlying costs as the transition services are completed.
The results of the Information Management business included in discontinued operations for the three months ended March 31, 2013 and 2012 are summarized as follows:

	Three Months Ended March, 31,
	2013	2012
Revenue	$—	$82.0
Income before tax - Information Management operations(1)	—	7.7
Loss on disposition	(8.0)	—
(Loss) Income before income taxes	(8.0)	7.7
Income tax expense
Expense related to Information Management operations	—	3.0
Benefit related to gain on disposition	(2.9)	—
(Loss) Income from discontinued operations, net of tax	$(5.1)	$4.7

(1)
Includes $4.9 of transaction costs related to the sale for the three months ended March 31, 2012 and excludes costs previously allocated to Information Management that did not meet the criteria for presentation within discontinued operations of $6.0 for the three months ended March 31, 2012.

(4) EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY
Earnings per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

		Continuing Operations		Discontinued Operations		Total
Three Months Ended March 31, 2013	Shares	Income	Per Share Amount	Income	Per Share Amount	Per Share Amount
Basic EPS	105.7	$30.2	$0.28	$(5.1)	$(0.04)	$0.24
Effect of dilutive securities:
Stock-based compensation arrangements	1.4	—	—	—	—	—
Convertible Debt	3.2	—	(0.01)	—	—	(0.01)
Diluted EPS	110.3	$30.2	$0.27	$(5.1)	$(0.04)	$0.23

Three Months Ended March 31, 2012
Basic EPS	115.9	$21.4	$0.19	$4.7	$0.04	$0.23
Effect of dilutive securities:
Stock-based compensation arrangements	2.0	—	(0.01)	—	—	(0.01)
Convertible Debt	1.0	—	—	—	—	—
Diluted EPS	118.9	$21.4	$0.18	$4.7	$0.04	$0.22
The diluted EPS calculation excludes the effect of 0.7 outstanding stock options for the three months ended March 31, 2013 and 2.4 outstanding stock options for the three months ended March 31, 2012 because their effect is anti-dilutive. The calculation at March 31, 2013 also excludes 0.3 and 0.3 performance-based restricted stock units granted in 2013 and 2012 as performance criteria have not yet been met. As described more fully in Note 8, the Company issued approximately $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Convertible Debentures). The 2029 Convertible Debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares per one thousand in principal amount of debentures. The conversion rate will be subject to adjustments for certain events outlined in the indenture governing the Debentures (the Indenture), including payment of dividends. There were 3.2 dilutive shares related to the 2029 Convertible Debentures for the three months ended March 31, 2013.
Shareholders’ Equity
The Company repurchased 2.1 shares of its common stock during the three months ended March 31, 2013 at an average price of $16.65 per share for a total of $35.4 under the Company's existing defined repurchase plans. Based upon timing of the transactions, $0.2 of shares repurchased had not settled as of March 31, 2013. These shares are excluded from outstanding shares at the end of the current quarter and will be settled in cash during the second quarter of 2013. As of March 31, 2013, the Company had the authority to repurchase an additional $217.0 of outstanding common shares pursuant to current authorizations. The Company also repurchased 1.5 shares at an average price of $16.40 for aggregate proceeds of $24.4 subsequent to March 31, 2013 through April 30, 2013.
Dividends
On October 23, 2012, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05, which was paid on January 4, 2013 to all shareholders of record as of December 21, 2012. On February 7, 2013, the Company announced that the Board of Directors raised the dividend 20 percent to $0.06 per share. The quarterly cash dividend payment of $0.06 was paid on April 5, 2013 to shareholders of record at the close of business on March 22, 2013. On April 30, 2013, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.06, which is scheduled to be made on July 5, 2013, to shareholders of record at the close of business on June 21, 2013.
The Board expects that future cash dividends will be paid on a quarterly basis. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on the Company's future earnings, cash flow, financial condition, financial covenants and other relevant factors.

(5) EMPLOYEE BENEFIT PLANS
The Company sponsors a frozen defined benefit pension plan, which includes both a qualified and non-qualified portion, for eligible employees (the Cash Balance Plan) in North America. The Company recorded a liability of $72.9 and $70.0 as of March 31, 2013 and December 31, 2012, respectively, for the Cash Balance Plan. In addition, the Company sponsors an unfunded defined benefit plan for certain eligible employees in the Philippines. The Company recorded a liability of $25.6 and $23.8 as of March 31, 2013 and December 31, 2012, respectively, for the Philippines plan. Components of pension cost for these plans are as follows:

	Three Months Ended March 31,
	2013	2012
Interest cost on projected benefit obligation	$2.8	$3.0
Service cost	1.8	1.4
Expected return on plan assets	(2.6)	(3.0)
Amortization and deferrals - net	3.5	2.8
Pension cost	$5.5	$4.2
Pension cost includes expense related to discontinued operations of $1.1 for the three months ended March 31, 2012. The Company contributed $10.0 to fund the Cash Balance Plan subsequent to March 31, 2013 and prior to the filing of this report.
The Company also sponsors a non-qualified, unfunded executive deferred compensation plan and a supplemental, non-qualified, unfunded plan for certain senior executive officers. Components of pension cost for the unfunded executive pension plans are as follows:

	Three Months Ended March 31,
	2013	2012
Interest cost on projected benefit obligation	$0.1	$0.2
Service cost	—	0.1
Amortization and deferrals - net	0.1	—
Pension cost	$0.2	$0.3
During the three months ended March 31, 2013, the Company recognized a settlement loss of $0.2 related to the supplemental, non-qualified, unfunded plan and a settlement gain of $0.2 related to the unfunded executive compensation plan. Subsequent to recognition of the settlement loss related to the supplement, non-qualified, unfunded plan, this plan has been fully settled.

(6) RESTRUCTURING
2012 Restructuring
During 2012, the Company recorded restructuring charges of $11.6, consisting of $11.4 of severance-related charges and $0.2 of facility-related charges, as described below. The $11.4 of severance-related charges impacted approximately 100 professional employees and reflect the change in the Company's executive management team and realignment of Corporate overhead as a result of the sale of the Information Management business. These severance-related charges are expected to be substantially paid in cash by June 30, 2013 pursuant to the Company's severance policies. The total remaining liability under this severance-related restructuring plan, which is included within Payables and other current liabilities on the Company's Consolidated Balance Sheets was $1.4 as of March 31, 2013 and $5.2 as of December 31, 2012.
Facilities Restructuring
The Company's facilities restructuring reserves are equal to the estimated future costs associated with the facilities, net of proceeds from any probable future sublease agreements. The Company uses estimates, based on consultation with the Company’s real estate advisers, to determine the proceeds from any future sublease agreements. The Company continues to evaluate these estimates in assessing the facilities abandonment liability. The remaining liability for previously exited facilities, which is included within Payables and other current liabilities on the Company’s Consolidated Balance Sheets was $0.2 as of March 31, 2013 and $0.3 as of December 31, 2012.

(7) STOCK-BASED COMPENSATION PLANS
The Company’s operating results for the three months ended March 31, 2013 included long-term incentive plan expense of $4.5 compared to $5.3 for the same period in 2012. Long-term incentive plan expense includes expense related to discontinued operations of $0.8 for the three months ended March 31, 2012. Long-term incentive plan expense includes: (a) incentive plan expense that is paid in cash based on relative shareholder return and (b) stock compensation expense. Stock compensation expense for the three months ended March 31, 2013 was $4.5 compared to $5.2 for the same period in 2012.
Stock Options
A summary of stock option activity for the three months ended March 31, 2013 is presented below:

Shares in Millions Except Per Share Amounts	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Fair Value at Date of Grant (per share)
Options outstanding at January 1, 2013	1.2	$12.91	6.6	$4.73
Options exercisable at January 1, 2013	0.3	$11.86	0.8	$3.99
Exercised	(0.2)	11.98
Forfeited	(0.1)	13.18
Options outstanding at March 31, 2013	0.9	$13.16	7.8	$3.77
Options exercisable at March 31, 2013	0.3	$13.29	6.2	$4.09
Stock compensation expense for the 2011 and 2012 stock option grants was $0.3 in the first three months of 2013.

Restricted Stock Awards
During the three months ended March 31, 2013 and 2012, the Company granted 0.9 shares and 1.4 shares, respectively, of restricted stock units. The weighted-average fair values of these grants were $16.45 and $12.92 per share, respectively. Included in these amounts were 0.4 shares and 0.6 shares, respectively, of performance-based restricted stock units granted at the fair value of $16.22 and $12.93 per share, respectively, equal to the Company’s share price at grant date, that vest upon the Company’s satisfaction of certain financial performance conditions.
The 2013 performance-based grants include 0.3 shares that provide for payout based upon the extent to which the Company achieves certain EPS targets, as determined by the Compensation and Benefits Committee of the Board of Directors, over a three-year period. Payout levels range from 50% to 200% of award shares earned. No payout can be earned if performance is below the minimum threshold level. As the targets for the second and third year have not yet been set, the key terms have not been effectively communicated to the recipients; as such the expense related to these grants cannot be recognized until such terms are established. These grants have been excluded from the table below. The remaining 0.1 of performance-based shares granted in 2013 vested immediately.
The 2012 performance-related grants provide for payout based upon the extent to which the Company achieves certain EBITDA targets, as determined by the Compensation and Benefits Committee of the Board of Directors for this award, over a two-year period. Payout levels range from 50% to 200% of award shares earned. No payout can be earned if performance is below the minimum threshold level. Compensation cost related to these 2012 grants will be adjusted based upon expected performance as compared to defined targets.
The 2013 time-based grants are scheduled to vest 25% at the completion of year one after the grant date, 25% after year two and 50% after year three. The 2012 time-based grants are scheduled to vest 50% at the end of year two and 50% at the end of the year three. The 2011 time-based grants vested 50% at the completion of year two after grant date with the remaining 50% scheduled to vest at the end of year three.
The total compensation cost related to non-vested time-based and performance-based restricted stock units not yet recognized as of March 31, 2013 was approximately $15.3 and $3.6, respectively, which is expected to be recognized over a weighted average of 1.2 years and 0.5 years, respectively. Changes to non-vested time-based and performance-based restricted stock and restricted stock units for the three months ended March 31, 2013 were as follows:
Time-based Restricted Stock Units

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2012	1.6	$13.04
Granted	0.5	16.15
Vested	(0.5)	13.17
Forfeited	—	—
Non-vested at March 31, 2013	1.6	$14.05
Performance-based Restricted Stock Units

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2012	0.9	$12.69
Granted	0.1	16.45
Vested	(0.7)	13.23
Forfeited	—	—
Non-vested at March 31, 2013	0.3	$12.94

(8) DEBT AND CAPITAL LEASE OBLIGATIONS
Debt and capital lease obligations consist of the following:

	March 31, 2013	December 31, 2012
Revolving credit facilities	$—	$—
2029 Convertible Debentures	58.6	58.4
Capital Lease Obligations	2.0	2.2
Accounts Receivable Securitization	—	—
Total debt	60.6	60.6
Less current maturities	0.8	0.7
Long-term debt	$59.8	$59.9
On March 11, 2011, the Company entered into a $300 Four-Year Competitive Advance and Revolving Credit Facility Agreement (the 2011 Credit Facility), replacing the Company’s $400 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2006 Credit Facility), which was terminated at that time. Convergys has two borrowing options available under the 2011 Credit Facility: (i) a competitive advance option which will be provided on an uncommitted competitive advance basis through an auction mechanism and (ii) a revolving credit option which will be provided on a committed basis. Under each option, amounts borrowed and repaid may be re-borrowed subject to availability. Borrowings under the 2011 Credit Facility bear interest at one of the rates described in the 2011 Credit Facility. The maturity date of the 2011 Credit Facility is March 11, 2015 except that, upon the satisfaction of certain conditions, Convergys may extend the maturity date by one year twice during the term. Convergys will pay an annual facility fee regardless of utilization. At March 31, 2013, the facility was undrawn. The Company was in compliance with all covenants at March 31, 2013.
In the fourth quarter of 2009, the Company announced an offer to exchange one thousand twenty dollars in principal amount of its 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) for each one thousand dollars in principal amount of its 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009. Convergys issued a total of $125.0 aggregate principal amount of the 2029 Convertible Debentures in exchange for $122.5 of the 4.875% Senior Notes. At the date of issuance, the Company recognized the liability component of the 2029 Convertible Debenture at its fair value of $56.3. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the value of the conversion feature at issuance, was recognized as the difference between the proceeds from the issuance of the debentures and the fair value of the liability component, after adjusting for the deferred tax impact of $32.7. The 2029 Convertible Debentures were issued at a coupon rate of 5.75%, which was below that of a similar instrument that does not have a conversion feature. Therefore, the valuation of the debt component, using the income approach, resulted in a debt discount. The debt discount will be amortized over the life of a similar debt instrument without a conversion feature, which the Company determined to equal the contractual maturity of the 2029 Convertible Debentures. Amortization is based upon the effective interest rate method and will be included within the interest expense caption in the accompanying Consolidated Statements of Income.
The 2029 Convertible Debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares of the Company’s common stock per one thousand dollars in principal amount of Debentures. Upon conversion, the Company will pay cash up to the aggregate principal amount of the converted 2029 Convertible Debentures and settle the remainder of the conversion value of the Debentures in cash or stock at the Company’s option. The conversion rate will be subject to adjustment for certain events outlined in the indenture governing the Debentures (the Indenture), including payment of dividends. The conversion rate will increase for a holder who elects to convert this Debenture in connection with certain share exchanges, mergers or consolidations involving the Company, as described in the Indenture. The 2029 Convertible Debentures, which pay a fixed rate of interest semi-annually, have a contingent interest component that will require the Company to pay interest based on the trading price of the Debentures exceeding a specified threshold at specified times, commencing on September 15, 2019, as outlined in the Indenture. The maximum amount of contingent interest that will accrue is 0.75% per annum of the average trading price of the Debentures during the periods specified in the Indenture. The fair value of this embedded derivative was not significant at March 31, 2013 or December 31, 2012.
During June 2011, the Company extended the terms of an asset securitization facility collateralized by accounts receivable of certain of the Company's subsidiaries, with a purchase limit of $150.0 expiring in June 2014. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. As of March 31, 2013 and December 31, 2012, the facility was undrawn.
At March 31, 2013, future minimum payments of the Company’s debt arrangements are as follows:

Remainder of 2013 and 2014	$1.3
2015	0.7
2016	—
2017	—
2018	—
Thereafter	125.0
Total	$127.0

(9) COMMITMENTS AND CONTINGENCIES
Commitments
At March 31, 2013, the Company had outstanding letters of credit of $41.8 and other bond obligations of $1.5 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material. The Company also has purchase commitments with telecommunications providers of $11.9 for the remainder of 2013.
At March 31, 2013, the Company had an outstanding performance bond obligation of $30.0 related to a performance and payment guarantee for the Company’s former HR Management line of business which was sold in 2010 to NorthgateArinso. Subsequent to completion of the sale of the HR Management business, the Company continues to be responsible for this bond obligation. As part of the gain on disposition, the Company recognized a liability equal to the present value of probability weighted cash flows of potential outcomes, a Level 3 fair value measurement. Although the buyer is obligated to indemnify the Company for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of March 31, 2013, the Company maintains a liability of $1.0 for these obligations.
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
In November 2011, one of the Company's call center clients tendered a contractual indemnity claim to Convergys Customer Management Group, Inc., a subsidiary of the Company, relating to a putative class action captioned Brandon Wheelock, individually and on behalf of a class and subclass of similarly situated individuals, v. Hyundai Motor America, Orange County Superior Court, California, Case No. 30-2011-00522293-CU-BT-CJC. The lawsuit alleges that Hyundai Motor America violated California's telephone recording laws by recording telephone calls with customer service representatives without providing a disclosure that the calls might be recorded. Plaintiff is seeking, among other things, an order certifying the suit as a California class action, statutory damages, payment of attorneys' fees and pre- and post-judgment interest. Convergys Customer Management Group, Inc. is not named as a defendant in the lawsuit and has not agreed to indemnify Hyundai. On March 5, 2012, the court sustained a demurrer filed by Hyundai to one of the Plaintiff's causes of action, but overruled the demurrer as the Plaintiff's other cause of action. On March 15, 2012, Plaintiff filed an amended complaint. Hyundai answered the amended complaint on April 16, 2012, by generally denying the allegations and asserting certain affirmative defenses. On May 7, 2012, Hyundai filed a motion for summary judgment based on Hyundai's claim that an exemption under the California recording laws was intended to exempt the type of recording done by Hyundai's call centers. On January 10, 2013, the court heard arguments on Hyundai's motion for summary judgment. On February 5, 2013, the court denied the motion. On March 6, 2013, Hyundai filed a petition for writ of mandate with the California Court of Appeal, Fourth Appellate District, requesting that the court of appeal issue a petition directing the trial court to vacate its prior order and enter a new order granting Hyundai's motion for summary judgment. On March 20, 2013, Plaintiff filed a preliminary opposition to Hyundai's petition for writ of mandate, and on March 27, 2013, Hyundai filed its preliminary reply in support of its petition for writ of mandate.  The court of appeal has not yet ruled on Hyundai's petition for writ of mandate, and at a status conference on April 10, 2013, the trial court continued a previously granted stay on formal discovery and motions and scheduled a status conference on July 9, 2013.
Convergys Customer Management Group, Inc. is not named as a defendant in the lawsuit, and there has been no determination as to whether Convergys Customer Management Group, Inc. will be required to indemnify Hyundai. The

Company believes Convergys Customer Management Group, Inc. has meritorious defenses to Hyundai's demand for indemnification and also believes there are meritorious defenses to Plaintiff's claims in the lawsuit. The likelihood of losses that may become payable under such claims, the amount of reasonably possible losses associated with such claims, and whether such losses may be material cannot be determined or estimated at this time. For these reasons, the Company has not established a reserve with respect to this matter.
On March 28, 2013, the Company received a demand from a subsidiary of NEC Corporation for defense and indemnification under the stock and asset purchase agreement among the Company, NEC Corporation and the subsidiary with respect to the sale by the Company of its Information Management business. The demand was made in connection with a third party claim that, among other things, the business lacked certain necessary software licenses at the time of the sale. The parties are currently in settlement negotiations. While the Company believes that it has meritorious defenses to both the indemnification claim and the underlying third party claim, an accrual has been established that is representative of the best estimate of the losses expected to be incurred in connection with the resolution of these claims. The ultimate resolution of the claim is not expected to have a material impact on the Company's liquidity.

(10) FAIR VALUE DISCLOSURES
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
At March 31, 2013 and December 31, 2012, the Company had foreign currency forward contracts measured at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during the three months ended March 31, 2013 and 2012. The assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Foreign currency forward contracts (asset position)	$23.8	$—	$23.8	$—
Foreign currency forward contracts (liability position)	$9.0	$—	$9.0	$—

	December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Foreign currency forward contracts (asset position)	$28.0	$—	$28.0	$—
Foreign currency forward contracts (liability position)	$9.6	$—	$9.6	$—

The Company also had investment securities held in a grantor trust for the benefit of participants of the executive deferred compensation plan measured at fair value at March 31, 2013 and December 31, 2012. The fair value of these instruments was measured using the quoted prices in active markets for identical assets (Level 1). The assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$10.0	$10.0	$—	$—
Convergys common stock	2.4	2.4	—	—
Money market accounts	0.8	0.8	—	—
Total	$13.2	$13.2	$—	$—

	December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$13.3	$13.3	$—	$—
Convergys common stock	4.9	4.9	—	—
Money market accounts	1.3	1.3	—	—
Total	$19.5	$19.5	$—	$—
At March 31, 2013, the Company held time deposits with maturities greater than 90 days and less than 180 days measured at fair value. The valuation technique used to measure the fair value of the time deposits was based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short Term Investments:
Cash Time Deposits	$64.8	$—	$64.8	$—
Total	$64.8	$—	$64.8	$—

	December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short Term Investments:
Cash Time Deposits	$64.3	$—	$64.3	$—
Total	$64.3	$—	$64.3	$—
Fair values of cash equivalents and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. The fair value of short-term debt approximates its recorded value because of its short-term nature. Based on quoted market prices at March 31, 2013, the fair value of the $125.0 of the Company’s 2029 Convertible Debentures is $211.4.

(11) FINANCIAL INSTRUMENTS
Derivative Instruments
The Company is exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. The Company’s risk management strategy includes the use of derivative instruments to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange rates.

The Company serves many of its U.S.-based clients using contact center capacity in the Philippines, India, Canada and Colombia. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR), Canadian dollars (CAD) or Colombian pesos (COP), which represents a foreign exchange exposure. The Company also maintains a contract with a client priced in Australian dollars (AUD). The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward exchange contracts and options with several financial institutions to acquire a total of PHP 19,677.0 at a fixed price of $460.5 at various dates through March 2016, INR 12,224.5 at a fixed price of $215.2 at various dates through March 2016, CAD 22.0 at a fixed price of $21.4 at various dates through December 2014 and COP 39,000.0 at a fixed price of $20.3 at various dates through December 2014, and to sell a total of AUD 46.9 at a fixed price of $47.9 at various dates through June 2014. These instruments mature within the next 36 months and had a notional value of $765.3 at March 31, 2013 and $590.4 at December 31, 2012. The derivative instruments discussed above are designated and effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	March 31, 2013	December 31, 2012
Forward exchange contracts and options designated as hedging instruments:
Included within other current assets	$14.4	$16.4
Included within other non-current assets	9.4	11.6
Included within other current liabilities	5.3	6.0
Included within other long-term liabilities	2.8	3.5
The Company recorded a deferred tax liability of $6.1 and $7.1 related to these derivatives at March 31, 2013 and December 31, 2012, respectively. A total of $9.6 and $11.4 of deferred gains, net of tax, related to these cash flow hedges at March 31, 2013 and December 31, 2012, respectively, were included in accumulated other comprehensive loss (OCL). As of March 31, 2013, deferred gains of $9.1 ($5.5 net of tax), on derivative instruments included in accumulated OCL are expected to be reclassified into earnings during the next twelve months. The following table provides the effect of these derivative instruments on the Company’s Consolidated Financial Statements for the three months ended March 31, 2013 and 2012:

	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Three Months Ended March 31, 2013
Foreign exchange contracts	$1.3	$4.2	- Cost of providing services and products sold and Selling, general and administrative
Three Months Ended March 31, 2012
Foreign exchange contracts	$16.1	$2.3	- Cost of providing services and products sold and Selling, general and administrative
The amount recognized related to the ineffective portion of the derivative instruments was not material for the three months ended March 31, 2013.
The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. The Company recorded a net gain of $0.2 and $0.9 during the three months ended March 31, 2013 and 2012, respectively, related to changes in fair value of these derivative instruments not designated as hedges. The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income, net in the accompanying Consolidated Statements of Income. The fair value of these derivative instruments not designated as hedges at March 31, 2013 was $0.9.
A few of the Company’s counterparty agreements related to derivative instruments contain provisions that require that the Company maintain collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments in a liability position on March 31, 2013 is $9.0 for which the Company has posted no collateral. Future downgrades in the Company’s credit ratings and/or changes in the foreign currency markets could result in collateral being provided to counterparties.
Short Term Investments
In December 2011, the Company made investments in certain securities, included within short-term investments in the Consolidated Balance Sheets, which are held in a grantor trust for the benefit of participants of the executive deferred compensation plan, which was frozen during the fourth quarter of 2011. This investment was made in securities reflecting the hypothetical investment balances of plan participants. As of March 31, 2013, the Company maintained investment securities with a fair value of $13.2 classified as trading securities. The investment securities include exchange-traded mutual funds, common stock of the Company and money market accounts. These securities are carried at fair value, with gains and losses, both realized and unrealized, reported in other income (expense), net in the Consolidated Statements of Income. The cost of securities sold is based upon the specific identification method. Interest and dividends on securities classified as trading are included in other income (expense), net.
Additionally, during 2012, the Company made investments in time deposits with maturities greater than 90 days and less than 180 days, included within short-term investments in the Consolidated Balance Sheets. As of March 31, 2013, the Company maintained short-term time deposits with a fair value of $64.8.

(12) INCOME TAXES
The liability for unrecognized tax benefits was $54.7 and $54.0 at March 31, 2013 and December 31, 2012, respectively, and is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. The total amount of unrecognized tax benefits that would affect income tax expense if recognized in the Consolidated Financial Statements is $46.2. This amount includes interest and penalties of $17.8. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between approximately $3 and $10 in the next twelve months; however, actual developments in this area could differ from those currently expected.

The effective tax rate on net income from continuing operations was 15.9% for the three months ended March 31, 2013 compared to 20.1% in the same period last year. The lower tax rate in the current period is primarily due to a shift in the geographic mix of worldwide income and certain discrete items, including credits reinstated by the American Taxpayers Relief Act of 2012, which were recorded in the first quarter of 2013.

(13) GOODWILL AND OTHER INTANGIBLE AND LONG-LIVED ASSETS
Goodwill and Intangible Assets
Goodwill was $577.7 at March 31, 2013 and at December 31, 2012. Intangible assets (including software and customer relationships) decreased to $31.3 at March 31, 2013 from $33.7 at December 31, 2012, primarily due to amortization. As of March 31, 2013, the Company’s total identifiable intangible assets, acquired primarily through business combinations, consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$41.3	$(27.7)	$13.6
Trademarks	10.0	(10.0)	—
Customer relationships and other intangibles	119.5	(101.8)	17.7
Total	$170.8	$(139.5)	$31.3
The intangible assets are being amortized using the following amortizable lives: 5 to 8 years for software, 4 years for trademarks, and 7 to 12 years for customer relationships and other intangibles. The remaining weighted average depreciation period for software is 3.3 years. The remaining weighted average amortization period for trademarks, customer relationships and other intangibles is 6.3 years. Amortization of software is included within depreciation expense as the underlying assets are classified within property, plant and equipment.
Trademarks, customer relationships, and other intangibles amortization expense was $1.2 and $1.9 for the three months ended March 31, 2013 and 2012, respectively, and is estimated to be approximately $4.7 for the year ended December 31, 2013. The related estimated expense for the five subsequent years ended December 31 is as follows:

2014	$3
2015	3
2016	2
2017	2
2018	2
Thereafter	3

Long-Lived Assets
The Company evaluates its property, plant and equipment when events or circumstances indicate a possible inability to recover their carrying amounts. During 2012, the Company committed to a plan to sell its Corporate office facilities in Cincinnati, Ohio. The facility met the "Held-for-Sale" criteria set forth in U.S. GAAP, resulting in classification of $35.2 of property, plant and equipment as held-for-sale; the book value was adjusted to its fair value less costs to sell, resulting in an impairment charge of $42.6 ($27.0 after tax) recorded during the second quarter of 2012. This facility continues to be presented as held-for-sale at March 31, 2013. Fair value was determined based on discounted cash flow analysis which contains significant unobservable inputs that fall within Level 3 of the fair value hierarchy under U.S. GAAP.

(14) PAYABLES AND OTHER CURRENT LIABILITIES

	At March 31, 2013	At December 31, 2012
Accounts payable	$37.0	$50.6
Accrued income and other taxes	24.8	21.2
Accrued payroll-related expenses	80.8	85.6
Derivative liabilities	6.2	6.1
Accrued expenses	80.6	85.7
Deferred revenue and government grants	29.7	31.1
Restructuring and exit costs	1.6	5.5
	$260.7	$285.8

(15) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended March 31, 2013

	Foreign Currency	Derivative Financial Instruments	Pension Liability	Total
Balance at December 31, 2012	$36.4	$11.4	$(58.3)	$(10.5)
Other comprehensive (loss) income before reclassifications	(1.8)	0.8	—	(1.0)
Amounts reclassified from accumulated other comprehensive loss	—	(2.6)	—	(2.6)
Net current-period other comprehensive loss	(1.8)	(1.8)	—	(3.6)
Balance at March 31, 2013	$34.6	$9.6	$(58.3)	$(14.1)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended March 31, 2013

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
Gain (loss) on derivative instruments	4.2	Cost of providing services and products sold and Selling, general and administrative
	(1.6)	Tax expense
	2.6	Net of tax

(16) SUBSEQUENT EVENTS

In April 2013, the Company signed a definitive share-sale agreement under which Convergys agreed to acquire New Zealand-based Datacom's contact center operations in Kuala Lumpur, Malaysia, and Manila, Philippines for $20 AUD. The acquisition adds 15 Asian languages to Convergys' language capabilities and approximately 1,000 employees, working in three Southeast Asia contact centers, to Convergys' global operations. The transaction closed on April 30, 2013.

ITEM 2.
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in Millions Except Per Share Amounts)

BACKGROUND

Convergys Corporation (we, the Company or Convergys) is a global leader in customer management, focused on bringing value to our clients through every customer interaction. Over half of the Fortune 50 companies trust us to care for their most important asset: their customers. Our business model allows us to deliver consistent, quality service at the scale and in the geographies that meet our clients' business needs and pro-actively partner to solve client business challenges through our account management model. We leverage our breadth and depth of capabilities to help leading companies create quality customer experiences across multiple channels, while increasing revenue and reducing their cost to serve.
Operations and Structure
Prior to May 2012, we had two reportable segments, Customer Management and Information Management. In March 2012, we signed a definitive agreement to sell the Information Management line of business to NEC Corporation for $449.0 in cash. The sale closed in May 2012, for which we received $462.6 in cash, including $12.9 for working capital adjustments. As a result of the sale of the Information Management business, the operating results and assets and liabilities related to Information Management have been reflected as discontinued operations for all periods presented. The total gain on the sale of the Information Management business amounted to $99.8 pretax and $16.2, net of taxes, at December 31, 2012. As of December 31, 2012, we maintained one reportable segment, reflecting the internal financial reporting structure and operating focus of our management team and chief operating decision maker.

Convergys handles more than 4 billion customer contacts per year. We have approximately 76,000 employees in over 70 locations across the globe and in our work-at-home environment. We provide multilingual, multichannel customer care with global service delivery infrastructure that operates 24 hours a day, 365 days a year.

Agent-related revenues, which accounted for more than 90% of revenues for the three months ended March 31, 2013, are typically recognized as the services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. Remaining revenues are derived from the sale of premise-based and hosted automated self-care and technology solutions and provision of professional services. Revenues from the sale of these solutions and provision of services are typically recognized as the services are provided over the duration of the contract using contractual rates.

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

FORWARD-LOOKING STATEMENTS
This report contains statements, estimates, or projections that constitute "forward-looking statements" as defined under U.S. federal securities laws. In some cases, one can identify forward looking statements by terminology such as "will," "expect," "estimate," "think," "forecast," "guidance," "outlook," "plan," "lead," "project" or other comparable terminology. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks include, but are not limited to: (i) the loss of a significant client or significant business from a client; (ii) the future financial performance of major industries that we serve; (iii) our inability to protect personally identifiable data against unauthorized access or unintended release; (iv) our inability to maintain and upgrade our technology and network equipment in a timely manner; (v) international business and political risks, including economic weakness and operational disruption as a result of natural events, political unrest, war, terrorist attacks or other civil disruption; (vi) the failure to meet expectations regarding the tax treatment of the Information Management transaction; (vii) higher than expected costs of providing transition services and other support to the Information Management business and (viii) those factors contained in our periodic reports filed with the SEC, including in the "Risk Factors" section of our most recent Annual Report on Form 10-K. The forward-looking information in this document is given as of the date of the particular statement and we assume no duty to update this information. Our filings and other important information are also available on the investor relations page of our web site at www.convergys.com.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended
	March 31,
	2013	2012	Change	%
Revenues:
Communications	$292.8	$295.2	$(2.4)	(1)
Technology	44.6	41.8	2.8	7
Financial Services	46.1	52.6	(6.5)	(12)
Other	110.0	107.9	2.1	2
Total Revenues	$493.5	$497.5	$(4.0)	(1)
Consolidated revenues for the first quarter of 2013 were $493.5 compared to $497.5 for the comparable period last year. Revenues from communications clients decreased 1% from the first quarter 2012, reflecting a volume decrease with our largest client and the impact of legacy technology migrations, partially offset by volume increases with several other clients. Revenues from technology clients increased 7% from the first quarter of 2012, reflecting new programs with an existing client. Revenues from financial services clients decreased 12% from the first quarter of 2012, primarily reflecting a program completion with one client. Other revenues, which are comprised of clients outside the Company's three largest industries, increased 2% from the first quarter of 2012 due to $4.9 of transition services revenue earned under agreements with NEC Corporation related to the sale of the Information Management business, partially offset by client migrations from legacy technology offerings. The transition services agreements vary in duration up to 24 months from the sale date depending on the type of service provided, and our expectation is that we will substantially eliminate the underlying costs as the transition services complete.
Operating Costs and Expenses

	Three Months Ended
	March 31,
	2013	2012	Change	%
Operating Costs:
Cost of providing services and products sold	$318.2	$317.7	$0.5	—
Selling, general and administrative	114.6	124.7	(10.1)	(8)
Research and development costs	2.1	3.9	(1.8)	(46)
Depreciation	20.9	20.3	0.6	3
Amortization	1.2	1.9	(0.7)	(37)
Total costs and expenses	$457.0	$468.5	$(11.5)	(2)
Consolidated total operating costs and expenses for the first quarter of 2013 of $457.0 decreased 2% from $468.5. As discussed above, in May 2012, we completed the sale of the Information Management business and, accordingly, the operating results for this business are presented within discontinued operations. Accounting rules require certain costs previously allocated to the Information Management business to be included in continuing operations. These costs prior to the completion of the sale of the Information Management business were $6.0 in the first quarter of 2012. These amounts are included within selling, general and administrative expenses within continuing operations. We have taken actions to reduce these costs and remaining costs are substantially offset by revenue resulting from transition services provided to the buyer.
As a percentage of revenues, the cost of providing services and products sold was 64.5% in the first quarter of 2013 compared to 63.9% in the period year period, largely due to the classification of costs associated with transition services provided to NEC Corporation. These transition services costs were classified within Selling, general and administrative in the prior year. Selling, general and administrative expenses of $114.6 in the first quarter of 2013 decreased 8% from the prior year period. As a percentage of revenues, selling, general, and administrative cost was 23.2% compared to 25.1% in the prior year, reflecting cost reductions previously taken, continued efforts to control costs, and the reclassification of Information Management costs discussed above. Research and development costs of $2.1 decreased $1.8 from the prior year due to reductions in headcount. Depreciation expense of $20.9 increased $0.6 from the prior year reflecting an increase in capital expenditures related to increased capacity. Amortization expense of $1.2 decreased $0.7 due to completion of the amortization of certain definite lived intangible assets.
Operating Income and Adjusted Operating Income (a non-GAAP measure)
In order to assess the underlying operational performance of the continuing operations of the business and to have a basis to compare underlying results to prior and future periods, we provide the non-GAAP measures, Adjusted Operating Income and Adjusted Operating Margin, in the table below that excludes certain costs previously allocated to the Information Management business that are now included in continuing operations as discussed above and in more detail in Note 3 of the Notes to Consolidated Financial Statements (these costs were $6.0 for the three months ended March 31, 2012).
Adjustments for these charges are relevant in evaluating the overall performance of the business. Limitations associated with the use of these non-GAAP measures include that these measures do not present all of the amounts associated with our results as determined in accordance with GAAP. Management compensates for this limitation by using both the non-GAAP measures and the GAAP measures in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond those described above.

	Three Months Ended
	March 31,
	2013	2012	Change	%
Operating Income	$36.5	$29.0	$7.5	26
Operating Margin	7.4%	5.8%

Information Management costs not qualifying as discontinued operations	—	6.0
Adjusted Operating Income (a non-GAAP measure)	$36.5	$35.0	$1.5	4
Adjusted Operating Margin	7.4%	7.0%
Consolidated operating income was $36.5 for the first quarter of 2013 compared to $29.0 in the prior year. Excluding the Information Management-related costs, consolidated operating income for the first quarter of 2013 was $36.5 compared to $35.0 in the same period in the prior year.
Non-Operating Items

	Three Months Ended
	March 31,
	2013	2012	Change	%
Operating Income	$36.5	$29.0	$7.5	26
Other Income, net	2.3	1.4	0.9	64
Interest Expense	(2.9)	(3.6)	0.7	(19)
Income before Income Taxes	$35.9	$26.8	$9.1	34
Other income of $2.3 increased from $1.4 in the prior year due to lower foreign exchange losses in the current year. Interest expense of $2.9 improved from $3.6 in the prior year reflecting a lower level of debt outstanding throughout the first quarter of 2013.
Income Taxes

	Three Months Ended
	March 31,
	2013	2012	Change	%
Income before Income Taxes	$35.9	$26.8	$9.1	34
Income Tax Expense	5.7	5.4	0.3	6
Income from Continuing Operations, net of tax	$30.2	$21.4	$8.8	41
Our effective tax rate on net income from continuing operations was 15.9% for the three months ended March 31, 2013 compared to an effective tax rate of 20.1% in the same period last year. The lower tax rate for the three months ended March 31, 2013 is primarily due to a shift in the geographic mix of worldwide income and certain discrete items, including credits reinstated by the American Taxpayers Relief Act of 2012, which were recorded in the first quarter of 2013.

Net Income from Continuing Operations; Earnings per Diluted Share from Continuing Operations; Adjusted Net Income From Continuing Operations; and Adjusted Earnings per Diluted Share from Continuing Operations (non-GAAP measures)

We use income from continuing operations, net of tax and earnings per share data excluding the Information Management-related operating charges discussed above in the first quarter of 2012 to assess the underlying operational performance of the continuing operations of the business for the year and to have a basis to compare underlying results to prior and future periods. Adjustments for this item is relevant in evaluating the overall performance of the business. Limitations associated with the use of these non-GAAP measures include that these measures do not include all of the amounts associated with our results as determined in accordance with GAAP. Management compensates for these limitations by using the non-GAAP measures, income from continuing operations, net of tax and diluted earnings per share excluding this item, and the GAAP measures, income from continuing operations, net of tax and diluted earnings per share, in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond those described above.

	Three Months Ended
	March 31,
	2013	2012	Change	%
Income from Continuing Operations, net of tax	$30.2	$21.4	$8.8	41
Total operating charges from above, net of tax	—	4.8	(4.8)	NM
Adjusted Income from Continuing Operations, net of tax (a non-GAAP measure)	$30.2	$26.2	$4.0	15

Diluted Earnings Per Common Share:
Continuing Operations	$0.27	$0.18	$0.09	50
Impact of net charges above included in continuing operations, net of tax	—	0.04	(0.04)	NM
Adjusted diluted earnings per common share from continuing operations (a non-GAAP measure)	$0.27	$0.22	$0.05	23
First quarter 2013 income from continuing operations was $30.2 compared to $21.4 in the first quarter of 2012. Therefore, diluted income from continuing operations per share for the three months ended March 31, 2013 was $0.27, compared to $0.18, in the same period of the prior year. Excluding the Information Management-related charges, diluted income from continuing operations for the first quarter of 2013 was $30.2, or $0.27 per share compared to $26.2, or $0.22 for the same period in the prior year.
Results of Discontinued Operations, Results of Discontinued Operations per Diluted Share, Net Income and Net Income per Diluted Share

	Three Months Ended
	March 31,
	2013	2012	Change	%
Income from Continuing Operations, net of tax	$30.2	$21.4	$8.8	41
Income from Discontinued Operations, net of tax (benefit) expense of ($2.9) and $3.0 for the three months ended March 31, 2013 and 2012, respectively	(5.1)	4.7	(9.8)	(209)
Net Income	$25.1	$26.1	$(1.0)	(4)

Diluted Earnings per Common Share:
Continuing Operations	$0.27	$0.18	$0.09	50
Discontinued Operations	(0.04)	0.04	(0.08)	(200)
Net Diluted Earnings per Common Share	$0.23	$0.22	$0.01	5

First quarter of 2013 results from discontinued operations include $5.1 of transaction costs, net of tax, related to the sale of the Information Management business. Diluted loss from discontinued operations, net of tax, per share for the three months ended March 31, 2013 was $0.04. First quarter of 2012 results from discontinued operations reflect the operating results of the Information Management business. Revenues from discontinued operations prior to completion of the sale were $82.0 in the first quarter 2012. First quarter of 2012 results from discontinued operations include the operating results of that business for the quarter as well as $4.9 of transaction costs incurred in connection with the sale of the Information Management business. Diluted income from discontinued operations, net of tax, per share for the three months ended March 31, 2012 was $0.04.
Including the results of discontinued operations first quarter 2013 net income and diluted earnings per share were $25.1 and $0.23, respectively, compared with $26.1 and $0.22, respectively, in the first quarter of 2012.
EBITDA and Adjusted EBITDA (non-GAAP measures)
Management uses EBITDA and adjusted EBITDA and the GAAP measure, income from continuing operations, net of tax, to monitor and evaluate the underlying performance of the business and believes the presentation of these measures will enhance investors’ ability to analyze trends in the business and evaluate our underlying performance relative to other companies in the industry. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for income from continuing operations, net of tax, or other income statement data prepared in accordance with GAAP and our presentation of EBITDA and adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. There are no material purposes for which we use these non-GAAP measures beyond the purposes described above. These non-GAAP measures should be considered supplemental in nature and should not be construed as being more important than comparable GAAP measures.

	Three Months Ended March 31,
	2013	2012
Income from Continuing Operations, net of tax under U.S. GAAP	$30.2	$21.4
Depreciation and Amortization	22.1	22.2
Interest expense	2.9	3.6
Income tax expense	5.7	5.4
EBITDA (a non-GAAP measure)	60.9	52.6
Information Management related costs not qualifying as Discontinued Operations	—	6.0
Adjusted EBITDA (a non-GAAP measure)	$60.9	$58.6
Adjusted EBITDA Margin	12.3%	11.8%

RESTRUCTURING CHARGES
2012 Restructuring
During 2012, the Company recorded restructuring charges of $11.6, consisting of $11.4 of severance-related charges and $0.2 of facility-related charges, as described below. The $11.4 of severance-related charges impacted approximately 100 professional employees and reflects the change in the Company's executive team and realignment of Corporate overhead. These severance-related charges are expected to be substantially paid in cash by June 30, 2013 pursuant to the Company's severance policies. The total remaining liability under this severance-related restructuring plan, which is included within Payables and other current liabilities on the Company's Consolidated Balance Sheets, was $1.4 as of March 31, 2013 and $5.2 as of December 31, 2012.
Savings from Restructuring Plans
The 2012 severance actions are expected to result in cost reductions in excess of $10 on an annualized basis when complete. The impact of these benefits will be spread across our operating expenses, primarily within the selling, general and administrative expense caption of our Consolidated Statements of Income. When completed, the severance actions, in total, are also expected to result in cash savings of approximately $10 on an annualized basis. We do not believe that the impact on liquidity is material.
Facility Restructuring
Our facilities restructuring reserves are equal to the estimated future costs associated with the facilities, net of proceeds from any probable future sublease agreements. We use estimates, based on consultation with the our real estate advisers, to determine the proceeds from any future sublease agreements. We continue to evaluate these estimates in assessing the facilities abandonment liability. The remaining liability for previously exited facilities, which is included within Payables and other current liabilities on the Company’s Consolidated Balance Sheets was $0.2 as of March 31, 2013 and $0.3 as of December 31, 2012.

CLIENT CONCENTRATION

During the first three months of 2013, our three largest clients accounted for 46.1% of our revenues, compared to 47.8% in the same period of 2012. Our largest client, AT&T, accounted for 21.2% of revenues in the first three months of 2013 as compared to 23.6% of revenue in the same period in the prior year. Comcast Corporation and DIRECTV, our second and third largest clients, comprised 12.6% and 12.3%, respectively, of revenues in the first three months of 2013, as compared to 12.3% and 11.8%, respectively, of revenues in the same period in the prior year. Volumes under certain of our long-term arrangements are earned under multiple contracts with these clients and are subject to variation based on, among other things, general economic conditions, client outsourcing trends and seasonal patterns in our clients' businesses.

BUSINESS OUTLOOK
We expect revenue growth and profit improvement for the full year 2013 compared with 2012 adjusted results. Updated expectations including the impact of shares repurchased through April and the expected contribution from the acquisition of the Southeast Asia contact centers are:
•Revenue to exceed $2,055, revised from prior guidance to exceed $2,045;
•Adjusted EBITDA to exceed $248, improved from prior guidance to exceed $245;
•Diluted shares outstanding to approximate 109 million, reduced from prior guidance of 112 million shares;
•Adjusted Earnings per Diluted Common Share to exceed $1.05, improving from prior guidance to exceed $1.00.
We expect second-half 2013 results to exceed first-half 2013 results.
Not included in this guidance is the impact of any future strategic acquisitions or share repurchase activities.  Also not included in this guidance are results classified within discontinued operations related to the sale of the Information Management business as well as other impacts from corporate simplification actions initiated in prior years.  These impacts may include completion of real estate transactions and non-cash pension settlement charges.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Cash Flows
We believe that we have adequate liquidity from cash and expected future operating cash flows to fund ongoing operations, invest in the business and pay dividends at the discretion of the Board of Directors for the next twelve months.
Cash flows from operating activities generally provide us with a significant source of funding for our investing and financing activities. Cash flows from operating activities totaled $22.7 in the first three months of 2013 compared to $11.9 in the same period last year, which included $6.9 of cash flows provided by discontinued operations. The increase in the current year was primarily a result of approximately $25 of cash payments made in 2012 to reduce long-term liabilities, and approximately $20 of tax payments made in 2012 related to prior year internal restructurings, partially offset by current quarter seasonal increases in working capital.
Cash flows used in investing activities were $12.6 during the first three months of 2013, which included $12.1 of capital expenditures and $0.5 of purchases of short-term investments, net of proceeds from maturity of short-term investments. Cash flows used in investing activities were $20.0 during the first three months of 2012, which included $3.0 used for discontinued operations.
Cash flows used in financing activities were $39.8 during the first three months of 2013 compared to $3.2 during the first three months of 2012. During the first three months of 2013, we settled in cash the repurchase of 2.1 of the Company's common shares for $38.8, including $3.6 of shares repurchased but not settled prior to December 31, 2012 and excluding $0.2 of shares repurchased in the first quarter that had not settled as of March 31, 2013. We also paid $5.2 in cash dividends. These outflows were partially offset by $2.4 we received from exercise of stock options. During the first three months of 2012, we repaid $5.3 on our outstanding borrowings, partially offset by $3.0 we received from exercise of stock options.
We use free cash flow, a non-GAAP measure, to assess the financial performance of the Company. We define free cash flow as cash flows from operating activities less capital expenditures. A reconciliation of the GAAP measure, net cash provided by operating activities, to the non-GAAP measure, free cash flow, is as follows:

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities under U.S. GAAP	$22.7	$11.9
Capital expenditures, net	(12.1)	(20.0)
Free cash flow (a non-GAAP measure)	$10.6	$(8.1)
Free cash flow, as defined above, was $10.6 for the first three months of 2013, compared to a net use of $8.1 for the same period in 2012. The increase in free cash flow of $18.7 from the prior year was due to higher cash generated from operating activities and decreased capital expenditures during the first three months of 2013 as presented in the table above.
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
Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments
At March 31, 2013, total capitalization was $1,412.2, consisting of $60.6 of short-term and long-term debt and $1,351.6 of equity. The total debt-to-capital ratio was 4.3% at March 31, 2013, compared to 4.2% at December 31, 2012.
On March 11, 2011, we entered into a $300 Four-Year Competitive Advance and Revolving Credit Facility Agreement (the 2011 Credit Facility), replacing our $400 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2006 Credit Facility), which was terminated at that time. We have two borrowing options available under the 2011 Credit Facility: (i) a competitive advance option which will be provided on an uncommitted competitive advance basis through an auction mechanism and (ii) a revolving credit option which will be provided on a committed basis. Under each option, amounts borrowed and repaid may be re-borrowed subject to availability. Borrowings under the 2011 Credit Facility bear interest at one of the rates described in the 2011 Credit Facility. The maturity date of the 2011 Credit Facility is March 11, 2015 except that, upon the satisfaction of certain conditions, we may extend the maturity date by one year twice during the term. We pay an annual facility fee regardless of utilization. At March 31, 2013 the facility was undrawn. We were in compliance with all covenants at March 31, 2013.
In the fourth quarter of 2009, we announced an offer to exchange one-thousand twenty dollars in principal amount of its new 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) for each one-thousand dollars in principal amount of its 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009. We issued a total of $125.0 aggregate principal amount of the 2029 Convertible Debentures in exchange for $122.5 of the 4.875% Senior Notes. The entire balance of the 2029 Convertible Debentures was outstanding as of March 31, 2013 and December 31, 2012.
During June 2011, the Company extended the terms of an asset securitization facility collateralized by accounts receivable of certain of the Company's subsidiaries, with a purchase limit of $150.0 expiring in June 2014. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary. The asset securitization facility does not qualify for sale treatment under the authoritative guidance for the accounting for transfers and servicing of financial assets and extinguishments of liabilities. Accordingly, the accounts receivable and related debt obligation will remain on our Consolidated Balance Sheets. At March 31, 2013 and December 31, 2012, the facility was undrawn.
We repurchased 2.1 of our common shares during the three months ended March 31, 2013 at an average price of $16.65 per share for a total of $35.4 under defined repurchase plans. Based upon timing of transactions, $0.2 of the shares repurchased had not settled as of March 31, 2013. These shares are excluded from outstanding shares at the end of the current quarter and will be settled in cash during the second quarter of 2013. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity. In February 2013, our Board of Directors approved an increase in remaining authorized share repurchases to $250.0 in the aggregate. At March 31, 2013, the Company has the authority to repurchase an additional $217.0 pursuant to this authorization. We also repurchased 1.5 shares at an average price of $16.40 for aggregate proceeds of $24.4 subsequent to March 31, 2013 through April 30, 2013.

At March 31, 2013, we had outstanding letters of credit of $41.8 and other bond obligations of $1.5 related to performance and payment guarantees. We believe that any guarantee obligation that may arise will not be material. We also have purchase commitments with telecommunications providers of $11.9 for the remainder of 2013.
At March 31, 2013, we had outstanding performance bond obligations of $30.0 related to performance and payment guarantees for the Company’s former HR Management line of business. Subsequent to completion of the sale of the HR Management business, the Company continues to be responsible for these bond obligations. As part of the gain on disposition we recognized a liability equal to the present value of probability weighted cash flows of potential outcomes. Although the buyer is obligated to indemnify us for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of March 31, 2013 we maintain a liability of $1.0 for these obligations.
It is reasonably possible that our unrecognized tax benefits of $54.7 will decrease between approximately $3 and $10 in the next twelve months based upon the resolution of audits; however, actual developments in this area could differ from those currently expected.
On October 23, 2012, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05, which was paid on January 4, 2013 to all shareholders of record as of December 21, 2012. On February 7, 2013, the Company announced that the Board of Directors raised the quarterly dividend 20 percent to $0.06 per share. The dividend payment of $0.06 was made on April 5, 2013 to shareholders of record at the close of business on March 22, 2013. On April 30, 2013, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.06, which is scheduled to be made on July 5, 2013, to shareholders of record at the close of business on June 21, 2013.
The Board expects that future cash dividends will be paid on a quarterly basis consistent with the current cash dividend. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on our future earnings, cash flow, financial condition, financial covenants and other relevant factors. We intend to continue to use cash dividends as a means of returning capital to shareholders, subject to our periodic determinations that cash dividends are in the best interests of our shareholders.

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
Interest Rate Risk
At March 31, 2013, all of the Company's debt instruments were fixed rate borrowings with an outstanding amount of $60.6. We had no variable rate borrowings at March 31, 2013.
Foreign Currency Exchange Rate Risk
We serve many of our U.S.-based clients using contact center capacity in the Philippines, India, Canada and Colombia. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR), Canadian dollars (CAD) or Colombian pesos (COP), which represents a foreign exchange exposure. Beginning in 2011, we entered into a contract with a client priced in Australian dollars (AUD). As of March 31, 2013, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward contracts with several financial institutions to acquire a total of PHP 19,677.0 at a fixed price of $460.5 at various dates through March 2016, INR 12,224.5 at a fixed price of $215.2 at various dates through March 2016, CAD 22.0 at a fixed price of $21.4 at various dates through December 2014 and COP 39,000.0 at a fixed price of $20.3 at various dates through December 2014, and to sell a total of AUD 46.9 at a fixed price of $47.9 at various dates through June 2014. The fair value of these derivative instruments as of March 31, 2013 is presented in Note 11 of the Notes to Consolidated Financial Statements. The potential loss in fair value at March 31, 2013 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $66.9. This loss would be mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of March 31, 2013, the fair value of these derivatives not designated as hedges was $0.9.
Critical Accounting Policies and Estimates
See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report for the year ended December 31, 2012 on Form 10-K for a discussion of our critical accounting policies and estimates.
There have been no material changes to our critical accounting policies and estimates in 2013.

ITEM 4.     CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with the Company’s General Counsel, Chief Accounting Officer and other key employees, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the quarter ended March 31, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no significant changes in the design or approaches of the Company’s internal control over financial reporting, or any other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
The information required by Item 1 is included in Note 9 of the Notes to the Consolidated Financial Statements of this Form 10-Q and incorporated by reference herein.

ITEM 1A.     RISK FACTORS

See “ITEM 1A. Risk Factors” in our annual report for the year ended December 31, 2012 on Form 10-K for a discussion of our risk factors. There have been no material changes to our risk factors in 2013.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the first quarter of 2013 or from March 31, 2013 through the date of filing of this report. We repurchased 2.1 shares of our common stock for $35.4 during the three months ended March 31, 2013, as summarized in the following table:

	Shares Repurchased	Average price per share
January 2013	14,000	$16.53
February 2013	1,265,171	16.51
March 2013	847,474	16.85
Total	2,126,645	$16.65
At March 31, 2013, the Company remained authorized to repurchase up to an incremental $217.0 of outstanding shares. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity. The Company also repurchased 1.5 shares at an average price of $16.40 for aggregate proceeds of $24.4 subsequent to March 31, 2013 through April 30, 2013.

ITEM 6.     EXHIBITS

(a)	Exhibits.
The following are filed as Exhibits to Part II of this Form 10-Q:

Exhibit Number
3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3.1 to Form 10-Q filed on May 5, 2010.)

3.2	Amended and Restated Code of Regulations of the Company. (Incorporated by reference from Exhibit 3.1 to Form 8-K filed on May 2, 2011.)

10.1	2013 Form of Time-Based Restricted Stock Unit Award Agreement.

10.2	2013 Form of Performance-Based Restricted Stock Unit Award Agreement.

10.3	Convergys Corporation Amended and Restated Long-Term Incentive Plan, effective January 31, 2013.

21	Subsidiaries of the Company.

31.1	Rule 13a - 14(a) Certification by Chief Executive Officer.

31.2	Rule 13a - 14(a) Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on April 30, 2013, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements.

ITEMS 3, 4 and 5 Are Not Applicable and Have Been Omitted

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation

Date:	April 30, 2013	/s/ Andre S. Valentine
Andre S. Valentine
Chief Financial Officer