Form 10-K/A
period 2012-12-31
CONVERGYS CORP
filed 2013-05-14
CIK 1062047

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
Yes           No   X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X       No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X_       No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

Explanatory Note
This Form 10-K/A is being filed by Convergys Corporation (“the Company”) to include audited financial statements of Cincinnati SMSA Limited Partnership (the “Partnership”) as of and for the year ended December 31, 2010 and unaudited financial statements for the Partnership as of and for the six months ended June 30, 2011 as an exhibit to the Company’s Form 10-K for 2012. The Company owned a 33.8% limited partnership interest in the Partnership, and on July 1, 2011, the Company completed the sale of its interest in the Partnership. A consent of Ernst & Young LLP, independent auditors for the Partnership, is also being filed as an exhibit hereto.

Part IV
Item 15. Exhibits, Financial Statement Schedule
Item 15(a)(1) and (2). List of Financial Statements and Financial Statement Schedule
The following consolidated financial statements of Convergys are included in Item 8.

		Page
(1)	Consolidated Financial Statements:
	Reports of Independent Registered Public Accounting Firm	42
	Consolidated Statements of Income	43
	Consolidated Statements of Comprehensive Income (Loss)	44
	Consolidated Balance Sheets	45
	Consolidated Statements of Cash Flows	46
	Consolidated Statements of Shareholders’ Equity	47
	Notes to Consolidated Financial Statements	48

(2)	Financial Statement Schedule:
	II - Valuation and Qualifying Accounts	88
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

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.
21	Subsidiaries of Convergys Corporation.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for the Company.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for Cincinnati SMSA Limited Partnership.
24	Powers of Attorney.
31.1	Rule 13a - 14(a) Certification by Chief Executive Officer.
31.2	Rule 13a - 14(a) Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Certain Audited and Unaudited Financial Statements of Cincinnati SMSA Limited Partnership.
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

Item 15(b) and (c). Exhibits and Financial Statement Schedule
The responses to these portions of Item 15 were submitted as a separate section of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERGYS CORPORATION
May 14, 2013	By	/s/ Andre S. Valentine
Andre S. Valentine Chief Financial Officer