Form 10-Q
period 2013-09-30
CONVERGYS CORP
filed 2013-11-06
CIK 1062047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 Form 10-Q
 ______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At September 30, 2013, there were 101,714,586 common shares, without par value, outstanding, excluding amounts held in Treasury of 87,222,644.

CONVERGYS CORPORATION
Form 10-Q
For the Period Ended
September 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2013	2012	2013	2012
Revenues	$521.0	$507.6	$1,518.8	$1,496.2
Costs and Expenses:
Cost of providing services and products sold	341.0	325.7	986.5	959.9
Selling, general and administrative	118.4	118.0	352.9	356.8
Research and development costs	2.0	2.3	6.3	8.7
Depreciation	22.2	19.7	64.3	60.5
Amortization	1.4	1.4	4.0	5.1
Restructuring charges	4.3	1.4	5.4	9.0
Asset impairment charges and other	0.4	—	1.5	88.6
Total costs and expenses	489.7	468.5	1,420.9	1,488.6
Operating Income	31.3	39.1	97.9	7.6
Other income, net	2.5	0.8	4.8	2.9
Interest expense	(2.9)	(2.8)	(8.7)	(10.8)
Income (loss) before Income Taxes	30.9	37.1	94.0	(0.3)
Income tax expense	2.7	6.8	13.6	1.7
Income (loss) from Continuing Operations, net of tax	28.2	30.3	80.4	(2.0)
Income (loss) from Discontinued Operations, net of tax	5.7	(2.4)	2.0	70.6
Net Income	$33.9	$27.9	$82.4	$68.6

Basic Earnings (Loss) Per Common Share:
Continuing operations	$0.27	$0.27	$0.77	$(0.02)
Discontinued operations	0.06	(0.02)	0.02	0.62
Basic Earnings per Common Share	$0.33	$0.25	$0.79	$0.60
Diluted Earnings (Loss) Per Common Share:
Continuing operations	$0.26	$0.26	$0.74	$(0.02)
Discontinued operations	0.05	(0.02)	0.02	0.62
Diluted Earnings per Common Share	$0.31	$0.24	$0.76	$0.60

Weighted Average Common Shares Outstanding:
Basic	103.0	111.2	104.1	114.2
Diluted	107.9	115.5	109.1	114.2

Cash dividends declared per share	$0.06	$0.05	$0.18	$0.10

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Net Income	$33.9	$27.9	$82.4	$68.6
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	0.7	6.1	(2.6)	23.5
Change related to minimum pension liability	7.2	—	23.5	(3.5)
Unrealized holding (loss) gain on hedging activities	(6.0)	5.9	(33.7)	12.1
Total other comprehensive income (loss)	1.9	12.0	(12.8)	32.1
Total Comprehensive Income	$35.8	$39.9	$69.6	$100.7

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
(In millions)
ASSETS
Current Assets:
Cash and cash equivalents	$525.9	$554.7
Short term investments	126.5	83.8
Receivables, net of allowances of $7.2 and $5.9	320.4	319.8
Deferred income tax assets	22.9	8.9
Prepaid expenses	36.4	33.2
Other current assets	42.4	65.6
Current assets – held for sale	—	34.6
Total current assets	1,074.5	1,100.6
Property and equipment, net	246.5	279.2
Goodwill	589.3	577.7
Other intangibles, net	21.5	18.9
Deferred income tax assets	16.6	19.2
Other assets	31.8	42.3
Total Assets	$1,980.2	$2,037.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Debt and capital lease obligations maturing within one year	$0.9	$0.7
Payables and other current liabilities	279.2	285.8
Total current liabilities	280.1	286.5
Long-term debt and capital lease obligations	60.2	59.9
Deferred income tax liabilities	138.5	136.5
Accrued pension liabilities	80.2	109.2
Other long-term liabilities	90.6	73.9
Total liabilities	649.6	666.0
Shareholders’ Equity:
Preferred shares – without par value, 5.0 authorized; none outstanding	—	—
Common shares – without par value, 500.0 authorized; 188.9 and 187.5 issued, 101.7 and 105.9 outstanding, as of September 30, 2013 and December 31, 2012, respectively	1,138.9	1,133.0
Treasury stock – 87.2 and 81.6 as of September 30, 2013 and December 31, 2012, respectively	(1,427.0)	(1,329.2)
Retained earnings	1,642.0	1,578.6
Accumulated other comprehensive loss	(23.3)	(10.5)
Total shareholders’ equity	1,330.6	1,371.9
Total Liabilities and Shareholders’ Equity	$1,980.2	$2,037.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$82.4	$68.6
Income from discontinued operations, net of tax	2.0	70.6
Income (loss) from continuing operations, net of tax	80.4	(2.0)
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	68.3	65.6
Asset impairment charges and other	1.5	88.6
Deferred income tax (benefit) expense	(7.5)	3.1
Stock compensation expense	10.7	14.8
Changes in assets and liabilities:
Change in receivables	3.3	(9.5)
Change in other current assets	5.0	(10.5)
Change in deferred charges, net	0.7	1.2
Change in other assets and liabilities	(1.7)	(11.6)
Change in payables and other current liabilities	(12.2)	(41.6)
Net cash provided by operating activities of continuing operations	148.5	98.1
Net cash provided by operating activities of discontinued operations	0.8	8.1
Net cash provided by operating activities	149.3	106.2
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(43.2)	(65.6)
Proceeds from disposition of assets	47.6	—
Purchase of short-term investments	(120.5)	(19.0)
Proceeds from maturity of short-term investments	71.8	6.5
Acquisition, net of cash acquired	(16.4)	—
Net cash used in investing activities of continuing operations	(60.7)	(78.1)
Net cash provided by investing activities of discontinued operations	0.3	433.1
Net cash (used in) provided by investing activities	(60.4)	355.0
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of credit facilities and other debt, net	(4.8)	(66.4)
Repurchase of common shares	(100.2)	(120.3)
Proceeds from exercise of stock options	2.8	6.8
Payments of dividends	(17.7)	(5.7)
Excess tax benefits from share-based payment arrangements	2.2	—
Net cash used in financing activities of continuing operations	(117.7)	(185.6)
Net cash used in financing activities of discontinued operations	—	(0.1)
Net cash used in financing activities	(117.7)	(185.7)
Net (decrease) increase in cash and cash equivalents	(28.8)	275.5
Cash and cash equivalents at beginning of period	554.7	421.8
Cash and cash equivalents at end of period	$525.9	$697.3
See Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in Millions Except Per Share Amounts)
(Unaudited)

(1) BACKGROUND AND BASIS OF PRESENTATION
Convergys Corporation (the Company or Convergys) is a global leader in customer management, focused on bringing value to its clients through every customer interaction.
Prior to May 2012, the Company had two reportable segments, Customer Management and Information Management. In March 2012, the Company signed a definitive agreement to sell the Information Management line of business to NetCracker Technology Corporation (NetCracker), a wholly owned subsidiary of NEC Corporation (NEC) for $449.0 in cash. The sale closed in May 2012, for which the Company received $462.6 in cash proceeds, including working capital adjustments. As a result of the sale of the Information Management line of business, the operating results related to Information Management have been reflected as discontinued operations. The total gain on the sale of the Information Management business amounted to $99.8 pretax, and $16.2 net of taxes at December 31, 2012. During the three and nine months ended September 30, 2013, the Company recorded an additional gain of $5.7 and $2.0, respectively, net of tax, as certain contingencies and tax positions were settled or adjusted. Subsequent to the sale of Information Management, the Company has maintained one reportable segment, reflecting the internal financial reporting structure and operating focus of the management team and chief operating decision maker.
On April 30, 2013, the Company acquired New Zealand-based Datacom's contact center operations with facilities in Kuala Lumpur, Malaysia and Manila, Philippines for $20.0 AUD (approximately $20.0 USD). The acquisition added 15 Asian languages to Convergys' language capabilities and approximately 1,000 employees, working in three Southeast Asia contact centers, to Convergys' global operations. See Note 13.
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

(3) DIVESTITURES AND DISCONTINUED OPERATIONS
On May 16, 2012, the Company completed the sale of its Information Management line of business to NEC Corporation for $449.0 in cash. The Company recorded a gain of $99.8 pretax and $16.2, net of taxes in 2012. The sale of Information Management was a taxable transaction that resulted in $83.6 being recorded for the combined federal, state and foreign income tax obligations in 2012. The high effective tax rate is primarily due to a lower basis in net assets, including goodwill, for tax purposes compared to their book basis. The gain on sale included the elimination of $201.7 of goodwill and intangible assets. During the three and nine months ended September 30, 2013, the Company recorded an additional gain of $5.7 and $2.0, respectively, net of tax, as certain contingencies and tax positions were settled or adjusted.
The results of the Information Management business have been classified as discontinued operations for all periods presented. Certain costs previously allocated to the Information Management segment that do not qualify for discontinued operations accounting treatment are now reported as costs from continuing operations. These costs were $8.8 for the nine months ended September 30, 2012. The Company has taken action to reduce these costs and the transition services revenue from services provided to the buyer subsequent to completion of the sale substantially offset the remainder of these costs. During the three and nine months ended September 30, 2013, the Company earned $3.8 and $13.3, respectively, in revenue under these transition services agreements, compared to $6.1 and $9.0, respectively, for the same period in 2012. While the transition services agreements vary in duration up to 24 months from the date of sale depending upon the type of service provided, the Company expects to substantially eliminate the underlying costs as the transition services are completed.
The results of the Information Management business included in discontinued operations for the three and nine months ended September 30, 2013 and 2012 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$—	$—	$—	$128.8
Income before tax - Information Management operations(1)	—	—	—	23.7
Gain (loss) on disposition	1.1	(3.5)	(6.6)	98.5
Income (loss) before income taxes	1.1	(3.5)	(6.6)	122.2
Income tax (benefit) expense:
Benefit related to Information Management operations	—	—	—	(32.5)
(Benefit) expense related to gain on disposition	(4.6)	(1.1)	(8.6)	84.1
Income (loss) from discontinued operations, net of tax	$5.7	$(2.4)	$2.0	$70.6

(1)	Excludes costs previously allocated to Information Management that did not meet the criteria for presentation within discontinued operations of $8.8 for the nine months ended September 30, 2012.

(4) EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY
Earnings per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

		Continuing Operations		Discontinued Operations		Total
Three Months Ended September 30, 2013	Shares	Income (Loss)	Per Share Amount	Income (Loss)	Per Share Amount	Per Share Amount
Basic EPS	103.0	$28.2	$0.27	$5.7	$0.06	$0.33
Effect of dilutive securities:
Stock-based compensation arrangements	0.9	—		—	—	—
Convertible Debt	4.0	—	(0.01)	—	(0.01)	(0.02)
Diluted EPS	107.9	$28.2	$0.26	$5.7	$0.05	$0.31

Nine Months Ended September 30, 2013
Basic EPS	104.1	$80.4	$0.77	$2.0	$0.02	$0.79
Effect of dilutive securities:
Stock-based compensation arrangements	1.0	—	(0.01)	—	—	(0.01)
Convertible Debt	4.0	—	(0.02)	—	—	(0.02)
Diluted EPS	109.1	$80.4	$0.74	$2.0	$0.02	$0.76

Three Months Ended September 30, 2012
Basic EPS	111.2	$30.3	$0.27	$(2.4)	$(0.02)	$0.25
Effect of dilutive securities:
Stock-based compensation arrangements	1.9	—	—	—	—	—
Convertible Debt	2.4	—	(0.01)	—	—	(0.01)
Diluted EPS	115.5	$30.3	$0.26	$(2.4)	$(0.02)	$0.24

Nine Months Ended September 30, 2012
Basic EPS	114.2	$(2.0)	$(0.02)	$70.6	$0.62	$0.60
Effect of dilutive securities:
Stock-based compensation arrangements	—	—	—	—	—	—
Convertible Debt	—	—	—	—	—	—
Diluted EPS	114.2	$(2.0)	$(0.02)	$70.6	$0.62	$0.60
The diluted EPS calculation excludes the effect of 0.7 outstanding stock options for the three and nine months ended September 30, 2013 and 1.4 outstanding stock options for the three and nine months ended September 30, 2012 because their effect is anti-dilutive. As the Company reported a Net Loss from Continuing Operations for the nine months ended September 30, 2012, diluted shares outstanding are equivalent to basic shares outstanding. The calculation at September 30, 2013 also excludes 0.3 performance-based restricted stock units granted in both 2013 and 2012 as performance criteria have not yet been met.
As described more fully in Note 8, the Company issued approximately $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Convertible Debentures). The 2029 Convertible Debentures were initially convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares per one thousand in principal amount of debentures. The conversion rate is subject to adjustment for certain events outlined in the indenture governing the Debentures (the Indenture), including payment of dividends. As of September 30, 2013, the implied conversion rate for the Convertible Debentures was $11.84 per share, or eighty-four and forty-six hundredths shares per one thousand in principal amount of debentures. There were 4.0 dilutive shares related to the 2029 Convertible Debentures for the three and nine months ended September 30, 2013.
Shareholders’ Equity
The Company repurchased 2.1 and 5.8 shares of its common stock during the three and nine months ended September 30, 2013, respectively, at an average price of $18.76 and $17.36 per share for a total of $39.4 and $100.0. Based upon the timing of the transactions, $3.5 of shares repurchased had not settled as of September 30, 2013. These shares are excluded from outstanding shares at the end of the current quarter and will be settled in cash during the fourth quarter of 2013. As of September 30, 2013, the Company had the authority to repurchase an additional $152.3 of outstanding common shares pursuant to current authorizations.

The Company also repurchased 0.9 shares at an average price of $19.29 for aggregate proceeds of $17.7 subsequent to September 30, 2013 through November 6, 2013.
Dividends
During 2012 and 2013, the Company's Board of Directors approved, and the Company has paid, the following dividends per common share:

Announcement Date	Record Date	Dividend Amount	Payment Date
May 8, 2012	June 22, 2012	$0.05	July 6, 2012
July 26, 2012	September 21, 2012	$0.05	October 5, 2012
October 23, 2012	December 21, 2012	$0.05	January 4, 2013
February 7, 2013	March 22, 2013	$0.06	April 5, 2013
April 30, 2013	June 21, 2013	$0.06	July 5, 2013
July 30, 2013	September 20, 2013	$0.06	October 4, 2013
On November 6, 2013, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.06 per common share to be paid on January 10, 2014 to shareholders of record as of December 27, 2013.
The Board expects that future cash dividends will be paid on a quarterly basis. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on the Company's future earnings, cash flow, financial condition, financial covenants and other relevant factors.

(5) EMPLOYEE BENEFIT PLANS
The Company sponsors a frozen defined benefit pension plan, which includes both a qualified and non-qualified portion, for eligible employees (the Cash Balance Plan) in North America. The Company recorded a liability of $43.2 and $70.0 as of September 30, 2013 and December 31, 2012, respectively, for the Cash Balance Plan. In addition, the Company sponsors an unfunded defined benefit plan for certain eligible employees in the Philippines. The Company recorded a liability of $27.6 and $23.8 as of September 30, 2013 and December 31, 2012, respectively, for the Philippines plan. Components of pension cost for these plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest cost on projected benefit obligation	$2.6	$3.0	$8.8	$8.9
Service cost	1.9	1.8	5.7	5.3
Curtailment benefit	—	—	—	(0.2)
Expected return on plan assets	(2.2)	(2.9)	(8.0)	(8.8)
Amortization and deferrals, net	2.3	2.8	9.1	8.4
Settlement charge	4.4	—	11.9	—
Pension cost	$9.0	$4.7	$27.5	$13.6
During the three and nine months ended September 30, 2013, the Company recognized non-cash pension settlement charges of $4.4 and $11.9, respectively. The Company contributed $10.0 to fund the Cash Balance Plan during the first nine months of 2013. The Company recognized a 0.2 curtailment benefit during the nine months ended September 30, 2012 related to the impact of the sale of the Information Management business.
The Company also sponsors a non-qualified, unfunded executive deferred compensation plan and a supplemental, non-qualified, unfunded plan for certain senior officers. Components of pension cost for the unfunded executive pension plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest cost on projected benefit obligation	$0.1	$0.3	$0.3	$0.7
Service cost	—	(0.1)	—	—
Curtailment loss	—	0.3	—	0.1
Amortization and deferrals, net	—	—	0.2	(0.1)
Pension cost (benefit)	$0.1	$0.5	$0.5	$0.7
During the nine months ended September 30, 2013, the Company recognized a settlement loss of $0.2 related to the supplemental, non-qualified, unfunded plan and a settlement gain of $0.2 related to the unfunded executive compensation plan. Subsequent to recognition of the settlement loss related to the supplemental, non-qualified, unfunded plan, this plan has been fully settled. The Company recognized a $0.3 and $0.1 curtailment loss for the three and nine months ended September 30, 2012, respectively, due to the sale of the Information Management business and subsequent corporate restructuring initiatives.
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

(6) RESTRUCTURING
2013 Restructuring
During the three and nine months ended September 30, 2013, the Company recorded a severance charge of $4.3, impacting approximately 800 employees. These actions were initiated to continue the Company's efforts to refine its operating model and reduce costs. The severance charge is expected to be substantially paid in cash by June 30, 2014. The total remaining liability under this severance-related restructuring plan, which is included within Payables and other current liabilities on the Company's Consolidated Balance Sheets was $3.8 as of September 30, 2013.
2012 Restructuring
During 2012, the Company recorded restructuring charges of $11.6, consisting of $11.4 of severance-related charges and $0.2 of facility-related charges, as described below. The $11.4 of severance-related charges impacted approximately 100 professional employees and reflect the change in the Company's executive management team and realignment of Corporate overhead as a result of the sale of the Information Management business. These severance-related charges were fully paid in cash by September 30, 2013, pursuant to the Company's severance policies. As of December 31, 2012, the remaining liability under this severance-related restructuring plan, which was included within Payables and other current liabilities on the Company's Consolidated Balance Sheets was $5.2.
Facilities Restructuring
The Company's facilities restructuring reserves are equal to the estimated future costs associated with the facilities, net of proceeds from any probable future sublease agreements. The Company uses estimates, based on consultation with the Company’s real estate advisers, to determine the proceeds from any future sublease agreements. The Company continues to evaluate these estimates in assessing the facilities abandonment liability. The remaining liability for previously exited facilities, which is included within Payables and other current liabilities on the Company’s Consolidated Balance Sheets was $0.1 as of September 30, 2013 and $0.3 as of December 31, 2012.

(7) STOCK-BASED COMPENSATION PLANS
The Company’s operating results for the three and nine months ended September 30, 2013 included long-term incentive plan expense of $3.3 and $10.7, respectively, compared to $5.3 and $15.8, respectively, for the same period in 2012. Long-term incentive plan expense includes expense related to discontinued operations of $1.4 in 2012 prior to completion of the sale of the Information Management business. Long-term incentive plan expense includes: (a) incentive plan expense that is paid in cash based on relative shareholder return and (b) stock compensation expense. Stock compensation expense for the three and nine months ended September 30, 2013 was $3.3 and $10.7, respectively, compared to $5.6 and $16.2, respectively, for the same period in 2012.

Stock Options
A summary of stock option activity for the nine months ended September 30, 2013 is presented below:

Shares in Millions Except Per Share Amounts	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Fair Value at Date of Grant (per share)
Options outstanding at January 1, 2013	1.2	$12.91	6.6	$4.73
Options exercisable at January 1, 2013	0.3	$11.86	0.8	$3.99
Exercised	(0.3)	12.22
Forfeited	(0.1)	13.31
Options outstanding at September 30, 2013	0.8	$13.12	7.9	$3.74
Options exercisable at September 30, 2013	0.2	$13.16	7.3	$4.02
Stock compensation expense for the 2011 and 2012 stock option grants was $0.2 and $0.7, respectively, for the three and nine months ended September 30, 2013.
Restricted Stock Awards
During the nine months ended September 30, 2013 and 2012, the Company granted 1.1 shares and 1.5 shares, respectively, of restricted stock units. The weighted-average fair values of these grants were $16.35 and $12.97 per share, respectively. Included in these amounts were 0.4 shares and 0.6 shares, respectively, of performance-based restricted stock units granted at the fair value of $16.23 and $12.93 per share, respectively, equal to the Company’s share price at grant date, that vest upon the Company’s satisfaction of certain financial performance conditions.
The 2013 performance-based grants include 0.3 shares that provide for payout based upon the extent to which the Company achieves certain EPS targets, as determined by the Compensation and Benefits Committee of the Board of Directors, over a three-year period. Payout levels range from 50% to 200% of award shares earned. No payout can be earned if performance is below the minimum threshold level. As the targets for the second and third year have not yet been set, the key terms have not been effectively communicated to the recipients, and as such the expense related to these grants cannot be recognized until the key terms are established. These grants have been excluded from the table below. The remaining 0.1 of performance-based shares granted in 2013 vested immediately.
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
The total compensation cost related to non-vested time-based and performance-based restricted stock units not yet recognized as of September 30, 2013 was approximately $11.8 and $1.4, respectively, which is expected to be recognized over a weighted average of 1.0 years and 0.2 years, respectively. Changes to non-vested time-based and performance-based restricted stock and restricted stock units for the nine months ended September 30, 2013 were as follows:
Time-based Restricted Stock Units

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2012	1.6	$13.04
Granted	0.6	16.35
Vested	(0.7)	12.75
Forfeited	(0.1)	14.01
Non-vested at September 30, 2013	1.4	$14.62
Performance-based Restricted Stock Units

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2012	0.9	$12.69
Granted	0.1	16.34
Vested	(0.7)	13.22
Forfeited	—	—
Non-vested at September 30, 2013	0.3	$12.90

(8) DEBT AND CAPITAL LEASE OBLIGATIONS
Debt and capital lease obligations consist of the following:

	September 30, 2013	December 31, 2012
Revolving credit facilities	$—	$—
2029 Convertible Debentures	59.1	58.4
Capital Lease Obligations	2.0	2.2
Accounts Receivable Securitization	—	—
Total debt	61.1	60.6
Less current maturities	0.9	0.7
Long-term debt	$60.2	$59.9
On March 11, 2011, the Company entered into a $300.0 Four-Year Competitive Advance and Revolving Credit Facility Agreement (the 2011 Credit Facility), replacing the Company’s $400.0 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2006 Credit Facility), which was terminated at that time. Convergys has two borrowing options available under the 2011 Credit Facility: (i) a competitive advance option which will be provided on an uncommitted competitive advance basis through an auction mechanism and (ii) a revolving credit option which will be provided on a committed basis. Under each option, amounts borrowed and repaid may be re-borrowed subject to availability. Borrowings under the 2011 Credit Facility bear interest at one of the rates described in the 2011 Credit Facility. The maturity date of the 2011 Credit Facility is March 11, 2015 except that, upon the satisfaction of certain conditions, Convergys may extend the maturity date by one year, twice during the term. Convergys will pay an annual facility fee regardless of utilization. At September 30, 2013, the facility was undrawn. The Company was in compliance with all covenants at September 30, 2013.
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
The 2029 Convertible Debentures were initially convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares of the Company’s common stock per one thousand dollars in principal amount of Debentures. As of September 30, 2013, the implied conversion rate for the Convertible Debentures was $11.84 per share, or eighty-four and forty-six hundredths per one thousand in principal amount of debentures. Upon conversion, the Company will pay cash up to the aggregate principal amount of the converted 2029 Convertible Debentures and settle the remainder of the conversion value of the Debentures in cash or stock at the Company’s option. The conversion rate will be subject to adjustment for certain events outlined in the indenture governing the Debentures (the Indenture), including payment of dividends. The conversion rate will increase for a holder who elects to convert this Debenture in connection with certain share exchanges, mergers or consolidations involving the Company, as described in the Indenture. The 2029 Convertible Debentures, which pay a fixed rate of interest semi-annually, have a contingent interest component that will require the Company to pay interest based on the trading price of the Debentures exceeding a specified threshold at specified times, commencing on September 15, 2019, as outlined in the Indenture. The maximum amount of contingent interest that will accrue is 0.75% per annum of the average trading price of the Debentures during the periods specified in the Indenture. The fair value of this embedded derivative was not significant at September 30, 2013 or December 31, 2012.
During June 2011, the Company extended the terms of an asset securitization facility collateralized by accounts receivable of certain of the Company's subsidiaries, with a purchase limit of $150.0 expiring in June 2014. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. As of September 30, 2013 and December 31, 2012, the facility was undrawn.
At September 30, 2013, future minimum payments of the Company’s debt arrangements are as follows:

Remainder of 2013 and 2014	$1.1
2015	0.9
2016	—
2017	—
2018	—
Thereafter	125.0
Total	$127.0

(9) COMMITMENTS AND CONTINGENCIES
Commitments
At September 30, 2013, the Company had outstanding letters of credit of $38.6 and other bond obligations of $1.6 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material. The Company also has purchase commitments with telecommunications providers of $1.1 for the remainder of 2013.
At September 30, 2013, the Company had an outstanding performance bond obligation of $30.0 related to a performance and payment guarantee for the Company’s former HR Management line of business which was sold in 2010 to NorthgateArinso. Subsequent to completion of the sale of the HR Management business, the Company continues to be responsible for this bond obligation. As part of the gain on disposition, the Company recognized a liability equal to the present value of probability weighted cash flows of potential outcomes, a Level 3 fair value measurement. Although the buyer is obligated to indemnify the Company for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of September 30, 2013, the Company maintains a liability of $1.0 for these obligations. The Company's guarantee for this bond obligation expires in August 2016.
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
In November 2011, one of the Company's call center clients, Hyundai Motor America ("Hyundai"), tendered a contractual indemnity claim to Convergys Customer Management Group, Inc., a subsidiary of the Company, relating to a putative class action captioned Brandon Wheelock, individually and on behalf of a class and subclass of similarly situated individuals, v. Hyundai Motor America, Orange County Superior Court, California, Case No. 30-2011-00522293-CU-BT-CJC. The lawsuit alleges that Hyundai violated California's telephone recording laws by recording telephone calls with customer service representatives without providing a disclosure that the calls might be recorded. Plaintiff is seeking, among other things, an order certifying the suit as a California class action, statutory damages, payment of attorneys' fees and pre- and post-judgment interest. Convergys Customer Management Group, Inc. is not named as a defendant in the lawsuit. On March 5, 2012, the court sustained a demurrer filed by Hyundai to one of the Plaintiff's causes of action, but overruled the demurrer as the Plaintiff's other cause of action. On March 15, 2012, Plaintiff filed an amended complaint. Hyundai answered the amended complaint on April 16, 2012, by generally denying the allegations and asserting certain affirmative defenses. On May 7, 2012, Hyundai filed a motion for summary judgment based on Hyundai's claim that an exemption under the California recording laws was intended to exempt the type of recording done by Hyundai's call centers. On February 5, 2013, the court denied the motion. On July 2, 2013, the California Court of Appeal, Fourth Appellate District, denied Hyundai's appeal of the court’s ruling, and on September 18, 2013 the Supreme Court of the State of California denied Hyundai’s petition to grant review. Discovery had been stayed while the court’s ruling was under appellate review. At a status hearing on October 22, 2013 the court lifted the stay on discovery.
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
At September 30, 2013 and December 31, 2012, the Company had foreign currency forward contracts measured at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during the nine months ended September 30, 2013 and 2012. The assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$11.1	$—	$11.1	$—
Foreign currency forward contracts (liability position)	$44.2	$—	$44.2	$—

	December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$28.0	$—	$28.0	$—
Foreign currency forward contracts (liability position)	$9.6	$—	$9.6	$—

The Company also had investment securities held in a grantor trust for the benefit of participants of the executive deferred compensation plan measured at fair value at September 30, 2013 and December 31, 2012. The fair value of these instruments was measured using the quoted prices in active markets for identical assets (Level 1). There were no transfers between the three levels of the fair value hierarchy during the nine months ended September 30, 2013 and 2012. The assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$10.7	$10.7	$—	$—
Convergys common stock	2.0	2.0	—	—
Money market accounts	0.8	0.8	—	—
Total	$13.5	$13.5	$—	$—

	December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$13.3	$13.3	$—	$—
Convergys common stock	4.9	4.9	—	—
Money market accounts	1.3	1.3	—	—
Total	$19.5	$19.5	$—	$—
At September 30, 2013, the Company held time deposits with maturities greater than 90 days and less than 180 days measured at fair value. The valuation technique used to measure the fair value of the time deposits was based on observable market data. There were no transfers between the three levels of the fair value hierarchy during the nine months ended September 30, 2013 and 2012. The assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments:
Cash time deposits	$113.0	$—	$113.0	$—
Total	$113.0	$—	$113.0	$—

	December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments:
Cash time deposits	$64.3	$—	$64.3	$—
Total	$64.3	$—	$64.3	$—
Fair values of cash equivalents and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. The fair value of short-term debt approximates its recorded value because of its short-term nature. Based on quoted market prices at September 30, 2013, the fair value of the $125.0 of the Company’s 2029 Convertible Debentures is $223.7.

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
The Company serves many of its U.S.-based clients using contact center capacity in the Philippines, India, Canada and Colombia. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR), Canadian dollars (CAD) or Colombian pesos (COP), which represents a foreign exchange exposure. The Company also maintains a contract with a client priced in Australian dollars (AUD). The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward exchange contracts and options with several financial institutions to acquire a total of PHP 29,802.0 at a fixed price of $696.8 at various dates through December 2016, INR 11,663.0 at a fixed price of $196.5 at various dates through December 2016, CAD 28.3 at a fixed price of $27.3 at various dates through December 2015 and COP 26,400.0 at a fixed price of $13.8 at various dates through December 2014, and to sell a total of AUD 33.6 at a fixed price of $34.2 at various dates through September 2014. These instruments mature within the next 39 months and had a notional value of $968.6 at September 30, 2013 and $590.4 at December 31, 2012. The derivative instruments discussed above are designated and effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	September 30, 2013	December 31, 2012
Forward exchange contracts and options designated as hedging instruments:
Included within other current assets	$6.4	$16.4
Included within other non-current assets	1.3	11.6
Included within other current liabilities	21.6	6.0
Included within other long-term liabilities	22.6	3.5
The Company recorded a deferred tax benefit of $14.2 and a deferred tax expense of $7.1 related to these derivatives at September 30, 2013 and December 31, 2012, respectively. A total of $22.4 of deferred losses and $11.4 of deferred gains, net of tax, related to these cash flow hedges at September 30, 2013 and December 31, 2012, respectively, were included in accumulated other comprehensive loss (OCL). As of September 30, 2013, deferred losses of $15.3 ($9.4 net of tax), on derivative instruments included in accumulated OCL are expected to be reclassified into earnings during the next twelve months. The following table provides the effect of these derivative instruments on the Company’s Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012:

	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Three Months Ended September 30, 2013
Foreign exchange contracts	$(13.5)	$(3.7)	- Cost of providing services and products sold and Selling, general and administrative
Nine Months Ended September 30, 2013
Foreign exchange contracts	$(53.0)	$2.0	- Cost of providing services and products sold and Selling, general and administrative
Three Months Ended September 30, 2012
Foreign exchange contracts	$14.0	$4.3	- Cost of providing services and products sold and Selling, general and administrative
Nine Months Ended September 30, 2012
Foreign exchange contracts	$30.0	$10.0	- Cost of providing services and products sold and Selling, general and administrative
The amount recognized related to the ineffective portion of the derivative instruments was not material for the nine months ended September 30, 2013.
The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. The Company recorded a net gain of $4.5 and a net loss of $1.0 during the nine months ended September 30, 2013 and 2012, respectively, related to changes in fair value of these derivative instruments not designated as hedges. The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income, net in the accompanying Consolidated Statements of Income. The fair value of these derivative instruments not designated as hedges at September 30, 2013 was $3.4.
The aggregate fair value of all derivative instruments in a liability position on September 30, 2013 is $44.2.
Short Term Investments
In December 2011, the Company made investments in certain securities, included within short-term investments in the Consolidated Balance Sheets, which are held in a grantor trust for the benefit of participants of the executive deferred compensation plan, which was frozen during the fourth quarter of 2011. This investment was made in securities reflecting the hypothetical investment balances of plan participants. As of September 30, 2013, the Company maintained investment securities with a fair value of $13.5 classified as trading securities. The investment securities include exchange-traded mutual funds, common stock of the Company and money market accounts. These securities are carried at fair value, with gains and losses, both realized and unrealized, reported in other income (expense), net in the Consolidated Statements of Income. The cost of securities sold is based upon the specific identification method. Interest and dividends on securities classified as trading are included in other income (expense), net.
Additionally, during 2013 and 2012 the Company made investments in time deposits with maturities greater than 90 days and less than 180 days, included within short-term investments in the Consolidated Balance Sheets. As of September 30, 2013, the Company maintained short-term time deposits with a fair value of $113.0.

(12) INCOME TAXES
The liability for unrecognized tax benefits was $51.0 and $54.0 at September 30, 2013 and December 31, 2012, respectively, and is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. As of September 30, 2013, the total amount of unrecognized tax benefits that would affect income tax expense if recognized in the Consolidated Financial Statements is $42.8. This amount includes interest and penalties of $17.2. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between approximately $2 and $10 in the next twelve months; however, actual developments in this area could differ from those currently expected.

The effective tax rate on net income from continuing operations was 8.7% and 18.3% for the three months ended September 30, 2013 and 2012, respectively. The change in tax rate for the period ended September 30, 2013 is primarily due to a shift in the geographic mix of worldwide income and certain discrete items. The Company recognized tax expense of $1.7 on a pre-tax loss from continuing operations of $0.3 for the nine months ended September 30, 2012 compared to an effective tax rate of 14.5% for the nine months ended September 30, 2013. Prior year tax expense is primarily due to non-deductible goodwill impairment charge recognized in the second quarter of 2012.

(13) GOODWILL AND OTHER INTANGIBLE AND LONG-LIVED ASSETS
Acquisition of Datacom
On April 30, 2013, the Company acquired the business process outsourcing operations of New Zealand-based Datacom, including contact centers in Kuala Lumpur, Malaysia and Manila, Philippines. The purchase price of $20.0 AUD (approximately $20.0 USD) included $15.0 of cash paid at closing and assumptions of $5.3 of debt obligations which were immediately paid by the Company, as well as working capital adjustments that were finalized during the third quarter of 2013. In connection with the acquisition, the Company recognized $10.3 of goodwill and $7.0 of customer relationship intangible asset. The customer relationship intangible asset will be amortized over an estimated economic useful life of 8 years. The determination of the useful life is based upon consideration of market participant and transaction specific factors. The Company included various industry studies, historical acquisition experience, economic factors, future cash flows of the combined company and the relative stability of the acquired customer base. The acquired goodwill is not expected to be deductible for tax purposes. The intangible assets fall within Level 3 of the fair value hierarchy under U.S. GAAP.
Goodwill and Intangible Assets
Goodwill was $589.3 at September 30, 2013 compared to $577.7 at December 31, 2012. This increase was primarily due to the acquisition discussed above. Second quarter 2012 results of operations include a $46.0 goodwill impairment charge recorded within the asset impairment caption in the accompanying Consolidated Statements of Income. The Company tests goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Goodwill impairment testing is performed at the reporting unit level, one level below the business segment. The Company's three reporting units prior to the sale of Information Management were CM Live Agents, CM Customer Interaction Technology (CIT) and Information Management.
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
Intangible assets (including software and customer relationships) decreased to $32.8 at September 30, 2013 from $33.7 at December 31, 2012, primarily due to amortization, offset by the acquisition. As of September 30, 2013, the Company’s total identifiable intangible assets, acquired primarily through business combinations, consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$41.3	$(30.0)	$11.3
Trademarks	10.0	(10.0)	—
Customer relationships and other intangibles	126.2	(104.7)	21.5
Total	$177.5	$(144.7)	$32.8
The intangible assets are being amortized using the following amortizable lives: 5 to 8 years for software, 4 years for trademarks, and 7 to 12 years for customer relationships and other intangibles. The remaining weighted average depreciation period for software is 2.91. The remaining weighted average amortization period for trademarks, customer relationships and other intangibles is 6.57. Amortization of software is included within depreciation expense as the underlying assets are classified within property, plant and equipment.
Trademarks, customer relationships, and other intangibles amortization expense was $4.0 and $5.1 for the nine months ended September 30, 2013 and 2012, respectively, and is estimated to be approximately $5.3 for the year ended December 31, 2013. The related estimated expense for the five subsequent years ended December 31 is as follows:

2014	$4
2015	3
2016	3
2017	3
2018	3
Thereafter	5

Long-Lived Assets
The Company evaluates its property, plant and equipment when events or circumstances indicate a possible inability to recover their carrying amounts. During 2012, the Company committed to a plan to sell its Corporate office facilities in Cincinnati, Ohio. The facility met the "Held-for-Sale" criteria set forth in U.S. GAAP; the book value was adjusted to its fair value less costs to sell, resulting in an impairment charge of $42.6 ($27.0 after tax) recorded during the second quarter of 2012. During 2013, the Company committed to sell an additional facility in Dallas, Texas which also resulted in "Held-for-Sale" classification. During the three and nine months ended September 30, 2013 the Company recognized net impairment losses of $0.4 and $1.5, respectively, to adjust both facilities to fair value less costs to sell at the date of sale to a third-party buyer. The Company measured assets held-for-sale at the lower of net book value or fair value less cost to sell. Fair value and cost to sell estimates were based on corroborative market data, which is a Level 2 input of the fair value hierarchy under U.S. GAAP. The Company completed the sale of these facilities in July 2013 resulting in cash collections of $47.6.

(14) PAYABLES AND OTHER CURRENT LIABILITIES

	At September 30, 2013	At December 31, 2012
Accounts payable	$32.9	$50.6
Accrued income and other taxes	24.5	21.2
Accrued payroll-related expenses	104.2	85.6
Derivative liabilities	21.6	6.1
Accrued expenses	69.2	85.7
Deferred revenue and government grants	23.0	31.1
Restructuring and exit costs	3.8	5.5
	$279.2	$285.8

(15) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Currency	Derivative Financial Instruments	Pension Liability	Total
Balance at December 31, 2012	$36.4	$11.4	$(58.3)	$(10.5)
Other comprehensive (loss) income before reclassifications	(1.8)	0.8	—	(1.0)
Amounts reclassified from accumulated other comprehensive loss	—	(2.6)	—	(2.6)
Net current-period other comprehensive loss	(1.8)	(1.8)	—	(3.6)
Balance at March 31, 2013	34.6	9.6	(58.3)	(14.1)
Other comprehensive (loss) income before reclassifications	(1.4)	(25.0)	11.5	(14.9)
Settlement of pension obligation	—	—	4.8	4.8
Amounts reclassified from accumulated other comprehensive loss	—	(1.0)	—	(1.0)
Net current-period other comprehensive (loss) income	(1.4)	(26.0)	16.3	(11.1)
Balance at June 30, 2013	33.2	(16.4)	(42.0)	(25.2)
Other comprehensive (loss) income before reclassifications	0.7	(8.3)	4.4	(3.2)
Settlement of pension obligation	—	—	2.8	2.8
Amounts reclassified from accumulated other comprehensive income	—	2.3	—	2.3
Net current-period other comprehensive income (loss)	0.7	(6.0)	7.2	1.9
Balance at September 30, 2013	$33.9	$(22.4)	$(34.8)	$(23.3)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
(Loss) gain on derivative instruments	(3.7)	2.0	Cost of providing services and products sold and Selling, general and administrative
Tax benefit (expense)	1.4	(0.8)	Income tax expense
(Loss) gain on derivative instruments, net of tax	(2.3)	1.2	Net of tax

Settlement of pension obligation	(4.4)	(11.9)	Selling, general and administrative
Tax benefit	1.6	4.3	Income tax expense
Settlement of pension obligation, net of tax	(2.8)	(7.6)	Net of tax

Total reclassifications for the period	(5.1)	(6.4)

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
Operations and Structure
Prior to May 2012, we had two reportable segments, Customer Management and Information Management. In March 2012, we signed a definitive agreement to sell the Information Management line of business to NEC Corporation for $449.0 in cash. The sale closed in May 2012, for which we received $462.6 in cash, including working capital adjustments. As a result of the sale of the Information Management business, the operating results and assets and liabilities related to Information Management have been reflected as discontinued operations for all periods presented. The total gain on the sale of the Information Management business amounted to $99.8 pretax and $16.2 net of taxes, at December 31, 2012. During the three and nine months ended September 30, 2013, we recorded an additional gain of $5.7 and $2.0, respectively, net of tax, as certain contingencies and tax positions were settled or adjusted. Subsequent to the sale of Information Management, we maintained one reportable segment, reflecting the internal financial reporting structure and operating focus of our management team and chief operating decision maker.
On April 30, 2013, we acquired New Zealand-based Datacom's contact center operations with facilities in Kuala Lumpur, Malaysia and Manila, Philippines for $20.0 AUD (approximately $20.0 USD). The acquisition added 15 Asian languages to Convergys' language capabilities and approximately 1,000 employees, working in three Southeast Asia contact centers, to Convergys' global operations.
Convergys handles more than 4 billion customer contacts per year. We have approximately 82,000 employees in over 70 locations across the globe and in our work-at-home environment. We provide multilingual, multichannel customer care with global service delivery infrastructure that operates 24 hours a day, 365 days a year.
Agent-related revenues, which accounted for more than 91% of revenues for the nine months ended September 30, 2013, are typically recognized as the services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. Remaining revenues are derived from the sale of premise-based and hosted automated self-care and technology solutions and provision of professional services. Revenues from the sale of these solutions and provision of services are typically recognized as the services are provided over the duration of the contract using contractual rates.
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

RESULTS OF OPERATIONS

Revenues

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	Change	%	2013	2012	Change	%
Revenues:
Communications	$314.4	$312.4	$2.0	1	$908.3	$902.8	$5.5	1
Technology	52.2	42.0	10.2	24	144.4	126.4	18.0	14
Financial Services	43.0	50.2	(7.2)	(14)	134.6	155.3	(20.7)	(13)
Other	111.4	103.0	8.4	8	331.5	311.7	19.8	6
Total Revenues	$521.0	$507.6	$13.4	3	$1,518.8	$1,496.2	$22.6	2
Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012
Consolidated revenues for the third quarter of 2013 were $521.0, a 3% increase from $507.6 in the same period last year. Revenue related to the acquired Datacom operations contributed approximately 1% of the growth during the current quarter. Revenues from communications clients increased 1% from the third quarter 2012, reflecting volume increases and new programs with several existing clients, partially offset by volume declines with our largest client. Revenues from technology clients increased 24% from the third quarter of 2012, reflecting new programs with existing clients. Revenues from financial services clients decreased 14% from the third quarter of 2012, primarily reflecting program completion with one client. Other revenues, which are comprised of clients outside the Company's three largest industries, increased 8% from the third quarter of 2012. This increase is attributable to volume increases and new programs with existing clients.
Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012
Consolidated revenues for the first nine months of 2013 were $1,518.8, a 2% increase from $1,496.2 in the same period last year. Revenue related to the acquired Datacom operations contributed approximately 1% of the growth during the current period. Revenues from the communications clients increased 1% from the first nine months of 2012 reflecting volume increases and new programs with several existing clients, partially offset by volume declines with our largest client. Revenues from the technology clients increased 14% from the first nine months of 2012, primarily due to new programs with existing clients. Revenues from the financial services clients decreased 13% from the first nine months of 2012, primarily reflecting program completion with one client. Other revenues, which are comprised of clients outside of the Company's three largest industries, increased 6% from the first nine months of 2012 due to volume increases and new programs with existing clients.

Operating Costs and Expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	Change	%	2013	2012	Change	%
Operating Costs:
Cost of providing services and products sold	$341.0	$325.7	$15.3	5	$986.5	$959.9	$26.6	3
Selling, general and administrative	118.4	118.0	0.4	—	352.9	356.8	(3.9)	(1)
Research and development costs	2.0	2.3	(0.3)	(13)	6.3	8.7	(2.4)	(28)
Depreciation	22.2	19.7	2.5	13	64.3	60.5	3.8	6
Amortization	1.4	1.4	—	—	4.0	5.1	(1.1)	(22)
Restructuring	4.3	1.4	2.9	NM	5.4	9.0	(3.6)	(40)
Asset impairments and other	0.4	—	0.4	NM	1.5	88.6	(87.1)	NM
Total costs and expenses	$489.7	$468.5	$21.2	5	$1,420.9	$1,488.6	$(67.7)	(5)
Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012
Consolidated total operating costs and expenses for the third quarter of 2013 of $489.7 increased 5% from $468.5. Total operating costs and expenses for the three months ended 2013 include a $4.4 non-cash pension settlement charge, included within Selling, general and administrative costs. Based upon changes in the funded status of the Cash Balance Plan, the restriction that previously limited retirees to receive only 50% of their asset value through lump sum distributions was lifted. Therefore, in 2013, retirees are eligible to request remaining balances. As we exceeded the threshold of lump sum payments to recognize a settlement charge in the second and third quarters of 2013, an additional settlement charge may be recognized during the fourth quarter of 2013 as additional lump sum payments are made. Third quarter 2013 also includes $0.4 of asset impairment charges related to the Company's completion of its sale of two facilities.
As a percentage of revenues, the cost of providing services and products sold was 65.5% in the third quarter of 2013 compared to 64.2% in the prior year period, primarily as a result of the timing of certain program ramps. Selling, general and administrative expenses of $118.4 in the third quarter of 2013 increased $0.4 from the prior year period. As a percentage of revenues, selling, general, and administrative cost was 22.7% compared to 23.2% in the prior year. The decrease is primarily a result of lower stock-based compensation costs and continued efforts to control costs, partially offset by the $4.4 pension settlement charge. Research and development costs of $2.0 decreased $0.3 from the prior year due to reductions in headcount. Depreciation expense of $22.2 increased $2.5 from the prior year primarily due to capital expenditures during the current quarter as we expand our capacity. Amortization expense of $1.4 remained consistent period over period.
Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012
Consolidated total operating costs and expenses of $1,420.9 decreased 5% from the first nine months of 2012 costs of $1,488.6. Operating costs and expenses for the first nine months of 2013 include pension settlement charges totaling $11.9 and asset impairment charges of $1.5, both discussed above. Costs previously allocated to the Information Management segment that do not qualify for discontinued operations accounting treatment and reported as costs from continuing operations were $8.8 in the first nine months of 2012. During the first nine months of 2012, the Company also recognized $88.6 non-cash impairment charges, consisting of $46.0 for the impairment of goodwill in the CIT reporting unit, and $42.6 for the impairment of certain facilities within Corporate classified as held-for-sale. The first nine months of 2012 results also include corporate restructuring charges resulting from the sale of the Information Management business of $6.4 and pension and other post employment benefit plan curtailment benefit of $2.7 related to changes in the executive management team following the sale.
Costs of providing services and products sold during the first nine months of 2013 increased 3% to $986.5 from the first nine months of 2012. As a percentage of revenues, cost of providing services and products sold was 65.0% compared to 64.2% in the prior year period, primarily as a result of the timing of certain program ramps. Selling, general and administrative expenses of $352.9 in the first nine months of 2013 decreased 1% as compared to $356.8 in the prior year period. As a percentage of revenues, selling, general, and administrative cost was 23.2% compared to 23.8% in the prior year, reflecting cost reductions previously taken along with continued efforts to control costs, partially offset by the $11.9 pension settlement charges. Research and development costs of $6.3 decreased $2.4 from the prior year due to reductions in headcount. Depreciation expense of $64.3 increased $3.8 from the prior year, primarily due to capital expenditures during the current period as we expand our capacity. Amortization expense of $4.0 decreased $1.1 due to completion of the amortization of certain definite lived intangible assets.

Operating Income and Adjusted Operating Income (a non-GAAP measure)
In order to assess the underlying operational performance of the continuing operations of the business and to have a basis to compare underlying results to prior and future periods, we provide the non-GAAP measures, Adjusted Operating Income and Adjusted Operating Margin, in the table below. For the three and nine months ended September 30, 2013, Adjusted Operating Income and Adjusted Operating Margin exclude the following:

•
The non-cash pension settlement charge discussed above and in Note 5 of the Notes to Consolidated Financial Statements of $4.4 and $11.9 for the three and nine months ended September 30, 2013, respectively; and

•
The net impairment charge related to the adjustment of two facilities held for sale to their fair values less costs to sell discussed above and in Note 13 of the Notes to Consolidated Financial Statements of $0.4 and $1.5 for the three and nine months ended September 30, 2013, respectively.

For the three and nine months ended September 30, 2012, Adjusted Operating Income and Adjusted Operating Margin exclude the following:

•
Certain costs previously allocated to the Information Management business that are now included in continuing operations as discussed above and in more detail in Note 3 of the Notes to Consolidated Financial Statements ($8.8 for the nine months ended September 30, 2012);

•
Asset impairment charges of $88.6 including $46.0 for the impairment of goodwill of the CIT reporting unit and $42.6 for the impairment of facilities classified as held for sale as discussed in Note 13 of the Notes to Consolidated Financial Statement;

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	Change	%	2013	2012	Change	%
Operating Income (loss)	$31.3	$39.1	$(7.8)	(20)	$97.9	$7.6	$90.3	NM
Operating Margin	6.0%	7.7%			6.4%	0.5%

Net pension and other post-employment benefit plan charges	4.4	—			11.9	(2.7)
Asset impairments and other	0.4	—			1.5	88.6
Restructuring	—	—			—	6.4
Information Management costs not qualifying as Discontinued Operations	—	—			—	8.8
Adjusted Operating Income (a non-GAAP measure)	$36.1	$39.1	$(3.0)	(8)	$111.3	$108.7	$2.6	2
Adjusted Operating Margin	6.9%	7.7%			7.3%	7.3%
Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012
Consolidated operating income was $31.3 for the third quarter of 2013 compared to operating income of $39.1 in the prior year. Excluding the pension settlement charge and asset impairment charges consolidated operating income for the third quarter of 2013 was $36.1 compared to $39.1 in the same period in the prior year primarily due to the $4.3 severance charge in the current quarter.

Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012
Consolidated operating income was $97.9 for the first nine months of 2013 compared to operating income of $7.6 in the prior year period. Excluding the pension and other post-employment benefit plan charges, asset impairment charges, restructuring and Information Management-related costs, consolidated operating income for the first nine months of 2013 was $111.3 compared to $108.7 in the same period in the prior year primarily due to higher revenue and controlled costs, slightly offset by the $4.3 severance charge in the current period.

Non-Operating Items

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	Change	%	2013	2012	Change	%
Operating Income (loss)	$31.3	$39.1	$(7.8)	(20)	$97.9	$7.6	$90.3	NM
Other Income, net	2.5	0.8	1.7	NM	4.8	2.9	1.9	66
Interest Expense	(2.9)	(2.8)	(0.1)	4	(8.7)	(10.8)	2.1	(19)
Income (loss) before Income Taxes	$30.9	$37.1	$(6.2)	NM	$94.0	$(0.3)	$94.3	NM
Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012
Other income of $2.5 increased from $0.8 due to an increase in interest income along with a $1.0 gain related to the executive deferred compensation plan investments during the third quarter of 2013.
Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012
Other income of $4.8 increased from $2.9 primarily due to an increase in interest income for the nine months of 2013. Interest expense of $8.7 improved from $10.8 in the prior year reflecting a lower level of debt outstanding throughout the first nine months of 2013 as well as the incremental interest expense related to the Orlando facility in the first nine months of 2012.

Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	Change	%	2013	2012	Change	%
Income (loss) before Income Taxes	$30.9	$37.1	$(6.2)	(17)	$94.0	$(0.3)	$94.3	NM
Income Tax Expense	2.7	6.8	(4.1)	(60)	13.6	1.7	11.9	NM
Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012
Our effective tax rate on net income from continuing operations was 8.7% for the three months ended September 30, 2013 compared to an effective tax rate of 18.3% in the same period last year. The lower tax rate for the three months ended September 30, 2013 is primarily due to a shift in the geographic mix of worldwide income and certain discrete items recorded in the third quarter of 2013.
Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012
We recognized income tax expense of $1.7 on a net loss from continuing operations of $0.3 for the nine months ended September 30, 2012 compared to an effective tax rate of 14.5% for the nine months ended September 30, 2013. Prior year tax expense was primarily due to a non-deductible goodwill impairment charge recognized in the second quarter of 2012.

Net Income from Continuing Operations; Earnings per Diluted Share from Continuing Operations; Adjusted Net Income From Continuing Operations; and Adjusted Earnings per Diluted Share from Continuing Operations (non-GAAP measures)

We use income from continuing operations, net of tax and earnings per share data excluding the operating charges discussed above and the incremental interest charges related to the Orlando facility discussed above for the three and nine months ended September 30, 2013 and 2012, to assess the underlying operational performance of the continuing operations of the business for the year and to have a basis to compare underlying results to prior and future periods. Adjustments for these items are relevant in evaluating the overall performance of the business. Limitations associated with the use of these non-GAAP measures include that these measures do not include all of the amounts associated with our results as determined in accordance with GAAP. Management compensates for these limitations by using the non-GAAP measures, income from continuing operations, net of tax and diluted earnings per share excluding these items, and the GAAP measures, income from continuing operations, net of tax and diluted earnings per share, in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond those described above. These non-GAAP measures should be considered supplemental in nature and should not be construed as being more important than comparable GAAP measures.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	Change	%	2013	2012	Change	%
Income (loss) from Continuing Operations, net of tax	$28.2	$30.3	$(2.1)	(7)	$80.4	$(2.0)	$82.4	NM
Total operating charges from above, net of tax	3.1	—	3.1	NM	8.5	80.3	(71.8)	(89)
Orlando financing fees of $1.1, net of tax	—	—	$—	NM	—	0.7	$(0.7)	NM
Adjusted Income from Continuing Operations, net of tax (a non-GAAP measure)	$31.3	$30.3	$1.0	3	$88.9	$79.0	$9.9	13

Diluted Earnings Per Common Share:
Continuing Operations	$0.26	$0.26	$—	—	$0.74	$(0.02)	$0.76	NM
Impact of net charges above included in continuing operations, net of tax	0.03	—	0.03	NM	0.07	0.69	(0.62)	(90)
Adjusted diluted earnings per common share from continuing operations (a non-GAAP measure)	$0.29	$0.26	$0.03	12	$0.81	$0.67	$0.14	21

Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012
Third quarter 2013 income from continuing operations was $28.2 compared to $30.3 in the third quarter of 2012. Diluted income from continuing operations per share for the three months ended September 30, 2013 and 2012 was $0.26. Excluding the charges discussed above, diluted income from continuing operations for the third quarter of 2013 was $31.3, or $0.29 per share compared to $30.3, or $0.26 for the same period in the prior year.
Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012
For the first nine months of 2013 income from continuing operations was $80.4 compared to a loss from continuing operations of $2.0 in the prior year period. Diluted income from continuing operations per share for the nine months ended September 30, 2013 was $0.74 compared to a loss from continuing operations per share of $0.02 in the same period of the prior year. Excluding the charges discussed above, diluted income from continuing operations for the first nine months of 2013 was $88.9 or $0.81 per share compared to $79.0, or $0.67 for the same period in the prior year.

Results of Discontinued Operations, Results of Discontinued Operations per Diluted Share, Net Income and Net Income per Diluted Share

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	Change	%	2013	2012	Change	%
Income from Continuing Operations, net of tax	$28.2	$30.3	$(2.1)	(7)	$80.4	$(2.0)	$82.4	NM
Income (Loss) from Discontinued Operations, net of tax (benefit) expense of ($4.6) and ($1.1), for the three months ended September 30, 2013 and 2012, respectively and ($8.6) and $51.6 for the nine months ended September 30, 2013 and 2012, respectively	5.7	(2.4)	8.1	NM	2.0	70.6	(68.6)	(97)
Net Income	$33.9	$27.9	$6.0	22	$82.4	$68.6	$13.8	20

Diluted Earnings per Common Share:
Continuing Operations	$0.26	$0.26	$—	—	$0.74	$(0.02)	$0.76	NM
Discontinued Operations	0.05	(0.02)	0.07	NM	0.02	0.62	(0.60)	NM
Net Diluted Earnings per Common Share	$0.31	$0.24	$0.07	29	$0.76	$0.60	$0.16	27

Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012
Third quarter 2013 results from discontinued operations include an additional gain of $5.7, net of tax, related to the settlement or adjustment of certain tax positions associated with previously divested businesses. Diluted income from discontinued operations, net of tax, per share for the three months ended September 30, 2013 was $0.05. Earnings from discontinued operations were $2.4 in the third quarter 2012. These results reflect $3.5 of transaction costs incurred in connection with the sale of the Information Management business, net of $1.1 tax benefit. Diluted loss from discontinued operations, net of tax, per share for the three months ended September 30, 2012 was $0.02.
Including the results of discontinued operations third quarter 2013 net income and diluted earnings per share were $33.9 and $0.31, respectively, compared with $27.9 and $0.24, respectively, in the third quarter of 2012.
Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012
For the first nine months of 2013 results from discontinued operations include an additional gain of $2.0, net of tax, related to the settlement or adjustment of certain contingencies and tax positions associated with previously divested businesses. Diluted income from discontinued operations, net of tax, per share of the nine months ended September 30, 2013 was $0.02. Income from discontinued operations was $70.6 in the first nine months of 2012. Discontinued operations include the operating results of the Information Management business during the first nine months of the year, tax benefits associated with changes in uncertain tax positions related to other previously divested businesses and the gain on the sale of the Information Management business, inclusive of transaction costs. Diluted income from discontinued operations, net of tax, per share for the nine months ended September 30, 2012 was $0.62.

Including the results of discontinued operations net income and diluted earnings per share were $82.4 and $0.76, respectively for the first nine months of 2013, compared with $68.6 and $0.60, respectively, for the same period in 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from Continuing Operations, net of tax under U.S. GAAP	$28.2	$30.3	$80.4	$(2.0)
Depreciation and Amortization	23.6	21.1	68.3	65.6
Interest expense	2.9	2.8	8.7	10.8
Income tax expense	2.7	6.8	13.6	1.7
EBITDA (a non-GAAP measure)	57.4	61.0	171.0	76.1
Asset impairment charges	0.4	—	1.5	88.6
Restructuring	—	—	—	6.4
Information Management related costs not qualifying as Discontinued Operations	—	—	—	8.8
Net pension and other post employment benefit plan charges	4.4	—	11.9	(2.7)
Adjusted EBITDA (a non-GAAP measure)	$62.2	$61.0	$184.4	$177.2
Adjusted EBITDA Margin	11.9%	12.0%	12.1%	11.8%

RESTRUCTURING CHARGES
2013 Restructuring
During the three and nine months ended September 30, 2013, we recorded a severance charge of $4.3, impacting approximately 800 employees. These actions were initiated to continue the Company's efforts to refine its operating model and reduce costs. The severance charge is expected to be substantially paid in cash by June 30, 2014. The total remaining liability under this severance-related restructuring plan, which is included within Payables and other current liabilities on the Consolidated Balance Sheets was $3.8 as of September 30, 2013.
2012 Restructuring
During 2012, we recorded restructuring charges of $11.6, consisting of $11.4 of severance-related charges and $0.2 of facility-related charges, as described below. The $11.4 of severance-related charges impacted approximately 100 professional employees and reflect the change in the Company's executive management team and realignment of Corporate overhead as a result of the sale of the Information Management business. These severance-related charges were fully paid in cash by September 30, 2013, pursuant to the Company's severance policies. As of December 31, 2012, the remaining liability under this severance-related restructuring plan, which was included within Payables and other current liabilities on the Company's Consolidated Balance Sheets was $5.2.
Savings from Restructuring Plans
The 2013 and 2012 severance actions resulted in cost reductions in excess of $16 and $10, respectively, on an annualized basis. The impact of these benefits is spread across our operating expenses, primarily within the selling, general and administrative expense caption of our Consolidated Statements of Income. The severance actions also resulted in cash savings of approximately $16 and $10, respectively, on an annualized basis. The impact on liquidity was not material for either plan.

Facility Restructuring
Our facilities restructuring reserves are equal to the estimated future costs associated with the facilities, net of proceeds from any probable future sublease agreements. We use estimates, based on consultation with our real estate advisers, to determine the proceeds from any future sublease agreements. We continue to evaluate these estimates in assessing the facilities abandonment liability. The remaining liability for previously exited facilities, which is included within Payables and other current liabilities on the Company’s Consolidated Balance Sheets was $0.1 as of September 30, 2013 and $0.3 as of December 31, 2012.

CLIENT CONCENTRATION
During the first nine months of 2013, our three largest clients accounted for 46.0% of our revenues, compared to 48.4% in the same period of 2012. Our largest client, AT&T, accounted for 20.9% of revenues in the first nine months of 2013 as compared to 23.6% of revenue in the same period in the prior year. Comcast Corporation and DIRECTV, our second and third largest clients, comprised 12.7% and 12.3%, respectively, of revenues in the first nine months of 2013, as compared to 12.4% and 12.4%, respectively, of revenues in the same period in the prior year. Volumes under certain of our long-term arrangements are earned under multiple contracts with these clients and are subject to variation based on, among other things, general economic conditions, client outsourcing trends and seasonal patterns in our clients' businesses.

BUSINESS OUTLOOK
Convergys continues to expect revenue growth and profit improvement in 2013. Convergys expectations for the full year are now:
•Revenue to approximate $2,045 million, revised from prior guidance to exceed $2,055 million;
•Adjusted EBITDA to exceed $248 million, unchanged from prior guidance;
•Effective tax rate on adjusted income from continuing operations to approximate 19 percent, lowered from prior guidance to approximate 22 percent;
•Diluted shares outstanding to approximate 108 million, reduced from prior guidance of 109 million shares;
•Adjusted Earnings per Diluted Common Share to approximate $1.10, improving from prior guidance to exceed $1.05.
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
Cash flows from operating activities generally provide us with a significant source of funding for our investing and financing activities. Cash flows from operating activities totaled $149.3 in the first nine months of 2013 compared to $106.2 in the same period last year, which included $8.1 of cash flows provided by discontinued operations. The increase in the current year was primarily a result of approximately $15.0 of cash payments made in 2012 to reduce long-term liabilities, and approximately $25.0 of tax payments made in 2012 related to prior year internal restructurings, partially offset by current period increases in working capital requirements.
Cash flows used in investing activities were $60.4 during the first nine months of 2013, which included $43.2 of capital expenditures, $16.4 used for acquisitions and $120.5 of purchases of short-term investments, partially offset by $47.6 of proceeds from the disposition of assets and $71.8 in proceeds from the maturity of short-term investments. Cash flows provided by investing activities were $355.0 during the first nine months of 2012, which included $433.1 from discontinued operations related to the sale of the Information Management business and $6.5 in proceeds from the maturity of short-term investments, partially offset by $65.6 of capital expenditures and $19.0 of purchases of short-term investments.
Cash flows used in financing activities were $117.7 during the first nine months of 2013 compared to $185.7 during the first nine months of 2012. During the first nine months of 2013, we settled in cash the repurchase of 5.8 of the Company's common shares for $100.2, including $3.6 of shares repurchased but not settled prior to December 31, 2012, and excluding $3.5 of shares repurchased in the third quarter that had not settled as of September 30, 2013. We also paid $17.7 in cash dividends. These outflows were partially offset by $2.8 received from the exercise of stock options and $2.2 of excess tax benefits associated with share-

based payments. During the first nine months of 2012, we repaid $66.4 on our outstanding borrowings and repurchased 8.3 of the Company's common shares for $120.3. These outflows were partially offset by $6.8 we received from exercise of stock options in the first nine months of 2012.
We use free cash flow, a non-GAAP measure, to assess the financial performance of the Company. We define free cash flow as cash flows from operating activities less capital expenditures. A reconciliation of the GAAP measure, net cash provided by operating activities, to the non-GAAP measure, free cash flow, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net cash provided by operating activities under U.S. GAAP	$76.6	$54.6	$149.3	$106.2
Capital expenditures (1)	(16.9)	(24.8)	(43.2)	(71.8)
Free cash flow (a non-GAAP measure)	$59.7	$29.8	$106.1	$34.4

(1)	Includes $6.2 of capital expenditures related to the Information Management business for the nine months ended September 30, 2012.
Free cash flow, as defined above, was $106.1 for the first nine months of 2013, compared to $34.4 for the same period in 2012. The increase in free cash flow of $71.7 from the prior year was due to higher cash generated from operating activities and decreased capital expenditures during the first nine months of 2013 as presented in the table above.
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
Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments
At September 30, 2013, total capitalization was $1,391.7, consisting of $61.1 of short-term and long-term debt and $1,330.6 of equity. The total debt-to-capital ratio was 4.4% at September 30, 2013, compared to 4.2% at December 31, 2012.
On March 11, 2011, we entered into a $300 Four-Year Competitive Advance and Revolving Credit Facility Agreement (the 2011 Credit Facility), replacing our $400 Five-Year Competitive Advance and Revolving Credit Facility Agreement (the 2006 Credit Facility), which was terminated at that time. We have two borrowing options available under the 2011 Credit Facility: (i) a competitive advance option which will be provided on an uncommitted competitive advance basis through an auction mechanism and (ii) a revolving credit option which will be provided on a committed basis. Under each option, amounts borrowed and repaid may be re-borrowed subject to availability. Borrowings under the 2011 Credit Facility bear interest at one of the rates described in the 2011 Credit Facility. The maturity date of the 2011 Credit Facility is March 11, 2015 except that, upon the satisfaction of certain conditions, we may extend the maturity date by one year twice during the term. We pay an annual facility fee regardless of utilization. At September 30, 2013 the facility was undrawn. We were in compliance with all covenants at September 30, 2013.
In the fourth quarter of 2009, the Company announced an offer to exchange one-thousand twenty dollars in principal amount of its 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) for each one-thousand dollars in principal amount of its 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009. We issued a total of $125.0 aggregate principal amount of the 2029 Convertible Debentures in exchange for $122.5 of the 4.875% Senior Notes. The entire balance of the 2029 Convertible Debentures was outstanding as of September 30, 2013 and December 31, 2012.
During June 2011, the Company extended the terms of an asset securitization facility collateralized by accounts receivable of certain of the Company's subsidiaries, with a purchase limit of $150.0 expiring in June 2014. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary. The asset securitization facility does not qualify for sale treatment under the authoritative guidance for the accounting for transfers and servicing of financial assets and extinguishments of liabilities. Accordingly, the accounts receivable and related debt obligation will remain on our Consolidated Balance Sheets. At September 30, 2013 and December 31, 2012, the facility was undrawn.

We repurchased 2.1 and 5.8 of our common shares during the three and nine months ended September 30, 2013 at an average price of $18.76 and $17.36 per share for a total of $39.4 and $100.0. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity. In February 2013, our Board of Directors approved an increase in remaining authorized share repurchases to $250.0 in the aggregate. At September 30, 2013, the Company has the authority to repurchase an additional $152.3 pursuant to current authorizations.
At September 30, 2013, we had outstanding letters of credit of $38.6 and other bond obligations of $1.6 related to performance and payment guarantees. We believe that any guarantee obligation that may arise will not be material. We also have purchase commitments with telecommunications providers of $1.1 for the remainder of 2013.
At September 30, 2013, we had outstanding performance bond obligations of $30.0 related to performance and payment guarantees for the Company’s former HR Management line of business. Subsequent to completion of the sale of the HR Management business, the Company continues to be responsible for these bond obligations. As part of the gain on disposition we recognized a liability equal to the present value of probability weighted cash flows of potential outcomes. Although the buyer is obligated to indemnify us for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of September 30, 2013 we maintain a liability of $1.0 for these obligations. The Company's guarantee for this bond obligation expires in August 2016.
It is reasonably possible that our unrecognized tax benefits of $51.0 will decrease between approximately $2 and $10 in the next twelve months based upon the resolution of audits; however, actual developments in this area could differ from those currently expected.
During 2012 and 2013, the Company's Board of Directors approved, and the Company has paid, the following dividends per common share:

Announcement Date	Record Date	Dividend Amount	Payment Date
May 8, 2012	June 22, 2012	$0.05	July 6, 2012
July 26, 2012	September 21, 2012	$0.05	October 5, 2012
October 23, 2012	December 21, 2012	$0.05	January 4, 2013
February 7, 2013	March 22, 2013	$0.06	April 5, 2013
April 30, 2013	June 21, 2013	$0.06	July 5, 2013
July 30, 2013	September 20, 2013	$0.06	October 4, 2013
On November 6, 2013, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.06 per common share to be paid on January 10, 2014 to shareholders of record as of December 27, 2013.
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
Interest Rate Risk
At September 30, 2013, all of the Company's debt instruments were fixed rate borrowings with an outstanding amount of $61.1. We had no variable rate borrowings at September 30, 2013.
Foreign Currency Exchange Rate Risk
We serve many of our U.S.-based clients using contact center capacity in the Philippines, India, Canada and Colombia. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR), Canadian dollars (CAD) or Colombian pesos (COP), which represents a foreign exchange exposure. Beginning in 2011, we entered into a client contract priced in Australian dollars (AUD). As of September 30, 2013, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward contracts with several financial institutions to acquire a total of PHP 29,802.0 at a fixed price of $696.8 at various dates through December 2016, INR 11,663.0 at a fixed price of $196.5 at various dates through December 2016, CAD 28.3 at a fixed price of $27.3 at various dates through December 2015 and COP 26,400.0 at a fixed price of $13.8 at various dates through December 2014, and to sell a total of AUD 33.6 at a fixed price of $34.2 at various dates through September 2014. The fair value of these derivative instruments as of September 30, 2013 is presented in Note 11 of the Notes to Consolidated Financial Statements. The potential loss in fair value at September 30, 2013 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $90.0. This loss would be mitigated by corresponding gains on the underlying exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of September 30, 2013, the fair value of these derivatives not designated as hedges was $3.4.
Critical Accounting Policies and Estimates
See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report for the year ended December 31, 2012 on Form 10-K for a discussion of our critical accounting policies and estimates.
There have been no material changes to our critical accounting policies and estimates in 2013.

ITEM 4.     CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with the Company’s General Counsel, Chief Accounting Officer and other key employees, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the quarter ended September 30, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the third quarter of 2013 or from September 30, 2013 through the date of filing of this report. We repurchased 2.1 shares of our common stock for $39.4 during the three months ended September 30, 2013, as summarized in the following table:

	Shares Repurchased	Average price per share
January 2013	14,000	$16.53
February 2013	1,265,171	16.51
March 2013	847,474	16.85
April 2013	1,487,158	16.40
May 2013	34,309	17.04
June 2013	16,152	18.11
July 2013	4,675	19.12
August 2013	773,386	19.27
September 2013	1,321,223	18.46
Total	5,763,548	$17.36
At September 30, 2013, the Company remained authorized to repurchase up to an incremental $152.3 of outstanding shares. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity.

ITEM 5.     OTHER INFORMATION

On November 4, 2013, following a request by Christine Timmins Barry, the Company’s Senior Vice President of Global Operations, to transition out of her executive officer role to a non-executive officer role with the Company, the Company’s Board of Directors authorized a search for a replacement. Ms. Timmins Barry indicated that she would remain in her current role and retain her responsibilities through a transition period to assist the Company with an orderly succession process.

ITEM 6.     EXHIBITS

(a)	Exhibits.
The following are filed as Exhibits to Part II of this Form 10-Q:

Exhibit Number
3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3.1 to Form 10-Q filed on May 5, 2010.)

3.2	Amended and Restated Code of Regulations of the Company. (Incorporated by reference from Exhibit 3.1 to Form 8-K filed on May 2, 2011.)

10.1	Amendment to Convergys Corporation Executive Deferred Compensation Plan.

10.2
Amendment No. 2 dated as of May 21, 2013, to the Four-Year Competitive Advance and Revolving Credit Facility Agreement dated as of March 11, 2011, among Convergys Corporate, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on July 30, 2013.)

10.3	2013 Form of Time-Based Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on April 30, 2013.)

10.4	2013 Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on April 30, 2013.)

10.5	Convergys Corporation Amended and Restated Long-Term Incentive Plan, effective January 31, 2013 (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on April 30, 2013.)

10.6	Transition Letter, dated April 26, 2013, between the Company and Jeffrey H. Fox (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 26, 2013.)

21	Subsidiaries of the Company.

31.1	Rule 13a - 14(a) Certification by Chief Executive Officer.

31.2	Rule 13a - 14(a) Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 6, 2013, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements.

ITEMS 3 and 4 Are Not Applicable and Have Been Omitted

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation

Date:	November 6, 2013	/s/ Andre S. Valentine
Andre S. Valentine
Chief Financial Officer