Form 10-K
period 2013-12-31
CONVERGYS CORP
filed 2014-02-28
CIK 1062047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
________________________________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2013
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
Yes           No   X
The aggregate market value of the voting shares held by non-affiliates of the registrant was $1,808,245,231, computed by reference to the closing sale price of the stock on the New York Stock Exchange on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.
At January 31, 2014, there were 100,777,834 common shares outstanding, excluding amounts held in treasury of 88,166,404.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Shareholders to be held on April 24, 2014 are incorporated by reference into Part III of this report.

Convergys Corporation 2013 Annual Report 1

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

Convergys was formed as an Ohio corporation in 1998. The Company maintains an internet website at www.convergys.com. Information about the Company is available on the website, free of charge, including the annual report filed on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The Company’s website and the information contained therein are not considered as being incorporated into this Annual Report. You may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F Street NE, Washington, DC 20549. The public may obtain information about the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC's website is www.sec.gov.

The Company has a Code of Business Conduct that applies to all employees as well as our Board of Directors; a Financial Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and certain other management and senior employees; and Governance Principles for our Board of Directors.

The Code of Business Conduct, Financial Code of Ethics and Governance Principles, as well as the charters for the Audit Committee, Finance Committee, Compensation and Benefits Committee and Governance and Nominating Committee of our Board of Directors, are posted on our website at www.convergys.com. The Company will post on our website any amendments to, or waivers of, the

Convergys Corporation 2013 Annual Report 2

Code of Business Conduct and Financial Code of Ethics. Copies of these documents also will be provided free of charge upon written request directed to Investor Relations, Convergys Corporation, 201 East Fourth Street, Cincinnati, Ohio 45202.

OUR BUSINESS

Convergys is a global leader in customer management. Our talented and dedicated team serves leading brands in industries such as communications, retail, healthcare, technology, financial services, and government. Convergys is passionate about delivering world class customer service each and every day. We understand that our clients have individual business needs and that customer service in an increasingly multi-channel environment can be complicated.

Convergys handles more than 4 billion customer contacts per year. We have approximately 84,000 employees in over 75 locations across the globe and in our work-at-home environment. We provide multilingual, multichannel customer care with a global service delivery infrastructure. Our clients benefit from our worldwide workforce located in various parts of the world, including the United States, Canada, the Philippines, Malaysia, India, Costa Rica, Colombia and the U.K. During 2013, Convergys acquired New Zealand based Datacom's contact center operations with facilities in Kuala Lumpur, Malaysia and Manila, Philippines. The acquisition added 15 Asian languages to Convergys' language capabilities and approximately 1,000 employees, working in three Southeast Asia contact centers.

Our 30+ years of experience and unique mix of agents, analytics and technology allow us to expertly guide our clients as they balance their priorities to grow revenue, improve customer satisfaction, and reduce costs. Our agents provide a full range of contact center services delivered via phone, email and chat. We provide solutions across the customer lifecycle, including:

•	Customer Service

•	Customer Retention

•	Technical Support

•	Business-to-Consumer Sales

•	Complex Device Support

•	Business-to-Business Sales and Account Management

•	Back Office

•	Collections

•	Quality Assurance

•	Direct Response

Our innovative contact center technology solutions include:

•	Multichannel Interaction Solutions (Intelligent Self-Service, Voice, Chat, Email, and Knowledge Management)

•	Cross-Channel Integration Framework

•	Real-Time Decisioning Engine

•	Intelligent Notifications

•	Campaign Management

•	Personalized Care

•	Personalized Selling

•	Agent Productivity

•	Retention

•	Credits

More than 400 professionals deliver data-driven insights to improve the customer experience through analytics and consulting solutions, including:

•	Post-Contact Surveys

•	Relational Loyalty Research

•	Segmentation and Profiling

•	Repeat Call Analysis

•	Agent Path Analysis

•	Customer Interaction Assessment

•	Chat Optimization

•	Integrated Contact Center Analytics

Convergys Corporation 2013 Annual Report 3

The geographic information included in Item 8, Note 17 of the Notes to Consolidated Financial Statements, is incorporated by reference in partial response to this Item 1.

STRATEGY

Convergys' strategy is to build on its leading position in a large global market by investing in what matters most to its clients and leveraging its strong financial position to drive sustainable growth and value creation.
Build on a Leading Market Position to Grow With Loyal and Expanding Client Base
Convergys is a leader in the large, global customer management business process outsourcing (BPO) market. The Company's primary focus is on growth with U.S. multinational corporations in the communications, financial services, technology and other vertical markets. The U.S. market is the largest customer management market and continues to project growth. As a leader in the U.S. market, Convergys will continue to compete for additional market share by expanding with existing clients and further penetrating under-served verticals through pursuit of new logos.
Capitalize on Industry Trends by Investing in Quality, Capability and Clients
Several trends play to Convergys' strengths, including increasing call complexity, full life-cycle services, vendor consolidation and off-shore delivery. To capitalize on these trends, the Company invests in a combination of global quality delivery, comprehensive solutions and close client engagement.
Increasing Call Complexity
The nature of customer calls is becoming increasingly complex. As technology becomes more complicated, customer calls to troubleshoot this technology also become increasingly complicated. Convergys invests in its global operating model to ensure the right talent is trained and supported by the right tools to handle these complex calls in a quality manner, at scale, regardless of location.
Full Life-Cycle Services
Client strategies for customer service change rapidly. Increasingly clients want to work with partners that offer a breadth and depth of capabilities and the flexibility to make rapid adjustments to the services they provide to their customers. To meet these changing client needs, Convergys invests in comprehensive solutions consisting of services, technology and analytics that support the full life-cycle of contact types including customer acquisition, service, sales, retention and collections.
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
Off-shore Delivery
Clients demand contact center services from multiple geographies. Convergys invests in global capacity to provide the right services in the right geographies to drive the quality delivery and value our clients demand.
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

CLIENTS

Convergys Corporation 2013 Annual Report 4

We derive significant revenues from AT&T Inc. (AT&T), our largest client. Revenues from AT&T were 20.9%, 23.1% and 23.4% of our consolidated revenues for 2013, 2012 and 2011, respectively. We also derive significant revenues from the DIRECTV Group, Inc. (DIRECTV) and Comcast Corporation (Comcast). Revenues from DIRECTV were 12.5%, 12.3% and 11.8% of our consolidated revenues for 2013, 2012 and 2011, respectively, while revenues from Comcast were 12.4%, 12.4% and 12.0%, respectively, for the same periods.

We focus on developing long-term, strategic relationships with large companies in customer-intensive industries. We focus on these types of clients because of the complexity of services required, the anticipated growth of their market segments and their increasing need for more cost-effective customer management services.

OPERATIONS

We operate over 75 contact centers averaging approximately 70,000 square feet per center. We have approximately 49,000 production workstations and provide service 24 hours a day, 365 days a year. Under our global operating model, our contact centers are located in various parts of the world including the United States, the Philippines, India, Costa Rica, Colombia, Canada and the U.K. New contact centers are established to accommodate anticipated growth in business or in response to a specific customer need.

Our contact centers employ a broad range of technology including digital switching, intelligent call routing and tracking, proprietary workforce management systems, case management tools, proprietary software systems, computer telephony integration, interactive voice response, advanced speech recognition, web-based tools and relational database management systems. This technology enables us to improve our call, web and e-mail handling and personnel scheduling, thereby increasing our efficiency and enhancing the quality of the services we deliver to our clients and their customers. With this technology, we are able to respond to changes in client call volumes and move call volume traffic based on agent availability. Additionally, we use this technology to collect information concerning the contacts, including number, response time, duration and results of the contact. This information is reported to the client on a periodic basis for purposes of monitoring quality of service and accuracy of the related billing.

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

We own 155 patents which protect our technology and business methods that we use both to manage our internal systems and processes effectively and give us competitive advantages in developing innovative technologies to provide customer management services to our clients. The first of these patents was issued in September 1995, while the most recent patent was granted January 28, 2014. These patents generally have a life of 20 years. Additional applications for U.S. patents currently are pending.

Our name and logo are protected by their historic use and by trademarks and service marks that are registered or pending in the U.S. Patent and Trademark Office and under the laws of more than 50 foreign countries.

Convergys Corporation 2013 Annual Report 5

EMPLOYEES

As of December 31, 2013, we employed approximately 84,000 employees in over 75 locations across the globe and in our work-at-home environment. Our clients benefit from our worldwide workforce located in the United States, Canada, the Philippines, Malaysia, India, Costa Rica, Colombia and the U.K.
COMPETITION

The market in which we operate is competitive. Our competitors include other customer management companies, such as SITEL Corp., Sykes Enterprises Inc., Teleperformance, TeleTech Holdings Inc., and West Corporation. In addition, niche providers or new entrants can enter the market by developing new systems or services that could impact our business.

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

Our revenues depend on the success of our clients. If our clients or their specific programs are not successful, the amount of business that they outsource may be diminished. There can be no assurance that the level of revenues generated by such contracts will meet expectations. A reduction in the amount of business we receive from our clients could result in stranded capacity and costs. In addition, we may face pricing pressure from clients, which could negatively affect our operating results.

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

Our three largest clients, as discussed under the section above titled “Clients,” collectively represented 45.8% of our revenues for 2013. While we typically have multiple work orders and/or contracts with our largest customers which would not all terminate at the same time, the loss of one or more of the larger work orders or contracts with one of our largest clients could adversely affect our business, results of operations and financial condition if the lost revenues were not replaced with profitable revenues from that client or other clients.

Our business is substantially dependent on the condition of the global communications industry.

Approximately 60% of our revenue in 2013 was received from customers operating in the global communications industry. The global communications industry in the past has experienced significant fluctuations in growth rates and capital investment, and it is impossible to predict its future performance. Our revenues and earnings could be adversely affected by general weakness or a slowdown in the communications industry.

Our failure to successfully acquire and integrate businesses could cause our business to suffer.

We have made, and in the future may make, acquisitions of or investments in companies, technologies or products in existing, related or new markets. Business combinations, acquisitions and investments involve numerous risks that vary depending on their scale and nature, including risks associated with:

•	diversion of management's attention from other operational matters;

•	the failure of acquired businesses to meet or exceed expected returns;

Convergys Corporation 2013 Annual Report 6

•	ineffective integration of operations, systems, technologies, or employees, which can affect the ability to realize anticipated synergies or other benefits;

•	failure to attract, retain and motivate key employees;

•	the potential impact of the announcement or consummation of a proposed transaction on relationships with third parties;

•	potential changes in our credit rating, which could adversely impact the Company's access to and cost of capital;

•	reductions in cash balances and/or increase in debt obligations to finance activities associated with a transaction, which reduce the availability of cash flow for general corporate or other purposes;

•
exposure to new operational risks, rules, regulations, worker expectations, customs and practices to the extent acquired businesses are located in regions where we have not historically conducted business;

•	challenges associated with managing new, more diverse and more widespread operations, projects and people, and providing services to new industries;

•	inadequacy or ineffectiveness of an acquired company's internal financial controls, disclosure controls and procedures, anti-corruption, human resource, or other policies or practices;

•	unknown, underestimated and/or undisclosed commitments or liabilities; and

•	inappropriate scale of acquired entities' critical resources or facilities for business needs.

The occurrence of any of these risk could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or several concurrent acquisitions.

We process, transmit and store personally identifiable information and unauthorized access to or the unintended release of this information could result in a claim for damage or loss of business and create unfavorable publicity.

We process, transmit and store personally identifiable information, both in our role as a service provider and as an employer. This information may include social security numbers, financial and health information, as well as other personal information. As a result, we are subject to certain contractual terms, as well as federal, state and foreign laws and regulations, designed to protect personally identifiable information. While we take measures to protect the security and privacy of this information and to prevent unauthorized access, it is possible that our security controls over personal data and other practices we follow may not prevent the improper access to or disclosure of personally identifiable information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or customer data, whether through system failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for clients, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, business, results of operations and financial condition.

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

Convergys Corporation 2013 Annual Report 7

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

Our business serves an increasing number of its U.S.-based clients using contact center capacity in the Philippines, India, Latin America and Canada. More than half of our approximately 84,000 employees are located outside the United States. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred by Convergys to render services under these contracts is denominated in Philippine pesos, Indian rupees, Canadian dollars or Colombian pesos, which represents a foreign exchange exposure to the Company. We enter into forward exchange contracts and options to limit potential foreign currency exposure. If the U.S. dollar weakens the operating expenses of these contact centers, translated into U.S. dollars, increase. It is intended that the increase in operating expenses will be partially offset by gains realized through the settlement of the hedged instruments. As the derivative instruments that limit our potential foreign currency exposures are entered into over a period of several years, the overall impact to earnings will be determined by both the timing of the derivative instruments and the movement of the U.S. dollar. In addition to the impact on our operating expenses that support dollar-denominated contracts, changes in foreign currency impact the results of our international business units that are located outside of North America.

The cash we hold may be subject to counterparty credit risk and we may not be able to repatriate to the U.S. cash held in foreign accounts without paying taxes.

While we continuously monitor the creditworthiness of the institutions holding our cash, the recent global economic and credit crisis has weakened the creditworthiness of many financial institutions. If one or more of the institutions holding our cash were to experience cash flow problems or were to become subject to insolvency proceedings, we may not be able to recover some or all of our deposited cash. As of December 31, 2013, approximately 40% of our cash and short term investments balance of $663.7 million was held in accounts outside of the United States, most of which would be subject to additional taxes if repatriated to the United States.

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

Convergys Corporation 2013 Annual Report 8

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

Convergys Corporation 2013 Annual Report 9

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

Our ability to profit from the global trend toward outsourcing depends largely on how effectively we manage our contact center capacity. In order to create the additional capacity necessary to accommodate new or expanded outsourcing projects, we may need to open new contact centers. The opening or expansion of a contact center may result, at least in the short-term, in idle capacity until we fully implement the new or expanded program. The usage of home agents could help mitigate this risk. We periodically assess the expected long-term capacity utilization of our contact centers. As a result, we may, if deemed necessary, consolidate, close or partially close under-performing contact centers to maintain or improve targeted utilization and margins. There can be no guarantee that we will be able to achieve or maintain optimal utilization of our contact center capacity.

We also may experience short-term and/or longer-term fluctuations in client demand for services performed in one or more of our contact centers. Short-term downward fluctuations may result in less than optimal site utilization for a period of time. Longer-term downward fluctuations may result in site closures. As a result, we may not achieve or maintain targeted site utilization levels, or site utilization levels may decrease over certain periods, and our profitability may suffer as a result.

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

As described in Note 6 of the Notes to Consolidated Financial Statements, we test goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicates the carrying value of goodwill may no longer be recoverable. There can be no assurances that we will not incur impairment charges in the future, particularly in the event of a prolonged economic slowdown.

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

Convergys Corporation 2013 Annual Report 10

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

We employ approximately 84,000 employees worldwide. At times, we have experienced difficulties in hiring personnel with the desired levels of training or experience. Additionally, in regard to the labor-intensive business of the Company, quality service depends on our ability to retain employees and control personnel turnover. Any increase in the employee turnover rate could increase recruiting and training costs and could decrease operating effectiveness and productivity. We may not be able to continue to hire, train and retain a sufficient number of qualified personnel to adequately staff new client projects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Convergys Corporation 2013 Annual Report 11

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 201 East Fourth Street, Cincinnati, Ohio 45202, and the telephone number at that address is (513) 723-7000. We own office facilities in Jacksonville, Florida, Pueblo, Colorado, Ogden, Utah and Orlando, Florida.

We lease space for our corporate headquarters, offices, data centers and contact centers. Domestic facilities are located in Arizona, Colorado, Florida, Georgia, Idaho, Kansas, Kentucky, Louisiana, Missouri, Nebraska, New Mexico, North Carolina, Ohio, Oklahoma, Tennessee, Texas, Utah, Virginia and Wisconsin. International facilities are located in Brazil, Canada, China, Colombia, Costa Rica, England, Germany, India, Indonesia, Malaysia, Netherlands, the Philippines, Singapore, South Africa, and the United Arab Emirates. Upon the expiration or termination of any such leases, we believe we could obtain comparable office space.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Convergys Corporation 2013 Annual Report 12

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following information responds in part to the provisions of Part III, Item 10.

As of February 28, 2014, our Executive Officers were:

Name	Age	Title
Andrea J. Ayers (a)	50	President and Chief Executive Officer
Andre S. Valentine	50	Chief Financial Officer
Claudia L. Cline	60	Senior Vice President and General Counsel
Christine Timmins Barry	49	Senior Vice President of Global Operations
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Convergys Corporation’s common shares, no par value, are listed on the New York Stock Exchange under the symbol “CVG.” As of January 31, 2014, there were 8,271 holders of record of the 100,777,834 common shares of Convergys, excluding amounts held in Treasury (188,944,238 outstanding common shares of Convergys, of which 88,166,404 were held in Treasury).

The high, low and closing prices of our common shares for each quarter in 2013 and 2012 are listed below:

Quarter	1st	2nd	3rd	4th
2013
High	$17.05	$18.66	$19.91	$21.40
Low	15.05	15.56	17.16	18.12
Close	17.03	17.43	18.75	21.05
2012
High	$14.23	$14.82	$16.55	$17.42
Low	12.13	12.40	14.33	14.68
Close	13.35	14.77	15.67	16.41

During 2012 and 2013, the Company's Board of Directors approved, and the Company paid, the following dividends per common share:

Convergys Corporation 2013 Annual Report 13

Announcement Date	Record Date	Dividend Amount	Payment Date
May 8, 2012	June 22, 2012	$0.05	July 6, 2012
July 26, 2012	September 21, 2012	$0.05	October 5, 2012
October 23, 2012	December 21, 2012	$0.05	January 4, 2013
February 7, 2013	March 22, 2013	$0.06	April 5, 2013
April 30, 2013	June 21, 2013	$0.06	July 5, 2013
July 30, 2013	September 20, 2013	$0.06	October 4, 2013
November 6, 2013	December 27, 2013	$0.06	January 10, 2014

On February 5, 2014, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.06 per common share to be paid on April 4, 2014 to shareholders of record as of March 21, 2014.

The Board expects that future cash dividends will be paid on a quarterly basis. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on the Company's future earnings, cash flow, financial condition, financial covenants and other relevant factors.

We repurchased 6.7 million of our common shares for $119.0 million during 2013, as summarized in the following table:

	Shares repurchased	Average price per share
January 2013	14,000	$16.53
February 2013	1,265,171	16.51
March 2013	847,474	16.85
April 2013	1,487,158	16.40
May 2013	34,309	17.04
June 2013	16,152	18.11
July 2013	4,675	19.12
August 2013	773,386	19.27
September 2013	1,321,223	18.46
October 2013	782,500	19.24
November 2013	200,237	19.63
December 2013	22	20.73
Total	6,746,307	$17.64

In February 2013, our Board of Directors approved an increase in the remaining authorized share repurchases to $250.0 million in the aggregate. At December 31, 2013, the Company had the authority to repurchase up to an incremental $133.3 million of outstanding common shares. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity and limits that may be applicable under the covenants in our credit agreement.

Performance Graph
The following Performance Graph compares, for the period from December 31, 2008 through December 31, 2013, the percentage change of the cumulative total shareholder return on the Company’s common shares with the cumulative total return of the S&P 500 Stock Index, a Peer Group.

Convergys Corporation 2013 Annual Report 14

	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13
Convergys Corporation	$100	$168	$205	$199	$258	$336
S&P 500	$100	$126	$146	$149	$172	$228
Peer Group	$100	$147	$144	$105	$138	$216

The Peer Group consists of Sykes Enterprises Inc., Teleperformance and Teletech Holdings Inc.

Convergys Corporation 2013 Annual Report 15

ITEM 6. SELECTED FINANCIAL DATA

Convergys Corporation 2013 Annual Report 16

(Amounts in millions except per share amounts)	2013	2012	2011	2010	2009
RESULTS OF OPERATIONS
Revenues	$2,046.1	$2,005.0	$1,933.2	$1,863.3	$1,986.7
Costs and Expenses (1) (2)	1,908.7	1,966.4	1,823.1	2,017.2	1,942.6
Operating Income (loss)	137.4	38.6	110.1	(153.9)	44.1
Earnings and gain from Cellular Partnerships, net	—	—	285.2	47.2	41.0
Other income (expense), net	5.1	4.3	9.8	8.9	(17.2)
Interest expense	(11.5)	(13.6)	(16.1)	(19.5)	(28.9)
Income (loss) before Income Taxes	131.0	29.3	389.0	(117.3)	39.0
Income tax expense (benefit) (3)	72.5	1.1	106.5	(7.5)	(1.9)
Income (loss) from Continuing Operations, net of tax	58.5	28.2	282.5	(109.8)	40.9
Income (loss) from discontinued operations (4)	2.4	72.4	52.3	56.6	(118.2)
Net Income (Loss)	$60.9	$100.6	$334.8	$(53.2)	$(77.3)
Basic Earnings (Loss) Per Common Share:
Continuing Operations	$0.57	$0.25	$2.35	$(0.89)	$0.33
Discontinued Operations	0.02	0.65	0.44	0.46	(0.96)
Basic Earnings (Loss) Per Common Share	$0.59	$0.90	$2.79	$(0.43)	$(0.63)
Diluted Earnings (Loss) Per Common Share:
Continuing Operations	$0.54	$0.24	$2.30	$(0.89)	$0.33
Discontinued Operations	0.02	0.62	0.42	0.46	(0.95)
Net Diluted Earnings (Loss) Per Common Share	$0.56	$0.86	$2.72	$(0.43)	$(0.62)
Weighted Average Common Shares Outstanding:
Basic	103.3	112.2	120.2	123.1	122.8
Diluted	109.2	117.1	122.9	123.1	124.9
FINANCIAL POSITION
Total Assets	$1,956.7	$2,037.9	$2,330.8	$2,125.3	$2,605.8
Total debt and capital lease obligations	61.1	60.6	127.1	210.2	465.9
Shareholders’ Equity	1,289.6	1,371.9	1,411.5	1,184.1	1,206.4
OTHER DATA
Net cash flows provided by operating activities
Operating activities of continuing operations	$208.4	$103.9	$161.4	$179.2	$268.4
Operating activities of discontinued operations	1.6	9.1	35.2	15.0	36.3
	$210.0	$113.0	$196.6	$194.2	$304.7
Net cash flows (used in) provided by investing activities
Investing activities of continuing operations	$(36.6)	$(162.7)	$235.6	$(63.0)	$(63.1)
Investing activities of discontinued operations	1.0	425.3	(13.5)	63.7	(14.9)
	$(35.6)	$262.6	$222.1	$0.7	$(78.0)
Net cash flows (used in) provided by financing activities
Financing activities of continuing operations	$(148.3)	$(242.6)	$(183.0)	$(336.9)	$(133.4)
Financing activities of discontinued operations	—	(0.1)	—	(3.6)	(1.6)
	$(148.3)	$(242.7)	$(183.0)	$(340.5)	$(135.0)
Free cash flow (5)	$146.2	$8.4	$108.3	$127.9	$229.8
EBITDA (6)	$233.3	$131.6	$488.8	$(2.5)	$168.1

Convergys Corporation 2013 Annual Report 17

(1)
Costs and expenses include restructuring charges of $5.4, $11.6, $1.2, $28.7 and $12.9 in 2013, 2012, 2011, 2010 and 2009, respectively, asset impairment charges of $1.5, $88.6 and $181.1 in 2013, 2012 and 2010, respectively, and net pension and other post employment benefit plan charges of $13.1 and $4.1 in 2013 and 2012, respectively.

(2)
Costs and expenses also include $8.8, $23.6, $28.4 and $38.6 in 2012, 2011, 2010 and 2009, respectively, of certain costs previously allocated to the Information Management segment, and $9.1 and $32.1 in 2010 and 2009, respectively, of certain costs previously allocated to the HR Management segment, that do not qualify as discontinued operations and are reported as costs from continuing operations. The Company took actions to reduce these costs and earned transition service revenues, resulting from services being provided to the buyers subsequent to completion of the sale of Information Management and HR Management, to offset these costs.

(3)
Income tax expense in 2013 includes $46.4 of expense to record the deferred tax liability associated with a change in classification for a portion of undistributed earnings of the Company's foreign subsidiaries.

(4)
Discontinued operations includes the historical financial results of the Information Management business and the HR Management line of business, excluding certain costs referred to in note 2, above, that did not meet the criteria for such presentation.

(5)
Free cash flow is not defined under accounting principles generally accepted in United States (U.S. GAAP) and is calculated as cash flows from operations less capital expenditures (net of proceeds from disposal). The Company uses free cash flow to assess the financial performance of the Company. Convergys’ Management believes that free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow facilitates Management’s ability to strengthen the Company’s balance sheet, to repay the Company’s debt obligations and to repurchase the Company’s common shares. Limitations associated with the use of free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by using both the non-GAAP measure, free cash flow, and the GAAP measure, cash from operating activities, in its evaluation of performance. There are no material purposes for which we use this non-GAAP measure beyond the purposes described above. For more detail and a reconciliation of cash flows from operations to free cash flows, see the “Financial Condition, Liquidity and Capital Resources” section in Part II, Item 7 of this report.

(6)
EBITDA is not defined under U.S. GAAP and is calculated as income from continuing operations plus tax expense, interest expense, depreciation and amortization. The Company uses EBITDA to monitor and evaluate the performance of the business and believes the presentation of this measure will enhance the investors’ ability to analyze trends in the business and evaluate the Company’s underlying performance relative to other companies in the industry. The Company also utilizes EBITDA in the calculations for certain employee incentive compensation plans. EBITDA should not be considered in isolation or as a substitute for income from continuing operations, net of tax or other income statement data prepared in accordance with U.S. GAAP and our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies. Management uses the non-GAAP measure, EBITDA, and the U.S. GAAP measure, income from continuing operations, net of tax, in evaluation of its underlying performance. There are no material purposes for which we use the non-GAAP measure beyond the purposes described above. The non-GAAP measure should be considered supplemental in nature and should not be considered in isolation or be construed as being more important than comparable GAAP measures. For more detail and reconciliation of income from continuing operations, net of tax, to EBITDA, see the “Financial Condition, Liquidity and Capital Resources” section in Part II, Item 7 of this report.

Convergys Corporation 2013 Annual Report 18

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

Operations and Structure
Prior to May 2012, we had two reportable segments, Customer Management and Information Management. In March 2012, we signed a definitive agreement to sell the Information Management business to NEC Corporation for $449.0 in cash. The sale closed in May 2012, for which we received $462.6 in cash, including working capital adjustments. As a result of the sale of the Information Management business, the operating results and assets and liabilities related to Information Management have been reflected as discontinued operations for all periods presented. The total gain on the sale of the Information Management business amounted to $99.8 pretax, and $16.2 net of taxes at December 31, 2012. During 2013, we recorded an additional gain of $2.4, net of tax, as certain contingencies and tax positions were settled or adjusted.

As a result of the change in classification of the Information Management business to discontinued operations, the change in our Chief Executive Officer in the fourth quarter of 2012, and in order to reflect the internal financial reporting structure and operating focus of our new management team and chief operating decision maker, we report operating results and assets and liabilities as a single segment on a consolidated basis. Segment information for previous periods has been reclassified to conform to the current reporting structure.

On April 30, 2013, we acquired New Zealand-based Datacom's contact center operations with facilities in Kuala Lumpur, Malaysia and Manila, Philippines for $20.0 AUD (approximately $20.0 USD). The acquisition added 15 Asian languages to Convergys' language capabilities and approximately 1,000 employees, working in three Southeast Asia contact centers, to Convergys' global operations.

Convergys delivers more than 4 billion customer contacts per year. We have approximately 84,000 employees in over 75 locations across the globe and in our work-at-home environment. We provide multilingual, multichannel customer care with a global service delivery infrastructure that operates 24 hours a day, 365 days a year. Our clients benefit from our worldwide workforce located in the United States, Canada, the Philippines, Malaysia, India, Costa Rica, Colombia and the U.K.

Agent-related revenues, which account for approximately 91% of revenues for 2013, are typically recognized as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. Remaining revenues are derived from the sale of premise-based and hosted automated self-care and technology solutions and provision of professional services. Revenues from the sale of these solutions and provision of services are typically recognized as services are provided over the duration of the contract using contractual rates.

Merger Agreement
On January 6, 2014, the Company and its wholly-owned subsidiary, Comet Merger Co. ("Merger Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement") with SGS Holdings, Inc. ("Stream") and, for limited purposes, other Sellers listed in the Merger Agreement. In accordance with the Merger Agreement, Merger Sub will merge with and into Stream, with Stream surviving the Merger as a wholly-owned subsidiary of the Company. Stream is a global business process outsource provider specializing in customer relationship management, including technical support, customer care and sales, for Fortune 1000 companies. Stream has over 40,000 employees capable of supporting over 35 languages across approximately 56 service centers in 22 countries.

The Board of Directors of each of the Company and Stream have approved the Merger. The Company has received a copy of an irrevocable written consent executed by holders of 100% of the currently outstanding shares of common stock of Stream, adopting the Merger Agreement and the anticipated transactions.

Convergys Corporation 2013 Annual Report 19

The aggregate purchase price of $820.0 will be subject to an adjustment following the closing based on actual levels of Stream's cash, debt and working capital at closing. The Company expects this transaction to close during the first quarter of 2014. During 2013, the Company recognized $46.4 of tax expense to record the deferred tax liability associated with a change in classification for a portion of undistributed earnings of the Company's foreign subsidiaries, reflecting management's plans to repatriate undistributed earnings of the Company's foreign subsidiaries to contribute funding to our announced acquisition of Stream.

RESULTS OF OPERATIONS

Revenues

	2013	2012	% Change 13 vs. 12	2011	% Change 12 vs. 11
Revenues:
Communications	$1,218.0	$1,205.4	1	$1,147.6	5
Technology	198.6	172.7	15	170.0	2
Financial Services	179.9	203.3	(12)	208.0	(2)
Other	449.6	423.6	6	407.6	4
Total Revenues	$2,046.1	$2,005.0	2	$1,933.2	4

2013 vs. 2012
Consolidated revenues for 2013 were $2,046.1, a 2% increase from $2,005.0 in 2012. Revenue related to the acquired Datacom operations contributed less than half of the growth in the current year. Revenues from communications clients increased 1% from 2012, reflecting volume increases and new programs with several existing clients, partially offset by a volume decrease with our largest client. Revenues from technology clients increased 15% from 2012 primarily due to volume increases, new programs with existing clients and contributions from the Datacom operations. Revenues from financial services clients decreased 12% from 2012, primarily reflecting program completion with one client. Other revenues, which are comprised of clients outside the Company's three largest industries, increased 6% from 2012 due to volume increases, new programs with existing and new clients, partially offset by a program completion with one client. Other revenues for 2013 and 2012 also include $17.1 and $13.8, respectively, of transition services revenues earned under agreements with NEC Corporation related to the sale of the Information Management business. The transition services agreements vary in duration up to 24 months depending on the type of service provided, and our expectation is that we will substantially eliminate the underlying costs as the transition services are completed.

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

Operating Costs and Expenses

Convergys Corporation 2013 Annual Report 20

	2013	2012	% Change 13 vs. 12	2011	% Change 12 vs. 11
Operating Costs:
Cost of providing services and products sold	$1,335.1	$1,289.5	4	$1,240.4	4
Selling, general and administrative	467.7	477.2	(2)	483.8	(1)
Research and development costs	8.2	10.8	(24)	14.0	(23)
Depreciation	85.5	82.4	4	76.3	8
Amortization	5.3	6.3	(16)	7.4	(15)
Restructuring	5.4	11.6	(53)	1.2	NM
Asset impairments and other	1.5	88.6	NM	—	NM
Total costs and expenses	$1,908.7	$1,966.4	(3)	$1,823.1	8

2013 vs. 2012
Consolidated total operating costs and expenses for 2013 of $1,908.7 decreased 3% from $1,966.4, primarily due to the $88.6 non-cash impairment charge during 2012 consisting of $46.0 for goodwill of the Customer Interaction Technology reporting unit and $42.6 for the impairment of certain facilities classified as held for sale. The Company recorded an additional impairment charge of $1.5 during 2013 to reduce the carrying value of certain facilities to estimated fair value less cost to sell.
Costs of providing services and products sold increased 4% from $1,289.5 in 2012 to $1,335.1 in 2013. As a percentage of revenues, the cost of providing services and products sold was 65.3% in 2013 compared to 64.3% in the prior year. This increase was primarily due to the timing of certain program ramps in the current year. Selling, general and administrative expenses of $467.7 decreased 2% from the prior year. As a percentage of revenues, selling, general and administrative cost was 22.9% in 2013 compared to 23.8% in 2012. Expense for 2013 includes the $13.1 net pension and other post employment benefit plan charges, restructuring charges of $5.4 and $2.7 of transaction expenses associated with the anticipated acquisition of Stream. Expense in 2012 included $11.6 in restructuring charges, $4.1 of pension and other post employment benefit plan charges and $8.8 of certain legacy costs associated with the Information Management business that did not qualify for discontinued operations treatment. Excluding these items in both years, the decrease in selling, general and administrative expense was primarily due to cost reductions previously taken along with continued efforts to control costs. Research and development costs of $8.2 decreased $2.6 from 2012 due to reductions in headcount. Depreciation expense of $85.5 increased $3.1 from the prior year reflecting the increase in capital expenditures throughout 2012 to support increased capacity. Amortization expense of $5.3 decreased $1.0 due to completion of the amortization of certain definite lived intangible assets.
2012 vs. 2011
Consolidated total operating costs and expenses for 2012 of $1,966.4 increased 8% from $1,823.1 in 2011, primarily due to $88.6 non-cash impairment charges, consisting of $46.0 for the impairment of goodwill in the Customer Interaction Technology (CIT) reporting unit, and $42.6 for the impairment of certain facilities classified as held for sale. We also recognized $11.6 in restructuring charges and net $4.1 pension and other post employment benefit plan charges during 2012 as a result of changes in the executive management team, and a high level of pension-related payments due to the sale of the Information Management business and completion of the corporate simplification process. Operating results for 2011 include $5 of insurance recoveries in excess of costs incurred, partially offset by the impact of a client bankruptcy.

As discussed previously, in May 2012 we completed the sale of the Information Management business and, accordingly, the operating results are presented within discontinued operations. Accounting rules require certain costs previously allocated to the Information Management business to be included in continuing operations. These costs were $8.8 in 2012 compared with $23.6 in 2011. These amounts are included within selling, general and administrative expenses within continuing operations.

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

Convergys Corporation 2013 Annual Report 21

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

Operating Income and Adjusted Operating Income (a non-GAAP measure)

In order to assess the underlying operational performance of the continuing operations of the business and to have a basis to compare underlying results to prior and future periods, we provide the non-GAAP measures, Adjusted Operating Income and Adjusted Operating Margin, in the table below. For the years ended December 31, 2013, 2012 and 2011 Adjusted Operating Income and Adjusted Operating Margin exclude the following:

1.	Transaction expenses of $2.7 in 2013 associated with Convergys' anticipated acquisition of Stream. These expenses related to fees paid for third-party consulting services;

2.
Net impairment charge of $1.5 in 2013 related to the adjustment of two facilities held for sale to their fair values less costs to sell as discussed in Note 6 of the Notes to Consolidated Financial Statement, as well as asset impairment charges of $88.6 in 2012, including $46.0 for impairment of goodwill of the CIT reporting unit and $42.6 for impairment of facilities classified as held for sale;

3.
Net pension and other post employment benefit charges as discussed in Note 9 of the Notes to Consolidated Financial Statements consisting of 2013 non-cash pension settlement charges of $13.4 and settlement gain of $0.3 related to the Executive Deferred Compensation Plan, as well as a net charge of $4.1 in 2012, resulting from $4.1 of curtailment credits from pension and other post employment benefit plans, $1.4 of post-retirement benefit costs related to the changes in the executive management team, and a $6.8 pension settlement charge due to elevated payouts as a result of the sale of the Information Management business, and;

4.	Restructuring charges resulting from the sale of the Information Management business of $6.4 as discussed in Note 8 of the Notes to Consolidated Financial Statements in 2012;

5.
Certain costs previously allocated to the Information Management business that are now included in continuing operations as discussed below and in more detail in Note 3 of the Notes to Consolidated Financial Statements (these costs were $8.8 and $23.6 in 2012 and 2011, respectively).

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

	2013	2012	% Change 13 vs. 12	2011	% Change 12 vs. 11
Operating Income	$137.4	$38.6	NM	$110.1	(65)
Operating Margin	6.7%	1.9%		5.7%
Acquisition related expenses	2.7	—	NM	—	—
Restructuring	—	6.4	NM	—	NM
Asset impairments and other	1.5	88.6	NM	—	NM
Net pension and other post employment benefit plan charges	13.1	4.1	NM	—	NM
Information Management costs not qualifying as Discontinued Operations	—	8.8	NM	23.6	(63)
Adjusted Operating Income (a non-GAAP measure)	$154.7	$146.5	6	$133.7	10
Adjusted Operating Margin	7.6%	7.3%		6.9%

2013 vs. 2012
Consolidated Convergys operating income was $137.4 in 2013 compared to operating income of $38.6 in 2012. Excluding the impacts of items discussed above, consolidated adjusted operating income for 2013 was $154.7 compared to $146.5 in 2012.

Convergys Corporation 2013 Annual Report 22

2012 vs. 2011
Consolidated Convergys operating income was $38.6 in 2012 compared to $110.1 in 2011. Excluding the impacts of the items discussed above, consolidated adjusted operating income for 2012 was $146.5 compared to $133.7 in 2011.

Non-Operating Items

	2013	2012	% Change 13 vs. 12	2011	% Change 12 vs. 11
Operating Income	$137.4	$38.6	NM	$110.1	(65)
Earnings and gain from Cellular Partnerships, net	—	—	—	285.2	NM
Other income, net	5.1	4.3	19	9.8	(56)
Interest expense	(11.5)	(13.6)	(15)	(16.1)	(16)
Income before Income Taxes	$131.0	$29.3	NM	$389.0	(92)

2013 vs. 2012
Other income of $5.1 in 2013 increased from $4.3 in 2012 primarily due to an increase in interest income. Interest expense of $11.5 improved from $13.6 in the prior year reflecting a lower level of average debt outstanding during 2013 as well as the incremental interest expense of $1.1 related to the purchase of the Orlando facility during 2012.

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

Income Taxes

	2013	2012	% Change 13 vs. 12	2011	% Change 12 vs. 11
Income before Income Taxes	$131.0	$29.3	NM	$389.0	(92)
Income tax expense	72.5	1.1	NM	106.5	(99)
Income from Continuing Operations, net of tax	$58.5	$28.2	NM	$282.5	(90)

2013 vs. 2012
Our effective tax rate on net income from continuing operations was 55.3% in 2013 compared to 3.8% in 2012. The higher effective tax rate in the current year is primarily due to additional tax expense of $46.4 to record the deferred tax liability associated with a change in classification for a portion of undistributed earnings of the Company’s foreign subsidiaries, reflecting management’s plans to repatriate undistributed earnings of the Company’s foreign subsidiaries to contribute funding to our announced acquisition of SGS Holdings, Inc. The higher income tax rate in 2013 was also impacted by a shift in the geographical mix of worldwide

Convergys Corporation 2013 Annual Report 23

income. The lower effective tax rate in 2012 was primarily due to geographical mix of worldwide income and the impact of internal restructurings.

2012 vs. 2011
Our effective tax rate on net income from continuing operations was 3.8% in 2012 compared to 27.4% in 2011. The lower effective tax rate in 2012 was primarily due to geographic mix of worldwide income and the impact of internal restructurings. Prior year tax expense includes $93.2 expense from the sale of our interests in the Cellular Partnerships and $17.0 of net tax benefits from international transactions and certain other discrete items.

Prior to March 31, 2011, we were under a tax holiday in India. The impact of the expiration of this holiday was mitigated by expansion in other jurisdictions with lower tax rates. See Note 14 of the Notes to Consolidated Financial Statements for further discussion related to effective tax rates.

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

1.	Tax expense of $46.4 in 2013 to record the deferred tax liability associated with a change in classification for a portion of undistributed earnings of the Company's foreign subsidiaries;

2.	The gain on the sale of our interests in the Cellular Partnerships of $265.0 in 2011;

3.	The gain on the sale of the Finance and Accounting outsourcing line of business of $7.0 in 2011, reported within other income, net;

4.	For comparability to current period results, income from our investment in the Cellular Partnerships of $20.2 for 2011;

5.	Net tax benefits from international transactions, including certain discrete items, of $6.7 and $17.0 in 2012 and 2011, respectively, and;

6.	Incremental interest expense of $1.1 related to the purchase of the Orlando facility for 2012

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

Convergys Corporation 2013 Annual Report 24

	2013	2012	% Change 13 vs. 12	2011	% Change 12 vs. 11
Income from Continuing Operations, net of tax	$58.5	$28.2	NM	$282.5	(90)
Total operating charges from above, net of tax	11.9	84.5	NM	15.7	NM
Tax provision related to unremitted foreign earnings	46.4	—	NM	—	—
Earnings from Cellular Partnerships of $20.2, net of tax	—	—	—	(13.1)	NM
Gain on sale of interests in Cellular Partnerships of $265.0, net of tax	—	—	—	(171.8)	NM
Gain on sale of F&A line of business of $7.0, net of tax	—	—	—	(4.3)	NM
Debt reduction costs of $1.1, net of tax	—	0.7	NM	—	NM
Adjustment of tax to normalized rate	—	(6.7)	NM	(17.0)	(61)
Adjusted income from Continuing Operations, net of tax (a non-GAAP measure)	$116.8	$106.7	9	$92.0	16

	2013	2012	% Change 13 vs. 12	2011	% Change 12 vs. 11
Diluted Earnings per Common Share:
Continuing Operations	$0.54	$0.24	NM	$2.30	(90)
Impact of net charges above included in Continuing Operations, net of tax	0.53	0.67	(21)	(1.55)	NM
Adjusted diluted earnings per common share from Continuing Operations (a non-GAAP measure)	$1.07	$0.91	18	$0.75	21

2013 vs. 2012
Income from continuing operations, net of tax for 2013 was $58.5 compared to $28.2 in 2012, while income from continuing operations per diluted share for 2013 was $0.54 compared to $0.24 in 2012. Excluding the items discussed above, adjusted income from continuing operations, net of tax for 2013 was $116.8, or $1.07 per diluted share, compared to $106.7, or $0.91 per diluted share for 2012.

2012 vs. 2011
Income from continuing operations, net of tax for 2012 was $28.2 compared to $282.5 in 2011, while income from continuing operations per diluted share for 2012 was $0.24 compared to $2.30 in 2011. Excluding the items discussed above, adjusted income from continuing operations, net of tax for 2012 was $106.7, or $0.91 per diluted share, compared to $92.0, or $0.75 per diluted share for 2011.

Results of Discontinued Operations, Results of Discontinued Operations per Diluted Share, Net Income and Net Income per Diluted Share

	2013	2012	% Change 13 vs. 12	2011	% Change 12 vs. 11
Income from Continuing Operations, net of tax	$58.5	$28.2	NM	$282.5	(90)
Income from Discontinued Operations, net of tax (benefit) expense of ($8.8), $51.1 and $5.9	2.4	72.4	(97)	52.3	38
Net Income	$60.9	$100.6	(39)	$334.8	NM

Diluted Earnings Per Common Share:
Continuing Operations	$0.54	$0.24	NM	$2.30	(90)
Discontinued Operations	0.02	0.62	(97)	0.42	48
Net Diluted Earnings Per Common Share	$0.56	$0.86	(35)	$2.72	NM

2013 vs. 2012

Convergys Corporation 2013 Annual Report 25

The $2.4 income from discontinued operations, net of tax, recognized in 2013 reflects the additional gain on sale of the Information Management business as certain contingencies and tax positions were settled or adjusted. The $72.4 income from discontinued operations, net of tax, recognized in 2012 reflects income before tax of $23.7 from operating activities of the Information Management business prior to the sale, net tax benefits from operations of divested benefits of $32.5, and a $16.2 gain, net of $83.6 of tax, on the sale of the Information Management business. Income from discontinued operations, net of tax, per diluted share for 2013 and 2012 was $0.02 and $0.62, respectively.

Including the results of discontinued operations, 2013 net income and diluted earnings per share were $60.9 and $0.56 , respectively, compared to $100.6 and $0.86, respectively, in 2012.

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

Including the results of discontinued operations, 2012 net income and diluted earnings per share were $100.6 and $0.86, respectively, compared to $334.8 and $2.72, respectively, in 2011.

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

	2013	2012	2011
Income (Loss) from Continuing Operations, net of tax	$58.5	$28.2	$282.5
Depreciation and Amortization	90.8	88.7	83.7
Interest expense	11.5	13.6	16.1
Income tax expense	72.5	1.1	106.5
EBITDA (a non-GAAP measure)	233.3	131.6	488.8
Acquisition related expenses	2.7	—	—
Asset impairments and other	1.5	88.6	—
Earnings from investment in Cellular Partnerships, net	—	—	(20.2)
Gain on sale of interests in Cellular Partnerships	—	—	(265.0)
Gain on sale of Finance and Accounting outsourcing line of business	—	—	(7.0)
Restructuring	—	6.4	—
Information Management related costs not qualifying as Discontinued Operations	—	8.8	23.6
Net pension and other post employment benefit plan charges	13.1	4.1	—
Adjusted EBITDA (a non-GAAP measure)	$250.6	$239.5	$220.2
Adjusted EBITDA Margin	12.2%	11.9%	11.4%

Convergys Corporation 2013 Annual Report 26

RESTRUCTURING CHARGES

As discussed in Note 8 of the Notes to Consolidated Financial Statements, we recorded the following restructuring charges:

2013 Restructuring
During 2013, the Company recorded a severance charge of $4.3, impacting approximately 800 employees. These actions were initiated to continue the Company's efforts to refine its operating model and reduce costs. The severance charge is expected to be substantially paid in cash by June 30, 2014. The total remaining liability under this severance-related restructuring plan, which is included within Payables and other current liabilities on the Company's Consolidated Balance Sheets was $2.3 as of December 31, 2013. The Company also recorded other restructuring expense of $1.1 during 2013.

2012 Restructuring
During 2012, the Company recorded restructuring charges of $11.6, consisting of $11.4 of severance-related charges and $0.2 of facility-related charges, as described below. The $11.4 of severance-related charges impacted approximately 100 professional employees and reflect the change in the Company's executive management team and realignment of Corporate overhead as a result of the sale of the Information Management business. These severance-related charges were fully paid in cash by December 31, 2013, pursuant to the Company's severance policies. As of December 31, 2012, the remaining liability under this severance-related restructuring plan, which was included within Payables and other current liabilities on the Company's Consolidated Balance Sheets was $5.2. This amount was fully settled during 2013.

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

Facilities Restructuring
Our facilities restructuring reserves are equal to the estimated future costs associated with the facilities, net of proceeds from any probable future sublease agreements. We use estimates, based on consultation with our real estate advisers, to determine the proceeds from any future sublease agreements. We continue to evaluate these estimates in assessing the facilities abandonment liability. The remaining liability for previously exited facilities, which is included within Payables and other current liabilities on the Company’s Consolidated Balance Sheets was less than $0.1 as of December 31, 2013 and $0.3 as of December 31, 2012.

CLIENT CONCENTRATION

During 2013, our three largest clients accounted for 45.8% of our consolidated revenues, compared to 47.8% and 47.2% in 2012 and 2011, respectively. AT&T, our largest client, accounted for 20.9% of our consolidated revenues in 2013 compared to 23.1% and 23.4% in 2012 and 2011, respectively. DIRECTV and Comcast are our second and third largest clients. Revenues from DIRECTV were 12.5% of our consolidated revenues in 2013 compared to 12.3% and 11.8% in 2012 and 2011, respectively. Revenues from Comcast were 12.4% of our consolidated revenues in 2013 compared to 12.4% and 12.0% in 2012 and 2011, respectively. Volumes under certain of our long-term arrangements are earned under multiple contracts with these clients and are subject to variation based on, among other things, general economic conditions, client outsourcing trends and seasonal patterns in our clients' businesses.

BUSINESS OUTLOOK

Convergys expectations for 2014 include:

Convergys Corporation 2013 Annual Report 27

•	Highly accretive contributions to revenue and earnings from Stream once the acquisition closes;

•	Organic revenue and earnings improvement approximately similar to the two percent revenue growth and 30-basis point adjusted EBITDA margin expansion in 2013.

Convergys plans to provide 2014 guidance, including Stream, in due course after the acquisition closes.

Not included in this outlook are acquisition related impacts such as transaction costs, integration costs, intangible amortization and tax items associated with cash repatriation. Also not included are the impacts of any future share repurchase activities or non-cash pension settlement charges.

FINANCIAL CONDITION, LIQUIDITY AND CAPTIAL RESOURCES

Liquidity and Cash Flows
We intend to use existing cash and the net cash generated from ongoing operations to fund operations, invest in the business, make required debt payments and pay dividends at the discretion of the Board of Directors for the next twelve months. We also believe available borrowings under existing credit facilities will provide additional ability to invest in the business. As of December 31, 2013, approximately 40% of our cash and short term investments balance of $663.7 million was held in accounts outside of the United States, most of which would be subject to additional taxes if repatriated to the United States.

Cash flows from operating activities generally provide us with a significant source of funding for our investing and financing activities. Cash flows for 2013, 2012, and 2011 were as follows:

	2013	2012	2011
Net cash flows from operating activities
Operating activities of continuing operations	$208.4	$103.9	$161.4
Operating activities of discontinued operations	1.6	9.1	35.2
	$210.0	$113.0	$196.6
Net cash flows provided by (used in) investing activities
Investing activities of continuing operations	$(36.6)	$(162.7)	$235.6
Investing activities of discontinued operations	1.0	425.3	(13.5)
	$(35.6)	$262.6	$222.1
Net cash flows used in financing activities
Financing activities of continuing operations	$(148.3)	$(242.6)	$(183.0)
Financing activities of discontinued operations	—	(0.1)	—
	$(148.3)	$(242.7)	$(183.0)

Cash flows from operating activities totaled $210.0 in 2013, compared to $113.0 in 2012, and $196.6 in 2011. Cash flows provided by continuing operations for 2013 was $208.4 compared to $103.9 and $161.4 in 2012 and 2011, respectively. The increase in the current year was primarily the result of higher operating income from continuing operations in 2013, combined with cash payments for income taxes during 2012 of $40 related to the completion of the sale of the Information Management business, $35 of cash payments made in 2012 to reduce long-term liabilities and approximately $20 of tax payments made in 2012 related to prior year internal restructurings. Excluding the impact of discontinued operations, the decrease from 2011 to 2012 was primarily the result of approximately $35 of cash payments to reduce long-term liabilities, included within the change in other assets and liabilities in the Consolidated Statement of Cash Flows, and cash payments for income taxes of approximately $40 related to the completion of the sale of the Information Management business, and approximately $20 associated with prior year internal restructurings, included within the change in payables and other current liabilities in the Consolidated Statement of Cash Flows, partially offset by higher operating income from continuing operations excluding asset impairment charges as well as the timing of working capital requirements. Cash flows provided by discontinued operations for 2013 were $1.6 compared to $9.1 and $35.2 in 2012 and 2011, respectively.

Cash flows used in investing activities were $35.6 during 2013, which included $1.0 provided by discontinued operations, $63.8 of capital expenditures and $175.3 of purchases of short-term investments and $16.4 used for acquisitions, partially offset by $48.0

Convergys Corporation 2013 Annual Report 28

of proceeds from the disposition of assets and $170.9 in proceeds from the maturity of short-term investments. Cash flows provided by investing activities were $262.6 in 2012, which included $425.3 provided by discontinued operations as a result of the sale of the Information Management business, partially offset by $98.4 of capital expenditures and $64.3 of purchases of short-term investments, net of maturity of short-term investments. Cash flow provided by investing activities were $222.1 in 2011, which included $13.5 used in discontinued operations, and cash proceeds of $320.0 from the sale of the Cellular Partnership interests, $3.1 from the sale of assets, and $10.0 from the sale of the Finance and Accounting outsourcing line of business, partially offset by $74.8 of capital expenditures and $22.7 of purchases of investment securities.

Cash flows used in financing activities were $148.3 during 2013, $242.7 during 2012 and $183.0 in 2011. During 2013, we repurchased 7.0 shares of the Company's common stock for $122.6, paid $23.8 in cash dividends and repaid $5.9 on outstanding borrowings. These items were partially offset by $2.8 received from exercise of stock options and $1.2 from excess tax benefits from share-based compensation arrangements. The impact of shares repurchased in 2013 includes approximately 0.3 shares of the Company's common stock settled for $3.6 in cash that were purchased in 2012 and settled in 2013. During 2012, we repurchased 12.0 shares of the Company's common stock for $180.8, repaid $66.5 on our outstanding borrowings, and paid $11.2 in cash dividends, partially offset by $10.9 received from exercise of stock options and $5.0 from excess tax benefits from share-based compensation arrangements. The impact of shares repurchased on our cash flows used in financing activities in 2012 does not include approximately 0.3 shares of the Company's common stock settled for $3.6 in cash subsequent to year end. During 2011, we repurchased 7.7 of our common shares for $96.8 and repaid $86.0 on our outstanding borrowings.

As of December 31, 2013, our credit ratings and outlook are as follows:

	Long-Term Debt	Outlook
Moody’s	Ba1	Stable
Standard and Poor’s	BB+	Stable

In February 2014, both Moody's and Standard and Poor's reaffirmed these ratings. Our credit ratings and outlook could impact our ability to raise capital in the future as well as increase borrowing costs.

Free Cash Flow (a non-GAAP measure)
We use free cash flow, a non-GAAP measure, to assess the financial performance of the Company. We define free cash flow as cash flows from operating activities less capital expenditures. A reconciliation of the GAAP measure, net cash provided by operating activities, to the non-GAAP measure, free cash flow, is as follows:

Computation of Free Cash Flows:	2013	2012	2011
Net cash flow from operations	$210.0	$113.0	$196.6
Capital expenditures, net of proceeds from disposal of assets	(63.8)	(104.6)	(88.3)
Free Cash Flows (a non-GAAP measure)	$146.2	$8.4	$108.3

Free cash flows, as defined above, were $146.2, $8.4, and $108.3 for 2013, 2012 and 2011, respectively. The increase in free cash flow of $137.8 from 2012 to 2013 was due to higher cash generated from operating activities, explained above, and decreased capital expenditures during 2013. The decrease in free cash flow of $99.9 from 2011 to 2012 was due to lower cash generated from operating activities and increased capital expenditures during 2012.

We believe that free cash flow is useful to investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow facilitates management’s ability to strengthen the Company’s balance sheet, repay the Company’s debt obligations, pay quarterly dividends and repurchase the Company’s common shares. Limitations associated with the use of free cash flow include that it does not represent the residual cash flow available for discretionary expenditures as it does not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by utilizing both the non-GAAP measures, free cash flow, and the GAAP measure, net cash flows from operating activities, in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond the purposes described above.

Convergys Corporation 2013 Annual Report 29

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments
At December 31, 2013, total capitalization was $1,350.7, consisting of $61.1 of short-term and long-term debt and capital lease obligations and $1,289.6 of equity. At December 31, 2012, total capitalization was $1,432.5, consisting of $60.6 of short-term and long-term debt and capital lease obligations and $1,371.9 of equity. The total debt-to-capital ratio at December 31, 2013 was 4.5%, which compares to 4.2% at December 31, 2012.

On March 11, 2011, the Company entered into a $300 Four-Year Competitive Advance and Revolving Credit Facility Agreement (the 2011 Credit Facility). The 2011 Credit Facility replaced the Company's $400 Five-Year Competitive Advance and Revolving Credit Facility (the Prior Credit Facility), dated as of October 20, 2006 and as amended subsequently, among Convergys and a group of financial institutions. In connection with Convergys' entry into the 2011 Credit Facility, Convergys terminated the Prior Credit Facility.

Convergys has two borrowing options available under the 2011 Credit Facility: (i) a competitive advance option which will be provided on an uncommitted competitive advance basis through an auction mechanism and (ii) a revolving credit option which will be provided on a committed basis. Under each option, amounts borrowed and repaid may be re-borrowed subject to availability. The 2011 Credit Facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios (as defined in the 2011 Credit Facility). The Company’s interest coverage ratio cannot be less than 4.00 to 1.00 as determined on a rolling four quarter basis. The Company’s debt-to-EBITDA ratio cannot be greater than 3.00 to 1.00 until December 31, 2012 and 2.75 to 1.00 after December 31, 2012. The 2011 Credit Facility also contains customary representations and warranties. In the event of default, the lenders may terminate the commitments and declare the amounts outstanding, and all accrued interest, immediately due and payable. The maturity date of the 2011 Credit Facility is March 11, 2015 except that upon satisfaction of certain conditions, Convergys may extend the maturity date by one year twice during the term. Convergys pays an annual facility fee regardless of utilization. At December 31, 2013, the facility was undrawn. The Company was in compliance with all covenants at December 31, 2013.

In the fourth quarter of 2009, the Company announced an offer to exchange one-thousand twenty dollars in principal amount of its 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) for each one-thousand dollars in principal amount of its 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009. We issued a total of $125.0 aggregate principal amount of the 2029 Convertible Debentures in exchange for $122.5 of the 4.875% Senior Notes. The entire balance of the 2029 Convertible Debentures was outstanding as of December 31, 2013 and December 31, 2012.

During June 2011, the Company extended the terms of an asset securitization facility collateralized by accounts receivable of certain of the Company's subsidiaries, with a purchase limit of $150.0 expiring in June 2014. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary. The asset securitization facility does not qualify for sale treatment under the authoritative guidance for the accounting for transfers and servicing of financial assets and extinguishments of liabilities. Accordingly, the accounts receivable and related debt obligation will remain on our Consolidated Balance Sheets. At December 31, 2013 and December 31, 2012, the facility was undrawn. In January 2014, the Company entered into an amendment to extend the term of this facility to January 6, 2017, subject to certain limitations and extensions, and other amendments.

The Company leased an office complex in Orlando, Florida, under a five-year capital lease that began on June 30, 2010. During 2012, we exercised our option to purchase this leased office facility by discharging the related lease financing obligation in the principal amount of $55.0. Total capital lease obligations subsequent to the purchase were $1.6 and $2.2 at December 31, 2013 and 2012, respectively, compared to $58.7 at December 31, 2011.

During 2013, we repurchased 6.7 of our common shares for $119.0 pursuant to outstanding authorizations. The timing and terms of any future transactions depend on a number of considerations including future earnings, cash flow, financial condition, financial covenants and other relevant factors. In February 2013, our Board of Directors approved an increase in remaining authorized share repurchases to $250.0 in the aggregate.

The following summarizes our contractual obligations at December 31, 2013, and the effect such obligations are expected to have on liquidity and cash flows in future periods:

Convergys Corporation 2013 Annual Report 30

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	After 3 Years
Debt and capital lease obligations (1)	$126.6	$0.9	$0.7	$125.0
Debt interest (2)	113.6	7.2	21.6	84.8
Operating leases (3)	202.7	57.0	106.6	39.1
Pension contributions (4)	21.0	—	21.0	—
Unrecognized tax benefits (5)	—	—	—	—
Total	$463.9	$65.1	$149.9	$248.9

(1)	See Note 7 of the Notes to Consolidated Financial Statements for further information.

(2)	This includes interest expense on fixed rate debt and capital lease obligations. This includes only the cash payable component of interest expense in our 2029 Convertible Debentures.

(3)	See Note 11 of the Notes to Consolidated Financial Statements for further information.

(4)
The Company met ERISA funding requirements for 2014 with contributions of $10.0 and $20.0 to the cash balance pension plan during 2013 and 2012, respectively. Estimates for 2014 and beyond assume a 6.75% return on assets and Moving Ahead for Progress in the 21st Century Act (MAP-21) interest rates. Actual cash payments may vary based upon actual performance.

(5)
Unrecognized tax benefits of $52.1 are excluded from this table as the uncertainty related to the amount and period of any cash settlement prevents the Company from making a reasonably reliable estimate.

At December 31, 2013, we had outstanding letters of credit of approximately $39.3, bond obligations of approximately $1.6 related to performance and payment guarantees, and $30.0 related to performance and payment guarantees for our former HR Management line of business. Upon completion of the sale of the HR Management business, we continue to be responsible for these bond obligations. Although NorthgateArinso is obligated to indemnify the Company for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, the Company maintains a liability of approximately $0.6. We believe that any guarantee obligation that may arise related to performance and payment guarantees of continuing operations will not be material. The guarantee for this bond obligation expires in August 2016. We also have purchase commitments with telecommunications providers of approximately $14.8 for 2014.

During 2012 and 2013, our Board of Directors approved, and the Company has paid, the following dividends per common share:

Announcement Date	Record Date	Dividend Amount	Payment Date
May 8, 2012	June 22, 2012	$0.05	July 6, 2012
July 26, 2012	September 21, 2012	$0.05	October 5, 2012
October 23, 2012	December 21, 2012	$0.05	January 4, 2013
February 7, 2013	March 22, 2013	$0.06	April 5, 2013
April 30, 2013	June 21, 2013	$0.06	July 5, 2013
July 30, 2013	September 20, 2013	$0.06	October 4, 2013
November 6, 2013	December 27, 2013	$0.06	January 10, 2014

On February 5, 2014, we announced that our Board of Directors declared a quarterly cash dividend of $0.06 per common share to be paid on April 4, 2014 to shareholders of record as of March 21, 2014.

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

Convergys Corporation 2013 Annual Report 31

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

Interest Rate Risk
At December 31, 2013, all of our debt instruments were fixed rate borrowings with an outstanding amount of $61.1. We had no variable rate borrowings at December 31, 2013.

Foreign Currency Exchange Rate Risk
We serve many of our U.S.-based clients using contact center capacity in the Philippines, India, Canada, and Colombia. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR), Canadian dollars (CAD) or Colombian pesos (COP), which represents a foreign exchange exposure. Beginning in 2011, we entered into a contract with a client priced in Australian dollars (AUD). As of December 31, 2013, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward exchange contracts and options with several financial institutions to acquire a total of PHP 31,479.0 at a fixed price of $732.9 at various dates through December 2016, INR 11,006.0 at a fixed price of $181.2 at various dates through December 2016, CAD $20.9 at a fixed price of $20.1 at various dates through December 2015 and COP 20,100.0 at a fixed price of $10.5 at various dates through December 2014, and to sell a total of AUD 20.3 at a fixed price of $20.7 at various dates through September 2014. The fair value of these derivative instruments as of December 31, 2013 is presented in Note 13 of the Notes to Consolidated Financial Statements. The potential loss in fair value at December 31, 2013 for such contracts resulting from a hypothetical 10% adverse change in currency exchange rates between the U.S. dollar and the currencies above is approximately $92.4. This loss would be substantially mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of December 31, 2013, the fair value of these derivatives was immaterial to the Consolidated Financial Statements.

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

Goodwill
The Company has recorded on its Consolidated Balance Sheets goodwill of $589.4 and $577.7 at December 31, 2013 and 2012, respectively. During the second quarter of 2012, we recognized a $46.0 goodwill impairment charge related to the Customer Interaction Technology (CIT) reporting unit. Completion of the sale of the Information Management business qualified as a triggering event for an interim assessment of goodwill impairment for the Company's Information Management and CIT reporting units at June 30, 2012. Based upon the purchase price for the Information Management business, the triggering event did not indicate an impairment of the Information Management reporting unit. The sale of the Information Management business impacted the sale of certain products developed by the CIT reporting unit and co-marketed by CIT and the Information Management business. Due in part to this transition, the fair value of the CIT reporting unit was determined to be less than its carrying value.

Convergys Corporation 2013 Annual Report 32

Goodwill is allocated to the reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it generally no longer retains its identification with a particular acquisition, but instead becomes identified with a reporting unit as a whole. As a result, all of the fair value of each reporting unit is available to support the value of goodwill allocated to the unit. As of December 31, 2013, the Company operated in one core business segment as discussed in Note 17 of Notes to Consolidated Financial Statements.

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

For 2013, the Company tested goodwill for the Customer Management – Agent Services reporting unit. As a result of the impairment of the CIT goodwill in the second quarter of 2012, only the Customer Management - Agent Services reporting unit has goodwill at October 1, 2013 and December 31, 2013.

The Company first assesses a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategies and financial performance, when evaluating potential impairment for goodwill. If, after completing such assessment, it is determined more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test.

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

Fair value of the reporting unit is determined using a combination of the market approach and the income approach. Under the market approach, fair value is based on revenue and earnings multiples for guideline public companies in the reporting unit's peer group. The market approach requires significant judgment regarding the selection of guideline companies. Under the income approach, fair value is dependent on the present value of net cash flows to be derived from the ownership. The income approach requires significant judgment including estimates about future cash flows and discount rates. The forecasted cash flows are based upon the Company’s long-term strategic business plan, and a terminal value is used to estimate the operating segment’s cash flows beyond this plan. The discount rate represents the weighted-average cost of capital, which is an estimate of the overall after-tax rate of return required by equity and debt market participants of a business enterprise. Both the market and income approaches require the use of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows. Discount rate assumptions are based upon an assessment of the risk inherent in the future cash flows.

The most recent annual impairment test performed as of October 1, 2013, indicated that the fair value of the Customer Management - Agent Services reporting unit was substantially in excess of its carrying value. Despite that excess, however, future impairment charges could still be required if a divestiture decision were made or other significant economic events occurred with respect to the reporting unit. Subsequent to our October 1, 2013 annual impairment test, no indications of an impairment were identified.

Other Intangible Assets

Convergys Corporation 2013 Annual Report 33

At December 31, 2013, we had a carrying value of $30.7 of other intangible assets, net of amortization, consisting of $10.3 in software, which is classified in property, plant and equipment on the Consolidated Balance Sheets, and $20.4 in customer relationships. As amortizable intangible assets, the Company evaluates the intangible assets for recoverability on an annual basis or if events or circumstances indicate a possible inability to recover their carrying amounts, by comparing estimates of undiscounted future cash flows to the carrying values of the related assets. Based on the results of testing, no impairment charges were recognized in 2013.

Property, Plant and Equipment
The cost of property, plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets. The Company reviews property, plant and equipment asset groups for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company monitors these changes and events on at least a quarterly basis. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset group, or a current expectation that an asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the property, plant and equipment asset groups, as well as specific appraisals in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other property, plant and equipment asset groups. If the future undiscounted cash flows result in a value that is less than the carrying value, then the long-lived asset is considered impaired and a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair value. Various factors that the Company uses in determining the impact of these assessments include the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such asset groups, and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. As judgment is involved in determining the fair value of property, plant and equipment asset groups, there is risk that the carrying value of these assets may require adjustment in future periods.

During the second quarter of 2012, we committed to a plan to sell our Corporate office facilities in Cincinnati, Ohio. Accordingly, the property met the criteria to be classified as “Held-for-Sale” and was required to be measured at the lower of its carrying value or fair value less costs to sell. We determined the fair value was less than its carrying amount; therefore we recognized an impairment loss of $42.6 ($27.0 after tax) included in the asset impairment caption in the accompanying Consolidated Statements of Income. During 2013, we committed to sell an additional facility in Dallas, Texas which also resulted in "Held-for-Sale" classification. As of December 31, 2013 we recognized net impairment losses of $1.5 to adjust both facilites to fair value less costs to sell at the date of sale to a third-party buyer. Fair value and cost to sell estimates were based on corroborative market data. We completed the sale of both facilities in July 2013 resulting in cash collections of $47.6.

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

Convergys Corporation 2013 Annual Report 34

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

Restructuring Charges
We recognize liabilities for a cost associated with an exit or disposal activity measured initially at fair value only when the liability is incurred. During the last three years, we recorded restructuring charges related to reductions in headcount and facility closures. As of December 31, 2013, we had a remaining restructuring accrual of $2.3, related to the 2013 restructuring charge. This amount is expected to be fully paid out during 2014.

Other
We have made certain other estimates that, while not involving the same degree of judgment, are important to understanding our financial statements. These estimates are in the areas of measuring our obligations related to our defined benefit plans and self-insurance accruals.

NEW ACCOUNTING PROUNCEMENTS

For a discussion and analysis of recently issued accounting pronouncements and its impact on Convergys, see Note 2 of Notes to Consolidated Financial Statements.

Convergys Corporation 2013 Annual Report 35

ITEM 7A. AND 8.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by Item 7A is included in Item 7 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Beginning on page 38 are the Consolidated Financial Statements with applicable notes and the related Report of Independent Registered Public Accounting Firm, the supplementary financial information specified by Item 302 of Regulation S-K and Financial Statement Schedule II – Valuation and Qualifying Accruals.

Convergys Corporation 2013 Annual Report 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Convergys Corporation

We have audited the accompanying consolidated balance sheets of Convergys Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convergys Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Convergys Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cincinnati, Ohio
February 28, 2014

Convergys Corporation 2013 Annual Report 37

CONSOLIDATED STATMENTS OF INCOME

	Year Ended December 31,
(Amounts in millions except per share amounts)	2013	2012	2011
Revenues	$2,046.1	$2,005.0	$1,933.2
Costs and Expenses:
Cost of providing services and products sold (1)	1,335.1	1,289.5	1,240.4
Selling, general and administrative	467.7	477.2	483.8
Research and development costs	8.2	10.8	14.0
Depreciation	85.5	82.4	76.3
Amortization	5.3	6.3	7.4
Restructuring charges	5.4	11.6	1.2
Asset impairment charges and other	1.5	88.6	—
Total costs and expenses	1,908.7	1,966.4	1,823.1
Operating Income	137.4	38.6	110.1
Earnings and gain from Cellular Partnerships, net	—	—	285.2
Other income, net	5.1	4.3	9.8
Interest expense	(11.5)	(13.6)	(16.1)
Income before Income Taxes	131.0	29.3	389.0
Income tax expense	72.5	1.1	106.5
Income from Continuing Operations, net of tax	58.5	28.2	282.5
Income from Discontinued Operations, net of tax	2.4	72.4	52.3
Net Income	$60.9	$100.6	$334.8
Basic Earnings per Common Share:
Continuing Operations	$0.57	$0.25	$2.35
Discontinued Operations	0.02	0.65	0.44
Basic Earnings per Common Share	$0.59	$0.90	$2.79
Diluted Earnings per Common Share:
Continuing Operations	$0.54	$0.24	$2.30
Discontinued Operations	0.02	0.62	0.42
Diluted Earnings per Common Share	$0.56	$0.86	$2.72
Weighted Average Common Shares Outstanding:
Basic	103.3	112.2	120.2
Diluted	109.2	117.1	122.9

Cash dividends declared per share	$0.24	$0.15	$—

(1)	Exclusive of depreciation and amortization, with the exception of amortization of deferred charges.

The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2013 Annual Report 38

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2013	2012	2011
Net Income	$60.9	$100.6	$334.8
Other Comprehensive (Loss) Income, net of tax:
Foreign currency translation adjustments	(1.3)	22.3	(3.9)
Change related to pension liability (net of tax (expense) benefit of ($17.1), ($0.6) and $6.7)	26.2	1.0	(7.3)
Unrealized (loss) gain on hedging activities (net of reclassification adjustments and net of tax benefit (expense) of $21.4, ($8.1) and $13.0)	(33.9)	12.9	(20.2)
Total other comprehensive (loss) income	(9.0)	36.2	(31.4)
Total Comprehensive Income	$51.9	$136.8	$303.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2013 Annual Report 39

CONSOLIDATED BALANCE SHEETS

	At December 31,
(Amounts in millions)	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$580.8	$554.7
Short term investments	82.9	83.8
Receivables, net of allowances of $5.3 and $5.9	319.8	319.8
Deferred income tax assets	6.2	8.9
Prepaid expenses	25.2	33.2
Other current assets	45.5	65.6
Current assets held-for-sale	—	34.6
Total current assets	1,060.4	1,100.6
Property and equipment, net	246.4	279.2
Goodwill	589.4	577.7
Other intangibles, net	20.4	18.9
Deferred income tax assets	8.9	19.2
Other assets	31.2	42.3
Total Assets	$1,956.7	$2,037.9
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Debt and capital lease obligations maturing within one year	$0.9	$0.7
Payables and other current liabilities	291.7	285.8
Total current liabilities	292.6	286.5
Long-term debt and capital lease obligations	60.2	59.9
Deferred income tax liabilities	150.8	136.5
Accrued pension liabilities	73.7	109.2
Other long-term liabilities	89.8	73.9
Total liabilities	667.1	666.0
Shareholders’ Equity:
Preferred shares—without par value, 5.0 authorized; none outstanding	—	—
Common shares—without par value, 500.0 authorized; 188.9 and 187.5 issued, 100.8 and 105.9 outstanding, as of December 31, 2013 and December 31, 2012, respectively	1,139.9	1,133.0
Treasury stock—88.2 shares in 2013 and 81.6 in 2012	(1,445.6)	(1,329.2)
Retained earnings	1,614.8	1,578.6
Accumulated other comprehensive loss	(19.5)	(10.5)
Total shareholders’ equity	1,289.6	1,371.9
Total Liabilities and Shareholders’ Equity	$1,956.7	$2,037.9

The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2013 Annual Report 40

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in millions)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$60.9	$100.6	$334.8
Income from discontinued operations, net of tax	2.4	72.4	52.3
Income from continuing operations, net of tax	58.5	28.2	282.5
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	90.8	88.7	83.7
Gain on sale of interests in the Cellular Partnerships	—	—	(265.0)
Gain on sale of business	—	—	(7.0)
Asset impairment charges and other	1.5	88.6	—
Deferred income tax expense (benefit)	63.9	(4.2)	15.5
Earnings from Cellular Partnerships, net	—	—	(20.2)
Distributions from Cellular Partnerships	—	—	30.7
Stock compensation expense	13.4	20.2	14.8
Changes in assets and liabilities:
Change in receivables	4.5	(14.1)	(27.1)
Change in other current assets	10.3	(23.4)	5.2
Change in deferred charges, net	1.3	1.4	(6.1)
Change in other assets and liabilities	(3.6)	(28.2)	51.9
Change in payables and other current liabilities	(32.1)	(56.5)	6.5
Other, net	(0.1)	3.2	(4.0)
Net cash provided by operating activities of continuing operations	208.4	103.9	161.4
Net cash provided by operating activities of discontinued operations	1.6	9.1	35.2
Net cash provided by operating activities	210.0	113.0	196.6
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(63.8)	(98.4)	(74.8)
Proceeds from sale of interests in the Cellular Partnerships	—	—	320.0
Proceeds from disposition of assets	48.0	—	3.1
Proceeds from disposition of business	—	—	10.0
Purchase of investment securities	—	—	(22.7)
Purchase of short-term investments	(175.3)	(83.3)	—
Proceeds from maturity of short-term investments	170.9	19.0	—
Acquisitions, net of cash acquired	(16.4)	—	—
Net cash (used in) provided by investing activities of continuing operations	(36.6)	(162.7)	235.6
Net cash provided by (used in) investing activities of discontinued operations	1.0	425.3	(13.5)
Net cash (used in) provided by investing activities	(35.6)	262.6	222.1
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of credit facilities and other debt, net	(5.9)	(66.5)	(86.0)
Repurchase of common shares	(122.6)	(180.8)	(96.8)
Proceeds from exercise of stock options	2.8	10.9	3.0
Payments of dividends	(23.8)	(11.2)	—
Excess tax benefit from share-based payment arrangements	1.2	5.0	—
Other, net	—	—	(3.2)
Net cash used in financing activities of continuing operations	(148.3)	(242.6)	(183.0)
Net cash used in financing activities of discontinued operations	—	(0.1)	—
Net cash used in financing activities	(148.3)	(242.7)	(183.0)
Net increase in cash and cash equivalents	26.1	132.9	235.7
Cash and cash equivalents at beginning of period	554.7	421.8	186.1
Cash and cash equivalents at end of period	$580.8	$554.7	$421.8

Convergys Corporation 2013 Annual Report 41

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$11.2	$13.7	$16.7
Income taxes (refunded)/paid, net	$(5.7)	$68.2	$20.6

 The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2013 Annual Report 42

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in millions)	Number of Common Shares	Common Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2010	184.2	$1,094.5	$(1,060.2)	$1,165.1	$(15.3)	$1,184.1
Issuance of common shares	0.8					—
Treasury shares issued for share-based plans, net			7.9	(4.4)		3.5
Tax related to share-based arrangements, net of excess tax benefits		(1.9)				(1.9)
Proceeds from exercise of stock options		3.0				3.0
Repurchase of common shares			(96.8)			(96.8)
Net income				334.8		334.8
Other comprehensive loss					(31.4)	(31.4)
Amortization of stock-based compensation		16.2				16.2
Balance at December 31, 2011	185.0	1,111.8	(1,149.1)	1,495.5	(46.7)	1,411.5
Issuance of common shares	2.5					—
Treasury shares issued for share-based plans, net			4.3	(1.0)		3.3
Tax related to share-based arrangements, net of excess tax benefits		(14.6)				(14.6)
Proceeds from exercise of stock options		10.9				10.9
Repurchase of common shares			(184.4)			(184.4)
Net income				100.6		100.6
Other comprehensive income					36.2	36.2
Cash dividends declared				(16.5)		(16.5)
Amortization of stock-based compensation		24.9				24.9
Balance at December 31, 2012	187.5	1,133.0	(1,329.2)	1,578.6	(10.5)	1,371.9
Issuance of common shares	1.4					—
Treasury shares issued for share-based plans, net		0.1	2.6			2.7
Tax related to share-based arrangements, net of excess tax benefits		(9.4)				(9.4)
Proceeds from exercise of stock options		2.8				2.8
Repurchase of common shares			(119.0)			(119.0)
Net income				60.9		60.9
Other comprehensive loss					(9.0)	(9.0)
Cash dividends declared				(24.7)		(24.7)
Amortization of stock-based compensation		13.4				13.4
Balance at December 31, 2013	188.9	$1,139.9	$(1,445.6)	$1,614.8	$(19.5)	$1,289.6

The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2013 Annual Report 43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions except share and per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Convergys Corporation (the Company or Convergys) is a global leader in customer management, focused on bringing value to its clients through every customer interaction.

Prior to May 2012, the Company had two reportable segments, Customer Management and Information Management. In March 2012, Convergys signed a definitive agreement to sell the Information Management line of business to NetCracker Technology Corporation (NetCracker), a wholly owned subsidiary of NEC Corporation (NEC) for $449.0 in cash. The sale closed in May 2012, for which the Company received $462.6 in cash proceeds, including working capital adjustments. As a result of the sale of the Information Management business, the operating results related to Information Management have been reflected as discontinued operations. The total gain on the sale of the Information Management business amounted to $99.8 pretax, and $16.2 net of taxes at December 31, 2012. During 2013, the Company recorded an additional gain of $2.4, net of tax, as certain contingencies and tax positions were settled or adjusted. Subsequent to the sale of Information Management, the Company maintained one reportable segment, reflecting the internal financial reporting structure and operating focus of the management team and chief operating decision maker.

On April 30, 2013, the Company acquired New Zealand-based Datacom's contact center operations with facilities in Kuala Lumpur, Malaysia and Manila, Philippines for $20.0 AUD (approximately $20.0 USD). The acquisition added 15 Asian languages to Convergys' language capabilities and approximately 1,000 employees, working in three Southeast Asia contact centers, to Convergys' global operations. See Note 6.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and U.S. Securities and Exchange Commission regulations. The Consolidated Financial Statements include the accounts of the Company’s majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated upon consolidation.

Reclassification
Certain balances in prior years have been reclassified to conform to current year presentation.

Use of Estimates, Risks and Uncertainties
The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. These estimates include, but are not limited to, project completion dates, time and cost required to complete projects for purposes of revenue recognition and future revenue, expense and cash flow estimates for purposes of impairment analysis and loss contract evaluation. Actual results could differ from those estimates.

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

Foreign Currency Translation
Assets and liabilities of foreign operations are translated to U.S. dollars at year-end exchange rates. Revenues and expenses are translated at average exchange rates for the year. Translation adjustments are accumulated and reflected as adjustments to other comprehensive (loss) income, a component of Shareholders’ Equity, and included in net earnings only upon sale or liquidation of the underlying foreign subsidiary. Gains or losses resulting from foreign exchange transactions related to balance sheet positions are recorded in the Consolidated Statements of Income within Other income, net.

Revenue Recognition
Revenues mostly consist of fees generated from outsourced services provided to the Company’s clients. Approximately 91% of the Company's revenues are derived from agent-related services. The Company typically recognizes these revenues as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. The remaining revenues are derived from the sale of premise-based and hosted automated self-care and technology solutions and provision of

Convergys Corporation 2013 Annual Report 44

professional services. Revenues from the sale of these solutions and provision of services are typically recognized as services are provided over the duration of the contract using contractual rates.

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

The Company considers the criteria established primarily by Accounting Standards Codification (ASC) Topic 605-45, “Principal Agent Considerations,” (ASC 605-45) in determining whether revenue should be recognized on a gross versus a net basis. Factors considered in determining if gross or net basis recognition is appropriate include whether the Company is primarily responsible to the client for the services, has discretion on vendor selection, or bears credit risk. The Company provides certain services to clients using third-party vendors. Typically, the costs incurred with third-party vendors related to these services are passed through to the clients. In consideration of the above mentioned criteria, total payments the Company receives from clients related to these services are recorded as revenue and payments the Company makes to third-party vendors are recorded as cost of providing services and products sold.

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

Stock-Based Compensation
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

Convergys Corporation 2013 Annual Report 45

Other Comprehensive Income (Loss)
Components of other comprehensive (loss) income include currency translation adjustments, changes related to pension liabilities, net of tax, and unrealized (losses) gains on hedging activities, net of tax. Foreign currency translation adjustments generally are not adjusted for income taxes as they relate to indefinite investments in non-U.S. operations. Accumulated other comprehensive (loss) income also includes, net of tax, actuarial gains or losses, prior service costs or credits and transition assets and obligations that are not recognized currently as components of net periodic pension cost.

Concentration of Credit Risk
In the normal course of business, the Company is exposed to credit risk. The principal concentrations of credit risk are cash and cash equivalents, short-term investments, accounts receivable and derivative instruments. The Company regularly monitors credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in a loss. Historically, credit losses on accounts receivable have not been material because of the large concentration of revenues with a small number of large, established companies. The Company does not require collateral or other security to support accounts receivable. The Company evaluates the creditworthiness of its clients in conjunction with its revenue recognition processes, as discussed above, as well as through its ongoing collectability assessment processes for accounts receivable. The Company maintains an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific clients, historical trends and other information. The Company limits its counterparty credit risk exposures by entering into derivative contracts with financial institutions that are investment grade rated.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and short-term, highly liquid investments with original maturities of three months or less.

Receivables and Allowance for Doubtful Accounts
Trade receivables are comprised primarily of amounts owed to the Company by clients and are presented net of an allowance for doubtful accounts of $5.3 and $5.9 at December 31, 2013 and 2012, respectively. Contracts with individual clients determine when receivables are due, generally within 30-60 days, and whether interest is accrued on late payments.

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

Property and Equipment
Property and equipment are stated at cost. Depreciation is based on the straight-line method over the estimated useful lives of the assets. Buildings are generally depreciated over a 30-year life, software over a three- to eight-year life and equipment generally over a three-to-five-year life. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease.

The Company reviews property and equipment asset groups for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company monitors these changes and events on at least a quarterly basis. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset group, or a current expectation that an asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the property and equipment asset groups, as well as specific appraisals in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other property and equipment asset groups. If the future undiscounted cash flows result in a value that is less than the carrying value, then the long-lived asset is considered impaired and a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair value. Various factors that the Company uses in determining the impact of these assessments include the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such asset groups, and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. Because judgment is involved in determining the fair value of property and equipment asset groups, there is risk that the carrying value of these assets may require adjustment in future periods.

Convergys Corporation 2013 Annual Report 46

Software Development Costs
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

Internal Use Software
The Company capitalizes certain expenditures for software that is purchased or internally developed for use in the business. During 2013, 2012, and 2011, internally developed software amounts capitalized were $1.0, $6.8 and $3.8, respectively. Amortization of internal use software begins when the software is ready for service and continues on the straight-line method over the estimated useful life.

Goodwill and Other Intangibles
As discussed more fully in Note 6, goodwill is reviewed at the reporting unit level for impairment as of October 1 each year and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable.

As a result of the adoption of Accounting Standards Update (ASU) No. 2011-08 "Testing goodwill for impairment," effective January 1, 2012, we first assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategies and financial performance, when evaluating potential for impairment of goodwill. If, after completing such assessment, it is determined more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test.

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

Fair value of the reporting unit is determined using a combination of the market approach and the income approach. Under the market approach, fair value is based on revenue and earnings multiples for guideline public companies in the reporting unit's peer group. The market approach requires significant judgment regarding the selection of guideline companies. Under the income approach, value is dependent on the present value of net cash flows to be derived from the ownership. The income approach requires significant judgment including estimates about future cash flows and discount rates. A combination of methodologies is used and weighted appropriately for reporting units with significant adverse changes in business climate.

Other intangibles, primarily customer relationship assets and trademarks, are amortized over a straight-line basis with estimated useful lives ranging from four to twelve years and are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts.

Postemployment Benefits
The funded status of the Company’s pension and other postretirement benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (PBO) and for the other postretirement benefit plans the benefit obligation is the accumulated postretirement benefit obligation (APBO). The PBO represents the actuarial present value of benefits expected to be paid upon retirement. For active plans, the present value reflects estimated future compensation levels. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. The measurement of the benefit obligation is based on the Company’s estimates and actuarial valuations. These valuations reflect the terms of the plans and use participant-specific

Convergys Corporation 2013 Annual Report 47

information such as compensation, age and years of service, as well as certain key assumptions that require significant judgment, including, but not limited to, estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates. For additional information regarding plan assumptions and the current financial position of the pension and other postretirement plans, see Note 9.

The Company provides severance benefits to certain employees. The Company accrues the benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.

Government Grants
From time to time, the Company receives grants from local or state governments as an incentive to locate or retain operations in their jurisdictions. Depending on the arrangement, the grants are either received up-front or at the time the Company achieves the milestones set forth in the grant. The Company’s policy is to record the grant funds received as deferred credit and to amortize the deferred credit as a reduction of cost of providing services and products sold or selling, general and administrative expense as the milestones are met over the term of the grant. The terms of the grants generally range from one to fifteen years.

Derivative Instruments
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

All derivatives, including foreign currency exchange contracts, are recognized in the Consolidated Balance Sheets at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. On the date the derivative contract is entered into, the Company determines whether the derivative contract qualifies for designation as a hedge. For derivatives that are designated as hedges, the Company further designates the hedge as either a fair value or cash flow hedge; all currently existing hedges have been designated as cash flow hedges. Changes in the fair value of derivatives that are highly effective and designated as fair value hedges would be recorded in the Consolidated Statements of Income along with the loss or gain on the hedged asset or liability. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are reported as a component of Other Comprehensive (Loss) Income and reclassified into earnings in the same line-item associated with the forecasted transaction and in the same periods during which the hedged transaction impacts earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to forecasted transactions, respectively. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

The Company also periodically enters into forward exchange contracts and options that are not designated as hedges. The purpose of the majority of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. The Company records changes in the fair value of these derivative instruments in the Consolidated Statements of Income within Other income, net.

Investments
Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Currently all investment securities are classified as trading, and are reported within short-term investments in the Consolidated Balance Sheets. Trading securities are carried at fair value, with gains and losses, both realized and unrealized, reported in Other income, net in the Consolidated Statements of Income. The cost of securities sold is based upon the specific identification method. Interest and dividends on securities classified as trading is included in Other income, net.

Fair Value Measurements
The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market

Convergys Corporation 2013 Annual Report 48

participants at the measurement date. When determining the fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

New Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The standard requires an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For reclassification items not required under U.S. GAAP to be reclassified directly to net income in their entirety in the same reporting period, an entity is required to cross-reference to other disclosures currently required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 applies to all public and private companies that report items of other comprehensive income. ASU 2013-02 was effective for reporting periods beginning after December 15, 2012, with prospective adoption required. The Company adopted ASU 2013-02 effective January 1, 2013. See Note 15.

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, "Intangibles - Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment." The standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The approach is similar to the guidance in ASU 2011-08 finalized in 2011 for goodwill impairment testing. ASU 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted ASU 2012-02 effective January 1, 2013, which did not have a material effect on the consolidated financial statements.

In September 2011, the FASB, issued ASU No. 2011-08, "Intangibles - Goodwill and Other: Testing Goodwill for Impairment" (ASU 2011-08). This ASU simplifies the goodwill impairment assessment by permitting a company to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted ASU 2011-08 for its goodwill impairment test as of January 1, 2012, which did not have a material effect on the consolidated financial statements.

In May 2011, the FASB issued 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" (ASU 2011-04). The adoption of ASU 2011-04 conforms the meaning of fair value between U.S. GAPP and International Financial Reporting Standards (IFRS) and improves consistency of disclosures relating to fair value. This ASU requires a reporting entity to provide quantitative information about the significant unobservable inputs used in the fair value measurements categorized within Level 3 of the fair value hierarchy. The amendments in this update were effective for annual periods beginning after December 31, 2011. The Company adopted ASU 2011-04 as of January 1, 2012, which did not have a material effect on the consolidated financial statements.

3. DIVESTITURES AND DISCONTINUED OPERATIONS

Information Management
On May 16, 2012, the Company completed the sale of its Information Management line of business to NEC Corporation for $449.0 in cash. The Company recorded a gain of $99.8 pretax and $16.2, net of taxes in 2012. The sale of Information Management was a taxable transaction that resulted in $83.6 being recorded for the combined federal, state and foreign income tax obligations in 2012. The high effective tax rate is primarily due to a lower basis in net assets, including goodwill, for tax purposes compared to their book basis. The gain on sale included the elimination of $201.7 of goodwill and intangible assets. During 2013, the Company recorded an additional gain of $2.4, net of tax, as certain contingencies and tax positions were settled or adjusted.

The results of Information Management have been classified as discontinued operations for all periods presented. Certain costs previously allocated to the Information Management segment that do not qualify for discontinued operations accounting treatment are now reported as costs from continuing operations. Through the close of this transaction, these costs were $8.8 and $23.6 for 2012 and 2011, respectively. The Company has taken action to reduce these costs and the transition services revenue from services provided to the buyer subsequent to completion of the sale substantially offset the remainder of these costs. During 2013, the

Convergys Corporation 2013 Annual Report 49

Company earned $17.1 in revenue under these transition services agreements, compared to $13.8 as of December 31, 2012. While the transition services agreements vary in duration up to 24 months from the date of sale depending upon the type of service provided, the Company expects to substantially eliminate the underlying costs as the transition services are completed.

Summarized operating results of the Information Management business are as follows:

	Year Ended December 31,
	2013	2012	2011
Revenue	$—	$128.8	$328.8
Income before tax - Information Management operations (1)	—	23.7	58.2
(Loss) gain on disposition (2)	(6.4)	99.8	—
(Loss) income before income taxes	(6.4)	123.5	58.2
Income tax (benefit) expense:
Expense related to Information Management operations	—	7.9	12.4
(Benefit) expense related to gain on disposition	(8.8)	83.6	—
Income from discontinued operations, net of tax	$2.4	$32.0	$45.8

(1) Excludes costs previously allocated to Information Management that did not meet the criteria for presentation within discontinued operations of $8.8 and $23.6 for 2012 and 2011, respectively.

(2) Includes $22.8 of transaction costs related to the sale for 2012.

Finance and Accounting outsourcing line of business (F&A)
In January 2011, the Company completed the sale of F&A for approximately $10.0. The gain on the sale amounted to $7.0 before tax, recorded within Other income, net in the Consolidated Statements of Income, and $4.3 after tax in 2011. The gain on the sale included the elimination of $2.6 of goodwill and other intangible assets. The results of operations of F&A and the sale of F&A are not material to the Company's results of operations or financial condition and, therefore, are not reflected as discontinued operations for the periods presented.

HR Management
In June 2010, the Company substantially completed the sale of the HR Management line of business to NorthgateArinso, the Human Resource division of Northgate Information Solutions Limited, for approximately $93.0. As a result of the sale, the operating results related to HR Management have been reflected as discontinued operations. During 2012, the Company recorded a tax benefit of $40.4, as certain contingencies and tax positions were settled or adjusted. During 2011, the Company recorded a $6.5, reduction to the tax on gain.

4. EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Convergys Corporation 2013 Annual Report 50

		Continuing Operations		Discontinued Operations		Total
Shares (in Millions)	Shares	Net Income	Per Share Amount	Net Income	Per Share Amount	Per Share Amount
2013:
Basic EPS	103.3	$58.5	$0.57	$2.4	$0.02	$0.59
Effect of dilutive securities:
Stock-based compensation arrangements	1.2	—	(0.01)	—	—	(0.01)
Convertible Debt	4.7	—	(0.02)	—	—	(0.02)
Diluted EPS	109.2	$58.5	$0.54	$2.4	$0.02	$0.56
2012:
Basic EPS	112.2	$28.2	$0.25	$72.4	$0.65	$0.90
Effect of dilutive securities:
Stock-based compensation arrangements	2.1	—	—	—	(0.01)	(0.01)
Convertible Debt	2.8	—	(0.01)	—	(0.02)	(0.03)
Diluted EPS	117.1	$28.2	$0.24	$72.4	$0.62	$0.86
2011:
Basic EPS	120.2	$282.5	$2.35	$52.3	$0.44	$2.79
Effect of dilutive securities:
Stock-based compensation arrangements	2.1	—	(0.05)	—	(0.02)	(0.07)
Convertible Debt	0.6	—	—	—	—	—
Diluted EPS	122.9	$282.5	$2.30	$52.3	$0.42	$2.72

The diluted EPS calculation excludes the effect of 0.6, 1.0 and 3.7 of outstanding stock options for 2013, 2012 and 2011, respectively, because they are anti-dilutive. The calculation also excludes 0.3 performance-based restricted stock units granted in 2013 as performance criteria have not yet been fully defined.

As described more fully in Note 7, the Company issued approximately $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Convertible Debentures) in 2009. The 2029 Convertible Debentures were initially convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares per one thousand in principal amount of debentures. The conversion rate will be subject to adjustments for certain events outlined in the indenture governing the Debentures (the Indenture), including payment of dividends. As of December 31, 2013, the implied conversion rate for the Convertible Debentures was $11.80 per share, or eighty-four and seventy-one hundredths shares per one thousand in principal amount of debentures. There were 4.7, 2.8 and 0.6 dilutive shares related to the 2029 Convertible Debentures for 2013, 2012 and 2011, respectively.

Shareholders’ Equity
The Company repurchased 6.7 shares of its common stock during the year ended December 31, 2013 at an average price of $17.64 per share for a total of $119.0. Below is a summary of the Company’s share repurchases during 2013, 2012 and 2011:

2013	6.7	$119.0
2012	12.3	$184.4
2011	7.7	$96.8

At December 31, 2013, the Company has the authority to repurchase an additional $133.3 of outstanding common shares pursuant to current authorizations. This is reflective of approval by the Company's Board of Directors in February 2013 to increase the remaining authorized share repurchases to $250.0 in the aggregate. The timing and terms of any future transactions will depend on a number of considerations including market conditions and our liquidity and limits that may be applicable under the covenants in our credit agreement.

Preferred Shares
The Company is authorized to issue up to 5.0 preferred shares, of which 4.0 would have voting rights. At December 31, 2013 and 2012, there were no preferred shares outstanding.

Convergys Corporation 2013 Annual Report 51

Dividends
During 2012 and 2013, the Company's Board of Directors approved, and the Company has paid, the following dividends per common share:

Announcement Date	Record Date	Dividend Amount	Payment Date
May 8, 2012	June 22, 2012	$0.05	July 6, 2012
July 26, 2012	September 21, 2012	$0.05	October 5, 2012
October 23, 2012	December 21, 2012	$0.05	January 4, 2013
February 7, 2013	March 22, 2013	$0.06	April 5, 2013
April 30, 2013	June 21, 2013	$0.06	July 5, 2013
July 30, 2013	September 20, 2013	$0.06	October 4, 2013
November 6, 2013	December 27, 2013	$0.06	January 10, 2014

On February 5, 2014, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.06 per common share to be paid on April 4, 2014 to shareholders of record as of March 21, 2014.

The Board expects that future cash dividends will be paid on a quarterly basis. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on the Company's future earnings, cash flow, financial condition, financial covenants and other relevant factors.

5. INVESTMENT IN CELLULAR PARTNERSHIPS

On July 1, 2011, the Company completed the sale of its 33.8% limited partnership interest in the Cincinnati SMSA Limited Partnership and its 45.0% limited partnership interest in the Cincinnati SMSA Tower Holdings LLC (collectively referred to as the Cellular Partnerships) to AT&T. AT&T is the general and a limited partner of both Cincinnati SMSA Limited Partnership and Cincinnati SMSA Tower Holdings LLC with partnership interests prior to Convergys' sale of its interests of approximately 66.0% and 53.0%, respectively. The Company received approximately $320.0 in cash proceeds upon closing. The Company's interests in the Cellular Partnerships did not qualify as discontinued operations; therefore, the gain has been reported within income from continuing operations and no reclassification of prior results is required. The gain on sale of its interests in the Cellular Partnerships was $265.0, or $171.8 net of tax. Prior to the sale, the Company accounted for its interest in the Cellular Partnerships under the equity method of accounting.

Since the Cellular Partnerships were organized as limited partnerships, the partners are responsible for income taxes applicable to their share of taxable income generated by the Cellular Partnerships. The net income of the Cincinnati SMSA Limited Partnership reflected in the following table does not include any provision for income taxes incurred by the partners.

	Year Ended December 31,
	2013	2012	2011
Revenues	$—	$—	$359.8
Income from operations	—	—	61.2
Net income	—	—	60.8

The Company’s equity in earnings of equity method investees for the three years ended December 31, 2013, 2012 and 2011, respectively, is as follows:

	Year Ended December 31,
	2013	2012	2011
Convergys’ equity in earnings of Cincinnati SMSA Limited Partnership	$—	$—	$20.5
Convergys’ equity in earnings of Cincinnati SMSA Tower Holdings LLC	—	—	0.9
Transaction costs related to the sale of Convergys' interests in Cellular Partnerships	—	—	(1.2)
Gain on sale of Convergys' interests in Cellular Partnerships	—	—	265.0
Total earnings and gain from Cellular Partnerships, net	$—	$—	$285.2

Convergys Corporation 2013 Annual Report 52

6. GOODWILL AND OTHER INTANGIBLE AND LONG-LIVED ASSETS

Acquisition of Datacom
On April 30, 2013, the Company acquired the business process outsourcing operations of New Zealand-based Datacom, including contact centers in Kuala Lumpur, Malaysia and Manila, Philippines. The purchase price of $20.0 AUD (approximately $20.0USD) included $15.0 of cash paid at closing and assumptions of $5.3 of debt obligations which were immediately paid by the Company, as well as working capital adjustments that were finalized during 2013. In connection with the acquisition, the Company recognized $12.2 of goodwill and $7.0 of customer relationship intangible asset. The customer relationship intangible asset is being amortized over an estimated economic useful life of 8 years. The determination of the useful life was based upon consideration of market participant and transaction specific factors. The Company included various industry studies, historical acquisition experience, economic factors, future cash flows of the combined company and the relative stability of the acquired customer base. The acquired goodwill is not expected to be deductible for tax purposes. The intangible assets fall within Level 3 of the fair value hierarchy under U.S. GAAP.

Goodwill
The Company tests goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Goodwill impairment testing is performed at the reporting unit level, one level below the business segment. The Company's reporting units are Customer Management - Agent Services and Customer Management - Customer Interaction Technology (CIT).

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

The sale of the Information Management business impacted the sale of certain products developed by the CIT reporting unit and co-marketed by CIT and the Information Management business. Due in part to this transition, the fair value of the CIT reporting unit was determined to be less than its carrying value. The conclusion of step two of the impairment analysis resulted in the impairment of the entire $46.0 goodwill balance of this reporting unit. The Company, therefore, recorded a $46.0 ($44.4 net of tax) goodwill impairment charge, included within the asset impairment changes and other caption in the accompanying Consolidated Statements of Income during 2012. Fair value was determined based on discounted cash flow analysis which contains significant unobservable inputs that fell within Level 3 of the fair value hierarchy under U.S. GAAP.

The most recent annual impairment test performed as of October 1, 2013, indicated that the fair value of the Customer Management - Agent Services reporting unit was substantially in excess of its carrying values. Despite that excess, however, impairment charges could still be required if a divestiture decision were made or other significant economic events occurred with respect to the reporting unit. Subsequent to our October 1, 2013 annual impairment test, no indications of an impairment were identified.

Below is a progression of goodwill for 2013 and 2012:

Balance at December 31, 2011	$621.5
Impairment	(46.0)
Foreign currency and other	2.2
Balance at December 31, 2012	$577.7
Acquisitions	12.2
Foreign currency and other	(0.5)
Balance at December 31, 2013	$589.4

Other Intangible Assets
The Company’s other intangible assets, primarily acquired through business combinations, are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts. No impairment charges were recognized in any period presented. As of December 31, 2013 and 2012, the Company’s other intangible assets consisted of the following:

Convergys Corporation 2013 Annual Report 53

2013	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified with Property & Equipment)	$41.3	$(31.0)	$10.3
Trademarks	10.0	(10.0)	—
Customer relationships and other intangibles	126.3	(105.9)	20.4
Total	$177.6	$(146.9)	$30.7
2012
Software (classified with Property & Equipment)	$41.3	$(26.5)	$14.8
Trademarks	10.0	(10.0)	—
Customer relationships and other intangibles	119.5	(100.6)	18.9
Total	$170.8	$(137.1)	$33.7

The intangible assets are being amortized using the following amortizable lives: 5 to 8 years for software and 7 to 12 years for customer relationships and other intangibles. The remaining weighted average depreciation period for software is 2.7 years. The remaining weighted average amortization period for customer relationships and other intangibles is 6.5 years. Amortization of software is included within depreciation expense as the underlying assets are classified within property and equipment.

Amortization expense for intangibles was $5.3 and $6.3 for the years ended December 31, 2013 and 2012, respectively and the related estimated expense for the five subsequent fiscal years is as follows:

For the year ended 2014	$4
For the year ended 2015	3
For the year ended 2016	3
For the year ended 2017	3
For the year ended 2018	3
Thereafter	5

Long-Lived Assets
The Company evaluates its property and equipment when events or circumstances indicate a possible inability to recover their carrying amounts. During 2012, the Company committed to a plan to sell its Corporate office facilities in Cincinnati, Ohio. The facility met the "Held-for-Sale" criteria set forth in U.S. GAAP; the book value was adjusted to its fair value less costs to sell, resulting in an impairment charge of $42.6 ($27.0 after tax) recorded during the second quarter of 2012. During 2013, the Company committed to sell an additional facility in Dallas, Texas which also resulted in "Held-for-Sale" classification. During 2013, the Company recognized a net impairment loss of $1.5 to adjust both facilities to fair value less costs to sell at the date of sale to a third-party buyer. The Company measured assets held-for-sale at the lower of net book value or fair value less cost to sell. Fair value and cost to sell estimates were based on corroborative market data, which is a Level 2 input of the fair value hierarchy under U.S. GAAP. The Company completed the sale of these facilities in July 2013 resulting in cash collections of $47.6.

7. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following:

	At December 31,
	2013	2012
Revolving credit facility	$—	$—
2029 Convertible Debentures	59.5	58.4
Capital Lease Obligations	1.6	2.2
Accounts Receivable Securitization	—	—
Total debt	61.1	60.6
Less current maturities	0.9	0.7
Long-term debt	$60.2	$59.9
Weighted average effective interest rates:
2029 Convertible Debentures	6.6%	6.5%

Convergys Corporation 2013 Annual Report 54

Revolving Credit Facility
On March 11, 2011, the Company entered into a $300 Four-Year Competitive Advance and Revolving Credit Facility Agreement (the 2011 Credit Facility). The 2011 Credit Facility replaced the Company's $400 Five-Year Competitive Advance and Revolving Credit Facility (the Prior Credit Facility), dated as of October 20, 2006 and as amended subsequently, among Convergys and a group of financial institutions. In connection with Convergys' entry into the 2011 Credit Facility, Convergys terminated the Prior Credit Facility.

Convergys has two borrowing options available under the 2011 Credit Facility: (i) a competitive advance option which will be provided on an uncommitted competitive advance basis through an auction mechanism and (ii) a revolving credit option which will be provided on a committed basis. Under each option, amounts borrowed and repaid may be re-borrowed subject to availability. The 2011 Credit Facility includes certain restrictive covenants including maintenance of interest coverage and debt-to-EBITDA ratios (as defined in the 2011 Credit Facility). The Company’s interest coverage ratio cannot be less than 4.00 to 1.00 as determined on a rolling four quarter basis. The Company’s debt-to-EBITDA ratio cannot be greater than 3.00 to 1.00 until December 31, 2012 and 2.75 to 1.00 after December 31, 2012. The 2011 Credit Facility also contains customary representations and warranties. In the event of default, the lenders may terminate the commitments and declare the amounts outstanding, and all accrued interest, immediately due and payable. The maturity date of the 2011 Credit Facility is March 11, 2015 except that upon satisfaction of certain conditions, Convergys may extend the maturity date by one year twice during the term. Convergys pays an annual facility fee regardless of utilization. At December 31, 2013, the facility was undrawn. The Company was in compliance with all covenants at December 31, 2013.

Convertible Debentures
In December 2004, the Company issued $250.0 in 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009. During 2009, the Company announced an offer to exchange one thousand twenty dollars in principal amount of its 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) for each one thousand dollars in principal amount of its 4.875% Senior Notes. Convergys issued a total of $125.0 aggregate principal amount of the 2029 Convertible Debentures in exchange for $122.5 of the 4.875% Senior Notes. At the date of issuance, the Company recognized the liability component of the 2029 Convertible Debenture at its fair value of $56.3. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the value of the conversion feature at issuance, was recognized as the difference between the proceeds from the issuance of the debentures and the fair value of the liability component, after adjusting for the deferred tax impact of $32.7. The 2029 Convertible Debentures were issued at a coupon rate of 5.75%, which was below that of a similar instrument that does not have a conversion feature. Therefore, the valuation of the debt component, using the income approach, resulted in a debt discount. The debt discount will be amortized over the life of a similar debt instrument without a conversion feature, which the Company determined to equal the contractual maturity of the 2029 Convertible Debentures. Amortization is based upon the effective interest rate method and will be included within the interest expense caption in the accompanying Consolidated Statements of Income.

The 2029 Convertible Debentures are convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares of the Company’s common stock per one thousand dollars in principal amount of debentures. As of December 31, 2013, the implied conversion rate for the Convertible Debentures was $11.80 per share, or eighty-four and seventy-one hundredths per one thousand in principal amount of debentures. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2029 Convertible Debentures and settle the remainder of the debentures in cash or stock at the Company’s option.

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

Convergys Corporation 2013 Annual Report 55

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

The 2029 Convertible Debentures, which pay a fixed rate of interest semi-annually, have a contingent interest component that will require the Company to pay interest based on the trading price of the debentures exceeding a specified threshold at specified times, commencing on September 15, 2019, as outlined in the Indenture. The maximum amount of contingent interest that will accrue is 0.75% per annum of the average trading price of the debentures during the periods specified in the Indenture. The fair value of this embedded derivative was not significant at December 31, 2013 and 2012.

As of December 31, 2013, the 2029 Convertible Debentures “if-converted” value was $222.9. Based on quoted market prices at December 31, 2013, the fair value of the Company’s 2029 Convertible Debentures is $241.5.

Asset Securitization Facility
During June 2011, the Company extended the terms of an asset securitization facility collateralized by accounts receivable of certain of the Company's subsidiaries, with a purchase limit to $150.0 expiring in June 2014. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. As of December 31, 2013 and December 31, 2012, this facility was undrawn. As discussed more fully in Note 18, in January 2014, the Company extended the term of this facility to January 6, 2017.

At December 31, 2013, future minimum payments of the Company’s debt and capital lease arrangements are as follows:

2014	$0.9
2015	0.7
2016	—
2017	—
2018	—
Thereafter	125.0
Total	$126.6

8. RESTRUCTURING

2013 Restructuring
During 2013, the Company recorded a severance charge of $4.3, impacting approximately 800 employees. These actions were initiated to continue the Company's efforts to refine its operating model and reduce costs. The severance charge is expected to be substantially paid in cash by June 30, 2014. The total remaining liability under this severance-related restructuring plan, which is included within Payables and other current liabilities on the Company's Consolidated Balance Sheets was $2.3 as of December 31, 2013. The Company also recorded other restructuring expense of $1.1 during 2013.

2012 Restructuring
During 2012, the Company recorded restructuring charges of $11.6, consisting of $11.4 of severance-related charges and $0.2 of facility-related charges, as described below. The $11.4 of severance-related charges impacted approximately 100 professional employees and reflects the changes in the Company's executive management team and realignment of Corporate overhead as a result of the sale of the Information Management business. These severance-related charges were fully paid in cash by December 31, 2013, pursuant to the Company's severance policies. As of December 31, 2012, the remaining liability under this severance-related restructuring plan, which was included within Payables and other current liabilities on the Company's Consolidated Balance Sheets was $5.2. This amount was fully settled during 2013.

2011 Restructuring
During 2011, the Company initiated operational changes that resulted in severance costs of $1.2 largely to reduce headcount and align resources to future business needs. These severance actions impacted approximately 50 professional employees worldwide and charges were largely paid in cash pursuant to the Company's existing severance policy and employment agreements. These actions were substantially completed by the end of 2011. The liability under this plan was fully settled during 2012.

Convergys Corporation 2013 Annual Report 56

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

	2013	2012	2011
Balance at January 1	$0.3	$0.5	$4.9
Facility charge	—	0.2	—
Facility payment	(0.3)	(0.4)	(4.4)
Balance at December 31	$—	$0.3	$0.5

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

Based on the funded status of the cash balance plan and mandatory legislative requirements under the Pension Protection Act, beginning April 29, 2009, lump sum payments from the cash balance plan were partially restricted. In December 2012, the Company made contributions to the plan to satisfy funding requirements for 2013. Subsequently, on January 18, 2013, the Company received an Adjusted Funding Target Attainment Percentage (AFTAP) certification stating that the 2013 AFTAP for the defined benefit plan is 80 percent or higher. Accordingly, limitations on accelerated benefit distributions and benefit accruals no longer apply as of the date of the certification. The Company’s measurement date for all plans is December 31. The projected unit credit cost method is used for determining the unfunded executive pension cost for financial reporting purposes. The plan assumptions are evaluated annually and are updated as necessary.

Components of pension cost and other amounts recognized in other comprehensive income for the defined benefit plans are as follows:

	Year Ended December 31,
	2013	2012	2011
Service cost	$5.0	$3.7	$2.8
Interest cost on projected benefit obligation	10.8	11.6	12.0
Expected return on plan assets	(10.0)	(11.6)	(11.4)
Amortization and deferrals—net	11.6	17.2	8.7
Curtailment benefit	—	(0.2)	—
Settlement charge	13.4	6.8	—
Total pension cost	$30.8	$27.5	$12.1
Other comprehensive income	$46.9	$11.8	$29.5

During 2013, the Company recognized non-cash pension settlement charges of $13.4, resulting from a high volume of lump sum distributions. The settlement loss of $6.8 and curtailment benefit of $0.2 in 2012 related to the impact of the sale of the Information

Convergys Corporation 2013 Annual Report 57

Management business. Pension cost for the defined benefit plans related to discontinued operations included in the table above for 2012 and 2011 was $1.6 and $3.0, respectively.

The reconciliation of the defined benefit plans' projected benefit obligation and the fair value of plan assets for the years ended December 31, 2013 and 2012 are as follows:

	At December 31,
	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$265.5	$252.5
Service costs	5.0	3.7
Interest cost	10.8	11.6
Actuarial (gain) loss	(6.2)	22.2
Curtailment gain	—	(3.8)
Benefits paid	(47.0)	(20.7)
Benefit obligation at end of year	$228.1	$265.5
Change in plan assets:
Fair value of plan assets at beginning of year	$171.7	$140.4
Actual return on plan assets	25.7	18.7
Employer contribution	12.5	33.3
Benefits paid	(47.0)	(20.7)
Fair value of plan assets at end of year	$162.9	$171.7
Funded status	$(65.2)	$(93.8)
Amounts recognized in the Consolidated Balance Sheets consisted of:
Current liability	$(4.6)	$—
Non-current liability	$(60.6)	$(93.8)
Accumulated other comprehensive income (loss)	$(55.5)	$(102.4)

Accumulated other comprehensive loss at December 31, 2013 and 2012 includes unrecognized actuarial losses of $55.5 ($34.6 net of tax) and $102.4 ($63.9 net of tax), respectively. The actuarial loss included in accumulated other comprehensive loss that is expected to be recognized in net periodic pension cost during 2014 is $7.9. The accumulated benefit obligation for the defined benefit plans was $228.1 and $265.5 at December 31, 2013 and 2012, respectively.

Estimated future benefit payments from the defined benefit plans are as follows:

2014	$21.3
2015	15.4
2016	16.1
2017	16.9
2018	17.4
2019 - 2023	84.7
Total	$171.8

Components of pension cost and other amounts recognized in other comprehensive loss for the unfunded executive pension plans are as follows:

Convergys Corporation 2013 Annual Report 58

	Year Ended December 31,
	2013	2012	2011
Service cost	$—	$—	$0.7
Interest cost on projected benefit obligation	0.4	1.0	1.3
Amortization and deferrals—net	0.2	(0.2)	(0.1)
Curtailment loss (benefit), net	—	0.1	(2.4)
Settlement gain	(0.3)	(0.2)	—
Total pension cost (benefit)	$0.3	$0.7	$(0.5)
Other comprehensive loss	$(1.0)	$(1.9)	$(1.3)

During 2013, the Company recognized a settlement gain of $0.3 related to the unfunded executive compensation plan. In 2012, the Company recognized a settlement gain of $0.2 under the executive pension plan. The settlement gain was partially offset by a $0.1 curtailment loss related to the impact of the sale of the Information Management line of business and subsequent corporate restructuring initiatives. In 2011, the Company froze the executive deferred compensation plan and recognized a $0.9 curtailment benefit. The Company also recognized a $1.5 curtailment benefit during 2011 related to the resignation of a senior executive.

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

The reconciliation of the unfunded executive pension plans’ projected benefit obligation for the years ended December 31, 2013 and 2012 is as follows:

	At December 31,
	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$21.1	$24.6
Interest cost	0.4	1.0
Actuarial loss	0.9	1.1
Curtailment loss	—	0.5
Benefits paid	(8.2)	(6.1)
Benefit obligation at end of year	$14.2	$21.1
Funded status	$(14.2)	$(21.1)
Amounts recognized in the Consolidated Balance Sheets consisted of:
Current liability	$(2.8)	$(8.8)
Non-current liability	$(11.4)	$(12.3)
Accumulated other comprehensive income	$1.3	$2.3

Total benefits paid of $8.2 were made via employer contributions.

Accumulated other comprehensive loss at December 31, 2013 and 2012 includes unrecognized actuarial gains of $1.3 ($0.8 net of tax), and $2.3 ($1.4 net of tax). The accumulated benefit obligation for the unfunded executive pension plans was $14.2 and $21.1 at December 31, 2013 and 2012, respectively. The prior service cost expected to be recognized in net periodic pension cost during the year ending December 31, 2014 is $0.2.

Estimated future benefit payments from the unfunded executive plans are as follows:

Convergys Corporation 2013 Annual Report 59

2014	$2.8
2015	1.9
2016	1.8
2017	1.2
2018	0.9
2019 - 2023	8.1
Total	$16.7

The following weighted-average rates were used in determining the benefit obligations at December 31:

	2013			2012
Discount rate—projected benefit obligation	4.25%	-	4.90%	3.00%	-	6.20%
Future compensation growth rate	2.50%	-	4.00%	4.00%	-	4.50%
Expected long-term rate of return on plan assets	6.75%	-	8.00%	7.50%	-	8.00%

The following weighted-average rates were used in determining the pension cost for all years ended December 31:

	2013			2012			2011
Discount rate—projected benefit obligation	3.00%	-	4.61%	4.25%	-	6.20%	5.20%	-	7.80%
Future compensation growth rate	4.00%			4.00%	-	4.50%	4.00%	-	5.50%
Expected long-term rate of return on plan assets	6.75%	-	8.00%	7.50%	-	8.00%	7.50%	-	8.00%

The range of discount rates utilized in determining the pension cost and projected benefit obligation of the Company's defined benefit plans reflects a lower prevalent rate applicable to the frozen cash balance plan for eligible employees in North America and a higher applicable rate for the unfunded defined benefit plan for certain eligible employees in the Philippines. The Philippine plan represented approximately 13% and 8% of the Company's total projected benefit obligation for all plans as of December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012, plan assets for the cash balance plan consisted of common/collective trusts (of which approximately 63% are invested in equity backed funds and 37% in funds invested in fixed income instruments, including cash), an equity fund and Convergys common stock. At December 31, 2013, the Company’s targeted allocation was 65% equity and 35% fixed income. Plan assets for the cash balance plan included $4.9 and $4.7 of the Company’s common shares at December 31, 2013 and 2012, respectively. The investment objectives for the plan assets are to generate returns that will enable the plan to meet its future obligations. The Company’s expected long-term rate of return was determined based on the asset mix of the plan, projected returns, past performance and other factors. The Company contributed $10.0 and $20.0 in 2013 and 2012, respectively, to fund its cash balance plan, which satisfied its 2014 Employee Retirement Income Security Act of 1974 (ERISA) funding requirements. There were no current year contributions in December 2013 to satisfy the 2014 funding requirement. No plan assets are expected to be returned to the Company during 2014.

The following table sets forth by level, within the fair value hierarchy, the cash balance plan’s assets at fair value as of December 31, 2013 and 2012:

Investments	December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/Collective trusts	$154.5	$—	$154.5	$—
Convergys common stock	4.9	4.9	—	—
Equity fund	3.5	—	—	3.5
Total investments	$162.9	$4.9	$154.5	$3.5

Convergys Corporation 2013 Annual Report 60

Investments	December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/Collective trusts	$162.7	$—	$162.7	$—
Convergys common stock	4.7	4.7	—	—
Equity fund	4.3	—	—	4.3
Total investments	$171.7	$4.7	$162.7	$4.3

There were no transfers between the three levels of the fair value hierarchy during the years ended December 31, 2013 and 2012. For additional information on the fair value hierarchy, see Note 13.

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

	Year Ended December 31
	2013	2012
Balance, beginning of year	$4.3	$3.9
Unrealized (losses) gains relating to instruments still held at the reporting date	(0.8)	0.4
Balance, end of year	$3.5	$4.3

Savings Plans
The Company sponsors a defined contribution plan covering substantially all U.S. employees. The Company’s contributions to the plan are based on matching a portion of the employee contributions. In 2011, the Company's matching contribution changed from 100% of the first 5% to 100% of the first 3% of eligible employee contributions. As a result, total Company contributions to the defined contribution plan were $5.5 in 2013 compared to $6.7 and $9.5 for 2012 and 2011, respectively. Plan assets for these plans included 1.2 ($25.8) and 1.5 ($25.3) of Company’s common shares at December 31, 2013 and 2012, respectively.

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

The Company funds life insurance benefits of certain retirees through a Voluntary Employee Benefit Association (VEBA) trust. Contributions to the plan consist of (1) compensation or pension benefit deductions that the participant directs the Company, which is also the Plan Sponsor, to deposit into the plan on their behalf based on the coverage the participant has elected under the plan,

Convergys Corporation 2013 Annual Report 61

and (2) amounts the Company pays to the plan that are in excess of the participant-directed deductions. Contributions to the VEBA are subject to IRS limitations developed using the aggregate cost method. At December 31, 2006, the Company eliminated the postretirement life insurance plan benefits for non-retirement eligible employees. The Company’s postretirement benefit plan benefit was $4.3, $9.5, and $3.4 for 2013, 2012 and 2011, respectively. The amounts included within accumulated other comprehensive loss related to these benefits were $4.6 and $6.6 at December 31, 2013 and 2012, respectively.

Components of other post-employment benefit plan cost and other amounts recognized in other comprehensive (loss) income for the postretirement health and life insurance plans are as follows:

	2013	2012	2011
Service cost	$—	$—	$0.2
Interest cost on projected benefit obligation	0.2	0.3	0.9
Expected return on plan assets	(0.4)	(0.5)	(0.5)
Amortization and deferrals—net	(3.8)	(5.5)	(4.0)
Curtailment benefit	(0.3)	(3.8)	—
Total other benefit	$(4.3)	$(9.5)	$(3.4)
Other comprehensive (loss) income	$(2.0)	$8.3	$(14.1)

The reconciliation of the postretirement health and life insurance plan’s projected benefit obligation and the fair value of plan assets for the years ended December 31, 2013 and 2012 are as follows:

	At December 31,
	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$6.9	$8.6
Interest cost	0.2	0.3
Plan amendment	(1.3)	—
Actuarial gain	(0.9)	(0.8)
Curtailment	—	(0.6)
Benefits paid	(0.4)	(0.6)
Benefit obligation at end of year	$4.5	$6.9
Change in plan assets:
Fair value of plan assets at beginning of year	$6.0	$7.0
Actual return on plan assets	0.1	0.1
Employer contribution	(0.8)	(0.5)
Benefits paid	(0.4)	(0.6)
Fair value of plan assets at end of year	$4.9	$6.0
Funded status	$0.4	$(0.9)
Amounts recognized in the Consolidated Balance Sheets consisted of:
Non-current assets	$1.2	$1.8
Current liability	$(0.2)	$(0.3)
Non-current liability	$(0.6)	$(2.4)
Accumulated other comprehensive income	$4.6	$6.6

Estimated future benefit payments from the postretirement health and life plan are as follows:

2014	$0.3
2015	0.3
2016	0.3
2017	0.3
2018	0.2
2019 - 2023	1.3
Total	$2.7

Convergys Corporation 2013 Annual Report 62

Plan assets for the postretirement health and life plan of $4.9 and $6.0 at December 31, 2013 and 2012, respectively, are comprised of money market accounts, a Level 1 asset. The Company expects to make $0.2 in contributions in 2014 to fund its post retirement health and life plan. No plan assets are expected to be returned to the Company during 2014.

10. STOCK-BASED COMPENSATION PLANS

At December 31, 2013, the Company had 38.0 common shares that were authorized for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan (Convergys LTIP), as amended on January 28, 2011. The Company granted stock options in 2012 and 2011 with exercise prices that are no less than market value of the stock at the grant date and have a ten-year term and vesting terms of two to three years. The Company also grants certain employees and Directors restricted stock units. The restricted stock units do not possess voting rights and consist of both time-related and performance-related units. The restrictions for the time-related restricted stock units generally lapse one to three years after the grant date. The performance-related units vest upon the Company’s satisfaction of certain financial targets. Performance-related units that have not vested by the end of three years from the grant date (i.e., the performance conditions for vesting of those units have not been met within that period) are forfeited.

The following table shows certain information as of December 31, 2013, with respect to compensation plans under which common shares are authorized for issuance:

	Number of Common Shares to be Issued Upon Exercise	Weighted Average Exercise Price	Common Shares Available for Future Issuance
Equity compensation plans approved by shareholders
Stock options	0.8	$13.11	—
Restricted stock units	2.0	—	—
	2.8	$13.11	9.1

The Company’s operating results reflect long-term incentive plan expense of $13.4, $21.0 and $17.0 for 2013, 2012 and 2011, respectively. Long-term incentive plan expense related to discontinued operations was $1.4, and $2.6 for 2012 and 2011, respectively. Long-term incentive plan expenses include: (a) incentive plan expense that is paid in cash based on relative shareholder return, and (b) stock compensation expense. Stock compensation expense for 2013, 2012 and 2011 was $13.4, $21.6 and $17.4, respectively.

Stock Options
Presented below is a summary of Company stock option activity:

Shares (in Millions)	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2011	5.7	$31.66
Options exercisable at January 1, 2011	5.7	31.66
Granted	0.7	13.79
Exercised	(0.2)	11.68
Forfeited	(2.3)	41.50
Options outstanding at December 31, 2011	3.9	$23.90
Options exercisable at December 31, 2011	3.2	$25.97
Granted	0.7	12.79
Exercised	(1.0)	11.62
Forfeited	(2.4)	31.33
Options outstanding at December 31, 2012	1.2	$12.91
Options exercisable at December 31, 2012	0.3	$11.86
Exercised	(0.3)	12.24
Forfeited	(0.1)	13.31
Options outstanding at December 31, 2013	0.8	$13.11
Options exercisable at December 31, 2013	0.2	$13.14

Convergys Corporation 2013 Annual Report 63

Approximately one-half of the stock options granted during 2012 and 2011 vest in two years and the remaining vest in three years. The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. For the 2012 grants, the weighted average fair value at grant date of $3.43 per option granted included assumptions of a strike price of $12.79, a 30.74% implied volatility, an expected term of 4.5 years, a risk-free rate of 0.76%, and a dividend yield of 0.00%. These 2012 option grants resulted in stock compensation expense of $0.6 and $0.7 in 2013 and 2012, respectively. For the 2011 grants, the weighted average fair value at grant date of $4.06 per option granted included assumptions of a strike price of $13.79, a 31.11% implied volatility, an expected term of 4.5 years, a risk-free rate of 2.12%, and a dividend yield of 0.00%. These 2011 option grants resulted in stock compensation expense of $0.3 in 2013 and 2012 and $1.0 in 2011. Expected volatility is based on the unbiased standard deviation of the Company's common stock over the option term. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option for the expected term of the instrument. The dividend yield reflects an estimate of dividend payouts over the term of the award.

The weighted average grant date fair value per share for the outstanding and exercisable options at December 31, 2013 was $3.74 and $4.01, respectively.

The following table summarizes the status of the Company stock options outstanding and exercisable at December 31, 2013:

Shares (in millions)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.0 to $11.55	0.1	1.1	$10.88	0.1	1.1	$10.88
$11.56 to $21.81	0.7	7.6	13.25	0.1	7.1	13.76
Total	0.8	7.2	$13.11	0.2	5.8	$13.14

The aggregate intrinsic value of stock options exercised was $1.3 in 2013, $3.3 in 2012 and $0.7 in 2011. The actual tax benefit realized from the exercised stock options was $0.3 in 2013, $0.7 in 2012 and $0.1 in 2011. No stock options vested during 2013 or 2012. As of December 31, 2013, the aggregate intrinsic value was $6.7 for both stock options outstanding and exercisable. Intrinsic value represents the Company's closing price on the last trading day of the year in excess of the weighted average exercise price for those tranches of options with a weighted average exercise price less than the closing price multiplied by the number of options outstanding or exercisable.

Restricted Stock Units
During 2013, 2012 and 2011, the Company granted 1.1, 1.6 and 1.5 shares, respectively, of restricted stock units. The weighted average fair values of these grants were $16.35, $13.11 and $13.67, respectively. Included in the total grants were 0.4, 0.6 and 0.5 of performance-related restricted stock units for 2013, 2012 and 2011, respectively.

The 2013 performance-related grants include 0.3 shares that provide for payout based upon the extent to which the Company achieves certain EPS targets, as determined by the Compensation and Benefits Committee and the Board of Directors, over a three-year period. Payout levels range from 50% to 200% of award shares earned. No payout can be earned if performance is below the minimum threshold level. As the targets for the second and third year have not yet been set, the key terms have not been effectively communicated to the recipients, and as such the expense related to these grants cannot be recognized until the key terms are established. These grants have been excluded from the table below. The remaining 0.1 of performance-based shares granted in 2013 vested immediately.

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

The total compensation cost related to non-vested restricted stock and restricted stock units not yet recognized as of December 31, 2013 was approximately $10.1 based on current estimates of the performance metrics, which is expected to be recognized over a weighted average of 0.9 years. Changes to non-vested restricted stock and restricted stock units for the years ended December 31, 2013 and 2012 were as follows:

Convergys Corporation 2013 Annual Report 64

Shares (in millions)	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2011	3.9	$11.08
Granted	1.6	13.11
Vested	(2.2)	10.17
Forfeited	(0.8)	11.96
Non-vested at December 31, 2012	2.5	12.91
Granted	1.1	16.35
Vested	(1.5)	13.42
Forfeited	(0.1)	13.95
Non-vested at December 31, 2013	2.0	$14.32

The aggregate intrinsic value of non-vested restricted stock units was $35.1 at December 31, 2013.

11. COMMITMENTS AND CONTINGENCIES

Commitments
The Company leases certain facilities and equipment used in its operations. Total rent expense was $81.0, $66.0 and $61.1 in 2013, 2012 and 2011, respectively.

At December 31, 2013, the total minimum rental commitments under non-cancelable operating leases are as follows:

2014	$57.0
2015	48.0
2016	33.7
2017	24.9
2018	17.8
Thereafter	21.3
Total	$202.7

At December 31, 2013, the Company had outstanding letters of credit of $39.3 related to performance and payment guarantees, of which $14.3 is set to expire by the end of 2014, $24.8 is set to expire within one to three years and $0.2 is set to expire after three years. The Company also had other bond obligations of $1.6 related to performance and payment guarantees.

At December 31, 2013, the Company had an outstanding performance bond obligation of $30.0 related to a performance and payment guarantee for the Company’s former HR Management line of business which was sold in 2010 to NorthgateArinso. Subsequent to completion of the sale of the HR Management business, the Company continues to be responsible for this bond obligation. As part of the gain on disposition, the Company recognized a liability equal to the present value of probability weighted cash flows of potential outcomes, a Level 3 fair value measurement. Although the buyer is obligated to indemnify the Company for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of December 31, 2013 the Company maintains a liability of $0.6 for these obligations. The Company's guarantee for this bond obligation expires in August 2016.

The Company also has purchase commitments with telecommunication providers of $14.8 in 2014.

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

Convergys Corporation 2013 Annual Report 65

In November 2011, one of the Company's call center clients, Hyundai Motor America ("Hyundai"), tendered a contractual indemnity claim to Convergys Customer Management Group Inc., a subsidiary of the Company, relating to a putative class action captioned Brandon Wheelock, individually and on behalf of a class and subclass of similarly situated individuals, v. Hyundai Motor America, Orange County Superior Court, California, Case No. 30-2011-00522293-CU-BT-CJC. The lawsuit alleges that Hyundai violated California's telephone recording laws by recording telephone calls with customer service representatives without providing a disclosure that the calls might be recorded. Plaintiff is seeking, among other things, an order certifying the suit as a California class action, statutory damages, payment of attorneys' fees and pre- and post-judgment interest. Convergys Customer Management Group Inc. is not named as a defendant in the lawsuit. On March 5, 2012, the court sustained a demurrer filed by Hyundai to one of the Plaintiff's causes of action, but overruled the demurrer as the Plaintiff's other cause of action. On March 15, 2012, Plaintiff filed an amended complaint. Hyundai answered the amended complaint on April 16, 2012, by generally denying the allegations and asserting certain affirmative defenses. On February 5, 2013, the court denied a motion filed by Hyundai for summary judgment based on Hyundai's claim that an exemption under the California recording laws was intended to exempt the type of recording done by Hyundai's call centers. Hyundai sought appellate review and, on September 18, 2013, the Supreme Court of the State of California denied Hyundai’s petition to grant review. Discovery had been stayed while the court’s ruling was under appellate review, but the stay was lifted on October 22, 2013. Hyundai, Convergys Customer Management Group Inc. and Plaintiff have agreed to attend a mediation session scheduled for March 13, 2014. On February 3, 2014 the Court issued an order staying discovery until March 20, 2014. A status conference is scheduled for March 25, 2014.

Convergys Customer Management Group Inc. is not named as a defendant in the lawsuit, and there has been no determination as to whether Convergys Customer Management Group Inc. will be required to indemnify Hyundai. The Company believes Convergys Customer Management Group Inc. has meritorious defenses to Hyundai's demand for indemnification and also believes there are meritorious defenses to Plaintiff's claims in the lawsuit. The likelihood of losses that may become payable under such claims, the amount of reasonably possible losses associated with such claims, and whether such losses may be material cannot be determined or estimated at this time. For these reasons, the Company has not established a reserve with respect to this matter.

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

The Company serves many of its U.S.-based clients using contact center capacity in the Philippines, India, Canada, and Colombia. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR), Canadian dollars (CAD) or Colombian pesos (COP), which represents a foreign exchange exposure. Beginning in 2011, the Company entered into a contract with a client priced in Australian dollars (AUD). The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward exchange contracts and options with several financial institutions to acquire a total of PHP 31,479.0 at a fixed price of $732.9 at various dates through December 2016, INR 11,006.0 at a fixed price of $181.2 at various dates through December 2016, CAD 20.9 at a fixed price of $20.1 at various dates through December 2015 and COP 20,100.0 at a fixed price of $10.5 at various dates through December 2014, and to sell a total of AUD 20.3 at a fixed price of $20.7 at various dates through September 2014. These instruments mature within the next 36 months and had a notional value of $965.5 at December 31, 2013 and $590.4 at December 31, 2012. The derivative instruments discussed above are designated and are effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	At December 31,
	2013	2012
Forward exchange contracts and options designated as hedging instruments:
Included within other current assets	$4.3	$16.4
Included within other non-current assets	0.2	11.6
Included within other current liabilities	21.2	6.1
Included within other long-term liabilities	19.8	3.5

Convergys Corporation 2013 Annual Report 66

The Company recorded a deferred tax benefit of $14.1 and deferred tax expense of $7.1 related to these derivatives at December 31, 2013 and 2012, respectively. A total of $22.5 of deferred losses and $11.4 of deferred gains, net of tax, related to these cash flow hedges at December 31, 2013 and 2012, respectively, were included in accumulated other comprehensive loss (OCL). As of December 31, 2013, deferred losses of $16.9 ($10.5 net of tax), on derivative instruments included in accumulated OCL are expected to be reclassified into earnings during the next 12 months. The following tables provide the effect of these derivative instruments on the Company’s Consolidated Financial Statements during 2013 and 2012, respectively:

2013:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Foreign exchange contracts	$(57.1)	$(2.1)	Cost of providing services and products sold and Selling, general and administrative

2012:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Foreign exchange contracts	$35.8	$14.8	Cost of providing services and products sold and Selling, general and administrative

The gain/loss recognized related to the ineffective portion of the derivative instruments was immaterial for the years ended December 31, 2013 and 2012.

During 2013, 2012 and 2011, the Company recorded a net loss of $2.1, and net gains of $14.8 and $11.6, respectively, related to the settlement of forward contracts and options which were designated as cash flow hedges.

The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. During the year ended December 31, 2013, a gain of $2.4 was recognized related to changes in fair value of these derivative instruments not designated as hedges, compared to a loss of $0.4 in the same period in 2012. The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income, net in the accompanying Consolidated Statements of Income. The fair value of these derivative instruments not designated as hedges at December 31, 2013, was a liability of $0.1.

A few of the Company’s counterparty agreements related to derivative instruments contain provisions that require that the Company maintain collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments in liability position at December 31, 2013 was $41.5 for which the Company has no posted collateral. Future downgrades in the Company’s credit ratings and/or changes in the foreign currency markets could result in collateral to counterparties.

Short-term Investments
In December 2011, the Company made investments in certain securities, included within short-term investments in the Consolidated Balance Sheets, which are held in a grantor trust for the benefit of participants of the executive deferred compensation plan, which was frozen during the fourth quarter of 2011. This investment was made in securities reflecting the hypothetical investment balances of plan participants. As of December 31, 2013 and 2012, the Company maintained investment securities with a fair value of $14.2 and $19.5, respectively, classified as trading securities. The investment securities include exchange-traded mutual funds, common stock of the Company and money market accounts. These securities are carried at fair value, with gains and losses, both realized and unrealized, reported in other income (expense), net in the Consolidated Statements of Income. The cost of securities sold is based upon the specific identification method. Interest and dividends on securities classified as trading are included in other income (expense), net.

Convergys Corporation 2013 Annual Report 67

Additionally, during 2013 and 2012, the Company made investments in time deposits with maturities greater than 90 days and less than 180 days, included within short-term investments in the Consolidated Balance Sheets. As of December 31, 2013 and 2012, the Company maintained short-term time deposits with a fair value of $68.7 and $64.3, respectively.

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

At December 31, 2013 and 2012, the Company had foreign currency forward contracts measured at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during the years ended December 31, 2013 and 2012. The derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 were as follows:

	December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$4.5	$—	$4.5	$—
Foreign currency forward contracts (liability position)	$41.0	$—	$41.0	$—

	December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$28.0	$—	$28.0	$—
Foreign currency forward contracts (liability position)	$9.6	$—	$9.6	$—

The Company also had investment securities held in a grantor trust for the benefit of participants of the executive deferred compensation plan measured at fair value at December 31, 2013 and December 31, 2012. The fair value of these instruments was measured using the quoted prices in active markets for identical assets (Level 1). There were no transfers between the three levels of the fair value hierarchy during the years ended December 31, 2013 and 2012. The assets measured at fair value on a recurring basis as of December 31, 2013 and 2012 were as follows:

	December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$11.0	$11.0	$—	$—
Convergys common stock	2.3	2.3	—	—
Money market accounts	0.9	0.9	—	—
Total	$14.2	$14.2	$—	$—

Convergys Corporation 2013 Annual Report 68

	December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$13.3	$13.3	$—	$—
Convergys common stock	4.9	4.9	—	—
Money market accounts	1.3	1.3	—	—
Total	$19.5	$19.5	$—	$—

At December 31, 2013 and 2012, the Company held time deposits with maturities greater than 90 days and less than 180 days measured at fair value. The valuation technique used to measure the fair value of the time deposits was based on observable market data. There were no transfers between the three levels of the fair value hierarchy during 2013 and 2012. The assets measured at fair value on a recurring basis as of December 31, 2013 and 2012 were as follows:

	December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term Investments:
Cash time deposits	$68.7	$—	$68.7	$—
Total	$68.7	$—	$68.7	$—

	December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term Investments:
Cash time deposits	$64.3	$—	$64.3	$—
Total	$64.3	$—	$64.3	$—

Fair values of cash equivalents and current accounts receivable and payable approximate the carrying amounts because of their short-term nature.

14. INCOME TAXES

The Company’s provision for income taxes from continuing operations consists of the following:

Convergys Corporation 2013 Annual Report 69

	Year Ended December 31,
	2013	2012	2011
Current:
United States federal	$(3.1)	$(0.9)	$79.7
Foreign	10.2	8.0	11.0
State and local	1.5	(1.8)	0.3
Total current	8.6	5.3	91.0
Deferred:
United States federal	30.7	(4.7)	13.3
Foreign	34.0	(0.8)	(4.7)
State and local	(0.8)	1.3	6.9
Total deferred	63.9	(4.2)	15.5
Total	$72.5	$1.1	$106.5

The Company’s combined pre-tax earnings from continuing operations relating to foreign subsidiaries or branches were $99.1, $77.1 and $52.0 during 2013, 2012 and 2011, respectively.

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate from continuing operations for the tax expense in 2013, 2012 and 2011, respectively:

	Year Ended December 31,
	2013	2012	2011
U.S. federal statutory rate	35.0%	35.0%	35.0%
Permanent differences	6.8	12.4	1.6
State and local income taxes, net of federal income tax	0.4	(3.4)	0.9
International rate differential, including tax holidays	(14.0)	(54.2)	(3.3)
Foreign valuation allowances	—	(4.9)	1.3
Asset impairments and other	—	46.5	—
Adjustments for uncertain tax positions	2.3	(1.8)	4.7
Restructuring	—	(9.2)	(10.6)
Tax credits and other	(10.4)	(16.6)	(2.2)
Unremitted earnings, net of foreign tax credits	35.2	—	—
Effective rate	55.3%	3.8%	27.4%

The increase in the income tax rate in 2013 is primarily due to additional tax expense of $46.4 to record the deferred tax liability associated with a change in classification for a portion of undistributed earnings of the Company's foreign subsidiaries, reflecting management's plans to repatriate undistributed earnings of the Company's foreign subsidiaries to contribute funding to our announced acquisition of SGS Holdings, Inc. The higher income tax rate in 2013 was also impacted by a shift in the geographical mix of worldwide income. The Company’s foreign taxes for 2013, 2012 and 2011 included $2.5, $3.5 and $2.5, respectively, of benefit derived from tax holidays in the Philippines, India and Costa Rica. This resulted in a (1.9)%, (11.6)% and (0.7)% impact to the effective tax rate in 2013, 2012 and 2011, respectively. The Company’s foreign taxes for 2011 included $0.9 of benefit related to a tax holiday in India which expired March 2011. The tax holidays in the Philippines were scheduled to expire by December 2013. The Company has applied for one- or two-year extensions of the Philippine tax holidays in accordance with local law.

The components of deferred tax assets and liabilities are as follows:

Convergys Corporation 2013 Annual Report 70

	At December 31,
	2013	2012
Deferred tax assets:
Loss and credit carryforwards	$66.6	$54.1
Pension and employee benefits	31.7	50.9
Restructuring	0.6	2.4
Deferred revenue	3.9	3.9
Foreign currency hedge	11.5	—
Other	28.9	43.1
Valuation allowances	(26.2)	(19.7)
Total deferred tax assets	117.0	134.7
Deferred tax liabilities:
Depreciation and amortization	161.4	163.2
Deferred implementation costs	1.3	1.4
Contingent debt and accrued interest	57.6	50.4
Foreign currency hedge	—	7.2
Unremitted foreign earnings	61.8	15.1
Other	8.0	7.8
Total deferred tax liabilities	290.1	245.1
Net deferred tax liabilities	$(173.1)	$(110.4)

Deferred tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the Consolidated Balance Sheets at December 31, 2013 and 2012.

	At December 31,
	2013	2012
Current deferred tax asset	$6.2	$8.9
Non-current deferred tax asset	8.9	19.2
Current deferred tax liability	37.4	2.0
Non-current deferred tax liability	150.8	136.5
Total deferred tax liability	$(173.1)	$(110.4)

As of December 31, 2013 and 2012, $0.3 of the valuation allowances relate to the Company’s foreign operations.

As of December 31, 2013, the Company has federal, state, and foreign operating loss carryforwards of $55.2, $736.8 and $32.2, respectively. The federal operating loss carryforwards and state operating loss carryforwards expire between 2017 and 2033. The foreign operating loss carryforwards include $13.8 with no expiration date; the remainder will expire between 2014 and 2028. The federal and state operating loss carryforwards include losses of $51.0 and $98.5, respectively, which were acquired in connection with business combinations. Utilization of the acquired federal and state tax loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986.

During the fourth quarter of 2013, the Company changed the classification for a portion of undistributed earnings of its foreign subsidiaries to reflect management's plans to repatriate undistributed earnings of the Company's foreign subsidiaries to contribute funding to our announced acquisition of SGS Holdings, Inc. As a result of this change, the Company recognized $46.4 of additional income tax expense during 2013 to record the applicable deferred tax liability. As of December 31, 2013, the Company still had $433.6 of undistributed earnings of its foreign subsidiaries for which it has not provided for U.S. federal income taxes or foreign withholding taxes because such earnings are intended to be reinvested indefinitely. It is not practicable to determine the amount of applicable taxes that would be due if such were distributed.

As of December 31, 2013 and 2012, the liability for unrecognized tax benefits was $52.1 and $54.0, respectively, including $19.5 and $19.1 of accrued interest and penalties, respectively, and is recorded within the other long-term liabilities in the accompanying Consolidated Balance Sheets. The total amount of net unrecognized tax benefits that would affect income tax expense, if ever recognized in the Consolidated Financial Statements, is $43.8. This amount includes net interest and penalties of $17.5. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. During 2013, the Company recognized expense of $0.2 in interest and penalties, compared to a net benefit of $2.9 during 2012.

Convergys Corporation 2013 Annual Report 71

A reconciliation of the beginning and ending total amounts of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

	2013	2012
Balance at January 1	$34.9	$88.8
Additions based on tax positions related to the current year	0.3	0.5
Additions for tax positions of prior years	—	2.8
Reductions for tax positions of prior years	(1.8)	(15.8)
Settlements	(0.2)	(40.0)
Lapse of statutes	(0.6)	(1.4)
Balance at December 31	$32.6	$34.9

The liability for unrecognized tax benefits related to discontinued operations at December 31, 2013 and 2012 was $10.5 and $11.8, respectively.

The decrease in the liability for unrecognized tax benefits was largely due to resolution of tax audits and the lapsing of the statue of limitations in federal, state and foreign jurisdictions. The Company is currently attempting to resolve income tax audits relating to prior years in various jurisdictions. The Company has received assessments from these jurisdictions related to transfer pricing and deductibility of expenses. The Company believes that it is appropriately reserved with regard to these assessments as of December 31, 2013. Furthermore, the Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease between $2.0 and $10.0 prior to December 31, 2014, based upon resolution of audits; however, actual developments could differ from those currently expected.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to examinations by tax authorities for years before 2002.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

	Foreign Currency	Derivative Financial Instruments	Pension Liability	Total
Balance at December 31, 2012	$36.4	$11.4	$(58.3)	$(10.5)
Other comprehensive (loss) income before reclassifications	(1.3)	(35.1)	10.3	(26.1)
Adjustment of pension and other post employment obligations	—	—	15.9	15.9
Amounts reclassified from accumulated other comprehensive income	—	1.2	—	1.2
Net current-period other comprehensive (loss) income	(1.3)	(33.9)	26.2	(9.0)
Balance at December 31, 2013	$35.1	$(22.5)	$(32.1)	$(19.5)

The following table summarizes the reclassification out of accumulated other comprehensive income (loss) during 2013:

Convergys Corporation 2013 Annual Report 72

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income

Loss on derivative instruments	$(2.1)	Cost of providing services and products sold and Selling, general and administrative
Tax benefit	0.9	Income tax benefit
Loss on derivative instruments, net of tax	(1.2)	Net of tax

Adjustment of pension and other post employment obligations	(24.9)	Selling, general and administrative
Tax benefit	9.0	Income tax benefit
Adjustment of pension and other post employment obligations, net of tax	(15.9)	Net of tax

Total reclassifications for the period	$(17.1)

16. ADDITIONAL FINANCIAL INFORMATION

	At December 31,
	2013	2012
Property and equipment, net:
Land	$6.9	$12.7
Buildings	101.5	107.7
Leasehold improvements	189.3	180.6
Equipment	480.4	524.1
Software	311.9	305.5
Construction in progress and other	32.0	33.4
	1,122.0	1,164.0
Less: Accumulated depreciation	(875.6)	(884.8)
	$246.4	$279.2
Payables and other current liabilities:
Accounts payable	$30.9	$50.6
Deferred tax liability	37.4	2.0
Accrued income and other taxes	22.3	19.2
Accrued payroll-related expenses	85.9	97.7
Derivative liabilities	21.2	6.1
Accrued expenses, other	68.9	73.6
Restructuring and exit costs	2.3	5.5
Deferred revenue and government grants	22.8	31.1
	$291.7	$285.8

17. INDUSTRY SEGMENT AND GEOGRAPHIC OPERATIONS

Industry Segment Information
As a result of the change in classification of the Information Management business to discontinued operations, the change in our Chief Executive Officer in the fourth quarter of 2012, and in order to reflect the internal financial reporting structure and operating focus of our new management team and chief operating decision maker, we report operating results and assets and liabilities as a single segment on a consolidated basis. Segment information for previous periods has been reclassified to conform to the current reporting structure.

Geographic Operations
The following table presents certain geographic information regarding the Company’s operations:

Convergys Corporation 2013 Annual Report 73

	Year Ended December 31,
	2013	2012	2011
Revenues:
North America	$1,860.8	$1,836.4	$1,790.1
Rest of World	185.3	168.6	143.1
	$2,046.1	$2,005.0	$1,933.2

	At December 31,
	2013	2012
Long-lived Assets:
North America	$762.9	$828.5
Rest of World	133.4	108.8
	$896.3	$937.3

Concentrations
The Company derives significant revenues from AT&T. Revenues from AT&T were 20.9%, 23.1% and 23.4% of the Company’s consolidated revenues from continuing operations for 2013, 2012 and 2011, respectively. Related accounts receivable from AT&T totaled $73.8 and $73.0 at December 31, 2013 and 2012, respectively. The Company also derives significant revenues from DIRECTV and Comcast. Revenues for DIRECTV were 12.5%, 12.3% and 11.8% of the Company's consolidated revenues from continuing operations for 2013, 2012 and 2011, respectively. Revenues for Comcast were 12.4%, 12.4% and 12.0% of the Company's consolidated revenues from continuing operations for 2013, 2012 and 2011, respectively.

18. SUBSEQUENT EVENTS

Merger Agreement
On January 6, 2014, the Company and its wholly-owned subsidiary, Comet Merger Co. ("Merger Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement") with SGS Holdings, Inc. ("Stream") and, for limited purposes, other Sellers listed in the Merger Agreement. In accordance with the Merger Agreement, Merger Sub will merge with and into Stream, with Stream surviving the Merger as a wholly-owned subsidiary of the Company.

The Board of Directors of each of the Company and Stream have approved the Merger. The Company has received a copy of an irrevocable written consent executed by holders of 100% of the currently outstanding shares of common stock of Stream, adopting the Merger Agreement and the anticipated transactions.

The aggregate purchase price of $820.0 will be subject to an adjustment following the closing based on actual levels of Stream's cash, debt and working capital at closing.

Commitment Letter
In connection with the Merger Agreement, on January 6, 2014, the Company entered into a Commitment Letter with Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A. with respect to a $650.0 senior credit facility consisting of a $300.0 revolving credit facility and a $350.0 term loan facility. The proceeds will be used to fund a portion of the purchase price payment under the Merger Agreement, as well as for general purposes determined by the Company.

Citigroup Global Markets Inc. and Bank of America, N.A. have each committed to fund 50% of the term loan facility and a portion of the revolving credit facility, subject to certain terms and conditions.

Accounts Receivable Securitization Facility
On January 6, 2014, the Company entered into an amendment to the Company's existing accounts receivable securitization facility with Liberty Funding LLC, The Bank of Nova Scotia, as a Committed Purchaser and as Scotiabank Group Agent, and Wells Fargo Bank, N.A., individually as a Purchaser and as Administrative Agent, to extend the term of the facility to January 6, 2017, subject to certain limitations and extensions, and other amendments to that facility.

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Convergys Corporation 2013 Annual Report 74

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (a)	Total
2013:
Revenues	$493.5	$504.3	$521.0	$527.3	$2,046.1
Operating Income	36.5	30.1	31.3	39.5	137.4
Income (loss) from Continued Operations, net of tax	30.2	22.0	28.2	(21.9)	58.5
(Loss) Income from Discontinued Operations, net of tax	(5.1)	1.4	5.7	0.4	2.4
Net Income (loss)	25.1	23.4	33.9	(21.5)	60.9
Basic Earnings Per Common Share:
Continuing Operations	$0.28	$0.21	$0.27	$(0.21)	$0.57
Discontinued Operations	(0.04)	0.02	0.06	—	0.02
Basic Earnings Per Common Share	$0.24	$0.23	$0.33	$(0.21)	$0.59
Diluted Earnings Per Common Share
Continuing Operations	$0.27	$0.20	$0.26	$(0.21)	$0.54
Discontinued Operations	(0.04)	0.02	0.05	—	0.02
Diluted Earnings Per Common Share	$0.23	$0.22	$0.31	$(0.21)	$0.56

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (b)	Total
2012:
Revenues	$497.5	$491.1	$507.6	$508.8	$2,005.0
Operating Income (Loss)	29.0	(60.5)	39.1	31.0	38.6
Income (loss) from Continued Operations, net of tax	21.4	(53.7)	30.3	30.2	28.2
Income (loss) from Discontinued Operations, net of tax	4.7	68.3	(2.4)	1.8	72.4
Net Income	26.1	14.6	27.9	32.0	100.6
Basic Earnings Per Common Share:
Continuing Operations	$0.19	$(0.47)	$0.27	$0.28	$0.25
Discontinued Operations	0.04	0.60	(0.02)	0.02	0.65
Basic Earnings Per Common Share	$0.23	$0.13	$0.25	$0.30	$0.90
Diluted Earnings Per Common Share
Continuing Operations	$0.18	$(0.47)	$0.26	$0.27	$0.24
Discontinued Operations	0.04	0.60	(0.02)	0.02	0.62
Basic Earnings Per Common Share	$0.22	$0.13	$0.24	$0.29	$0.86

(a) Fourth quarter 2013 includes a decrease in operating income of $3.9 resulting from $2.7 of transaction expenses associated with Convergys' anticipated acquisition Stream and $1.2 of net pension and other post employment benefit plan charges. The net pension and other post employment benefit plan charge consists of a $1.5 pension settlement charge and settlement gain of $0.3 related to the Executive Deferred Compensation Plan. Fourth quarter 2013 also includes $46.4 of tax expense to record the deferred tax liability associated with a change in classification for a portion of undistributed earnings of the Company's foreign subsidiaries. See Note 14 of the Notes to Consolidated Financial Statements for further information.

(b) Fourth quarter includes a decrease in operating income of $6.8 related to a pension settlement charge due to a high volume of lump sum payouts as a result of the sale of the Information Management business.

The sum of the quarterly earnings (loss) per common share may not equal the annual amounts reported because per share amounts are computed independently for each quarter and for full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Convergys Corporation 2013 Annual Report 75

ITEM 9. AND 9A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

No disagreements with accountants on any accounting or financial disclosure or auditing scope or procedure occurred during 2013.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with General Counsel, the Chief Accounting Officer and other key members of management, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the year ended December 31, 2013 (Evaluation Date). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Convergys Corporation 2013 Annual Report 76

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

Convergys’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on its assessment, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

Convergys engaged Ernst & Young LLP in 2013 to perform an integrated audit of the Consolidated Financial Statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Their report appears on page 37. Additionally, Ernst & Young LLP has issued an audit report on the Company’s internal control over financial reporting. That report appears on page 78.

/s/ Andrea J. Ayers
Andrea J. Ayers
Chief Executive Officer

 /s/ Andre S. Valentine
Andre S. Valentine
Chief Financial Officer

February 28, 2014

Convergys Corporation 2013 Annual Report 77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Convergys Corporation

We have audited Convergys Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Convergys Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Convergys Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Convergys Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 28, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Cincinnati, Ohio
February 28, 2014

Convergys Corporation 2013 Annual Report 78

ITEM 9B.

ITEM 9B. OTHER INFORMATION

None.

Convergys Corporation 2013 Annual Report 79

PART III

PART III, ITEM 10. THROUGH 14.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors, Audit Committee financial experts, Financial Code of Ethics and Section 16 compliance is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 24, 2014. See "Corporate Governance," "Board of Directors and Committees," "Election of Directors" and "Share Ownership" sections in the Company's proxy statement.

Certain information concerning the executive officers of the Company is contained on page 13 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 24, 2014. See "Compensation and Benefits Committee Report," "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards," "Outstanding Equity Awards at Fiscal Year End," "Option Exercises and Stock Vested," "Pension Benefits," Non-Qualified Deferred Compensation," "Payments Upon Termination or In Connection With Change of Control," and "Director Compensation" sections of the Company's proxy statement. See also "Compensation and Benefits Committee Interlocks and Insider Participation" under the "Corporate Governance" section in the proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The share ownership of certain beneficial owners, directors and officers is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 24, 2014. See "Share Ownership" section of the Company's proxy statement.

The remaining information called for by this Item relating to “securities authorized for issuance under equity compensation plans” is incorporated by reference to Note 10 of the Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationships and related transactions section, and director independence is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 24, 2014. See "Related Party Transactions" under the "Corporate Governance" section and "Director Independence" under the "Board of Directors and Committees" section of the Company's proxy statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 24, 2014. See "Audit Fees" section of the Company's proxy statement.

Convergys Corporation 2013 Annual Report 80

PART IV, ITEMS 15., 15(a)(1) AND (2)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

ITEM 15(a)(1) AND (2). LIST OF FINANCIAL STATEMENTS AND FINANCIAL SATEMENT SCHEDULE

The following consolidated financial statements of Convergys are included in Item 8:

Financial statement schedules other than that listed above have been omitted because the required information is not required or applicable.

CONVERGYS CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions
Description	Balance at Beginning of Period	Charged to Expense		Charged to Other Accounts	Deductions		Balance at End of Period
Year 2013
Allowance for Doubtful Accounts	$5.9	$12.2		$—	$12.8	[a]	$5.3
Deferred Tax Asset Valuation Allowance	$19.7	$6.0	[b]	$—	$4.5	[c]	$21.2
Year 2012
Allowance for Doubtful Accounts	$9.3	$11.9		$—	$15.3	[a]	$5.9
Deferred Tax Asset Valuation Allowance	$21.3	$4.2	[d]	$—	$5.8	[e]	$19.7
Year 2011
Allowance for Doubtful Accounts	$8.4	$13.4		$(0.2)	$12.3	[a]	$9.3
Deferred Tax Asset Valuation Allowance	$20.7	$2.6	[d]	$—	$2.0	[f]	$21.3

[a]	Primarily includes amounts written-off as uncollectible.

[b]	Amounts relate to valuation allowances recorded for state operating loss carryforwards and federal operating loss carryforwards.

[c]	Primarily includes the release of state valuation allowances and adjustment of valuation related to state operating loss carryfowards.

Convergys Corporation 2013 Annual Report 81

[d]	Amounts relate to valuation allowances recorded for state operating loss carryforwards, foreign operating loss carryforwards and capital loss carryforwards.

[e]	Primarily includes the release of foreign valuation allowances related to the utilization of foreign net operating losses in the current year and adjustment of valuation related to state tax credits.

[f]
Primarily includes the release of state valuation allowances related to the utilization of state net operating losses in the current year, adjustment of valuation related to state tax credits and capital loss carryforwards.

Convergys Corporation 2013 Annual Report 82

(3) EXHIBITS:
Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

Exhibit Number

2.1	Agreement and Plan of Merger, dated January 6, 2014. (Incorporated by reference from Exhibit 2.1 to Form 8-K filed on January 7, 2014.)
3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3.1 to Form 10-Q filed on May 5, 2010.)
3.2	Amended and Restated Code of Regulations of Convergys Corporation. (Incorporated by reference from Exhibit 3.1 to Form 8-K filed on May 2, 2011.)
4.1
Indenture, dated October 13, 2009, by and between Convergys Corporation and U.S. Bank National Association, as trustee, relating to Convergys Corporation’s 5.75% Junior Subordinated Convertible Debentures due 2029. (Incorporated by reference from Exhibit 4.1 to Form 8-K filed October 13, 2009.)

4.2	Form of 5.75% Junior Subordinated Convertible Debenture due 2029. (Incorporated by reference from Exhibit 4.1 to Form 8-K filed October 13, 2009.)
4.3	Convergys Corporation Retirement and Savings Plan as amended and restated dated January 28, 2008. (Incorporated by reference from Exhibit 10.17 to Form 10-K filed on February 27, 2009.) *
4.4	Amendment to Convergys Corporation Retirement and Savings Plan dated March 31, 2008. (Incorporated by reference from Exhibit 10.18 to Form 10-K filed on February 27, 2009.) *
4.5	Amendment to Convergys Corporation Retirement and Savings Plan dated December 23, 2008. (Incorporated by reference from Exhibit 10.19 to Form 10-K filed on February 27, 2009.) *
4.6	Convergys Corporation Retirement and Savings Plan (PPA Restatement) dated January 28, 2013.
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

10.6
Amendment No. 1 to Certain Operative Agreements, dated as of April 21, 2011, by and among Convergys Corporation, the Guarantors, Wachovia Development Corporation, the various banks and other lending institutions party thereto as lenders, and Wells Fargo Bank, National Association. (Incorporated by reference from exhibit 10.1 to Form 8-K filed on April 27, 2011.)

10.7
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

10.8
Purchase Agreement, dated June 2, 2011, among Convergys Cellular Systems Company, New Cingular Wireless PCS, LLC and SBC Tower Holdings LLC. (Incorporated by reference from Exhibit 2.1 to Form 8-K filed on June 3, 2011.)

Convergys Corporation 2013 Annual Report 83

10.9
Convergys Corporation Deferred Compensation and Long-Term Incentive Plan Award Deferral Plan for Non-Employee Directors as amended and restated effective February 24, 2004. (Incorporated by reference from Exhibit 10.24 to Form 10-Q filed on August 9, 2004.) *

10.10	Convergys Corporation Deferred Compensation Plan for Non-Employee Directors dated August 26, 2008. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on November 5, 2008.) *
10.11	Convergys Corporation Amended and Restated Long-Term Incentive Plan, effective January 31, 2013. (Incorporated by reference to Exhibit 10.3 to Form 10-Q filed on April 30, 2013.)
10.12	Convergys Corporation Supplemental Executive Retirement Plan amended effective February 20, 2007. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 7, 2007.) *
10.13	Convergys Corporation Supplemental Executive Retirement Plan as amended dated August 26, 2008. (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on November 5, 2008.) *
10.14	Amendment to Convergys Corporation Supplemental Executive Retirement Plan dated December 22, 2011. (Incorporated by reference from Exhibit 10.12 to Form 10-K filed on February 23, 2012.) *
10.15	Convergys Corporation Executive Deferred Compensation Plan as amended October 29, 2001. (Incorporated by reference from Exhibit 10.9 to Form 10-K filed on February 28, 2008.) *
10.16	Convergys Corporation Executive Deferred Compensation Plan as amended effective February 24, 2004. (Incorporated by reference from Exhibit 10.25 to Form 10-Q filed on August 9, 2004.) *
10.17	Convergys Corporation Executive Deferred Compensation Plan as amended dated December 21, 2005. (Incorporated by reference from Exhibit 10.14 to Form 10-K filed on February 27, 2009.) *
10.18	Convergys Corporation Executive Deferred Compensation Plan as amended dated October 21, 2008. (Incorporated by reference from Exhibit 10.15 to Form 10-K filed on February 27, 2009.) *
10.19	Amendment to Convergys Corporation Executive Deferred Compensation Plan dated April 1, 2011. (Incorporated by reference to Exhibit 10.50 to Form 10-K filed on February 23, 2012.) *
10.20	Amendment to Convergys Corporation Executive Deferred Compensation Plan dated December 22, 2011. (Incorporated by reference from Exhibit 10.17 to Form 10-K filed on February 23, 2012.) *
10.21	Amendment to Convergys Corporation Executive Deferred Compensation Plan. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on November 6, 2013.)
10.22	Convergys Corporation Employee Stock Purchase Plan. (Incorporated by reference from Appendix IV of Convergys Corporation’s Definitive Schedule 14A filed on March 12, 2004.) *
10.23	Convergys Corporation Canadian Employee Share Plan. (Incorporated by reference from Exhibit 4.2.1 to Form S-8 Registration Statement (File No. 333-86137) filed on December 29, 1999.) *
10.24	Convergys Corporation Annual Executive Incentive Plan, as Amended and Restated, Effective on February 2, 2012. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on May 8, 2012.)
10.25	Convergys Corporation Qualified and Non-Qualified Pension Plan as amended and restated dated January 28, 2008. (Incorporated by reference from Exhibit 10.22 to Form 10-K filed on February 27, 2009.) *
10.26	Amended Convergys Corporation Qualified and Non-Qualified Pension Plan dated March 31, 2008. (Incorporated by reference from Exhibit 10.23 to Form 10-K filed on February 27, 2009.) *
10.27	Amended Convergys Corporation Qualified and Non-Qualified Pension Plan dated December 17, 2008. (Incorporated by reference from Exhibit 10.24 to Form 10-K filed on February 27, 2009.) *
10.28	Amendment to Convergys Corporation Qualified and Non-Qualified Pension Plan dated June 29, 2011. (Incorporated by reference to Exhibit 10.51 to Form 10-K filed on February 23, 2012.) *
10.29	2012 Form of Executive Officer Severance Agreement. (Incorporated by reference from Exhibit 10.4 to Form 10-Q filed on July 31, 2012.) *
10.30	2012 Convergys Corporation Senior Executive Severance Pay Plan (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on October 25, 2012.) *
10.31	2011 Form of Time-Based Restricted Stock Unit Award Agreement for Employees (Incorporated by reference from Exhibit 10.41 to Form 10-K filed on February 25, 2011).*
10.32	2011 Form of Performance-Based Restricted Stock Unit Award Agreement for Employees (Incorporated by reference from Exhibit 10.42 to Form 10-K filed on February 25, 2011).*
10.33	2011 Form of Stock Option Award Agreement for Employees (Incorporated by reference from Exhibit 10.43 to Form 10-K filed on February 25, 2011).*
10.34	2013 Form of Time-Based Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on April 30, 2013).
10.35	2013 Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on April 30, 2013).

Convergys Corporation 2013 Annual Report 84

10.36
Trust Agreement, dated as of December 23, 2011, between Convergys Corporate and Fidelity Management Trust Company for the Convergys Corporation Executive Deferred Compensation Plan and Convergys Corporate Deferred Compensation Plan for Non-Employee Directors Trust. (Incorporated by reference from Exhibit 10.42 to Form 10-K file on February 23, 2012.) *

10.37
Amended and Restated Participation Agreement, dated as of June 30, 2010, between Convergys Corporation, Various Guarantors, Wachovia Development Corporation, as the Borrower and Lessor, Various Credit Lenders, Various Mortgage Lenders and Wells Fargo Bank, National Association, as Agent. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on August 9, 2010.)

10.38
Second Amended and Restated Lease Agreement, dated as of June 30, 2010, between Wachovia Development Corporation and Convergys Corporation. (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on August 9, 2010.)

10.39
Amended and Restated Security Agreement, dated as of June 30, 2010, between Wachovia Development Corporation and Wells Fargo Bank, National Association and accepted and agreed to by Convergys Corporation. (Incorporated by reference from Exhibit 10.4 to Form 10-Q filed on August 9, 2010.)

10.40
Assignment and Recharacterization Agreement, dated as of June 30, 2010, between Convergys Corporation, Existing Guarantors, Wachovia Development Corporation, Existing Credit Note Purchasers, Existing Debt Providers, Wells Fargo Bank, National Association, Wachovia Development Corporation and the Lenders. (Incorporated by reference from Exhibit 10.5 to Form 10-Q filed on August 9, 2010.)

10.41	Amended and Restated Letter Agreement, dated October 30, 2012, between the Company and Jeffrey H. Fox. (Incorporated by reference from Exhibit 10.42 to Form 10-K filed on February 21, 2013.)
10.42	Transition letter, dated April 26, 2013, between the Company and Jeffrey H. Fox. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 26, 2013.)
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

10.45
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

10.46
Amendment No. 5 to Receivables Purchase Agreement, dated as of January 6, 2014, among Convergys Corporation, as initial Servicer and Performance Guarantor, Convergys Funding Inc., as Seller, Liberty Street Funding LLC, The Bank of Nova Scotia, as a Committed Purchaser and as Scotiabank Group Agent, and Wells Fargo Bank, N.A., individually as a Purchaser and as Administrative Agent.

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
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders' Equity, and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

ITEM 15(b) AND (c). EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Convergys Corporation 2013 Annual Report 85

The responses to these portions of Item 15 are submitted as a separate section of this report.

Convergys Corporation 2013 Annual Report 86

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERGYS CORPORATION
February 28, 2014	By	/s/ Andre S. Valentine
Andre S. Valentine Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ ANDREA J. AYERS	Principal Executive Officer; Chief Executive Officer and Director	February 28, 2014
Andrea J. Ayers
/s/ ANDRE S. VALENTINE	Principal Financial Officer; Chief Financial Officer	February 28, 2014
Andre S. Valentine
/s/ TAYLOR C. GREENWALD	Chief Accounting Officer; Senior Vice President and Controller	February 28, 2014
Taylor C. Greenwald
JOHN F. BARRETT*	Director
John F. Barrett
RICHARD R. DEVENUTI*	Director
Richard R. Devenuti
JEFFREY H. FOX*	Chairman
Jeffrey H. Fox
JOSEPH E. GIBBS*	Director
Joseph E. Gibbs
JOAN E. HERMAN*	Director
Joan E. Herman
THOMAS L. MONAHAN III*	Director
Thomas L. Monahan III
RONALD L. NELSON*	Director
Ronald L. Nelson
RICHARD F. WALLMAN*	Director
Richard F. Wallman
*By: /s/ Andre S. Valentine		February 28, 2014
Andre S. Valentine as attorney-in-fact

Convergys Corporation 2013 Annual Report 87