Form 10-Q
period 2014-03-31
CONVERGYS CORP
filed 2014-05-12
CIK 1062047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 Form 10-Q
 ______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At March 31, 2014, there were 101,474,257 common shares, without par value, outstanding, excluding amounts held in Treasury of 88,134,084.

CONVERGYS CORPORATION
Form 10-Q
For the Period Ended
March 31, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2014	2013
Revenues	$605.7	$493.5
Costs and Expenses:
Cost of providing services and products sold	380.1	318.2
Selling, general and administrative	145.0	114.6
Research and development costs	1.9	2.1
Depreciation	26.5	20.9
Amortization	3.4	1.2
Restructuring charges	1.7	—
Transaction and integration costs	25.1	—
Total Costs and Expenses	583.7	457.0
Operating Income	22.0	36.5
Other (expense) income, net	(1.9)	2.3
Interest expense	(4.0)	(2.9)
Income before Income Taxes	16.1	35.9
Income tax expense	2.4	5.7
Income from Continuing Operations, net of tax	13.7	30.2
Income (loss) from Discontinued Operations, net of tax	0.5	(5.1)
Net Income	$14.2	$25.1

Basic Earnings (Loss) Per Common Share:
Continuing operations	$0.14	$0.28
Discontinued operations	—	(0.04)
Basic Earnings per Common Share	$0.14	$0.24
Diluted Earnings (Loss) Per Common Share:
Continuing operations	$0.13	$0.27
Discontinued operations	—	(0.04)
Diluted Earnings per Common Share	$0.13	$0.23

Weighted Average Common Shares Outstanding:
Basic	101.1	105.7
Diluted	107.3	110.3

Cash Dividends Declared per Share	$0.06	$0.06

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2014	2013
Net Income	$14.2	$25.1
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	0.5	(1.8)
Change related to minimum pension liability	1.1	—
Unrealized holding loss on hedging activities	(0.2)	(1.8)
Total other comprehensive income (loss)	1.4	(3.6)
Total Comprehensive Income	$15.6	$21.5

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
(In millions)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$182.2	$580.8
Short-term investments	20.2	82.9
Receivables, net of allowances of $7.6 and $5.3	515.1	319.8
Deferred income tax assets	46.6	6.2
Prepaid expenses	34.1	25.2
Other current assets	299.2	45.5
Total Current Assets	1,097.4	1,060.4
Property and equipment, net	395.8	246.4
Goodwill	870.1	589.4
Other intangibles, net	387.3	20.4
Deferred income tax assets	5.8	8.9
Other assets	45.7	31.2
Total Assets	$2,802.1	$1,956.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Debt and capital lease obligations maturing within one year	$258.3	$0.9
Payables and other current liabilities	424.8	291.7
Total Current Liabilities	683.1	292.6
Long-term debt and capital lease obligations	425.6	60.2
Deferred income tax liabilities	222.8	150.8
Accrued pension liabilities	75.8	73.7
Other long-term liabilities	98.5	89.8
Total Liabilities	1,505.8	667.1
Shareholders’ Equity:
Preferred shares – without par value, 5.0 authorized; none outstanding	—	—
Common shares – without par value, 500.0 authorized; 189.6 and 188.9 issued, 101.5 and 100.8 outstanding, as of March 31, 2014 and December 31, 2013, respectively	1,136.6	1,139.9
Treasury stock – 88.1 and 88.2 as of March 31, 2014 and December 31, 2013, respectively	(1,445.1)	(1,445.6)
Retained earnings	1,622.9	1,614.8
Accumulated other comprehensive loss	(18.1)	(19.5)
Total Shareholders’ Equity	1,296.3	1,289.6
Total Liabilities and Shareholders’ Equity	$2,802.1	$1,956.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14.2	$25.1
Income (loss) from discontinued operations, net of tax	0.5	(5.1)
Income from continuing operations, net of tax	13.7	30.2
Adjustments to reconcile income from continuing operations, net of tax, to net cash provided by operating activities of continuing operations:
Depreciation and amortization	29.9	22.1
Deferred income tax (benefit) expense	(29.5)	3.5
Stock compensation expense	3.0	4.5
Changes in assets and liabilities, net of acquisition:
Change in receivables	(1.3)	(6.6)
Change in other current assets	(5.9)	4.1
Change in deferred charges, net	1.1	—
Change in other assets and liabilities	(4.5)	(8.3)
Change in payables and other current liabilities	9.2	(26.8)
Net cash provided by operating activities	15.7	22.7
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(18.3)	(12.1)
Purchase of short-term investments	—	(28.3)
Proceeds from maturity of short-term investments	61.9	27.8
Acquisition, net of cash acquired	(804.5)	—
Net cash used in investing activities	(760.9)	(12.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuance	357.7	—
Repurchase of common shares	—	(38.8)
Proceeds from exercise of stock options	0.1	2.4
Payments of dividends	(6.0)	(5.2)
Cash paid for debt issuance costs	(7.1)	—
Excess tax benefits from share-based payment arrangements	1.9	1.8
Net cash provided by (used in) financing activities	346.6	(39.8)
Net decrease in cash and cash equivalents	(398.6)	(29.7)
Cash and cash equivalents at beginning of period	580.8	554.7
Cash and cash equivalents at end of period	$182.2	$525.0
See Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Millions Except Per Share Amounts)
(Unaudited)

(1) BACKGROUND AND BASIS OF PRESENTATION

Convergys Corporation (the Company or Convergys) is a global leader in customer management, focused on bringing value to its clients through every customer interaction.
On March 3, 2014, Convergys completed its acquisition of SGS Holdings, Inc. (Stream), a global business process outsource provider specializing in customer relationship management, including technical support, customer care and sales, for Fortune 1000 companies. This acquisition expands the Company's geographic footprint and capabilities. Combined, Convergys now has 125,000 employees working out of more than 150 locations in 31 countries, interacting with our clients' customers in 47 languages. Stream's complementary client portfolio also diversifies Convergys' client base through the addition of leading technology, communications and other clients. Stream's operating results are included in Convergys' Consolidated Statements of Income beginning on March 3, 2014. See Note 3, "Business Combinations" for additional information on the Stream acquisition.
On April 30, 2013, the Company acquired New Zealand-based Datacom's contact center operations with facilities in Kuala Lumpur, Malaysia and Manila, Philippines for $20.0 AUD (approximately $20.0 USD). The acquisition added 15 Asian languages to Convergys' language capabilities and approximately 1,000 employees, working in three Southeast Asia contact centers, to Convergys' global operations. See Note 3, "Business Combinations" for additional information on the Datacom acquisition.
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting (U.S. GAAP) and U.S. Securities and Exchange Commission (SEC) regulations, and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in Financial Statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. Interim Consolidated Financial Statements are not necessarily indicative of the financial position or operating results for an entire year. These interim Consolidated Financial Statements should be read in conjunction with the audited Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The standard requires an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For reclassification items not required under U.S. GAAP to be reclassified directly to net income in their entirety in the same reporting period, an entity is required to cross-reference to other disclosures currently required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 applies to all public and private companies that report items of other comprehensive income. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012, with prospective adoption required. The Company adopted ASU 2013-02 effective January 1, 2013. See Note 16.

(3) BUSINESS COMBINATIONS

Stream Acquisition
Background and Financing

On January 6, 2014, the Company and its wholly-owned subsidiary (Merger Sub), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Stream and, for limited purposes, other Sellers listed in the Merger Agreement. On March 3, 2014, Merger Sub was merged with and into Stream (the Merger), with Stream continuing as the surviving corporation and as a wholly owned subsidiary of Convergys. At the time of the Merger, each share of Stream common stock was converted into the right to receive an amount in cash, without interest.

The total purchase price, net of cash acquired, was $804.5, which was funded using available cash, borrowings under the Accounts Receivable Securitization Facility and proceeds from a term loan under the February 28, 2014 Credit Agreement (the Credit

Agreement). The Credit Agreement consists of a term loan in the amount of $350.0 and a revolving credit facility in the amount of $300.0 (see Note 9, "Debt and Capital Lease Obligations" for the definition of these terms and further discussion).

The preliminary purchase price of Stream consisted of the following items:

Cash consideration for Stream stock (1)	$482.9
Cash consideration for Stream stock options (2)	16.1
Cash consideration for repayment of Stream 11.25% Senior Secured Notes (3)	243.0
Cash consideration for repayment of Stream 10.0% Promissory Notes (4)	19.3
Cash consideration for repayment of Stream Revolving Credit Facility (5)	63.4
Cash consideration for transaction expenses of Stream (6)	7.8
Total cash consideration	832.5
Cash acquired (7)	(28.0)
Net consideration transferred	$804.5

(1)
The cash consideration for the outstanding shares of Stream's common stock, which includes a preliminary estimate for future working capital settlement. Stream outstanding common shares totaled 0.7 as of March 3, 2014.

(2)	The cash consideration paid per share of "in the money" stock option awards.

(3)	The cash consideration to repay Stream's 11.25% Senior Secured Notes due 2014, which reflects the aggregate principal and interest amounts of $230.0 and $13.0, respectively, as of March 3, 2014.

(4)	The cash consideration to repay Stream's 10.0% Promissory Notes, which reflects the aggregate principal and interest amounts of $16.1 and $3.2, respectively, as of March 3, 2014.

(5)	The cash consideration to repay Stream's Revolving Credit Facility, which reflects the aggregate principal and interest amounts of $63.1 and $0.3, respectively, as of March 3, 2014.

(6)
Pursuant to the Merger Agreement, Convergys reimbursed the holders of Stream common stock for expenses incurred by Stream in connection with the merger. These expenses primarily related to third-party consulting services.

(7)	Represents the Stream cash balance acquired at acquisition.

The Company incurred $14.7 of direct transaction costs for the three months ended March 31, 2014. These costs are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

Preliminary Purchase Price Allocation

The Company accounted for Stream using the acquisition method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was preliminarily allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values. The following table summarizes the preliminary values of the assets acquired and liabilities assumed at the date of acquisition:

Preliminary purchase price allocation	At March 3, 2014
Assets:
Receivables	$199.0
Other current assets	11.7
Property and equipment	160.1
Goodwill	280.9
Intangible assets	370.4
Other assets	13.7
Liabilities:
Accounts payable	(11.9)
Accrued expenses	(99.6)
Other current liabilities	(3.8)
Debt	(34.6)
Deferred tax - net	(70.5)
Other long-term liabilities	(10.9)
Total purchase price	$804.5

As of March 31, 2014, the purchase price allocation for the acquisition was preliminary and subject to completion. Adjustments to the current fair value estimates in the above table may occur as the process conducted for various valuations and assessments is finalized. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Stream acquisition. The benefits include an enhanced global footprint, attractive synergy opportunities of revenue streams and expanded language capabilities. None of the goodwill is expected to be deductible for income tax purposes and was entirely allocated to the Customer Management - Agent Services reporting unit.

Intangible Assets Identified

The following details the total intangible assets identified:

Intangible asset type	Value	Life (years)
Customer relationship	$352.0	17
Trade name	17.0	4
Favorable lease contract	1.4	1	-	7
Total	$370.4
The preliminary fair value of the customer relationship asset was determined using the income approach through an excess earnings analysis, with projected earnings being discounted at a rate of 11.0%. The customer relationship intangible asset represents relationships between Stream and its customers. Convergys applied the income approach through a relief-from-royalty analysis to determine the preliminary fair value of the Stream trade name asset. The determination of the useful lives was based upon consideration of market participant assumptions and transaction specific factors.

Impact on Operating Results

The results of Stream's operations have been included in Convergys' Consolidated Financial Statements since the March 3, 2014 date of acquisition. The following table provides sales and results of operations from the acquired Stream business included in Convergys' March 31, 2014 results:

Stream results of operations	March 3, 2014 - March 31, 2014
Revenues	$85.6
Loss before income taxes	$(6.4)

The following unaudited pro forma information assumes the acquisition of Stream occurred at the beginning of the respective periods presented. The unaudited pro forma information presented below is for illustrative purposes only, does not include the pro forma adjustments that would be required under Regulation S-X for pro forma financial information and does not reflect future events that may occur after March 31, 2014 or any operating efficiencies or inefficiencies that may result from the Stream acquisition and related financing. Additionally, this unaudited pro forma information for the three months ended March 31, 2014 includes certain one-time costs associated with the Company's integration of the acquired Stream operations. Therefore, the information is not necessarily indicative of results that would have been achieved had the business been combined during the periods presented or the results that the Company will experience going forward.

	Three months ended March 31,
Unaudited pro forma information	2014	2013
Revenues	$777.1	$746.6
Income from Continuing Operations, net of tax	$7.9	$30.9

Earnings from Continuing Operations per share
Basic	$0.08	$0.29
Diluted	$0.07	$0.28

Weighted average common shares outstanding
Basic	101.1	105.7
Diluted	107.3	110.3

Datacom Acquisition

On April 30, 2013, the Company acquired the business process outsourcing operations of New Zealand-based Datacom, including contact centers in Kuala Lumpur, Malaysia and Manila, Philippines. The purchase price of $20.0 AUD (approximately $20.0 USD) included $15.0 of cash paid at closing and $5.3 of debt obligations assumed, which were immediately paid by the Company, as well as working capital adjustments that were finalized during the third quarter of 2013. In connection with the acquisition, the Company recognized $12.2 of goodwill and $7.0 of customer relationship intangible asset. The customer relationship intangible asset will be amortized over an estimated economic useful life of 8 years. The determination of the useful life was based upon consideration of market participant and transaction specific factors. The Company included various industry studies, historical acquisition experience, economic factors, future cash flows of the combined company and the relative stability of the acquired customer base. The acquired goodwill is not expected to be deductible for tax purposes.

(4) DIVESTITURES AND DISCONTINUED OPERATIONS

On May 16, 2012, the Company completed the sale of its Information Management line of business to NEC Corporation. During the three months ended March 31, 2014 and 2013, respectively, the Company recorded an additional gain of $0.5, net of tax, and a loss of $5.1, net of tax, as certain contingencies and tax positions related to Information Management were settled or adjusted.
The results of the Information Management business have been classified as discontinued operations for all periods presented. Certain costs previously allocated to the Information Management segment that do not qualify for discontinued operations accounting treatment are now reported as costs from continuing operations. The Company has taken action to reduce these costs and the transition services revenue from services provided to the buyer subsequent to completion of the sale substantially offset the remainder of these costs. During the three months ended March 31, 2014, the Company earned $4.0 in revenue under these transition services agreements, compared to $4.9 for the same period in 2013. While the transition services agreements vary in duration up to 24 months from the date of sale depending upon the type of service provided, the Company expects to substantially eliminate the underlying costs as the transition services are completed.
The results of the Information Management business included in discontinued operations for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three Months Ended March 31,
	2014	2013
Revenue	$—	$—
Gain (loss) on disposition	0.7	(8.0)
Income (loss) before income taxes	0.7	(8.0)
Income tax expense (benefit):
Expense (benefit) related to gain on disposition	0.2	(2.9)
Income (loss) from discontinued operations, net of tax	$0.5	$(5.1)

(5) EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY

Earnings per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

		Continuing Operations		Discontinued Operations		Total
Three Months Ended March 31, 2014	Shares	Income	Per Share Amount	Income (Loss)	Per Share Amount	Per Share Amount
Basic EPS	101.1	$13.7	$0.14	$0.5	$—	$0.14
Effect of dilutive securities:
Stock-based compensation arrangements	1.3	—	—	—	—	—
Convertible Debt	4.9	—	(0.01)	—	—	(0.01)
Diluted EPS	107.3	$13.7	$0.13	$0.5	$—	$0.13

Three Months Ended March 31, 2013
Basic EPS	105.7	$30.2	$0.28	$(5.1)	$(0.04)	$0.24
Effect of dilutive securities:
Stock-based compensation arrangements	1.4	—	—	—	—	—
Convertible Debt	3.2	—	(0.01)	—	—	(0.01)
Diluted EPS	110.3	$30.2	$0.27	$(5.1)	$(0.04)	$0.23

The diluted EPS calculation excludes the effect of 0.6 outstanding stock options for the three months ended March 31, 2014 and 0.7 outstanding stock options for the three months ended March 31, 2013 because their effect is anti-dilutive. The calculation at March 31, 2014 also excludes 0.6 performance-based restricted stock units (0.3 granted in both 2014 and 2013) as the performance criteria have not yet been fully defined, thereby precluding a mutual understanding of the terms of the stock-based awards.
As described more fully in Note 9, the Company issued approximately $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Convertible Debentures). The 2029 Convertible Debentures were initially convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares per one thousand in principal amount of debentures. The conversion rate is subject to adjustment for certain events outlined in the indenture governing the Debentures (the Indenture), including payment of dividends. As of March 31, 2014, the implied conversion rate for the Convertible Debentures was $11.77 per share, or eighty-four and ninety-four hundredths shares per one thousand in principal amount of debentures. There were 4.9 dilutive shares related to the 2029 Convertible Debentures for the three months ended March 31, 2014.
Shareholders’ Equity
As of March 31, 2014, the Company had the authority to repurchase an additional $133.3 of outstanding common shares pursuant to current authorizations.
Dividends
During 2013 and 2014, the Company's Board of Directors approved, and the Company has paid, the following dividends per common share:

Announcement Date	Record Date	Dividend Amount	Payment Date
October 23, 2012	December 21, 2012	$0.05	January 4, 2013
February 7, 2013	March 22, 2013	$0.06	April 5, 2013
April 30, 2013	June 21, 2013	$0.06	July 5, 2013
July 30, 2013	September 20, 2013	$0.06	October 4, 2013
November 6, 2013	December 27, 2013	$0.06	January 10, 2014
February 5, 2014	March 21, 2014	$0.06	April 4, 2014

On May 12, 2014, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.07 per common share to be paid on July 3, 2014 to shareholders of record as of June 19, 2014.
The Board expects that future cash dividends will be paid on a quarterly basis. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on the Company's future earnings, cash flow, financial condition, financial covenants and other relevant factors.

(6) EMPLOYEE BENEFIT PLANS
The Company sponsors a frozen defined benefit pension plan, which includes both a qualified and non-qualified portion, for eligible employees (the Cash Balance Plan) in North America. The Company recorded a net liability of $33.8 and $33.7 as of March 31, 2014 and December 31, 2013, respectively, for the Cash Balance Plan. In addition, the Company sponsors unfunded defined benefit plans for certain eligible employees in the Philippines and France. The Company recorded a liability of $33.9 and $31.5 as of March 31, 2014 and December 31, 2013, respectively, for these non-U.S. plans. Components of pension cost for these plans are as follows:

	Three Months Ended March 31,
	2014	2013
Interest cost on projected benefit obligation	$2.7	$2.8
Service cost	1.4	1.8
Expected return on plan assets	(2.3)	(2.6)
Amortization and deferrals, net	2.1	3.5
Pension cost	$3.9	$5.5
The Company also sponsors a non-qualified, unfunded executive deferred compensation plan and a supplemental, non-qualified, unfunded plan for certain senior officers. Components of pension cost for the unfunded executive pension plans are as follows:

	Three Months Ended March 31,
	2014	2013
Interest cost on projected benefit obligation	$0.1	$0.1
Amortization and deferrals, net	—	0.1
Pension cost	$0.1	$0.2
During the three months ended March 31, 2013, the Company recognized a settlement loss of $0.2 related to the supplemental, non-qualified, unfunded plan and a settlement gain of $0.2 related to the unfunded executive compensation plan. Subsequent to recognition of the settlement loss related to the supplemental, non-qualified, unfunded plan, this plan had been fully settled.
On July 25, 2013, the Company's Board of Directors authorized the Company to reinstate the Executive Deferred Compensation Plan  (the “EDCP”), effective January 1, 2014, for eligible participants, including executive officers.  This plan was previously frozen as of December 31, 2011. Under this authorization, the Company will match up to 100% of the first 3% of a participant's deferred amounts and 50% of a participant's next 2% of deferred amounts.  The Company match under the EDCP is reduced by the Company match eligible to be received under the Company's Retirement and Savings Plan.

(7) RESTRUCTURING

2014 Restructuring
During 2014, the Company recorded a severance charge of $1.7 related to restructuring actions impacting approximately 400 employees. These actions were initiated to continue the Company's efforts to refine its operating model and reduce costs. The severance charge is expected to be substantially paid in cash by June 30, 2015. The total remaining liability under this severance-related restructuring plan, which is included within Payables and other current liabilities on the Company's Consolidated Balance Sheets, was $1.4 as of March 31, 2014.
The Company also recorded severance expense of $6.3 during 2014 related to certain executives as a result of the Company's integration of the Stream business. This charge is included within Transaction and integration costs on the Consolidated Statements of Income. The total remaining liability under this severance-related restructuring plan, which is included within Payables and other current liabilities on the Company's Consolidated Balance Sheets, was $2.6 as of March 31, 2014.

2013 Restructuring
During 2013, the Company recorded a severance charge of $4.3 related to restructuring actions impacting approximately 800 employees. These actions were initiated to continue the Company's efforts to refine its operating model and reduce costs. The severance charge is expected to be substantially paid in cash by June 30, 2014. The total remaining liability under this severance-related restructuring plan, which is included within Payables and other current liabilities on the Company's Consolidated Balance Sheets, was $0.6 as of March 31, 2014. The Company also recorded other restructuring expenses of $1.1 during 2013.

(8) STOCK-BASED COMPENSATION PLANS

The Company’s operating results for the three months ended March 31, 2014 included stock compensation expense of $3.0 compared to $4.5 and for the same period in 2013.
Stock Options
A summary of stock option activity for the three months ended March 31, 2014 is presented below:

Shares in Millions Except Per Share Amounts	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Fair Value at Date of Grant (per share)
Options outstanding at January 1, 2014	0.8	$13.11	7.2	$3.74
Options exercisable at January 1, 2014	0.2	$13.14	5.8	$4.01
Granted	—
Exercised	—
Forfeited	—
Options outstanding at March 31, 2014	0.8	$13.11	7.0	$3.74
Options exercisable at March 31, 2014	0.6	$13.22	6.7	$3.84
Stock compensation expense for the 2011 and 2012 stock option grants was $0.1 for the three months ended March 31, 2014.
Time-based Restricted Stock Units
During the three months ended March 31, 2014 and 2013, the Company granted 0.6 shares and 0.5 shares, respectively, of time-based restricted stock units. The weighted-average fair values of these grants were $20.03 and $16.15 per share, respectively. The 2014 and 2013 time-based grants are scheduled to vest 25% at the completion of year one after the grant date, 25% after year two and 50% after year three. The 2012 time-based grants are scheduled to vest 50% at the end of year two and 50% at the end of year three.
The total compensation cost related to non-vested time-based restricted stock units not yet recognized as of March 31, 2014 was approximately $18.9, which is expected to be recognized over a weighted average of 1.3 years. Changes to non-vested time-based restricted stock and restricted stock units for the three months ended March 31, 2014 were as follows:

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2013	1.4	$14.62
Granted	0.6	20.03
Vested	(0.6)	13.98
Forfeited	—	—
Non-vested at March 31, 2014	1.4	$17.09
Performance-based Restricted Stock Units

During the three months ended March 31, 2014 and 2013, the Company granted 0.3 shares and 0.4 shares, respectively, of performance-based restricted stock units. The 2014 and 2013 grants each include 0.3 shares that provide for payout based upon the extent to which the Company achieves certain EPS targets, as determined by the Compensation and Benefits Committee of the Board of Directors, over three-year periods. Payout levels range from 50% to 200% of award shares earned. No payout can be earned if performance is below the minimum threshold level. As the targets for the third year of 2013 grants and second and third years of 2014 grants have not yet been set, the key terms have not been effectively communicated to the recipients, and as such the expense related to these grants cannot be recognized until the key terms are established. These grants have been excluded from the table below. The remaining 0.1 of performance-based shares granted in 2013 vested immediately at a fair value of $16.45 per share, equal to the Company's share price at grant date.
Changes to non-vested performance-based restricted stock and restricted stock units for the three months ended March 31, 2014 were as follows:

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2013	0.3	$12.90
Granted	—	—
Vested	(0.3)	12.90
Forfeited	—	—
Non-vested at March 31, 2014	—	$—

(9) DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consist of the following:

	March 31, 2014	December 31, 2013
11.25% Senior Secured Notes	$230.0	$—
2014 Term Loan, due 2019	350.0	—
2009 Convertible Debentures, due 2029	59.7	59.5
Capital Lease Obligations	34.2	1.6
Accounts Receivable Securitization	10.0	—
Total debt	683.9	61.1
Less current maturities	258.3	0.9
Long-term debt	$425.6	$60.2
Senior Secured Notes
In connection with the acquisition of Strteam, Convergys entered into an in-substance defeasance to repay the Stream 11.25% Senior Secured Notes. The notes had a carrying value of $230.0 at March 31, 2014, an amount equal to the outstanding principal, and $13.0 of accrued and unpaid interest. Because the transaction was not a legal defeasance the funds were placed into a trust and exclusively restricted to the repayment related to the notes, which occurred on April 3, 2014.  The funds were classified on the balance sheet within other current assets.
Credit Facility
On February 28, 2014, the Company entered into a Credit Agreement establishing an unsecured credit facility in the aggregate amount of $650.0 (Credit Agreement). In connection with entering into the Credit Agreement, Convergys terminated and repaid all outstanding obligations related to the $300.0 Four-Year Competitive Advance and Revolving Credit Facility Agreement dated March 11, 2011 (the 2011 Credit Facility). The Credit Agreement consists of term loans (the Term Loan) in the aggregate amount of $350.0 and a revolving credit facility (the Revolving Credit Facility) in the amount of $300.0. The conditions for the funding of the Term Loan and the Revolving Credit Facility were satisfied on March 3, 2014. Both mature on March 3, 2019, unless extended pursuant to the terms of the Credit Agreement. Outstanding amounts bear interest at one of the rates described in the Credit Agreement. While amounts borrowed and repaid under the Revolving Credit Facility may be re-borrowed subject to availability, amounts repaid under the Term Loan may not be borrowed again under the Credit Agreement. Total borrowing capacity remaining under the Revolving Credit Facility was $300.0, with $350.0 outstanding principal on the Term Loan as of

March 31, 2014. The Credit Agreement contains certain affirmative and negative covenants, as well as terms and conditions that are customary for credit facilities of this type, including financial covenants for leverage and interest coverage ratios. The Company was in compliance with all covenants at March 31, 2014.
Convertible Debentures
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
The 2029 Convertible Debentures were initially convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares of the Company’s common stock per one thousand dollars in principal amount of Debentures. As of March 31, 2014, the implied conversion rate for the Convertible Debentures was $11.77 per share, or eighty-four and ninety-four hundredths per one thousand in principal amount of debentures. Upon conversion, the Company will pay cash up to the aggregate principal amount of the converted 2029 Convertible Debentures and settle the remainder of the conversion value of the Debentures in cash or stock at the Company’s option. The conversion rate will be subject to adjustment for certain events outlined in the indenture governing the Debentures (the Indenture), including payment of dividends. The conversion rate will increase for a holder who elects to convert this Debenture in connection with certain share exchanges, mergers or consolidations involving the Company, as described in the Indenture. The 2029 Convertible Debentures, which pay a fixed rate of interest semi-annually, have a contingent interest component that will require the Company to pay interest based on the trading price of the Debentures exceeding a specified threshold at specified times, commencing on September 15, 2019, as outlined in the Indenture. The maximum amount of contingent interest that will accrue is 0.75% per annum of the average trading price of the Debentures during the periods specified in the Indenture. The fair value of this embedded derivative was not significant at March 31, 2014 or December 31, 2013.
Based on quoted market prices at March 31, 2014, the fair value of the $125.0 of the Company’s 2029 Convertible Debentures is $260.3.
Asset Securitization Facility
During January 2014, the Company extended the terms of an asset securitization facility collateralized by accounts receivable of certain of the Company's subsidiaries, with a purchase limit of $150.0 expiring in January 2017. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. As of March 31, 2014, Convergys had drawn $10.0 in available funding from qualified receivables as part of the financing related to the acquisition of Stream. Amounts have been classified under this facility as a short-term debt instrument within the Consolidated Balance Sheets. As of December 31, 2013, the facility was undrawn.
At March 31, 2014, future minimum payments of the Company’s debt arrangements are as follows:

Remainder of 2014 and 2015	$66.4
2016	35.9
2017	36.7
2018	35.6
2019	219.2
Thereafter	125.4
Total	$519.2

(10) COMMITMENTS AND CONTINGENCIES

Commitments
At March 31, 2014, the Company had outstanding letters of credit of $38.8 and other bond obligations of $2.8 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material. The Company also has purchase commitments with telecommunications providers of $13.4 for the remainder of 2014.
At March 31, 2014, the Company had an outstanding performance bond obligation of $30.0 related to a performance and payment guarantee for the Company’s former HR Management line of business which was sold in 2010 to NorthgateArinso. Subsequent to completion of the sale of the HR Management business, the Company continues to be responsible for this bond obligation. As part of the gain on disposition, the Company recognized a liability equal to the present value of probability weighted cash flows of potential outcomes, a Level 3 fair value measurement. Although the buyer is obligated to indemnify the Company for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of March 31, 2014, the Company maintains a liability of $0.6 for these obligations. The Company's guarantee for this bond obligation expires in August 2016.
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
In November 2011, one of the Company's call center clients, Hyundai Motor America ("Hyundai"), tendered a contractual indemnity claim to Convergys Customer Management Group Inc., a subsidiary of the Company, relating to a putative class action captioned Brandon Wheelock, individually and on behalf of a class and subclass of similarly situated individuals, v. Hyundai Motor America, Orange County Superior Court, California, Case No. 30-2011-00522293-CU-BT-CJC. The lawsuit alleges that Hyundai violated California's telephone recording laws by recording telephone calls with customer service representatives without providing a disclosure that the calls might be recorded. Plaintiff is seeking, among other things, an order certifying the suit as a California class action, statutory damages, payment of attorneys' fees and pre- and post-judgment interest. Convergys Customer Management Group Inc. is not named as a defendant in the lawsuit. On March 5, 2012, the court sustained a demurrer filed by Hyundai to one of the Plaintiff's causes of action, but overruled the demurrer as the Plaintiff's other cause of action. On March 15, 2012, Plaintiff filed an amended complaint. Hyundai answered the amended complaint on April 16, 2012, by generally denying the allegations and asserting certain affirmative defenses. On February 5, 2013, the court denied a motion filed by Hyundai for summary judgment based on Hyundai's claim that an exemption under the California recording laws was intended to exempt the type of recording done by Hyundai's call centers. Hyundai sought appellate review and, on September 18, 2013, the Supreme Court of the State of California denied Hyundai’s petition to grant review. Discovery had been stayed while the Court’s ruling was under appellate review, but the stay was lifted on October 22, 2013. On February 3, 2014, the Court issued an order staying discovery until March 20, 2014. Hyundai, Convergys Customer Management Group Inc. and Plaintiff attended a mediation session on March 13, 2014. The case did not settle at the mediation but the parties and Convergys Customer Management Group Inc. continue to engage in settlement discussions. On March 25, 2014, the Court issued an order continuing the hearing date on class certification to September 29, 2014 and set a status conference for May 20, 2014.
Convergys Customer Management Group Inc. is not named as a defendant in the lawsuit, and there has been no determination as to whether Convergys Customer Management Group Inc. will be required to indemnify Hyundai. The Company believes Convergys Customer Management Group Inc. has meritorious defenses to Hyundai's demand for indemnification and also believes there are meritorious defenses to Plaintiff's claims in the lawsuit. Pursuant to a Memorandum of Understanding dated April 29, 2014, Hyundai, Plaintiff and Convergys Customer Management Group Inc. agreed in principal to settle the lawsuit. The agreement in principal is subject to execution of a formal settlement agreement and approval by the Court. As a result of the agreement in principal to settle the lawsuit, the Company recognized an accrual that is representative of the best estimate of the loss expected to be incurred with the resolution of Hyundai’s contractual indemnity claim. The ultimate resolution of the indemnity claim is not expected to have a material impact on the Company’s liquidity, results of operations or financial condition.

(11) FAIR VALUE MEASUREMENTS

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
At March 31, 2014 and December 31, 2013, the Company had foreign currency forward contracts measured at fair value on a recurring basis. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during the three months ended March 31, 2014 and 2013. The assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$4.1	$—	$4.1	$—
Foreign currency forward contracts (liability position)	$43.5	$—	$43.5	$—

	December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$4.5	$—	$4.5	$—
Foreign currency forward contracts (liability position)	$41.0	$—	$41.0	$—

The Company also had investment securities held in a grantor trust for the benefit of participants of the executive deferred compensation plan measured at fair value at March 31, 2014 and December 31, 2013. The fair value of these instruments was measured using the quoted prices in active markets for identical assets (Level 1). There were no transfers between the three levels of the fair value hierarchy during the three months ended March 31, 2014 and 2013. The assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$10.6	$10.6	$—	$—
Convergys common stock	2.3	2.3	—	—
Money market accounts	0.6	0.6	—	—
Total	$13.5	$13.5	$—	$—

	December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$11.0	$11.0	$—	$—
Convergys common stock	2.3	2.3	—	—
Money market accounts	0.9	0.9	—	—
Total	$14.2	$14.2	$—	$—
At March 31, 2014, the Company held time deposits with maturities greater than 90 days and less than 180 days measured at fair value. The valuation technique used to measure the fair value of the time deposits was based on observable market data. There were no transfers between the three levels of the fair value hierarchy during the three months ended March 31, 2014 and 2013. The assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments:
Cash time deposits	$6.8	$—	$6.8	$—
Total	$6.8	$—	$6.8	$—

	December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments:
Cash time deposits	$68.7	$—	$68.7	$—
Total	$68.7	$—	$68.7	$—
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
The Company serves many of its U.S.-based clients using contact center capacity in various countries such as the Philippines, India, Canada and Colombia. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR), Canadian dollars (CAD) or Colombian pesos (COP), which represents a foreign exchange exposure. The Company also maintains a contract with a client priced in Australian dollars (AUD). The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward exchange contracts and options with several financial institutions to acquire a total of PHP 38,354.0 at a fixed price of $881.5 at various dates through March 2017, INR 10,424.0 at a fixed price of $168.0 at various dates through March 2017, CAD 41.3 at a fixed price of $39.2 at various dates through December 2015 and COP 15,300.0 at a fixed price of $8.0 at various dates through December 2014, and to sell a total of AUD 11.3 at a fixed price of $11.5 at various dates through September 2014. These instruments mature within the next 36 months and had a notional value of $1,108.2 at March 31, 2014 and $965.5 at December 31, 2013. The derivative instruments discussed above are designated and effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	March 31, 2014	December 31, 2013
Forward exchange contracts and options designated as hedging instruments:
Included within other current assets	$2.1	$4.3
Included within other non-current assets	2.0	0.2
Included within other current liabilities	24.4	21.2
Included within other long-term liabilities	19.1	19.8
The Company recorded a deferred tax benefit of $14.1 related to these derivatives at March 31, 2014 and December 31, 2013. A total of $22.7 and $22.5 of deferred losses, net of tax, related to these cash flow hedges at March 31, 2014 and December 31, 2013, respectively, were included in accumulated other comprehensive loss (OCL). As of March 31, 2014, deferred losses of $19.5 ($12.1 net of tax), on derivative instruments included in accumulated OCL are expected to be reclassified into earnings during the next twelve months. The following table provides the effect of these derivative instruments on the Company’s Consolidated Financial Statements for the three months ended March 31, 2014 and 2013:

	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Three Months Ended March 31, 2014
Foreign exchange contracts	$(5.9)	$(5.8)	- Cost of providing services and products sold and Selling, general and administrative
Three Months Ended March 31, 2013
Foreign exchange contracts	$1.3	$4.2	- Cost of providing services and products sold and Selling, general and administrative
The amount recognized related to the ineffective portion of the derivative instruments was not material for the three months ended March 31, 2014 and 2013.
The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. The Company recorded a net loss of $1.8 and a net gain of $0.2 during the three months ended March 31, 2014 and 2013, respectively, related to changes in fair value of these derivative instruments not designated as hedges. The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income, net in the accompanying Consolidated Statements of Income. The fair value of these derivative instruments not designated as hedges at March 31, 2014 was less than $0.1.
The aggregate fair value of all derivative instruments in a liability position on March 31, 2014 is $43.5.
Short-Term Investments
In December 2011, the Company made investments in certain securities, included within short-term investments in the Consolidated Balance Sheets, which are held in a grantor trust for the benefit of participants of the executive deferred compensation plan. This investment was made in securities reflecting the hypothetical investment balances of plan participants. As of March 31, 2014, the Company maintained investment securities with a fair value of $13.5 classified as trading securities. The investment securities include exchange-traded mutual funds, common stock of the Company and money market accounts. These securities are carried at fair value, with gains and losses, both realized and unrealized, reported in other income, net in the Consolidated Statements of Income. The cost of securities sold is based upon the specific identification method. Interest and dividends on securities classified as trading are included in other income, net.
Additionally, during 2014 and 2013 the Company made investments in time deposits with maturities greater than 90 days and less than 180 days, included within short-term investments in the Consolidated Balance Sheets. As of March 31, 2014, the Company maintained short-term time deposits with a fair value of $6.8.

(13) INCOME TAXES

The liability for unrecognized tax benefits was $59.5 and $52.1 at March 31, 2014 and December 31, 2013, respectively, and is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. As a result of the Stream acquisition, Convergys recorded $6.4 of liabilities for unrecognized tax benefits in Stream's opening balance sheet. As of March 31, 2014, the total amount of unrecognized tax benefits that would affect income tax expense if recognized in the Consolidated Financial Statements is $50.9. This amount includes interest and penalties of $20.7. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between approximately $2 and $10 in the next twelve months; however, actual developments in this area could differ from those currently expected.

The effective tax rate on net income from continuing operations was 14.9% and 15.9% for the three months ended March 31, 2014 and 2013, respectively. The change in tax rate for the period ended March 31, 2014 is primarily due to a shift in the geographic mix of worldwide income and certain discrete items, primarily driven by transaction costs incurred during the three months ended March 31, 2014.

During the fourth quarter of 2013, the Company changed the classification for a portion of undistributed earnings of its foreign subsidiaries to reflect management's plans to repatriate undistributed earnings of the Company's foreign subsidiaries to contribute funding to the acquisition of Stream. As a result of this change, the Company recognized $46.4 of additional income tax expense during 2013 to record the applicable deferred tax liability. As a result of the Stream acquisition, the Company recognized the benefit of certain tax attributes associated with Stream's foreign subsidiaries’ earnings and the overall acquisition. These tax attributes could not be taken into account in calculating the Company’s tax on the book to tax basis difference of its foreign subsidiaries until the Stream acquisition closed. As a result of the transaction and taking into consideration the application of these tax attributes for the three months ended March 31, 2014, the tax provision recognized on the repatriation transaction was approximately $41.6, based on the preliminary allocation of the purchase price related to the Stream acquisition. Consequently, the Company recorded a $4.8 tax benefit for the difference between that tax previously accrued on foreign earnings and the current estimate of taxes payable on the repatriation of such earnings. Conversely, the Company booked an additional $3.3 of income tax expense related to 2014 earnings that contributed to the funding to the acquisition of Stream.  Accordingly, the Company has recorded a total tax provision of $44.9 related to the foreign cash repatriated in connection with the Stream acquisition.

(14) GOODWILL AND OTHER INTANGIBLE AND LONG-LIVED ASSETS

Goodwill and Intangible Assets
Goodwill was $870.1 at March 31, 2014 compared to $589.4 at December 31, 2013. This increase was due to the Stream acquisition discussed in Note 3, as well as foreign currency translation. The Company tests goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Goodwill impairment testing is performed at the reporting unit level. The Company's reporting units are Customer Management - Agent Services and Customer Management - Customer Interaction Technology (CIT).
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
Intangible assets increased to $396.6 at March 31, 2014 from $30.7 at December 31, 2013, primarily due to the Stream acquisition, offset by amortization. As of March 31, 2014, the Company’s total identifiable intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net
Software (classified with Property, Plant & Equipment)	$41.3	$(32.0)	$9.3
Trademarks	27.0	(10.4)	16.6
Customer relationships and other intangibles	479.6	(108.9)	370.7
Total	$547.9	$(151.3)	$396.6

The intangible assets are being amortized using the following amortizable lives: 4 years for trademarks, 8 years for software and 1 to 17 years for customer relationships and other intangibles. The remaining weighted average depreciation period for software is 2.40. The remaining weighted average amortization period for trademarks, customer relationships and other intangibles is 15.80. Amortization of software is included within depreciation expense as the underlying assets are classified within property, plant and equipment.
Trademarks, customer relationships, and other intangibles amortization expense was $3.4 and $1.2 for the three months ended March 31, 2014 and 2013, respectively, and is estimated to be approximately $24.8 for the year ended December 31, 2014. The related estimated expense for the five subsequent years ended December 31 is as follows:

2015	$29
2016	28
2017	28
2018	24
2019	24
Thereafter	234

Long-Lived Assets
The Company evaluates its property and equipment when events or circumstances indicate a possible inability to recover their carrying amounts. During 2012, the Company committed to a plan to sell its Corporate office facilities in Cincinnati, Ohio. The facility met the "Held-for-Sale" criteria set forth in U.S. GAAP; the book value was adjusted to its fair value less costs to sell, resulting in an impairment charge of $42.6 ($27.0 after tax) recorded during the second quarter of 2012. During 2013, the Company committed to sell an additional facility in Dallas, Texas which also resulted in "Held-for-Sale" classification. During 2013, the Company recognized net impairment losses of $1.5 to adjust both facilities to fair value less costs to sell at the date of sale to a third-party buyer. The Company measured assets held-for-sale at the lower of net book value or fair value less cost to sell. Fair value and cost to sell estimates were based on corroborative market data, which is a Level 2 input of the fair value hierarchy under U.S. GAAP. The Company completed the sale of these facilities in July 2013 resulting in cash collections of $47.6.

(15) PAYABLES AND OTHER CURRENT LIABILITIES

	At March 31, 2014	At December 31, 2013
Accounts payable	$47.0	$30.9
Deferred tax liability	38.3	37.4
Accrued income and other taxes	32.3	22.3
Accrued payroll-related expenses	155.5	85.9
Derivative liabilities	24.4	21.2
Accrued expenses, other	96.5	68.9
Deferred revenue and government grants	26.2	22.8
Restructuring and exit costs	4.6	2.3
	$424.8	$291.7

(16) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Currency	Derivative Financial Instruments	Pension Liability	Total
Balance at December 31, 2012	$36.4	$11.4	$(58.3)	$(10.5)
Other comprehensive (loss) income before reclassifications, net of tax	(1.8)	0.8	—	(1.0)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(2.6)	—	(2.6)
Net current-period other comprehensive loss	(1.8)	(1.8)	—	(3.6)
Balance at March 31, 2013	$34.6	$9.6	$(58.3)	$(14.1)

Balance at December 31, 2013	$35.1	$(22.5)	$(32.1)	$(19.5)
Other comprehensive income (loss) before reclassifications, net of tax	0.5	(3.8)	—	(3.3)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	3.6	1.1	4.7
Net current-period other comprehensive income (loss)	0.5	(0.2)	1.1	1.4
Balance at March 31, 2014	$35.6	$(22.7)	$(31.0)	$(18.1)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended March 31,
	2014	2013
(Loss) gain on derivative instruments	$(5.8)	$4.2	Cost of providing services and products sold and Selling, general and administrative
Tax benefit (expense)	2.2	(1.6)	Income tax expense
(Loss) gain on derivative instruments, net of tax	(3.6)	2.6	Net of tax
Adjustment of pension and other post employment obligations	(1.8)	—	Selling, general and administrative
Tax benefit	0.7	—	Income tax expense
Adjustment of pension and other post employment obligations, net of tax	(1.1)	—	Net of tax
Total reclassifications for the period	$(4.7)	$2.6

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
Operations and Structure
On March 3, 2014, Convergys completed its acquisition of SGS Holdings, Inc. ("Stream"), a global business process outsource provider specializing in customer relationship management, including technical support, customer care and sales, for Fortune 1000 companies. This acquisition expands the Company's geographic footprint and capabilities. Combined, Convergys now has 125,000 employees working out of more than 150 locations in 31 countries, interacting with our clients' customers in 47 languages. Stream's complementary client portfolio also diversifies Convergys' client base through the addition of leading technology, communications and other clients.
On April 30, 2013, we acquired New Zealand-based Datacom's contact center operations with facilities in Kuala Lumpur, Malaysia and Manila, Philippines for $20.0 AUD (approximately $20.0 USD). The acquisition added 15 Asian languages to Convergys' language capabilities and approximately 1,000 employees, working in three Southeast Asia contact centers, to Convergys' global operations.
Agent-related revenues, which accounted for more than 93% of revenues for the three months ended March 31, 2014, are typically recognized as the services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. Remaining revenues are derived from the sale of premise-based and hosted automated self-care and technology solutions and provision of professional services. Revenues from the sale of these solutions and provision of services are typically recognized as the services are provided over the duration of the contract using contractual rates.
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

FORWARD-LOOKING STATEMENTS

This report contains statements, estimates, or projections that constitute “forward-looking statements” as defined under U.S. federal securities laws. In some cases, one can identify forward looking statements by terminology such as “will,” “expect,” “estimate,” “think,” “forecast,” “guidance,” “outlook,” “plan,” “lead,” “project” or other comparable terminology. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks include, but are not limited to: (i) the loss of a significant client or significant business from a client; (ii) the future financial performance of major industries that we serve; (iii) our failure to successfully acquire and integrate businesses (iv) our inability to protect personally identifiable data against unauthorized access or unintended release; (v) our inability to maintain and upgrade our technology and network equipment in a timely manner; (vi) international business and political risks, including economic weakness and operational disruption as a result of natural events, political unrest, war, terrorist attacks or other civil disruption; (vii) the failure to meet expectations regarding the tax treatment of the Information Management transaction; (viii) adverse effects of litigation and other commitments and contingencies and (ix) those factors contained in our periodic reports filed with the SEC, included in the “Risk Factors” section of our most recent Annual Report on Form 10-K. The forward-looking information in this document is given as of the date of the particular statement and we assume no duty to update this information. Our filings and other important information are also available on the investor relations page of our web site at www.convergys.com.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended
	March 31,
	2014	2013	Change	%
Revenues:
Communications	$339.5	$292.8	$46.7	16
Technology	87.8	44.6	43.2	97
Financial Services	50.8	46.1	4.7	10
Other	127.6	110.0	17.6	16
Total Revenues	$605.7	$493.5	$112.2	23
Consolidated revenues for the first quarter of 2014 were $605.7, a 23% increase from $493.5 in the same period prior year. Revenue related to the acquired Stream operations contributed to sales growth of approximately 17.5% during the current quarter, primarily within the communications and technology verticals. Revenues from communications clients increased 16% from the first quarter 2013, reflecting contributions from the Stream operations along with volume increases with several existing clients. Revenues from technology clients increased 97% from the first quarter of 2013, reflecting contributions from the Stream operations, volume increases and new programs with existing clients. Revenues from financial services clients increased 10% from the first quarter of 2013, due to volume increases and a new client, offset by program completion with one client. Other revenues, which are comprised of clients outside the Company's three largest industries, increased 16% from the first quarter of 2013. This increase is attributable to contributions from the Stream operations, volume increases, new clients and new programs with existing clients, partially offset by a program completion with one client.

Operating Costs and Expenses

	Three Months Ended
	March 31,
	2014	2013	Change	%
Operating Costs:
Cost of providing services and products sold	$380.1	$318.2	$61.9	19
Selling, general and administrative	145.0	114.6	30.4	27
Research and development costs	1.9	2.1	(0.2)	(10)
Depreciation	26.5	20.9	5.6	27
Amortization	3.4	1.2	2.2	NM
Restructuring	1.7	—	1.7	NM
Transaction and Integration Costs	25.1	—	25.1	NM
Total costs and expenses	$583.7	$457.0	$126.7	28
Total operating costs and expenses for the first quarter of 2014 of $583.7 increased 28% from $457.0 in the same period prior year. Operating costs associated with the acquired Stream operations resulted in $84.3 of increased expense during the current quarter. Total operating costs and expenses for the three months ended 2014 also include a $14.7 and $10.4 charge for transaction and integration related expenses, respectively, associated with the acquisition of Stream. These items are included within the Transaction and Integration Costs caption.
As a percentage of revenues, the cost of providing services and products sold was 62.8% in the first quarter of 2014 compared to 64.5% in the prior year period, primarily as a result of the timing of certain program ramps. Selling, general and administrative expenses of $145.0 in the first quarter of 2014 increased $30.4 from the prior year period. As a percentage of revenues, selling, general, and administrative cost was 23.9% compared to 23.2% in the prior year. The increase is primarily a result of costs associated with the acquired Stream operations. Research and development costs of $1.9 decreased $0.2 from the prior year due to reductions in headcount. Depreciation expense of $26.5 increased $5.6 from the prior year, while amortization expense of $3.4 increased $2.2. These increases primarily resulted from the acquired property and equipment and intangible assets from the Stream acquisition, which were recorded at fair value as of the acquisition date.

Operating Income and Adjusted Operating Income (a non-GAAP measure)
In order to assess the underlying operational performance of the continuing operations of the business and to have a basis to compare underlying results to prior and future periods, we provide the non-GAAP measures, Adjusted Operating Income and Adjusted Operating Margin, in the table below. For the three months ended March 31, 2014 and 2013, Adjusted Operating Income and Adjusted Operating Margin exclude the following:

•	Transaction expenses of $14.7 in 2014 associated with Convergys' acquisition of Stream. These expenses related to fees paid for third-party consulting services;

•
Integration expenses of $10.4 in 2014 associated with Convergys' integration of the acquired Stream operations. These expenses primarily related to fees for third-party consulting services and severance expenses;

•	Amortization of acquired intangible assets of $3.4 and $1.2 for the three months ended March 31, 2014 and 2013, respectively, and;

•	Depreciation of $1.8 in 2014 resulting from the fair value write-up of property and equipment acquired from Stream.
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

	Three Months Ended
	March 31,
	2014	2013	Change	%
Operating Income	$22.0	$36.5	$(14.5)	(40)
Operating Margin	3.6%	7.4%

Depreciation of property & equipment write-up	1.8	—
Amortization of acquired intangible assets	3.4	1.2
Transaction related expenses	14.7	—
Integration related expenses	10.4	—
Adjusted Operating Income (a non-GAAP measure)	$52.3	$37.7	$14.6	39
Adjusted Operating Margin	8.6%	7.6%
Operating income was $22.0 for the first quarter of 2014 compared to operating income of $36.5 in the prior year. Excluding the impacts of items discussed above, adjusted operating income for the first quarter of 2014 was $52.3 compared to $37.7 in the same period in the prior year.

Non-Operating Items

	Three Months Ended
	March 31,
	2014	2013	Change	%
Operating Income	$22.0	$36.5	$(14.5)	(40)
Other (expense) income, net	(1.9)	2.3	(4.2)	NM
Interest expense	(4.0)	(2.9)	(1.1)	38
Income before Income Taxes	$16.1	$35.9	$(19.8)	(55)
Other expense of $1.9 decreased from other income of $2.3 for the first three months of 2013 primarily due to foreign currency exchange losses of $2.6 and a $1.0 decrease in interest income. Interest expense increased by $1.1 compared to the same period in prior year due to additional expense related to the Term Loan that was entered into in connection with the Stream acquisition.

Income Taxes

	Three Months Ended
	March 31,
	2014	2013	Change	%
Income before Income Taxes	$16.1	$35.9	$(19.8)	(55)
Income tax expense	2.4	5.7	(3.3)	(58)
Our effective tax rate on net income from continuing operations was 14.9% for the three months ended March 31, 2014 compared to an effective tax rate of 15.9% in the same period last year. The lower tax rate for the three months ended March 31, 2014 is primarily due to a shift in the geographic mix of worldwide income and certain discrete items recorded in the first quarter of 2014.

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

•
Tax benefit of $1.5 to adjust the deferred tax liability associated with the change in classification for a portion of the undistributed earnings of the Company's foreign earnings that occurred during the fourth quarter of 2013.

•
Tax expense of $0.4 resulting from the changes in the Company's state rate applicable to deferred tax assets and liabilities. This change in rate resulted from the combination of the Convergys and Stream operations.

We use income from continuing operations, net of tax and earnings per share data excluding the operating charges discussed above and the discrete tax items discussed above for the three months ended March 31, 2014 and 2013, to assess the underlying operational performance of the continuing operations of the business for the year and to have a basis to compare underlying results to prior and future periods. Adjustments for these items are relevant in evaluating the overall performance of the business. Limitations associated with the use of these non-GAAP measures include that these measures do not include all of the amounts associated with our results as determined in accordance with GAAP. Management compensates for these limitations by using the non-GAAP measures, income from continuing operations, net of tax and diluted earnings per share excluding these items, and the GAAP measures, income from continuing operations, net of tax and diluted earnings per share, in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond those described above. These non-GAAP measures should be considered supplemental in nature and should not be construed as being more important than comparable GAAP measures.

	Three Months Ended
	March 31,
	2014	2013	Change	%
Income from Continuing Operations, net of tax	$13.7	$30.2	$(16.5)	(55)
Total operating charges from above, net of tax	21.4	0.7	20.7	NM
Adjustment for state tax rate changes	0.4	—	0.4	NM
Tax benefit related to unremitted foreign earnings	(1.5)	—	(1.5)	NM
Adjusted Income from Continuing Operations, net of tax (a non-GAAP measure)	$34.0	$30.9	$3.1	10

Diluted Earnings Per Common Share:
Continuing operations	$0.13	$0.27	$(0.14)	(52)
Impact of net charges above included in continuing operations, net of tax	0.19	0.01	0.18	NM
Adjusted diluted earnings per common share from continuing operations (a non-GAAP measure)	$0.32	$0.28	$0.04	14
Income from continuing operations, net of tax for the first quarter of 2014 was $13.7 compared to $30.2 for the same period in 2013, while income from continuing operations per diluted share for the first quarter in 2014 was $0.13 compared to $0.27 for the same period in 2013. Excluding the items discussed above, adjusted income from continuing operations, net of tax for the first quarter of 2014 was $34.0, or $0.32 per diluted share, compared to $30.9, or $0.28 per diluted share for the same period in 2013.

Results of Discontinued Operations, Results of Discontinued Operations per Diluted Share, Net Income and Net Income per Diluted Share

	Three Months Ended
	March 31,
	2014	2013	Change	%
Income from Continuing Operations, net of tax	$13.7	$30.2	$(16.5)	(55)
Income (loss) from discontinued operations, net of tax expense (benefit) of $0.2 and ($2.9), for the three months ended March 31, 2014 and 2013, respectively	0.5	(5.1)	5.6	NM
Net Income	$14.2	$25.1	$(10.9)	(43)

Diluted Earnings per Common Share:
Continuing operations	$0.13	$0.27	$(0.14)	(52)
Discontinued operations	—	(0.04)	0.04	NM
Net Diluted Earnings per Common Share	$0.13	$0.23	$(0.10)	(43)

The $0.5 income and $5.1 loss from discontinued operations, net of tax, recognized in the first three months of 2014 and 2013, respectively, reflects the additional gain and loss on sale of the Information Management business as certain contingencies and tax positions were settled or adjusted. Loss from discontinued operations, net of tax, per diluted share for 2013 was $0.04.
Including the results of discontinued operations first quarter 2014 net income and diluted earnings per share were $14.2 and $0.13, respectively, compared with $25.1 and $0.23, respectively, in the first quarter of 2013.

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

	Three Months Ended March 31,
	2014	2013
Income from Continuing Operations, net of tax under U.S. GAAP	$13.7	$30.2
Depreciation and Amortization	29.9	22.1
Interest expense	4.0	2.9
Income tax expense	2.4	5.7
EBITDA (a non-GAAP measure)	50.0	60.9
Transaction related expenses	14.7	—
Integration related expenses	10.4	—
Adjusted EBITDA (a non-GAAP measure)	$75.1	$60.9
Adjusted EBITDA Margin	12.4%	12.3%

RESTRUCTURING CHARGES

2014 Restructuring
During 2014, the Company recorded a severance charge of $1.7 related to restructuring actions impacting approximately 400 employees. These actions were initiated to continue the Company's efforts to refine its operating model and reduce costs. The severance charge is expected to be substantially paid in cash by June 30, 2015. The total remaining liability under this severance-related restructuring plan, which is included within Payables and other current liabilities on the Company's Consolidated Balance Sheets, was $1.4 as of March 31, 2014.

The Company also recorded severance expense of $6.3 during 2014 related to certain executives as a result of the Company's integration of the Stream business. This charge is included within Transaction and integration costs on the Consolidated Statements of Income. The total remaining liability under this severance-related restructuring plan, which is included within Payables and other current liabilities on the Company's Consolidated Balance Sheets, was $2.6 as of March 31, 2014.
2013 Restructuring
During 2013, the Company recorded a severance charge of $4.3 related to restructuring actions impacting approximately 800 employees. These actions were initiated to continue the Company's efforts to refine its operating model and reduce costs. The severance charge is expected to be substantially paid in cash by June 30, 2014. The total remaining liability under this severance-related restructuring plan, which is included within Payables and other current liabilities on the Company's Consolidated Balance Sheets, was $0.6 as of March 31, 2014. The Company also recorded other restructuring expenses of $1.1 during 2013.
Savings from Restructuring Plans
The 2014 and 2013 severance actions resulted in cost reductions in excess of $15 and $16, respectively, on an annualized basis. The impact of these benefits is spread across our operating expenses, primarily within the selling, general and administrative expense caption of our Consolidated Statements of Income. The severance actions also resulted in cash savings of approximately $12 and $16, respectively, on an annualized basis. The impact on liquidity was not material for either plan.

CLIENT CONCENTRATION
During the first three months of 2014, our two largest clients accounted for 28.6% of our revenues. Our largest client, AT&T, accounted for 18.2% of revenues and DIRECTV, our second largest client, comprised 10.4% of revenues in the first three months of 2014. During the first three months of 2013, our three largest clients accounted for 46.1% of our revenues. AT&T, Comcast Corporation and DIRECTV accounted for 21.2%, 12.6% and 12.3%, respectively, for the first three months of 2013. Volumes under certain of our long-term arrangements are earned under multiple contracts with these clients and are subject to variation based on, among other things, general economic conditions, client outsourcing trends and seasonal patterns in our clients' businesses.

BUSINESS OUTLOOK
Convergys expects consolidated revenue growth and adjusted profit improvement for the full year 2014 compared with 2013, including:
•Revenue to exceed $2.9 billion, increasing over 40 percent from prior year $2.0 billion;
•Adjusted EBITDA of $350 million to $360 million, improving from prior year $251 million;
•Adjusted effective tax rate to approximate 23 percent;
•Diluted shares outstanding to approximate 108 million;
•Adjusted Earnings per Diluted Common Share of $1.45 to $1.50, improving over 30 percent from prior year $1.10;
The Company expects normal seasonal impacts in the second quarter of 2014 with sequential increase in second-half 2014 results compared with first-half 2014 results.
Not included in this outlook or prior-year adjusted results are acquisition-related impacts such as transaction costs, integration costs, intangible amortization, depreciation related to the fair value write-up of acquired property and equipment, and tax expense associated with cash repatriation. Also not included are the impacts of non-cash pension settlement charges or any future share repurchase activities.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Cash Flows
We believe that we have adequate liquidity from cash and expected future operating cash flows to fund ongoing operations, invest in the business and pay dividends at the discretion of the Board of Directors for the next twelve months.
Cash flows from operating activities generally provide us with a significant source of funding for our investing and financing activities. Cash flows from operating activities totaled $15.7 in the first three months of 2014 compared to $22.7 in the same period last year. The current quarter was negatively impacted by $27.4 of tax payments related to the repatriation of non-U.S. cash, $22.0 of payments for transaction and integration related expenses as well as $15.0 used to fund an escrow account for future expected settlement of working capital associated with the Stream acquisition. Excluding these key items, cash flows provided by operating activities totaled $80.1 during the current quarter.

Cash flows used in investing activities were $760.9 during the first three months of 2014, which included cash outflows of $804.5 (net of cash acquired) for the purchase of Stream's operations and $18.3 of capital expenditures, partially offset by $61.9 in proceeds from the maturity of short-term investments. Cash flows used in investing activities were $12.6 during the first three months of 2013, which included $12.1 of capital expenditures and $28.3 of purchases of short-term investments, partially offset by $27.8 of proceeds from the maturity of short-term investments.
Cash flows provided by financing activities were $346.6 during the first three months of 2014 compared to $39.8 of cash flows used in financing activities during the first three months of 2013. The increase in the current year is due primarily to debt proceeds of $357.7, of which $350.0 related to the Term Loan associated with the new Credit Agreement entered into in connection with the acquisition of Stream. Additionally, we paid $6.0 in cash dividends and $7.1 of debt issuance costs during the current quarter. We also received $1.9 of excess tax benefits from share-based payment arrangements and $0.1 from the exercise of stock options. During the first three months of 2013, we settled in cash the repurchase of 2.1 of the company's common shares for $38.8, including $3.6 of shares repurchased but not settled prior to December 31, 2012 and excluding $0.2 of shares repurchased in the first quarter that had not settled as of March 31, 2013. We also paid $5.2 in cash dividends. These outflows were partially offset by $2.4 we received from exercise of stock options in the first three months of 2013.
We use free cash flow and adjusted free cash flow, non-GAAP measures, to assess the financial performance of the Company. We define free cash flow as cash flows from operating activities less capital expenditures. A reconciliation of the GAAP measure, net cash provided by operating activities, to the non-GAAP measures, free cash flow and adjusted free cash flow, is as follows:

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities under U.S. GAAP	$15.7	$22.7
Capital expenditures	(18.3)	(12.1)
Free cash flow (a non-GAAP measure)	(2.6)	10.6
Stream acquisition - cash paid for transaction and integration related expenses (A)	22.0	—
Stream acquisition - cash paid to fund escrow receivable associated with future working capital settlement (A)	15.0	—
Cash paid for taxes related to repatriation of non-U.S. cash to partially fund the Stream acquisition (A)	27.4	—
Adjusted free cash flow (a non-GAAP measure)	$61.8	$10.6

(A)	Since payment was associated with investment activity, this amount has been included within this calculation.
Adjusted free cash flow was $61.8 for the first three months of 2014, compared to $10.6 for the same period in 2013. The increase of $51.2 from the prior year was due to improved cash flows from operations when excluding the acquisition related items above.
We believe that free cash flow and adjusted free cash flow are useful to investors because they relate the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow and adjust free cash flow facilitate management’s ability to strengthen the Company’s balance sheet, to repay the Company’s debt obligations and to repurchase the Company’s common shares. We also believe the presentation of these measures will enhance the investors' ability to analyze trends in the business and evaluate the Company's underlying performance relative to other companies in the industry. Limitations associated with the use of free cash flow and adjusted free cash flow include that they do not represent the residual cash flow available for discretionary expenditures as they do not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by utilizing the non-GAAP measures, free cash flow and adjusted free cash flow, and the GAAP measure, cash flows from operating activities, in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond the purposes described above.
Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments
At March 31, 2014, total capitalization was $1,980.2, consisting of $683.9 of short-term and long-term debt and $1,296.3 of equity. The total debt-to-capital ratio was 34.5% at March 31, 2014, compared to 4.5% at December 31, 2013. This increase primarily resulted from an increase in total debt related to the Company's new $350.0 Term Loan and the $230.0 Senior Secured Notes that were fully funded but remained outstanding at the closing of the Stream acquisition. Excluding the $230.0 Senior Secured Notes, the total debt-to-capital ratio would have been 25.9% as of March 31, 2014.
On February 28, 2014, the Company entered into a Credit Agreement establishing an unsecured credit facility in the aggregate amount of $650.0 (Credit Agreement). In connection with entering into the Credit Agreement, Convergys terminated and repaid all outstanding obligations related to the $300.0 Four-Year Competitive Advance and Revolving Credit Facility Agreement dated March 11, 2011 (the 2011 Credit Facility). The Credit Agreement consists of term loans (the Term Loan) in the aggregate amount of $350.0 and a revolving credit facility (the Revolving Credit Facility) in the amount of $300.0. The conditions for the funding of the Term Loan and the Revolving Credit Facility were satisfied on March 3, 2014. Both mature on March 3, 2019, unless extended pursuant to the terms of the Credit Agreement. Outstanding amounts bear interest at one of the rates described in the Credit Agreement. While amounts borrowed and repaid under the Revolving Credit Facility may be re-borrowed subject to availability, amounts repaid under the Term Loan may not be borrowed again under the Credit Agreement. Total borrowing capacity remaining under the Revolving Credit Facility was $300.0, with $350.0 outstanding principal on the Term Loan as of March 31, 2014. The Company was in compliance with all covenants at March 31, 2014. The Credit Agreement contains certain affirmative and negative covenants, as well as terms and conditions that are customary for credit facilities of this type, including financial covenants for leverage and interest coverage ratios.
In the fourth quarter of 2009, the Company announced an offer to exchange one-thousand twenty dollars in principal amount of its 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) for each one-thousand dollars in principal amount of its 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009. We issued a total of $125.0 aggregate principal amount of the 2029 Convertible Debentures in exchange for $122.5 of the 4.875% Senior Notes. The entire balance of the 2029 Convertible Debentures was outstanding as of March 31, 2014 and December 31, 2013.
During January 2014, the Company extended the terms of an asset securitization facility collateralized by accounts receivable of certain of the Company's subsidiaries, with a purchase limit of $150.0 expiring in January 2017. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary. The asset securitization facility does not qualify for sale treatment under the authoritative guidance for the accounting for transfers and servicing of financial assets and extinguishments of liabilities. As of March 31, 2014, Convergys had drawn $10.0 in available funding from qualified receivables as part of the financing related to the acquisition of Stream. Amounts have been classified under this facility as a short-term debt instrument within the Consolidated Balance Sheets. As of December 31, 2013, the facility was undrawn.
In February 2013, our Board of Directors approved an increase in remaining authorized share repurchases to $250.0 in the aggregate. At March 31, 2014, the Company has the authority to repurchase an additional $133.3 pursuant to current authorizations.
At March 31, 2014, we had outstanding letters of credit of $38.8 and other bond obligations of $2.8 related to performance and payment guarantees. We believe that any guarantee obligation that may arise will not be material. We also have purchase commitments with telecommunications providers of $13.4 for the remainder of 2014.
At March 31, 2014, we had outstanding performance bond obligations of $30.0 related to performance and payment guarantees for the Company’s former HR Management line of business. Subsequent to completion of the sale of the HR Management business, the Company continues to be responsible for these bond obligations. As part of the gain on disposition we recognized a liability equal to the present value of probability weighted cash flows of potential outcomes. Although the buyer is obligated to indemnify us for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of March 31, 2014 we maintain a liability of $0.6 for these obligations. The Company's guarantee for this bond obligation expires in August 2016.
It is reasonably possible that our unrecognized tax benefits of $59.5 will decrease between approximately $2 and $10 in the next twelve months based upon the resolution of audits; however, actual developments in this area could differ from those currently expected.
During 2013 and 2014, the Company's Board of Directors approved, and the Company has paid, the following dividends per common share:

Announcement Date	Record Date	Dividend Amount	Payment Date
October 23, 2012	December 21, 2012	$0.05	January 4, 2013
February 7, 2013	March 22, 2013	$0.06	April 5, 2013
April 30, 2013	June 21, 2013	$0.06	July 5, 2013
July 30, 2013	September 20, 2013	$0.06	October 4, 2013
November 6, 2013	December 27, 2013	$0.06	January 10, 2014
February 5, 2014	March 21, 2014	$0.06	April 4, 2014
On May 12, 2014, the Company announced that its Board of Directors raised the quarterly dividend 17 percent to $0.07 per common share to be paid on July 3, 2014 to shareholders of record as of June 19, 2014.
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
Interest Rate Risk
Under the Credit Agreement, Convergys had $360.0 of variable rate debt outstanding as of March 31, 2014, associated with the Term Loan and Asset Securitization Facility. Therefore, Convergys is exposed to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense for the next year of approximately $3.6.
Foreign Currency Exchange Rate Risk
We serve many of our U.S.-based clients using contact center capacity in various countries such as the Philippines, India, Canada and Colombia. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR), Canadian dollars (CAD) or Colombian pesos (COP), which represents a foreign exchange exposure. Beginning in 2011, we entered into a client contract priced in Australian dollars (AUD). As of March 31, 2014, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward contracts with several financial institutions to acquire a total of PHP 38,354.0 at a fixed price of $881.5 at various dates through March 2017, INR 10,424.0 at a fixed price of $168.0 at various dates through March 2017, CAD 41.3 at a fixed price of $39.2 at various dates through December 2015 and COP 15,300.0 at a fixed price of $8.0 at various dates through December 2014, and to sell a total of AUD 11.3 at a fixed price of $11.5 at various dates through September 2014. The fair value of these derivative instruments as of March 31, 2014 is presented in Note 11 of the Notes to Consolidated Financial Statements. The potential loss in fair value at March 31, 2014 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $108.5. This loss would be mitigated by corresponding gains on the underlying exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of March 31, 2014, the fair value of these derivatives not designated as hedges was less than $0.1.
Critical Accounting Policies and Estimates
See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report for the year ended December 31, 2013 on Form 10-K for a discussion of our critical accounting policies and estimates.
There have been no material changes to our critical accounting policies and estimates in 2014.

ITEM 4.     CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with the Company’s General Counsel, Chief Accounting Officer and other key employees, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the quarter ended March 31, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

ITEM 1A.     RISK FACTORS

See “ITEM 1A. Risk Factors” in our annual report for the year ended December 31, 2013 on Form 10-K for a discussion of our risk factors. There have been no material changes to our risk factors in 2014.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the first quarter of 2014 or from March 31, 2014 through the date of filing of this report. We repurchased the following shares of our common stock during the three months ended March 31, 2014, as summarized in the following table:

	Shares Repurchased	Average price per share
January 2014	3,419	$21.66
February 2014	255	20.11
March 2014	22	20.79
Total	3,696	$21.55
At March 31, 2014, the Company remained authorized to repurchase up to an incremental $133.3 of outstanding shares. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity.

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

10.1
$650,000,000 Credit Agreement dated as of February 28, 2014 among Convergys Corporation, the Lenders from time to time party hereto, Citibank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, BNP Paribas, PNC Bank, National Association, The Bank of Nova Scotia, U.S. Bank National Association, and Wells Fargo Securities, LLC, as Senior Managing Agents, and BNP Paribas, PNC Bank, National Association, The Bank of Nova Scotia, U.S. Bank National Association, and Wells Fargo Bank, N.A., as Co-Documentation Agents, and Citigroup Global Markets Inc. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Bookrunners. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on March 3, 2014.)

10.2	Employment Agreement, dated as of January 6, 2014, between Convergys Corporation and Brian Delaney. (Incorporated by reference from Exhibit 10.2 to Form 8-K filed on March 3, 2014.)

10.3
Amendment No. 5 to Receivables Purchase Agreement, dated as of January 6, 2014, among Convergys Corporation, as initial Servicer and Performance Guarantor, Convergys Funding Inc., as Seller, Liberty Street Funding LLC, The Bank of Nova Scotia, as a Committed Purchaser and as Scotiabank Group Agent, and Wells Fargo Bank, N.A., individually as a Purchaser and as Administrative Agent. (Incorporated by reference from Exhibit 10.46 to Form 10-K filed on February 28, 2014.)

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 12, 2014, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements.

ITEMS 3, 4 and 5 Are Not Applicable and Have Been Omitted

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation

Date:	May 12, 2014	/s/ Andre S. Valentine
Andre S. Valentine
Chief Financial Officer