Form 10-Q
period 2014-09-30
CONVERGYS CORP
filed 2014-11-05
CIK 1062047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 Form 10-Q
 ______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At September 30, 2014, there were 100,345,469 common shares, without par value, outstanding, excluding amounts held in Treasury of 89,432,960.

CONVERGYS CORPORATION
Form 10-Q
For the Period Ended
September 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2014	2013	2014	2013
Revenues	$749.5	$521.0	$2,091.6	$1,518.8
Costs and Expenses:
Cost of providing services and products sold	476.1	341.0	1,327.4	986.5
Selling, general and administrative	177.5	118.4	499.1	352.9
Research and development costs	1.9	2.0	5.7	6.3
Depreciation	38.8	22.2	104.8	64.3
Amortization	7.3	1.4	17.6	4.0
Restructuring charges	0.5	4.3	2.2	5.4
Loss (gain) on sale of real estate	—	0.4	(1.6)	1.5
Transaction and integration costs	5.4	—	35.5	—
Total Costs and Expenses	707.5	489.7	1,990.7	1,420.9
Operating Income	42.0	31.3	100.9	97.9
Other income (expense), net	0.3	2.5	(1.6)	4.8
Interest expense	(5.9)	(2.9)	(15.6)	(8.7)
Income before Income Taxes	36.4	30.9	83.7	94.0
Income tax expense	6.4	2.7	15.2	13.6
Income from Continuing Operations, net of tax	30.0	28.2	68.5	80.4
Income from Discontinued Operations, net of tax	2.8	5.7	3.2	2.0
Net Income	$32.8	$33.9	$71.7	$82.4

Basic Earnings Per Common Share:
Continuing operations	$0.30	$0.27	$0.68	$0.77
Discontinued operations	0.03	0.06	0.03	0.02
Basic Earnings per Common Share	$0.33	$0.33	$0.71	$0.79
Diluted Earnings Per Common Share:
Continuing operations	$0.28	$0.26	$0.65	$0.74
Discontinued operations	0.03	0.05	0.03	0.02
Diluted Earnings per Common Share	$0.31	$0.31	$0.68	$0.76

Weighted Average Common Shares Outstanding:
Basic	100.7	103.0	101.0	104.1
Diluted	105.2	107.9	105.7	109.1

Cash Dividends Declared per Share	$0.07	$0.06	$0.20	$0.18

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Net Income	$32.8	$33.9	$71.7	$82.4
Other Comprehensive (Loss) Income, net of tax:
Foreign currency translation adjustments	(28.0)	0.7	(21.6)	(2.6)
Change related to minimum pension liability	(6.1)	7.2	(3.7)	23.5
Unrealized holding loss on hedging activities	(21.3)	(6.0)	(1.3)	(33.7)
Total other comprehensive (loss) income	(55.4)	1.9	(26.6)	(12.8)
Total Comprehensive (Loss) Income	$(22.6)	$35.8	$45.1	$69.6

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
(In millions)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$228.6	$580.8
Short-term investments	19.9	82.9
Receivables, net of allowances of $5.9 and $5.3	499.1	319.8
Deferred income tax assets	69.0	6.2
Prepaid expenses	41.6	25.2
Other current assets	33.6	45.5
Total Current Assets	891.8	1,060.4
Property and equipment, net	376.5	246.4
Goodwill	860.9	589.4
Other intangibles, net	366.8	20.4
Deferred income tax assets	11.0	8.9
Other assets	44.1	31.2
Total Assets	$2,551.1	$1,956.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Debt and capital lease obligations maturing within one year	$9.2	$0.9
Payables and other current liabilities	414.5	291.7
Total Current Liabilities	423.7	292.6
Long-term debt and capital lease obligations	403.5	60.2
Deferred income tax liabilities	238.9	150.8
Accrued pension liabilities	91.4	73.7
Other long-term liabilities	102.5	89.8
Total Liabilities	1,260.0	667.1

Convertible debentures conversion feature	64.6	65.5
Shareholders’ Equity:
Preferred shares – without par value, 5.0 authorized; none outstanding	—	—
Common shares – without par value, 500.0 authorized; 189.8 and 188.9 issued, 100.3 and 100.8 outstanding, as of September 30, 2014 and December 31, 2013, respectively	1,077.6	1,074.4
Treasury stock – 89.4 and 88.2 as of September 30, 2014 and December 31, 2013, respectively	(1,471.2)	(1,445.6)
Retained earnings	1,666.2	1,614.8
Accumulated other comprehensive loss	(46.1)	(19.5)
Total Shareholders’ Equity	1,226.5	1,224.1
Total Liabilities and Shareholders’ Equity	$2,551.1	$1,956.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$71.7	$82.4
Income from discontinued operations, net of tax	3.2	2.0
Income from continuing operations, net of tax	68.5	80.4
Adjustments to reconcile income from continuing operations, net of tax, to net cash provided by operating activities of continuing operations:
Depreciation and amortization	122.4	68.3
(Gain) loss on sale of real estate	(1.6)	1.5
Deferred income tax benefit	(42.2)	(7.5)
Stock compensation expense	7.6	10.7
Changes in assets and liabilities, net of acquisition:
Change in receivables	5.1	3.3
Change in other current assets	9.5	5.0
Change in deferred charges, net	2.1	0.7
Change in other assets and liabilities	6.7	(1.7)
Change in payables and other current liabilities	29.3	(12.2)
Net cash provided by operating activities of continuing operations	207.4	148.5
Net cash provided by operating activities of discontinued operations	—	0.8
Net cash provided by operating activities	207.4	149.3
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(86.5)	(43.2)
Proceeds from disposition of assets	—	47.6
Purchase of short-term investments	(7.2)	(120.5)
Proceeds from maturity of short-term investments	68.7	71.8
Acquisition, net of cash acquired	(802.6)	(16.4)
Net cash used in investing activities of continuing operations	(827.6)	(60.7)
Net cash provided by investing activities of discontinued operations	—	0.3
Net cash used in investing activities	(827.6)	(60.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of other long-term debt	350.0	—
Repayment of other long-term debt (term loan and capital lease obligations)	(104.1)	(4.8)
Proceeds from Asset Securitization Facility	318.0	—
Repayment of Asset Securitization Facility	(248.0)	—
Repurchase of common shares	(24.9)	(100.2)
Proceeds from exercise of stock options	1.4	2.8
Payments of dividends	(19.2)	(17.7)
Cash paid for debt issuance costs	(7.1)	—
Excess tax benefits from share-based payment arrangements	1.9	2.2
Net cash provided by (used in) financing activities	268.0	(117.7)
Net decrease in cash and cash equivalents	(352.2)	(28.8)
Cash and cash equivalents at beginning of period	580.8	554.7
Cash and cash equivalents at end of period	$228.6	$525.9

See Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency Amounts in Millions Except Per Share Amounts)
(Unaudited)

(1) BACKGROUND AND BASIS OF PRESENTATION

Convergys Corporation (the Company or Convergys) is a global leader in customer management, focused on bringing value to its clients through every customer interaction.
On March 3, 2014, Convergys completed its acquisition of SGS Holdings, Inc. (Stream), a global business process outsource provider specializing in customer relationship management, including technical support, customer care and sales, for Fortune 1000 companies. This acquisition expanded the Company's geographic footprint and capabilities. Combined, Convergys now has 125,000 employees working out of more than 150 locations in 31 countries, interacting with our clients' customers in 47 languages. Stream's complementary client portfolio also diversifies Convergys' client base through the addition of leading technology, communications and other clients. Stream's operating results are included in Convergys' Consolidated Statements of Income beginning on March 3, 2014. See Note 3, "Business Combinations" for additional information on the Stream acquisition.
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
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting (U.S. GAAP) and U.S. Securities and Exchange Commission (SEC) regulations, and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in Financial Statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. Interim Consolidated Financial Statements are not necessarily indicative of the financial position or operating results for an entire year. These interim Consolidated Financial Statements should be read in conjunction with the audited Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014. Certain balances within the prior year consolidated balance sheet have been reclassified to conform to current year presentation.

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

The Company incurred $14.7 of direct transaction costs for the nine months ended September 30, 2014. These costs are included in Transaction and integration costs in the accompanying Consolidated Statements of Income.

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

Preliminary purchase price allocation	At March 3, 2014
Assets:
Receivables	$197.9
Other current assets	11.6
Property and equipment	159.3
Goodwill	281.4
Intangible assets	370.4
Other assets	13.7
Liabilities:
Accounts payable	(11.9)
Accrued expenses	(99.5)
Other current liabilities	(3.8)
Debt	(34.6)
Deferred tax - net	(70.9)
Other long-term liabilities	(11.0)
Total purchase price	$802.6

As of September 30, 2014, the purchase price allocation for the acquisition was preliminary and subject to completion. Adjustments to the current fair value estimates in the above table may occur as the process conducted for various valuations and assessments is finalized, including tax assets, liabilities and other attributes. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Stream acquisition. The benefits include an enhanced global footprint and expanded language capabilities. None of the goodwill is expected to be deductible for income tax purposes and was entirely allocated to the Customer Management - Agent Services reporting unit for purposes of the evaluation for any future goodwill impairment. The Company evaluated whether any adjustments in the prior period purchase price allocation was material and concluded no retrospective adjustment to prior period financial statements were required.

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

Impact on Operating Results

The results of Stream's operations have been included in Convergys' Consolidated Financial Statements since the March 3, 2014 date of acquisition. The following table provides sales and results of operations from the acquired Stream business included in Convergys' September 30, 2014 results:

	Three Months Ended	Nine Months Ended
Stream results of operations	September 30, 2014	September 30, 2014
Revenues	$247.4	$581.5
Income before income taxes	$7.2	$2.0

The following unaudited pro forma information assumes the acquisition of Stream occurred at the beginning of the respective periods presented. The unaudited pro forma information presented below is for illustrative purposes only and does not reflect future events that may occur after September 30, 2014 or any operating efficiencies or inefficiencies that may result from the Stream acquisition and related financing. Additionally, this unaudited pro forma information for the nine months ended September 30, 2014 includes certain one-time costs associated with the Company's integration of the acquired Stream operations. Therefore, the information is not necessarily indicative of results that would have been achieved had the business been combined during the periods presented or the results that the Company will experience going forward.

	Nine Months Ended September 30, 2014
Unaudited pro forma information	2014	2013
Revenues	$2,263.0	$2,267.1
Income from Continuing Operations, net of tax	$62.8	$75.7

Earnings from Continuing Operations per share
Basic	$0.62	$0.73
Diluted	$0.59	$0.69

Weighted average common shares outstanding
Basic	101.0	104.1
Diluted	105.7	109.1

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

(4) DIVESTITURES AND DISCONTINUED OPERATIONS

On May 16, 2012, the Company completed the sale of its Information Management line of business to NEC Corporation. During the three and nine months ended September 30, 2014, the Company recorded additional gains of $2.8 and $3.2, respectively, net of tax, compared to gains of $5.7 and $2.0 during the three and nine months ended September 30, 2013, respectively, as certain contingencies and tax positions related to Information Management were settled or adjusted.
The results of the Information Management business have been classified as discontinued operations for all periods presented. Certain costs previously allocated to the Information Management segment that do not qualify for discontinued operations accounting treatment are now reported as costs from continuing operations. The Company has taken action to reduce these costs and the transition services revenue from services provided to the buyer subsequent to completion of the sale substantially offset the remainder of these costs. During the nine months ended September 30, 2014, the Company earned $8.2 in revenue under these transition services agreements, compared to $3.8 and $13.3 for the three and nine months ended September 30, 2013, respectively.

All transition services agreements expired by the end of the June 2014 quarter, and the Company has substantially eliminated the related costs.
The results of the Information Management business included in discontinued operations for the three and nine months ended September 30, 2014 and 2013 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$—	$—	$—	$—
Gain (loss) on disposition	—	1.1	0.5	(6.6)
Income (loss) before income taxes	—	1.1	0.5	(6.6)
Income tax benefit:
Benefit related to gain on disposition	(2.8)	(4.6)	(2.7)	(8.6)
Income from discontinued operations, net of tax	$2.8	$5.7	$3.2	$2.0

(5) EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY

Earnings per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

		Continuing Operations		Discontinued Operations		Total
Three Months Ended September 30, 2014	Shares	Income	Per Share Amount	Income	Per Share Amount	Per Share Amount
Basic EPS	100.7	$30.0	$0.30	$2.8	$0.03	$0.33
Effect of dilutive securities:
Stock-based compensation arrangements	0.8	—	(0.01)	—	—	(0.01)
Convertible Debt	3.7	—	(0.01)	—	—	(0.01)
Diluted EPS	105.2	$30.0	$0.28	$2.8	$0.03	$0.31

Nine Months Ended September 30, 2014
Basic EPS	101.0	$68.5	$0.68	$3.2	$0.03	$0.71
Effect of dilutive securities:
Stock-based compensation arrangements	1.0	—	(0.01)	—	—	(0.01)
Convertible Debt	3.7	—	(0.02)	—	—	(0.02)
Diluted EPS	105.7	$68.5	$0.65	$3.2	$0.03	$0.68

Three Months Ended September 30, 2013
Basic EPS	103.0	$28.2	$0.27	$5.7	$0.06	$0.33
Effect of dilutive securities:
Stock-based compensation arrangements	0.9	—	—	—	—	—
Convertible Debt	4.0	—	(0.01)	—	(0.01)	(0.02)
Diluted EPS	107.9	$28.2	$0.26	$5.7	$0.05	$0.31

Nine Months Ended September 30, 2013
Basic EPS	104.1	$80.4	$0.77	$2.0	$0.02	$0.79
Effect of dilutive securities:
Stock-based compensation arrangements	1.0	—	(0.01)	—	—	(0.01)
Convertible Debt	4.0	—	(0.02)	—	—	(0.02)
Diluted EPS	109.1	$80.4	$0.74	$2.0	$0.02	$0.76

The diluted EPS calculation excludes the effect of 0.5 outstanding stock options for the three and nine months ended September 30, 2014 and 0.7 outstanding stock options for the three and nine months ended September 30, 2013 because their effect is anti-dilutive. The calculation at September 30, 2014 also excludes 0.6 performance-based restricted stock units (0.3 granted in both 2014 and 2013) as the performance criteria have not yet been fully defined, thereby precluding a mutual understanding of the terms of the stock-based awards.
As described more fully in Note 9, the Company issued approximately $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Convertible Debentures). The 2029 Convertible Debentures were initially convertible, subject to certain conditions, into common shares of the Company at an initial conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares per one thousand in principal amount of debentures. The conversion rate is subject to adjustment for certain events outlined in the indenture governing the debentures (the Indenture), including payment of dividends. As of September 30, 2014, the implied conversion rate for the 2029 Convertible Debentures was $11.69 per share, or eighty-five and fifty-three hundredths shares per one thousand in principal amount of debentures. There were 3.7 dilutive shares related to the 2029 Convertible Debentures for the three and nine months ended September 30, 2014. As of October 1, 2014, the 2029 Convertible Debentures were convertible at the option of the holders.
Shareholders’ Equity
The Company repurchased 0.8 and 1.3 of its common shares during the three and nine months ended September 30, 2014, respectively, at an average price of $19.12 and $20.10 per share for a total of $15.3 and $26.3 under current authorizations approved by the Company's Board of Directors. Based upon timing of the transactions, $1.4 of shares repurchased had not settled as of September 30, 2014. These shares are excluded from outstanding shares at the end of the current quarter and will be settled in cash during the fourth quarter of 2014. As of September 30, 2014, the Company had the authority to repurchase an additional $107.0 of outstanding common shares pursuant to current authorizations.
The Company also repurchased 0.4 shares at an average price of $18.41 for aggregate proceeds of $6.8 subsequent to September 30, 2014 through November 5, 2014.
Dividends
During 2013 and 2014, the Company's Board of Directors approved, and the Company has paid, the following dividends per common share:

Announcement Date	Record Date	Dividend Amount	Payment Date
February 7, 2013	March 22, 2013	$0.06	April 5, 2013
April 30, 2013	June 21, 2013	$0.06	July 5, 2013
July 30, 2013	September 20, 2013	$0.06	October 4, 2013
November 6, 2013	December 27, 2013	$0.06	January 10, 2014
February 5, 2014	March 21, 2014	$0.06	April 4, 2014
May 12, 2014	June 19, 2014	$0.07	July 3, 2014
August 11, 2014	September 19, 2014	$0.07	October 3, 2014
On November 5, 2014, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.07 per common share to be paid on January 9, 2015 to shareholders of record as of December 26, 2014.
The Board expects that future cash dividends will be paid on a quarterly basis. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on the Company's future earnings, cash flow, financial condition, financial covenants and other relevant factors.

(6) EMPLOYEE BENEFIT PLANS
The Company sponsors a frozen defined benefit pension plan, which includes both a qualified and non-qualified portion, for eligible employees in North America (the Cash Balance Plan). The Company recorded a net liability of $49.1 and $33.7 as of September 30, 2014 and December 31, 2013, respectively, for the Cash Balance Plan. In addition, the Company sponsors unfunded defined benefit plans for certain eligible employees in the Philippines and France. The Company recorded a liability of $36.6 and $31.5 as of September 30, 2014 and December 31, 2013, respectively, for these non-U.S. plans. Components of pension cost for these plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest cost on projected benefit obligation	$2.4	$2.6	$7.7	$8.8
Service cost	1.7	1.9	5.0	5.7
Expected return on plan assets	(2.3)	(2.2)	(6.9)	(8.0)
Amortization and deferrals, net	2.1	2.3	6.0	9.1
Settlement charge	2.9	4.4	2.9	11.9
Pension cost	$6.8	$9.0	$14.7	$27.5

During the three and nine months ended September 30, 2014, the Company recognized a non-cash pension settlement charge of $2.9 resulting from a high volume of lump sum distributions. During the three and nine months ended September 30, 2013, the Company recognized non-cash pension settlement charges of $4.4 and $11.9, respectively. The Company contributed $10.0 to fund the Cash Balance Plan during the first nine months of 2013.
The Company also sponsors a non-qualified, unfunded executive deferred compensation plan. Components of pension cost for the unfunded executive pension plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest cost on projected benefit obligation	$0.1	$0.1	$0.4	$0.3
Service cost	0.3	—	0.9	—
Amortization and deferrals, net	—	—	—	0.2
Pension cost	$0.4	$0.1	$1.3	$0.5
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

(7) RESTRUCTURING

2014 Restructuring
The Company recorded severance expense of $2.7 and $10.5 during the three and nine months ended September 30, 2014, respectively, related to the elimination of certain redundant executive and non-executive positions as a result of the Company's integration of the Stream business. These amounts are included within Transaction and integration costs on the Consolidated Statements of Income and are expected to be substantially paid in cash by June 30, 2015. The total remaining liability under these severance-related actions, which is included within Payables and other current liabilities on the Company's Consolidated Balance Sheets, was $3.1 as of September 30, 2014 compared to $2.3 as of June 30, 2014.
During the first quarter of 2014, the Company also recorded a severance charge of $1.7 related to restructuring actions impacting approximately 400 employees. These actions were initiated to continue the Company's efforts to refine its operating model and reduce costs. During the third quarter of 2014 the Company recognized an additional $0.5 of severance expense, in a continued effort to reduce costs. The severance charges are included within Restructuring charges on the Consolidated Statement of Income and are expected to be substantially paid in cash by June 30, 2015. The total remaining liability under this severance-related restructuring plan, which is included within Payables and other current liabilities on the Company's Consolidated Balance Sheets, was $1.7 as of September 30, 2014.

2013 Restructuring
During the third quarter of 2013, the Company recorded a severance charge of $4.3 related to restructuring actions impacting approximately 800 employees. These actions were initiated to continue the Company's efforts to refine its operating model and reduce costs. These severance-related charges were fully paid in cash by September 30, 2014, pursuant to the Company's severance policies. The total remaining liability was $2.3 at December 31, 2013. The Company also recorded other restructuring expenses of $1.1 during the fourth quarter of 2013.

(8) STOCK-BASED COMPENSATION PLANS

The Company’s operating results for the three and nine months ended September 30, 2014 included stock compensation expense of $2.4 and $7.6, respectively, compared to $3.3 and $10.7, respectively, for the same periods in 2013.
Stock Options
A summary of stock option activity for the nine months ended September 30, 2014 is presented below:

Shares in Millions Except Per Share Amounts	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Fair Value at Date of Grant (per share)
Options outstanding at January 1, 2014	0.8	$13.11	7.2	$3.74
Options exercisable at January 1, 2014	0.2	$13.14	5.8	$4.01
Granted	—
Exercised	(0.1)	12.37
Forfeited	—
Options outstanding at September 30, 2014	0.7	$13.24	6.9	$3.72
Options exercisable at September 30, 2014	0.5	$13.41	6.7	$3.83
Stock compensation expense for the 2011 and 2012 stock option grants was $0.2 for the nine months ended September 30, 2014.
Time-based Restricted Stock Units
During the nine months ended September 30, 2014 and 2013, the Company granted 0.7 shares and 0.6 shares, respectively, of time-based restricted stock units. The weighted-average fair values of these grants were $20.53 and $16.35 per share, respectively. The 2014 and 2013 time-based grants are scheduled to vest 25% at the completion of year one after the grant date, 25% after year two and 50% after year three. The 2012 time-based grants are scheduled to vest 50% at the end of year two and 50% at the end of year three.
The total compensation cost related to non-vested time-based restricted stock units not yet recognized as of September 30, 2014 was approximately $15.8, which is expected to be recognized over a weighted average of 1.1 years. Changes to non-vested time-based restricted stock and restricted stock units for the nine months ended September 30, 2014 were as follows:

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2013	1.4	$14.62
Granted	0.7	20.53
Vested	(0.6)	14.27
Forfeited	(0.1)	18.72
Non-vested at September 30, 2014	1.4	$17.62
Performance-based Restricted Stock Units
During the nine months ended September 30, 2014 and 2013, the Company granted 0.3 shares and 0.4 shares, respectively, of performance-based restricted stock units. The 2014 and 2013 grants each include 0.3 shares that provide for payout based upon the extent to which the Company achieves certain EPS targets, as determined by the Compensation and Benefits Committee of the Board of Directors, over three-year periods. Payout levels range from 50% to 200% of award shares earned. No payout can be earned if performance is below the minimum threshold level. As the targets for the third year of 2013 grants and second and third years of 2014 grants have not yet been set, the key terms have not been effectively communicated to the recipients, and as such the expense related to these grants cannot be recognized until the key terms are established. These grants have been excluded from the table below.

Changes to non-vested performance-based restricted stock and restricted stock units for the nine months ended September 30, 2014 were as follows:

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2013	0.3	$12.90
Granted	—	—
Vested	(0.3)	12.90
Forfeited	—	—
Non-vested at September 30, 2014	—	$—

(9) DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consist of the following:

	September 30, 2014	December 31, 2013
2014 Term Loan, due 2019	$265.0	$—
2009 Convertible Debentures, due 2029	60.4	59.5
Capital Lease Obligations	17.3	1.6
Accounts Receivable Securitization	70.0	—
Total debt	412.7	61.1
Less current maturities	9.2	0.9
Long-term debt	$403.5	$60.2
Credit Facility
On February 28, 2014, the Company entered into a Credit Agreement establishing an unsecured credit facility in the aggregate amount of $650.0 (Credit Agreement). In connection with entering into the Credit Agreement, Convergys terminated the $300.0 Four-Year Competitive Advance and Revolving Credit Facility Agreement dated March 11, 2011 (the 2011 Credit Facility). The Credit Agreement consists of term loans (the Term Loan) in the aggregate amount of $350.0, a Level 1 measure, and a revolving credit facility (the Revolving Credit Facility) in the amount of $300.0. The conditions for the funding of the Term Loan and the Revolving Credit Facility were satisfied on March 3, 2014. Both mature on March 3, 2019, unless extended pursuant to the terms of the Credit Agreement. Outstanding amounts bear interest at one of the rates described in the Credit Agreement. During the three and nine months ended September 30, 2014, voluntary Term Loan principal payments of $50.0 and $85.0, respectively, were made by the Company. The next required principal payment is not due until September 30, 2017. While amounts borrowed and repaid under the Revolving Credit Facility may be re-borrowed amounts repaid under the Term Loan may not be borrowed again under the Credit Agreement. Total borrowing capacity remaining under the Revolving Credit Facility was $300.0, with $265.0 outstanding principal on the Term Loan as of September 30, 2014. The Credit Agreement contains certain affirmative and negative covenants, as well as terms and conditions that are customary for credit facilities of this type, including financial covenants for leverage and interest coverage ratios. The Company was in compliance with all covenants at September 30, 2014.
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
The 2029 Convertible Debentures, which pay a fixed rate of interest semi-annually, have a contingent interest component that will require the Company to pay interest based on the trading price of the Debentures exceeding a specified threshold at specified times, commencing on September 15, 2019, as outlined in the Indenture. The maximum amount of contingent interest that will accrue is 0.75% per annum of the average trading price of the Debentures during the periods specified in the Indenture. The fair value of this embedded derivative was not significant at September 30, 2014 or December 31, 2013.
The Company is not entitled to redeem the 2029 Convertible Debentures prior to September 15, 2019. On or after September 15, 2019, the Company may redeem for cash all or part of the 2029 Convertible Debentures at par value plus accrued but unpaid interest if certain trading conditions of the Company’s common stock are satisfied. The holders of the 2029 Convertible Debentures have the option to require redemption at par value plus accrued but unpaid interest upon the occurrence of a fundamental change, a defined term in the Indenture.
The 2029 Convertible Debentures are convertible at the option of the holders on or after September 15, 2028 and prior to that date only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2009, if the last reported sales price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price (currently $15.20) for the 2029 Convertible Debentures on each applicable trading day (hereinafter referred to as the Sales Price Condition); (2) during the five business day period after any five consecutive trading day period (the Measurement Period) in which, as determined following a request by a holder of 2029 Convertible Debentures as provided in the Indenture, the trading price per $1,000 principal amount of 2029 Convertible Debentures for each trading day of such Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common shares and the applicable conversion rate for the 2029 Convertible Debentures on each such trading day; (3) if the Company elects to redeem any or all of the 2029 Convertible Debentures; or (4) upon the occurrence of specified corporate events pursuant to the terms of the Indenture. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2029 Convertible Debentures to be converted and pay or deliver, as the case may be, cash, common shares of the Company or a combination of cash and common shares of the Company, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2029 Convertible Debentures being converted.
The 2029 Convertible Debentures were initially convertible, subject to certain conditions, into common shares of the Company at an initial conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares per one thousand dollars in principal amount of debentures. As of September 30, 2014, the implied conversion rate for the 2029 Convertible Debentures was $11.69 per share, or eighty-five and fifty-three hundredths per one thousand in principal amount of debentures. The conversion rate will be subject to adjustment for certain events outlined in the indenture governing the Debentures (the Indenture), including payment of dividends. The conversion rate will increase for a holder who elects to convert this Debenture in connection with certain share exchanges, mergers or consolidations involving the Company, as described in the Indenture.
As of October 1, 2014, the 2029 Convertible Debentures were convertible at the option of the holders. This conversion right, which will remain available at least until December 31, 2014, was triggered upon satisfaction of the Sales Price Condition (the closing price of the Company’s common shares was greater than or equal to $15.20, 130% of the conversion price of the 2029 Convertible Debentures at September 30, 2014, for at least 20 of the last 30 consecutive trading days ending on September 30, 2014). As a result, the equity component of the 2029 Convertible Debentures equal to $64.6 (the difference between the par value and carrying value of the 2029 Convertible Debentures at September 30, 2014), has been classified as temporary equity within the September 30, 2014 Consolidated Balance Sheet since this amount was considered redeemable. The Company will reassess the convertibility of the 2029 Convertible Debentures and the related balance sheet classification on a prospective basis. There have been no conversions of the 2029 Convertible Debentures through the date of this filing.
During the September 2014 quarter, Convergys identified a reclassification adjustment impacting the December 31, 2013 Consolidated Balance Sheet, as well as the interim periods within that year, and the March 31 and June 30, 2014 Consolidated Balance Sheets, related to the classification of the equity component associated with the 2029 Convertible Debentures. As a result of the trading price of the Company’s common shares and satisfaction of the Sales Price Condition, the 2029 Convertible Debentures were initially convertible at the option of the holders at March 31, 2013 and have remained convertible at the option of the holder through September 30, 2014. Accordingly, a portion of the equity component of the 2029 Convertible Debentures, equal to $65.5 at December 31, 2013 (the difference between the par value and carrying value of the 2029 Convertible Debentures ), should have been classified as temporary equity within the Consolidated Balance Sheets at December 31, 2013 and the interim periods within that year and at March 31 and June 30, 2014. These amounts were originally classified within total shareholders’ equity. Convergys assessed the quantitative and qualitative impact of this adjustment and determined the effects on prior period financial statements were immaterial. Convergys has adjusted the reported balances at December 31, 2013 to correct the classification resulting from this immaterial error. This prior period reclassification had no impact on the Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flow or Retained earnings balances during any period in 2014 or 2013.
Based on quoted market prices, a Level 1 measure, at September 30, 2014, the fair value of the $125.0 aggregate principal amount of the Company’s 2029 Convertible Debentures is $225.3.
Asset Securitization Facility
During January 2014, the Company extended the terms of an asset securitization facility collateralized by accounts receivable of certain of the Company's subsidiaries, with a purchase limit of $150.0 expiring in January 2017. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. As of September 30, 2014, Convergys had drawn $70.0 in available funding from qualified receivables as part of the financing related to the acquisition of Stream. Amounts have been classified under this facility as long-term debt within the Consolidated Balance Sheets. As of December 31, 2013, the facility was undrawn.
At September 30, 2014, future minimum payments of the Company’s debt arrangements are as follows:

2014	$2.9
2015	7.8
2016	3.6
2017	82.8
2018	35.6
2019	219.2
Thereafter	125.4
Total	$477.3

(10) COMMITMENTS AND CONTINGENCIES

Commitments
At September 30, 2014, the Company had outstanding letters of credit of $26.8 and other bond obligations of $2.6 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material. The Company also has purchase commitments with telecommunications providers of $10.1 for the remainder of 2014.
At September 30, 2014, the Company had an outstanding performance bond obligation of $30.0 related to a performance and payment guarantee for the Company’s former HR Management line of business which was sold in 2010 to NorthgateArinso. Subsequent to completion of the sale of the HR Management business, the Company continues to be responsible for this bond obligation. As part of the gain on disposition, the Company recognized a liability equal to the present value of probability weighted cash flows of potential outcomes, a Level 3 fair value measurement. Although the buyer is obligated to indemnify the Company for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of September 30, 2014, the Company maintains a liability of $0.5 for these obligations. The Company's guarantee for this bond obligation expires in August 2016.
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
In November 2011, one of the Company's call center clients, Hyundai Motor America (Hyundai), tendered a contractual indemnity claim to Convergys Customer Management Group Inc., a subsidiary of the Company, relating to a putative class action captioned Brandon Wheelock, individually and on behalf of a class and subclass of similarly situated individuals, v. Hyundai Motor America, Orange County Superior Court, California, Case No. 30-2011-00522293-CU-BT-CJC. The lawsuit alleges that Hyundai violated California's telephone recording laws by recording telephone calls with customer service representatives without providing a disclosure that the calls might be recorded.

Convergys Customer Management Group Inc. is not named as a defendant in the lawsuit, and there has been no determination as to whether Convergys Customer Management Group Inc. will be required to indemnify Hyundai. The Company believes Convergys Customer Management Group Inc. has meritorious defenses to Hyundai's demand for indemnification and also believes there are meritorious defenses to Plaintiff's claims in the lawsuit. Pursuant to a Memorandum of Understanding dated April 29, 2014, Hyundai, Plaintiff and Convergys Customer Management Group Inc. agreed in principle to settle the lawsuit. As contemplated under the agreement in principle, the three parties recently executed a formal settlement agreement that is subject to approval by the Court. As a result of the agreement in principle to settle the lawsuit, the Company accrued a liability that is representative of the best estimate of the loss expected to be incurred with the resolution of Hyundai’s contractual indemnity claim. The ultimate resolution of the indemnity claim is not expected to have a material impact on the Company’s liquidity, results of operations or financial condition.

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
At September 30, 2014 and December 31, 2013, the Company had foreign currency forward contracts measured at fair value on a recurring basis. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during the nine months ended September 30, 2014 and 2013. The assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$2.7	$—	$2.7	$—
Foreign currency forward contracts (liability position)	$42.7	$—	$42.7	$—

	December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$4.5	$—	$4.5	$—
Foreign currency forward contracts (liability position)	$41.0	$—	$41.0	$—

The Company also had investment securities held in a grantor trust for the benefit of participants of the executive deferred compensation plan measured at fair value at September 30, 2014 and December 31, 2013. The fair value of these instruments was measured using the quoted prices in active markets for identical assets (Level 1). There were no transfers between the three levels of the fair value hierarchy during the nine months ended September 30, 2014 and 2013. The assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$10.3	$10.3	$—	$—
Convergys common stock	1.8	1.8	—	—
Money market accounts	0.6	0.6	—	—
Total	$12.7	$12.7	$—	$—

	December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$11.0	$11.0	$—	$—
Convergys common stock	2.3	2.3	—	—
Money market accounts	0.9	0.9	—	—
Total	$14.2	$14.2	$—	$—
At December 31, 2013, the Company held time deposits with maturities greater than 90 days and less than 180 days measured at fair value. The valuation technique used to measure the fair value of the time deposits was based on observable market data. There were no transfers between the three levels of the fair value hierarchy. The assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments:
Cash time deposits	$7.2	$—	$7.2	$—
Total	$7.2	$—	$7.2	$—

	December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments:
Cash time deposits	$68.7	$—	$68.7	$—
Total	$68.7	$—	$68.7	$—
Fair values of cash equivalents and current accounts receivable and payable approximate the carrying amounts because of their short-term nature, and are classified as Level 2 measurements within the fair value hierarchy.

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

The Company serves many of its U.S.-based clients using contact center capacity in various countries such as the Philippines, India, Canada and Colombia. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR), Canadian dollars (CAD) or Colombian pesos (COP), which represents a foreign exchange exposure. The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward exchange contracts and options with several financial institutions to acquire a total of PHP 45,351.0 at a fixed price of $1,033.0 at various dates through September 2017, INR 9,914.0 at a fixed price of $153.8 at various dates through September 2017, CAD 18.2 at a fixed price of $16.9 at various dates through December 2015 and COP 5,250.0 at a fixed price of $2.7 at various dates through December 2014. These instruments mature within the next 36 months and had a notional value of $1,206.3 at September 30, 2014 and $965.5 at December 31, 2013. The derivative instruments discussed above are designated and effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	September 30, 2014	December 31, 2013
Forward exchange contracts and options designated as hedging instruments:
Included within other current assets	$1.3	$4.3
Included within other non-current assets	1.4	0.2
Included within other current liabilities	22.9	21.2
Included within other long-term liabilities	18.3	19.8
The Company recorded a deferred tax benefit of $14.8 and $14.1 related to these derivatives at September 30, 2014 and December 31, 2013. A total of $23.8 and $22.5 of deferred losses, net of tax, related to these cash flow hedges at September 30, 2014 and December 31, 2013, respectively, were included in accumulated other comprehensive income (loss) (OCI). As of September 30, 2014, deferred losses of $21.4 ($13.2 net of tax), on derivative instruments included in accumulated OCI are expected to be reclassified into earnings during the next twelve months. The following table provides the effect of these derivative instruments on the Company’s Consolidated Financial Statements for the three and nine months ended September 30, 2014 and 2013:

	Loss Recognized in OCI on Derivative (Effective Portion)	(Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
Three Months Ended September 30, 2014
Foreign exchange contracts	$(36.5)	$(1.3)	- Cost of providing services and products sold and Selling, general and administrative
Nine Months Ended September 30, 2014
Foreign exchange contracts	$(11.6)	$(9.9)	- Cost of providing services and products sold and Selling, general and administrative
Three Months Ended September 30, 2013
Foreign exchange contracts	$(13.5)	$(3.7)	- Cost of providing services and products sold and Selling, general and administrative
Nine Months Ended September 30, 2013
Foreign exchange contracts	$(53.0)	$2.0	- Cost of providing services and products sold and Selling, general and administrative
The amount recognized related to the ineffective portion of the derivative instruments was not material for the three and nine months ended September 30, 2014 and 2013.
The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. The Company recorded a net gain of $0.2 and $4.5 during the nine months ended September 30, 2014 and 2013, respectively, related to changes in fair value of these derivative instruments not designated as hedges. The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income (expense), net in the accompanying Consolidated Statements of Income. The fair value of these derivative instruments not designated as hedges at September 30, 2014 was a $1.5 payable.
The aggregate fair value of derivative instruments designated as hedges in a liability position on September 30, 2014 is $41.2.
Short-Term Investments
In December 2011, the Company made investments in certain securities, included within Short-term investments in the Consolidated Balance Sheets, which are held in a grantor trust for the benefit of participants of the executive deferred compensation plan. This investment was made in securities reflecting the hypothetical investment balances of plan participants. As of September 30, 2014, the Company maintained investment securities with a fair value of $12.6 classified as trading securities. The investment securities include exchange-traded mutual funds, common stock of the Company and money market accounts. These securities are carried at fair value, with gains and losses, both realized and unrealized, reported in other income, net in the Consolidated Statements of Income. The cost of securities sold is based upon the specific identification method. Interest and dividends on securities classified as trading are included in other income, net.
Additionally, during 2014 and 2013 the Company made investments in time deposits with maturities greater than 90 days and less than 180 days, included within short-term investments in the Consolidated Balance Sheets. As of September 30, 2014, $7.2 time deposits were held.

(13) INCOME TAXES

The effective tax rate on net income from continuing operations was 17.6% and 18.2% for the three and nine months ended September 30, 2014 compared to 8.7% and 14.5%, respectively, in the same periods last year. The change in the effective tax rate for the period ended September 30, 2014 is primarily due to a shift in the geographic mix of worldwide income and certain discrete items.

The liability for unrecognized tax benefits was $62.4 and $52.1 at September 30, 2014 and December 31, 2013, respectively, and is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. As a result of the Stream acquisition, Convergys assumed $6.4 of liabilities for unrecognized tax benefits. As of September 30, 2014, the total amount of unrecognized tax benefits that would affect income tax expense if recognized in the Consolidated Financial Statements is $52.3. This amount includes interest and penalties of $21.3. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between approximately $2.0 and $10.0 in the next twelve months; however, actual developments in this area could differ from those currently expected.

During the fourth quarter of 2013, the Company changed the classification for a portion of undistributed earnings of its foreign subsidiaries to reflect management's plans to repatriate undistributed earnings of the Company's foreign subsidiaries to contribute funding to the acquisition of Stream. As a result of this change, the Company recognized $46.4 of additional income tax expense during 2013 to record the applicable deferred tax liability. As a result of the Stream acquisition, the Company recognized the benefit of certain tax attributes associated with Stream's foreign subsidiaries’ earnings and the overall acquisition. These tax attributes could not be taken into account in calculating the Company’s tax on the book to tax basis difference of its foreign subsidiaries until the Stream acquisition closed. As a result of the transaction and taking into consideration the application of these tax attributes for the three and nine months ended September 30, 2014, the tax provision recognized on the repatriation transaction was approximately $41.6, based on the preliminary allocation of the purchase price related to the Stream acquisition. During the first quarter of 2014, the Company recorded a $4.8 tax benefit for the difference between that tax previously accrued on foreign earnings and the current estimate of taxes payable on the repatriation of such earnings. This benefit was partially offset by $3.3 of income tax expense related to 2014 earnings that contributed to the funding to the acquisition of Stream.  Accordingly, the Company has recorded a total tax provision of $44.9 related to the foreign cash repatriated in connection with the Stream acquisition.

(14) GOODWILL AND OTHER INTANGIBLE AND LONG-LIVED ASSETS

Goodwill and Intangible Assets
Goodwill was $860.9 at September 30, 2014 compared to $589.4 at December 31, 2013. This increase was due to the Stream acquisition discussed in Note 3, as well as foreign currency translation. The Company tests goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Goodwill impairment testing is performed at the reporting unit level. The Company's reporting units are Customer Management - Agent Services and Customer Management - Customer Interaction Technology (CIT). As of September 30, 2014 and December 31, 2013, all goodwill was held by the Customer Management - Agent Services reporting unit.

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
Intangible assets increased to $374.3 at September 30, 2014 from $30.7 at December 31, 2013, primarily due to the Stream acquisition, offset by amortization. As of September 30, 2014, the Company’s total identifiable intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net
Software (classified with Property and Equipment, net)	$41.3	$(33.8)	$7.5
Trademarks	26.7	(12.4)	14.3
Customer relationships and other intangibles	473.2	(120.7)	352.5
Total	$541.2	$(166.9)	$374.3
The intangible assets are being amortized using the following amortizable lives: 4 years for trademarks, 8 years for software and 1 to 17 years for customer relationships and other intangibles. The remaining weighted average depreciation period for software is 1.91. The remaining weighted average amortization period for trademarks, customer relationships and other intangibles is 15.38. Amortization of software is included within depreciation expense as the underlying assets are classified within property, plant and equipment.
Trademarks, customer relationships, and other intangibles amortization expense was $17.6 and $4.0 for the nine months ended September 30, 2014 and 2013, respectively, and is estimated to be approximately $24.5 for the year ended December 31, 2014. The related estimated expense for the five subsequent years ended December 31 is as follows:

2015	$28
2016	28
2017	28
2018	24
2019	23
Thereafter	229

Long-Lived Assets
The Company evaluates its property and equipment when events or circumstances indicate a possible inability to recover their carrying amounts. During 2012 and 2013, the Company committed to a plan to sell its Corporate office facilities in Cincinnati, Ohio, along with a facility in Dallas, Texas, respectively, both of which met the "Held-for-Sale" criteria set forth in U.S. GAAP. As of December 31, 2013, the Company recognized net impairment losses of $1.5 to adjust both facilities to fair value less costs to sell at the date of sale to a third-party buyer. The Company measures assets held-for-sale at the lower of net book value or fair value less cost to sell. Fair value and cost to sell estimates are based on corroborative market data, which is a Level 2 input of the fair value hierarchy under U.S. GAAP. The Company completed the sale of these facilities in July 2013 resulting in cash proceeds of $47.6.
During the nine months ended September 30, 2014, the Company recognized a $1.6 gain resulting from the settlement of a contingency related to the prior period real-estate sales (no such gain was recognized in the three months ended September 30, 2014). As of September 30, 2014, none of the assets held by the Company were classified as held-for-sale.

(15) PAYABLES AND OTHER CURRENT LIABILITIES

	At September 30, 2014	At December 31, 2013
Accounts payable	$50.1	$30.9
Deferred tax liability	27.8	37.4
Accrued income and other taxes	29.9	22.3
Accrued payroll-related expenses	178.2	85.9
Derivative liabilities	24.4	21.2
Accrued expenses, other	79.1	68.9
Deferred revenue and government grants	20.2	22.8
Restructuring and severance costs	4.8	2.3
	$414.5	$291.7

(16) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Currency	Derivative Financial Instruments	Pension Liability	Total
Balance at December 31, 2012	$36.4	$11.4	$(58.3)	$(10.5)
Other comprehensive (loss) income before reclassifications, net of tax	(1.8)	0.8	—	(1.0)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(2.6)	—	(2.6)
Net current-period other comprehensive loss	(1.8)	(1.8)	—	(3.6)
Balance at March 31, 2013	$34.6	$9.6	$(58.3)	$(14.1)
Other comprehensive (loss) income before reclassification, net of tax	(1.4)	(25.0)	11.5	(14.9)
Settlement of pension obligation, net of tax	—	—	4.8	4.8
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(1.0)	—	(1.0)
Net current-period other comprehensive (loss) income	(1.4)	(26.0)	16.3	(11.1)
Balance at June 30, 2013	$33.2	$(16.4)	$(42.0)	$(25.2)
Other comprehensive income (loss) before reclassification, net of tax	0.7	(8.3)	4.4	(3.2)
Settlement of pension obligation, net of tax	—	—	2.8	2.8
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	2.3	—	2.3
Net current-period other comprehensive income (loss)	0.7	(6.0)	7.2	1.9
Balance at September 30, 2013	$33.9	$(22.4)	$(34.8)	$(23.3)

Balance at December 31, 2013	$35.1	$(22.5)	$(32.1)	$(19.5)
Other comprehensive income (loss) before reclassifications, net of tax	0.5	(3.8)	—	(3.3)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	3.6	1.1	4.7
Net current-period other comprehensive income (loss)	0.5	(0.2)	1.1	1.4
Balance at March 31, 2014	$35.6	$(22.7)	$(31.0)	$(18.1)
Other comprehensive income before reclassifications, net of tax	5.9	18.3	—	24.2
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	1.9	1.3	3.2
Net current-period other comprehensive income	5.9	20.2	1.3	27.4
Balance at June 30, 2014	$41.5	$(2.5)	$(29.7)	$9.3
Other comprehensive loss before reclassifications, net of tax	(28.0)	(22.2)	(8.9)	(59.1)
Settlement of pension obligation, net of tax	—	—	1.8	1.8
Amounts reclassified from accumulated other comprehensive income, net of tax	—	0.9	1.0	1.9
Net current-period other comprehensive loss	(28.0)	(21.3)	(6.1)	(55.4)
Balance at September 30, 2014	$13.5	$(23.8)	$(35.8)	$(46.1)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Reclassifications from Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Loss on derivative instruments	$(1.3)	$(9.9)	Cost of providing services and products sold and Selling, general and administrative
Tax benefit	0.4	3.5	Income tax expense
Loss on derivative instruments, net of tax	(0.9)	(6.4)
Settlement of pension obligation	(2.9)	(2.9)	Selling, general and administrative
Tax benefit	1.1	1.1	Income tax expense
Settlement of pension obligation, net of tax	(1.8)	(1.8)
Adjustment of pension and other post employment obligations	(1.6)	(5.5)	Selling, general and administrative
Tax benefit	0.6	2.1	Income tax expense
Adjustment of pension and other post employment obligations, net of tax	(1.0)	(3.4)
Settlement and adjustment of pension and other post employment obligations, net of tax	(2.8)	(5.2)
Total reclassifications for the period	$(3.7)	$(11.6)

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
(Loss) gain on derivative instruments	$(3.7)	$2.0	Cost of providing services and products sold and Selling, general and administrative
Tax benefit (expense)	1.4	(0.8)	Income tax expense
(Loss) gain on derivative instruments, net of tax	(2.3)	1.2
Adjustment of pension and other post employment obligations	(4.4)	(11.9)	Selling, general and administrative
Tax benefit	1.6	4.3	Income tax expense
Adjustment of pension and other post employment obligations, net of tax	(2.8)	(7.6)
Total reclassifications for the period	$(5.1)	$(6.4)

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
Operations and Structure
On March 3, 2014, Convergys completed its acquisition of SGS Holdings, Inc. ("Stream"), a global business process outsource provider specializing in customer relationship management, including technical support, customer care and sales, for Fortune 1000 companies. This acquisition expanded the Company's geographic footprint and capabilities. Combined, Convergys now has 125,000 employees working out of more than 150 locations in 31 countries, interacting with our clients' customers in 47 languages. Stream's complementary client portfolio also diversifies Convergys' client base through the addition of leading technology, communications and other clients.
On April 30, 2013, we acquired New Zealand-based Datacom's contact center operations with facilities in Kuala Lumpur, Malaysia and Manila, Philippines for $20.0 AUD (approximately $20.0 USD). The acquisition added 15 Asian languages to Convergys' language capabilities and approximately 1,000 employees, working in three Southeast Asia contact centers, to Convergys' global operations.
Agent-related revenues, which accounted for 94% of revenues for the nine months ended September 30, 2014, are typically recognized as the services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. Remaining revenues are derived from the sale of premise-based and hosted automated self-care and technology solutions and provision of professional services. Revenues from the sale of these solutions and provision of services are typically recognized as the services are provided over the duration of the contract using contractual rates.
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

RESULTS OF OPERATIONS

Revenues

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	Change	%	2014	2013	Change	%
Revenues:
Communications	$424.2	$314.4	$109.8	35	$1,173.2	$908.3	$264.9	29
Technology	144.9	52.2	92.7	NM	377.2	144.4	232.8	NM
Financial Services	49.4	43.0	6.4	15	151.2	134.6	16.6	12
Other	131.0	111.4	19.6	18	390.0	331.5	58.5	18
Total Revenues	$749.5	$521.0	$228.5	44	$2,091.6	$1,518.8	$572.8	38
Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013
Consolidated revenues for the third quarter of 2014 were $749.5, a 44% increase from $521.0 in the same period in the prior year. Revenue related to the acquired Stream operations contributed to revenue growth of $247.4 during the current quarter, primarily within the communications and technology verticals. Revenues from communications clients increased 35% from the third quarter 2013, reflecting contributions from the Stream operations along with volume increases and decreases with existing clients. Revenues from technology clients increased significantly from the third quarter of 2013, reflecting contributions from the Stream operations, volume increases and new programs with existing clients. Revenues from financial services clients increased 15% from the third quarter of 2013, due to volume increases and new clients, offset by program completions. Other revenues, which are comprised of clients outside the Company's three largest industries, increased 18% from the third quarter of 2013. This increase is attributable to contributions from the Stream operations, volume increases, new clients and new programs with existing clients, partially offset by a program completion with one client.

Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013
Consolidated revenues for the nine months ended September 30, 2014 were $2,091.6, a 38% increase from $1,518.8 in the same period in the prior year. Revenue related to the acquired Stream operations contributed to revenue growth of $581.5 during the first nine months of the year, primarily within the communications and technology verticals. Revenues from communications clients increased 29% from the first nine months of 2013, reflecting contributions from the Stream operations, offset by volume decreases with several existing clients. Revenues from technology clients increased significantly from the first nine months of 2013, primarily reflecting contributions from the Stream operations, volume increases and new programs with existing clients. Revenues from financial services clients increased 12% from the first nine months of 2013 due to volume increases and new clients, offset by program completions. Other revenues increased 18% from the first nine months of 2013. This increase is attributable to contributions from the Stream operations, volume increases, new clients and new programs with existing clients, partially offset by a program completion with one client.

Operating Costs and Expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	Change	%	2014	2013	Change	%
Operating Costs:
Cost of providing services and products sold	$476.1	$341.0	$135.1	40	$1,327.4	$986.5	$340.9	35
Selling, general and administrative	177.5	118.4	59.1	50	499.1	352.9	146.2	41
Research and development costs	1.9	2.0	(0.1)	(5)	5.7	6.3	(0.6)	(10)
Depreciation	38.8	22.2	16.6	75	104.8	64.3	40.5	63
Amortization	7.3	1.4	5.9	NM	17.6	4.0	13.6	NM
Restructuring	0.5	4.3	(3.8)	(88)	2.2	5.4	(3.2)	(59)
Transaction and integration Costs	5.4	—	5.4	100	35.5	—	35.5	100
Loss (gain) on sale of real estate	—	$0.4	(0.4)	(100)	(1.6)	$1.5	(3.1)	NM
Total costs and expenses	$707.5	$489.7	$217.8	44	$1,990.7	$1,420.9	$569.8	40

Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013
Total operating costs and expenses for the third quarter of 2014 of $707.5 increased 44% from $489.7 in the same period in the prior year. Operating costs associated with the acquired Stream operations resulted in $240.5 of increased expense during the third quarter. Total operating costs and expenses for the three months ended September 30, 2014 also include a $5.4 charge for integration related expenses associated with the acquisition of Stream, which is included within the Transaction and integration Costs caption. The prior year quarter also included severance costs of $4.3 and an asset impairment charge of $0.4 related to the Company's completion of its sale of two facilities.
As a percentage of revenues, the cost of providing services and products sold was 63.5% in the third quarter of 2014 compared to 65.5% in the prior year period, primarily as a result of the timing of certain program implementations, as well as changes in the mix of geographies where services are provided. Selling, general and administrative expenses of $177.5 in the third quarter of 2014 increased $59.1 from the prior year period. As a percentage of revenues, selling, general, and administrative cost was 23.7% compared to 22.7% in the prior year. The increase is primarily a result of costs associated with the acquired Stream operations. Research and development costs of $1.9 decreased $0.1 from the prior year due to reductions in headcount. Depreciation expense of $38.8 increased $16.6 from the prior year, while amortization expense of $7.3 increased $5.9. These increases primarily resulted from the acquired property and equipment and intangible assets from the Stream acquisition, which were recorded at fair value as of the acquisition date.
Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013
Total operating costs and expenses of $1,990.7 increased 40% from the first nine months of 2013 costs of $1,420.9. Operating costs and expenses associated with the acquired Stream operations resulted in $577.1 of increased expense during the first nine months of the year. Total operating costs and expenses for the nine months ended September 30, 2014 also included a $14.7 and $20.8 charge for transaction and integration related expense, respectively, associated with the acquisition of Stream. These items are included within the Transaction and integration Costs caption. The first nine months of 2014 also included a $1.6 gain resulting from the settlement of a contingency related to a prior period real-estate sale, while the prior year included severance costs of $5.4 and an asset impairment charge of $1.5, both discussed below.
As a percentage of revenues, the cost of providing services and products sold was 63.5% for the first nine months of 2014, compared to 65.0% in the prior year period, largely due to the timing of certain program implementations, as well as changes in the mix of geographies where services are provided. Selling, general and administrative expenses of $499.1 in the first nine months of 2014 increased 41% as compared to $352.9 in the prior year period. As a percentage of revenues, selling, general and administrative expense was 23.9% compared to 23.2% in the prior year period, reflecting costs associated with the acquired Stream operations, offset by higher pension settlement charges in the prior year. Research and development costs of $5.7 decreased $0.6 from the prior year period due to reductions in headcount. Depreciation expense of $104.8 increased $40.5 from the prior year period, while amortization expense of $17.6 increased $13.6. These increases primarily resulted from the acquired property and equipment and intangible assets from the Stream acquisition, which were recorded at fair value as of the acquisition date.

Operating Income and Adjusted Operating Income (a non-GAAP measure)
In order to assess the underlying operational performance of the continuing operations of the business and to have a basis to compare underlying results to prior and future periods, we provide the non-GAAP measures, Adjusted Operating Income and Adjusted Operating Margin (Adjusted Operating Income divided by Total Revenues), in the table below. For the three and nine months ended September 30, 2014 and 2013, Adjusted Operating Income and Adjusted Operating Margin exclude the following:

•	Transaction expenses of $14.7 for the nine months ended September 30, 2014 associated with Convergys' acquisition of Stream. These expenses related to fees paid for third-party consulting services;

•
Integration expenses of $5.4 and $20.8 for the three and nine months ended September 30, 2014, respectively, associated with Convergys' integration of the acquired Stream operations. These expenses primarily related to severance expense and fees for third-party consulting services;

•	Amortization of acquired intangible assets of $7.3 and $17.6 for the three and nine months ended September 30, 2014, respectively, and $1.4 and $4.0, respectively, in the prior year period;

•	Depreciation of $5.7 and $13.4 for the three and nine months ended September 30, 2014, respectively, resulting from the fair value write-up of property and equipment acquired from Stream;

•	Gain of $1.6 for the nine months ended September 30, 2014 resulting from the settlement of a contingency related to a previous real estate sale;

•
The non-cash pension settlement charge discussed above and in Note 6 of the Notes to Consolidated Financial Statements of $2.9 for the three and nine months ended September 30, 2014, and $4.4 and $11.9, respectively, in the prior year periods, and;

•
The net impairment charge related to the completion of the sale of two facilities discussed above and in Note 14 of the Notes to Consolidated Financial Statements of $0.4 and $1.5 for the three and nine months ended September 30, 2013, respectively.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	Change	%	2014	2013	Change	%
Operating Income	$42.0	$31.3	$10.7	34	$100.9	$97.9	$3.0	3
Operating Margin	5.6%	6.0%			4.8%	6.4%

Depreciation of property & equipment write-up	5.7	—	5.7	100	13.4	—	13.4	100
Amortization of acquired intangible assets	7.3	1.4	5.9	NM	17.6	4.0	13.6	NM
Transaction related expenses	—	—	—	—	14.7	—	14.7	100
Integration related expenses	5.4	—	5.4	100	20.8	—	20.8	100
Net pension and other post-employment benefit plan charges	2.9	4.4	(1.5)	(34)	2.9	11.9	(9.0)	(76)
Loss (gain) on sale of real estate	—	0.4	(0.4)	(100)	(1.6)	1.5	(3.1)	NM
Adjusted Operating Income (a non-GAAP measure)	$63.3	$37.5	$25.8	69	$168.7	$115.3	$53.4	46
Adjusted Operating Margin	8.4%	7.2%			8.1%	7.6%

Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013
Operating income was $42.0 for the third quarter of 2014 compared to operating income of $31.3 in the prior year. Excluding the impacts of items discussed above, adjusted operating income for the third quarter of 2014 was $63.3 compared to $37.5 in the same period in the prior year. The increase from prior year is primarily due to the inclusion of Stream's operating results, and synergies realized from the integration of Stream and Convergys.
Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013
Operating income was $100.9 for the first nine months of 2014 compared to operating income of $97.9 in the prior year period. Excluding the impacts of items discussed above, adjusted operating income for the nine months ended September 30, 2014 was $168.7 compared to $115.3 in the same period in the prior year. The increase from prior year is primarily due to the inclusion of Stream's operating results, as well as, synergies realized from the integration of Stream and Convergys.
Non-Operating Items

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	Change	%	2014	2013	Change	%
Operating Income	$42.0	$31.3	$10.7	34	$100.9	$97.9	$3.0	3
Other income (expense), net	0.3	2.5	(2.2)	(88)	(1.6)	4.8	(6.4)	NM
Interest expense	(5.9)	(2.9)	(3.0)	NM	(15.6)	(8.7)	(6.9)	79
Income before Income Taxes	$36.4	$30.9	$5.5	18	$83.7	$94.0	$(10.3)	(11)
Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013
Other income decreased by $2.2 compared to the same period in prior year due to a $1.3 decrease in interest income. Interest expense increased by $3.0 compared to the same period in prior year due to additional expense primarily related to the Term Loan that was entered into in connection with the Stream acquisition.
Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013
Other expense was $1.6 in the first nine months of 2014 compared to other income of $4.8 for the first nine months of 2013. The change was primarily due to foreign currency exchange losses of $2.5 and a $3.5 decrease in interest income. Interest expense increased by $6.9 compared to the same period in prior year primarily due to additional expense related to the Term Loan that was entered into in connection with the Stream acquisition.

Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	Change	%	2014	2013	Change	%
Income before Income Taxes	$36.4	$30.9	$5.5	18	$83.7	$94.0	$(10.3)	(11)
Income tax expense	6.4	2.7	3.7	NM	15.2	13.6	1.6	12
Income from Continuing Operations, net of tax	$30.0	$28.2	$1.8	6	$68.5	$80.4	$(11.9)	(15)
Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013
The effective tax rate on net income from continuing operations was 17.6% for the three months ended September 30, 2014 compared to an effective tax rate of 8.7% in the same period last year. The higher tax rate for the three months ended September 30, 2014 is primarily due to a shift in the geographic mix of worldwide income and certain discrete items.
Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013
The effective tax rate on net income from continuing operations was 18.2% for the nine months ended September 30, 2014 compared to an effective tax rate of 14.5% in the same period last year. The higher tax rate for the nine months ended September 30, 2014 is primarily due to a shift in the geographic mix of worldwide income and certain discrete items.

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

•
Tax benefit of $1.5 for the nine months ended September 30, 2014 to adjust the deferred tax liability associated with the change in classification for a portion of the undistributed earnings of the Company's foreign earnings that occurred during the fourth quarter of 2013.

•
Tax expense of $0.4 for the nine months ended September 30, 2014, resulting from the changes in the Company's state rate applicable to deferred tax assets and liabilities. This change in rate resulted from the combination of the Convergys and Stream operations.

We use income from continuing operations, net of tax and earnings per share data excluding the operating charges discussed above and the discrete tax items discussed above for the three and nine months ended September 30, 2014 and 2013, to assess the underlying operational performance of the continuing operations of the business for the year and to have a basis to compare underlying results to prior and future periods. Adjustments for these items are relevant in evaluating the overall performance of the business. Limitations associated with the use of these non-GAAP measures include that these measures do not include all of the amounts associated with our results as determined in accordance with GAAP. Management compensates for these limitations by using the non-GAAP measures, income from continuing operations, net of tax and diluted earnings per share excluding these items, and the GAAP measures, income from continuing operations, net of tax and diluted earnings per share, in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond those described above. These non-GAAP measures should be considered supplemental in nature and should not be construed as being more important than comparable GAAP measures.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	Change	%	2014	2013	Change	%
Income from Continuing Operations, net of tax	$30.0	$28.2	$1.8	6	$68.5	$80.4	$(11.9)	(15)
Total operating charges from above, net of tax	14.7	4.0	10.7	NM	47.6	9.4	38.2	NM
Adjustment for state tax rate changes	—	—	—	—	0.4	—	0.4	100
Tax benefit related to unremitted foreign earnings	—	—	—	—	(1.5)	—	(1.5)	100
Adjusted Income from Continuing Operations, net of tax (a non-GAAP measure)	$44.7	$32.2	$12.5	39	$115.0	$89.8	$25.2	28

Diluted Earnings Per Common Share:
Continuing operations	$0.28	$0.26	$0.02	8	$0.65	$0.74	$(0.09)	(12)
Impact of net charges above included in continuing operations, net of tax	0.14	0.04	0.10	NM	0.44	0.08	0.36	NM
Adjusted diluted earnings per common share from continuing operations (a non-GAAP measure)	$0.42	$0.30	$0.12	40	$1.09	$0.82	$0.27	33
Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013
Income from continuing operations, net of tax for the third quarter of 2014 was $30.0 compared to $28.2 for the same period in 2013, while income from continuing operations per diluted share for the third quarter in 2014 was $0.28 compared to $0.26 for the same period in 2013. Excluding the items discussed above, adjusted income from continuing operations, net of tax for the third quarter of 2014 was $44.7, or $0.42 per diluted share, compared to $32.2, or $0.30 per diluted share for the same period in 2013.
Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013
Income from continuing operations, net of tax for the first nine months of 2014 was $68.5 compared to $80.4 for the same period in 2013, which income from continuing operations per diluted share for the first nine months of 2014 was $0.65 compared to $0.74 for the same period in 2013. Excluding the items discussed above, adjusted income from continuing operations, net of tax for the first nine months of 2014 was $115.0 or $1.09 per diluted share, compared to $89.8 or $0.82 per diluted share for the same period in 2013.

Results of Discontinued Operations, Results of Discontinued Operations per Diluted Share, Net Income and Net Income per Diluted Share

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	Change	%	2014	2013	Change	%
Income from Continuing Operations, net of tax	$30.0	$28.2	$1.8	6	$68.5	$80.4	$(11.9)	(15)
Income from discontinued operations, net of tax benefit of $2.8 and $4.6, for the three months ended September 30, 2014 and 2013, respectively, and $2.7 and $8.6 for the nine months ended September 30, 2014 and 2013, respectively.	2.8	5.7	(2.9)	(51)	3.2	2.0	$1.2	60
Net Income	$32.8	$33.9	$(1.1)	(3)	$71.7	$82.4	$(10.7)	(13)

Diluted Earnings per Common Share:
Continuing operations	$0.28	$0.26	$0.02	8	$0.65	$0.74	$(0.09)	(12)
Discontinued operations	0.03	0.05	(0.02)	(40)	0.03	0.02	0.01	50
Net Diluted Earnings per Common Share	$0.31	$0.31	$—	—	$0.68	$0.76	$(0.08)	(11)

Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013
Third quarter 2014 results from discontinued operations include a gain of $2.8, net of tax, compared to a gain of $5.7, net of tax, in the third quarter of 2013. Activity in both periods related to the settlement or adjustment of certain contingencies and tax positions related to the sale of the Information Management business. Diluted income from discontinued operations, net of tax, per share for the three months ended September 30, 2014 and September 30, 2013 was $0.03 and $0.05, respectively.
Including the results of discontinued operations, third quarter 2014 net income and diluted earnings per share were $32.8 and $0.31, respectively, compared with $33.9 and $0.31, respectively, in the third quarter of 2013.

Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013
For the first nine months of 2014 and 2013, respectively, results from discontinued operations included an additional gain of $3.2, net of tax, and a gain of $2.0, net of tax, related to the settlement or adjustment of certain contingencies and tax positions related to the sale of the Information Management business. Diluted income from discontinued operations, net of tax, per share for the nine months ended September 30, 2014 and September 30, 2013 was $0.03 and $0.02, respectively.

Including the results of discontinued operations net income and diluted earnings per share were $71.7 and $0.68, respectively for the first nine months of 2014, compared with $82.4 and $0.76, respectively, for the same period in 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from Continuing Operations, net of tax under U.S. GAAP	$30.0	$28.2	$68.5	$80.4
Depreciation and Amortization	46.1	23.6	122.4	68.3
Interest expense	5.9	2.9	15.6	8.7
Income tax expense	6.4	2.7	15.2	13.6
EBITDA (a non-GAAP measure)	88.4	57.4	221.7	171.0
Loss (gain) on sale of real estate	—	0.4	(1.6)	1.5
Transaction related expenses	—	—	14.7	—
Integration related expenses	5.4	—	20.8	—
Net pension and other post employment benefit plan charges	2.9	4.4	2.9	11.9
Adjusted EBITDA (a non-GAAP measure)	$96.7	$62.2	$258.5	$184.4
EBITDA Margin	11.8%	11.0%	10.6%	11.3%
Adjusted EBITDA Margin	12.9%	11.9%	12.4%	12.1%

RESTRUCTURING CHARGES

2014 Restructuring
The Company recorded severance expense of $2.7 and $10.5 during the three and nine months ended September 30, 2014, respectively, related to the elimination of certain redundant executive and non-executive positions as a result of the Company's integration of the Stream business. These amounts are included within Transaction and integration costs on the Consolidated Statements of Income and are expected to be substantially paid in cash by June 30, 2015. The total remaining liability under these severance-related actions, which is included within Payables and other current liabilities on the Company's Consolidated Balance Sheets, was $3.1 as of September 30, 2014 compared to $2.3 as of June 30, 2014.
During the first quarter of 2014, the Company also recorded a severance charge of $1.7 related to restructuring actions impacting approximately 400 employees. These actions were initiated to continue the Company's efforts to refine its operating model and reduce costs. During the third quarter of 2014 the Company recognized an additional $0.5 of severance expense, in a continued effort to reduce costs. The severance charges are included within Restructuring charges on the Consolidated Statement of Income and are expected to be substantially paid in cash by June 30, 2015. The total remaining liability under this severance-related restructuring plan, which is included within Payables and other current liabilities on the Company's Consolidated Balance Sheets, was $1.7 as of September 30, 2014.
2013 Restructuring
During the third quarter of 2013, the Company recorded a severance charge of $4.3 related to restructuring actions impacting approximately 800 employees. These actions were initiated to continue the Company's efforts to refine its operating model and reduce costs. These severance-related charges were fully paid in cash by September 30, 2014, pursuant to the Company's severance policies. The total remaining liability was $2.3 at December 31, 2013. The Company also recorded other restructuring expenses of $1.1 during the fourth quarter of 2013.
Savings from Restructuring Actions
The 2014 and 2013 severance actions resulted in cost reductions of approximately $20 and $16, respectively, on an annualized basis. The impact of these benefits is spread across our operating expenses, primarily selling, general and administrative expense. The severance actions also resulted in cash savings of approximately $17 and $16, respectively, on an annualized basis. The impact on liquidity was not material for either plan.

CLIENT CONCENTRATION

During the first nine months of 2014, our three largest clients accounted for 31.4% of our revenues, compared to 46.0% in the same period of 2013. Our largest client, AT&T, accounted for 15.9% of revenues in the first nine months of 2014 as compared to 20.9% of revenue in the same period in the prior year. Revenue for Comcast Corporation and DIRECTV, our second and third largest clients, each accounted for less than 10% of revenue for the nine months ended September 30, 2014, compared to 12.7% and 12.3%, respectively, during the first nine months of 2013. This improvement in client concentration is principally the result of the broader revenue base resulting from the Stream acquisition. Volumes under certain of our long-term arrangements are earned under multiple contracts with these clients and are subject to variation based on, among other things, general economic conditions, client outsourcing trends and seasonal patterns in our clients' businesses.

BUSINESS OUTLOOK
Based on the Company's year-to-date performance and outlook for the fourth quarter, Convergys now expects:
•Revenue to approximate $2.85 billion;
•Adjusted EBITDA to approximate $355 million;
•Adjusted effective tax rate to approximate 23 percent;
•Diluted shares outstanding to approximate 106 million;
•Adjusted Earnings per Diluted Common Share to approximate $1.52;
Not included in this outlook are acquisition-related impacts such as transaction costs, integration costs, intangible amortization and depreciation related to the fair value write-up of acquired property and equipment, and tax expense associated with cash repatriation. Also not included are impacts from prior real estate transactions, non-cash pension settlement charges or any future share repurchase activities.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Cash Flows
We believe that we have adequate liquidity from cash and expected future operating cash flows to fund ongoing operations, invest in the business and pay dividends at the discretion of the Board of Directors for the next twelve months.
Cash flows from operating activities generally provide us with a significant source of funding for our investing and financing activities. Cash flows from operating activities totaled $207.4 in the first nine months of 2014 compared to $149.3 in the same period last year. The nine months ended September 30, 2014, were negatively impacted by $27.4 of tax payments related to the repatriation of non-U.S. cash and $34.1 of payments for transaction and integration related expenses. Excluding these items, cash flows provided by operating activities totaled $268.9.
Cash flows used in investing activities were $827.6 during the first nine months of 2014, which included cash outflows of $802.6 (net of cash acquired) for the purchase of Stream's operations, $86.5 of capital expenditures and $7.2 for the purchase of short-term investments, partially offset by $68.7 in proceeds from the maturity of short-term investments. Cash flows used in investing activities were $60.4 during the first nine months of 2013, which included $43.2 of capital expenditures, $16.4 used for acquisitions and $120.5 of purchases of short-term investments, partially offset by $71.8 of proceeds from the maturity of short-term investments and $47.6 of proceeds from disposition of assets.
Cash flows provided by financing activities were $268.0 during the first nine months of 2014 compared to $117.7 of cash flows used in financing activities during the first nine months of 2013. Activity in the current year included $350.0 of proceeds from the issuance of other long-term debt related to the Term Loan associated with the new Credit Agreement entered into in connection with the acquisition of Stream and repayments of other long-term debt of $104.1. Additionally, we had net proceeds from the Asset Securitization Facility of $70.0, repurchased 1.2 of the Company's common shares for $24.9, paid $19.2 in cash dividends and paid $7.1 of debt issuance costs during the nine months ended 2014. We also received $1.9 of excess tax benefits from share-based payment arrangements and $1.4 from the exercise of stock options. During the first nine months of 2013, we repurchased 5.8 of the Company's common shares for $100.2, including $3.6 of shares repurchased but not settled prior to December 31, 2012. We also paid $17.7 in cash dividends and had long-term debt repayments of $4.8. These outflows were partially offset by $2.8 received from the exercise of stock options and $2.2 of excess tax benefits from share-based payment arrangements.
We use free cash flow and adjusted free cash flow, non-GAAP measures, to assess the financial performance of the Company. We define free cash flow as cash flows from operating activities less capital expenditures. A reconciliation of the GAAP measure, net cash provided by operating activities, to the non-GAAP measures, free cash flow and adjusted free cash flow, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net cash provided by operating activities under U.S. GAAP	$115.7	$76.6	$207.4	$149.3
Capital expenditures	(30.2)	(16.9)	(86.5)	(43.2)
Free cash flow (a non-GAAP measure)	85.5	59.7	120.9	106.1
Stream acquisition - cash paid for transaction and integration related expenses (A)	4.7	—	34.1	—
Stream acquisition - cash received from escrow associated with the working capital settlement (A)	(15.0)	—	—	—
Cash paid for taxes related to repatriation of non-U.S. cash to partially fund the Stream acquisition (A)	—	—	27.4	—
Adjusted free cash flow (a non-GAAP measure)	$75.2	$59.7	$182.4	$106.1

(A)	Since these payments were associated with investment activity, we have excluded these amounts from our adjusted free cash flow calculation.
Adjusted free cash flow was $75.2 and $182.4 for the three and nine months ended September 30, 2014, respectively, compared to $59.7 and $106.1 for the same periods in 2013. The increase of $15.5 and $76.3, respectively, from the prior year was due to improved cash flows, including the acquired Stream operations and excluding the acquisition related items above.
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
Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments
At September 30, 2014, total capitalization was $1,639.2, consisting of $412.7 of short-term and long-term debt and $1,226.5 of equity. The total debt-to-capital ratio was 25.2% at September 30, 2014, compared to 4.5% at December 31, 2013. This increase primarily resulted from an increase in total debt related to the Company's new $350.0 Term Loan.
On February 28, 2014, the Company entered into a Credit Agreement establishing an unsecured credit facility in the aggregate amount of $650.0 (Credit Agreement). In connection with entering into the Credit Agreement, Convergys terminated the $300.0 Four-Year Competitive Advance and Revolving Credit Facility Agreement dated March 11, 2011 (the 2011 Credit Facility). The Credit Agreement consists of term loans (the Term Loan) in the aggregate amount of $350.0 and a revolving credit facility (the Revolving Credit Facility) in the amount of $300.0. The conditions for the funding of the Term Loan and the Revolving Credit Facility were satisfied on March 3, 2014. Both mature on March 3, 2019, unless extended pursuant to the terms of the Credit Agreement. Outstanding amounts bear interest at one of the rates described in the Credit Agreement. During the nine months ended September 30, 2014, $85.0 of voluntary Term Loan principal payments were made by the Company. The next required principal payment is not due until September 30, 2017. While amounts borrowed and repaid under the Revolving Credit Facility may be re-borrowed, amounts repaid under the Term Loan may not be borrowed again under the Credit Agreement. Total borrowing capacity remaining under the Revolving Credit Facility was $300.0, with $265.0 outstanding principal on the Term Loan as of September 30, 2014. The Credit Agreement contains certain affirmative and negative covenants, as well as terms and conditions that are customary for credit facilities of this type, including financial covenants for leverage and interest coverage ratios. The Company was in compliance with all covenants at September 30, 2014.
In the fourth quarter of 2009, the Company announced an offer to exchange one-thousand twenty dollars in principal amount of its 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) for each one-thousand dollars in principal amount of its 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009. We issued a total of $125.0 aggregate principal amount of the 2029 Convertible Debentures in exchange for $122.5 of the 4.875% Senior

Notes. The entire balance of the 2029 Convertible Debentures was outstanding and convertible at the option of the holders as of September 30, 2014 and December 31, 2013.
During January 2014, the Company extended the terms of an asset securitization facility collateralized by accounts receivable of certain of the Company's subsidiaries, with a purchase limit of $150.0 expiring in January 2017. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary. The asset securitization facility does not qualify for sale treatment under the authoritative guidance for the accounting for transfers and servicing of financial assets and extinguishments of liabilities. As of September 30, 2014, Convergys had drawn $70.0 in available funding from qualified receivables as part of the financing related to the acquisition of Stream. Amounts have been classified under this facility as a long-term debt within the Consolidated Balance Sheets. As of December 31, 2013, the facility was undrawn.

We repurchased 0.8 and 1.3 of our common shares during the three and nine months ended September 30, 2014, respectively, at an average price of $19.12 and $20.10 per share for a total of $15.3 and $26.3 under current authorizations approved by the Company's Board of Directors. Based upon timing of transactions, $1.4 of the shares repurchased had not settled as of September 30, 2014. These shares are excluded from outstanding shares at the end of the current quarter and will be settled in cash during the fourth quarter of 2014. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity. In February 2013, our Board of Directors approved an increase in remaining authorized share repurchases to $250.0 in the aggregate. At September 30, 2014, the Company has the authority to repurchase an additional $107.0 pursuant to current authorizations. We also repurchased 0.4 shares at an average price of $18.41 for aggregate proceeds of $6.8 subsequent to September 30, 2014 through November 5, 2014.
At September 30, 2014, we had outstanding letters of credit of $26.8 and other bond obligations of $2.6 related to performance and payment guarantees. We believe that any guarantee obligation that may arise will not be material. We also have purchase commitments with telecommunications providers of $10.1 for the remainder of 2014.
At September 30, 2014, we had outstanding performance bond obligations of $30.0 related to performance and payment guarantees for the Company’s former HR Management line of business. Subsequent to completion of the sale of the HR Management business, the Company continues to be responsible for these bond obligations. As part of the gain on disposition we recognized a liability equal to the present value of probability weighted cash flows of potential outcomes. Although the buyer is obligated to indemnify us for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of September 30, 2014 we maintain a liability of $0.5 for these obligations. The Company's guarantee for this bond obligation expires in August 2016.
It is reasonably possible that our unrecognized tax benefits of $62.4 will decrease between approximately $2 and $10 in the next twelve months based upon the resolution of audits; however, actual developments in this area could differ from those currently expected.
During 2013 and 2014, the Company's Board of Directors approved, and the Company has paid, the following dividends per common share:

Announcement Date	Record Date	Dividend Amount	Payment Date
February 7, 2013	March 22, 2013	$0.06	April 5, 2013
April 30, 2013	June 21, 2013	$0.06	July 5, 2013
July 30, 2013	September 20, 2013	$0.06	October 4, 2013
November 6, 2013	December 27, 2013	$0.06	January 10, 2014
February 5, 2014	March 21, 2014	$0.06	April 4, 2014
May 12, 2014	June 19, 2014	$0.07	July 3, 2014
August 11, 2014	September 19, 2014	$0.07	October 3, 2014
On November 5, 2014, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.07 per common share to be paid on January 9, 2015 to shareholders of record as of December 26, 2014.
The Board expects that future cash dividends will be paid on a quarterly basis. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on the Company's future earnings, cash flow, financial condition, financial covenants and other relevant factors.  We intend to continue to use cash dividends as a means of returning capital to shareholders, subject to our determination that cash dividends are in the best interests of our shareholders.

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
Interest Rate Risk
Convergys had $335.0 of variable rate debt outstanding as of September 30, 2014, associated with the Term Loan and Asset Securitization Facility. Therefore, Convergys is exposed to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense for the next year of approximately $3.3.
Foreign Currency Exchange Rate Risk
We serve many of our U.S.-based clients using contact center capacity in various countries such as the Philippines, India, Canada and Colombia. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine pesos (PHP), Indian rupees (INR), Canadian dollars (CAD) or Colombian pesos (COP), which represents a foreign exchange exposure. As of September 30, 2014, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward contracts with several financial institutions to acquire a total of PHP 45,351.0 at a fixed price of $1,033.0 at various dates through September 2017, INR 9,914.0 at a fixed price of $153.8 at various dates through September 2017, CAD 18.2 at a fixed price of $16.9 at various dates through December 2015 and COP 5,250.0 at a fixed price of $2.7 at various dates through December 2014. The fair value of these derivative instruments as of September 30, 2014 is presented in Note 11 of the Notes to Consolidated Financial Statements. The potential loss in fair value at September 30, 2014 for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $120.6. This loss would be mitigated by corresponding gains on the underlying exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of September 30, 2014, the fair value of these derivatives not designated as hedges was a $1.5 payable.
Critical Accounting Policies and Estimates
See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report for the year ended December 31, 2013 on Form 10-K for a discussion of our critical accounting policies and estimates.
There have been no material changes to our critical accounting policies and estimates in 2014.

ITEM 4.     CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with the Company’s General Counsel, Chief Accounting Officer and other key employees, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the quarter ended September 30, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the third quarter of 2014 or from September 30, 2014 through the date of filing this report. We repurchased the following common shares during the nine months ended September 30, 2014, as summarized in the following table:

	Shares Repurchased	Average price per share
January 2014	3,419	$21.66
February 2014	255	20.11
March 2014	22	20.79
April 2014	21	21.00
May 2014	165,202	21.98
June 2014	338,153	21.48
July 2014	165,113	20.76
August 2014	245,555	18.94
September 2014	390,806	18.53
Total	1,308,546	$20.10
At September 30, 2014, the Company remained authorized to repurchase up to an incremental $107.0 of outstanding shares. The timing and terms of any future transactions depend on a number of considerations including market conditions and our liquidity.

ITEM 6.     EXHIBITS

(a)	Exhibits.
The following are filed as Exhibits to Part II of this Form 10-Q:

Exhibit Number
2.1	Agreement and Plan of Merger, dated January 6, 2014. (Incorporated by reference from Exhibit 2.1 to Form 8-K filed on January 7, 2014.)

3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3.1 to Form 10-Q filed on May 5, 2010.)

3.2	Amended and Restated Code of Regulations of the Company. (Incorporated by reference from Exhibit 3.1 to Form 8-K filed on May 2, 2011.)

4.1	Convergys Corporation Retirement and Savings Plan (PPA Restatement) dated July 8, 2014.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements.

ITEMS 3, 4 and 5 Are Not Applicable and Have Been Omitted

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation

Date:	November 5, 2014	/s/ Andre S. Valentine
Andre S. Valentine
Chief Financial Officer