Form 10-Q
period 2015-03-31
CONVERGYS CORP
filed 2015-05-05
CIK 1062047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 Form 10-Q
 ______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At March 31, 2015, there were 98,831,838 common shares, without par value, outstanding, excluding amounts held in Treasury of 91,294,588.

CONVERGYS CORPORATION
Form 10-Q
For the Period Ended
March 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2015	2014
Revenues	$740.5	$605.7
Costs and Expenses:
Cost of providing services and products sold	472.4	380.1
Selling, general and administrative	170.0	145.0
Research and development costs	1.8	1.9
Depreciation	36.6	26.5
Amortization	7.0	3.4
Restructuring charges	1.0	1.7
Transaction and integration costs	2.5	25.1
Total Costs and Expenses	691.3	583.7
Operating Income	49.2	22.0
Other income (expense), net	2.8	(1.9)
Interest expense	(4.6)	(4.0)
Income before Income Taxes	47.4	16.1
Income tax expense	8.1	2.4
Income from Continuing Operations, net of tax	39.3	13.7
Income from Discontinued Operations, net of tax	0.1	0.5
Net Income	$39.4	$14.2

Basic Earnings Per Common Share:
Continuing operations	$0.40	$0.14
Discontinued operations	—	—
Basic Earnings per Common Share	$0.40	$0.14
Diluted Earnings Per Common Share:
Continuing operations	$0.37	$0.13
Discontinued operations	—	—
Diluted Earnings per Common Share	$0.37	$0.13

Weighted Average Common Shares Outstanding:
Basic	99.0	101.1
Diluted	105.0	107.3

Cash Dividends Declared per Share	$0.07	$0.06

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2015	2014
Net Income	$39.4	$14.2
Other Comprehensive (Loss) Income, net of tax:
Foreign currency translation adjustments	(28.9)	0.5
Change related to minimum pension liability	1.6	1.1
Unrealized holding loss (gain) on hedging activities	4.7	(0.2)
Total other comprehensive (loss) income	(22.6)	1.4
Total Comprehensive Income	$16.8	$15.6

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
(In millions)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$232.2	$198.9
Short-term investments	12.4	13.0
Receivables, net of allowances of $5.1 and $8.1	525.3	511.1
Deferred income tax assets	103.4	107.2
Prepaid expenses	31.4	28.9
Other current assets	34.8	31.8
Total Current Assets	939.5	890.9
Property and equipment, net	354.8	367.8
Goodwill	836.1	850.7
Other intangibles, net	339.2	355.2
Deferred income tax assets	7.2	8.2
Other assets	42.8	43.7
Total Assets	$2,519.6	$2,516.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Debt and capital lease obligations maturing within one year	$6.3	$7.5
Payables and other current liabilities	368.9	361.0
Total Current Liabilities	375.2	368.5
Long-term debt and capital lease obligations	390.7	368.4
Deferred income tax liabilities	275.5	275.6
Accrued pension liabilities	96.8	116.9
Other long-term liabilities	96.2	95.6
Total Liabilities	1,234.4	1,225.0

Convertible debentures conversion feature	64.0	64.3
Shareholders’ Equity:
Preferred shares – without par value, 5.0 authorized; none issued or outstanding	—	—
Common shares – without par value, 500.0 authorized; 190.1 and 189.8 issued, 98.8 and 99.4 outstanding, as of March 31, 2015 and December 31, 2014, respectively	1,079.7	1,077.5
Treasury stock – 91.3 and 90.4 as of March 31, 2015 and December 31, 2014, respectively	(1,509.3)	(1,491.2)
Retained earnings	1,740.1	1,707.6
Accumulated other comprehensive loss	(89.3)	(66.7)
Total Shareholders’ Equity	1,221.2	1,227.2
Total Liabilities and Shareholders’ Equity	$2,519.6	$2,516.5
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39.4	$14.2
Income from discontinued operations, net of tax	0.1	0.5
Income from continuing operations, net of tax	39.3	13.7
Adjustments to reconcile income from continuing operations, net of tax, to net cash provided by operating activities of continuing operations:
Depreciation and amortization	43.6	29.9
Deferred income tax benefit	5.3	(29.5)
Stock compensation expense	3.6	3.0
Changes in assets and liabilities, net of acquisition:
Change in receivables	(24.7)	(1.3)
Change in other current assets	(4.7)	(5.9)
Change in deferred charges, net	0.6	1.1
Change in other assets and liabilities	(14.7)	(4.5)
Change in payables and other current liabilities	16.8	9.2
Net cash provided by operating activities	65.1	15.7
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(28.6)	(18.3)
Proceeds from maturity of short-term investments	—	61.9
Acquisition, net of cash acquired	—	(804.5)
Net cash used in investing activities	(28.6)	(760.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of other long-term debt	—	344.9
Repayment of other long-term debt (term loan and capital lease obligations)	(2.3)	(2.3)
Proceeds from Asset Securitization Facility	178.0	100.0
Repayment of Asset Securitization Facility	(155.0)	(90.0)
Repurchase of common shares	(18.1)	—
Proceeds from exercise of stock options	0.8	0.1
Payments of dividends	(7.0)	(6.0)
Cash paid for debt issuance costs	—	(2.0)
Excess tax benefits from share-based payment arrangements	0.4	1.9
Net cash (used in) provided by financing activities	(3.2)	346.6
Net increase (decrease) in cash and cash equivalents	33.3	(398.6)
Cash and cash equivalents at beginning of period	198.9	580.8
Cash and cash equivalents at end of period	$232.2	$182.2
See Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency Amounts in Millions Except Per Share Amounts)
(Unaudited)

(1) BACKGROUND AND BASIS OF PRESENTATION

Convergys Corporation (the Company or Convergys) is a global leader in customer management, focused on bringing value to its clients through every customer interaction.

On March 3, 2014, Convergys completed its acquisition of SGS Holdings, Inc. (Stream), a global customer management leader, providing technical support, customer care and sales for Fortune 1000 companies. This acquisition expanded the Company's geographic footprint and capabilities, adding approximately 40,000 employees in 22 countries. Combined, Convergys now has 125,000 employees working in more than 150 locations in 31 countries, interacting with our clients' customers in 47 languages. Stream's complementary client portfolio diversified Convergys' client base through the addition of leading technology, communications and other clients. Stream operating results are included in Convergys' Consolidated Statements of Income beginning March 3, 2014. Stream contributed revenue of $239.4 and $85.6 during the first quarter of 2015 and 2014, respectively.
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting (U.S. GAAP) and U.S. Securities and Exchange Commission (SEC) regulations, and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in Financial Statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. Interim Consolidated Financial Statements are not necessarily indicative of the financial position or operating results for an entire year. These interim Consolidated Financial Statements should be read in conjunction with the audited Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 18, 2015. Certain balances within the prior year Consolidated Financial Statements have been reclassified to conform to current year presentation.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This update is effective for interim and annual periods beginning after December 15, 2015 and is required to be applied retrospectively. This standard is not expected to have a material effect on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718)." This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition, and apply existing guidance under the Stock Compensation Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. This update will be applied prospectively and is effective for interim and annual periods beginning after December 15, 2015.  This standard is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The standard will apply one comprehensive revenue recognition model across all contracts, entities and sectors. The core principal of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Once effective, this ASU will replace most of the existing revenue recognition requirements in U.S. GAAP. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in April 2015, the FASB proposed a one-year deferral of the effective date, which is currently going through the comment period process. The Company is currently assessing the effect that adoption of the new standard, including possible adoption alternatives, will have on its consolidated financial statements.

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

(3) BUSINESS COMBINATION

Stream Acquisition
Background and Financing

On January 6, 2014, the Company and its wholly-owned subsidiary (Merger Sub) entered into an Agreement and Plan of Merger (the Merger Agreement) with Stream and, for limited purposes, other Sellers listed in the Merger Agreement. On March 3, 2014, Merger Sub was merged with and into Stream (the Merger), with Stream continuing as the surviving corporation and as a wholly owned subsidiary of Convergys. At the time of the Merger, each share of Stream common stock was converted into the right to receive an amount in cash, without interest.

The total purchase price, net of cash acquired, was $802.6, which was funded using available cash, borrowings under the Accounts Receivable Securitization Facility and proceeds from a term loan under the February 28, 2014 Credit Agreement (the Credit Agreement). The Credit Agreement consisted of a term loan in the amount of $350.0 and a revolving credit facility in the amount of $300.0 (see Note 9, "Debt and Capital Lease Obligations" for the definition of these terms and further discussion).

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

The Company incurred $14.7 of direct transaction costs during 2014. These costs are included in Transaction and integration costs in the accompanying Consolidated Statements of Income.

Purchase Price Allocation

The Company accounted for Stream using the acquisition method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values. The following table summarizes the assets acquired and liabilities assumed at the date of acquisition:

Purchase price allocation	At March 3, 2014
Assets:
Receivables	$197.9
Other current assets	13.5
Property and equipment	159.3
Goodwill	276.5
Intangible assets	370.4
Other assets	7.9
Liabilities:
Accounts payable	(12.3)
Accrued expenses	(100.3)
Other current liabilities	(3.6)
Debt	(34.6)
Deferred tax - net	(59.4)
Other long-term liabilities	(12.7)
Total purchase price	$802.6

As of March 31, 2015, the purchase price allocation for the acquisition was final. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits that are expected to be realized from the Stream acquisition. The benefits include an enhanced global footprint and expanded language capabilities. None of the goodwill is expected to be deductible for income tax purposes and was entirely allocated to the Customer Management - Agent Services reporting unit for purposes of the evaluation for any future goodwill impairment. The Company evaluated whether any adjustments in the prior period purchase price allocation were material and concluded no retrospective adjustments to prior period financial statements were required.

Intangible Assets Identified

The following details the total intangible assets identified:

Intangible asset type	Value	Life (years)
Customer relationship	$352.0	17
Trade name	17.0	4
Favorable lease contract	1.4	1	-	7
Total	$370.4
The fair value of the customer relationship asset was determined using the income approach through an excess earnings analysis, with projected earnings discounted at a rate of 11.0%. The customer relationship intangible asset represents relationships between Stream and its customers. Convergys applied the income approach through a relief-from-royalty analysis to determine the fair value of the Stream trade name asset. The determination of the useful lives was based upon consideration of market participant assumptions and transaction specific factors.

Impact on Operating Results

The results of Stream's operations have been included in Convergys' Consolidated Financial Statements since the March 3, 2014 date of acquisition. The following table provides revenue and results of operations from the acquired Stream business included in Convergys' results:

Stream results of operations	March 3, 2014 - March 31, 2014
Revenues	$85.6
Income before income taxes	$(6.4)

The following unaudited pro forma information assumes the acquisition of Stream occurred at the beginning of the Company's prior year, January 1, 2014. The unaudited pro forma information presented below is for illustrative purposes only and does not reflect future events that may occur or any operating efficiencies or inefficiencies that may result from the Stream acquisition and related financing. Additionally, this unaudited pro forma information for the three months ended March 31, 2014 includes certain one-time costs associated with the Company's integration of the acquired Stream operations. Therefore, the information is not necessarily indicative of results that would have been achieved had the business been combined during the periods presented or the results that the Company will experience going forward.

Three Months Ended March 31, 2014
Unaudited pro forma information
Revenues	$777.1
Income from Continuing Operations, net of tax	$7.9

Earnings from Continuing Operations per share
Basic	$0.08
Diluted	$0.07

Weighted average common shares outstanding
Basic	101.1
Diluted	107.3

(4) DIVESTITURES AND DISCONTINUED OPERATIONS

On May 16, 2012, the Company completed the sale of its Information Management line of business to NEC Corporation. During the three months ended March 31, 2015 and 2014, the Company recorded an additional gain of $0.1 and $0.5, respectively, net of tax, as certain contingencies and tax positions related to Information Management were settled or adjusted.
The results of the Information Management business have been classified as discontinued operations for all periods presented. During the three months ended March 31, 2014, the Company earned $4.0 in revenue under these transition services agreements. All transition services agreements expired by the end of the June 2014 quarter, and the Company has substantially eliminated the related costs.
The results of the Information Management business included in discontinued operations for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended March 31,
	2015	2014
Revenue	$—	$—
Gain on disposition	0.2	0.7
Income before income taxes	0.2	0.7
Income tax expense:
Expense related to gain on disposition	0.1	0.2
Income from discontinued operations, net of tax	$0.1	$0.5

(5) EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY

Earnings per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

		Continuing Operations		Discontinued Operations		Total
Three Months Ended March 31, 2015	Shares	Income	Per Share Amount	Income	Per Share Amount	Per Share Amount
Basic EPS	99.0	$39.3	$0.40	$0.1	$—	$0.40
Effect of dilutive securities:
Stock-based compensation arrangements	0.7	—	(0.01)	—	—	(0.01)
Convertible Debt	5.3	—	(0.02)	—	—	(0.02)
Diluted EPS	105.0	$39.3	$0.37	$0.1	$—	$0.37

Three Months Ended March 31, 2014
Basic EPS	101.1	$13.7	$0.14	$0.5	$—	$0.14
Effect of dilutive securities:
Stock-based compensation arrangements	1.3	—	—	—	—	—
Convertible Debt	4.9	—	(0.01)	—	—	(0.01)
Diluted EPS	107.3	$13.7	$0.13	$0.5	$—	$0.13
The diluted EPS calculation at March 31, 2015 excludes 0.3 of performance-based restricted stock units as the minimum performance criteria has not yet been achieved, as well as 0.7 performance-based restricted stock units (0.4 and 0.3 granted in 2015 and 2014, respectively) as the performance criteria for the third year of the 2014 grants and the second and third years of the 2015 grants have not yet been fully defined, thereby precluding a mutual understanding of the terms of the stock-based awards pursuant to ASC 718.
As described more fully in Note 9, during 2009 the Company issued approximately $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Convertible Debentures). The 2029 Convertible Debentures were initially convertible, subject to certain conditions, into common shares of the Company at an initial conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares per one thousand in principal amount of debentures. The conversion rate is subject to adjustment for certain events outlined in the indenture governing the debentures (the Indenture), including payment of dividends. As of March 31, 2015, the implied conversion rate for the 2029 Convertible Debentures was $11.62 per share, or eighty-six and seven hundredths shares per one thousand in principal amount of debentures. There were 5.3 dilutive shares related to the 2029 Convertible Debentures for the three months ended March 31, 2015.
Shareholders’ Equity
The Company repurchased 0.9 of its common shares during the three months ended March 31, 2015 at an average price of $21.04 per share for a total of $18.0 under current authorizations approved by the Company's Board of Directors. Based upon timing of the transactions, $0.8 of shares repurchased had not settled as of March 31, 2015. These shares are excluded from outstanding shares at the end of the current quarter and will be settled in cash during the second quarter of 2015. As of March 31, 2015, the Company had the authority to repurchase an additional $69.1 of outstanding common shares pursuant to current authorizations.
The Company also repurchased 0.3 shares at an average price of $23.01 for aggregate proceeds of $6.6 subsequent to March 31, 2015, through May 5, 2015.
Dividends
During 2014 and 2015, the Company's Board of Directors approved, and the Company has paid, the following dividends per common share:

Announcement Date	Record Date	Dividend Amount	Payment Date
November 6, 2013	December 27, 2013	$0.06	January 10, 2014
February 5, 2014	March 21, 2014	$0.06	April 4, 2014
May 12, 2014	June 19, 2014	$0.07	July 3, 2014
August 11, 2014	September 19, 2014	$0.07	October 3, 2014
November 5, 2014	December 26, 2014	$0.07	January 9, 2015
February 18, 2015	March 20, 2015	$0.07	April 3, 2015
On May 5, 2015, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.08 per common share to be paid on July 2, 2015 to shareholders of record as of June 18, 2015.
The Board expects that future cash dividends will be paid on a quarterly basis. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on the Company's future earnings, cash flow, financial condition, financial covenants and other relevant factors.

(6) EMPLOYEE BENEFIT PLANS
The Company sponsors a frozen defined benefit pension plan, which includes both a qualified and non-qualified portion, for eligible employees in the U.S. (the Cash Balance Plan). The Company recorded a net liability of $48.8 and $69.1 as of March 31, 2015 and December 31, 2014, respectively, for the Cash Balance Plan. The Company contributed $20.0 to fund the Cash Balance Plan during the three months ended March 31, 2015. In addition, the Company sponsors unfunded defined benefit plans for certain eligible employees in the Philippines and France. The Company recorded a liability of $40.1 and $40.0 as of March 31, 2015 and December 31, 2014, respectively, for these non-U.S. pension plans. Components of pension cost for the Cash Balance and the non-U.S. pension plans are as follows:

	Three Months Ended March 31,
	2015	2014
Interest cost on projected benefit obligation	$2.7	$2.7
Service cost	1.9	1.4
Expected return on plan assets	(2.6)	(2.3)
Amortization and deferrals, net	2.7	2.1
Total cost	$4.7	$3.9
On July 25, 2013, the Company's Board of Directors authorized the Company to reinstate the Executive Deferred Compensation Plan  (the EDCP), effective January 1, 2014, for eligible participants, including executive officers.  This plan was previously frozen as of December 31, 2011. Under this authorization, the Company matches up to 100% of the first 3% of a participant's deferred amounts and 50% of a participant's next 2% of deferred amounts.  The Company match under the EDCP is reduced by the Company match available under the Company's Retirement and Savings Plan.
Components of pension cost for the EDCP are as follows:

	Three Months Ended March 31,
	2015	2014
Interest cost on projected benefit obligation	$0.1	$0.1
Service cost	0.4	—
Total cost	$0.5	$0.1

(7) RESTRUCTURING

2015 Restructuring

During 2015, the Company recorded a severance charge of $1.0. This charge was related to actions initiated to continue the Company's efforts to refine its operating model and reduce costs. The severance charges are included in Restructuring charges on the Consolidated Statements of Income and are expected to be substantially paid in cash by March 31, 2016. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Company's Consolidated Balance Sheet, was $1.0 as of March 31, 2015.

The Company also recorded restructuring expenses of $0.3 during the quarter related to the integration of Stream. These amounts are included in Transaction and integration costs in the Consolidated Statements of Income and are expected to be substantially paid in cash by March 31, 2016. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Company's Consolidated Balance Sheets, was $0.3 as of March 31, 2015.

2014 Restructuring

During 2014, the Company recorded severance charges of $11.0 related to the elimination of certain redundant executive and non-executive positions as a result of the Company's integration of the Stream business. These amounts are included in Transaction and integration costs in the Consolidated Statements of Income and are expected to be substantially paid in cash by June 30, 2015. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Company's Consolidated Balance Sheets, was $1.3 as of March 31, 2015 compared to $2.6 as of December 31, 2014.
During 2014, the Company also recorded a severance charge of $1.7 related to restructuring actions impacting approximately 400 employees. These actions were initiated to continue the Company's efforts to refine its operating model and reduce costs. The severance charges are included in Restructuring charges on the Consolidated Statement of Income and are expected to be substantially paid in cash by June 30, 2015. The total remaining liability under this severance-related restructuring plan, which is included in Payables and other current liabilities in the Consolidated Balance Sheets, was $0.8 as of March 31, 2015 compared to $1.3 as of December 31, 2014.

(8) STOCK-BASED COMPENSATION PLANS

The Company’s operating results for the three months ended March 31, 2015 included stock compensation expense of $4.1 compared to $3.0 for the same period in 2014. Expense in 2015 included $0.5 related to awards classified as liabilities that will ultimately settle in cash.
Stock Options
A summary of stock option activity for the three months ended March 31, 2015 is presented below:

Shares in Millions Except Per Share Amounts	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Fair Value at Date of Grant (per share)
Options outstanding at January 1, 2015	0.7	$13.24	6.6	$3.72
Options exercisable at January 1, 2015	0.5	$13.41	6.5	$3.84
Granted	—	—
Exercised	(0.1)	12.98
Forfeited	—	—
Options outstanding at March 31, 2015	0.6	$13.27	6.4	$3.74
Options exercisable at March 31, 2015	0.6	$13.27	6.4	$3.74
Time-based Restricted Stock Units
During the three months ended March 31, 2015 and 2014, the Company granted 0.7 shares and 0.6 shares, respectively, of time-based restricted stock units. The weighted-average fair values of these grants were $22.10 and $20.03 per share, respectively. The 2015, 2014 and 2013 time-based grants are scheduled to vest 25% at the completion of year one after the grant date, 25% after year two and 50% after year three.
The total compensation cost related to non-vested time-based restricted stock units not yet recognized as of March 31, 2015 was approximately $25.5, which is expected to be recognized over a weighted average of 1.3 years. Changes to non-vested time-based restricted stock and restricted stock units for the three months ended March 31, 2015 were as follows:

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2014	1.3	$17.66
Granted	0.7	22.10
Vested	(0.4)	15.83
Forfeited	—	—
Non-vested at March 31, 2015	1.6	$19.98
Performance-based Restricted Stock Units
During the three months ended March 31, 2015 and 2014, the Company granted 0.4 shares and 0.3 shares, respectively, of performance-based restricted stock units. The 2015 and 2014 grants provide for payout based upon the extent to which the Company achieves certain EPS targets, as determined by the Compensation and Benefits Committee of the Board of Directors, over three-year periods. Payout levels range from 50% to 200% of award shares earned. No payout can be earned if performance is below the minimum threshold level. As the targets for the third year of 2014 grants and second and third years of 2015 grants have not yet been set, the key terms have not been effectively communicated to the recipients, and as such the expense related to these grants cannot be recognized until the key terms are established. These grants have been excluded from the table below.
During the three months ended March 31, 2015, the Company established and communicated to participants the final key terms of the 2013 grant, resulting in a grant for accounting purposes with a grant date fair value of $21.84 per share. The total compensation cost related to non-vested performance-based restricted stock units not yet recognized as of March 31, 2015 was approximately $5.2, which is expected to be recognized ratably over the remaining vesting period ending in February 2016. Changes to non-vested performance-based restricted stock and restricted stock units for the three months ended March 31, 2015 were as follows:

Shares in Millions Except Per Share Amounts	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2014	—	$—
Granted	0.3	21.84
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2015	0.3	$21.84

(9) DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consist of the following:

	March 31, 2015	December 31, 2014
2014 Term Loan, due 2019	$261.1	$261.0
2009 Convertible Debentures, due 2029	61.0	60.7
Capital Lease Obligations	11.9	14.2
Accounts Receivable Securitization	63.0	40.0
Total debt	397.0	375.9
Less current maturities	6.3	7.5
Long-term debt	$390.7	$368.4
Credit Facility
On February 28, 2014, the Company entered into a Credit Agreement establishing an unsecured credit facility in the aggregate amount of $650.0 (Credit Agreement). In connection with entering into the Credit Agreement, Convergys terminated its $300.0 Four-Year Competitive Advance and Revolving Credit Facility Agreement dated March 11, 2011 (the 2011 Credit Facility). The

Credit Agreement consists of term loans (the Term Loan) in the aggregate amount of $350.0, and a revolving credit facility (the Revolving Credit Facility) in the amount of $300.0. The Company recorded the initial carrying amount of the Term Loan at $344.9, reflecting a discount of $5.1 resulting from fees paid directly to the lender at issuance. The discount will be amortized over the life of the Term Loan using the effective interest rate method (2.3% as of March 31, 2015), and is included in interest expense in the Consolidated Statements of Income. The conditions for the funding of the Term Loan and the Revolving Credit Facility were satisfied on March 3, 2014. Both mature on March 3, 2019, unless extended pursuant to the terms of the Credit Agreement. Outstanding amounts bear interest at one of the rates described in the Credit Agreement. During 2014, voluntary Term Loan principal payments of $85.0 were made by the Company. The next required principal payment is due September 30, 2017. While amounts borrowed and repaid under the Revolving Credit Facility may be re-borrowed, amounts repaid under the Term Loan may not be borrowed again under the Credit Agreement. Total borrowing capacity remaining under the Revolving Credit Facility was $300.0, with $265.0 outstanding principal on the Term Loan, as of March 31, 2015. The Credit Agreement contains certain affirmative and negative covenants, as well as other terms and conditions that are customary for credit facilities of this type, including financial covenants for leverage and interest coverage ratios. The Company was in compliance with all covenants at March 31, 2015.
Convertible Debentures
During 2009, Convergys issued a total of $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) in exchange for $122.5 of 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009, pursuant to an exchange offer. At the date of issuance, the Company recognized the liability component of the 2029 Convertible Debenture at its fair value of $56.3. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the value of the conversion feature at issuance, was recognized as the difference between the proceeds from the issuance of the debentures and the fair value of the liability component, after adjusting for the deferred tax impact of $32.7. The 2029 Convertible Debentures were issued at a coupon rate of 5.75%, which was below that of a similar instrument that does not have a conversion feature. Therefore, the valuation of the debt component, using the income approach, resulted in a debt discount. The debt discount is being amortized over the life of a similar debt instrument without a conversion feature, which the Company determined to equal the contractual maturity of the 2029 Convertible Debentures. Amortization is based upon the effective interest rate method and is included in interest expense in the Consolidated Statements of Income.
The 2029 Convertible Debentures, which pay a fixed rate of interest semi-annually, have a contingent interest component that will require the Company to pay interest based on the trading price of the Debentures exceeding a specified threshold at specified times, commencing on September 15, 2019, as outlined in the Indenture. The maximum amount of contingent interest that will accrue is 0.75% per annum of the average trading price of the Debentures during the periods specified in the Indenture. The fair value of this embedded derivative was not significant at March 31, 2015 or December 31, 2014.
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
The 2029 Convertible Debentures are convertible at the option of the holders on or after September 15, 2028 and prior to that date only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2009, if the last reported sales price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price (currently $15.10) for the 2029 Convertible Debentures on each applicable trading day (hereinafter referred to as the Sales Price Condition); (2) during the five business day period after any five consecutive trading day period (the Measurement Period) in which, as determined following a request by a holder of 2029 Convertible Debentures as provided in the Indenture, the trading price per $1,000 principal amount of 2029 Convertible Debentures for each trading day of such Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common shares and the applicable conversion rate for the 2029 Convertible Debentures on each such trading day; (3) if the Company elects to redeem any or all of the 2029 Convertible Debentures; or (4) upon the occurrence of specified corporate events pursuant to the terms of the Indenture. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2029 Convertible Debentures to be converted and pay or deliver, as the case may be, cash, common shares of the Company or a combination of cash and common shares of the Company, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2029 Convertible Debentures being converted.
The 2029 Convertible Debentures were initially convertible, subject to certain conditions, into common shares of the Company at an initial conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares per one thousand dollars in principal amount of debentures. As of March 31, 2015, the implied conversion rate for the 2029 Convertible Debentures was $11.62 per share, or eighty-six and seven hundredths shares per one thousand in principal amount of debentures. The conversion rate will be subject to adjustment for certain events outlined in the indenture governing the Debentures (the Indenture), including payment of dividends. The conversion rate will increase for a holder who elects to convert this Debenture in connection with certain share exchanges, mergers or consolidations involving the Company, as described in the Indenture.
As of April 1, 2015 and 2014, the 2029 Convertible Debentures were convertible at the option of the holders. This conversion right was triggered upon satisfaction of the Sales Price Condition (the closing price of the Company’s common shares was greater than or equal to $15.10, 130% of the conversion price of the 2029 Convertible Debentures at March 31, 2015, for at least 20 of the last 30 consecutive trading days ending on March 31, 2015). As a result, the equity component of the 2029 Convertible Debentures equal to $64.0 (the difference between the par value and carrying value of the 2029 Convertible Debentures at March 31, 2015), has been classified as temporary equity within the March 31, 2015 Consolidated Balance Sheet since this amount was considered redeemable. The Company will reassess the convertibility of the 2029 Convertible Debentures and the related balance sheet classification on a prospective basis. There have been no conversions of the 2029 Convertible Debentures through the date of this filing.
Based on quoted market prices at March 31, 2015, the fair value of the $125.0 aggregate principal amount of the Company’s 2029 Convertible Debentures is $269.7.
Asset Securitization Facility
During January 2014, the Company extended the terms of an asset securitization facility collateralized by accounts receivable of certain of the Company's subsidiaries, with a purchase limit of $150.0 expiring in January 2017. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. On March 13, 2015, the Company entered into an amendment to the Company's existing asset securitization facility to adjust the maximum Debt-to-EBITDA ratio permitted under the terms of the facility. As of March 31, 2015 and December 31, 2014, Convergys had drawn $63.0 and $40.0, respectively, in available funding from qualified receivables. Amounts have been classified under this facility as long-term debt within the Consolidated Balance Sheets.
At March 31, 2015, future minimum payments of the Company’s debt and capital lease arrangements (exclusive of any debt discounts) are as follows:

2015	$5.5
2016	3.6
2017	75.6
2018	35.6
2019	219.2
2020	0.4
Thereafter	125.0
Total	$464.9

(10) COMMITMENTS AND CONTINGENCIES

Commitments
At March 31, 2015, the Company had outstanding letters of credit of $25.6 and other bond obligations of $2.7 related to performance and payment guarantees. The Company believes that any guarantee obligation that may arise will not be material. The Company also has purchase commitments with telecommunications providers of $11.5 for the remainder of 2015.
At March 31, 2015, the Company had an outstanding performance bond obligation of $30.0 related to a performance and payment guarantee for the Company’s former HR Management line of business which was sold in 2010 to NorthgateArinso. Subsequent to completion of the sale of the HR Management business, the Company continues to be responsible for this bond obligation. As part of the gain on disposition, the Company recognized a liability equal to the present value of probability weighted cash flows of potential outcomes, a Level 3 fair value measurement. Although the buyer is obligated to indemnify the Company for any and all losses, costs, liabilities and expenses incurred related to this performance bond, as of March 31, 2015, the Company maintains a liability of $0.4 for this obligation. The Company's guarantee for this bond obligation expires in August 2016.
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
Convergys Customer Management Group Inc. is not named as a defendant in the lawsuit, and there has been no determination as to whether Convergys Customer Management Group Inc. will be required to indemnify Hyundai. The Company believes Convergys Customer Management Group Inc. has meritorious defenses to Hyundai's demand for indemnification and also believes there are meritorious defenses to Plaintiff's claims in the lawsuit. Pursuant to a Memorandum of Understanding dated April 29, 2014, Hyundai, Plaintiff and Convergys Customer Management Group Inc. agreed in principle to settle the lawsuit. As contemplated under the agreement in principle, the three parties executed a formal settlement agreement in 2014 that is subject to approval by the Court. As a result of the agreement in principle to settle the lawsuit, the Company's accrued liability at March 31, 2015 is representative of the best estimate of the loss expected to be incurred with the resolution of Hyundai’s contractual indemnity claim. The ultimate resolution of the indemnity claim is not expected to have a material impact on the Company’s liquidity, results of operations or financial condition.

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
At March 31, 2015 and December 31, 2014, the Company had foreign currency forward contracts measured at fair value on a recurring basis. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during the three months ended March 31, 2015 and 2014. The assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$4.7	$—	$4.7	$—
Foreign currency forward contracts (liability position)	$25.9	$—	$25.9	$—

	December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$3.3	$—	$3.3	$—
Foreign currency forward contracts (liability position)	$32.7	$—	$32.7	$—

The Company also had investment securities held in a grantor trust for the benefit of participants of the executive deferred compensation plan measured at fair value at March 31, 2015 and December 31, 2014. The fair value of these instruments was measured using the quoted prices in active markets for identical assets (Level 1). There were no transfers between the three levels of the fair value hierarchy during the three months ended March 31, 2015 and 2014. The assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$10.1	$10.1	$—	$—
Convergys common stock	1.7	1.7	—	—
Money market accounts	0.6	0.6	—	—
Total	$12.4	$12.4	$—	$—

	December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$10.3	$10.3	$—	$—
Convergys common stock	2.1	2.1	—	—
Money market accounts	0.6	0.6	—	—
Total	$13.0	$13.0	$—	$—

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
The Company serves many of its U.S.-based clients using contact center capacity in various countries such as the Philippines, India, Canada, China, Malaysia, Costa Rica, Colombia, Dominican Republic, El Salvador, Nicaragua and Honduras. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to deliver services under these contracts are denominated in the local currency of the country where services are provided, which represents a foreign exchange exposure. The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward exchange contracts and options with several financial institutions to acquire a total of PHP 39,036.0 at a fixed price of $883.2 at various dates through December 2017, INR 9,731.0 at a fixed price of $146.3 at various dates through December 2017 and CAD 32.9 at a fixed price of $27.4 at various dates through December 2016. These instruments mature within the next 33 months and had a notional value of $1,056.9 at March 31, 2015 and $1,131.7 at December 31, 2014. The derivative instruments discussed above are designated and effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	March 31, 2015	December 31, 2014
Forward exchange contracts and options designated as hedging instruments:
Included within other current assets	$2.6	$1.7
Included within other non-current assets	1.3	1.3
Included within other current liabilities	17.7	21.4
Included within other long-term liabilities	8.2	11.3

The Company recorded a deferred tax benefit of $8.4 and $11.3 related to these derivatives at March 31, 2015 and December 31, 2014, respectively. A total of $13.6 and $18.3 of deferred losses, net of tax, related to these cash flow hedges at March 31, 2015 and December 31, 2014, respectively, were included in accumulated other comprehensive income (loss) (OCI). As of March 31, 2015, deferred losses of $15.1 ($9.3 net of tax), on derivative instruments included in accumulated OCI are expected to be reclassified into earnings during the next twelve months. The following table provides the effect of these derivative instruments on the Company’s Consolidated Financial Statements for the three months ended March 31, 2015 and 2014:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	(Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Location of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
Three Months Ended March 31, 2015
Foreign exchange contracts	$3.9	$(3.7)	- Cost of providing services and products sold and Selling, general and administrative
Three Months Ended March 31, 2014
Foreign exchange contracts	$(5.9)	$(5.8)	- Cost of providing services and products sold and Selling, general and administrative
The amount recognized related to the ineffective portion of the derivative instruments was not material for the three months ended March 31, 2015 and 2014.
The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. The Company recorded a net gain of $2.4 and a net loss of $1.8 during the three months ended March 31, 2015 and 2014, respectively, related to changes in fair value of these derivative instruments not designated as hedges. The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income (expense), net in the accompanying Consolidated Statements of Income. The fair value of these derivative instruments not designated as hedges at March 31, 2015 was a $0.8 receivable.
The aggregate fair value of derivative instruments designated as hedges in a liability position on March 31, 2015 is $25.9.
Short-Term Investments
In December 2011, the Company made investments in certain securities, included within Short-term investments in the Consolidated Balance Sheets, which are held in a grantor trust for the benefit of participants of the executive deferred compensation plan. This investment reflects the hypothetical investment balances of plan participants. As of March 31, 2015, the Company maintained investment securities with a fair value of $12.4 classified as trading securities. The investment securities include exchange-traded mutual funds, common stock of the Company and money market accounts. These securities are carried at fair value, with gains and losses, both realized and unrealized, reported in other income, net in the Consolidated Statements of Income. The cost of securities sold is based upon the specific identification method. Interest and dividends on securities classified as trading are included in other income, net.

(13) INCOME TAXES

The effective tax rate on net income from continuing operations was 17.1% for the three months ended March 31, 2015 compared to 14.9% in the same period last year. The change in the effective tax rate for the period ended March 31, 2015 is primarily due to a shift in the geographic mix of worldwide income and certain discrete items, primarily driven by transaction costs incurred during the three months ended March 31, 2014, that did not recur during 2015.

The effective tax rate for the three months ended March 31, 2014 was impacted by a $1.5 net tax benefit associated with the repatriation of certain foreign earnings. This included $4.8 of tax benefit for the difference between tax previously accrued on foreign earnings and estimated taxes payable on the ultimate repatriation of such earnings, along with an additional $3.3 of income tax expense related to 2014 foreign earnings that contributed to the funding of the Stream acquisition.

The liability for unrecognized tax benefits was $59.0 and $59.9 at March 31, 2015 and December 31, 2014, respectively, and is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. As of March 31, 2015, the total amount of unrecognized tax benefits that would affect income tax expense if recognized in the Consolidated Financial Statements is $51.2.

This amount includes interest and penalties of $22.3. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between approximately $15.0 and $30.0 in the next twelve months; however, actual developments in this area could differ from those currently expected.

(14) GOODWILL AND OTHER INTANGIBLE AND LONG-LIVED ASSETS

Goodwill and Intangible Assets
Goodwill was $836.1 at March 31, 2015 compared to $850.7 at December 31, 2014. This decrease was primarily due to foreign currency translation. The Company tests goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Goodwill impairment testing is performed at the reporting unit level. The Company's reporting units are Customer Management - Agent Services and Customer Management - Customer Interaction Technology (CIT). As of March 31, 2015 and December 31, 2014, all goodwill was held by the Customer Management - Agent Services reporting unit.
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
Intangible assets decreased to $344.8 at March 31, 2015 from $361.7 at December 31, 2014, primarily due to amortization and foreign currency translation. As of March 31, 2015, the Company’s total identifiable intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net
Software (classified with Property and Equipment, net)	$41.3	$(35.7)	$5.6
Trademarks	26.1	(14.3)	11.8
Customer relationships and other intangibles	459.5	(132.1)	327.4
Total	$526.9	$(182.1)	$344.8
The intangible assets are being amortized using the following amortizable lives: 4 years for trademarks, 8 years for software and 1 to 17 years for customer relationships and other intangibles. The remaining weighted average depreciation period for software is approximately 1 year. The remaining weighted average amortization period for trademarks, customer relationships and other intangibles is approximately 15 years. Amortization of software is included within depreciation expense as the underlying assets are classified within property, plant and equipment.
Trademarks, customer relationships, and other intangibles amortization expense was $7.0 and $3.4 for the three months ended March 31, 2015 and 2014, respectively, and is estimated to be approximately $27.5 for the year ended December 31, 2015. The related estimated expense for the five subsequent years ended December 31 is as follows:

2016	$27
2017	27
2018	23
2019	22
2020	21
Thereafter	199

(15) PAYABLES AND OTHER CURRENT LIABILITIES

	At March 31, 2015	At December 31, 2014
Accounts payable	$55.1	$40.1
Deferred tax liability	0.6	0.6
Accrued income and other taxes	45.8	34.6
Accrued payroll-related expenses	148.7	156.4
Derivative liabilities	17.7	21.4
Accrued expenses, other	80.1	84.5
Deferred revenue and government grants	17.5	19.5
Restructuring and severance costs	3.4	3.9
	$368.9	$361.0

(16) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Currency	Derivative Financial Instruments	Pension Liability	Total
Balance at December 31, 2013	$35.1	$(22.5)	$(32.1)	$(19.5)
Other comprehensive income (loss) before reclassifications, net of tax	0.5	(3.8)	—	(3.3)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	3.6	1.1	4.7
Net current-period other comprehensive income (loss)	0.5	(0.2)	1.1	1.4
Balance at March 31, 2014	$35.6	$(22.7)	$(31.0)	$(18.1)

Balance at December 31, 2014	$(1.1)	$(18.3)	$(47.3)	$(66.7)
Other comprehensive (loss) income before reclassifications, net of tax	(28.9)	2.4	—	(26.5)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	2.3	1.6	3.9
Net current-period other comprehensive (loss) income	(28.9)	4.7	1.6	(22.6)
Balance at March 31, 2015	$(30.0)	$(13.6)	$(45.7)	$(89.3)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Reclassifications from Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended March 31,
	2015	2014
Loss on derivative instruments	$(3.7)	$(5.8)	Cost of providing services and products sold and Selling, general and administrative
Tax benefit	1.4	2.2	Income tax expense
Loss on derivative instruments, net of tax	(2.3)	(3.6)	Income from Continuing Operations, net of tax
Adjustment of pension and other post employment obligations	(2.5)	(1.8)	Selling, general and administrative
Tax benefit	0.9	0.7	Income tax expense
Adjustment of pension and other post employment obligations, net of tax	(1.6)	(1.1)	Income from Continuing Operations, net of tax
Total reclassifications for the period	$(3.9)	$(4.7)

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
Operations and Structure
On March 3, 2014, Convergys completed its acquisition of SGS Holdings, Inc. (Stream), a global customer management leader providing technical support, customer care and sales for Fortune 1000 companies. This acquisition expanded the Company's geographic footprint and capabilities, adding approximately 40,000 employees in 22 countries. Combined, Convergys now has 125,000 employees working in more than 150 locations in 31 countries, interacting with our clients' customers in 47 languages. Stream's complementary client portfolio diversified Convergys' client base through the addition of leading technology, communications and other clients. Stream operating results are included in Convergys' Consolidated Statements of Income beginning March 3, 2014. Stream contributed revenue of $239.4 and $85.6 during the first quarter of 2015 and 2014, respectively.
Agent-related revenues, which accounted for approximately 95% of revenues for the three months ended March 31, 2015, are typically recognized as the services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. Remaining revenues are derived from the sale of premise-based and hosted automated self-care and technology solutions and provision of professional services. Revenues from the sale of these solutions and provision of services are typically recognized as the services are provided over the duration of the contract using contractual rates.
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

FORWARD-LOOKING STATEMENTS

This report contains statements, estimates, or projections that constitute “forward-looking statements” as defined under U.S. federal securities laws. In some cases, one can identify forward looking statements by terminology such as “will,” “expect,” “estimate,” “think,” “forecast,” “guidance,” “outlook,” “plan,” “lead,” “project” or other comparable terminology. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks include, but are not limited to: (i) the loss of a significant client or significant business from a client; (ii) the future financial performance of major industries that we serve; (iii) our failure to successfully acquire and integrate businesses; (iv) our inability to protect personally identifiable data against unauthorized access or unintended release; (v) our inability to maintain and upgrade our technology and network equipment in a timely manner; (vi) international business and political risks, including economic weakness and operational disruption as a result of natural events, political unrest, war, terrorist attacks or other civil disruption; (vii) the effects of foreign currency exchange rate fluctuations; (viii) the failure to meet expectations regarding the tax treatment of acquired or divested businesses; (ix) adverse effects of litigation and other commitments and contingencies; and (x) those factors contained in our periodic reports filed with the SEC, included in the “Risk Factors” section of our most recent Annual Report on Form 10-K. The forward-looking information in this document is given as of the date of the particular statement and we assume no duty to update this information. Our filings and other important information are also available on the investor relations page of our web site at www.convergys.com.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended
	March 31,
	2015	2014	Change	%
Revenues:
Communications	$397.6	$339.5	$58.1	17
Technology	150.3	87.8	62.5	71
Financial Services	55.1	50.8	4.3	8
Other	137.5	127.6	9.9	8
Total Revenues	$740.5	$605.7	$134.8	22
Consolidated revenues for the first quarter of 2015 were $740.5, a 22% increase from $605.7 in the same period prior year. Revenue related to the acquired Stream operations, primarily within the communications and technology verticals, totaled $239.4 during the current quarter, compared to $85.6 for the month of March in 2014. Changes in currency exchange rates resulted in reduced revenues of approximately 3% in the current quarter as the U.S. dollar strengthened relative to the euro, British pound, Australian dollar and the Canadian dollar. Revenues from communications clients increased 17% from the first quarter 2014, reflecting contributions from the Stream operations along with volume increases and decreases with existing clients, partially offset by unfavorable currency exchange rate impacts. Revenues from technology clients increased significantly from the first quarter of 2014, reflecting contributions from the Stream operations, volume increases and new programs with existing clients partially offset by unfavorable currency exchange rate impacts. Revenues from financial services clients increased 8% from the first quarter of 2014, due to volume increases and new clients, offset by program completions. Other revenues, which are comprised of clients outside the Company's three largest industries, increased 8% from the first quarter of 2014. This increase is attributable to contributions from the Stream operations, volume increases, new clients and new programs with existing clients, partially offset by a program completion with one client and unfavorable currency exchange rate impacts.

Operating Costs and Expenses

	Three Months Ended
	March 31,
	2015	2014	Change	%
Operating Costs:
Cost of providing services and products sold	$472.4	$380.1	$92.3	24
Selling, general and administrative	170.0	145.0	25.0	17
Research and development costs	1.8	1.9	(0.1)	(5)
Depreciation	36.6	26.5	10.1	38
Amortization	7.0	3.4	3.6	NM
Restructuring	1.0	1.7	(0.7)	(41)
Transaction and integration Costs	2.5	25.1	(22.6)	(90)
Total costs and expenses	$691.3	$583.7	$107.6	18
Total operating costs and expenses for the first quarter of 2015 of $691.3 increased 18% from $583.7 in the same period in the prior year. Operating costs associated with the acquired Stream operations totaled $230.6 during the current quarter, compared to $84.3 for the month of March in 2014. Changes in currency exchange rates resulted in reduced operating costs and expenses of approximately 3% in the current quarter. Total operating costs and expenses for the three months ended March 31, 2015 and 2014 also include charges for transaction and integration related expenses of $2.5 and $25.1, respectively, associated with the acquisition of Stream.
As a percentage of revenues, the cost of providing services and products sold was 63.8% in the first quarter of 2015 compared to 62.8% in the prior year period, primarily as a result of the timing of certain program implementations, as well as changes in the mix of geographies where services are provided. Selling, general and administrative expenses of $170.0 in the first quarter of 2015 increased $25.0 from the prior year period, primarily resulting from the inclusion of Stream results for the full quarter in 2015 compared to the month of March in 2014. As a percentage of revenues, selling, general, and administrative cost was 23.0% compared to 23.9% in the prior year. Depreciation expense of $36.6 increased $10.1 from the prior year, while amortization expense of $7.0 increased $3.6. These increases primarily resulted from the acquired property and equipment and intangible assets from the Stream acquisition, which were recorded at fair value as of the acquisition date.

Operating Income and Adjusted Operating Income (a non-GAAP measure)
In order to assess the underlying operational performance of the continuing operations of the business and to have a basis to compare underlying results to prior and future periods, we provide the non-GAAP measures, Adjusted Operating Income and Adjusted Operating Margin (Adjusted Operating Income divided by Total Revenues), in the table below. For the three months ended March 31, 2015 and 2014, Adjusted Operating Income and Adjusted Operating Margin exclude the following:

•	Transaction expenses of $14.7 for the three months ended March 31, 2014 associated with Convergys' acquisition of Stream. These expenses related to fees paid for third-party consulting services;

•
Integration expenses of $2.5 and $10.4 for the three months ended March 31, 2015 and 2014, respectively, associated with Convergys' integration of the acquired Stream operations. These expenses primarily related to severance expense and fees for third-party consulting services;

•	Amortization of acquired intangible assets of $7.0 and $3.4 for the three months ended March 31, 2015 and 2014, respectively, and;

•	Depreciation of $5.5 and $1.8 for the three months ended March 31, 2015 and 2014, respectively, resulting from the fair value write-up of property and equipment acquired from Stream.
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

	Three Months Ended
	March 31,
	2015	2014	Change	%
Operating Income	$49.2	$22.0	$27.2	NM
Operating Margin	6.6%	3.6%

Depreciation of property & equipment write-up	5.5	1.8	3.7	NM
Amortization of acquired intangible assets	7.0	3.4	3.6	NM
Transaction related expenses	—	14.7	(14.7)	NM
Integration related expenses	2.5	10.4	(7.9)	(76)
Adjusted Operating Income (a non-GAAP measure)	$64.2	$52.3	$11.9	23
Adjusted Operating Margin	8.7%	8.6%
Operating income was $49.2 for the first quarter of 2015 compared to operating income of $22.0 in the prior year. Excluding the impacts of items discussed above, adjusted operating income for the first quarter of 2015 was $64.2 compared to $52.3 in the same period in the prior year. The increase from prior year is primarily due to the inclusion of Stream's operating results, and synergies realized from the integration of the Stream business.

Non-Operating Items

	Three Months Ended
	March 31,
	2015	2014	Change	%
Operating Income	$49.2	$22.0	$27.2	NM
Other income (expense), net	2.8	(1.9)	4.7	NM
Interest expense	(4.6)	(4.0)	(0.6)	15
Income before Income Taxes	$47.4	$16.1	$31.3	NM
Other income increased by $4.7 compared to the same period in prior year primarily due to a $2.0 foreign currency exchange gain in 2015, compared to a foreign currency exchange loss of $2.6 in 2014. Interest expense increased by $0.6 compared to the same period in prior year due to additional expense for the full quarter in 2015 compared to one month of the quarter in 2014, related to the Term Loan that was entered into in connection with the Stream acquisition and increased outstanding borrowings on the Asset Securitization Facility in the current year.

Income Taxes

	Three Months Ended
	March 31,
	2015	2014	Change	%
Income before Income Taxes	$47.4	$16.1	$31.3	NM
Income tax expense	8.1	2.4	5.7	NM
Income from Continuing Operations, net of tax	$39.3	$13.7	$25.6	NM
The effective tax rate on net income from continuing operations was 17.1% for the three months ended March 31, 2015 compared to an effective tax rate of 14.9% in the same period last year. The lower tax rate for the three months ended March 31, 2014 is due to differences in the geographic mix of worldwide income and discrete items, primarily driven by transaction costs incurred during 2014 that did not recur during 2015.

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

•
Tax benefit of $1.5 for the three months ended March 31, 2014 to adjust the deferred tax liability associated with the change in classification for a portion of the undistributed earnings of the Company's foreign earnings that occurred during the fourth quarter of 2013, and;

•
Tax expense of $0.4 for the three months ended March 31, 2014, resulting from the changes in the Company's state rate applicable to deferred tax assets and liabilities. This change in rate resulted from the combination of the Convergys and Stream operations.

We use income from continuing operations, net of tax and earnings per share data excluding the operating charges discussed above and the discrete tax items discussed above for the three months ended March 31, 2015 and 2014, to assess the underlying operational performance of the continuing operations of the business for the year and to have a basis to compare underlying results to prior and future periods. Adjustments for these items are relevant in evaluating the overall performance of the business. Limitations associated with the use of these non-GAAP measures include that these measures do not include all of the amounts associated with our results as determined in accordance with GAAP. Management compensates for these limitations by using the non-GAAP measures, income from continuing operations, net of tax and diluted earnings per share excluding these items, and the GAAP measures, income from continuing operations, net of tax and diluted earnings per share, in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond those described above. These non-GAAP measures should be considered supplemental in nature and should not be construed as being more important than comparable GAAP measures.

	Three Months Ended
	March 31,
	2015	2014	Change	%
Income from Continuing Operations, net of tax	$39.3	$13.7	$25.6	NM
Total operating charges from above, net of tax	10.5	21.4	(10.9)	(51)
Adjustment for state tax rate changes	—	0.4	(0.4)	NM
Tax benefit related to unremitted foreign earnings	—	(1.5)	1.5	NM
Adjusted Income from Continuing Operations, net of tax (a non-GAAP measure)	$49.8	$34.0	$15.8	46

Diluted Earnings Per Common Share:
Continuing operations	$0.37	$0.13	$0.24	NM
Impact of net charges above included in continuing operations, net of tax	0.10	0.19	(0.09)	(47)
Adjusted diluted earnings per common share from continuing operations (a non-GAAP measure)	$0.47	$0.32	$0.15	47
Income from continuing operations, net of tax for the first quarter of 2015 was $39.3 compared to $13.7 for the same period in 2014, while income from continuing operations per diluted share for the first quarter in 2015 was $0.37 compared to $0.13 for the same period in 2014. Excluding the items discussed above, adjusted income from continuing operations, net of tax for the first quarter of 2015 was $49.8, or $0.47 per diluted share, compared to $34.0, or $0.32 per diluted share for the same period in 2014.

Results of Discontinued Operations, Results of Discontinued Operations per Diluted Share, Net Income and Net Income per Diluted Share

	Three Months Ended
	March 31,
	2015	2014	Change	%
Income from Continuing Operations, net of tax	$39.3	$13.7	$25.6	NM
Income from discontinued operations, net of tax expense of $0.1 and $0.2, for the three months ended March 31, 2015 and 2014, respectively.	0.1	0.5	(0.4)	(80)
Net Income	$39.4	$14.2	$25.2	NM

Diluted Earnings per Common Share:
Continuing operations	$0.37	$0.13	$0.24	NM
Discontinued operations	—	—	—	NM
Net Diluted Earnings per Common Share	$0.37	$0.13	$0.24	NM
First quarter 2015 results from discontinued operations include a gain of $0.1, net of tax, compared to a gain of $0.5, net of tax, in the first quarter of 2014. Activity in both periods related to the settlement or adjustment of certain contingencies and tax positions related to the sale of the Information Management business.
Including the results of discontinued operations, first quarter 2015 net income and diluted earnings per share were $39.4 and $0.37, respectively, compared with $14.2 and $0.13, respectively, in the first quarter of 2014.

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

	Three Months Ended March 31,
	2015	2014
Income from Continuing Operations, net of tax under U.S. GAAP	$39.3	$13.7
Depreciation and Amortization	43.6	29.9
Interest expense	4.6	4.0
Income tax expense	8.1	2.4
EBITDA (a non-GAAP measure)	95.6	50.0
Transaction related expenses	—	14.7
Integration related expenses	2.5	10.4
Adjusted EBITDA (a non-GAAP measure)	$98.1	$75.1
EBITDA Margin	12.9%	8.3%
Adjusted EBITDA Margin	13.2%	12.4%

RESTRUCTURING CHARGES

2015 Restructuring

During 2015, the Company recorded a severance charge of $1.0. This charge was related to actions initiated to continue the Company's efforts to refine its operating model and reduce costs. The severance charges are included in Restructuring charges on the Consolidated Statements of Income and are expected to be substantially paid in cash by March 31, 2016. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Company's Consolidated Balance Sheet, was $1.0 as of March 31, 2015.

The Company also recorded restructuring expenses of $0.3 during the quarter related to the integration of Stream. These amounts are included in Transaction and integration costs in the Consolidated Statements of Income and are expected to be substantially paid in cash by March 31, 2016. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Company's Consolidated Balance Sheets, was $0.3 as of March 31, 2015

2014 Restructuring

During 2014, the Company recorded severance charges of $11.0 related to the elimination of certain redundant executive and non-executive positions as a result of the Company's integration of the Stream business. These amounts are included in Transaction and integration costs in the Consolidated Statements of Income and are expected to be substantially paid in cash by June 30, 2015. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Company's Consolidated Balance Sheets, was $1.3 as of March 31, 2015 compared to $2.6 as of December 31, 2014.
During 2014, the Company also recorded a severance charge of $1.7 related to restructuring actions impacting approximately 400 employees. These actions were initiated to continue the Company's efforts to refine its operating model and reduce costs. The severance charges are included in Restructuring charges on the Consolidated Statement of Income and are expected to be substantially paid in cash by June 30, 2015. The total remaining liability under this severance-related restructuring plan, which is included in Payables and other current liabilities in the Consolidated Balance Sheets, was $0.8 as of March 31, 2015 compared to $1.3 as of December 31, 2014.
Savings from Restructuring Actions
The 2015 and 2014 severance actions resulted in cost reductions of approximately $1 and $20, respectively, on an annualized basis. The impact of these benefits is spread across our operating expenses, primarily selling, general and administrative expense. The severance actions also resulted in cash savings of approximately $1 and $17, respectively, on an annualized basis. The impact on liquidity was not material for either plan.

CLIENT CONCENTRATION

During the first three months of 2015, our three largest clients accounted for 29.2% of our revenues, compared to 38.0% in the same period of 2014. Our largest client, AT&T, accounted for 13.4% of revenues in the first three months of 2015 as compared to 18.2% of revenue in the same period in the prior year. Revenues from DIRECTV were less than 10% of our consolidated revenues for the first three months of 2015, compared to 10.4% in the same period of 2014. This reduction in client concentration is principally the result of the broader revenue base resulting from the Stream acquisition. Volumes under certain of our long-term arrangements are earned under multiple contracts with these clients and are subject to variation based on, among other things, general economic conditions, client outsourcing trends and seasonal patterns in our clients' businesses.

BUSINESS OUTLOOK
Convergys expectations for EBITDA, EPS and constant currency revenue are unchanged from prior guidance. Due to the negative impact of the strengthened US dollar against the euro, British pound, Australian dollar and Canadian dollar, the Company’s expectation for reported revenue has changed. As a result, Convergys now expects:
•Revenue of $2.950 billion to $3.030 billion, including approximately $0.065 billion negative impact of foreign exchange rates compared with 2014 rates, changed from the approximately $0.045 billion negative impact included in prior guidance;
•Adjusted EBITDA of $375 million to $395 million, unchanged from prior guidance;
•Adjusted effective tax rate to approximate 23 percent, unchanged from prior guidance;
•Diluted shares outstanding to approximate 105 million, reduced from prior guidance of 106 million shares;
•Adjusted Earnings per Diluted Common Share of $1.65 to $1.75, unchanged from prior guidance.
The Company expects seasonal negative impacts on revenue, EBITDA and EPS in the second quarter of 2015 with sequential improvement in quarterly results beginning in the third quarter.
Not included in this outlook are acquisition-related impacts such as integration costs, intangible amortization and depreciation related to the fair value write-up of acquired property and equipment, and tax expense associated with cash repatriation. Also not included are impacts from future currency movements, non-cash pension settlement charges or any future share repurchase activities.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Cash Flows
We believe that we have adequate liquidity from cash and expected future operating cash flows to fund ongoing operations, invest in the business, make required debt payments and pay dividends at the discretion of the Board of Directors for the next twelve months.
Cash flows from operating activities generally provide us with a significant source of funding for our investing and financing activities. Cash flows from operating activities totaled $65.1 in the first three months of 2015 compared to $15.7 in the same period last year. The current quarter was negatively impacted by $4.5 of payments for transaction and integration related expenses. The prior year quarter was negatively impacted by $27.4 of tax payments related to the repatriation of non-U.S. cash, $22.0 of payments for transaction and integration related expenses and $15.0 used to fund an escrow account for ultimate settlement of working capital associated with the Stream acquisition. Excluding these items, cash flows provided by operating activities totaled $69.6 and $80.1 for the three months ended March 31, 2015 and 2014, respectively. This decrease is primarily due to a $20.0 contribution to the Company's Cash Balance Plan during 2015.
Cash flows used in investing activities were $28.6 during the first three months of 2015, resulting from capital expenditures during that period. Cash flows used in investing activities were $760.9 during the first three months of 2014, which included cash outflows of $804.5 (net of cash acquired) for the purchase of Stream's operations and $18.3 of capital expenditures, partially offset by $61.9 in proceeds from the maturity of short-term investments.
Cash flows used in financing activities were $3.2 during the first three months of 2015 compared to $346.6 of cash flows provided by financing activities during the first three months of 2014. Activity in the current year included repayments of other long-term debt of $2.3 and net proceeds from the Asset Securitization Facility of $23.0. Additionally, we settled in cash the repurchase of 0.8 of the Company's common shares for $17.2, including $0.9 of shares repurchased but not settled prior to December 31, 2014 and excluding $0.8 of shares repurchased in the first quarter that had not settled as of March 31, 2015. We also paid $7.0 in cash dividends and received $0.4 of excess tax benefits from share-based payment arrangements and $0.8 from the exercise of stock options. During the first three months of 2014, we had debt proceeds of $344.9, related to the Term Loan associated with the new Credit Agreement entered into in connection with the acquisition of Stream and repayments of other long-term debt of $2.3. Additionally, we paid $2.0 of debt issuance costs and $6.0 in cash dividends. We also had net proceeds from the Asset Securitization Facility of $10.0, received $1.9 of excess tax benefits from share-based payment arrangements and $0.1 from the exercise of stock options.

We use free cash flow and adjusted free cash flow, non-GAAP measures, to assess the financial performance of the Company. We define free cash flow as cash flows from operating activities less capital expenditures. A reconciliation of the GAAP measure, net cash provided by operating activities, to the non-GAAP measures, free cash flow and adjusted free cash flow, is as follows:

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities under U.S. GAAP	$65.1	$15.7
Capital expenditures	(28.6)	(18.3)
Free cash flow (a non-GAAP measure)	36.5	(2.6)
Stream acquisition - cash paid for transaction and integration related expenses (A)	4.5	22.0
Stream acquisition - cash received from escrow associated with the working capital settlement (A)	—	15.0
Cash paid for taxes related to repatriation of non-U.S. cash to partially fund the Stream acquisition (A)	—	27.4
Adjusted free cash flow (a non-GAAP measure)	$41.0	$61.8

(A)	Because these payments were associated with investment activity, we have excluded these amounts from our adjusted free cash flow calculation.
Adjusted free cash flow was $41.0 for the three months ended March 31, 2015, compared to $61.8 for the same period in 2014. The decrease of $20.8 from the prior year resulted from the $20.0 contribution to the Company's Cash Balance Plan and increased capital expenditures in 2015, partially offset by improved cash flows from operations.
We believe that free cash flow and adjusted free cash flow are useful to investors because they relate the operating cash flow of the Company to the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow and adjusted free cash flow provide an indication of the ongoing cash that is available for debt repayment, returning capital to shareholders and other opportunities. We also believe the presentation of these measures will enhance the investors' ability to analyze trends in the business and evaluate the Company's underlying performance relative to other companies in the industry. Limitations associated with the use of free cash flow and adjusted free cash flow include that they do not represent the residual cash flow available for discretionary expenditures as they do not incorporate certain cash payments including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by utilizing the non-GAAP measures, free cash flow and adjusted free cash flow, and the GAAP measure, cash flows from operating activities, in its evaluation of performance. There are no material purposes for which we use these non-GAAP measures beyond the purposes described above.
Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments
At March 31, 2015, total capitalization was $1,682.2, consisting of $397.0 of short-term and long-term debt, $1,221.2 of equity and $64.0 of temporary equity associated with the convertible debentures conversion feature. The total debt-to-capital ratio was 23.6% at March 31, 2015, compared to 22.5% at December 31, 2014. This increase primarily resulted from an increase in total debt related to the increase in the Company's Asset Securitization Facility.
On February 28, 2014, the Company entered into a Credit Agreement establishing an unsecured credit facility in the aggregate amount of $650.0 (Credit Agreement). In connection with entering into the Credit Agreement, Convergys terminated the $300.0 Four-Year Competitive Advance and Revolving Credit Facility Agreement dated March 11, 2011 (the 2011 Credit Facility). The Credit Agreement consists of term loans (the Term Loan) in the aggregate amount of $350.0, and a revolving credit facility (the Revolving Credit Facility) in the amount of $300.0. The Company recorded the initial carrying amount of the Term Loan at $344.9, reflecting a discount of $5.1 resulting from fees paid directly to the lender at issuance. The discount will be amortized over the life of the Term Loan using the effective interest rate method (2.3% as of March 31, 2015), and is included in interest expense in the Consolidated Statements of Income. The conditions for the funding of the Term Loan and the Revolving Credit Facility were satisfied on March 3, 2014. Both mature on March 3, 2019, unless extended pursuant to the terms of the Credit Agreement. Outstanding amounts bear interest at one of the rates described in the Credit Agreement. During 2014, voluntary Term Loan principal payments of $85.0 were made by the Company. The next required principal payment is due September 30, 2017. While amounts borrowed and repaid under the Revolving Credit Facility may be re-borrowed, amounts repaid under the Term Loan may not be borrowed again under the Credit Agreement. Total borrowing capacity remaining under the Revolving Credit Facility was $300.0, with $265.0 outstanding principal on the Term Loan as of March 31, 2015. The Credit Agreement contains certain affirmative and negative covenants, as well as other terms and conditions that are customary for credit facilities of this type, including financial covenants for leverage and interest coverage ratios. The Company was in compliance with all covenants at March 31, 2015.

During 2009, Convergys issued a total of $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) in exchange for $122.5 of 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009, pursuant to an exchange offer. The entire balance of the 2029 Convertible Debentures was outstanding and convertible at the option of the holders as of March 31, 2015 and December 31, 2014.
During January 2014, the Company extended the terms of an asset securitization facility collateralized by accounts receivable of certain of the Company's subsidiaries, with a purchase limit of $150.0 expiring in January 2017. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. On March 13, 2015, the Company entered into an amendment to the Company's existing asset securitization facility to adjust the maximum Debt-to-EBITDA ratio permitted under the terms of the facility. As of March 31, 2015 and December 31, 2014, Convergys had drawn $63.0 and $40.0, respectively, in available funding from qualified receivables. Amounts have been classified under this facility as long-term debt within the Consolidated Balance Sheets.

We repurchased 0.9 of our common shares during the three months ended March 31, 2015, at an average price of $21.04 per share for a total of $18.0 under current authorizations approved by the Company's Board of Directors. Based upon timing of the transactions, $0.8 of shares repurchased had not settled as of March 31, 2015. These shares are excluded from outstanding shares at the end of the current quarter and will be settled in cash during the second quarter of 2015. The timing and terms of any future purchases depend on a number of considerations including market conditions and our liquidity. In February 2013, our Board of Directors approved an increase in remaining authorized share repurchases to $250.0 in the aggregate. At March 31, 2015, the Company had the authority to repurchase an additional $69.1 pursuant to current authorizations. We also repurchased 0.3 shares at an average price of $23.01 for aggregate proceeds of $6.6 subsequent to March 31, 2015 through May 5, 2015.
At March 31, 2015, we had outstanding letters of credit of $25.6 and other bond obligations of $2.7 related to performance and payment guarantees. We believe that any guarantee obligation that may arise will not be material. We also have purchase commitments with telecommunications providers of $11.5 for the remainder of 2015.
At March 31, 2015, we had outstanding performance bond obligations of $30.0 related to performance and payment guarantees for the Company’s former HR Management line of business. Subsequent to completion of the sale of the HR Management business, the Company continues to be responsible for these bond obligations. As part of the gain on disposition we recognized a liability equal to the present value of probability weighted cash flows of potential outcomes. Although the buyer is obligated to indemnify us for any and all losses, costs, liabilities and expenses incurred related to this performance bond, as of March 31, 2015 we maintain a liability of $0.4 for this obligation. The Company's guarantee for this bond obligation expires in August 2016.
We have unrecognized tax benefits of $59.0. It is reasonably possible that these tax benefits will decrease between approximately $15 and $30 in the next twelve months based upon the resolution of audits; however, actual developments in this area could differ from those currently expected.
During 2014 and 2015, the Company has paid the following Board-approved dividends per common share:

Announcement Date	Record Date	Dividend Amount	Payment Date
November 6, 2013	December 27, 2013	$0.06	January 10, 2014
February 5, 2014	March 21, 2014	$0.06	April 4, 2014
May 12, 2014	June 19, 2014	$0.07	July 3, 2014
August 11, 2014	September 19, 2014	$0.07	October 3, 2014
November 5, 2014	December 26, 2014	$0.07	January 9, 2015
February 18, 2015	March 20, 2015	$0.07	April 3, 2015
On May 5, 2015, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.08 per common share to be paid on July 2, 2015 to shareholders of record as of June 18, 2015.
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
Interest Rate Risk
Convergys had $328.0 of variable rate debt outstanding as of March 31, 2015, associated with the Term Loan and Asset Securitization Facility. Therefore, Convergys is exposed to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in annual interest expense of approximately $3.3.
Foreign Currency Exchange Rate Risk
While most of our contracts are priced in U.S. dollars, approximately 18% of our revenue relates to contracts that are denominated in Australian dollars, British pounds, euros and Canadian dollar. A significant increase in the value of the U.S. dollar relative to these currencies may have a material impact on the value of those revenues when translated to U.S. dollars.
We serve many of our U.S.-based clients using contact center capacity in various countries such as the Philippines, India, Canada, China, Malaysia, Costa Rica, Colombia, Dominican Republic, El Salvador, Nicaragua and Honduras. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to deliver services under these contracts are denominated in the local currency of the country where services are provided, which represents a foreign exchange exposure. As of March 31, 2015, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in these foreign currencies by entering into forward contracts with several financial institutions to acquire a total of PHP 39,036.0 at a fixed price of $883.2 at various dates through December 2017, INR 9,731.0 at a fixed price of $146.3 at various dates through December 2017 and CAD 32.9 at a fixed price of $27.4 at various dates through December 2016. The fair value of these derivative instruments as of March 31, 2015 is presented in Note 11 of the Notes to Consolidated Financial Statements. The potential loss in fair value at March 31, 2015 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $105.7. This loss would be mitigated by corresponding gains on the underlying exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into forward exchange contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of March 31, 2015, the fair value of these derivatives not designated as hedges was a $0.8 payable.
Critical Accounting Policies and Estimates
See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report for the year ended December 31, 2014 on Form 10-K for a discussion of our critical accounting policies and estimates.
There have been no material changes to our critical accounting policies and estimates in 2015.

ITEM 4.     CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer evaluated, together with the Company’s General Counsel, Chief Accounting Officer and other key employees, the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the quarter ended March 31, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report such that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

ITEM 1A.     RISK FACTORS

See “ITEM 1A. Risk Factors” in our annual report for the year ended December 31, 2014 on Form 10-K for a discussion of our risk factors. There have been no material changes to our risk factors in 2015.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the first quarter of 2015 or from March 31, 2015 through the date of filing this report. We repurchased the following common shares during the three months ended March 31, 2015, as summarized in the following table:

	Shares Repurchased	Average price per share
January 2015	311,479	$19.80
February 2015	250,556	21.11
March 2015	293,242	22.30
Total	855,277	$21.04
At March 31, 2015, the Company remained authorized to repurchase up to an incremental $69.1 of outstanding shares. The timing and terms of any future purchases depend on a number of considerations including market conditions and our liquidity.

ITEM 6.     EXHIBITS

(a)	Exhibits.
The following are filed as Exhibits to Part II of this Form 10-Q:

Exhibit Number
2.1	Agreement and Plan of Merger, dated January 6, 2014. (Incorporated by reference from Exhibit 2.1 to Form 8-K filed on January 7, 2014.)

3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3.1 to Form 10-Q filed on May 5, 2010.)

3.2	Amended and Restated Code of Regulations of the Company. (Incorporated by reference from Exhibit 3.1 to Form 8-K filed on May 2, 2011.)

10.1	Form of Performance Restricted Stock Unit Award Agreement. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on January 28, 2015.)

10.2	Form of Time-Based Restricted Stock Unit Award Agreement. (Incorporated by reference from Exhibit 10.2 to Form 8-K filed on January 28, 2015.)
10.3	Amendment No. 7 to Receivables Purchase Agreement dated as of March 13, 2015. (Incorporated by reference from Exhibit 10.1 to Form 8-K on March 16, 2015.)

21	Subsidiaries of the Company.

31.1	Rule 13a - 14(a) Certification by Chief Executive Officer.

31.2	Rule 13a - 14(a) Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 5, 2015, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements.

ITEMS 3, 4 and 5 Are Not Applicable and Have Been Omitted

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convergys Corporation

Date:	May 5, 2015	/s/ Andre S. Valentine
Andre S. Valentine
Chief Financial Officer