Form 10-K
period 2015-12-31
CONVERGYS CORP
filed 2016-02-23
CIK 1062047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
________________________________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2015
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                     Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                 Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐
    Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The aggregate market value of the voting shares held by non-affiliates of the registrant was $2,505,101,708, computed by reference to the closing sale price of the stock on the New York Stock Exchange on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.
At January 31, 2016, there were 96,585,169 common shares outstanding, excluding amounts held in treasury of 93,804,496.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 14, 2016 are incorporated by reference into Part III of this report.

Convergys Corporation 2015 Annual Report 1

SAFE HARBOR STATEMENT

Private Securities
Litigation Reform Act of 1995
Safe Harbor Cautionary Statement

This report and the documents incorporated by reference herein contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on the current expectations, estimates and projections of Convergys Corporation (we, the Company or Convergys). Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements and may be identified by words such as “believes,” “expects,” “intends,” “could,” “should,” “will,” “plans,” “anticipates” and other similar words. These statements discuss our projections and expectations and actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company has no current intention to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Important factors that may affect these forward-looking statements include, but are not limited to: the future financial performance of our largest clients and the major industries that we serve, including global communications, technology and financial services; contractual provisions that may limit our profitability or enable our clients to reduce or terminate services; the loss of a significant client or significant business from a client; our failure to successfully acquire and integrate businesses; our inability to protect proprietary or personally identifiable data against unauthorized access or unintended release; our inability to maintain and upgrade our technology and network equipment in a timely and cost effective manner; international business and political risks, including economic weakness and operational disruption as a result of natural events, political unrest, war, terrorist attacks or other civil disruption; the effects of foreign currency exchange rate fluctuations, including the adverse impact of a strengthening U.S. dollar relative to the Australian dollar, the British pound and the euro; the failure to meet expectations regarding our future tax liabilities or the unfavorable resolution of tax contingencies; the adverse effects of regulatory requirements, investigative and legal actions, and other commitments and contingencies; our inability to effectively manage our contact center capacity; volatility in financial markets, including fluctuations in interest or exchange rates; and other risks that are described under “Risk Factors” in Part I, Item 1A of this report. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

PART I

ITEM 1. BUSINESS

OVERVIEW

Convergys Corporation is a global leader in customer management, focused on bringing value to our clients through every customer interaction. Convergys has 130,000 employees working in more than 150 locations in 31 countries, interacting with our clients’ customers in 58 languages. In order to help our clients serve their customers, we operate over 130 contact centers in 31 countries. As the second-largest global provider in our industry, Convergys has a history of commitment and dedication to excellence in serving many of the world’s largest brands. Our business model allows us to deliver consistent, quality service, at the scale and in the geographies and channels that meet our clients’ business needs and proactively partner to solve client business challenges through our account management model. We leverage our geographic footprint and comprehensive capabilities to help leading companies create quality customer experiences across multiple interaction channels, such as voice, chat, email and interactive voice response, while increasing revenue and reducing their cost to serve. We are a well-capitalized leader in our market and are able to invest in the services, technology, and analytics that matter to our clients and their customers.

Acquisition of Stream
On March 3, 2014, Convergys completed its acquisition of SGS Holdings, Inc. (Stream), a global leader in customer management, providing technical support, customer care and sales, for Fortune 1000 companies. This acquisition expanded the Company’s geographic footprint and capabilities and added approximately 40,000 employees in 22 countries. Stream’s complementary client portfolio further diversified Convergys’ client base through the addition of leading technology, communications and other clients. Our acquisition of Stream is more fully described in Note 3 of the Notes to Consolidated Financial Statements.

OUR BUSINESS

Convergys Corporation 2015 Annual Report 2

Our talented, highly trained and dedicated teams serve leading brands across industries including communications and media, technology, financial services, retail and healthcare. Convergys strives to deliver world-class customer experiences each and every day. We understand that our clients have individual business needs and that customer interactions in an increasingly multi-channel environment can be complicated. Our role is to solve the complexities and deliver unparalleled customer experiences on behalf of our clients.

We believe our clients benefit from our worldwide workforce located in key geographies throughout the world, including the United States, Canada, the Philippines, India, Malaysia, China, Indonesia, Australia, the U.K., France, Tunisia, Egypt, Bulgaria and other countries throughout the EMEA (Europe, the Middle East and Africa) region, Costa Rica, Colombia, Dominican Republic, El Salvador, Nicaragua and Honduras. The Stream acquisition expanded the Company’s presence in North America, Latin America, and the Philippines. Most notably, the acquisition increased Convergys’ presence in EMEA by adding Stream’s sites across Europe, as well as multiple sites in North Africa. As a result of this combination, Convergys further diversified its client base and enhanced its ability to offer a wider range of customer transactions in a more cost effective manner from multiple geographies, at scale. The geographic information included in Note 17 of the Notes to Consolidated Financial Statements is incorporated by reference in this Item 1.

Our 30+ years of experience and unique mix of agents, analytics and technology allow us to support our clients as they balance their priorities to grow revenue, improve customer satisfaction, and reduce costs. Our agents provide a full range of contact center services delivered via phone, email and chat. We provide solutions across the customer lifecycle, including:

•	Sales

•	Customer Service

•	Technical Support

•	Customer Retention

•	Collections

Our innovative omni-channel contact center technology solutions include:

•	Multichannel Interaction Solutions (Intelligent Self-Service, Voice, Chat, Email, and Knowledge Management)

•	Cross-Channel Integration Framework

•	Real-Time Decisioning Engine

•	Intelligent Notifications

•	Campaign Management

•	Personalized Care

•	Personalized Selling

•	Agent Productivity

•	Retention

We have a dedicated team of professionals to deliver data-driven insights to improve the customer experience through analytics and consulting solutions, including:

•	Post-Contact Surveys

•	Relational Loyalty Research

•	Customer Segmentation and Profiling

•	Call Elimination Analysis

•	Analysis of Customer Effort

•	Digital Channel Optimization

•	Integrated Contact Center Analytics

STRATEGY

Our strategy is to build on our leading position in a large global market by investing in what matters most to our clients and leveraging our strong financial position to drive sustainable growth and value creation for our shareholders.
Build on a Leading Market Position to Grow With Loyal and Expanding Client Base
The Company’s primary focus is on growth with multinational corporations and other large companies in the communications and media, financial services, technology, healthcare, retail and other vertical markets. Convergys will continue to compete for

Convergys Corporation 2015 Annual Report 3

additional market share in the global customer management market by expanding with existing clients and further penetrating under-served verticals through pursuit of new clients.
Capitalize on Industry Trends by Investing in Quality, Capability and Clients
We believe we are well-positioned to benefit from several trends in the Customer Management industry, including increasing customer contact complexity, demand for full life-cycle services, vendor consolidation and global delivery. To capitalize on these trends, the Company invests in a combination of global quality delivery, comprehensive solutions, and close client engagement.
Increasing Customer Contact Complexity
As technology becomes more pervasive, customer contact to troubleshoot this technology becomes increasingly complex and difficult to resolve. Convergys invests in its global operating model to attract and retain the right talent that is trained and supported by the right tools to handle these complex customer contacts in a quality manner, at scale, regardless of location.
Full Lifecycle Services
Client strategies for customer service change rapidly. Increasingly, clients want business partners that offer a breadth and depth of capabilities and the flexibility to make rapid adjustments to the services they provide to their customers. To meet these changing client needs, Convergys invests in services, technology and analytics solutions that support the full life-cycle of contact types, including sales, customer service, technical support, customer retention and collections.
Vendor Consolidation
Increasingly, clients seek to drive efficiencies and a consistent customer experience by concentrating outsourced operations with a smaller number of strategic partners. Convergys invests in account management to ensure close client engagement to better understand unique client needs. We have also invested in a breadth of capabilities and delivery geographies to enable us to win additional market share as clients attempt to consolidate their volume with fewer vendors.
Global Delivery
Clients demand contact center services from multiple geographies. Convergys invests in global capacity to provide the right services, including language support, to better serve customers and drive the quality delivery and value our clients demand around the world.
Leverage Financial Strength to Invest in Strategic Growth, Return Capital to Investors
Convergys historically has demonstrated an ability to generate strong operating cash flow, which allows it to both invest in strategic growth and return capital to investors. The Company has followed and expects to continue to follow a disciplined capital deployment strategy through selective pursuit of acquisitions, focusing on diversity of clients, capabilities and countries, and the return of capital to investors through share repurchases and a quarterly dividend.
Additional Company Information

Convergys was formed as an Ohio corporation in 1998. The Company maintains an internet website at www.convergys.com. Information about the Company is available on the website, free of charge, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The Company’s website and the information contained therein are not incorporated by reference into this annual report. You may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F Street NE, Washington, DC 20549. The public may obtain information about the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company has a Code of Business Conduct that applies to all employees as well as our Board of Directors; a Financial Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and certain other senior officers; and Governance Principles for our Board of Directors.

Convergys Corporation 2015 Annual Report 4

The Code of Business Conduct, Financial Code of Ethics and Governance Principles, as well as the charters for the Audit Committee, Compensation and Benefits Committee, and Governance and Nominating Committee of our Board of Directors, are posted on the Corporate Governance page of our website at www.convergys.com. The Company will post on our website any amendments to, or waivers of, the Code of Business Conduct and Financial Code of Ethics. Copies of these documents also will be provided free of charge upon written request directed to Investor Relations, Convergys Corporation, 201 East Fourth Street, Cincinnati, Ohio 45202.

CLIENTS

We derive significant revenues from AT&T Inc. (AT&T), our largest client. Revenues from AT&T (including DIRECTV Group, Inc. in all years) were 21.3%, 23.7% and 33.4% of our consolidated revenues for 2015, 2014 and 2013, respectively. Revenues from Comcast Corporation (Comcast) accounted for less than 10% of our revenue for 2015 and 2014 and 12.4% of our revenue for 2013. No other client accounted for more than 10% of our consolidated revenues for 2015, 2014 or 2013. Volumes with individual clients are often earned under multiple contracts and are subject to variation based on, among other things, general economic conditions, client outsourcing trends and seasonal patterns in our clients’ businesses.

We focus on developing long-term, strategic relationships with large companies in customer-intensive industries. We focus on these types of clients because of the complexity of services required, the anticipated growth of their market segments and their increasing need for more cost-effective customer management services.

OPERATIONS

We operate over 130 contact centers averaging approximately 66,000 square feet per center. We have approximately 92,900 production workstations and provide service 24 hours a day, 365 days a year. Our workforce is located throughout the world, including the United States, Canada, the Philippines, Malaysia, India, China, Indonesia, Costa Rica, Colombia, Dominican Republic, El Salvador, Nicaragua, Honduras, Australia, the U.K., France, Tunisia, Egypt, Bulgaria and other countries throughout EMEA. Our global operating model seeks to deliver a consistent customer experience regardless of where the service is provided. We establish new contact centers as needed to accommodate anticipated growth in business or in response to a specific customer need.

Our contact centers can employ a broad range of technology, including digital switching, intelligent call routing and tracking, proprietary workforce management systems, case management tools, proprietary software systems, computer telephony integration, interactive voice response, advanced speech recognition, web-based tools and relational database management systems. Our use of technology enables us to improve our voice, chat, web and e-mail handling and personnel scheduling, thereby increasing our efficiency and enhancing the quality of the services we deliver to our clients and their customers. We are able to respond to changes in client call volumes and manage call volume traffic based on agent availability. Additionally, we can use this technology to collect information concerning the contacts, including number, response time, duration and results of the contact and report the information to the client on a periodic basis for purposes of monitoring quality of service and accuracy of the related billing.

We operate a distributed data processing environment that can integrate call center data servers and databases with two primary data centers in Orlando, Florida and Cincinnati, Ohio, comprising, in total, approximately 90,000 square feet of space. Our technologically advanced data centers provide 24 hours a day, 365 days a year availability (with redundant power and communication feeds and emergency power back-up) and are designed to withstand most natural disasters.

The capacity of our data center and contact center operations, coupled with the scalability of our customer management solutions, enable us to meet the changing needs of large-scale and rapidly growing companies and government entities. By employing the scale and efficiencies of common application platforms, we can provide client-specific enhancements and modifications without incurring many of the costs of a full custom application, which positions us as a value-added provider of customer support products and services.

TECHNOLOGY, RESEARCH AND DEVELOPMENT

We will continue to emphasize the design, development and deployment of scalable customer management solutions. Our success depends, in part, on the technology we use in the delivery of services to clients. As a result, we continue to invest in the enhancement and development of advanced contact center technology.

Convergys Corporation 2015 Annual Report 5

Our intellectual property consists primarily of business methods and software systems. To protect our proprietary rights, we rely primarily on a combination of U.S. and foreign copyright, trade secret and trademark laws; confidentiality agreements with employees and third parties, and contractual protections contained in licenses and other agreements with consultants, suppliers, strategic partners and clients.

We own 147 patents, which protect certain technology and business methods that we use to manage our internal systems and processes effectively and we believe give us competitive advantages in developing innovative technologies to provide customer management services to our clients. Our existing patents were issued between October 1996 and December 2015 and generally have a life of 20 years. Additional applications for U.S. patents currently are pending.

Our name and logo are protected by their historic use and by trademarks and service marks that are registered or pending in the U.S. Patent and Trademark Office and under the laws of more than 64 foreign countries.

EMPLOYEES

As of December 31, 2015, we employed approximately 130,000 employees in over 150 locations across the globe and in our work-at-home environment. Our clients benefit from our worldwide workforce located in the United States, Australia, Brazil, Bulgaria, Canada, China, Colombia, Costa Rica, Dominican Republic, Egypt, El Salvador, France, Germany, Honduras, India, Indonesia, Ireland, Italy, Malaysia, the Netherlands, Nicaragua, the Philippines, Poland, Singapore, Spain, South Africa, Sweden, Tunisia, the United Arab Emirates and the United Kingdom.

COMPETITION

The market in which we operate is competitive. We compete based on quality of service, breadth and depth of capabilities, scope of geographic reach, and timely and flexible service. Our primary competitors include other customer management companies, such as Atento (ATTO), Sykes Enterprises Inc. (SYKE), Teleperformance (RCF) and TeleTech Holdings Inc. (TTEC). In addition, niche providers or new entrants can enter the market by developing new systems or services that could impact our business.

ITEM 1A. RISK FACTORS

Economic and market conditions in our customers’ industries and changes in our customers’ demand for outsourcing services may adversely affect our business, results of operations and financial condition.
Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. Economic slowdowns in some markets, particularly the United States, may cause reductions in spending by our clients, which may impede our ability to maintain existing business or develop new business and adversely impact our results of operations and financial condition. Our revenues also depend on our clients’ success. If our clients or their programs are unsuccessful, the amount of business that they outsource, the prices that they are willing to pay for outsourcing or the revenues generated by our contracts may decline. A reduction in the amount of business we receive from our clients could result in stranded capacity and costs.
Our revenues also depend, in large part, on the demand for outsourcing services. Outsourcing involves companies contracting with a third party, such as Convergys, to provide customer management services rather than performing such services in-house. There can be no assurance that the current demand for outsourcing will continue or grow, and organizations may elect to perform such services in-house. A significant reduction in the demand for outsourcing services could have a material adverse effect on our financial condition and results of operations.
The terms of our client contracts may limit our profitability or enable our clients to reduce or terminate services that we prefer to continue.
Most of our client contracts do not have minimum volume requirements, and the profitability of each client contract or work order may fluctuate, sometimes significantly, throughout various stages of the program. Certain contracts have performance-related bonus or penalty provisions that require the client to pay us a bonus, or require us to issue the client a credit, based upon our meeting, or failing to meet, agreed-upon service levels and performance metrics. Moreover, although our objective is to sign multi-year agreements, our contracts generally allow the client to terminate the contract for convenience or reduce the amount of our services. There can be no assurance that our clients will not terminate their contracts before their scheduled expiration dates, that the volume of services for these programs will not be reduced, that we will be able to avoid penalties or earn performance bonuses for our services, or that we will be able to terminate unprofitable contracts without incurring significant liabilities. For these

Convergys Corporation 2015 Annual Report 6

reasons, there can be no assurance that our client contracts will be profitable for us or that we will be able to achieve or maintain any particular level of profitability through our client contracts.
We depend on a limited number of clients for a significant portion of our revenue, and the loss of business from one or more of these clients could adversely affect our results of operations.
Our three largest clients collectively represented 35.8% of our revenue in 2015. At any given time, we typically have multiple work orders or contracts with our largest customers. While we would not expect all work orders or contracts to terminate at the same time, the loss of one or more of the larger work orders or contracts with one of our largest clients could adversely affect our business, results of operations and financial condition if the lost revenues are not replaced with profitable revenues from that client or other clients.
Our business is substantially dependent on the global communications industry.
Approximately 53% of our revenue in 2015 was received from customers operating in the global communications industry. At times, this industry has experienced significant fluctuations in growth rates and capital investment, and predicting future performance in this industry is challenging. General economic weakness or a slowdown in the communications industry could result in a loss of business and adversely affect our revenues and earnings. In addition, the communications industry has experienced significant consolidation in recent years. If this consolidation continues, we may lose business from existing clients following a merger or acquisition, as a result of a change in our client’s outsourcing strategy or a reduction in the amount of business given to any one vendor by the client. The loss of business from one or more of our clients could have an adverse effect on our business, results of operations and financial condition if the lost revenues are not replaced with profitable revenues from other clients.

The markets in which we operate include a large number of service providers and are highly competitive.
We operate in highly competitive markets. Many of our competitors are expanding the services they offer in an attempt to gain additional business. In addition, niche providers or new entrants can enter markets by developing new systems or services that could impact our business. New competitors, alliances among competitors or mergers could result in significant market share gain by our competitors, which could have an adverse effect on our revenues.
Some of our competitors may adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services that we offer or develop. Large and well-capitalized competitors may be able to better respond to the need for technological changes faster, price their services more aggressively, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share. Our customers routinely negotiate for better pricing, and we may be required to lower our pricing or extend our payment terms to respond to increased competition and pricing pressures. If our competitors are able to compete more effectively or we are forced to reduce our pricing to respond to competitive pressures, our revenues and profit margin may decline.
Our pursuit of acquisitions to grow our business presents certain risks to our business and operations.
We have made, and in the future may make, acquisitions of or investments in companies, technologies or products in existing, related or new markets. Business combinations, acquisitions and investments, such as our 2014 acquisition of Stream, involve numerous risks that vary depending on the scale and nature of the transaction, including, among other things, that:

•	Management’s attention may be diverted from operational matters;

•	The acquired businesses may fail to meet or exceed expected returns;

•
Our integration of operations, systems, technologies, or employees may be ineffective or cost more than expected and impede our ability to realize anticipated synergies or other benefits or result in business interruptions and deterioration in our employee and customer relationships;

•	We may have difficulty attracting, retaining and motivating employees that are necessary to successfully operate the expanded business;

•	The announcement or consummation of a proposed transaction may have an adverse impact on relationships with third parties, including existing and potential clients;

•	The Company’s credit rating could be downgraded, which could adversely impact our access to and cost of capital;

•	We may use cash on hand or incur additional debt obligations to finance activities associated with a transaction, thereby reducing our available liquidity for general corporate or other purposes;

•
The acquired businesses may be located in regions where we have not historically conducted business and subject us to new operational risks, rules, regulations, employee expectations, customs and practices;

Convergys Corporation 2015 Annual Report 7

•	The management of new, more diverse and more widespread operations, projects and people, and the provision of services to new industries may present challenges;

•	The acquired company’s internal financial controls, disclosure controls and procedures, and anti-corruption, human resource, and other policies or practices may be inadequate or ineffective;

•	The acquisition may expose our business to commitments or liabilities that were unknown or undisclosed by the seller or for which we underestimated our potential liability;

•	We may be unable or fail to appropriately scale critical resources and facilities for the business needs of the expanded enterprise; and

•	We may fail to realize anticipated growth opportunities from the acquisition or existing clients may reduce the volume of services they obtain from the expanded entity following the acquisition.

The occurrence of any one or more of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or several concurrent acquisitions.
Cyberattacks or the improper disclosure or control of personal information could result in liability and harm our reputation, which could adversely affect our business.
Our business is heavily dependent upon information technology networks and systems. Internal or external attacks on those networks and systems could disrupt the normal operations of our call centers and impede our ability to provide critical services to our clients, subjecting us to liability under our contracts and damaging our reputation.
Moreover, our business involves the use, storage and transmission of information about our employees, our clients and customers of our clients. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or customer data, whether through system failure, employee negligence, fraud or misappropriation, along with unauthorized access to or through our information systems or those we develop for clients, whether by our employees or third parties, could result in negative publicity, loss of clients, legal liability and damage to our reputation, business, results of operations and financial condition.
While we take measures to protect the security of, and prevent unauthorized access to, our systems and personal and proprietary information, the security controls for our systems, as well as other security practices we follow, may not prevent improper access to, or disclosure of, personally identifiable or proprietary information. Furthermore, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. In particular, the European Court of Justice recently invalidated the U.S.-EU Safe Harbor Framework regarding data privacy in connection with the transfer of personal data by U.S. companies from the European Economic Area. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, financial condition and results of operations.
Interruption of our data centers and contact centers could have a materially adverse effect on our business.
If we experience a temporary or permanent interruption in our operations at one or more of our data or contact centers, through natural disaster, casualty, operating malfunction, cyberattack, sabotage or other causes, we may be unable to provide the services we are contractually obligated to deliver. Failure to provide contracted services could result in contractual damages or clients’ termination or renegotiation of their contracts. Although we maintain disaster recovery and business continuity plans and precautions to protect our company and our clients from events that could interrupt our delivery of services, there is no guarantee that such plans and precautions will be effective or that any interruption will not be prolonged. Any prolonged interruption in our ability to provide services to our clients for which our plans and precautions fail to adequately protect us could have a material adverse effect on our business, results of operation and financial condition.
We may be unable to effectively and efficiently deliver our services if the technology and network equipment that we rely upon is not appropriately maintained or upgraded.
Our clients, and the services we provide to our clients, are highly dependent upon the persistent availability and uncompromised security of our information technology systems. We utilize and deploy internally-developed and third-party software solutions across various hardware environments. We operate an extensive internal voice and data network that links our global sites together in a multi-hub model that enables the rerouting of voice and data across the network, and we rely on multiple public communication channels for connectivity to our clients. Accordingly, maintenance of, and investment in, technology is critical to the success of our service delivery model.

Convergys Corporation 2015 Annual Report 8

Our systems are subject to the risk of an extended interruption or outage due to many factors, including system failures, acts of nature and cyberattacks from third parties. If the reliability of our technology or our network operations falls below required service levels, or a systemic fault affects the organization broadly, we may be unable to deliver contracted services to our clients. Non-performance could result in contractual performance penalties, damage to our reputation, and the loss of business from existing and potential clients. Any one or more of these consequences could adversely impact our revenue and cash flow.
Defects or errors within software could adversely affect our business.
The software we use to conduct our business is highly complex and may, from time to time, contain design defects, coding errors or other software errors that may be difficult to detect or correct. Design defects, coding errors or other software errors may delay software introductions or operations implementations, reduce the satisfaction level of our clients, impact our operational performance or prevent us from complying with our commercial agreements and may have a materially adverse effect on our business and results of operations.
In addition, because we may use third-party software to support our clients, design defects, coding or other software errors and other potential problems may be outside of our control. Although our commercial agreements may contain provisions designed to limit our exposure to potential claims and liabilities, these provisions may not effectively protect us against claims in all cases and in all jurisdictions. As a result, problems with the software we use may result in financial or other damages to our clients for which we are held responsible or cause damage to our reputation, adversely affecting our business, results of operations and financial condition.
Our business performance and growth plans may be adversely affected if we are unable to effectively manage changes in the application and use of technology.
The use of technology in our industry has and will continue to expand and change rapidly. Our future success depends, in part, upon our ability to develop and implement solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences. Our efforts to gain technological expertise and develop new technologies require us to incur significant expenses. If customer preferences for technology outpace our ability to provide such technologies, we could incur additional costs and our revenue profile and growth plans may be hindered.
In addition, we may be unsuccessful at anticipating or responding to new developments on a timely and cost-effective basis, and our use of technology may differ from accepted practices in the marketplace. If we cannot offer new technologies as quickly or efficiently as our competitors, or if our competitors develop more cost-effective or client-preferred technologies, it could have a material adverse effect on our ability to obtain and complete customer engagements, which could adversely affect our business.
Client consolidations could result in a loss of clients and adversely affect our business.
Many of our clients operate in industries that have experienced a significant level of consolidation. Our clients have been, and may continue to be, participants in consolidations in which they acquire additional businesses or are acquired themselves. Such consolidations may increase our dependence on a more limited number of clients or result in the termination of existing client contracts, which could have an adverse effect on our business, results of operations and financial condition.
Natural events, war, terrorist attacks, other civil disturbances and epidemics could disrupt our operations or lead to economic weakness in the countries in which we operate, resulting in decreased revenues, earnings and cash flow.
Natural events (such as floods and earthquakes), war, terrorist attacks and epidemics of contagious illnesses could disrupt our operations in the United States and abroad and could lead to economic weakness in the countries in which they occur. We have substantial operations in countries - most notably the Philippines - that have experienced severe natural events, such as earthquakes and floods, in the recent past. Such disruptions could cause service interruptions or reduce the quality level of the services that we provide, resulting in the payment of contractual penalties to our clients or our clients’ termination of our services, which could reduce our revenues, earnings and cash flow.
Our revenue and earnings are affected by foreign currency exchange rate fluctuations.
While most of our contracts are priced in U.S. dollars, we recognize a substantial amount of revenue under contracts that are denominated in Australian dollars, British pounds, Canadian dollars and euros. A significant increase in the value of the U.S. dollar relative to these currencies may have a material adverse impact on the value of those revenues when translated to U.S. dollars.
Additionally, we serve an increasing number of our U.S.-based clients using contact center capacity outside of the United States, most notably in the Philippines, India, Latin America, Canada and locations throughout EMEA. Although our contracts with U.S.-

Convergys Corporation 2015 Annual Report 9

based clients are typically priced in U.S. dollars, a substantial portion of our costs to provide services under these contracts are denominated in Philippine pesos, Indian rupees, Canadian dollars, Colombian pesos, Egyptian pounds, Costa Rican colon, Honduran lempira, Nicaraguan cordoba and Dominican pesos. Additionally, we have certain client contracts that are priced in Australian dollars, for which a substantial portion of the costs to deliver services are in other currencies. Although we enter into hedging contracts in certain currencies to limit our potential foreign currency exposure, a significant decrease in the value of the U.S. dollar or, in certain cases, the Australian dollar, relative to these currencies could have a material adverse impact on our U.S. dollar operating expenses that are not fully offset by gains realized under our hedging contracts. The impact on our earnings will depend on the timing of our derivative instruments and the movement of the U.S. dollar relative to other currencies.

The cash we hold and our external foreign exchange contracts may be subject to counterparty credit risk.

While we monitor the creditworthiness of the institutions holding our cash, a global economic crisis or credit crisis could weaken the creditworthiness of financial institutions. If one or more of the institutions holding our cash were to experience cash flow problems or were to become subject to insolvency proceedings, we may be unable to recover some or all of our deposited or invested cash. In addition, the counterparties to our hedge transactions are financial institutions or affiliates of financial institutions and our hedging exposure is not secured by collateral. If one or more of these counterparties becomes insolvent and fails to perform their financial obligations under our hedge transactions, our hedging arrangements may not achieve our intended results and our results of operations and cash flow may be adversely affected.

We may be unable to repatriate to the United States cash held in foreign accounts without paying taxes.
As of December 31, 2015, approximately 90% of our cash and short-term investments balance of $216.9 was held in accounts outside of the United States, most of which would be subject to additional taxes if repatriated to the United States. Changes in U.S. tax laws could also subject our cash and short-term investments to tax. Additionally, regulations and laws in the related jurisdictions could further restrict our ability to repatriate these balances.
If we are unable to accurately predict our future tax liabilities or become subject to increased levels of taxation or our tax contingencies are unfavorably resolved, our results of operations and financial condition could be adversely affected.
Due to the global nature of our operations, we are subject to the complex and varying tax laws and rules of several foreign jurisdictions and have material tax-related contingent liabilities that are difficult to predict or quantify. In preparing our financial statements, we calculate our effective income tax rate based on current tax laws and regulations and our estimated taxable income within each of these jurisdictions. Officials in some of the jurisdictions in which we do business, including the United States, have proposed or announced that they are considering tax increases and other revenue raising laws and regulations. Any resulting changes in tax laws or regulations could increase our effective tax rate or impose new restrictions, costs or prohibitions on our current practices and reduce our net income and adversely affect our cash flows.
We are also subject to tax audits, including with respect to transfer pricing, in the United States and other jurisdictions and our tax positions may be challenged by local tax authorities. While we believe that our current tax provisions are reasonable and appropriate, there can be no assurance that these items will be settled for the amounts accrued, that additional tax exposures will not be identified in the future or that additional tax reserves will not be necessary for any such exposures. Any increase in the amount of taxation incurred as a result of challenges to our tax filing positions could result in a material adverse effect on our business, results of operations and financial condition.
Our results of operations could be adversely affected by litigation and other commitments and contingencies.
We face risks arising from various unasserted and asserted claims, including, but not limited to, commercial, tax and patent infringement claims. Unfavorable outcomes in pending or future litigation or the settlement of asserted claims could negatively affect us.
In the ordinary course of business, we may make certain commitments, including representations, warranties and indemnities relating to current and past operations and divested businesses, and issue guarantees of third party obligations. The amounts of such commitments can only be estimated, and the actual amounts for which we are responsible may differ materially from our estimates.
If we incur liability as a result of any current or future litigation, commitments or contingencies and such liability exceeds any amounts accrued, our business, results of operations and financial condition could be adversely affected.

Convergys Corporation 2015 Annual Report 10

We are susceptible to business and political risks from our international operations that could result in reduced revenues or earnings.
We operate a global business and have facilities located throughout North and South America, EMEA and the Asia-Pacific region, including China. Conducting business internationally exposes us to certain risks including currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with differing laws across many jurisdictions, changing legal and regulatory requirements and the interpretation and enforcement of such requirements, difficulties in staffing and managing foreign operations, inflation, political instability, compliance with anti-bribery and anti-corruption regulations and potentially adverse tax consequences.
As North American companies require additional offshore customer management outsourcing capacity, we expect to continue international expansion through start-up operations and acquisitions. In addition to the risks described above, expansion of our existing international operations and entry into additional countries may divert management attention from our existing operations and require significant financial resources. If we are unable to manage the risks associated with our international operations and expanding such operations, our business could be adversely affected and our revenues and earnings could be reduced.
Our business is subject to many regulatory requirements, and changes in current regulations or their interpretation and enforcement, or the adoption of new regulations could significantly increase our cost of doing business.
Our business is subject to many laws and regulatory requirements in the United States and the foreign countries in which we operate, covering such matters as labor relations, health care requirements, trade restrictions, tariffs, taxation, sanctions, data privacy, consumer protection (including the method and timing of placing outbound telephone calls and the recording or monitoring of telephone calls), internal and disclosure control obligations, governmental affairs and immigration. Many of these regulations, including those related to data privacy, change frequently and sometimes conflict among the various jurisdictions and countries in which we provide services. Violations of any laws and regulations to which we are subject, including failing to adhere to or successfully implement processes in response to changing regulatory requirements, could result in liability for damages, fines, criminal prosecution, unfavorable publicity and damage to our reputation, and restrictions on our ability to operate, which could have a material adverse effect on our business, results of operations and financial condition.
In particular, because a substantial portion of our operating costs consist of labor costs, changes in governmental regulations (particularly in the foreign jurisdictions in which we operate) relating to wages, healthcare and healthcare reform and other benefits or employment taxes, or violations of such regulations, could have a material adverse effect on our business, results of operations or financial condition.
In addition, in recent years, politicians have discussed and debated worldwide competitive sourcing, labor-related legislation and information-flow restrictions, particularly from the United States to offshore locations. If Federal or state legislation is adopted that restricts or discourages U.S. companies from outsourcing services outside of the United States, it could have an adverse effect on our business, results of operations and financial condition.
If we do not effectively manage our capacity, our results of operations could be adversely affected.
Our ability to profit from the demand for outsourcing depends largely on how effectively we manage our contact center capacity. Although we periodically assess the expected long-term capacity utilization of our contact centers based, in part, on expected client demand for our services, we may be unsuccessful at achieving or maintaining optimal utilization of our contact center capacity. To create additional capacity necessary to accommodate new or expanded outsourcing projects, we may open new contact centers or expand existing contact centers that create idle capacity until we fully implement new or expanded programs for our clients. Furthermore, we may, if deemed necessary, consolidate, close or partially close underperforming contact centers to maintain or improve targeted utilization and margins.
We also may experience short- or long-term fluctuations in client demand for services performed in one or more of our contact centers. A short-term decline in demand may result in less than optimal site utilization for a period of time, while a long-term decline in demand may result in site closures. As a result, we may not achieve or maintain targeted site utilization levels or site utilization levels may decrease from time to time, and our profitability may suffer as a result.
If we are unable to hire and retain qualified personnel, our ability to execute our business plans could be impaired and our revenues could decrease.
We employ approximately 130,000 employees worldwide. From time to time, we experience difficulties in hiring personnel with the desired levels of training or experience. Additionally, quality service depends on our ability to retain employees and control

Convergys Corporation 2015 Annual Report 11

personnel turnover. Any increase in our employee turnover rate could increase recruiting and training costs and could decrease operating effectiveness and productivity. We may be unable to continue to hire, train and retain a sufficient number of qualified personnel to adequately staff new client projects.
The inability or unwillingness of clients that represent a large portion of our accounts receivable balance to timely pay such balances could adversely affect our business.
We often carry significant accounts receivable balances from a limited number of clients that generate a large portion of our revenues. A client may become unable or unwilling to timely pay its balance due to a general economic slowdown, economic weakness in its industry or the financial insolvency of its business. While we closely monitor our accounts receivable balances, a client’s financial inability or unwillingness, for any reason, to pay a large accounts receivable balance or many clients’ inability or unwillingness to pay accounts receivable balances that are large in the aggregate would adversely impact our income and cash flow.
We may incur material restructuring charges in the future.
We continually evaluate ways to reduce our operating expenses and adapt to changing industry and market conditions through new restructuring opportunities, including more effective utilization of our assets, workforce, and operating facilities. We have recorded restructuring charges in the past related to involuntary employee terminations, facility closures, and other restructuring activities, and we may incur material restructuring charges in the future. The risk that we incur material restructuring charges may be heightened during economic downturns or with expanded global operations.
We may incur non-cash goodwill impairment charges in the future.
As a result of past acquisitions, we carry a significant goodwill balance on our balance sheet. We test goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. There can be no assurance that we will not incur impairment charges in the future, particularly in the event of a prolonged economic slowdown. See Note 6 of the Notes to Consolidated Financial Statements.
Our controls and procedures may not prevent or detect all errors or acts of fraud.
Disclosure controls and procedures and internal controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of controls must consider the benefits of controls relative to their costs, and controls cannot assure that judgments in decision-making will not be faulty or that breakdowns will not occur because of simple error or mistake. Additionally, controls can be circumvented by the unauthorized acts of one or more persons acting individually or by collusion. Furthermore, while controls are designed with the intent of providing reasonable assurance of the effectiveness of the controls, the design is based, in part, upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Accordingly, because of the inherent limitations of a cost-effective control system, misstatements due to error or fraud may occur and may not be prevented or detected. Such misstatements could result in a loss of investor confidence in the accuracy and completeness of our financial reports and other disclosures, which could have an adverse effect on the trading price of our common shares.
The trading price of our common shares may be volatile.
The trading price of our common shares has been and may be subject to substantial fluctuations over short and long periods of time. The trading prices of stocks in the outsourced customer contact management services industry have experienced volatility in recent years, which could affect the market price of our common shares even if we have strong financial results or performance. Various factors can impact the trading price of our common shares, including general economic conditions, changes or volatility in the financial markets, changing market conditions in the outsourced customer contact management services industry, quarterly variations in our financial results, the announcement of acquisitions or divestitures, strategic partnerships or new product offerings, and changes in financial estimates and recommendations by securities analysts. Many of these factors are outside of our control and there can be no assurance that the trading price of our common shares will not decline or fluctuate substantially in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Convergys Corporation 2015 Annual Report 12

ITEM 2. PROPERTIES

Our principal executive offices are located at 201 East Fourth Street, Cincinnati, Ohio 45202, and the telephone number at that address is (513) 723-7000. We own office facilities in Jacksonville, Florida, Pueblo, Colorado, Ogden, Utah and Orlando, Florida.

We lease space for our corporate headquarters, offices, data centers and contact centers. Domestic facilities are located in Arizona, Colorado, Florida, Georgia, Idaho, Iowa, Kansas, Kentucky, Massachusetts, Minnesota, Missouri, Nebraska, New Mexico, New York, North Carolina, Ohio, Oregon, Tennessee, Texas, Utah and Wisconsin. International facilities are located in Brazil, Bulgaria, Canada, China, Colombia, Costa Rica, Dominican Republic, Egypt, El Salvador, France, Germany, Honduras, India, Indonesia, Ireland, Italy, Malaysia, the Netherlands, Nicaragua, the Philippines, Poland, Singapore, Spain, South Africa, Sweden, Tunisia, the United Arab Emirates, and the United Kingdom. Upon the expiration or termination of any such leases, we believe we could obtain comparable office space.

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

ITEM 3. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 11 of the Notes to Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Convergys Corporation 2015 Annual Report 13

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

As of February 23, 2016, our Executive Officers were:

Name	Age	Title
Andrea J. Ayers (a)	52	President and Chief Executive Officer
Andre S. Valentine	52	Chief Financial Officer
Jarrod B. Pontius	44	General Counsel and Chief Administrative Officer
Marjorie M. Connelly	54	Chief Operating Officer
(a) Member of the Board of Directors

Officers are appointed annually, but are removable at the discretion of the Board of Directors.

ANDREA J. AYERS, President and Chief Executive Officer since November 2012; President and Chief Operating Officer, Customer Management, 2010-2012; President, Customer Management, 2008-2012; President, Relationship Technology Management, 2007-2008; President, Government and New Markets, 2005-2007.

ANDRE S. VALENTINE, Chief Financial Officer since August 2012; Senior Vice President of Finance, Customer Management, 2010-2012 and 2002-2009; Senior Vice President, Controller, 2009-2010; Vice President, Controller, 1998-2002.

JARROD B. PONTIUS, General Counsel and Chief Administrative Officer since July 2015; Deputy General Counsel and Corporate Secretary, 2012-2015; Vice President, Chief Legal Officer and Secretary, Kendle International 2009-2011.

MARJORIE M. CONNELLY, Chief Operating Officer since November 2014; Interim President, Longwood College, 2012-2013; Global Chief Operating Officer, Barclaycard, 2009-2011; Chief Operating Officer, Wachovia Securities 2006-2008.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Convergys Corporation’s common shares, no par value, are listed on the New York Stock Exchange under the symbol “CVG.” As of January 31, 2016, there were 7,115 holders of record of the 96,585,169 common shares of Convergys outstanding.

The high, low and closing prices of our common shares for each quarter in 2015 and 2014 are listed below:

Quarter	1st	2nd	3rd	4th
2015
High	$23.01	$26.56	$26.22	$26.60
Low	18.81	22.32	20.57	22.60
Close	22.87	25.49	23.11	24.89
2014
High	$24.43	$24.26	$21.96	$21.51
Low	18.83	20.56	17.69	17.36
Close	21.91	21.44	17.82	20.37

During 2014 and 2015, the Company’s Board of Directors approved, and the Company paid, the following dividends per common share:

Convergys Corporation 2015 Annual Report 14

Announcement Date	Record Date	Dividend Amount	Payment Date
February 5, 2014	March 21, 2014	$0.06	April 4, 2014
May 12, 2014	June 19, 2014	$0.07	July 3, 2014
August 11, 2014	September 19, 2014	$0.07	October 3, 2014
November 5, 2014	December 26, 2014	$0.07	January 9, 2015
February 18, 2015	March 20, 2015	$0.07	April 3, 2015
May 5, 2015	June 18, 2015	$0.08	July 2, 2015
August 4, 2015	September 18, 2015	$0.08	October 2, 2015
November 4, 2015	December 24, 2015	$0.08	January 8, 2016

On February 23, 2016, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.08 per common share to be paid on April 8, 2016 to shareholders of record as of March 24, 2016.

The Board expects that future cash dividends will be paid on a quarterly basis. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on the Company’s future earnings, cash flow, financial condition, financial covenants and other relevant factors.

We repurchased 3.1 of our common shares for $72.5 during 2015, as summarized in the following table:

	Shares repurchased	Average price per share
January 2015	311,479	$19.80
February 2015	250,556	21.11
March 2015	293,242	22.30
April 2015	249,903	23.02
May 2015	205,622	24.10
June 2015	155,064	25.35
July 2015	168,634	25.36
August 2015	331,415	22.92
September 2015	361,047	22.87
October 2015	267,810	24.90
November 2015	247,294	25.34
December 2015	268,100	25.26
Total	3,110,166	$23.30

All share repurchases were made pursuant to publicly announced programs. At December 31, 2015, the Company had the authority to repurchase an additional $214.7 of outstanding common shares pursuant to current authorizations. The timing and terms of any future transactions will depend on a number of considerations including market conditions, our available liquidity and capital needs, and limits on share repurchases that may be applicable under the covenants in our credit agreement.

Performance Graph
The following Performance Graph compares, for the period from December 31, 2010 through December 31, 2015, the percentage change of the cumulative total shareholder return on the Company’s common shares with the cumulative total return of the S&P Midcap 400 Stock Index, the S&P 500 Stock Index and a Peer Group. The Peer Group consists of Atento SA, Sykes Enterprises Inc., Teleperformance and Teletech Holdings Inc.
Convergys elected to replace the S&P 500 Stock Index with the S&P Midcap 400 Stock Index as it is more representative of companies with market capitalizations that are comparable to Convergys’. The median market capitalization of the S&P Midcap 400 Stock Index was $3,349.1 as of December 31, 2015.

Convergys Corporation 2015 Annual Report 15

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Convergys Corporation, the S&P 500 Index, the S&P Midcap 400 Index and Peer Group

$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
Convergys Corp.
S&P 500®
S&P Midcap 400
Peer Group

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Dec-10	Dec-11	Dec-12	Dec-13	Dec-14	Dec-15
Convergys Corporation	$100.00	$96.96	$125.80	$163.45	$160.29	$198.37
S&P 500	$100.00	$102.11	$118.45	$156.82	$178.29	$180.75
S&P Midcap 400	$100.00	$98.27	$115.84	$154.64	$169.75	$166.05
Peer Group	$100.00	$78.07	$81.48	$112.51	$122.21	$149.60

Copyright© 2016 Standard & Poor’s, a division of McGraw-Hill Financial. All rights reserved. (www.researchdatagroup.com/S&P.htm)

Convergys Corporation 2015 Annual Report 16

ITEM 6. SELECTED FINANCIAL DATA

(Amounts in millions except per share amounts)	2015	2014	2013	2012	2011
RESULTS OF OPERATIONS
Revenues	$2,950.6	$2,855.5	$2,046.1	$2,005.0	$1,933.2
Costs and expenses (1) (2)	2,756.2	2,704.7	1,908.7	1,966.4	1,823.1
Operating Income	194.4	150.8	137.4	38.6	110.1
Earnings and gain from Cellular Partnerships, net	—	—	—	—	285.2
Other income (expense), net	0.8	(2.2)	5.1	4.3	9.8
Interest expense	(18.2)	(19.3)	(11.5)	(13.6)	(16.1)
Income before Income Taxes	177.0	129.3	131.0	29.3	389.0
Income tax expense (3)	8.6	12.8	72.5	1.1	106.5
Income from Continuing Operations, net of tax	168.4	116.5	58.5	28.2	282.5
Income from Discontinued Operations (4)	0.6	3.5	2.4	72.4	52.3
Net Income	$169.0	$120.0	$60.9	$100.6	$334.8
Basic Earnings Per Common Share:
Continuing Operations	$1.72	$1.16	$0.57	$0.25	$2.35
Discontinued Operations	0.01	0.03	0.02	0.65	0.44
Basic Earnings Per Common Share	$1.73	$1.19	$0.59	$0.90	$2.79
Diluted Earnings Per Common Share:
Continuing Operations	$1.60	$1.10	$0.54	$0.24	$2.30
Discontinued Operations	0.01	0.03	0.02	0.62	0.42
Net Diluted Earnings Per Common Share	$1.61	$1.13	$0.56	$0.86	$2.72
Weighted Average Common Shares Outstanding:
Basic	98.1	100.7	103.3	112.2	120.2
Diluted	104.7	106.2	109.2	117.1	122.9
FINANCIAL POSITION
Total Assets	$2,358.1	$2,416.1	$1,956.7	$2,037.9	$2,330.8
Total debt and capital lease obligations	340.8	375.9	61.1	60.6	127.1
Shareholders’ Equity	1,276.2	1,227.2	1,224.1	1,371.9	1,411.5
OTHER DATA
Net cash flows provided by operating activities
Operating activities of continuing operations	$249.3	$261.0	$208.4	$103.9	$161.4
Operating activities of discontinued operations	—	—	1.6	9.1	35.2
	$249.3	$261.0	$210.0	$113.0	$196.6
Net cash flows (used in) provided by investing activities
Investing activities of continuing operations	$(108.4)	$(850.5)	$(36.6)	$(162.7)	$235.6
Investing activities of discontinued operations	—	—	1.0	425.3	(13.5)
	$(108.4)	$(850.5)	$(35.6)	$262.6	$222.1
Net cash flows (used in) provided by financing activities
Financing activities of continuing operations	$(135.1)	$207.6	$(148.3)	$(242.6)	$(183.0)
Financing activities of discontinued operations	—	—	—	(0.1)	—
	$(135.1)	$207.6	$(148.3)	$(242.7)	$(183.0)
Adjusted EBITDA (5)	$375.0	$356.9	$250.6	$239.5	$220.2
Adjusted diluted earnings per common share from continuing operations (5)	$1.76	$1.60	$1.10	$0.95	$0.79
Adjusted free cash flow (5)	$153.4	$208.1	$146.2	$8.4	$108.3

Convergys Corporation 2015 Annual Report 17

(1)
Costs and expenses include restructuring charges of $7.2, $1.7, $5.4, $11.6 and $1.2 in 2015, 2014, 2013, 2012 and 2011, respectively; gain on sale of real estate of $1.6 in 2014; asset impairment loss of $1.5 and $88.6 in 2013 and 2012, respectively; net pension and other post-employment benefit plan charges of $4.6, $13.1 and $4.1 in 2014, 2013 and 2012, respectively; and transaction and integration expenses of $11.3 and $37.7 in 2015 and 2014, respectively.

(2)
Costs and expenses also include $8.8 and $23.6 in 2012 and 2011, respectively, of certain costs previously allocated to the Information Management segment that do not qualify as discontinued operations and are reported as costs from continuing operations. The Company took actions to reduce these costs and earned transition service revenues, resulting from services being provided to the buyers subsequent to completion of the sale of Information Management, to offset these costs.

(3)
Income tax expense in 2013 includes $46.4 of expense to record the deferred tax liability associated with a change in classification for a portion of undistributed earnings of the Company’s foreign subsidiaries. Income tax expense in 2015 and 2014 includes benefits of $1.8 and $6.0, respectively, for changes in estimates related to tax previously accrued for the repatriation of foreign earnings. Income tax expense in 2015 also includes tax benefits of $22.4 associated with statute expirations for previous uncertain tax positions and favorable resolutions of tax audits.

(4)
Discontinued operations includes the historical financial results of the Information Management business, excluding certain costs referred to in note 2, above, that did not meet the criteria for such presentation.

(5)
Management uses the following measures that are not defined under accounting principles generally accepted in the United States (U.S. GAAP or GAAP) to monitor and evaluate the underlying performance of the business and believes the presentation of these non-GAAP measures enhances investors’ ability to analyze trends in the business and evaluate the Company’s underlying performance relative to other companies in the industry.

•
EBITDA is calculated as income from continuing operations, net of tax, plus interest expense, tax expense, depreciation and amortization. Adjusted EBITDA further excludes certain acquisition-related costs and other one-time items. EBITDA and adjusted EBITDA should not be considered in isolation or as a substitute for income from continuing operations, net of tax or other income statement data prepared in accordance with U.S. GAAP, and our presentation of EBITDA and adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

•
Adjusted diluted earnings per common share from continuing operations is calculated as diluted earnings per common share from continuing operations plus or minus certain operating charges or credits, along with certain discrete tax expense or benefit adjustments. Management compensates for these limitations by using both the non-GAAP measures, adjusted diluted earnings per common share from continuing operations, and the GAAP measure, diluted earnings per common share from continuing operations, in its evaluation of performance.

•
Free cash flow is calculated as cash flows from operations less capital expenditures (net of proceeds from disposal) with adjusted free cash flow further excluding certain acquisition-related cash payments associated with investment activity. Management compensates for these limitations by using both the non-GAAP measures, free cash flow and adjusted free cash flow, and the GAAP measure, cash from operating activities, in its evaluation of performance.

These non-GAAP measures are supplemental in nature and should not be considered in isolation or be construed as being more important than comparable GAAP measures. For more detail and a reconciliation of these non-GAAP measures to the most comparable GAAP measure, see “Results of Operations” and “Financial Condition, Liquidity and Capital Resources” in Part II, Item 7 of this report.

Convergys Corporation 2015 Annual Report 18

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in millions except per share amounts)

BACKGROUND

Convergys Corporation is a global leader in customer management, focused on bringing value to our clients through every customer interaction. Convergys has approximately 130,000 employees working in more than 150 locations in 31 countries, interacting with our clients’ customers in 58 languages. As a global provider in the industry, Convergys has a history of commitment and dedication to excellence in serving many of the world’s largest brands. Our business model allows us to deliver consistent, quality service, at the scale and in the geographies that meet our clients’ business needs and proactively partner to solve client business challenges through our account management model. We leverage our geographic footprint and comprehensive capabilities to help leading companies create quality customer experiences across multiple interaction channels while increasing revenue and reducing their cost to serve. We are a well-capitalized leader in our market and are able to invest in the services, technology, and analytics that matter to our clients and their customers.

Operations and Structure
On March 3, 2014, Convergys completed its acquisition of SGS Holdings, Inc. (Stream), a global customer management leader, providing technical support, customer care and sales, for Fortune 1000 companies. This acquisition expanded the Company’s geographic footprint and capabilities and added approximately 40,000 employees in 22 countries. Stream’s complementary client portfolio further diversified Convergys’ client base through the addition of leading technology, communications and other clients. The acquired Stream operations contributed revenue of $834.8 during 2014.

We believe our clients benefit from our worldwide workforce located in key geographies throughout the world, including the United States, Canada, the Philippines, India, China, Indonesia, Malaysia, Australia, the U.K., France, Tunisia, Egypt, Bulgaria and other countries throughout the EMEA region, Costa Rica, Colombia, Dominican Republic, El Salvador, Nicaragua and Honduras. The Stream acquisition expanded the Company’s presence in North America, Latin America, and the Philippines. Most notably, the acquisition increased Convergys’ presence in EMEA by adding sites across Europe, as well as multiple sites in North Africa. As a result of this combination, Convergys further diversified its client base and enhanced its ability to offer a wider range of customer transactions in a more cost effective manner from multiple geographies, at scale.

Agent-related revenues, which account for more than 95% of revenues for 2015, are typically recognized as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. Remaining revenues are derived from the sale of premise-based and hosted automated self-care and technology solutions and provision of professional services. Revenues from the sale of these solutions and provision of services are typically recognized as services are provided over the duration of the contract using contractual rates.

RESULTS OF OPERATIONS

Revenues

	2015	2014	% Change 15 vs. 14	2013	% Change 14 vs. 13
Revenues:
Communications	$1,577.4	$1,582.1	—	$1,218.0	30
Technology	618.6	525.2	18	198.6	NM
Financial Services	209.1	202.8	3	179.9	13
Other	545.5	545.4	—	449.6	21
Total Revenues	$2,950.6	$2,855.5	3	$2,046.1	40

2015 vs. 2014
Consolidated revenues for 2015 were $2,950.6, a 3% increase from $2,855.5 in 2014. Revenues for 2014 exclude Stream revenue of $171.4 for the two months preceding the acquisition. This revenue included $83.6 and $67.2, respectively, within the communications and technology verticals. Changes in currency exchange rates reduced revenues by approximately 3% during 2015 as the U.S. dollar strengthened relative to the euro, British pound, Australian dollar and the Canadian dollar. Revenues from communications clients in 2015 were consistent with 2014, reflecting two additional months of revenue related to Stream, volume

Convergys Corporation 2015 Annual Report 19

increases and new programs with certain clients, offset by volume decreases with our largest client and unfavorable currency exchange rates. Revenues from technology clients increased 18% from the prior year, due to two additional months of revenue related to Stream, volume increases and new programs with existing clients, partially offset by unfavorable currency exchange rates. Revenues from financial services clients increased 3% from the prior year, due to new clients and new programs with existing clients, partially offset by program completions and volume decreases with other clients. Other revenues, which are comprised of clients outside of the Company’s three largest industries was consistent with the prior year, as revenues from new clients were largely offset by volume decreases with other existing clients.

2014 vs. 2013
Consolidated revenues for 2014 were $2,855.5, a 40% increase from $2,046.1 in 2013. Revenue related to the acquired Stream operations contributed $834.8 in revenue during 2014, primarily within the communications and technology verticals. Revenues from communications clients increased 30% from 2013, reflecting contributions from the Stream operations, partially offset by volume decreases with several existing clients. Revenues from technology clients increased significantly from the prior year, reflecting contributions from the Stream operations, and volume increases and new programs with existing clients. Revenues from financial services clients increased 13% from the prior year, due to volume increases and new clients, partially offset by program completions. Other revenues, which are comprised of clients outside of the Company’s three largest industries, increased 21% from the prior year. This increase is attributable to contributions from the Stream operations, volume increases, new clients and new programs with existing clients, partially offset by a program completion with one client.

Operating Costs and Expenses

	2015	2014	% Change 15 vs. 14	2013	% Change 14 vs. 13
Operating Costs:
Cost of providing services and products sold	$1,877.5	$1,814.5	3	$1,335.1	36
Selling, general and administrative	684.6	677.1	1	465.0	46
Research and development costs	7.1	7.7	(8)	8.2	(6)
Depreciation	141.5	142.9	(1)	85.5	67
Amortization	27.0	24.7	9	5.3	NM
Restructuring	7.2	1.7	NM	5.4	(69)
Asset impairments and other	—	(1.6)	NM	1.5	NM
Transaction and integration costs	11.3	37.7	(70)	—	NM
Total costs and expenses	$2,756.2	$2,704.7	2	$1,908.7	42

2015 vs. 2014
Consolidated total operating costs and expenses for 2015 of $2,756.2 increased 2% from $2,704.7 in the prior year. Results for 2014 exclude Stream operating costs of $165.0 for the two months preceding the acquisition. Changes in currency exchange rates reduced operating costs and expenses by approximately 3% for 2015. Operating costs and expenses included $11.3 and $23.0 in 2015 and 2014, respectively, for integration related expenses, as well as $14.7 in 2014 for transaction costs associated with the Stream acquisition, all of which are included in Transaction and integration costs . Operating costs in 2015 also included $7.2 of severance costs, compared to $1.7 in the prior year, as we aligned headcount to program needs.

Cost of providing services and products sold increased 3% from $1,814.5 in 2014 to $1,877.5 in 2015. As a percentage of revenues, the cost of providing services and products sold was 63.7% in 2015 compared to 63.5% in the prior year, largely due to higher costs related to the timing of program implementations in 2015, offset by favorable currency exchange impacts. Selling, general and administrative expenses of $684.6 increased 1% from the prior year primarily due to two additional months of expense related to the acquired Stream operations and increased expense during 2015 for certain information technology infrastructure initiatives and additional investment in data privacy and security. These increases were partially offset by favorable currency exchange impacts, as well as synergies realized from the Stream integration. As a percentage of revenues, selling, general and administrative expense was 23.2% in 2015 compared to 23.7% in 2014. Depreciation expense of $141.5 decreased $1.4 from the prior year, while amortization expense of $27.0 increased $2.3.

2014 vs. 2013

Convergys Corporation 2015 Annual Report 20

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

Cost of providing services and products sold increased 36% from $1,335.1 in 2013 to $1,814.5 in 2014. As a percentage of revenues, the cost of providing services and products sold was 63.5% in 2014 compared to 65.3% in the prior year. This decrease was primarily due to the timing of certain program implementations, as well as changes in the mix of geographies where services were provided. Selling, general and administrative expenses of $677.1 increased 46.0% from the prior year. As a percentage of revenues, selling, general and administrative expense was 23.7% in 2014 compared to 22.7% in 2013, reflecting costs associated with the acquired Stream operations, partially offset by higher pension settlement charges in the prior year. Depreciation expense of $142.9 increased $57.4 from the prior year, while amortization expense of $24.7 increased $19.4. These increases primarily resulted from the acquired property and equipment and intangible assets from the Stream acquisition, which were recorded at fair value as of the acquisition date.

Operating Income and Adjusted Operating Income (a non-GAAP measure)

In order to assess the underlying operational performance of the continuing operations of the business and to have a basis to compare underlying results to prior and future periods, we provide the non-GAAP measures, Adjusted Operating Income and Adjusted Operating Margin (Adjusted Operating Income divided by Total Revenues), in the table below. For the years ended December 31, 2015, 2014 and 2013, Adjusted Operating Income and Adjusted Operating Margin exclude the following:

1.	Depreciation of $19.1 and $19.0 in 2015 and 2014, respectively, resulting from the fair value write-up of property and equipment acquired from Stream;

2.	Transaction expenses of $14.7 and $2.7 in 2014 and 2013, respectively, associated with Convergys’ acquisition of Stream. These expenses related to fees paid for third-party consulting services;

3.
Integration expenses of $11.3 and $23.0 in 2015 and 2014, respectively, associated with Convergys’ integration of the acquired Stream operations. These expenses primarily related to fees for third-party consulting services and severance expense;

4.	Amortization of acquired intangible assets of $27.0, $24.7 and $5.3 in 2015, 2014 and 2013, respectively;

5.	Gain of $1.6 in 2014 resulting from the settlement of a contingency related to a previous real estate sale;

6.
Net pension and other post-employment benefit charges (as discussed in Note 9 of the Notes to Consolidated Financial Statements) consisting of 2014 and 2013 non-cash pension settlement charges of $4.6 and $13.1, respectively; and

7.	Net impairment charge of $1.5 in 2013 related to the adjustment of two facilities held for sale to their fair values less costs to sell.

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

Convergys Corporation 2015 Annual Report 21

	2015	2014	% Change 15 vs. 14	2013	% Change 14 vs. 13
Operating Income	$194.4	$150.8	29	$137.4	10
Operating Margin	6.6%	5.3%		6.7%	(21)
Depreciation of property & equipment write-up	19.1	19.0	1	—	NM
Transaction related expenses	—	14.7	NM	2.7	NM
Integration related expenses	11.3	23.0	(51)	—	NM
Amortization of acquired intangible assets	27.0	24.7	9	5.3	NM
Asset impairments and other	—	(1.6)	NM	1.5	NM
Net pension and other post employment benefit plan charges	—	4.6	NM	13.1	(65)
Adjusted Operating Income (a non-GAAP measure)	$251.8	$235.2	7	$160.0	47
Adjusted Operating Margin	8.5%	8.2%		7.8%

2015 vs. 2014
Consolidated operating income was $194.4 in 2015 compared to operating income of $150.8 in 2014. Excluding the impacts of the items discussed above, consolidated adjusted operating income for 2015 was $251.8 compared to $235.2 in 2014. The increase from prior year is primarily due to the inclusion of two additional months of Stream results during 2015, in addition to synergies realized from the integration of Stream, partially offset by increased expense in 2015 for certain information technology infrastructure initiatives and additional investment in data privacy and security.

2014 vs. 2013
Consolidated operating income was $150.8 in 2014 compared to operating income of $137.4 in 2013. Excluding the impacts of the items discussed above, consolidated adjusted operating income for 2014 was $235.2 compared to $160.0 in 2013. The increase from the prior year is primarily due to the inclusion of Stream’s operating results during 2014, as well as synergies realized from the integration of Stream.

Non-Operating Items

	2015	2014	% Change 15 vs. 14	2013	% Change 14 vs. 13
Operating Income	$194.4	$150.8	29	$137.4	10
Other income (expense), net	0.8	(2.2)	NM	5.1	NM
Interest expense	(18.2)	(19.3)	(6)	(11.5)	68
Income before Income Taxes	$177.0	$129.3	37	$131.0	(1)

2015 vs. 2014
Other income was $0.8 in 2015 compared to other expense of $2.2 in 2014. The change was primarily due to foreign exchange gains in 2015 compared to losses in 2014. Interest expense decreased by $1.1 compared to the prior year due to a lower level of average debt outstanding during 2015.

2014 vs. 2013
Other expense was $2.2 in 2014 compared to other income of $5.1 in 2013. The change was primarily due to $5.0 lower interest income resulting from a decrease in short-term investments held during 2014. Interest expense increased by $7.8 compared to the prior year primarily due to expense related to the additional debt incurred in connection with the Stream acquisition.

Income Taxes

Convergys Corporation 2015 Annual Report 22

	2015	2014	% Change 15 vs. 14	2013	% Change 14 vs. 13
Income before Income Taxes	$177.0	$129.3	37	$131.0	(1)
Income tax expense	8.6	12.8	(33)	72.5	(82)
Income from Continuing Operations, net of tax	$168.4	$116.5	45	$58.5	99

2015 vs. 2014
Our effective tax rate on net income from continuing operations was 4.9% in 2015 compared to 9.9% in 2014. The lower effective tax rate in the current year is primarily due to a shift in geographic mix of worldwide income and certain discrete items in 2015, including a $22.4 benefit resulting from favorable resolution of certain tax audits and statute expirations for previous uncertain tax positions. The effective tax rate in the prior year was impacted by a shift in the geographic mix of worldwide income, as well as a $6.0 benefit resulting from an adjustment to the deferred tax liability previously accrued on an anticipated repatriation of foreign earnings. This adjustment was recorded based on the revised estimate as of December 31, 2014 as we undertook various taxable transactions to repatriate certain foreign earnings.

2014 vs. 2013
Our effective tax rate on net income from continuing operations was 9.9% in 2014 compared to 55.3% in 2013. The lower effective tax rate in 2014 primarily due to a shift in the geographic mix of worldwide income, as well as a $6.0 benefit resulting from an adjustment to the deferred tax liability previously accrued on an anticipated repatriation of foreign earnings. This adjustment was recorded based on the revised estimate as of December 31, 2014 as we undertook various taxable transactions to repatriate certain foreign earnings. The higher tax rate in 2013 is primarily due to additional tax expense of $46.4 to record the deferred tax liability associated with a change in classification for a portion of undistributed earnings of the Company’s foreign subsidiaries, reflecting management’s plans to repatriate undistributed earnings of the Company’s foreign subsidiaries to contribute funding to our acquisition of Stream.

Net Income from Continuing Operations; Earnings per Diluted Share from Continuing Operations; Adjusted Net Income from Continuing Operations (a non-GAAP measure); Adjusted Earnings per Diluted Share from Continuing Operations (a non-GAAP measure)

In order to assess the underlying operational performance of the continuing operations of the business, we provide non-GAAP measures in the tables below that exclude, in addition to the operating charges discussed above, the following:

1.	Tax benefit of $22.4 for 2015, resulting from statute expirations for previous uncertain tax positions and favorable resolutions of tax audits;

2.
Tax benefits of $1.8 and $6.0 in 2015 and 2014, respectively, and expense of $46.4 in 2013 to record the deferred tax liability associated with a change in classification for a portion of undistributed earnings of the Company’s foreign subsidiaries; and

3.
Tax expense of $0.4 for 2014, resulting from changes in the state tax rate applicable to the Company’s deferred tax assets and liabilities. This change in rate resulted from the combination of the Convergys and Stream operations.

We use income from continuing operations, net of tax and earnings per share data excluding the operating charges and discrete tax items discussed above to assess the underlying operational performance of the continuing operations of the business and to have a basis to compare underlying results to prior and future periods. Adjustments for these items are relevant in evaluating the overall performance of the business. Limitations associated with the use of these non-GAAP measures include that these measures do not present all of the amounts associated with our results as determined in accordance with GAAP. Management compensates for these limitations by using the non-GAAP measures, income from continuing operations, net of tax and diluted earnings per share excluding these items, and the GAAP measures, income from continuing operations, net of tax and diluted earnings per share, in its evaluation of performance. These non-GAAP measures should be considered supplemental in nature and should not be construed as being more important than comparable GAAP measures.

Convergys Corporation 2015 Annual Report 23

	2015	2014	% Change 15 vs. 14	2013	% Change 14 vs. 13
Income from Continuing Operations, net of tax	$168.4	$116.5	45	$58.5	99
Total operating charges from above, net of tax	40.8	58.4	(30)	15.1	NM
Release of uncertain tax positions	(22.4)	—	NM	—	—
Tax (benefit) provision related to unremitted foreign earnings	(1.8)	(6.0)	(70)	46.4	NM
Adjustment for state tax rate changes	—	0.4	NM	—	—
Adjusted income from Continuing Operations, net of tax (a non-GAAP measure)	$185.0	$169.3	9	$120.0	41

Diluted Earnings per Common Share:
Continuing Operations	$1.60	$1.10	45	$0.54	NM
Impact of net charges above included in Continuing Operations, net of tax	0.16	0.50	(68)	0.56	(11)
Adjusted diluted earnings per common share from Continuing Operations (a non-GAAP measure)	$1.76	$1.60	10	$1.10	45

2015 vs. 2014
Income from continuing operations net of tax for 2015 was $168.4 compared to $116.5 in 2014, while income from continuing operations per diluted share for 2015 was $1.60 compared to $1.10 in 2014. Excluding the items discussed above, adjusted income from continuing operations, net of tax for 2015 was $185.0, or $1.76 per diluted share, compared to $169.3, or $1.60 per diluted share for 2014.

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

Results of Discontinued Operations, Results of Discontinued Operations per Diluted Share, Net Income and Net Income per Diluted Share

	2015	2014	% Change 15 vs. 14	2013	% Change 14 vs. 13
Income from Continuing Operations, net of tax	$168.4	$116.5	45	$58.5	99
Income from Discontinued Operations, net of benefit of $0.4, $3.2 and $8.8	0.6	3.5	(83)	2.4	46
Net Income	$169.0	$120.0	41	$60.9	97

Diluted Earnings Per Common Share:
Continuing Operations	$1.60	$1.10	45	$0.54	NM
Discontinued Operations	0.01	0.03	(67)	0.02	50
Net Diluted Earnings Per Common Share	$1.61	$1.13	42	$0.56	NM

2015 vs. 2014
Full year results from discontinued operations include a gain of $0.6, net of tax, in 2015 compared to a gain of $3.5, net of tax, in the prior year. Activity in both periods related to the settlement or adjustment of certain contingencies and tax positions related to the sale of the Information Management business. Diluted income from discontinued operations, net of tax, per share for 2015 and 2014 was $0.01 and $0.03, respectively.

Including the results of discontinued operations, net income and diluted earnings per share were $169.0 and $1.61, respectively, in 2015 compared to $120.0 and $1.13, respectively, in 2014.

Convergys Corporation 2015 Annual Report 24

2014 vs. 2013
Full year results from discontinued operations include a gain of $3.5, net of tax, in 2014 compared to a gain of $2.4, net of tax, in 2013. Activity in both periods related to the settlement or adjustment of certain contingencies and tax positions related to the sale of the Information Management business. Diluted income from discontinued operations, net of tax, per share for 2014 and 2013 was $0.03 and $0.02, respectively.

Including the results of discontinued operations, net income and diluted earnings per share were $120.0 and $1.13, respectively, in 2014 compared to $60.9 and $0.56, respectively, in 2013.

EBITDA and Adjusted EBITDA (non-GAAP measures)

Management uses EBITDA, EBITDA margin (EBITDA divided by Total Revenues), Adjusted EBITDA, Adjusted EBITDA margin (Adjusted EBITDA divided by Total Revenues) and the GAAP measure, income from continuing operations, net of tax, to monitor and evaluate the underlying performance of the business and believes the presentation of these measures enhances investors’ ability to analyze trends in the business and evaluate our underlying performance relative to other companies in the industry. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for income from continuing operations, net of tax, or other income statement data prepared in accordance with GAAP, and our presentation of EBITDA and adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. These non-GAAP measures should be considered supplemental in nature and should not be construed as being more important than comparable GAAP measures.

	2015	2014	2013
Income from Continuing Operations, net of tax	$168.4	$116.5	$58.5
Depreciation and Amortization	168.5	167.6	90.8
Interest expense	18.2	19.3	11.5
Income tax expense	8.6	12.8	72.5
EBITDA (a non-GAAP measure)	363.7	316.2	233.3
Asset impairments and other	—	(1.6)	1.5
Transaction related expenses	—	14.7	2.7
Integration related expenses	11.3	23.0	—
Net pension and other post employment benefit plan charges	—	4.6	13.1
Adjusted EBITDA (a non-GAAP measure)	$375.0	$356.9	$250.6
EBITDA Margin	12.3%	11.1%	11.4%
Adjusted EBITDA Margin	12.7%	12.5%	12.2%

RESTRUCTURING CHARGES

As discussed in Note 8 of the Notes to Consolidated Financial Statements, we recorded the following restructuring charges:

2015 Restructuring
During 2015, the Company recorded severance charges of $7.2 related to the Company’s ongoing efforts to refine its operating model and reduce costs, as well as headcount reductions resulting from certain client program completions. The 2015 actions impacted approximately 700 employees. The severance expense is included in Restructuring charges on the Consolidated Statements of Income and is expected to be substantially paid in cash by June 30, 2016. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Company’s Consolidated Balance Sheet, was $4.1 as of December 31, 2015.

During 2015, the Company also recorded restructuring expenses of $0.4 related to the integration of Stream. These amounts are included in Transaction and integration costs in the Consolidated Statements of Income and are expected to be substantially paid

Convergys Corporation 2015 Annual Report 25

in cash by March 31, 2016. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Company’s Consolidated Balance Sheets, was $0.2 as of December 31, 2015.

2014 Restructuring
During 2014, the Company recorded severance charges of $11.0 related to the elimination of certain redundant executive and non-executive positions as a result of the Company’s integration of the Stream business. This severance activity impacted approximately 150 employees. These severance-related charges were fully paid in cash by September 30, 2015. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Company’s Consolidated Balance Sheet, was $2.6 at December 31, 2014.

During 2014, the Company also recorded a severance charge of $1.7 related to restructuring actions impacting approximately 400 employees. These actions were initiated to continue the Company’s efforts to refine its operating model and reduce costs. These severance-related charges were fully paid in cash by December 31, 2015. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities in the Consolidated Balance Sheets, was $1.3 as of December 31, 2014.

2013 Restructuring
During 2013, the Company recorded a severance charge of $4.3, impacting approximately 800 employees. These actions were initiated to continue the Company’s efforts to refine its operating model and reduce costs. The Company also recorded other restructuring expense of $1.1 during 2013. These amounts were fully settled during 2014.

Savings from Restructuring Plans
The 2015, 2014 and 2013 severance actions resulted in cost reductions of approximately $6, $20 and $16, respectively, on an annualized basis. The impact of these benefits is spread across our operating expenses, primarily in the selling, general and administrative expense caption of our Consolidated Statements of Income. The severance actions also resulted in cash savings of approximately $6, $17 and $16, respectively, on an annualized basis. The impact on liquidity was not material for any of our restructuring plans.

CLIENT CONCENTRATION

During 2015, our three largest clients accounted for 35.8% of our consolidated revenues, compared to 38.2% and 49.5% in 2014 and 2013, respectively. Our largest client, AT&T (including DIRECTV in all years), accounted for 21.3% of our consolidated revenues in 2015 compared to 23.7% and 33.4% in 2014 and 2013, respectively. Revenues from Comcast accounted for less than 10% of our revenue for 2015 and 2014 and 12.4% of our revenue for 2013. No other client accounted for more than 10% of our consolidated revenues for 2015, 2014 or 2013. This improvement in client concentration is principally the result of our broader revenue base resulting from the Stream acquisition. Volumes with these clients are earned under multiple contracts and are subject to variation based on, among other things, general economic conditions, client outsourcing trends and seasonal patterns in our clients’ businesses.

BUSINESS OUTLOOK

Convergys expects volume increases with several existing and new clients to more than offset volume fluctuations with a few clients in 2016. As a result, the company’s expectations for revenue, EBITDA and Earnings per Diluted Common Share (EPS) include:

•	Constant currency revenue growth to approximate 1 percent;

•	Adjusted EBITDA margin to approximate 13 percent;

•	Adjusted effective tax rate to approximate 21 percent;

•	Diluted shares outstanding to approximate 104 million;

•	Adjusted EPS growth of 5 percent to 8 percent.

During the year, the company expects seasonal sequential decreases in revenue, EBITDA and EPS in the first quarter and second quarter of 2016 with sequential improvement in quarterly results beginning in the third quarter.

Convergys Corporation 2015 Annual Report 26

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

FINANCIAL CONDITION, LIQUIDITY AND CAPTIAL RESOURCES

Liquidity and Cash Flows
We believe that we have adequate liquidity from cash on hand and expected future cash flows to fund operations, invest in the business, make required debt payments and pay dividends at the discretion of the Board of Directors for the next twelve months. We also believe that available borrowings under existing credit facilities provide additional liquidity that can be used to invest in the business. As of December 31, 2015, approximately 90% of our cash and short term investments balance of $216.9 was held in accounts outside of the United States, most of which would be subject to additional taxes if repatriated to the United States.

Cash flows from operating activities generally provide us with a significant source of funding for our investing and financing activities. Cash flows for 2015, 2014, and 2013 were as follows:

	2015	2014	2013
Net cash flows from operating activities
Operating activities of continuing operations	$249.3	$261.0	$208.4
Operating activities of discontinued operations	—	—	1.6
	$249.3	$261.0	$210.0
Net cash flows used in investing activities
Investing activities of continuing operations	$(108.4)	$(850.5)	$(36.6)
Investing activities of discontinued operations	—	—	1.0
	$(108.4)	$(850.5)	$(35.6)
Net cash flows (used in) provided by financing activities
Financing activities of continuing operations	$(135.1)	$207.6	$(148.3)
	$(135.1)	$207.6	$(148.3)

Cash flows from operating activities totaled $249.3 in 2015, compared to $261.0 in 2014, and $210.0 in 2013. Cash flows provided by continuing operations for 2015 was $249.3 compared to $261.0 and $208.4 in 2014 and 2013, respectively. 2015 was negatively impacted by $13.3 of payments for transaction and integration related expenses compared to $36.4 during 2014. Additionally, 2014 was negatively impacted by $27.4 of tax payments related to the repatriation of cash from certain non-U.S. subsidiaries to the U.S. Excluding these items, cash flows provided by operating activities totaled $262.6 and $324.8 for 2015 and 2014, respectively. This decrease in 2015 compared to 2014 primarily resulted from changes in working capital accounts during 2015 due to the timing of the collection of accounts receivable and the payment of accounts payable, along with a $20.0 contribution to the Company’s Cash Balance Plan during 2015. The increase in 2014 compared to 2013 was principally due to higher operating income from continuing operations, largely attributable to the contribution from Stream’s operations. There were no cash flows provided by discontinued operations for 2015 and 2014 compared to $1.6 in 2013 .

Cash flows used in investing activities were $108.4 during 2015, resulting from $109.2 of capital expenditures and $0.8 of proceeds from the maturity of short-term and other investments during that period. Cash flows used in investing activities were $850.5 during 2014, which included cash outflows of $802.6 (net of cash acquired) for the purchase of Stream, $116.7 of capital expenditures and $7.2 for the purchase of short-term investments, partially offset by $75.9 in proceeds from the maturity of short-term investments and $0.1 in proceeds from disposition of assets. Cash flows used in investing activities were $35.6 during 2013, which included $1.0 provided by discontinued operations, $63.8 of capital expenditures, $175.3 of purchases of short-term investments and $16.4 used for acquisitions, partially offset by $48.0 of proceeds from the disposition of assets and $170.9 in proceeds from the maturity of short-term investments.

Convergys Corporation 2015 Annual Report 27

Cash flows used in financing activities were $135.1 during 2015, compared to cash flows provided by financing activities of $207.6 in 2014 and cash flows used in financing activities of $148.3 during 2013. Activity in 2015 included repayments of other long-term debt of $57.5 and net proceeds from our Asset Securitization Facility of $20.0. Additionally, we settled in cash the repurchase of 3.1 of the Company’s common shares for $72.5, including $0.9 of shares repurchased but not settled prior to December 31, 2014 and excluding $0.9 of shares repurchased during the year that had not settled as of December 31, 2015. We also paid $29.6 in cash dividends and received $1.2 of excess tax benefits from share-based payment arrangements and $3.3 from the exercise of stock options. Activity during 2014 included $344.9 of net proceeds from the issuance of other long-term debt related to our new Credit Agreement entered into in connection with the acquisition of Stream and repayments of other long-term debt of $107.1. Additionally, we received net proceeds from our Asset Securitization Facility of $40.0, repurchased 2.3 of the Company’s common shares for $45.4, paid $26.2 in cash dividends and paid $2.0 of debt issuance costs. We also received $1.9 of excess tax benefits from share-based payment arrangements and $1.5 from the exercise of stock options. The impact of shares repurchased on our 2014 cash flows used in financing activities does not include approximately $0.9 of the Company’s common stock settled in cash subsequent to December 31, 2014. During 2013, we repurchased 7.0 shares of the Company’s common stock for $122.6, paid $23.8 in cash dividends and repaid $5.9 on outstanding borrowings. These items were partially offset by $2.8 received from the exercise of stock options and $1.2 from excess tax benefits from share-based compensation arrangements. The impact of share repurchases in 2013 includes the purchase of approximately 0.3 shares of the Company’s common stock for $3.6 in 2012, which was settled in 2013.

As of December 31, 2015, our credit ratings and outlook were as follows:

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

	2015	2014	2013
Net cash flow provided by operating activities under U.S. GAAP	$249.3	$261.0	$210.0
Capital expenditures, net of proceeds from disposal of assets	(109.2)	(116.7)	(63.8)
Free cash flows (a non-GAAP measure)	$140.1	$144.3	$146.2
Stream acquisition - cash paid for transaction and integration related expenses (A)	13.3	36.4	—
Cash paid for taxes related to repatriation of non-U.S. cash to partially fund the Stream acquisition (A)	—	27.4	—
Adjusted free cash flow (a non-GAAP measure)	$153.4	$208.1	$146.2

(A)	Since these payments were associated with investment activity, we have excluded these amounts from our adjusted free cash flow calculation.

Adjusted free cash flow was $153.4 for 2015, compared to $208.1 and $146.2 for 2014 and 2013, respectively. The decrease of $54.7 from 2014 primarily resulted from changes in working capital accounts during 2015 due to the timing of the collection of accounts receivable and the payment of accounts payable, along with a $20.0 contribution to the Company’s Cash Balance Plan during 2015. The increase in adjusted free cash flow of $61.9 from 2013 to 2014 was due to improved cash flows, including the acquired Stream operations and excluding the acquisition related items above.

We believe that free cash flow and adjusted free cash flow are useful to investors because they present the operating cash flow of the Company, excluding the capital that is spent to continue and improve business operations, such as investment in the Company’s existing businesses. Further, free cash flow and adjusted free cash flow provide an indication of the ongoing cash that is available

Convergys Corporation 2015 Annual Report 28

for debt repayment, returning capital to shareholders and other opportunities. We also believe the presentation of these measures enhances investors’ ability to analyze trends in the business and evaluate the Company’s underlying performance relative to other companies in the industry. Limitations associated with the use of free cash flow and adjusted free cash flow include that they do not represent the residual cash flow available for discretionary expenditures as they do not incorporate certain cash payments, including payments made on capital lease obligations or cash payments for business acquisitions. Management compensates for these limitations by utilizing the non-GAAP measures, free cash flow and adjusted free cash flow, and the GAAP measure, cash flows from operating activities, in its evaluation of performance.

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments
At December 31, 2015, total capitalization was $1,679.9, consisting of $340.8 of short-term and long-term debt and capital lease obligations, $1,276.2 of equity and $62.9 of temporary equity associated with the convertible debentures conversion feature. At December 31, 2014, total capitalization was $1,667.4, consisting of $375.9 of short-term and long-term debt and capital lease obligations, $1,227.2 of equity and $64.3 of temporary equity associated with the convertible debentures conversion feature. The total debt-to-capital ratio at December 31, 2015 was 20.3%, which compared to 22.5% at December 31, 2014. This decrease primarily resulted from a decrease in total debt outstanding under the Company’s Term Loan.

On February 28, 2014, the Company entered into a Credit Agreement establishing an unsecured credit facility in the aggregate amount of $650.0 (Credit Agreement). In connection with entering into the Credit Agreement, Convergys terminated its $300.0 Four-Year Competitive Advance and Revolving Credit Facility Agreement dated March 11, 2011. The Credit Agreement consists of unsecured term loans (the Term Loan) in the initial aggregate amount of $350.0, and an unsecured revolving credit facility (the Revolving Credit Facility) in the amount of $300.0. The Company recorded the initial carrying amount of the Term Loan at $344.9, reflecting a discount of $5.1 resulting from fees paid directly to the lenders at issuance. The discount will be amortized over the life of the Term Loan using the effective interest rate method (2.6% as of December 31, 2015), and is included in interest expense in the Consolidated Statements of Income. The Term Loan and the Revolving Credit Facility mature on March 3, 2019, unless extended pursuant to the terms of the Credit Agreement. Outstanding amounts bear interest at the applicable rate described in the Credit Agreement. During 2015 and 2014, the Company made voluntary Term Loan principal payments of $50.0 and $85.0, respectively. The next required principal payment is due March 3, 2019. While amounts borrowed and repaid under the Revolving Credit Facility may be re-borrowed, amounts repaid under the Term Loan may not be borrowed again under the Credit Agreement. Total borrowing capacity remaining under the Revolving Credit Facility was $300.0, with $215.0 outstanding principal on the Term Loan, as of December 31, 2015. The Credit Agreement contains certain affirmative and negative covenants, as well as terms and conditions that are customary for credit facilities of this type, including financial covenants for leverage and interest coverage ratios. The Company was in compliance with all covenants at December 31, 2015.

During 2009, Convergys issued $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) in exchange for $122.5 of 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009, pursuant to an exchange offer. The entire balance of the 2029 Convertible Debentures remained outstanding and was convertible at the option of the holders as of December 31, 2015 and 2014.

During January 2014, the Company extended the terms of an asset securitization facility collateralized by accounts receivable of certain of the Company’s subsidiaries, with a purchase limit of $150.0 expiring in January 2017. During June 2015, the Company amended the asset securitization facility to include the receivables of certain of the Company’s Stream subsidiaries. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. During March 2015, the Company entered into an amendment to the asset securitization facility to adjust the maximum Debt-to EBITDA ratio permitted under the terms of the facility. As of December 31, 2015 and 2014, Convergys had drawn $60.0 and $40.0, respectively, in available funding from qualified receivables. Amounts drawn under this facility have been classified as long-term debt within the Consolidated Balance Sheets.

During 2015, we repurchased 3.1 of our common shares for $72.5 pursuant to share repurchase authorizations approved by the Company’s Board of Directors. At December 31, 2015, the Company had the authority to repurchase an additional $214.7 of outstanding common shares pursuant to current authorizations. This is reflective of approval by the Company’s Board of Directors in August 2015 to increase the remaining authorized share repurchases to $250.0 in the aggregate. The timing and terms of any future transactions will depend on a number of considerations including market conditions, our available liquidity and capital needs, and limits on share repurchases that may be applicable under the covenants in our Credit Agreement.

Convergys Corporation 2015 Annual Report 29

The following summarizes our contractual obligations at December 31, 2015, and the effect such obligations are expected to have on liquidity and cash flows in future periods:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	After 3 Years
Debt and capital lease obligations (1)	$406.8	$3.4	$278.0	$125.4
Debt interest (2)	115.7	13.2	32.2	70.3
Operating leases (3)	362.9	97.9	168.6	96.4
Pension contributions (4)	41.0	—	6.0	35.0
Unrecognized tax benefits (5)	—	—	—	—
Total	$926.4	$114.5	$484.8	$327.1

(1)	See Note 7 of the Notes to Consolidated Financial Statements for further information.

(2)
This includes interest expense on fixed and variable rate debt in addition to capital lease obligations. This includes only the cash component of interest expense on our 2029 Convertible Debentures, assumes the December 31, 2015 interest rate of 1.50% on the Asset Securitization Facility and assumes the December 31, 2015 interest rate of 2.2% and minimum amortization payments on the Term Loan.

(3)	See Note 11 of the Notes to Consolidated Financial Statements for further information.

(4)
The Company met its Employee Retirement Income Security Act of 1974 (ERISA) funding requirements for the 2015 plan year with contributions made in January 2015. Estimates for 2016 and beyond assume a 6.75% return on assets and Bipartisan Budget Act of 2015 interest rates. Actual cash payments may vary based upon actual performance.

(5)
Unrecognized tax benefits of $31.6 are excluded from this table as the uncertainty related to the amount and period of any cash settlement prevents the Company from making a reasonably reliable estimate.

At December 31, 2015, we had outstanding letters of credit and bond obligations of approximately $26.0 related to performance guarantees, and $30.0 related to performance guarantees for our former HR Management line of business. Upon completion of the sale of the HR Management business to NorthgateArinso, we continue to be responsible for these bond obligations. Although NorthgateArinso is obligated to indemnify the Company for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, at December 31, 2015, the Company maintained a liability of approximately $0.2 for these obligations. We believe that any guarantee obligation that may arise related to performance and payment guarantees of continuing operations will not be material. The Company’s guarantee for this bond obligation expires in August 2016. The Company also has future purchase commitments with telecommunications and transportation providers of $54.1 at December 31, 2015.

During 2014 and 2015, our Board of Directors approved, and the Company has paid, the following dividends per common share:

Announcement Date	Record Date	Dividend Amount	Payment Date
February 5, 2014	March 21, 2014	$0.06	April 4, 2014
May 12, 2014	June 19, 2014	$0.07	July 3, 2014
August 11, 2014	September 19, 2014	$0.07	October 3, 2014
November 5, 2014	December 26, 2014	$0.07	January 9, 2015
February 18, 2015	March 20, 2015	$0.07	April 3, 2015
May 5, 2015	June 18, 2015	$0.08	July 2, 2015
August 4, 2015	September 18, 2015	$0.08	October 2, 2015
November 4, 2015	December 24, 2015	$0.08	January 8, 2016

On February 23, 2016, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.08 per common share to be paid on April 8, 2016 to shareholders of record as of March 24, 2016.

The Board expects that future cash dividends will be paid on a quarterly basis. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on our future earnings, cash flow, financial condition, financial covenants and other relevant factors. We intend to continue to use cash dividends as a means of returning capital to our shareholders, subject to our Board’s determination that cash dividends are in the best interests of our shareholders.

Convergys Corporation 2015 Annual Report 30

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

Interest Rate Risk
At December 31, 2015, Convergys had $275.0 of variable rate debt outstanding under the Term Loan and Asset Securitization Facility, which exposes Convergys to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $2.8 per year.

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

We serve many of our U.S.-based clients using contact center capacity outside of the U.S., primarily in the Philippines, India, Canada, China, Malaysia, Egypt, Costa Rica, Colombia, Dominican Republic, El Salvador, Nicaragua and Honduras. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to deliver services under these contracts are denominated in the local currency of the country where services are provided, which represents a foreign exchange exposure. Additionally, we have certain client contracts that are priced in Australian dollars, for which a substantial portion of the costs to deliver services are denominated in other currencies. As of December 31, 2015, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with several financial institutions to acquire a total of PHP 37,623.0 at a fixed price of $823.4 at various dates through December 2018, INR 10,932.0 at a fixed price of $156.2 at various dates through December 2018 and CAD 40.7 at a fixed price of $32.3 at various dates through April 2018 and COP 10,000.0 at a fixed price of $3.2 at various dates through May 2016, and to sell a total of AUD 36.0 at a fixed price of $25.8 at various dates through December 2016. The fair value of these derivative instruments as of December 31, 2015 is presented in Note 13 of the Notes to Consolidated Financial Statements. The potential loss in fair value at December 31, 2015 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $98.9. This loss would be substantially mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into hedging contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of December 31, 2015, the fair value of these derivatives not designated as hedges was a $0.1 receivable.

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

Convergys Corporation 2015 Annual Report 31

We have identified below the accounting policies and estimates that we believe are most critical in preparing our statements of financial condition and operating results. We have reviewed these critical accounting policies and estimates and related disclosures with the Audit Committee of our Board of Directors.

Goodwill
The Company has recorded on its Consolidated Balance Sheets goodwill of $830.3 and $850.7 at December 31, 2015 and 2014, respectively. This decrease in 2015 was due to foreign currency translation during the year. The Company tests goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable.

The Company’s reporting units are Customer Management - Agent Services and Customer Management - Customer Interaction Technology (CIT). Goodwill is allocated to the reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it generally no longer retains its identification with a particular acquisition, but instead becomes identified with a reporting unit as a whole. As a result, all of the fair value of each reporting unit is available to support the value of goodwill allocated to the unit. For 2015, the Company tested goodwill for the Customer Management – Agent Services reporting unit, which includes 100% of the Company’s goodwill balance.

The Company first assesses a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, and entity specific factors such as strategies and financial performance, when evaluating potential impairment for goodwill. If, after completing such assessment, it is determined more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test.

The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit (Step 1). If the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and no further analysis is necessary. If the carrying amount of the reporting unit exceeds the fair value, there is an indication of potential impairment and a second step of testing is performed to measure the amount of the impairment, if any, for that reporting unit.

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

Fair value of the reporting unit is determined using the income approach with corroboration from the market approach. Under the market approach, fair value is based on revenue and earnings multiples for guideline public companies in the reporting unit’s peer group. The market approach requires judgment regarding the selection of guideline companies. Under the income approach, fair value is dependent on the present value of net cash flows to be derived from ownership of the reporting unit. The income approach requires significant judgment including estimates about future cash flows and discount rates. The forecasted cash flows are based upon the Company’s long-term strategic business plan, and a terminal value is used to estimate the reporting unit’s cash flows beyond this plan. The discount rate represents the weighted-average cost of capital, which is an estimate of the overall after-tax rate of return required by equity and debt market participants of a business enterprise. Both the market and income approaches require the use of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows. Discount rate assumptions are based upon an assessment of the risk inherent in the future cash flows. The assumptions used in the current year models are generally consistent with the prior year models.

The most recent annual impairment test performed as of October 1, 2015, indicated that the fair value of the Customer Management - Agent Services reporting unit was substantially in excess of its carrying value. However, future impairment charges could be required if a divestiture decision is made or other significant economic events occur with respect to the reporting unit. Subsequent to our October 1, 2015 annual impairment test, no indications of an impairment were identified.

Other Intangible Assets

Convergys Corporation 2015 Annual Report 32

At December 31, 2015, we had other intangible assets, net of amortization, with a carrying value of $320.9, which consisted of $309.4 in customer relationships, $8.7 in tradenames and $2.8 in software, which is classified in property, plant and equipment on the Consolidated Balance Sheets. As amortizable intangible assets, the Company evaluates the intangible assets for recoverability on an annual basis or if events or circumstances indicate a possible inability to recover their carrying amounts, by comparing estimates of undiscounted future cash flows to the carrying values of the related assets. Based on the results of testing, no impairment charges were recognized in 2015.

Property, Plant and Equipment
The cost of property, plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets. Buildings are generally depreciated over a 30-year life, software over a three- to ten-year life and equipment generally over a three- to five-year life. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Depreciation expense for assets held under captial lease is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease. The Company reviews property, plant and equipment asset groups for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company monitors these changes and events on at least a quarterly basis. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset group, or a current expectation that an asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the property, plant and equipment asset groups, as well as specific appraisals in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other property, plant and equipment asset groups. If the future undiscounted cash flows result in a value that is less than the carrying value, then the long-lived asset is considered impaired and a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair value. Various factors that the Company uses in determining the impact of these assessments include the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such asset groups, and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. As judgment is involved in determining the fair value of property, plant and equipment asset groups, there is risk that the carrying value of these assets may require adjustment in future periods.

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

The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical pretax and taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and the Company’s tax methods of accounting.

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

Convergys Corporation 2015 Annual Report 33

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

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion and analysis of recently issued accounting pronouncements and their impact on Convergys, see Note 2 of Notes to Consolidated Financial Statements.

Convergys Corporation 2015 Annual Report 34

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by Item 7A is included in Item 7 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Beginning on page 36 are the Consolidated Financial Statements with applicable notes and the related Report of Independent Registered Public Accounting Firm, the supplementary financial information specified by Item 302 of Regulation S-K and Financial Statement Schedule II – Valuation and Qualifying Accruals.

Convergys Corporation 2015 Annual Report 35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Convergys Corporation

We have audited the accompanying consolidated balance sheets of Convergys Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convergys Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Convergys Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cincinnati, Ohio
February 23, 2016

Convergys Corporation 2015 Annual Report 36

CONSOLIDATED STATMENTS OF INCOME

	Year Ended December 31,
(Amounts in millions except per share amounts)	2015	2014	2013
Revenues	$2,950.6	$2,855.5	$2,046.1
Costs and Expenses:
Cost of providing services and products sold (1)	1,877.5	1,814.5	1,335.1
Selling, general and administrative	684.6	677.1	465.0
Research and development costs	7.1	7.7	8.2
Depreciation	141.5	142.9	85.5
Amortization	27.0	24.7	5.3
Restructuring charges	7.2	1.7	5.4
Asset impairment charges and other	—	(1.6)	1.5
Transaction and integration costs	11.3	37.7	2.7
Total costs and expenses	2,756.2	2,704.7	1,908.7
Operating Income	194.4	150.8	137.4
Other income (expense), net	0.8	(2.2)	5.1
Interest expense	(18.2)	(19.3)	(11.5)
Income before Income Taxes	177.0	129.3	131.0
Income tax expense	8.6	12.8	72.5
Income from Continuing Operations, net of tax	168.4	116.5	58.5
Income from Discontinued Operations, net of tax	0.6	3.5	2.4
Net Income	$169.0	$120.0	$60.9
Basic Earnings per Common Share:
Continuing Operations	$1.72	$1.16	$0.57
Discontinued Operations	0.01	0.03	0.02
Basic Earnings per Common Share	$1.73	$1.19	$0.59
Diluted Earnings per Common Share:
Continuing Operations	$1.60	$1.10	$0.54
Discontinued Operations	0.01	0.03	0.02
Diluted Earnings per Common Share	$1.61	$1.13	$0.56
Weighted Average Common Shares Outstanding:
Basic	98.1	100.7	103.3
Diluted	104.7	106.2	109.2

Cash dividends declared per share	$0.31	$0.27	$0.24

(1)	Exclusive of depreciation and amortization, with the exception of amortization of deferred charges.

The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2015 Annual Report 37

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2015	2014	2013
Net Income	$169.0	$120.0	$60.9
Other Comprehensive (Loss) Income, net of tax:
Foreign currency translation adjustments	(37.1)	(36.2)	(1.3)
Change related to pension liability (net of tax (expense) benefit of ($3.2), $8.6 and ($17.1))	9.8	(15.2)	26.2
Unrealized (loss) gain on hedging activities (net of reclassification adjustments and net of tax benefit (expense) of $4.9, ($2.9) and $21.4)	(7.8)	4.2	(33.9)
Total other comprehensive loss	(35.1)	(47.2)	(9.0)
Total Comprehensive Income	$133.9	$72.8	$51.9

The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2015 Annual Report 38

CONSOLIDATED BALANCE SHEETS

	At December 31,
(Amounts in millions)	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$204.7	$198.9
Short-term investments	12.2	13.0
Receivables, net of allowances of $5.3 and $8.1	536.3	511.1
Prepaid expenses	37.9	28.9
Other current assets	32.3	31.8
Total current assets	823.4	783.7
Property and equipment, net	329.1	367.8
Goodwill	830.3	850.7
Other intangibles, net	318.1	355.2
Deferred income tax assets	14.6	15.0
Other assets	42.6	43.7
Total Assets	$2,358.1	$2,416.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Debt and capital lease obligations maturing within one year	$3.4	$7.5
Payables and other current liabilities	335.0	360.4
Total current liabilities	338.4	367.9
Long-term debt and capital lease obligations	337.4	368.4
Deferred income tax liabilities	176.0	175.8
Accrued pension liabilities	92.1	116.9
Other long-term liabilities	75.1	95.6
Total liabilities	1,019.0	1,124.6

Convertible debentures conversion feature	62.9	64.3
Shareholders’ Equity:
Preferred shares—without par value, 5.0 authorized; none issued or outstanding	—	—
Common shares—without par value, 500.0 authorized; 190.4 and 189.8 issued, 96.8 and 99.4 outstanding, as of December 31, 2015 and December 31, 2014, respectively	1,095.5	1,077.5
Treasury stock—93.5 shares in 2015 and 90.4 in 2014	(1,563.7)	(1,491.2)
Retained earnings	1,846.2	1,707.6
Accumulated other comprehensive loss	(101.8)	(66.7)
Total shareholders’ equity	1,276.2	1,227.2
Total Liabilities and Shareholders’ Equity	$2,358.1	$2,416.1

The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2015 Annual Report 39

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in millions)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$169.0	$120.0	$60.9
Income from discontinued operations, net of tax	0.6	3.5	2.4
Income from continuing operations, net of tax	168.4	116.5	58.5
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	168.5	167.6	90.8
Asset impairment charges and other	—	(1.6)	1.5
Deferred income tax expense (benefit)	4.6	(67.7)	63.9
Stock compensation expense	15.7	8.4	13.4
Changes in assets and liabilities, net of acquisitions:
Change in receivables	(34.6)	(12.9)	4.5
Change in other current assets	(9.9)	22.5	10.3
Change in deferred charges, net	1.8	1.9	1.3
Change in other assets and liabilities	(35.2)	15.8	(3.6)
Change in payables and other current liabilities	(30.0)	10.5	(32.2)
Net cash provided by operating activities of continuing operations	249.3	261.0	208.4
Net cash provided by operating activities of discontinued operations	—	—	1.6
Net cash provided by operating activities	249.3	261.0	210.0
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(109.2)	(116.7)	(63.8)
Proceeds from disposition of assets	—	0.1	48.0
Purchase of short-term and other investments	—	(7.2)	(175.3)
Proceeds from maturity of short-term and other investments	0.8	75.9	170.9
Acquisitions, net of cash acquired	—	(802.6)	(16.4)
Net cash used in investing activities of continuing operations	(108.4)	(850.5)	(36.6)
Net cash provided by investing activities of discontinued operations	—	—	1.0
Net cash used in investing activities	(108.4)	(850.5)	(35.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of other long-term debt	—	344.9	—
Repayments of other long-term debt (term loan and capital lease obligations)	(57.5)	(107.1)	(5.9)
Proceeds from Asset Securitization Facility	822.0	514.0	—
Repayment of Asset Securitization Facility	(802.0)	(474.0)	—
Repurchase of common shares	(72.5)	(45.4)	(122.6)
Proceeds from exercise of stock options	3.3	1.5	2.8
Cash paid for debt issuance costs	—	(2.0)	—
Payments of dividends	(29.6)	(26.2)	(23.8)
Excess tax benefit from share-based payment arrangements	1.2	1.9	1.2
Net cash (used in) provided by financing activities	(135.1)	207.6	(148.3)
Net increase (decrease) in cash and cash equivalents	5.8	(381.9)	26.1
Cash and cash equivalents at beginning of period	198.9	580.8	554.7
Cash and cash equivalents at end of period	$204.7	$198.9	$580.8
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$15.0	$16.6	$11.2
Income taxes paid (refunded), net	$42.8	$52.7	$(5.7)

 The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2015 Annual Report 40

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in millions)	Number of Common Shares	Common Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2012	187.5	$1,133.0	$(1,329.2)	$1,578.6	$(10.5)	$1,371.9
Issuance of common shares	1.4	—	—	—	—	—
Treasury shares issued for share-based plans, net	—	0.1	2.6	—	—	2.7
Tax related to share-based arrangements, net of excess tax benefits	—	(9.4)	—	—	—	(9.4)
Proceeds from exercise of stock options	—	2.8	—	—	—	2.8
Repurchase of common shares	—	—	(119.0)	—	—	(119.0)
Net income	—	—	—	60.9	—	60.9
Other comprehensive loss	—	—	—	—	(9.0)	(9.0)
Cash dividends declared	—	—	—	(24.7)	—	(24.7)
Amortization of stock-based compensation	—	13.4	—	—	—	13.4
Convertible notes conversion feature	—	(65.5)	—	—	—	(65.5)
Balance at December 31, 2013	188.9	1,074.4	(1,445.6)	1,614.8	(19.5)	1,224.1
Issuance of common shares	0.9	—	—	—	—	—
Treasury shares issued for share-based plans, net	—	0.3	0.7	—	—	1.0
Tax related to share-based arrangements, net of excess tax benefits	—	(8.3)	—	—	—	(8.3)
Proceeds from exercise of stock options	—	1.5	—	—	—	1.5
Repurchase of common shares	—	—	(46.3)	—	—	(46.3)
Net income	—	—	—	120.0	—	120.0
Other comprehensive income	—	—	—	—	(47.2)	(47.2)
Cash dividends declared	—	—	—	(27.2)	—	(27.2)
Amortization of stock-based compensation	—	8.4	—	—	—	8.4
Convertible notes conversion feature	—	1.2	—	—	—	1.2
Balance at December 31, 2014	189.8	1,077.5	(1,491.2)	1,707.6	(66.7)	1,227.2
Issuance of common shares	0.6	—	—	—	—	—
Tax related to share-based arrangements, net of excess tax benefits	—	(2.4)	—	—	—	(2.4)
Proceeds from exercise of stock options	—	3.3	—	—	—	3.3
Repurchase of common shares	—	—	(72.5)	—	—	(72.5)
Net income	—	—	—	169.0	—	169.0
Other comprehensive loss	—	—	—	—	(35.1)	(35.1)
Cash dividends declared	—	—	—	(30.4)	—	(30.4)
Amortization of stock-based compensation	—	15.7	—	—	—	15.7
Convertible notes conversion feature	—	1.4	—	—	—	1.4
Balance at December 31, 2015	190.4	$1,095.5	$(1,563.7)	$1,846.2	$(101.8)	$1,276.2

Convergys Corporation 2015 Annual Report 41

The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2015 Annual Report 42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions except per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Convergys Corporation is a global customer management leader, focused on bringing value to its clients through every customer interaction. Convergys has approximately 130,000 employees working in more than 150 locations in 31 countries, interacting with our clients’ customers in 58 languages.

On March 3, 2014, Convergys completed its acquisition of SGS Holdings, Inc. (Stream), a global customer management leader, providing technical support, customer care and sales, for Fortune 1000 companies. This acquisition expanded the Company’s geographic footprint and capabilities and added approximately 40,000 employees in 22 countries. Stream’s complementary client portfolio further diversified Convergys’ client base through the addition of leading technology, communications and other clients. Stream operating results are included in Convergys’ Consolidated Statements of Income beginning March 3, 2014.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and U.S. Securities and Exchange Commission regulations. The Consolidated Financial Statements include the accounts of the Company’s majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated upon consolidation.

Reclassification
Certain prior year balances in the Consolidated Balance Sheet have been reclassified to conform to the current year presentation. The reclassifications were not material to the Consolidated Financial Statements. See New Accounting Pronouncements section for further discussion.

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

The Company’s results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, and government fiscal policies, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries insurance in an amount and scope that the Company believes are appropriate, the Company could be adversely affected by civil, criminal, regulatory or administrative actions, claims or proceedings.

Foreign Currency Translation
Assets and liabilities of foreign operations are translated to U.S. dollars at year-end exchange rates. Revenues and expenses are translated at average exchange rates for the related period. Translation adjustments are accumulated and reflected as adjustments to other comprehensive (loss) income, a component of Shareholders’ Equity, and included in net earnings only upon sale or liquidation of the underlying foreign subsidiary. Gains or losses resulting from foreign exchange transactions related to balance sheet positions are recorded in the Consolidated Statements of Income within Other (expense) income, net.

Revenue Recognition
Revenues mostly consist of fees generated from outsourced services provided to the Company’s clients. More than 95% of the Company’s revenues are derived from agent-related services. The Company typically recognizes these revenues as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. The remaining revenues are derived from the sale of premise-based and hosted automated self-care and technology solutions and provision of professional services. Revenues from the sale of these solutions and provision of services are typically recognized as services are provided over the duration of the contract using contractual rates. These contracts are typically one year or less in duration.

Revenues are recognized only when the services are performed, there is evidence of an arrangement, the Company determines that the fee is fixed and determinable and collection of the fee included in the arrangement is considered probable. When determining whether the fee is considered fixed and determinable and collection is probable, the Company considers a number of factors including the creditworthiness of the client and the contractual payment terms. If a client is not considered creditworthy, recognition

Convergys Corporation 2015 Annual Report 43

of all revenue under arrangements with that client is deferred until receipt of cash. If payment terms extend beyond what is considered customary or standard in the related industry and geographic location, recognition of the revenue is deferred until the related fees become due and payable.

Certain contracts have performance-related bonus provisions that require the client to pay us a bonus based upon our meeting agreed-upon service levels and performance metrics. These bonuses are recognized only after required measurement targets are met and the other criteria for recognition are satisfied.

Stock-Based Compensation
The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. Stock-based compensation cost for restricted stock awards and restricted stock shares and performance restricted stock units is measured based on the closing fair market value of the Company’s common shares on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model. The Company recognizes stock-based compensation cost as expense for awards other than its performance-based restricted stock units ratably on a straight-line basis over the requisite service period. The Company recognizes stock-based compensation cost associated with its performance based restricted stock units over the requisite service period if it is probable that the performance conditions will be satisfied. The Company will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. Tax benefits related to stock compensation expense are reported as financing cash flow and tax expenses are reported as operating cash flow. Further, the Company applies an estimated forfeiture rate to unvested awards when computing the stock compensation-related expenses.

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

Convergys Corporation 2015 Annual Report 44

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and short-term, highly liquid investments with original maturities of three months or less.

Receivables and Allowance for Doubtful Accounts
Trade receivables are comprised primarily of amounts owed to the Company by clients and are presented net of an allowance for doubtful accounts of $5.3 and $8.1 at December 31, 2015 and 2014, respectively. Contracts with individual clients determine when receivables are due, generally within 30-60 days, and whether interest is accrued on late payments.

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

Property and Equipment
Property and equipment are stated at cost. Depreciation is based on the straight-line method over the estimated useful lives of the assets. Buildings are generally depreciated over a 30-year life, software over a three- to ten-year life and equipment generally over a three- to five-year life. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Depreciation expense for assets held under captial lease is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease. Included within Property and equipment is initial cost of $13.2 related to assets under capital lease arrangements.

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

Internal Use Software
The Company capitalizes certain expenditures for software that is purchased or internally developed for use in the business. During 2015, 2014, and 2013, amounts capitalized for internally developed software were $14.2, $4.9 and $1.0, respectively. The increase in capitalized costs during 2015 is a result of certain information technology infrastructure initiatives. Amortization of internal use software begins when the software is ready for service and continues on the straight-line method over the estimated useful life, generally ranging from three to ten years.

Business Combinations
Accounting for acquisitions requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with corresponding adjustments to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are

Convergys Corporation 2015 Annual Report 45

recorded to our consolidated statements of operations. Refer to Note 3 of the Notes to the Consolidated Financial Statements for a discussion of the Stream acquisition.

Goodwill and Other Intangibles
As discussed more fully in Note 6, goodwill is reviewed at the reporting unit level for impairment as of October 1 each year and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable.

The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit (Step 1). If the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and no further analysis is necessary. If the carrying amount of the reporting unit exceeds the fair value, there is an indication of potential impairment and a second step of testing is performed to measure the amount of the impairment, if any, for that reporting unit.

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

Fair value of the reporting unit is determined using the income approach with corroboration from the market approach. Under the market approach, fair value is based on revenue and earnings multiples for guideline public companies in the reporting unit’s peer group. The market approach requires judgment regarding the selection of guideline companies. Under the income approach, value is dependent on the present value of net cash flows to be derived from ownership of the reporting unit. The income approach requires significant judgment including estimates about future cash flows and discount rates.

Other intangibles, primarily customer relationship assets and trademarks, are amortized over a straight-line basis with estimated useful lives ranging from four to seventeen years and are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts.

Postemployment Benefits
The funded status of the Company’s pension and other postretirement benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (PBO) and, for the other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation (APBO). The PBO represents the actuarial present value of benefits expected to be paid upon retirement. For active plans, the present value reflects estimated future compensation levels. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. The measurement of the benefit obligation is based on the Company’s estimates and actuarial valuations. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain key assumptions that require significant judgment, including, but not limited to, estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates. For additional information regarding plan assumptions and the current financial position of the pension and other postretirement plans, see Note 9.

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

Derivative Instruments

Convergys Corporation 2015 Annual Report 46

The Company’s risk management strategy includes the use of derivative instruments to reduce the effects on its operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. The Company currently uses only cash flow hedges. These instruments are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. The Company generally enters into hedging contracts expiring within 36 months as hedges of anticipated cash flows denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. In using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to counterparty credit risk.

All derivatives, including foreign currency exchange contracts, are recognized in the Consolidated Balance Sheets at fair value. Fair values for the Company’s derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. On the date the derivative contract is entered into, the Company determines whether the derivative contract qualifies for designation as a hedge. For derivatives that are designated as hedges, the Company further designates the hedge as either a fair value or cash flow hedge; all currently existing hedges have been designated as cash flow hedges. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are reported as a component of Other Comprehensive (Loss) Income and reclassified into earnings in the same line-item associated with the forecasted transaction and in the same periods during which the hedged transaction impacts earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to forecasted transactions, respectively. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

The Company also periodically enters into hedging contracts that are not designated as hedges. The purpose of the majority of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. The Company records changes in the fair value of these derivative instruments in the Consolidated Statements of Income within Other income, net.

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

New Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating into current and non-current amounts. This update is effective for interim and annual periods beginning after December 15, 2016 and may be applied on a prospective or retrospective basis. The Company elected to early adopt this standard on a retrospective basis as of December 31, 2015. The impact of this change in accounting principle on balances previously reported as of December 31, 2014 was as follows:

Convergys Corporation 2015 Annual Report 47

	As of December 31, 2014
Consolidated Balance Sheet Caption	Previously Reported	Change	Currently Reported
Total current assets	$890.9	(107.2)	$783.7
Total Assets	$2,516.5	(100.4)	$2,416.1
Total current liabilities	$368.5	(0.6)	$367.9
Total Liabilities	$1,225.0	(100.4)	$1,124.6

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This ASU is effective for interim and annual periods beginning after December 15, 2015 and is required to be applied retrospectively. This standard is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition, and apply existing guidance under ASC Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. This update will be applied prospectively and is effective for interim and annual periods beginning after December 15, 2015.  This standard is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The standard will apply one comprehensive revenue recognition model across all contracts, entities and sectors. The core principal of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Once effective, this ASU will replace most of the existing revenue recognition requirements in U.S. GAAP. This update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently assessing the effect that adoption of the new standard, including possible adoption alternatives, will have on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU changes the criteria for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results.  This update was applied prospectively and became effective for annual periods, and interim periods within those years, beginning after December 15, 2014.  This standard did not have a material effect on the Company's consolidated financial statements, but will impact the reporting of any future dispositions.

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

The total purchase price, net of cash acquired, was $802.6, which was funded using available cash, borrowings under the Accounts Receivable Securitization Facility and proceeds from a $350.0 term loan under the Company’s February 28, 2014 Credit Agreement (the Credit Agreement) (see Note 7 for further discussion).

The purchase price of Stream consisted of the following items:

Convergys Corporation 2015 Annual Report 48

Cash consideration for Stream stock (1)	$481.0
Cash consideration for Stream stock options (2)	16.1
Cash consideration for repayment of Stream 11.25% Senior Secured Notes (3)	243.0
Cash consideration for repayment of Stream 10.0% Promissory Notes (4)	19.3
Cash consideration for repayment of Stream Revolving Credit Facility (5)	63.4
Cash consideration for transaction expenses of Stream (6)	7.8
Total cash consideration	830.6
Cash acquired (7)	(28.0)
Net consideration transferred	$802.6

(1)	The cash consideration for the outstanding shares of Stream’s common stock, which includes final settlement for working capital. Stream outstanding common shares totaled 0.7 as of March 3, 2014.

(2)	The cash consideration paid for “in the money” stock option awards.

(3)	The cash consideration to repay Stream’s 11.25% Senior Secured Notes due 2014, which reflects the aggregate principal and interest amounts of $230.0 and $13.0, respectively, as of March 3, 2014.

(4)	The cash consideration to repay Stream’s 10.0% Promissory Notes, which reflects the aggregate principal and interest amounts of $16.1 and $3.2, respectively, as of March 3, 2014.

(5)	The cash consideration to repay Stream’s Revolving Credit Facility, which reflects the aggregate principal and interest amounts of $63.1 and $0.3, respectively, as of March 3, 2014.

(6)
Pursuant to the Merger Agreement, Convergys reimbursed the holders of Stream common stock for expenses incurred by Stream in connection with the merger. These expenses primarily related to third-party consulting services.

(7)	Represents the Stream cash balance acquired at acquisition.

The Company incurred $14.7 of transaction costs related to the Stream acquisition during 2014. These costs are included in Transaction and integration costs in the accompanying Consolidated Statements of Income.

Purchase Price Allocation

The Company accounted for Stream using the acquisition method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values. The following table summarizes the assets acquired and liabilities assumed at the date of acquisition:

March 3, 2014
Assets:
Receivables	$197.9
Other current assets	13.5
Property and equipment	159.3
Goodwill	276.5
Intangible assets	370.4
Other assets	7.9
Liabilities:
Accounts payable	$(12.3)
Accrued expenses	(100.3)
Other current liabilities	(3.6)
Debt	(34.6)
Deferred tax - net	(59.4)
Other long-term liabilities	(12.7)
Total purchase price	$802.6

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

Convergys Corporation 2015 Annual Report 49

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

Impact on Operating Results

The results of Stream’s operations have been included in Convergys’ Consolidated Financial Statements since the March 3, 2014 date of acquisition. The following table provides revenue and results of operations from the acquired Stream business included in Convergys’ 2014 results:

	Three Months Ended	Twelve Months Ended
	December 31, 2014	December 31, 2014
Revenues	$253.3	$834.8
Income before income taxes	$9.2	$11.2

The following unaudited pro forma information assumes the acquisition of Stream occurred at the beginning of the respective periods presented. The unaudited pro forma information presented below is for illustrative purposes only and does not reflect future events that may occur or any operating efficiencies or inefficiencies that may result from the Stream acquisition and related financing. Additionally, this unaudited pro forma information for the twelve months ended December 31, 2014 includes certain one-time costs associated with the Company’s integration of the acquired Stream operations. Therefore, the information is not necessarily indicative of results that would have been achieved had the business been combined during the periods presented or the results that the Company will experience going forward.

	Year Ended December 31,
Unaudited pro forma information	2014	2013
Revenues	$3,026.9	$3,061.8
Income from Continuing Operations, net of tax	$110.8	$56.0

Earnings from Continuing Operations per share
Basic	$1.10	$0.54
Diluted	$1.04	$0.51

Weighted average common shares outstanding
Basic	100.7	103.3
Diluted	106.2	109.2

4. DIVESTITURES AND DISCONTINUED OPERATIONS

Convergys Corporation 2015 Annual Report 50

Information Management
On May 16, 2012, the Company completed the sale of its Information Management line of business to NEC Corporation. During the periods presented, the Company recorded additional gains and losses as certain contingencies and tax positions related to Information Management were settled or adjusted.

The results of the Information Management business have been classified as discontinued operations for all periods presented. During 2014, the Company earned $8.2 in revenue under transition services agreements. All transition services agreements expired by June 30, 2014, and the Company has substantially eliminated the related costs.

Summarized operating results of the Information Management business are as follows:

	Year Ended December 31,
	2015	2014	2013
Gain (loss) on disposition	$0.2	$0.3	$(6.4)
Income (loss) before income taxes	0.2	0.3	(6.4)
Income tax benefit:
Benefit related to gain on disposition	(0.4)	(3.2)	(8.8)
Income from discontinued operations, net of tax	$0.6	$3.5	$2.4

5. EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY

Earnings per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

		Continuing Operations		Discontinued Operations		Total
Shares (in millions)	Shares	Net Income	Per Share Amount	Net Income	Per Share Amount	Per Share Amount
2015:
Basic EPS	98.1	$168.4	$1.72	$0.6	$0.01	$1.73
Effect of dilutive securities:
Stock-based compensation arrangements	0.8	—	(0.03)	—	—	(0.03)
Convertible Debt	5.8	—	(0.09)	—	—	(0.09)
Diluted EPS	104.7	$168.4	$1.60	$0.6	$0.01	$1.61
2014:
Basic EPS	100.7	$116.5	$1.16	$3.5	$0.03	$1.19
Effect of dilutive securities:
Stock-based compensation arrangements	1.0	—	(0.02)	—	—	(0.02)
Convertible Debt	4.5	—	(0.04)	—	—	(0.04)
Diluted EPS	106.2	$116.5	$1.10	$3.5	$0.03	$1.13
2013:
Basic EPS	103.3	$58.5	$0.57	$2.4	$0.02	$0.59
Effect of dilutive securities:
Stock-based compensation arrangements	1.2	—	(0.01)	—	—	(0.01)
Convertible Debt	4.7	—	(0.02)	—	—	(0.02)
Diluted EPS	109.2	$58.5	$0.54	$2.4	$0.02	$0.56

The diluted EPS calculation excludes 0.4 and 0.3 of performance-based restricted stock units granted in 2015 and 2014, respectively, as performance criteria have not yet been fully defined, thereby precluding a grant for accounting purposes due to a lack of a mutual understanding of the terms of the stock-based awards.

As described more fully in Note 7, during 2009, the Company issued approximately $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Convertible Debentures). The 2029 Convertible Debentures were

Convergys Corporation 2015 Annual Report 51

convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of $12.07 per share, or eighty-two and eighty-two hundredths shares per one thousand dollars in principal amount of debentures. The conversion rate is subject to adjustment for certain events outlined in the indenture governing the 2029 Convertible Debentures (the Indenture), including payment of dividends. As of December 31, 2015, the implied conversion price for the 2029 Convertible Debentures was $11.50 per share, or eighty-six and ninety-five hundredths shares per one thousand dollars in principal amount of debentures. There were 5.8, 4.5 and 4.7 dilutive shares related to the 2029 Convertible Debentures for 2015, 2014 and 2013, respectively.

Shareholders’ Equity
The Company repurchased 3.1 of its common shares during the year ended December 31, 2015 at an average price of $23.30 per share for a total of $72.5. Based upon the timing of transactions, $0.9 of the shares repurchased had not settled as of December 31, 2015. There were 2.3 shares repurchased during the year ended December 31, 2014. Below is a summary of the Company’s share repurchases during 2015, 2014 and 2013:

	Shares	Cost
2015	3.1	$72.5
2014	2.3	$46.3
2013	6.7	$119.0

At December 31, 2015, the Company had the authority to repurchase an additional $214.7 of outstanding common shares pursuant to share repurchase authorizations approved by the Company’s Board of Directors, including approval by the Company’s Board of Directors in August 2015 to increase the remaining authorized share repurchases to $250.0 in the aggregate. The timing and terms of any future transactions will depend on a number of considerations including market conditions, our available liquidity and capital needs, and limits on share repurchases that may be applicable under the covenants in our Credit Agreement.

Preferred Shares
The Company is authorized to issue up to 4.0 voting preferred shares, and 1.0 nonvoting preferred shares. At December 31, 2015 and 2014, there were no preferred shares issued or outstanding.

Dividends
During 2014 and 2015, the Company’s Board of Directors approved, and the Company has paid, the following dividends per common share:

Announcement Date	Record Date	Dividend Amount	Payment Date
February 5, 2014	March 21, 2014	$0.06	April 4, 2014
May 12, 2014	June 19, 2014	$0.07	July 3, 2014
August 11, 2014	September 19, 2014	$0.07	October 3, 2014
November 5, 2014	December 26, 2014	$0.07	January 9, 2015
February 18, 2015	March 20, 2015	$0.07	April 3, 2015
May 5, 2015	June 18, 2015	$0.08	July 2, 2015
August 4, 2015	September 18, 2015	$0.08	October 2, 2015
November 4, 2015	December 24, 2015	$0.08	January 8, 2016

On February 23, 2016, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.08 per common share to be paid on April 8, 2016 to shareholders of record as of March 24, 2016.

The Board expects that future cash dividends will be paid on a quarterly basis. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on the Company’s future earnings, cash flow, financial condition, financial covenants and other relevant factors.

6. GOODWILL AND OTHER INTANGIBLE AND LONG-LIVED ASSETS

Goodwill

Convergys Corporation 2015 Annual Report 52

The Company tests goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Goodwill impairment testing is performed at the reporting unit level, one level below the business segment. The Company’s reporting units are Customer Management - Agent Services and Customer Management - Customer Interaction Technology (CIT). As of December 31, 2015 and 2014, all goodwill was held by the Customer Management - Agent Services reporting unit.

The most recent annual impairment test performed as of October 1, 2015, indicated that the fair value of the Customer Management - Agent Services reporting unit was substantially in excess of its carrying value. However, impairment charges could be required if a divestiture decision is made or other significant economic events occur with respect to the reporting unit. Subsequent to our October 1, 2015 annual impairment test, no indications of an impairment were identified.

Below is a progression of goodwill for 2015 and 2014:

Balance at December 31, 2013	$589.4
Stream acquisition	277.5
Foreign currency and other	(16.2)
Balance at December 31, 2014	$850.7
Stream acquisition	(1.0)
Foreign currency and other	(19.4)
Balance at December 31, 2015	$830.3

Other Intangible Assets
The Company’s other intangible assets, primarily acquired through business combinations, are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts. No impairment charges were recognized in any period presented. As of December 31, 2015 and 2014, the Company’s other intangible assets consisted of the following:

2015	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified within Property and equipment, net)	$41.3	$(38.5)	$2.8
Trademarks	26.0	(17.3)	8.7
Customer relationships and other intangibles	458.1	(148.7)	309.4
Total	$525.4	$(204.5)	$320.9
2014
Software (classified within Property and equipment, net)	$41.3	$(34.8)	$6.5
Trademarks	26.5	(13.4)	13.1
Customer relationships and other intangibles	468.7	(126.6)	342.1
Total	$536.5	$(174.8)	$361.7

The intangible assets are being amortized using the following amortizable lives: 8 to 10 years for software, 4 years for trademarks and 1 to 17 years for customer relationships and other intangibles. The remaining weighted average depreciation period for software is approximately 1.0 year. The remaining weighted average amortization period for customer relationships and other intangibles is approximately 14.0 years. Amortization of software is included within depreciation expense as the underlying assets are classified within property and equipment.

Amortization expense for intangibles was $27.0, $24.7 and $5.3 for the years ended December 31, 2015, 2014 and 2013, respectively and the related estimated expense for the five subsequent fiscal years is as follows:

For the year ended 2016	$26.5
For the year ended 2017	26.4
For the year ended 2018	22.9
For the year ended 2019	22.2
For the year ended 2020	21.5
Thereafter	198.6

Convergys Corporation 2015 Annual Report 53

7. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following:

	At December 31,
	2015	2014
Term Loan, due 2019	$212.0	$261.0
Convertible Debentures, due 2029	62.1	60.7
Capital Lease Obligations	6.7	14.2
Accounts Receivable Securitization	60.0	40.0
Total debt	340.8	375.9
Less current maturities	3.4	7.5
Long-term debt	$337.4	$368.4
Weighted average effective interest rates:
Term Loan, due 2019	2.6%	1.9%
Accounts Receivable Securitization	1.3%	1.2%
Convertible Debentures, due 2029	6.9%	6.7%

Credit Facility
On February 28, 2014, the Company entered into a Credit Agreement establishing an unsecured credit facility in the aggregate amount of $650.0 (Credit Agreement). In connection with entering into the Credit Agreement, Convergys terminated its $300.0 Four-Year Competitive Advance and Revolving Credit Facility Agreement dated March 11, 2011. The Credit Agreement consists of unsecured term loans (the Term Loan) in the initial aggregate amount of $350.0, and an unsecured revolving credit facility (the Revolving Credit Facility) in the amount of $300.0. The Company recorded the initial carrying amount of the Term Loan at $344.9, reflecting a discount of $5.1 resulting from fees paid directly to the lenders at issuance. The discount will be amortized over the life of the Term Loan using the effective interest rate method (2.6% as of December 31, 2015), and is included in interest expense in the Consolidated Statements of Income. The Term Loan and the Revolving Credit Facility mature on March 3, 2019, unless extended pursuant to the terms of the Credit Agreement. Outstanding amounts bear interest at the applicable rate described in the Credit Agreement. During 2015 and 2014, the Company made voluntary Term Loan principal payments of $50.0 and $85.0, respectively. The next required principal payment is due March 3, 2019. While amounts borrowed and repaid under the Revolving Credit Facility may be re-borrowed, amounts repaid under the Term Loan may not be borrowed again under the Credit Agreement. Total borrowing capacity remaining under the Revolving Credit Facility was $300.0, with $215.0 outstanding principal on the Term Loan, as of December 31, 2015.

The Credit Agreement contains certain affirmative and negative covenants, as well as terms and conditions that are customary for credit facilities of this type, including financial covenants for leverage and interest coverage ratios. The Company’s interest coverage ratio cannot be less than 4.00 to 1.00 as determined as of the most recently ended period of four consecutive fiscal quarters. The Company’s net leverage ratio cannot be greater than 3.00 to 1.00 at anytime on or after the effective date of the Credit Agreement. In the event of default, the lenders may terminate the commitments and declare the amounts outstanding, and all accrued interest, fees and other obligations, immediately due and payable. The Company was in compliance with all covenants at December 31, 2015.

Convertible Debentures
During 2009, Convergys issued $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) in exchange for $122.5 of 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009, pursuant to an exchange offer. At the date of issuance, the Company recognized the liability component of the 2029 Convertible Debenture at its fair value of $56.3. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the value of the conversion feature at issuance, was recognized as the difference between the proceeds from the issuance of the debentures and the fair value of the liability component, after adjusting for the deferred tax impact of $32.7. The 2029 Convertible Debentures were issued at a coupon rate of 5.75%, which was below that of a similar instrument that does not have a conversion feature. Therefore, the valuation of the debt component, using the income approach, resulted in a debt discount. The debt discount is being amortized over the life of a similar debt instrument without a conversion feature, which the Company determined to equal the contractual maturity of the 2029 Convertible Debentures. Amortization is based upon the effective interest rate method and is included in interest expense in the Consolidated Statements of Income.

Convergys Corporation 2015 Annual Report 54

The 2029 Convertible Debentures, which pay a fixed rate of interest semi-annually, have a contingent interest component that will require the Company to pay additional interest if the trading price of the 2029 Convertible Debentures exceeds a specified threshold at specified times, commencing on September 15, 2019, as outlined in the Indenture. The maximum amount of contingent interest that will accrue is 0.75% per annum of the average trading price of the 2029 Convertible Debentures during the periods specified in the Indenture. The fair value of this embedded derivative was not significant at December 31, 2015 or 2014.

The Company is not entitled to redeem the 2029 Convertible Debentures prior to September 15, 2019. On or after September 15, 2019, the Company may redeem for cash all or part of the 2029 Convertible Debentures at par value plus accrued but unpaid interest if certain trading conditions of the Company’s common shares are satisfied. The holders of the 2029 Convertible Debentures have the option to require redemption at par value plus accrued but unpaid interest upon the occurrence of a fundamental change, a defined term in the Indenture.

The 2029 Convertible Debentures are convertible at the option of the holders on or after September 15, 2028 and prior to that date only under the following circumstances: (1) during any calendar quarter if the last reported sales price of the Company’s common shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price (currently $14.95) for the 2029 Convertible Debentures on each applicable trading day (hereinafter referred to as the Sales Price Condition); (2) during the five business day period immediately following any five consecutive trading day period (the Measurement Period) in which, as determined following a request by a holder of 2029 Convertible Debentures as provided in the Indenture, the trading price per $1,000 principal amount of 2029 Convertible Debentures for each trading day of such Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common shares and the applicable conversion rate for the 2029 Convertible Debentures on each such trading day; (3) if the Company elects to redeem any or all of the 2029 Convertible Debentures; or (4) upon the occurrence of specified corporate events pursuant to the terms of the Indenture. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2029 Convertible Debentures to be converted and pay or deliver, as the case may be, cash, common shares of the Company or a combination of cash and common shares of the Company, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2029 Convertible Debentures being converted.

The 2029 Convertible Debentures were convertible, subject to certain conditions, into common shares of the Company at an initial conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares per one thousand dollars in principal amount of debentures. As of December 31, 2015, the implied conversion price for the 2029 Convertible Debentures was $11.50 per share, or eighty-six and ninety-five hundredths shares per one thousand dollars in principal amount of debentures. The conversion rate is subject to adjustment for certain events outlined in the Indenture, including payment of dividends.

As of December 31, 2015 and December 31, 2014, the 2029 Convertible Debentures were convertible at the option of the holders. This conversion right was triggered upon satisfaction of the Sales Price Condition (the closing price of the Company’s common shares was greater than or equal to $14.95, 130% of the conversion price of the 2029 Convertible Debentures at December 31, 2015, for at least 20 of the last 30 consecutive trading days ending on December  31, 2015). As a result, the equity component of the 2029 Convertible Debentures equal to $62.9 (the difference between the par value and carrying value of the 2029 Convertible Debentures at December 30, 2015) has been classified as temporary equity within the December 31, 2015 Consolidated Balance Sheet since this amount was considered redeemable. The Company will reassess the convertibility of the 2029 Convertible Debentures and the related balance sheet classification on a prospective basis. There have been no conversions of the 2029 Convertible Debentures through the date of this filing.

Based on quoted market prices at December 31, 2015, the fair value of the $125.0 aggregate principal amount of the Company’s 2029 Convertible Debentures is $286.1.

Asset Securitization Facility
During January 2014, the Company extended the terms of an asset securitization facility collateralized by accounts receivable of certain of the Company’s subsidiaries, with a purchase limit of $150.0 expiring in January 2017. During June 2015, the Company amended the asset securitization facility to include the receivables of certain of the Company’s Stream subsidiaries. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. During March 2015, the Company entered into an amendment to the asset securitization facility to adjust the maximum Debt-to EBITDA ratio permitted under the terms of the facility. As of December 31, 2015 and 2014, Convergys had drawn $60.0 and $40.0, respectively, in available funding from qualified receivables. Amounts drawn under this facility have been classified as long-term debt within the Consolidated Balance Sheets.

Convergys Corporation 2015 Annual Report 55

At December 31, 2015, future minimum payments of the Company’s debt and capital lease arrangements (exclusive of any debt discounts) are as follows:

2016	$3.4
2017	61.8
2018	0.7
2019	215.5
2020	0.4
Thereafter	125.0
Total	$406.8

8. RESTRUCTURING

2015 Restructuring
During 2015, the Company recorded severance charges of $7.2 related to the Company’s ongoing efforts to refine its operating model and reduce costs, as well as headcount reductions resulting from certain client program completions. The 2015 actions impacted approximately 700 employees. The severance expense is included in Restructuring charges on the Consolidated Statements of Income and is expected to be substantially paid in cash by June 30, 2016. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Company’s Consolidated Balance Sheet, was $4.1 as of December 31, 2015.

During 2015, the Company also recorded restructuring expenses of $0.4 related to the integration of Stream. These amounts are included in Transaction and integration costs in the Consolidated Statements of Income and are expected to be substantially paid in cash by March 31, 2016. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Company’s Consolidated Balance Sheets, was $0.2 as of December 31, 2015.

2014 Restructuring
During 2014, the Company recorded severance charges of $11.0 related to the elimination of certain redundant executive and non-executive positions as a result of the Company’s integration of the Stream business. This severance activity impacted approximately 150 employees. These severance-related charges were fully paid in cash by September 30, 2015. The total remaining liability, which is included in Payables and other current liabilities in the Consolidated Balance Sheets, was $2.6 at December 31, 2014.

During 2014, the Company also recorded a severance charge of $1.7 related to restructuring actions impacting approximately 400 employees. These actions were initiated to continue the Company’s efforts to refine its operating model and reduce costs. These severance-related charges were fully paid in cash by December 31, 2015. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities in the Consolidated Balance Sheets, was $1.3 as of December 31, 2014.

2013 Restructuring
During 2013, the Company recorded a severance charge of $4.3, impacting approximately 800 employees. These actions were initiated to continue the Company’s efforts to refine its operating model and reduce costs. The Company also recorded other restructuring expense of $1.1 during 2013. These amounts were fully settled during 2014.

9. EMPLOYEE BENEFIT PLANS

Pensions
The Company sponsors a frozen defined benefit pension plan, which includes both a qualified and non-qualified portion, for all eligible employees (the cash balance plan) in the U.S and unfunded defined benefit plans for certain eligible employees in the Philippines, Malaysia and France (together with the cash balance plan, the defined benefit plans).The pension benefit formula for the cash balance plan is determined by a combination of compensation and age-based credits and annual guaranteed interest credits. The qualified portion of the cash balance plan has been funded through contributions made to a trust fund in accordance with the Pension Protection Act of 2006.

Based on the funded status of the cash balance plan and mandatory legislative requirements under the Pension Protection Act, beginning April 29, 2009, lump sum payments from the cash balance plan were partially restricted. In December 2012, the Company

Convergys Corporation 2015 Annual Report 56

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

Components of pension cost and other amounts recognized in other comprehensive income for the Company’s defined benefit plans are as follows:

	Year Ended December 31,
	2015	2014	2013
Service cost	$7.5	$7.1	$5.0
Interest cost on projected benefit obligation	10.5	10.5	10.8
Expected return on plan assets	(10.2)	(9.2)	(10.0)
Amortization and deferrals—net	10.4	8.1	11.6
Settlement charge	—	4.6	13.4
Total pension cost	$18.2	$21.1	$30.8
Other comprehensive income (loss)	$14.5	$(23.4)	$46.9

During 2014 and 2013, the Company recognized non-cash pension settlement charges of $4.6 and $13.4, respectively, resulting from a high volume of lump sum distributions. No such charge was recognized during 2015.

The reconciliation of the defined benefit plans’ projected benefit obligation and the fair value of plan assets for the years ended December 31, 2015 and 2014 are as follows:

	At December 31,
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$259.6	$228.1
Service cost	7.5	7.1
Interest cost	10.5	10.5
Assumed obligation from Stream	—	2.6
Actuarial loss (gain)	(16.2)	35.2
Benefits paid	(18.5)	(23.9)
Benefit obligation at end of year	$242.9	$259.6
Change in plan assets:
Fair value of plan assets at beginning of year	$150.5	$162.9
Actual return on plan assets	(0.4)	7.9
Employer contribution	25.6	3.6
Benefits paid	(18.5)	(23.9)
Fair value of plan assets at end of year	$157.2	$150.5
Funded status	$(85.7)	$(109.1)
Amounts recognized in the Consolidated Balance Sheets consisted of:
Current liability	$(6.4)	$(5.6)
Non-current liability	$(79.3)	$(103.5)
Accumulated other comprehensive loss	$(64.4)	$(78.9)

Accumulated other comprehensive loss at December 31, 2015 and 2014 includes unrecognized actuarial losses of $64.4 ($39.5 net of tax) and $78.9 ($47.2 net of tax), respectively. The actuarial loss included in accumulated other comprehensive loss that is expected to be recognized in net periodic pension cost during 2016 is $6.6. The accumulated benefit obligation for the defined benefit plans was $242.9 and $259.6 at December 31, 2015 and 2014, respectively.

Estimated future benefit payments from the defined benefit plans are as follows:

Convergys Corporation 2015 Annual Report 57

2016	$17.0
2017	34.0
2018	35.1
2019	36.1
2020	36.1
2021 - 2025	106.2
Total	$264.5

The Company also sponsors a non-qualified, unfunded executive deferred compensation plan (the EDCP), which permits eligible participants, including executive officers, to defer receipt of certain income.  The EDCP was frozen as of December 31, 2011 and reinstated, effective January 1, 2014. The Company matches up to 100% of the first 3% of a participant’s deferred amounts and 50% of a participant’s next 2% of deferred amounts.  The Company match under the EDCP is reduced by the Company match eligible to be received under the Company’s Retirement and Savings Plan.

Benefits for the EDCP are based on employee deferrals, matching contributions and investment earnings on participant accounts. As further described in Note 12, in December 2011, the Company made investments in certain securities which are held in a grantor trust for the benefit of participants of the executive deferred compensation plan. This investment was made in securities reflecting the hypothetical investment balances of plan participants.

Components of pension cost and other amounts recognized in other comprehensive loss for the EDCP are as follows:

	Year Ended December 31,
	2015	2014	2013
Service cost	$1.5	$1.3	$—
Interest cost on projected benefit obligation	0.4	0.5	0.4
Amortization and deferrals—net	—	—	0.2
Settlement gain	—	—	(0.3)
Total pension cost	$1.9	$1.8	$0.3
Other comprehensive loss	$(0.6)	$(0.8)	$(1.0)

The reconciliation of the EDCP projected benefit obligation for the years ended December 31, 2015 and 2014 is as follows:

	At December 31,
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$14.4	$14.2
Service cost	1.5	1.3
Interest cost	0.4	0.5
Actuarial loss	(0.6)	0.8
Benefits paid	(2.0)	(2.4)
Benefit obligation at end of year	$13.7	$14.4
Funded status	$(13.7)	$(14.4)
Amounts recognized in the Consolidated Balance Sheets consisted of:
Current liability	$(2.3)	$(2.3)
Non-current liability	$(11.4)	$(12.1)
Accumulated other comprehensive income (loss)	$1.1	$(0.5)

Convergys Corporation 2015 Annual Report 58

Accumulated other comprehensive loss at December 31, 2015 and 2014 includes unrecognized actuarial gains of $1.1 ($0.7 net of tax), and $0.5 ($0.3 net of tax). The accumulated benefit obligation for the EDCP was $13.7 and $14.4 at December 31, 2015 and 2014, respectively. There is no prior service cost expected to be recognized in net periodic pension cost during the year ending December 31, 2016.

Estimated future benefit payments from the EDCP are as follows:

2016	$2.3
2017	3.3
2018	1.7
2019	1.7
2020	2.2
2021 - 2025	9.5
Total	$20.7

The following weighted-average rates were used in determining the benefit obligations at December 31:

	2015			2014
Discount rate—projected benefit obligation	3.61%	-	5.56%	1.75%	-	4.90%
Future compensation growth rate	2.50%	-	4.50%	2.87%	-	4.00%
Expected long-term rate of return on plan assets	6.75%	-	7.00%	6.75%	-	7.00%

The following weighted-average rates were used in determining the pension cost for all years ended December 31:

	2015			2014			2013
Discount rate—projected benefit obligation	3.61%	-	5.56%	1.75%	-	4.90%	3.00%	-	4.61%
Future compensation growth rate	2.50%	-	4.50%	2.50%	-	4.00%	4.00%
Expected long-term rate of return on plan assets	6.75%	-	7.00%	6.75%	-	7.00%	6.75%	-	8.00%

The range of discount rates utilized in determining the pension cost and projected benefit obligation of the Company’s defined benefit plans reflects a lower prevalent rate applicable to the frozen cash balance plan for eligible employees in U.S. and a higher applicable rate for the unfunded defined benefit plan for certain eligible employees in the Philippines, France and Malaysia. The plans outside the U.S. represented approximately 16.3% and 15.4% of the Company’s total projected benefit obligation for all plans as of December 31, 2015 and 2014, respectively.

Change in Applying Discount Rate to Measure Benefit Costs
As of December 31, 2015, Convergys changed the method used to estimate the service and interest cost components of net periodic benefit cost for pension and other postretirement benefits.  This change in methodology is expected to result in a decrease in the service and interest cost components for pension and other postretirement benefit costs beginning in the first quarter of 2016.  Convergys historically estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.  Beginning in 2016, the Company has elected to utilize a full yield curve approach in the determination of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.  Convergys elected to make this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates.  This change does not affect the measurement of Convergys’ total benefit obligations at December 31, 2015 or net periodic pension cost recognized in 2015. Convergys has accounted for this change as a change in accounting estimate and accordingly has accounted for it prospectively.

The impact of this discount rate change compared to the previous method is expected to decrease estimated pension and other postretirement benefits service and interest cost by approximately $2.4 for 2016, or approximately $0.6 quarterly, with substantially all of the decrease attributable to interest cost.  These reductions in service and interest cost will be completely offset within the actuarial gain or loss caption when the plans are remeasured, which typically occurs during the fourth quarter.

As of December 31, 2015 and 2014, plan assets for the cash balance plan consisted of common/collective trusts (of which approximately 65% are invested in equity backed funds and approximately 35% are invested in funds invested in fixed income

Convergys Corporation 2015 Annual Report 59

instruments, including cash) and a private equity fund. At December 31, 2015, the Company’s targeted allocation was 65% equity and 35% fixed income. As of December 31, 2015, plan assets for the cash balance plan did not include any of the Company’s common shares, compared to $3.7 of the Company’s common shares included in plan assets at December 31, 2014. The investment objectives for the plan assets are to generate returns that will enable the plan to meet its future obligations. The Company’s expected long-term rate of return was determined based on the asset mix of the plan, projected returns, past performance and other factors. The Company contributed $20.0 and $10.0 in 2015 and 2014, respectively, to fund its cash balance plan, which satisfies its ERISA funding requirements through 2016. No plan assets are expected to be returned to the Company during 2016.

The following table sets forth by level, within the fair value hierarchy, the cash balance plan’s assets at fair value as of December 31, 2015 and 2014:

Investments	December 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/collective trusts:
Fixed income	$54.0	$—	$54.0	$—
U.S. large cap	61.8	—	61.8	—
U.S. small cap	10.6	—	10.6	—
International equity	28.0	—	28.0	—
Limited partnership	2.8	—	—	2.8
Total investments	$157.2	$—	$154.4	$2.8

Investments	December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/collective trusts:
Fixed income	$52.6	$—	$52.6	$—
U.S. large cap	55.1	—	55.1	—
U.S. small cap	10.1	—	10.1	—
International equity	25.6	—	25.6	—
Convergys common shares	3.7	3.7	—	—
Limited partnership	3.4	—	—	3.4
Total investments	$150.5	$3.7	$143.4	$3.4

There were no transfers between the three levels of the fair value hierarchy during the years ended December 31, 2015 and 2014. For additional information on the fair value hierarchy, see Note 13.

The Company’s cash balance plan holds level 2 investments in common/collective trust funds that are public investment vehicles valued using a net asset value (NAV) provided by the manager of each fund. The NAV is based on the underlying net assets owned by the fund, divided by the number of shares outstanding. The NAV’s unit price is quoted on a private market that may not be active. However, the NAV is based on the fair value of the underlying securities within the fund, which are traded on an active market, and valued at the closing price reported on the active market on which those individual securities are traded. The significant investment strategies of the funds are as described in the financial statements provided by each fund. There are no restrictions on redemptions from these funds.

The Company’s cash balance plan holds Level 3 investments within equity funds that primarily invest in domestic early stage capital funds. The fair value of these investments is based on the net asset value per share of the fund. The cash balance plan has approximately $0.2 in future funding requirements associated with this investment. The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement. The following table provides a reconciliation of the beginning and ending balances for the Level 3 assets:

Convergys Corporation 2015 Annual Report 60

	Year Ended December 31
	2015	2014
Balance, beginning of year	$3.4	$3.5
Unrealized losses relating to instruments still held at the reporting date	(0.6)	(0.1)
Balance, end of year	$2.8	$3.4

Savings Plans
The Company sponsors a defined contribution plan covering substantially all U.S. employees. The Company matches a portion of employee contributions to the plan. In 2014, the Company’s matching contribution changed from 100% of the first 3% to 100% of the first 3% and 50% of the next 2% of eligible compensation contributed by the participant. As a result, total Company contributions to the defined contribution plan were $7.4 in 2015 compared to $6.5 and $5.5 for 2014 and 2013, respectively. Plan assets for this plan included 0.9 ($23.6) and 1.1 ($21.8) of the Company’s common shares at December 31, 2015 and 2014, respectively.

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

The Company funds life insurance benefits of certain retirees through a Voluntary Employee Benefit Association (VEBA) trust. Contributions to the plan consist of (1) compensation or pension benefit deductions that the participant directs the Company, which is also the Plan Sponsor, to deposit into the plan on their behalf based on the coverage the participant has elected under the plan, and (2) amounts the Company pays to the plan that are in excess of the participant-directed deductions. Contributions to the VEBA are subject to Internal Revenue Service (IRS) limitations developed using the aggregate cost method. At December 31, 2006, the Company eliminated the postretirement life insurance plan benefits for non-retirement eligible employees. The Company’s postretirement benefit plan benefit was $0.8, $1.6, and $4.3 for 2015, 2014 and 2013, respectively. The amounts included within accumulated other comprehensive loss related to these benefits were $2.1 and $2.8 at December 31, 2015 and 2014, respectively.

Components of other post-employment benefit plan cost and other amounts recognized in other comprehensive (loss) income for the postretirement health and life insurance plans are as follows:

	2015	2014	2013
Interest cost on projected benefit obligation	$0.2	$0.2	$0.2
Expected return on plan assets	(0.3)	(0.3)	(0.4)
Amortization and deferrals—net	(0.7)	(1.0)	(3.8)
Curtailment benefit	—	(0.5)	(0.3)
Total other benefit	$(0.8)	$(1.6)	$(4.3)
Other comprehensive loss	$(0.7)	$(1.8)	$(2.0)

The reconciliation of the postretirement health and life insurance plans’ projected benefit obligation and the fair value of plan assets for the years ended December 31, 2015 and 2014 are as follows:

Convergys Corporation 2015 Annual Report 61

	At December 31,
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$4.5	$4.5
Interest cost	0.2	0.2
Actuarial (gain) loss	(0.2)	0.1
Benefits paid	(0.3)	(0.3)
Benefit obligation at end of year	$4.2	$4.5
Change in plan assets:
Fair value of plan assets at beginning of year	$4.2	$4.9
Actual return on plan assets	0.1	0.1
Employer contribution	(0.6)	(0.5)
Benefits paid	(0.3)	(0.3)
Fair value of plan assets at end of year	$3.4	$4.2
Funded status	$(0.8)	$(0.3)
Amounts recognized in the Consolidated Balance Sheets consisted of:
Non-current assets	$—	$0.3
Current liability	$(0.1)	$(0.1)
Non-current liability	$(0.7)	$(0.5)
Accumulated other comprehensive income	$2.1	$2.8

Estimated future benefit payments from the postretirement health and life insurance plans are as follows:

2016	$0.3
2017	0.5
2018	0.5
2019	0.5
2020	0.5
2021 - 2025	1.3
Total	$3.6

Plan assets for the postretirement health and life insurance plans of $3.4 and $4.2 at December 31, 2015 and 2014, respectively, are comprised of money market accounts, a Level 1 measure. The Company expects to make $0.1 in contributions in 2016 to fund its post retirement health and life insurance plans. No plan assets are expected to be returned to the Company during 2016.

10. STOCK-BASED COMPENSATION PLANS

At December 31, 2015, the Company had 38.0 common shares that were authorized for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan (Convergys LTIP), as amended on January 28, 2011. The Company granted stock options in 2012 and 2011 with exercise prices that were no less than the market value of the Company’s common shares at the grant date and have a ten-year term and vesting terms of two to three years. The Company also grants restricted stock units to certain employees and directors. The restricted stock units do not possess voting rights and consist of both time-related and performance-related units. The restrictions for the time-related restricted stock units generally lapse one to three years after the grant date. The performance-related units vest upon the Company’s satisfaction of certain financial targets. Performance-related units that have not vested by the end of three years from the grant date (i.e., the performance conditions for vesting of those units have not been met within that period) are forfeited.

The following table shows certain information as of December 31, 2015, with respect to compensation plans under which common shares are authorized for issuance:

Convergys Corporation 2015 Annual Report 62

Shares (in millions)	Number of Common Shares to be Issued Upon Exercise	Weighted Average Exercise Price	Common Shares Available for Future Issuance
Equity compensation plans approved by shareholders
Stock options	0.5	$13.33	—
Restricted stock units	2.2	—	—
	2.7	$13.33	7.4

The Company’s operating results reflect stock-based compensation expense of $16.9, $10.2 and $13.4 for 2015, 2014 and 2013, respectively. Expense in 2015 and 2014 included $1.2 and $1.8, respectively, related to awards classified as liabilities that will ultimately settle in cash.

Restricted Stock Units

Time-based Restricted Stock Units
During the years ended December 31, 2015, 2014 and 2013, the Company granted 0.7, 0.7 and 0.6 shares, respectively, of time-based restricted stock units. The weighted average grant date fair values of these grants were $22.41, $20.55 and $16.35, respectively. These time-based grants are scheduled to vest 25% at the first anniversary of the grant date, 25% at the second anniversary and 50% at the third anniversary.

The total compensation cost related to non-vested time-based restricted stock units not yet recognized as of December 31, 2015 was approximately $15.1, which is expected to be recognized over a weighted average period of 1.0 year. Changes to non-vested time-based restricted stock units for the years ended December 31, 2015 and 2014 were as follows:

Shares (in millions)	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2012	1.6	$13.04
Granted	0.6	16.35
Vested	(0.7)	12.75
Forfeited	(0.1)	14.09
Non-vested at December 31, 2013	1.4	14.62
Granted	0.7	20.55
Vested	(0.6)	14.33
Forfeited	(0.2)	18.85
Non-vested at December 31, 2014	1.3	17.66
Granted	0.7	22.41
Vested	(0.5)	16.53
Forfeited	(0.2)	20.78
Non-vested at December 31, 2015	1.3	$20.20

Performance-based Restricted Stock Units
During the years ended December 31, 2015, 2014 and 2013, the Company granted 0.4, 0.3 and 0.4 shares, respectively, of performance-based restricted stock units. These grants provide for payout based upon the extent to which the Company achieves certain EPS targets, as determined by the Compensation and Benefits Committee of the Board of Directors, over three-year periods. Payout levels for earned shares range from 50% to 200% of award shares. No payout is earned if performance is below the performance minimum threshold level. At December 31, 2015, the targets for the third year of the 2014 grants and the second and third years of the 2015 grants had not yet been set, the key terms had not been effectively communicated to the recipients, and as such the expense related to these grants had not yet been recognized. These grants have been excluded from the table below.

During 2015, the Company established and communicated to participants the final key terms of the 2013 grants, resulting in grants for accounting purposes with a grant date fair value of $21.84 per share. The total compensation cost related to the 2013 non-

Convergys Corporation 2015 Annual Report 63

vested performance-based restricted stock units not yet recognized as of December 31, 2015 was approximately $0.1, which is expected to be recognized ratably over the remaining vesting period ending in February 2016.

Changes to non-vested performance-based restricted stock units for the years ended December 31, 2015, 2014 and 2013 were as follows:

Shares (in millions)	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2012	1.0	$12.69
Granted	0.1	16.34
Vested	(0.8)	13.32
Forfeited	—	—
Non-vested at December 31, 2013	0.3	12.90
Granted	—	—
Vested	(0.3)	12.90
Forfeited	—	—
Non-vested at December 31, 2014	—	—
Granted	0.3	21.84
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2015	0.3	$21.84

The aggregate intrinsic value of non-vested restricted stock units was $41.1 at December 31, 2015.

Stock Options
Presented below is a summary of Company stock option activity:

Shares (in millions)	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2013	1.2	$12.91
Options exercisable at January 1, 2013	0.3	11.86
Granted	—	—
Exercised	(0.3)	12.24
Forfeited	(0.1)	13.31
Options outstanding at December 31, 2013	0.8	$13.11
Options exercisable at December 31, 2013	0.2	$13.14
Granted	—	—
Exercised	(0.1)	12.38
Forfeited	—	—
Options outstanding at December 31, 2014	0.7	$13.24
Options exercisable at December 31, 2014	0.5	$13.41
Granted	—	—
Exercised	(0.2)	13.09
Forfeited	—	—
Options outstanding at December 31, 2015	0.5	$13.33
Options exercisable at December 31, 2015	0.5	$13.33

Approximately one-half of the stock options granted during 2012 vested in two years and the remaining vested in three years. The Company used the Black-Scholes option pricing model to calculate the fair value of stock options granted. For the 2012 grants, the weighted average fair value at grant date of $3.43 per option granted included assumptions of a strike price of $12.79, a 30.74% implied volatility, an expected term of 4.5 years, a risk-free rate of 0.76%, and a dividend yield of 0.00%. These 2012 option grants resulted in stock compensation expense of less than $0.1, $0.2 and $0.6 in 2015, 2014 and 2013, respectively. Expected volatility is based on the unbiased standard deviation of the Company’s common shares over the option term. The expected life of the options

Convergys Corporation 2015 Annual Report 64

represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option for the expected term of the instrument. The dividend yield reflects an estimate of dividend payouts over the term of the award. As of December 31, 2015, all outstanding stock options are fully vested and the related expense has been fully recognized.

The weighted average grant date fair value per share for the outstanding and exercisable options at December 31, 2015 was $3.78 and $3.74, respectively.

The following table summarizes the status of the Company stock options outstanding and exercisable at December 31, 2015:

Shares (in millions)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$11.56 to $21.81	0.5	5.6	13.33	0.5	5.6	13.33
Total	0.5	5.6	$13.33	0.5	5.6	$13.33

The aggregate intrinsic value of stock options exercised was $2.7 in 2015, $1.1 in 2014 and $1.3 in 2013. The actual tax benefit realized from the exercised stock options was $0.6 in 2015, $0.2 in 2014 and $0.3 in 2013. As of December 31, 2015, the aggregate intrinsic value was $5.3 for both stock options outstanding and exercisable. Intrinsic value represents the Company’s closing price on the last trading day of the year in excess of the weighted average exercise price for those tranches of options with a weighted average exercise price less than the closing price multiplied by the number of options outstanding or exercisable.

11. COMMITMENTS AND CONTINGENCIES

Commitments
The Company leases certain facilities and equipment used in its operations. Total rent expense was $129.3, $125.2 and $81.0 in 2015, 2014 and 2013, respectively.

At December 31, 2015, the total minimum rental commitments under non-cancelable operating leases are as follows:

2016	$97.9
2017	75.8
2018	56.4
2019	36.4
2020	25.1
Thereafter	71.3
Total	$362.9

At December 31, 2015, the Company had outstanding letters of credit and bond obligations of $26.0 related to performance guarantees, of which $18.2 is set to expire by the end of 2016, $7.6 is set to expire within one to three years and $0.2 is set to expire after three years.

At December 31, 2015, the Company had an outstanding performance bond obligation of $30.0 related to a performance guarantee for the Company’s former HR Management line of business which was sold in 2010 to NorthgateArinso. Subsequent to completion of the sale of the HR Management business, the Company continues to be responsible for this bond obligation. As part of the gain on disposition, the Company recognized a liability equal to the present value of probability weighted cash flows of potential outcomes, a Level 3 fair value measurement. Although the buyer is obligated to indemnify the Company for any and all losses, costs, liabilities and expenses incurred related to these performance bonds, as of December 31, 2015, the Company maintained a liability of $0.2 for these obligations. The Company’s guarantee for this bond obligation expires in August 2016.

The Company also has future purchase commitments with telecommunication and transportation providers of $54.1 at December 31, 2015.

Convergys Corporation 2015 Annual Report 65

Contingencies
The Company, from time to time, is subject to various loss contingencies, including tax and legal contingencies that arise in the ordinary course of business. The Company accrues for a loss contingency when it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. At this time, the Company believes that any such contingencies, either individually or in the aggregate, will not have a materially adverse effect on the Company’s results of operations or financial condition. However, the outcome of litigation cannot be predicted with certainty, and unfavorable resolution of one or more pending matters could have a materially adverse impact on the Company’s results of operations or financial condition in the future.

In November 2011, one of the Company’s call center clients, Hyundai Motor America (Hyundai), tendered a contractual indemnity claim to Convergys Customer Management Group Inc., a subsidiary of the Company, relating to a putative class action captioned Brandon Wheelock, individually and on behalf of a class and subclass of similarly situated individuals, v. Hyundai Motor America, Orange County Superior Court, California, Case No. 30-2011-00522293-CU-BT-CJC. The lawsuit alleged that Hyundai violated California’s telephone recording laws by recording telephone calls with customer service representatives without providing a disclosure that the calls might be recorded.

An amended settlement agreement was executed by the plaintiff, Hyundai and Convergys Customer Management Group Inc., and received final approval from the Court during the fourth quarter of 2015. The Company’s liability with respect to the proposed settlement was fully accrued at December 31, 2015, and did not have a material impact on the Company’s liquidity, results of operations or financial condition with final payment made during January 2016.

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

The Company serves many of its U.S.-based clients using contact center capacity in various countries such as the Philippines, India, Canada, China, Malaysia, Egypt, Costa Rica, Colombia, Dominican Republic, El Salvador, Nicaragua and Honduras. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to deliver services under these contracts are denominated in the local currency of the country where services are provided, which represents a foreign exchange exposure. Additionally, we have certain client contracts that are priced in Australian dollars, for which a substantial portion of the costs to deliver services are denominated in other currencies. The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in some of the aforementioned foreign currencies by entering into hedging contracts with several financial institutions to acquire a total of PHP 37,623.0 at a fixed price of $823.4 at various dates through December 2018, INR 10,932.0 at a fixed price of $156.2 at various dates through December 2018, CAD 40.7 at a fixed price of $32.3 at various dates through April 2018 and COP 10,000.0 at a fixed price of $3.2 at various dates through May 2016, and to sell a total of AUD 36.0 at a fixed price of 25.8 at various dates through December 2016. These instruments mature within the next 36 months and had a notional value of $1,040.8 at December 31, 2015 and $1,131.7 at December 31, 2014. The derivative instruments discussed above are designated and are effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	At December 31,
	2015	2014
Forward exchange contracts and options designated as hedging instruments:
Included within other current assets	$1.2	$1.7
Included within other non-current assets	0.8	1.3
Included within other current liabilities	29.7	21.4
Included within other long-term liabilities	14.7	11.3

The Company recorded a deferred tax benefit of $16.2 and $11.3 related to these derivatives at December 31, 2015 and 2014, respectively. A total of $26.1 and $18.3 of deferred losses, net of tax, related to these cash flow hedges at December 31, 2015 and 2014, respectively, were included in accumulated other comprehensive loss (OCL). As of December 31, 2015, deferred losses of $28.4 ($17.5 net of tax), on derivative instruments included in accumulated OCL are expected to be reclassified into earnings

Convergys Corporation 2015 Annual Report 66

during the next 12 months. The following tables provide the effect of these derivative instruments on the Company’s Consolidated Financial Statements during 2015 and 2014, respectively:

2015:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Foreign exchange contracts	$(37.9)	$(25.2)	Cost of providing services and products sold and Selling, general and administrative

2014:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Foreign exchange contracts	$(7.5)	$(14.3)	Cost of providing services and products sold and Selling, general and administrative

The gain or loss recognized related to the ineffective portion of the derivative instruments was immaterial for the years ended December 31, 2015 and 2014.

During 2015, 2014 and 2013, the Company recorded net losses of $25.2, $14.3 and $2.1, respectively, related to the settlement of forward contracts and options that were designated as cash flow hedges.

The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. During the year ended December 31, 2015, a gain of $0.3 was recognized related to changes in fair value of these derivative instruments not designated as hedges, compared to a gain of $2.0 in the same period in 2014. The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income, net in the accompanying Consolidated Statements of Income. The fair value of these derivative instruments not designated as hedges at December 31, 2015, was a $0.1 receivable.

The aggregate fair value of all derivative instruments in a liability position at December 31, 2015 was $44.4 for which the Company has no posted collateral.

Short-term Investments
As of December 31, 2015 and 2014, the Company held investment securities with a fair value of $12.2 and $13.0, respectively, that are held in a grantor trust for the benefit of participants in the EDCP and reflect the hypothetical investment balances of EDCP participants. The securities are classified as trading securities and included within short-term investments in the Consolidated Balance Sheets. The investment securities include exchange-traded mutual funds, common shares of the Company and money market accounts. These securities are carried at fair value, with gains and losses, both realized and unrealized, reported in other income (expense), net in the Consolidated Statements of Income. The cost of securities sold is based upon the specific identification method. Interest and dividends on securities classified as trading are included in other income (expense), net.

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

Convergys Corporation 2015 Annual Report 67

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

At December 31, 2015 and 2014, the Company had foreign currency forward contracts measured at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during the years ended December 31, 2015 and 2014. The derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 were as follows:

	December 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$2.1	$—	$2.1	$—
Foreign currency forward contracts (liability position)	$44.4	$—	$44.4	$—

	December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$3.3	$—	$3.3	$—
Foreign currency forward contracts (liability position)	$32.7	$—	$32.7	$—

The Company also had investment securities held in a grantor trust for the benefit of participants of the EDCP measured at fair value at December 31, 2015 and December 31, 2014. These investments are recorded as short-term investments on the Consolidated Balance Sheets. The fair value of these instruments was measured using the quoted prices in active markets for identical assets (Level 1). There were no transfers between the three levels of the fair value hierarchy during the years ended December 31, 2015 and 2014. The assets measured at fair value on a recurring basis as of December 31, 2015 and 2014 were as follows:

	December 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$9.7	$9.7	$—	$—
Convergys common stock	1.8	1.8	—	—
Money market accounts	0.7	0.7	—	—
Total	$12.2	$12.2	$—	$—

Convergys Corporation 2015 Annual Report 68

	December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$10.3	$10.3	$—	$—
Convergys common stock	2.1	2.1	—	—
Money market accounts	0.6	0.6	—	—
Total	$13.0	$13.0	$—	$—

14. INCOME TAXES

The Company’s provision for income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2015	2014	2013
Current:
United States federal	$(21.3)	$33.8	$(3.1)
Foreign	25.3	45.6	10.2
State and local	—	1.1	1.5
Total current	4.0	80.5	8.6
Deferred:
United States federal	6.0	(42.4)	30.7
Foreign	(4.3)	(27.5)	34.0
State and local	2.9	2.2	(0.8)
Total deferred	4.6	(67.7)	63.9
Total	$8.6	$12.8	$72.5

The Company’s combined pre-tax earnings from continuing operations relating to foreign subsidiaries or branches were $139.5, $143.8 and $99.1 during 2015, 2014 and 2013, respectively.

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate from continuing operations for the tax expense in 2015, 2014 and 2013, respectively:

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory rate	35.0%	35.0%	35.0%
Permanent differences	2.3	8.6	6.8
State and local income taxes, net of federal income tax	1.1	1.7	0.4
International rate differential, including tax holidays	(21.2)	(29.8)	(14.0)
Foreign valuation allowances	1.0	2.3	—
Adjustments for uncertain tax positions	(12.9)	1.2	2.3
Tax credits and other	0.6	(4.5)	(10.4)
Foreign repatriation, net of foreign tax credits	(1.0)	(4.6)	35.2
Effective rate	4.9%	9.9%	55.3%

The decrease in the effective income tax rate in 2015 was driven by a shift in the geographical mix of worldwide income, the expiration of statutes of limitation on previously recognized uncertain tax positions, and the favorable resolution of certain income tax audits. As of December 31, 2015, the Company had $506.6 of undistributed earnings of its foreign subsidiaries for which it has not provided for U.S. federal income taxes or foreign withholding taxes because such earnings are intended to be reinvested indefinitely. It is not practicable to determine the amount of applicable taxes that would be due if such earnings were distributed.

Convergys Corporation 2015 Annual Report 69

The Company’s foreign taxes for 2015, 2014 and 2013 included $6.3, $3.9 and $2.5, respectively, of benefit derived from tax holidays in the Philippines, the Dominican Republic, Costa Rica, El Salvador, Malaysia, Honduras, Nicaragua and Tunisia. This resulted in (3.6)%, (3.0)% and (1.9)% impact to the effective tax rate in 2015, 2014 and 2013, respectively. The tax holidays in the Philippines will expire in 2016 through 2019. The Company will apply to extend these tax holidays for additional terms of one to two years in accordance with local law.

The components of deferred tax assets and liabilities are as follows:

	At December 31,
	2015	2014
Deferred tax assets:
Loss and credit carryforwards	$91.8	$104.7
Pension and employee benefits	37.7	44.7
Restructuring charges	0.3	1.3
Deferred revenue	3.2	2.9
Foreign currency hedges	16.2	11.4
Intercompany payables/receivables	62.0	48.3
Other	42.4	47.9
Valuation allowances	(36.2)	(39.3)
Total deferred tax assets	217.4	221.9
Deferred tax liabilities:
Depreciation and amortization	277.4	291.4
Deferred implementation costs	0.1	0.6
Contingent debt and accrued interest	77.9	67.7
Unremitted foreign earnings	15.8	15.7
Other	7.6	7.3
Total deferred tax liabilities	378.8	382.7
Net deferred tax liabilities	$(161.4)	$(160.8)

Deferred tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the Consolidated Balance Sheets at December 31, 2015 and 2014.

	At December 31,
	2015	2014
Non-current deferred tax asset	$14.6	$15.0
Non-current deferred tax liability	176.0	175.8
Total deferred tax liability	$(161.4)	$(160.8)

As of December 31, 2015 and 2014, $6.6 and $5.2, respectively, of the valuation allowances relate to the Company’s foreign operations.

As of December 31, 2015, the Company has federal, state, and foreign operating loss carryforwards of $96.1, $673.2 and $54.4, respectively. The federal operating loss carryforwards and state operating loss carryforwards expire between 2016 and 2035. The foreign operating loss carryforwards include $10.0 with no expiration date; the remainder will expire between 2016 and 2035. The federal and state operating loss carryforwards include losses of $91.6 and $123.6, respectively, which were acquired in connection with business combinations. Utilization of the acquired federal and state tax loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986.

As of December 31, 2015 and 2014, the liability for unrecognized tax benefits was $31.6 and $59.9, respectively, including $11.8 and $24.0 of accrued interest and penalties, respectively, and is recorded in Other long-term liabilities in the Consolidated Balance Sheets. The total amount of net unrecognized tax benefits that would affect income tax expense, if ever recognized in the Consolidated Financial Statements, is $29.0. This amount includes net interest and penalties of $10.2. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. During 2015, the Company recognized a net benefit of $11.7 in interest and penalties, compared to net expense of $4.2 during 2014. The net benefit of $11.7 in 2015 includes $1.7 of expense related to interest and penalties accrued on positions still outstanding as of December 31, 2015.

Convergys Corporation 2015 Annual Report 70

A reconciliation of the beginning and ending total amounts of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

	2015	2014
Balance at January 1	$37.1	$32.6
Additions based on tax positions related to the current year	0.2	0.4
Additions for tax positions of prior years	6.1	—
Additions for tax positions of Stream on the date of acquisition	—	5.9
Settlements	(5.0)	0.5
Reductions for tax positions of prior years	0.1	(0.7)
Lapse of statutes	(16.9)	(1.6)
Balance at December 31	$21.6	$37.1

The liability for unrecognized tax benefits related to discontinued operations at December 31, 2015 and 2014 was $10.7 and $11.8, respectively.

The Company is currently attempting to resolve income tax audits relating to prior years in various jurisdictions. The Company has received assessments from these jurisdictions related to transfer pricing and deductibility of expenses. The Company believes that it is appropriately reserved with regard to these assessments as of December 31, 2015. Furthermore, the Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease between $4.0 and $26.0 prior to December 31, 2016, based upon resolution of audits; however, actual developments could differ from those currently expected.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to examinations by tax authorities for years before 2002.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

	Foreign Currency	Derivative Financial Instruments	Pension Liability	Total
Balance at December 31, 2013	$35.1	$(22.5)	$(32.1)	$(19.5)
Other comprehensive loss before reclassifications, net of tax	(36.2)	(4.5)	(21.9)	(62.6)
Settlement of pension obligation, net of tax	—	—	2.9	2.9
Amounts reclassified from accumulated other comprehensive income, net of tax	—	8.7	3.8	12.5
Net current-period other comprehensive (loss) income	(36.2)	4.2	(15.2)	(47.2)
Balance at December 31, 2014	$(1.1)	$(18.3)	$(47.3)	$(66.7)
Other comprehensive (loss) income before reclassifications, net of tax	(37.1)	(23.3)	3.7	(56.7)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	15.5	6.1	21.6
Net current-period other comprehensive (loss) income	(37.1)	(7.8)	9.8	(35.1)
Balance at December 31, 2015	$(38.2)	$(26.1)	$(37.5)	$(101.8)

The following table summarizes the reclassification out of accumulated other comprehensive income (loss):

Convergys Corporation 2015 Annual Report 71

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income

2015:
Loss on derivative instruments	$(25.2)	Cost of providing services and products sold and Selling, general and administrative
Tax benefit	9.7	Income tax expense
Loss on derivative instruments, net of tax	(15.5)	Income from Continuing Operations, net of tax

Adjustments of pension and other post employment obligations	(9.6)	Selling, general and administrative
Tax benefit	3.5	Income tax expense
Adjustment of pension and other post employment obligations, net of tax	(6.1)	Income from Continuing Operations, net of tax

Total reclassifications for the period	$(21.6)

2014:
Loss on derivative instruments	$(14.3)	Cost of providing services and products sold and Selling, general and administrative
Tax benefit	5.6	Income tax expense
Loss on derivative instruments, net of tax	(8.7)	Income from Continuing Operations, net of tax

Adjustment of pension and other post employment obligations	(10.7)	Selling, general and administrative
Tax benefit	4.0	Income tax expense
Adjustment of pension and other post employment obligations, net of tax	(6.7)	Income from Continuing Operations, net of tax

Total reclassifications for the period	$(15.4)

16. ADDITIONAL FINANCIAL INFORMATION

	At December 31,
	2015	2014
Property and equipment, net:
Land	$6.9	$6.9
Buildings	104.0	103.4
Leasehold improvements	301.3	285.0
Equipment	578.6	555.8
Software	356.0	339.2
Construction in progress and other	35.1	28.6
	1,381.9	1,318.9
Less: Accumulated depreciation	(1,052.8)	(951.1)
	$329.1	$367.8
Payables and other current liabilities:
Accounts payable	$48.0	$40.1
Accrued income and other taxes	23.9	34.6
Accrued payroll-related expenses	140.6	156.4
Derivative liabilities	29.7	21.4
Accrued expenses, other	69.0	84.5
Restructuring and exit costs	4.3	3.9
Deferred revenue and government grants	19.5	19.5
	$335.0	$360.4

17. INDUSTRY SEGMENT AND GEOGRAPHIC OPERATIONS

Convergys Corporation 2015 Annual Report 72

Geographic Operations
The following table presents certain geographic information regarding the Company’s operations:

	Year Ended December 31,
	2015	2014	2013
Revenues:
North America	$2,321.6	$2,320.3	$1,860.8
Rest of World	629.0	535.2	185.3
	$2,950.6	$2,855.5	$2,046.1

	At December 31,
	2015	2014
Long-lived Assets:
North America	$977.9	$1,038.1
Rest of World	556.8	594.3
	$1,534.7	$1,632.4

Concentrations
The Company derives significant revenues from AT&T. Revenues from AT&T (including DIRECTV in all years) were 21.3%, 23.7% and 33.4% of the Company’s consolidated revenues from continuing operations for 2015, 2014 and 2013, respectively. Related accounts receivable from AT&T totaled $84.0 and $92.4 at December 31, 2015 and 2014, respectively. Revenues from Comcast accounted for less than 10% of revenue for 2015 and 2014 and 12.4% of revenue for 2013. No other client accounted for more than 10% of our consolidated revenues for 2015, 2014 or 2013.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (a)	Total
2015:
Revenues	$740.5	$716.7	$741.6	$751.8	$2,950.6
Operating Income	49.2	36.3	47.8	61.1	194.4
Income from Continued Operations, net of tax	39.3	29.0	57.6	42.6	168.4
Income from Discontinued Operations, net of tax	0.1	—	0.5	—	0.6
Net Income	39.4	29.0	58.1	42.6	169.0
Basic Earnings Per Common Share:
Continuing Operations	$0.40	$0.29	$0.59	$0.44	$1.72
Discontinued Operations	—	—	—	—	0.01
Basic Earnings Per Common Share	$0.40	$0.29	$0.59	$0.44	$1.73
Diluted Earnings Per Common Share
Continuing Operations	$0.37	$0.28	$0.55	$0.41	$1.60
Discontinued Operations	—	—	0.01	—	0.01
Diluted Earnings Per Common Share	$0.37	$0.28	$0.56	$0.41	$1.61

Convergys Corporation 2015 Annual Report 73

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (b)	Total
2014:
Revenues	$605.7	$736.4	$749.5	$763.9	$2,855.5
Operating Income	22.0	36.9	42.0	49.9	150.8
Income from Continued Operations, net of tax	13.7	24.9	30.0	48.0	116.5
Income (loss) from Discontinued Operations, net of tax	0.5	(0.2)	2.8	0.4	3.5
Net Income	14.2	24.7	32.8	48.4	120.0
Basic Earnings Per Common Share:
Continuing Operations	$0.14	$0.25	$0.30	$0.48	$1.16
Discontinued Operations	—	—	0.03	—	0.03
Basic Earnings Per Common Share	$0.14	$0.25	$0.33	$0.48	$1.19
Diluted Earnings Per Common Share
Continuing Operations	$0.13	$0.23	$0.28	$0.46	$1.10
Discontinued Operations	—	—	0.03	—	0.03
Basic Earnings Per Common Share	$0.13	$0.23	$0.31	$0.46	$1.13

(a) Fourth quarter 2015 includes a decrease in operating income of $13.4 resulting from $3.5 of integration related expenses associated with Convergys’ acquisition of Stream, $3.6 of depreciation expense resulting from the fair value write-up of property and equipment acquired from Stream, and $6.3 of amortization expense related to acquired intangible assets. Fourth quarter 2015 also includes $1.9 of tax expense for a change in estimate between tax previously accrued for the repatriation of foreign earnings and the revised estimates as of December 31, 2015.

(b) Fourth quarter 2014 includes a decrease in operating income of $16.7 resulting from $2.2 of integration related expenses associated with Convergys’ acquisition of Stream, $1.7 of pension settlement charge, $5.6 of depreciation expense resulting from the fair value write-up of property and equipment acquired from Stream, and $7.2 of amortization expense related to acquired intangible assets. Fourth quarter 2014 also includes $4.5 of tax benefit for a change in estimate between tax previously accrued for the repatriation of foreign earnings and the revised estimates as of December 31, 2014.

The sum of the quarterly earnings per common share may not equal the annual amounts reported because per share amounts are computed independently for each quarter and for full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Convergys Corporation 2015 Annual Report 74

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, together with the Company’s General Counsel, Chief Accounting Officer and other key members of management, evaluated the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the year ended December 31, 2015 (Evaluation Date). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Convergys Corporation 2015 Annual Report 75

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

Convergys’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on the COSO criteria.

Convergys engaged Ernst & Young LLP in 2015 to perform an integrated audit of the Consolidated Financial Statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Their report appears on page 36. Additionally, Ernst & Young LLP has issued an audit report on the Company’s internal control over financial reporting. That report appears on page 77.

/s/ Andrea J. Ayers
Andrea J. Ayers
Chief Executive Officer

 /s/ Andre S. Valentine
Andre S. Valentine
Chief Financial Officer

February 23, 2016

Convergys Corporation 2015 Annual Report 76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Convergys Corporation

We have audited Convergys Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Convergys Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Convergys Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Convergys Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 23, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cincinnati, Ohio
February 23, 2016

Convergys Corporation 2015 Annual Report 77

ITEM 9B. OTHER INFORMATION

None.

Convergys Corporation 2015 Annual Report 78

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 is incorporated herein by reference to information contained in the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 14, 2016 under the headings “Corporate Governance-Governance Policies,” “Board of Directors,” “Board Committees,” “Proposals Requiring Your Vote-Proposal No. 1: Election of Directors” and “Beneficial Ownership of Securities-Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning the executive officers of the Company is contained on page 14 of this Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to information contained in the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 14, 2016 under the headings “Board Committees-Compensation,” “Compensation Discussion and Analysis,” “2015 Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal 2015,” “Outstanding Equity Awards at 2015 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2015,” “Pension Benefits,” Non-Qualified Deferred Compensation,” “Potential Payments upon Termination or in Connection with a Change of Control,” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The share ownership of certain beneficial owners, directors and officers is incorporated herein by reference to the information contained in the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 14, 2016 under the heading “Beneficial Ownership of Securities.”

The remaining information called for by this Item 12 relating to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Note 10 of the Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the information contained in the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 14, 2016 under the headings “Corporate Governance-Related Party Transactions” and “Board of Directors-Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the information contained in the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 14, 2016 under the heading “Proposals Requiring Your Vote-Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm.”

Convergys Corporation 2015 Annual Report 79

PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

 The following consolidated financial statements of Convergys are included in Part II, Item 8:

Financial statement schedules other than that listed above have been omitted because the required information is not required or applicable.

CONVERGYS CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions
Description	Balance at Beginning of Period	Charged to Expense		Acquisition and Other Changes	Deductions		Balance at End of Period
Year 2015
Allowance for Doubtful Accounts	$8.1	$4.2		$—	$(7.0)	[a]	$5.3
Deferred Tax Asset Valuation Allowance	$39.3	$3.1	[b]	$—	$(6.2)	[c]	$36.2
Year 2014
Allowance for Doubtful Accounts	$5.3	$14.5		$3.5	$(15.2)	[a]	$8.1
Deferred Tax Asset Valuation Allowance	$21.2	$10.2	[b]	$10.3	$(2.4)	[c]	$39.3
Year 2013
Allowance for Doubtful Accounts	$5.9	$12.2		$—	$(12.8)	[a]	$5.3
Deferred Tax Asset Valuation Allowance	$19.7	$6.0	[b]	$—	$(4.5)	[c]	$21.2

[a]	Primarily includes amounts written-off as uncollectible.

[b]	Amounts relate to valuation allowances recorded for state and foreign operating loss carryforwards and capital loss carryforwards.

[c]
Primarily includes the release of state and foreign valuation allowances related to the utilization of net operating losses and adjustments of valuation allowances related to state net operating losses and state tax credits.

Convergys Corporation 2015 Annual Report 80

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

4.2	Convergys Corporation Retirement and Savings Plan (PPA Restatement) dated January 28, 2013.
4.3	Amendment to Convergys Corporation Retirement and Savings Plan (PPA Restatement) dated July 8, 2014. (Incorporated by reference from Exhibit 4.1 to Form 10-Q filed on November 5, 2014.)
4.4	Amendment to Convergys Corporation Retirement and Savings Plan (PPA Restatement) dated December 19, 2014. (Incorporated by reference from Exhibit 4.5 to Form 10-K filed on February 18, 2015.)
4.5	Amendment to Convergys Corporation Retirement and Savings Plan (PPA Restatement) dated July 31, 2015. (Incorporated by reference from Exhibit 4.1 to Form 10-Q filed on November 4, 2015.)
10.1
Convergys Corporation Deferred Compensation and Long-Term Incentive Plan Award Deferral Plan for Non-Employee Directors as amended and restated effective February 24, 2004. (Incorporated by reference from Exhibit 10.24 to Form 10-Q filed on August 9, 2004.) *

10.2	Convergys Corporation Deferred Compensation Plan for Non-Employee Directors dated August 26, 2008. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on November 5, 2008.) *
10.3	Convergys Corporation Amended and Restated Long-Term Incentive Plan, effective January 31, 2013. (Incorporated by reference to Exhibit 10.3 to Form 10-Q filed on April 30, 2013.) *
10.4	Convergys Corporation Supplemental Executive Retirement Plan amended effective February 20, 2007. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 7, 2007.) *
10.5	Convergys Corporation Supplemental Executive Retirement Plan as amended dated August 26, 2008. (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on November 5, 2008.) *
10.6	Amendment to Convergys Corporation Supplemental Executive Retirement Plan dated December 22, 2011. (Incorporated by reference from Exhibit 10.12 to Form 10-K filed on February 23, 2012.) *
10.7	Convergys Corporation Executive Deferred Compensation Plan as amended October 29, 2001. (Incorporated by reference from Exhibit 10.9 to Form 10-K filed on February 28, 2008.) *
10.8	Amendment to Convergys Corporation Executive Deferred Compensation Plan dated February 24, 2004. (Incorporated by reference from Exhibit 10.25 to Form 10-Q filed on August 9, 2004.) *
10.9	Convergys Corporation Executive Deferred Compensation Plan as amended dated December 21, 2005. (Incorporated by reference from Exhibit 10.14 to Form 10-K filed on February 27, 2009.) *
10.10	Convergys Corporation Executive Deferred Compensation Plan as amended dated October 21, 2008. (Incorporated by reference from Exhibit 10.15 to Form 10-K filed on February 27, 2009.) *
10.11	Amendment to Convergys Corporation Executive Deferred Compensation Plan dated April 1, 2011. (Incorporated by reference to Exhibit 10.50 to Form 10-K filed on February 23, 2012.) *
10.12	Amendment to Convergys Corporation Executive Deferred Compensation Plan dated December 22, 2011. (Incorporated by reference from Exhibit 10.17 to Form 10-K filed on February 23, 2012.) *
10.13	Amendment to Convergys Corporation Executive Deferred Compensation Plan. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on November 6, 2013.) *
10.14	Convergys Corporation Annual Executive Incentive Plan, as Amended and Restated, Effective on February 2, 2012. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on May 8, 2012.) *
10.15	Convergys Corporation Pension Plan (PPA Restatement) dated January 28, 2013. (Incorporated by reference from Exhibit 4.6 to Form 10-K filed on February 28, 2014.) *
10.16	Amendment to Convergys Corporation Pension Plan (PPA Restatement) dated December 19, 2014. (Incorporated by reference from Exhibit 10.22 to Form 10-K filed on February 18, 2015.) *

Convergys Corporation 2015 Annual Report 81

10.17	2012 Form of Executive Officer Severance Agreement. (Incorporated by reference from Exhibit 10.4 to Form 10-Q filed on July 31, 2012.) *
10.18	2012 Convergys Corporation Senior Executive Severance Pay Plan dated December 1, 2014. (Incorporated by reference from Exhibit 10.24 to Form 10-K filed on February 18, 2015.) *
10.19	2011 Form of Stock Option Award Agreement for Employees (Incorporated by reference from Exhibit 10.43 to Form 10-K filed on February 25, 2011.) *
10.20	2013 and 2014 Form of Time-Based Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on April 30, 2013.) *
10.21	2013 and 2014 Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on April 30, 2013.) *
10.22	Form of Performance Restricted Stock Unit Award Agreement. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on January 28, 2015.) *
10.23	Form of Time-Based Restricted Stock Unit Award Agreement. (Incorporated by reference from Exhibit 10.2 to Form 8-K filed on January 28, 2015.) *
10.24
Trust Agreement, dated as of December 23, 2011, between Convergys Corporate and Fidelity Management Trust Company for the Convergys Corporation Executive Deferred Compensation Plan and Convergys Corporate Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference from Exhibit 10.42 to Form 10-K file on February 23, 2012.) *

10.25	Amended and Restated Letter Agreement, dated October 30, 2012, between the Company and Jeffrey H. Fox. (Incorporated by reference from Exhibit 10.42 to Form 10-K filed on February 21, 2013.) *
10.26	Transition letter, dated April 26, 2013, between the Company and Jeffrey H. Fox. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 26, 2013.) *
10.27
Receivables Sale Agreement, dated as of June 30, 2009, between Convergys Corporation, as Originator, and Convergys Funding Inc., as Buyer. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 4, 2009.)

10.28
Receivables Purchase Agreement, dated as of June 30, 2009, among Convergys Funding Inc. as Seller, Convergys Corporation as Servicer, National Association, Liberty Street Funding LLC, The Bank of Nova Scotia and Wachovia Bank, National Association as Administrative Agent. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on August 4, 2009.)

10.29	Amendment No. 1 to Receivables Purchase Agreement, dated as of June 29, 2010. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 9, 2010.)
10.30	Amendment No. 2 to Receivables Purchase Agreement, dated as of June 20, 2011.
10.31	Amendment No. 3 to Receivables Purchase Agreement, dated as of June 24, 2011. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 29, 2011.)
10.32	Amendment No. 4 to Receivables Purchase Agreement, dated as of June 24, 2013.
10.33	Amendment No. 5 to Receivables Purchase Agreement, dated as of January 6, 2014. (Incorporated by reference from Exhibit 10.46 to Form 10-K filed on February 28, 2014.)
10.34	Amendment No. 6 to Receivables Purchase Agreement, dated as of June 24, 2014.
10.35	Amendment No. 7 to Receivables Purchase Agreement, dated as of March 13, 2015. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on March 16, 2015.)
10.36	Amendment No. 8 to Receivables Purchase Agreement dated as of June 9, 2015. (Incorporated by reference from Exhibit 10.4 to Form 8-K on June 12, 2015.)
10.37
$650,000,000 Credit Agreement dated as of February 28, 2014 among Convergys Corporation, the Lenders from time to time party thereto, and Citibank, N.A., as Administrative Agent. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on March 3, 2014.)

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

Convergys Corporation 2015 Annual Report 82

32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 23, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

ITEM 15(b) AND (c). EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The responses to these portions of Item 15 are submitted as a separate section of this report.

Convergys Corporation 2015 Annual Report 83

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERGYS CORPORATION
February 23, 2016	By	/s/ Andre S. Valentine
Andre S. Valentine Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ ANDREA J. AYERS	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2016
Andrea J. Ayers
/s/ ANDRE S. VALENTINE	Chief Financial Officer (Principal Financial Officer)	February 23, 2016
Andre S. Valentine
/s/ TAYLOR C. GREENWALD	Senior Vice President and Controller (Chief Accounting Officer)	February 23, 2016
Taylor C. Greenwald
JOHN F. BARRETT*	Director
John F. Barrett
CHERYL K. BEEBE*	Director
Cheryl K. Beebe
RICHARD R. DEVENUTI*	Director
Richard R. Devenuti
JEFFREY H. FOX*	Chairman
Jeffrey H. Fox
JOSEPH E. GIBBS*	Director
Joseph E. Gibbs
JOAN E. HERMAN*	Director
Joan E. Herman
THOMAS L. MONAHAN III*	Director
Thomas L. Monahan III
RONALD L. NELSON*	Director
Ronald L. Nelson
RICHARD F. WALLMAN*	Director
Richard F. Wallman
*By: /s/ Andre S. Valentine		February 23, 2016
Andre S. Valentine as attorney-in-fact

Convergys Corporation 2015 Annual Report 84