Form 10-Q
period 2016-09-30
CONVERGYS CORP
filed 2016-11-08
CIK 1062047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 Form 10-Q
 ______________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At September 30, 2016, there were 95,369,989 common shares, without par value, outstanding, excluding amounts held in Treasury of 95,588,595.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in millions except per share amounts)	2016	2015	2016	2015
Revenues	$741.2	$741.6	$2,155.6	$2,198.8
Costs and Expenses:
Cost of providing services and products sold (1)	480.5	471.1	1,367.5	1,406.6
Selling, general and administrative	171.0	177.7	512.7	518.9
Depreciation	30.3	35.2	93.3	108.1
Amortization	7.1	6.6	20.9	20.6
Restructuring charges	0.2	0.1	2.7	3.5
Transaction and integration costs	2.7	3.1	5.0	7.8
Total Costs and Expenses	691.8	693.8	2,002.1	2,065.5
Operating Income	49.4	47.8	153.5	133.3
Other (expense) income, net	—	(2.6)	0.6	0.3
Interest expense	(4.6)	(4.6)	(13.6)	(13.9)
Income before Income Taxes	44.8	40.6	140.5	119.7
Income tax expense (benefit)	7.1	(17.0)	25.0	(6.1)
Income from Continuing Operations, net of tax	37.7	57.6	115.5	125.8
Income from Discontinued Operations, net of tax	10.0	0.5	10.0	0.6
Net Income	$47.7	$58.1	$125.5	$126.4
Basic Earnings per Common Share:
Continuing Operations	$0.39	$0.59	$1.20	$1.28
Discontinued Operations	0.11	—	0.11	—
Basic Earnings per Common Share	$0.50	$0.59	$1.31	$1.28
Diluted Earnings per Common Share:
Continuing Operations	$0.36	$0.55	$1.11	$1.20
Discontinued Operations	0.10	0.01	0.10	0.01
Diluted Earnings per Common Share	$0.46	$0.56	$1.21	$1.21
Weighted Average Common Shares Outstanding:
Basic	95.6	97.9	96.1	98.4
Diluted	103.1	104.1	103.6	104.6

Cash Dividends Declared per Share	$0.09	$0.08	$0.26	$0.23

(1)	Exclusive of depreciation and amortization, with the exception of amortization of deferred charges.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Net Income	$47.7	$58.1	$125.5	$126.4
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	(2.0)	(8.9)	(3.2)	(27.7)
Change related to minimum pension liability	1.0	1.6	3.0	4.8
Unrealized (loss) gain on hedging activities	(5.3)	(17.5)	9.8	(14.6)
Total other comprehensive (loss) income	(6.3)	(24.8)	9.6	(37.5)
Total Comprehensive Income	$41.4	$33.3	$135.1	$88.9

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
(Amounts in millions)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$129.1	$204.7
Short-term investments	12.3	12.2
Receivables, net of allowances of $5.3 and $5.3	545.8	536.3
Prepaid expenses	44.5	37.9
Other current assets	39.2	32.2
Total current assets	770.9	823.3
Property and equipment, net	306.5	329.1
Goodwill	931.9	830.3
Other intangibles, net	319.2	318.1
Deferred income tax assets	19.2	14.6
Other assets	43.9	41.2
Total Assets	$2,391.6	$2,356.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Debt and capital lease obligations maturing within one year	$2.1	$3.4
Payables and other current liabilities	341.4	335.0
Total current liabilities	343.5	338.4
Long-term debt and capital lease obligations	297.7	335.9
Deferred income tax liabilities	191.8	176.0
Accrued pension liabilities	88.4	92.1
Other long-term liabilities	67.3	75.1
Total liabilities	988.7	1,017.5

Convertible debentures conversion feature	61.7	62.9
Shareholders’ Equity:
Preferred shares—without par value, 5.0 authorized; none issued or outstanding	—	—
Common shares—without par value, 500.0 authorized; 191.0 and 190.4 issued, 95.4 and 96.8 outstanding, as of September 30, 2016 and December 31, 2015, respectively	1,105.0	1,095.5
Treasury stock—95.6 and 93.5 as of September 30, 2016 and December 31, 2015, respectively	(1,617.7)	(1,563.7)
Retained earnings	1,946.1	1,846.2
Accumulated other comprehensive loss	(92.2)	(101.8)
Total shareholders’ equity	1,341.2	1,276.2
Total Liabilities and Shareholders’ Equity	$2,391.6	$2,356.6

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(Amounts in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$125.5	$126.4
Income from discontinued operations, net of tax	10.0	0.6
Income from continuing operations, net of tax	115.5	125.8
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	114.2	128.7
Deferred income tax benefit	(6.0)	0.9
Stock compensation expense	12.8	11.5
Changes in assets and liabilities, net of acquisitions:
Change in receivables	23.1	(51.4)
Change in other current assets	(9.3)	(26.3)
Change in deferred charges, net	0.6	1.4
Change in other assets and liabilities	(1.2)	(44.9)
Change in payables and other current liabilities	(12.9)	37.0
Net cash provided by operating activities	236.8	182.7
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(63.6)	(88.4)
Purchase of short-term and other investments	(0.8)	—
Acquisition, net of cash acquired	(129.9)	—
Net cash used in investing activities	(194.3)	(88.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of other long-term debt and capital lease obligations	(2.4)	(56.0)
Proceeds from Asset Securitization Facility	699.0	599.0
Repayment of Asset Securitization Facility	(738.0)	(589.0)
Repurchase of common shares	(54.3)	(52.5)
Proceeds from exercise of stock options	0.6	2.4
Payments of dividends	(24.1)	(21.8)
Excess tax benefit from share-based payment arrangements	1.1	0.5
Net cash used in financing activities	(118.1)	(117.4)
Net decrease in cash and cash equivalents	(75.6)	(23.1)
Cash and cash equivalents at beginning of period	204.7	198.9
Cash and cash equivalents at end of period	$129.1	$175.8

 The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions except per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Convergys Corporation (the Company or Convergys) is a global customer management leader, focused on bringing value to its clients through every customer interaction. As of September 30, 2016, Convergys had more than 130,000 employees working in over 150 locations in 33 countries, interacting with our clients’ customers in 58 languages. In order to help clients serve their customers, Convergys operates over 130 contact centers. Convergys leverages its geographic footprint and comprehensive capabilities to help leading companies create quality customer experiences across multiple interaction channels, such as voice, chat, email and interactive voice response.

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting (U.S. GAAP) and U.S. Securities and Exchange Commission (SEC) regulations, and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in Financial Statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. Interim Consolidated Financial Statements are not necessarily indicative of the financial position or operating results for an entire year. These interim Consolidated Financial Statements should be read in conjunction with the audited Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 23, 2016. Certain balances within the prior year Consolidated Financial Statements have been reclassified to conform to current year presentation.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This ASU was effective for interim and annual periods beginning after December 15, 2015 and was required to be applied retrospectively. The Company adopted this ASU as of March 31, 2016, and as a result debt issuance costs of $1.5 are reducing the carrying amounts of the Company's long-term debt as of September 30, 2016. As required under the ASU, this adoption resulted in the reclassification of $1.5 of debt issuance costs included in other current assets and other non-current assets to long-term debt on the Consolidated Balance Sheet as of December 31, 2015.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The standard will apply one comprehensive revenue recognition model across all contracts, entities and sectors. The core principal of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Once effective, this ASU will replace most of the existing revenue recognition requirements of U.S. GAAP. This update is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the effect that adoption of the new standard, including possible adoption alternatives, will have on its consolidated financial statements.

3. BUSINESS COMBINATIONS

buw Acquisition
On August 1, 2016, the Company acquired buw, a leader in the German customer care industry. The acquisition added 16 sites and approximately 6,000 employees spread across Germany, Hungary and Romania into Convergys’ global operations. The total purchase price, net of cash acquired, was $138.5, and is subject to a post-closing working capital payment, estimated to be $8.6 as of September 30, 2016. The acquisition was effected pursuant to a Share and Partnership Interest Purchase Agreement, dated July 6, 2016 (the Purchase Agreement). In accordance with the Purchase Agreement, Rheinsee 530. V V GmbH, a wholly owned subsidiary of the Company, acquired from the sellers named in the Purchase Agreement 100% of the limited partnership interest in buw and 100% of the share capital in buw Verwaltungs GmbH, the general partner of buw. For the three and nine months ended September 30, 2016, the acquired buw operations contributed revenue of $25.9 and income before income taxes of $0.6 for the two months of ownership. The acquisition was funded using available cash and cash equivalents.

Preliminary Purchase Price Allocation

The Company accounted for buw using the acquisition method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values. The following table summarizes the preliminary values of the assets acquired and liabilities assumed at the date of acquisition:

August 1, 2016
Assets:
Receivables	$36.4
Other current assets	1.4
Property and equipment	6.4
Goodwill	100.1
Intangible assets	22.7
Other assets	0.3
Liabilities:
Accounts payable	(0.8)
Accrued expenses	(14.0)
Deferred tax - net	(7.6)
Other long-term liabilities	(6.4)
Total purchase price	$138.5

As of September 30, 2016, the purchase price allocation for the acquisition was preliminary and subject to completion. Adjustments to the current fair value estimates in the above table may occur as the process conducted for various valuations and assessments is finalized. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the synergistic benefits that are expected to be realized from the acquisition. The benefits primarily include an enhanced geographic footprint in Germany and Eastern Europe. None of the goodwill is expected to be deductible for income tax purposes and was entirely allocated to the Customer Management - Agent Services reporting unit.

Intangible Assets Identified

The following details the total intangible assets identified:

		Life
Intangible asset type	Value	(years)
Customer relationship	$22.0	10
Trade name	0.7	1
Total	$22.7

The preliminary fair value of the customer relationship asset was determined using the income approach through an excess earnings analysis, with projected earnings being discounted at a rate of 13.2%. The customer relationship intangible asset represents relationships between buw and its customers. Convergys applied the income approach through a relief-from-royalty analysis to determine the preliminary fair value of the buw trade name asset. The determination of the useful lives was based upon consideration of market participant assumptions and transaction specific factors.

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

Summarized operating results of the Information Management business are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Loss) gain on disposition	$—	$(0.2)	$0.8	$0.1
Loss (income) before income taxes	—	(0.2)	0.8	0.1
Income tax benefit:
Benefit related to gain on disposition	(10.0)	(0.7)	(9.2)	(0.5)
Income from discontinued operations, net of tax	$10.0	$0.5	$10.0	$0.6

5. EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY

Earnings per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

		Continuing Operations		Discontinued Operations		Total
Shares (in millions)	Shares	Net Income	Per Share Amount	Net Income	Per Share Amount	Per Share Amount
Three Months Ended September 30, 2016
Basic EPS	95.6	$37.7	$0.39	$10.0	$0.11	$0.50
Effect of dilutive securities:
Stock-based compensation arrangements	0.7	—	—	—	—	—
Convertible Debt	6.8	—	(0.03)	—	(0.01)	(0.04)
Diluted EPS	103.1	$37.7	$0.36	$10.0	$0.10	$0.46
Nine Months Ended September 30, 2016
Basic EPS	96.1	$115.5	$1.20	$10.0	$0.11	$1.31
Effect of dilutive securities:
Stock-based compensation arrangements	0.7	—	(0.01)	—	—	(0.01)
Convertible Debt	6.8	—	(0.08)	—	(0.01)	(0.09)
Diluted EPS	103.6	$115.5	$1.11	$10.0	$0.10	$1.21
Three Months Ended September 30, 2015
Basic EPS	97.9	$57.6	$0.59	$0.5	$—	$0.59
Effect of dilutive securities:
Stock-based compensation arrangements	0.8	—	(0.01)	—	—	(0.01)
Convertible Debt	5.4	—	(0.03)	—	0.01	(0.02)
Diluted EPS	104.1	$57.6	$0.55	$0.5	$0.01	$0.56
Nine Months Ended September 30, 2015
Basic EPS	98.4	$125.8	$1.28	$0.6	$—	$1.28
Effect of dilutive securities:
Stock-based compensation arrangements	0.8	—	(0.01)	—	—	(0.01)
Convertible Debt	5.4	—	(0.07)	—	0.01	(0.06)
Diluted EPS	104.6	$125.8	$1.20	$0.6	$0.01	$1.21

The diluted EPS calculation for the three and nine months ended September 30, 2016 excludes 0.3 of performance-based restricted stock units granted in 2014, as the performance criteria has not yet been achieved, as well as 0.6 performance-based restricted stock units (0.3 and 0.3 granted in 2016 and 2015, respectively), as the performance criteria for the third year of the 2015 grants and the second and third years of the 2016 grants have not yet been fully defined, thereby precluding a grant for accounting purposes due to a lack of a mutual understanding of the terms of the stock-based awards.

As described more fully in Note 7, during 2009, the Company issued approximately $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Convertible Debentures). The 2029 Convertible Debentures were convertible, subject to certain conditions, into shares of the Company’s common stock at an initial conversion price of $12.07 per share, or eighty-two and eighty-two hundredths shares per one thousand dollars in principal amount of debentures. The conversion rate is subject to adjustment for certain events outlined in the indenture governing the 2029 Convertible Debentures (the Indenture), including payment of dividends. As of September 30, 2016, the implied conversion price for the 2029 Convertible Debentures was $11.39 per share, or eighty-seven and seventy-nine hundredths shares per one thousand dollars in principal amount of debentures. There were 6.8 dilutive shares related to the 2029 Convertible Debentures for the three and nine months ended September 30, 2016.

Shareholders’ Equity
The Company repurchased 0.6 and 2.0 of its common shares during the three and nine months ended September 30, 2016 at average prices of $28.00 and $26.47 per share for a total of $16.0 and $54.0. Based upon the timing of transactions, $0.6 of the shares repurchased had not settled as of September 30, 2016. These shares are excluded from outstanding shares at the end of the current quarter and were settled in cash during the fourth quarter of 2016.

As of September 30, 2016, the Company had the authority to repurchase an additional $160.7 of outstanding common shares pursuant to share repurchase authorizations approved by the Company’s Board of Directors. The timing and terms of any future transactions will depend on a number of considerations including market conditions, our available liquidity and capital needs, and limits on share repurchases that may be applicable under the covenants in our Credit Agreement.

Dividends
During 2015 and 2016, the Company has paid the following dividends per common share approved by the Company’s Board of Directors:

Announcement Date	Record Date	Dividend Amount	Payment Date
November 5, 2014	December 26, 2014	$0.07	January 9, 2015
February 18, 2015	March 20, 2015	$0.07	April 3, 2015
May 5, 2015	June 18, 2015	$0.08	July 2, 2015
August 4, 2015	September 18, 2015	$0.08	October 2, 2015
November 4, 2015	December 24, 2015	$0.08	January 8, 2016
February 23, 2016	March 24, 2016	$0.08	April 8, 2016
May 9, 2016	June 24, 2016	$0.09	July 8, 2016
August 8, 2016	September 23, 2016	$0.09	October 7, 2016

On November 8, 2016, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid on January 6, 2017 to shareholders of record as of December 23, 2016.

The Board expects that future cash dividends will be paid on a quarterly basis. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on the Company’s future earnings, cash flow, financial condition, financial covenants and other relevant factors.

6. GOODWILL AND OTHER INTANGIBLE AND LONG-LIVED ASSETS

Goodwill and Other Intangible Assets
Goodwill was $931.9 at September 30, 2016 compared to $830.3 at December 31, 2015. This increase was due to the buw acquisition discussed in Note 3, as well as foreign currency translation. The Company tests goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Goodwill impairment testing is performed at the reporting unit level, one level below the business segment. The Company’s reporting units are Customer Management - Agent Services and Customer Management - Customer Interaction Technology (CIT). As of September 30, 2016 and December 31, 2015, all goodwill was held by the Customer Management - Agent Services reporting unit.

The annual impairment test performed as of October 1, 2015 indicated that the fair value of the Customer Management - Agent Services reporting unit was substantially in excess of its carrying value. However, impairment charges could be required if a divestiture decision is made or other significant economic events occur with respect to the reporting unit. Subsequent to our October 1, 2015 annual impairment test, no indications of an impairment have been identified.

The Company’s other intangible assets, primarily acquired through business combinations, are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts. No impairment charges were recognized in any period presented. As of September 30, 2016 and December 31, 2015, the Company’s other intangible assets consisted of the following:

September 30, 2016	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified within Property and equipment, net)	$41.3	$(41.3)	$—
Trademarks	26.7	(20.5)	6.2
Customer relationships and other intangibles	479.1	(166.1)	313.0
Total	$547.1	$(227.9)	$319.2

December 31, 2015	Gross Carrying Amount	Accumulated Amortization	Net
Software (classified within Property and equipment, net)	$41.3	$(38.5)	$2.8
Trademarks	26.0	(17.3)	8.7
Customer relationships and other intangibles	458.1	(148.7)	309.4
Total	$525.4	$(204.5)	$320.9

The intangible assets are being amortized using the following amortizable lives: 8 to 10 years for software, 1 to 4 years for trademarks and 1 to 17 years for customer relationships and other intangibles. The remaining weighted average amortization period for trademarks and customer relationships and other intangibles is approximately 14.0 years. Amortization of software is included within depreciation expense as the underlying assets are classified within property and equipment.

Trademarks and customer relationships and other intangibles amortization expense was $20.9 and $20.6 for the nine months ended September 30, 2016 and 2015, respectively, and is estimated to be approximately $28.3 for the year ended December 31, 2016. The related estimated expense for the five subsequent fiscal years is as follows:

For the year ended December 31, 2017	$29.6
For the year ended December 31, 2018	25.3
For the year ended December 31, 2019	24.8
For the year ended December 31, 2020	24.1
For the year ended December 31, 2021	22.3
Thereafter	185.7

7. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following:

	September 30, 2016	December 31, 2015
Term Loan, due 2019	$212.7	$212.0
Convertible Debentures, due 2029	63.3	62.1
Capital Lease Obligations	4.3	6.7
Accounts Receivable Securitization	21.0	60.0
Total debt	301.3	340.8
Less debt issuance costs	1.5	1.5
Total debt, net	299.8	339.3
Less current maturities	2.1	3.4
Long-term debt	$297.7	$335.9

Credit Facility
On February 28, 2014, the Company entered into a Credit Agreement establishing an unsecured credit facility in the aggregate amount of $650.0 (Credit Agreement). In connection with entering into the Credit Agreement, Convergys terminated its $300.0 Four-Year Competitive Advance and Revolving Credit Facility Agreement dated March 11, 2011. The Credit Agreement consists of unsecured term loans (the Term Loan) in the initial aggregate amount of $350.0, and an unsecured revolving credit facility (the Revolving Credit Facility) in the amount of $300.0. The Company recorded the initial carrying amount of the Term Loan at $344.9, reflecting a discount of $5.1 resulting from fees paid directly to the lenders at issuance. The discount will be amortized over the life of the Term Loan using the effective interest rate method (2.8% as of September 30, 2016), and is included in interest expense in the Consolidated Statements of Income. The Term Loan and the Revolving Credit Facility mature on March 3, 2019, unless extended pursuant to the terms of the Credit Agreement. Outstanding amounts bear interest at the applicable rate described in the Credit Agreement. The next required principal payment is due March 3, 2019. While amounts borrowed and repaid under the Revolving Credit Facility may be re-borrowed, amounts repaid under the Term Loan may not be borrowed again under the Credit Agreement. Total borrowing capacity remaining under the Revolving Credit Facility was $300.0, with $215.0 outstanding principal on the Term Loan, as of September 30, 2016. The Credit Agreement contains certain affirmative and negative covenants, as well as other terms and conditions that are customary for credit facilities of this type, including financial covenants for leverage and interest coverage ratios. The Company was in compliance with all covenants at September 30, 2016.

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

The 2029 Convertible Debentures, which pay a fixed rate of interest semi-annually, have a contingent interest component that will require the Company to pay additional interest if the trading price of the 2029 Convertible Debentures exceeds a specified threshold at specified times, commencing on September 15, 2019, as outlined in the Indenture. The maximum amount of contingent interest that will accrue is 0.75% per annum of the average trading price of the 2029 Convertible Debentures during the periods specified in the Indenture. The fair value of this embedded derivative was not significant at September 30, 2016 or December 31, 2015.

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

The 2029 Convertible Debentures are convertible at the option of the holders on or after September 15, 2028 and prior to that date only under the following circumstances: (1) during any calendar quarter if the last reported sales price of the Company’s common shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price (currently $14.81) for the 2029 Convertible Debentures on each applicable trading day (hereinafter referred to as the Sales Price Condition); (2) during the five business day period immediately following any five consecutive trading day period (the Measurement Period) in which, as determined following a request by a holder of 2029 Convertible Debentures as provided in the Indenture, the trading price per $1,000 principal amount of 2029 Convertible Debentures for each trading day of such Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common shares and the applicable conversion rate for the 2029 Convertible Debentures on each such trading day; (3) if the Company elects to redeem any or all of the 2029 Convertible Debentures; or (4) upon the occurrence of specified corporate events pursuant to the terms of the Indenture. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2029 Convertible Debentures to be converted and pay or deliver, as the case may be, cash, common shares of the Company or a combination of cash and common shares of the Company, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2029 Convertible Debentures being converted.

The 2029 Convertible Debentures were convertible, subject to certain conditions, into common shares of the Company at an initial conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares per one thousand dollars in principal amount of debentures. As of September 30, 2016, the implied conversion price for the 2029 Convertible Debentures was $11.39 per share, or eighty-seven and seventy-nine hundredths shares per one thousand dollars in principal amount of debentures. The conversion rate is subject to adjustment for certain events outlined in the Indenture, including payment of dividends.

As of September 30, 2016 and December 31, 2015, the 2029 Convertible Debentures were convertible at the option of the holders. This conversion right was triggered upon satisfaction of the Sales Price Condition (the closing price of the Company’s common shares was greater than or equal to $14.81, 130% of the conversion price of the 2029 Convertible Debentures at September 30, 2016, for at least 20 of the 30 consecutive trading days ending on September 30, 2016). As a result, the equity component of the 2029 Convertible Debentures, equal to $61.7 (the difference between the par value and carrying value of the 2029 Convertible Debentures at September 30, 2016), has been classified as temporary equity within the September 30, 2016 Consolidated Balance Sheet since this amount was considered redeemable. The Company will reassess the convertibility of the 2029 Convertible Debentures and the related balance sheet classification on a prospective basis. There have been no conversions of the 2029 Convertible Debentures through the date of this filing.

Based on quoted market prices at September 30, 2016, the fair value of the $125.0 aggregate principal amount of the Company’s 2029 Convertible Debentures is $340.5.

Asset Securitization Facility
During January 2014, the Company extended the terms of an asset securitization facility collateralized by accounts receivable of certain of the Company’s subsidiaries, with a purchase limit of $150.0 expiring in January 2017. During June 2015, the Company amended the asset securitization facility to include the receivables of certain of the Company’s Stream subsidiaries. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy-remote subsidiary of the Company. As of September 30, 2016 and December 31, 2015, Convergys had drawn $21.0 and $60.0, respectively, in available funding from qualified receivables. Amounts drawn under this facility have been classified as long-term debt within the Consolidated Balance Sheets.

At September 30, 2016, future minimum payments of the Company’s debt and capital lease arrangements (exclusive of any debt issuance costs and discounts) are as follows:

2016	$0.9
2017	22.7
2018	0.8
2019	215.5
2020	0.4
2021	—
Thereafter	125.0
Total	$365.3

8. RESTRUCTURING

2016 Restructuring
The Company recorded severance charges of $0.2 and $2.7, respectively, for the three and nine months ended September 30, 2016, related to the Company’s ongoing efforts to refine its operating model and reduce costs, as well as headcount reductions resulting from certain client program completions. The 2016 actions impacted approximately 725 employees. The severance expense is included in Restructuring charges on the Consolidated Statements of Income and is expected to be substantially paid in cash by June 30, 2017. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Company’s Consolidated Balance Sheet, was $0.8 as of September 30, 2016, $1.6 as of June 30, 2016 and $1.2 as of March 31, 2016.

2015 Restructuring
During 2015, the Company recorded severance charges of $7.2 related to the Company’s ongoing efforts to refine its operating model and reduce costs, as well as headcount reductions resulting from certain client program completions. The 2015 actions impacted approximately 700 employees. These severance-related charges were fully paid in cash by September 30, 2016. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Company’s Consolidated Balance Sheet, was $0.5 as of June 30, 2016, $2.7 as of March 31, 2016 and $4.1 as of December 31, 2015.

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

Components of pension cost and other amounts recognized in other comprehensive income for the Company’s defined benefit plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$1.6	$1.9	$4.8	$5.7
Interest cost on projected benefit obligation	2.1	2.4	6.4	7.8
Expected return on plan assets	(2.6)	(2.4)	(7.6)	(7.6)
Amortization and deferrals—net	1.7	2.3	5.2	7.7
Total pension cost	$2.8	$4.2	$8.8	$13.6

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

Components of pension cost and other amounts recognized in other comprehensive loss for the EDCP are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$0.3	$0.3	$0.9	$1.1
Interest cost on projected benefit obligation	0.1	0.1	0.3	0.3
Total pension cost	$0.4	$0.4	$1.2	$1.4

Change in Applying Discount Rate to Measure Benefit Costs
At December 31, 2015, Convergys changed the method used to estimate the service and interest cost components of net periodic benefit cost for pension and other postretirement benefits.  This change in methodology resulted in a decrease in the service and interest cost components for pension and other postretirement benefit costs during the three and nine months ended September 30, 2016.  Convergys historically estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.  Beginning in 2016, the Company has elected to utilize a full yield curve approach in the determination of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.  Convergys elected to make this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates.  This change does not affect the measurement of Convergys’ total benefit obligations. Convergys has accounted for this change as a change in accounting estimate and accordingly has accounted for it prospectively.

The impact of this discount rate change compared to the previous method decreased pension and other postretirement benefits service and interest cost by $0.6 and $1.8 during the three and nine months ended September 30, 2016, respectively, with substantially all of the decrease attributable to interest cost. The impact of the change is expected to be approximately $2.4 for the year ended December 31, 2016.

10. STOCK-BASED COMPENSATION PLANS

The Company’s operating results for the three and nine months ended September 30, 2016 included stock compensation expense of $5.2 and $14.4, respectively, compared to $4.3 and $12.6, respectively, for the same period in 2015. Expense for the three and nine months ended September 30, 2016 included $0.7 and $1.6, respectively, related to awards classified as liabilities that will ultimately settle in cash.

Restricted Stock Units

Time-based Restricted Stock Units
During the nine months ended September 30, 2016 and 2015, the Company granted 0.5 and 0.7 shares, respectively, of time-based restricted stock units. The weighted average grant date fair values of these grants were $26.53 and $22.31 per share, respectively. These time-based grants are scheduled to vest 25% at the first anniversary of the grant date, 25% at the second anniversary and 50% at the third anniversary.

The total compensation cost related to non-vested time-based restricted stock units not yet recognized as of September 30, 2016 was approximately $20.7, which is expected to be recognized over a weighted average period of 2.0 years. Changes to non-vested time-based restricted stock units for the nine months ended September 30, 2016 were as follows:

Shares (in millions)	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2015	1.3	20.20
Granted	0.5	26.53
Vested	(0.5)	19.27
Forfeited	—	—
Non-vested at September 30, 2016	1.3	$23.23

Performance-based Restricted Stock Units
During the nine months ended September 30, 2016 and 2015, the Company granted 0.3 and 0.4 shares, respectively, of performance-based restricted stock units. These grants provide for payout based upon the extent to which the Company achieves certain EPS targets, as determined by the Compensation and Benefits Committee of the Board of Directors, over three-year periods. Payout levels for earned shares range from 50% to 200% of award shares. No payout is earned if performance is below the minimum performance threshold level. At September 30, 2016, the targets for the third year of the 2015 grants and the second and third years of the 2016 grants had not yet been set and the key terms had not been effectively communicated to the recipients, and as such the expense related to these grants had not yet been recognized. These grants have been excluded from the table below.

During the first quarter of 2016, the Company established and communicated to participants the final key terms of the 2014 awards, resulting in grants for accounting purposes with a grant date fair value of $26.49 per share. The total compensation cost related to the 2014 non-vested performance-based restricted stock units not yet recognized as of September 30, 2016 was approximately $2.4, which is expected to be recognized ratably over the remaining vesting period ending in February 2017.

Changes to non-vested performance-based restricted stock units for the nine months ended September 30, 2016 were as follows:

Shares (in millions)	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2015	0.3	21.84
Granted	0.3	26.49
Vested	(0.3)	21.92
Forfeited	—	—
Non-vested at September 30, 2016	0.3	$26.48

Stock Options
Presented below is a summary of Company stock option activity for the nine months ended September 30, 2016. Prior to 2016, all outstanding stock options were fully vested and the related expense had been fully recognized.

Shares (in millions)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Fair Value at Date of Grant (per share)
Options outstanding at December 31, 2015	0.5	$13.33	5.6	$3.78
Options exercisable at December 31, 2015	0.5	$13.33	5.6	$3.74
Granted	—	—
Exercised	(0.1)	13.24
Forfeited	—	—
Options outstanding at September 30, 2016	0.4	$13.34	4.8	$3.78
Options exercisable at September 30, 2016	0.4	$13.34	4.8	$3.78

11. COMMITMENTS AND CONTINGENCIES

Commitments
At September 30, 2016, the Company had outstanding letters of credit and bond obligations of $25.4 related to performance guarantees. The Company believes that any guarantee obligation that may arise will not be material. The Company also has future purchase commitments with telecommunication and transportation providers of $25.9.

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

The Company serves many of its U.S.-based clients using its contact centers in various countries such as the Philippines, India, Canada, China, Malaysia, Egypt, Costa Rica, Colombia, Dominican Republic, Nicaragua and Honduras. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to deliver services under these contracts are denominated in the local currency of the country where services are provided, which represents a foreign exchange exposure. Additionally, we have certain client contracts that are priced in Australian dollars, for which a substantial portion of the costs to deliver services are denominated in other currencies. The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in some of the aforementioned foreign currencies by entering into hedging contracts with several financial institutions to acquire a total of PHP 37,881.0 at a fixed price of $800.7 at various dates through September 2019, INR 11,997.0 at a fixed price of $165.5 at various dates through June 2019, CAD 60.3 at a fixed price of $46.6 at various dates through December 2018 and COP 24,000.0 at a fixed price of $7.4 at various dates through December 2017, and to sell a total of AUD 9.0 at a fixed price of $6.4 at various dates through December 2016. These instruments mature within the next 36 months and had a notional value of $1,026.7 at September 30, 2016 and $1,040.8 at December 31, 2015. The derivative instruments discussed above are designated and are effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	September 30, 2016	December 31, 2015
Forward exchange contracts and options designated as hedging instruments:
Included within other current assets	$4.0	$1.2
Included within other non-current assets	3.1	0.8
Included within other current liabilities	23.8	29.7
Included within other long-term liabilities	9.8	14.7

The Company recorded a deferred tax benefit of $10.2 and $16.2 related to these derivatives at September 30, 2016 and December 31, 2015, respectively. A total of $16.3 and $26.1 of deferred losses, net of tax, related to these cash flow hedges at September 30, 2016 and December 31, 2015, respectively, were included in accumulated other comprehensive loss (OCL). As of September 30, 2016, deferred losses of $19.8 ($12.2 net of tax), on derivative instruments included in accumulated OCL are expected to be reclassified into earnings during the next 12 months. The following tables provide the effect of these derivative instruments on the Company’s Consolidated Financial Statements during the three and nine months ended September 30, 2016 and 2015, respectively:

	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Three Months Ended September 30, 2016
Foreign exchange contracts	$(13.2)	$(4.6)	Cost of providing services and products sold and Selling, general and administrative
Nine Months Ended September 30, 2016
Foreign exchange contracts	$(2.1)	$(18.0)	Cost of providing services and products sold and Selling, general and administrative
Three Months Ended September 30, 2015
Foreign exchange contracts	$(36.4)	$(7.9)	Cost of providing services and products sold and Selling, general and administrative
Nine Months Ended September 30, 2015
Foreign exchange contracts	$(39.5)	$(15.8)	Cost of providing services and products sold and Selling, general and administrative

The gain or loss recognized related to the ineffective portion of the derivative instruments was immaterial for the three and nine months ended September 30, 2016 and 2015.

The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. During the nine months ended September 30, 2016, a loss of $3.7 was recognized related to changes in fair value of these derivative instruments not designated as hedges, compared to a gain of $0.7 in the same period in 2015. The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income, net in the accompanying Consolidated Statements of Income. The fair value of these derivative instruments not designated as hedges at September 30, 2016, was a $1.7 net payable.

The aggregate fair value of all derivative instruments designated as hedges in a liability position at September 30, 2016 was $33.6 for which the Company has no posted collateral.

Short-term Investments
As of September 30, 2016 and December 31, 2015, the Company held investment securities with a fair value of $12.3 and $12.2, respectively, that are held in a grantor trust for the benefit of participants in the EDCP and reflect the hypothetical investment balances of EDCP participants. The securities are classified as trading securities and included within short-term investments in the Consolidated Balance Sheets. The investment securities include exchange-traded mutual funds, common shares of the Company and money market accounts. These securities are carried at fair value, with gains and losses, both realized and unrealized, reported in other income (expense), net in the Consolidated Statements of Income. The cost of securities sold is based upon the specific identification method. Interest and dividends on securities classified as trading are included in other income (expense), net.

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

At September 30, 2016 and December 31, 2015, the Company had foreign currency forward contracts measured at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during the nine months ended September 30, 2016 and 2015. The derivative assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$7.6	$—	$7.6	$—
Foreign currency forward contracts (liability position)	$35.8	$—	$35.8	$—

	December 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$2.1	$—	$2.1	$—
Foreign currency forward contracts (liability position)	$44.4	$—	$44.4	$—

The Company also had investment securities held in a grantor trust for the benefit of participants of the EDCP measured at fair value at September 30, 2016 and December 31, 2015. These investments are recorded as short-term investments on the Consolidated Balance Sheets. The fair value of these instruments was measured using the quoted prices in active markets for identical assets (Level 1). There were no transfers between the three levels of the fair value hierarchy during the nine months ended September 30, 2016 and 2015. The assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$10.1	$10.1	$—	$—
Convergys common stock	1.6	1.6	—	—
Money market accounts	0.6	0.6	—	—
Total	$12.3	$12.3	$—	$—

	December 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$9.7	$9.7	$—	$—
Convergys common stock	1.8	1.8	—	—
Money market accounts	0.7	0.7	—	—
Total	$12.2	$12.2	$—	$—

14. INCOME TAXES

The effective tax rate on net income from continuing operations was an expense of 15.8% and 17.8% for the three and nine months ended September 30, 2016 compared to a benefit of 41.9% and 5.1%, respectively, in the same periods last year. The effective tax rates for both periods in each year were largely impacted by the geographic mix of worldwide income and certain discrete items, including tax expense of $1.3 for the three and nine months ended September 30, 2016 associated with the repatriation of certain foreign earnings in conjunction with the Company’s acquisition of buw. The prior year effective tax rates were also impacted by net tax benefits of $17.5 and 22.4, respectively, for the three and nine months ended September 30, 2015, resulting from favorable resolution of certain tax audits and the expiration of statutes of limitations from previous uncertain non-U.S. tax positions. The three and nine months ended September 30, 2015 were also impacted by a $3.7 net tax benefit for the difference between tax previously accrued for the repatriation of foreign earnings and the actual taxes paid on the ultimate repatriation of such earnings.

The liability for unrecognized tax benefits was $20.6 and $31.6 at September 30, 2016 and December 31, 2015, respectively, and is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. As of September 30, 2016, the total amount of unrecognized tax benefits that would affect income tax expense if recognized in the Consolidated Financial Statements is $18.2. This amount includes interest and penalties of $9.2. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between approximately $1.8 and $12.7 in the next twelve months; however, actual developments in this area could differ from those currently expected.

15. PAYABLES AND OTHER CURRENT LIABILITIES

	At September 30, 2016	At December 31, 2015
Payables and other current liabilities:
Accounts payable	$44.4	$48.0
Accrued income and other taxes	36.4	23.9
Accrued payroll-related expenses	138.9	140.6
Derivative liabilities	25.9	29.7
Accrued expenses, other	80.6	69.0
Restructuring	0.8	4.3
Deferred revenue and government grants	14.4	19.5
	$341.4	$335.0

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

	Foreign Currency	Derivative Financial Instruments	Pension Liability	Total
Balance at December 31, 2014	$(1.1)	$(18.3)	$(47.3)	$(66.7)
Other comprehensive (loss) income before reclassifications	(28.9)	2.4	—	(26.5)
Amounts reclassified from accumulated other comprehensive loss	—	2.3	1.6	3.9
Net current-period other comprehensive (loss) income	(28.9)	4.7	1.6	(22.6)
Balance at March 31, 2015	$(30.0)	$(13.6)	$(45.7)	$(89.3)
Other comprehensive income (loss) before reclassifications	10.1	(4.4)	—	5.7
Amounts reclassified from accumulated other comprehensive loss	—	2.6	1.6	4.2
Net current-period other comprehensive income (loss)	10.1	(1.8)	1.6	9.9
Balance at June 30, 2015	(19.9)	(15.4)	(44.1)	(79.4)
Other comprehensive (loss) income before reclassifications	(8.9)	(22.4)	—	(31.3)
Settlement of pension obligation	—	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	4.9	1.6	6.5
Net current-period other comprehensive income (loss)	(8.9)	(17.5)	1.6	(24.8)
Balance at September 30, 2015	(28.8)	(32.9)	(42.5)	(104.2)

Balance at December 31, 2015	$(38.2)	$(26.1)	$(37.5)	$(101.8)
Other comprehensive income before reclassifications, net of tax	10.0	16.7	—	26.7
Amounts reclassified from accumulated other comprehensive income, net of tax	—	5.3	1.0	6.3
Net current-period other comprehensive income	10.0	22.0	1.0	33.0
Balance at March 31, 2016	$(28.2)	$(4.1)	$(36.5)	$(68.8)
Other comprehensive loss before reclassifications, net of tax	(11.2)	(9.8)	—	(21.0)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	2.9	1.0	3.9
Net current-period other comprehensive (loss) income	(11.2)	(6.9)	1.0	(17.1)
Balance at June 30, 2016	$(39.4)	$(11.0)	$(35.5)	$(85.9)
Other comprehensive loss before reclassifications, net of tax	(2.0)	(8.1)	—	(10.1)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	2.8	1.0	3.8
Net current-period other comprehensive (loss) income	(2.0)	(5.3)	1.0	(6.3)
Balance at September 30, 2016	$(41.4)	$(16.3)	$(34.5)	$(92.2)

The following table summarizes the reclassification out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Loss on derivative instruments	$(4.6)	$(18.0)	Cost of providing services and products sold and Selling, general and administrative
Tax benefit	1.8	7.0	Income tax expense
Loss on derivative instruments, net of tax	(2.8)	(11.0)	Income from Continuing Operations, net of tax

Adjustments of pension and other post employment obligations	(1.6)	(4.8)	Selling, general and administrative
Tax benefit	0.6	1.8	Income tax expense
Adjustment of pension and other post employment obligations, net of tax	(1.0)	(3.0)	Income from Continuing Operations, net of tax

Total reclassifications for the period	$(3.8)	$(14.0)

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Loss on derivative instruments	$(7.9)	$(15.8)	Cost of providing services and products sold and Selling, general and administrative
Tax benefit	3.0	6.0	Income tax expense
Loss on derivative instruments, net of tax	(4.9)	(9.8)	Income from Continuing Operations, net of tax

Adjustments of pension and other post employment obligations	(2.5)	(7.5)	Selling, general and administrative
Tax benefit	0.9	2.7	Income tax expense
Adjustment of pension and other post employment obligations, net of tax	(1.6)	(4.8)	Income from Continuing Operations, net of tax

Total reclassifications for the period	$(6.5)	$(14.6)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in millions except per share amounts)

BACKGROUND

Convergys Corporation is a global leader in customer management, focused on bringing value to our clients through every customer interaction. As of September 30, 2016, Convergys had more than 130,000 employees working in over 150 locations in 33 countries, interacting with our clients’ customers in 58 languages. As a global provider in the industry, Convergys has a history of commitment and dedication to excellence in serving many of the world’s largest brands. Our business model allows us to deliver consistent, quality service, at the scale and in the geographies that meet our clients’ business needs and proactively partner to solve client business challenges through our account management model. We leverage our geographic footprint and comprehensive capabilities to help leading companies create quality customer experiences across multiple interaction channels while increasing revenue and reducing their cost to serve. We are a well-capitalized leader in our market and are able to invest in the services, technology, and analytics that matter to our clients and their customers.

Operations and Structure
On August 1, 2016, Convergys acquired buw, a leader in the German customer care industry. The acquisition added 16 sites and approximately 6,000 employees spread across Germany, Hungary and Romania into Convergys’ global operations. For the three and nine months ended September 30, 2016, the acquired buw operations contributed revenue of $25.9 and income before income taxes of $0.6.
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

We believe our clients benefit from our worldwide workforce located in key geographies throughout the world, including the United States, Canada, Philippines, India, China, Indonesia, Malaysia, Australia, U.K., France, Tunisia, Egypt, Bulgaria and other countries throughout the EMEA region, Costa Rica, Colombia, Dominican Republic, El Salvador, Nicaragua and Honduras. The Stream acquisition expanded the Company’s presence in North America, Latin America, and the Philippines. Most notably, the acquisition increased Convergys’ presence in EMEA by adding sites across Europe, as well as multiple sites in North Africa. As a result of this combination, Convergys further diversified its client base and enhanced its ability to offer a wider range of customer transactions in a more cost effective manner from multiple geographies, at scale. Convergys further expanded its geographic footprint in Germany and Eastern Europe through the acquisition of buw during the current year.

Agent-related revenues, which account for more than 95% of revenues for the nine months ended September 30, 2016, are typically recognized as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. Remaining revenues are derived from the sale of premise-based and hosted automated self-care and technology solutions and provision of professional services. Revenues from the sale of these solutions and provision of services are typically recognized as services are provided over the duration of the contract using contractual rates.

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

FORWARD-LOOKING STATEMENTS

This report contains statements, estimates, or projections that constitute “forward-looking statements” as defined under U.S. federal securities laws. In some cases, one can identify forward looking statements by terminology such as “will,” “expect,” “estimate,” “think,” “forecast,” “guidance,” “outlook,” “plan,” “lead,” “project” or other comparable terminology. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks include, but are not limited to: (i) the loss of a significant client or significant business from a client; (ii) the future financial performance of our largest clients and the major industries that we serve; (iii) contractual provisions that may limit our profitability or enable our clients to reduce or terminate services; (iv) our failure to successfully acquire and integrate businesses, including buw; (v) our inability to protect proprietary or personally identifiable data against unauthorized access or unintended release; (vi) our inability to maintain and upgrade our technology and network equipment in a timely and cost effective manner; (vii) international business and political risks, including ongoing political developments in the Philippines, uncertainty regarding the impact of Britain’s vote to leave the European Union (“Brexit”) or other similar actions by European Union member states, and economic weakness and operational disruption as a result of natural events, political unrest, war, terrorist attacks or other civil disruption; (viii) the effects of foreign currency exchange rate fluctuations; (ix) the failure to meet expectations regarding our future tax liabilities or the unfavorable resolution of tax contingencies; (x) adverse effects of regulatory requirements, investigative and legal actions, and other commitments and contingencies; and (xi) those factors contained in our periodic reports filed with the SEC, included in the “Risk Factors” section of our most recent Annual Report on Form 10-K. The forward-looking information in this document is given as of the date of the particular statement and we assume no duty to update this information.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	Change	%	2016	2015	Change	%
Revenues:
Communications	$377.9	$400.0	$(22.1)	(6)	$1,091.6	$1,193.7	$(102.1)	(9)
Technology	154.3	159.4	(5.1)	(3)	472.5	453.0	19.5	4
Financial Services	51.8	50.5	1.3	3	157.6	157.5	0.1	—
Other	157.2	131.7	25.5	19	433.9	394.6	39.3	10
Total Revenues	$741.2	$741.6	$(0.4)	—	$2,155.6	$2,198.8	$(43.2)	(2)

Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015

Consolidated revenues for the third quarter of 2016 were $741.2, consistent with $741.6 in the third quarter of the prior year. Revenue related to the acquired buw operations increased revenues by approximately 3%, primarily within the communications and other verticals. Changes in currency exchange rates resulted in reduced revenues of approximately 1% in the current quarter as the U.S. dollar strengthened relative to the British pound. Revenues from communications clients decreased 6% from the third quarter of 2015, reflecting volume declines, program completions with certain existing clients and the loss of a client, as well as unfavorable currency exchange rate impacts, partially offset by revenue contributions from the acquired buw operations. Revenues from technology clients decreased 3% from the third quarter of 2015, reflecting program completions with certain existing clients and unfavorable currency exchange rate impacts, partially offset by volume increases with existing clients. Revenues from financial services increased 3% from the third quarter of 2015 due to additional volume and program expansions with existing clients, partially offset by the loss of a client. Other revenues, which are comprised of clients outside the Company’s three largest industries served, increased 19% from the third quarter of 2015. This increase is attributable to increased volume, new programs and sites with existing clients, as well as revenue contributions from the acquired buw operations.

Nine Months Ended September 30, 2016 versus Nine Months Ended September 30, 2015

Consolidated revenues for the nine months ended September 30, 2016 were $2,155.6, a 2% decrease from $2,198.8 in the same period in the prior year. Revenue related to the acquired buw operations increased revenues by approximately 1%, primarily within the communications and other verticals. Changes in currency exchange rates resulted in reduced revenues of approximately 1% in the current year as the U.S. dollar strengthened relative to the British pound, Australian dollar, Canadian dollar and the euro. Revenues from communications clients decreased 9% from the prior year, reflecting volume declines, program completions with certain existing clients and the loss of a client, as well as unfavorable currency exchange rate impacts, partially offset by revenue contributions from the acquired buw operations. Revenues from technology clients increased 4% from the prior year due to volume increases and new programs with existing clients, partially offset by program completions and unfavorable currency exchange rate impacts. Revenues from financial services clients remained consistent with the prior year. Other revenues increased 10% from the prior year. This increase is attributable to volume increases and new programs with existing clients, as well as revenue contributions from the acquired buw operations.

Operating Costs and Expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	Change	%	2016	2015	Change	%
Operating Costs:
Cost of providing services and products sold	$480.5	$471.1	$9.4	2	$1,367.5	$1,406.6	$(39.1)	(3)
Selling, general and administrative	171.0	177.7	(6.7)	(4)	512.7	518.9	(6.2)	(1)
Depreciation	30.3	35.2	(4.9)	(14)	93.3	108.1	(14.8)	(14)
Amortization	7.1	6.6	0.5	8	20.9	20.6	0.3	1
Restructuring	0.2	0.1	0.1	100	2.7	3.5	(0.8)	(23)
Transaction related expenses	1.9	—	1.9	100	3.1	—	3.1	100
Integration related expenses	0.8	3.1	(2.3)	(74)	1.9	7.8	(5.9)	(76)
Total costs and expenses	$691.8	$693.8	$(2.0)	—	$2,002.1	$2,065.5	$(63.4)	(3)

Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015

Total operating costs and expenses for the third quarter of 2016 of $691.8 decreased $2.0 from $693.8 in the same period in the prior year. Operating costs associated with the acquired buw operations increased total costs and expenses by approximately 4% in the current quarter. Changes in currency exchange rates reduced operating costs and expenses by approximately 2% in the current quarter. Total operating costs and expenses for the three months ended September 30, 2016 and 2015 also included charges for integration related expenses of $0.8 and $3.1, respectively, associated with the acquisitions of buw and Stream. Operating costs for the current quarter also included charges for transaction related expenses of $1.9 related to the acquisition of buw. As a percentage of revenues, the cost of providing services and products sold was 65.0% in the third quarter of 2016 compared to 63.5% in the prior year period. The increase in the current quarter is primarily due to the timing and location of certain program implementations, slightly offset by favorable currency exchange impacts. Selling, general and administrative expenses of $171.0 in the third quarter of 2016 decreased by 4% from the prior year period as a result of favorable currency exchange impacts and lower incentive compensation expense in the current quarter, partially offset by expenses from the acquired buw operations. As a percentage of revenues, selling, general, and administrative cost was 23.1% in the third quarter of 2016 compared to 24.0% in the prior year period. Depreciation expense of $30.3 decreased $4.9 from the prior year period, while amortization expense of $7.1 increased $0.5. The decrease in depreciation expense resulted from the timing of certain assets becoming fully depreciated, as well as lower depreciation from the fair value write-up of property and equipment acquired from Stream. The increase in amortization expense resulted from acquired intangible assets from the buw acquisition.

Nine Months Ended September 30, 2016 versus Nine Months Ended September 30, 2015

Total operating costs and expenses for the nine months ended September 30, 2016 of $2,002.1 decreased 3% from $2,065.5 for the same period in the prior year. Operating costs associated with the acquired buw operations increased total costs and expenses by approximately 1% in the current period. Changes in currency exchange rates reduced operating costs and expense by approximately 2% for the nine months ended September 30, 2016. Total operating costs and expenses for the nine months ended September 30, 2016 and 2015 also included charges for integration related expenses of $1.9 and $7.8, respectively, associated with the acquisitions of buw and Stream. Operating costs for 2016 also included charges for transaction related expenses of $3.1 related to the acquisition of buw. As a percentage of revenues, the cost of providing services and products sold was 63.4% for the nine months ended September 30, 2016, compared to 64.0% in the prior year period, largely due to the timing and location of certain program implementations. Selling, general and administrative expenses of $512.7 in the first nine months of 2016 decreased 1% compared to the prior year period largely due to favorable currency exchange impacts, partially offset by expenses from the acquired buw operations. As a percentage of revenue, selling, general and administrative expense was 23.8% compared to 23.6% in the prior year period. Depreciation expense of $93.3 decreased $14.8 from the prior year period, while amortization expense of $20.9 increased $0.3. The decrease in depreciation expense resulted from the timing of certain assets becoming fully depreciated, as well as lower depreciation from the fair value write-up of property and equipment acquired from Stream.

Operating Income and Adjusted Operating Income (a non-GAAP measure)

In order to assess the underlying operational performance of the continuing operations of the business and to have a basis to compare underlying results to prior and future periods, we provide the non-GAAP measures, Adjusted Operating Income and Adjusted Operating Margin (Adjusted Operating Income divided by Total Revenues), in the table below. For the three and nine months ended September 30, 2016 and 2015, Adjusted Operating Income and Adjusted Operating Margin exclude the following operating charges:

1.
Depreciation of $2.0 and $7.5 for the three and nine months ended September 30, 2016, respectively, and $4.7 and $15.5, respectively, for the prior year periods, resulting from the fair value write-up of property and equipment acquired from buw and Stream ;

2.	Amortization of acquired intangible assets of $7.1 and $20.9 for the three and nine months ended September 30, 2016, respectively, and $6.6 and $20.6, respectively, for the prior year periods;

3.
Transaction expenses of $1.9 and $3.1 for the three and nine months ended September 30, 2016, respectively, associated with the acquisition of buw, primarily related to fees paid for third-party consulting services;

4.
Integration expenses of $0.8 and $1.9 for the three and nine months ended September 30, 2016, respectively, compared to $3.1 and $7.8, respectively, for the same periods in 2015, associated with Convergys’ integration of the acquired buw and Stream operations. These expenses primarily related to fees for third-party consulting services and severance expense.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	Change	%	2016	2015	Change	%
Operating Income	$49.4	$47.8	$1.6	3	$153.5	$133.3	$20.2	15
Operating Margin	6.7%	6.4%			7.1%	6.1%
Depreciation of property & equipment write-up	2.0	4.7	(2.7)	(57)	7.5	15.5	(8.0)	(52)
Amortization of acquired intangible assets	7.1	6.6	0.5	8	20.9	20.6	0.3	1
Transaction related expenses	1.9	—	1.9	100	3.1	—	3.1	100
Integration related expenses	0.8	3.1	(2.3)	(74)	1.9	7.8	(5.9)	(76)
Adjusted Operating Income (a non-GAAP measure)	$61.2	$62.2	$(1.0)	(2)	$186.9	$177.2	$9.7	5
Adjusted Operating Margin	8.3%	8.4%			8.7%	8.1%

Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015

Operating income was $49.4 for the third quarter of 2016 compared to operating income of $47.8 in the prior year period. Excluding the impacts of the operating charges discussed above, Adjusted Operating Income for the third quarter of 2016 was $61.2 compared to $62.2 in the same period in the prior year.

Nine Months Ended September 30, 2016 versus Nine Months Ended September 30, 2015

Operating income was $153.5 for the first nine months of 2016 compared to operating income of $133.3 in the prior year period. Excluding the impacts of the operating charges discussed above, Adjusted Operating Income for the nine months ended September 30, 2016 was $186.9 compared to $177.2 in the same period in the prior year. This increase is largely due to shifts in the geographic mix of where services are provided, as well as favorable currency exchange impact.

Non-Operating Items

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	Change	%	2016	2015	Change	%
Operating Income	$49.4	$47.8	$1.6	3	$153.5	$133.3	$20.2	15
Other (expense) income, net	—	(2.6)	2.6	100	0.6	0.3	0.3	100
Interest expense	(4.6)	(4.6)	—	—	(13.6)	(13.9)	0.3	(2)
Income before Income Taxes	$44.8	$40.6	$4.2	10	$140.5	$119.7	$20.8	17

Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015

Other expense of $2.6 in the prior year quarter primarily related to foreign currency exchange losses. Interest expense in the third quarter of 2016 was consistent with the prior year period.

Nine Months Ended September 30, 2016 versus Nine Months Ended September 30, 2015

Other income was $0.6 in the first nine months of 2016 compared to $0.3 for the first nine months of 2015. The change was primarily due to an increase in foreign exchange gains in the current period. Interest expense decreased by $0.3 compared to the same period in the prior year primarily due to a decrease in the total debt outstanding.

Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	Change	%	2016	2015	Change	%
Income before Income Taxes	$44.8	$40.6	$4.2	10	$140.5	$119.7	$20.8	17
Income tax expense (benefit)	7.1	(17.0)	24.1	NM	25.0	(6.1)	31.1	NM
Income from Continuing Operations, net of tax	$37.7	$57.6	$(19.9)	(35)	$115.5	$125.8	$(10.3)	(8)

Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015

The effective tax rate on net income from continuing operations was an expense of 15.8% for the three months ended September 30, 2016 compared to a benefit of 41.9% in the same period last year. The effective tax rates for both periods were largely impacted by the geographic mix of worldwide income and certain discrete items. The current year effective tax rate was also impacted by tax expense of $1.3 associated with the repatriation of certain foreign earnings in conjunction with the Company’s acquisition of buw. The prior year effective tax rate was also impacted by a $17.5 benefit resulting from statute of limitations expirations from previous uncertain non-U.S. tax positions and a $3.7 net tax benefit for a change in estimate between tax previously accrued for the repatriation of foreign earnings and the actual taxes paid on the ultimate repatriation of such earnings.

Nine Months Ended September 30, 2016 versus Nine Months Ended September 30, 2015

The effective tax rate on net income from continuing operations was an expense of 17.8% for the nine months ended September 30, 2016 compared to a benefit of 5.1% in the same period last year. The change in tax rate for the nine months ended September 30, 2016 is primarily due to a shift in the geographic mix of worldwide income and certain discrete items. The current year effective tax rate was also impacted by tax expense of $1.3 associated with the repatriation of certain foreign earnings in conjunction with the Company’s acquisition of buw. The prior year effective tax rate was also impacted by a $22.4 benefit resulting from favorable resolution of certain tax audits and statute of limitations expirations for previous uncertain non-U.S. tax positions and a $3.7 net tax benefit for a change in estimate between tax previously accrued for the repatriation of foreign earnings and the actual taxes paid on the ultimate repatriation of such earnings during the nine months ended September 30, 2015.

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

1.	Tax expense of $1.3 for the three and nine months ended September 30, 2016 associated with the repatriation of certain foreign earnings in conjunction with the Company’s acquisition of buw.

2.
Tax benefit of $17.5 and $22.4 for the three and nine months ended September 30, 2015, resulting from statute of limitations expirations for previous uncertain non-U.S. tax positions and favorable resolutions of tax audits;

3.
Tax benefit of $3.7 for the three and nine months ended September 30, 2015 for a change in estimate between tax previously accrued for the repatriation of foreign earnings and the actual taxes paid on the ultimate repatriation of such earnings.

We use income from continuing operations, net of tax, and earnings per share data excluding the operating charges and discrete tax items discussed above to assess the underlying operational performance of the continuing operations of the business and to have a basis to compare underlying results to prior and future periods. Adjustments for these items are relevant in evaluating the overall performance of the business. Limitations associated with the use of these non-GAAP measures include that these measures do not present all of the amounts associated with our results as determined in accordance with GAAP. Management compensates for these limitations by using the non-GAAP measures, income from continuing operations, net of tax, and diluted earnings per share, in each case excluding the operating charges and discrete tax items discussed above, and the GAAP measures, income from continuing operations, net of tax, and diluted earnings per share, in its evaluation of performance. These non-GAAP measures should be considered supplemental in nature and should not be construed as being more important than comparable GAAP measures.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	Change	%	2016	2015	Change	%
Income from Continuing Operations, net of tax	$37.7	$57.6	$(19.9)	(35)	$115.5	$125.8	$(10.3)	(8)
Total operating charges from above	11.8	14.4	(2.6)	(18)	33.4	43.9	(10.5)	(24)
Income tax impact from total operating charges	(3.0)	(4.4)	1.4	(32)	(9.1)	(13.2)	4.1	(31)
Tax expense (benefit) related to unremitted foreign earnings	1.3	(3.7)	5	NM	1.3	(3.7)	5.0	NM
Release of income tax reserve	—	(17.5)	17.5	(100)	—	(22.4)	22.4	(100)
Adjusted income from Continuing Operations, net of tax (a non-GAAP measure)	$47.8	$46.4	$1.4	3	$141.1	$130.4	$10.7	8

Diluted Earnings per Common Share:
Continuing Operations	$0.36	$0.55	$(0.19)	(35)	$1.11	$1.20	$(0.09)	(8)
Impact of net charges above included in Continuing Operations, net of tax	0.10	(0.10)	0.20	NM	0.25	0.05	0.20	NM
Adjusted diluted earnings per common share from Continuing Operations (a non-GAAP measure)	$0.46	$0.45	$0.01	2	$1.36	$1.25	$0.11	9

Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015

Income from continuing operations, net of tax for the third quarter of 2016 was $37.7 compared to $57.6 for the same period in 2015, while income from continuing operations per diluted share for the third quarter in 2016 was $0.36 compared to $0.55 for the same period in 2015. Excluding the operating charges and discrete tax items discussed above, adjusted income from continuing operations, net of tax for the third quarter of 2016 was $47.8, or $0.46 per diluted share, compared to $46.4, or $0.45 per diluted share for the same period in 2015.

Nine Months Ended September 30, 2016 versus Nine Months Ended September 30, 2015

Income from continuing operations, net of tax for the nine months ended September 30, 2016 was $115.5 compared to $125.8 for the same period in 2015, while income from continuing operations per diluted share for the nine months ended September 30, 2016 was $1.11 compared to $1.20 for the same period in 2015. Excluding the operating charges and discrete tax items discussed above, adjusted income from continuing operations, net of tax for the nine months ended September 30, 2016 was $141.1 or $1.36 per diluted share, compared to $130.4 or $1.25 per diluted share for the same period in 2015.

Results of Discontinued Operations, Results of Discontinued Operations per Diluted Share, Net Income and Net Income per Diluted Share

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	Change	%	2016	2015	Change	%
Income from Continuing Operations, net of tax	$37.7	$57.6	$(19.9)	(35)	$115.5	$125.8	$(10.3)	(8)
Income from Discontinued Operations, net of tax benefit of $10.0 and $0.7 for the three months ended September 30, 2016 and 2015, respectively, and $9.2 and $0.5 for the nine months ended September 30, 2016 and 2015, respectively.	10.0	0.5	9.5	NM	10.0	0.6	9.4	NM
Net Income	$47.7	$58.1	$(10.4)	(18)	$125.5	$126.4	$(0.9)	(1)

Diluted Earnings Per Common Share:
Continuing Operations	$0.36	$0.55	$(0.19)	(35)	$1.11	$1.20	$(0.09)	(8)
Discontinued Operations	0.10	0.01	0.09	NM	0.10	0.01	0.09	NM
Net Diluted Earnings Per Common Share	$0.46	$0.56	$(0.10)	(18)	$1.21	$1.21	$—	—

Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015

Third quarter 2016 results from discontinued operations include a gain of $10.0, net of tax, compared to a gain of $0.5, net of tax in the third quarter of 2015. Activity in both periods is related to the settlement or adjustment of certain contingencies and tax positions related to the sale of the Information Management business.

Including the results of discontinued operations, third quarter 2016 net income and diluted earnings per share were $47.7 and $0.46, respectively, compared with $58.1 and $0.56, respectively, in the third quarter of 2015.

Nine Months Ended September 30, 2016 versus Nine Months Ended September 30, 2015

For the first nine months of 2016, results from discontinued operations included a gain of $10.0, net of tax, compared to a gain of $0.6, net of tax in the same period in 2015, which related to the settlement or adjustment of certain contingencies and tax positions in connection with the sale of the Information Management business.

Including the results of discontinued operations, net income and diluted earnings per share were $125.5 and $1.21, respectively, for the first nine months of 2016, compared with $126.4 and $1.21, respectively, for the same period in 2015.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income from Continuing Operations, net of tax	$37.7	$57.6	$115.5	$125.8
Depreciation and Amortization	37.4	41.8	114.2	128.7
Interest expense	4.6	4.6	13.6	13.9
Income tax expense	7.1	(17.0)	25.0	(6.1)
EBITDA (a non-GAAP measure)	86.8	87.0	268.3	262.3
Transaction related expenses	1.9	—	3.1	—
Integration related expenses	0.8	3.1	1.9	7.8
Adjusted EBITDA (a non-GAAP measure)	$89.5	$90.1	$273.3	$270.1
EBITDA Margin	11.7%	11.7%	12.4%	11.9%
Adjusted EBITDA Margin	12.1%	12.1%	12.7%	12.3%

RESTRUCTURING CHARGES

2016 Restructuring
The Company recorded severance charges of $0.2 and $2.7, respectively, for the three and nine months ended September 30, 2016, related to the Company’s ongoing efforts to refine its operating model and reduce costs, as well as headcount reductions resulting from certain client program completions. The 2016 actions impacted approximately 725 employees. The severance expense is included in Restructuring charges on the Consolidated Statements of Income and is expected to be substantially paid in cash by June 30, 2017. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Company’s Consolidated Balance Sheet, was $0.8 as of September 30, 2016, $1.6 as of June 30, 2016 and $1.2 as of March 31, 2016.

2015 Restructuring
During 2015, the Company recorded severance charges of $7.2 related to the Company’s ongoing efforts to refine its operating model and reduce costs, as well as headcount reductions resulting from certain client program completions. The 2015 actions impacted approximately 700 employees. These severance-related charges were fully paid in cash by September 30, 2016. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Company’s Consolidated Balance Sheet, was $0.5 as of June 30, 2016, $2.7 as of March 31, 2016 and $4.1 as of December 31, 2015.

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

CLIENT CONCENTRATION

During the first nine months of 2016, our three largest clients accounted for 36.2% of our revenues, compared to 35.9% in the same period of 2015. Our largest client, AT&T (including DIRECTV in both periods), accounted for 21.2% of revenues in the first nine months of 2016 as compared to 21.7% of revenue in the same period in the prior year. No other client accounted for more than 10% of our consolidated revenues for the first nine months of 2016 and 2015. Volumes under certain of our long-term arrangements are earned under multiple contracts with individual clients and vary based on, among other things, general economic conditions, client outsourcing trends and seasonal patterns in our clients' businesses.

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

Cash flows from operating activities generally provide us with a significant source of funding for our investing and financing activities. Cash flows from operating activities totaled $236.8 in the first nine months of 2016 compared to $182.7 in the same period last year. The first nine months of 2016 reflected $5.7 of payments for transaction and integration related expenses compared to $11.0 in the prior year period. Excluding these items, cash flows provided by operating activities totaled $242.5 and $193.7 for the nine months ended September 30, 2016 and 2015, respectively. This improvement was primarily a result of improved cash flow from working capital in the current year, as well as a $20.0 contribution to the Company’s Cash Balance Plan during 2015.

Cash flows used in investing activities were $194.3 during the first nine months of 2016, resulting from cash outflows of $129.9 (net of cash acquired) for the purchase of buw’s operations, $63.6 of capital expenditures and $0.8 for the purchase of short-term and other investments during that period. Cash flows used in investing activities were $88.4 during the first nine months of 2015, resulting from capital expenditures during that period.

Cash flows used in financing activities were $118.1 during the first nine months of 2016 compared to $117.4 during the first nine months of 2015. Activity in the current year included repayments of long-term debt of $2.4 and net repayments of amounts drawn under the asset securitization facility of $39.0. Additionally, we settled in cash the repurchase of 2.1 of the Company's common shares for $54.3, including $0.9 of shares repurchased but not settled prior to December 31, 2015 and excluding $0.6 of shares repurchased in the first nine months of the year that had not settled as of September 30, 2016. We also paid $24.1 in cash dividends and received $1.1 of excess tax benefits from share-based payment arrangements and $0.6 from the exercise of stock options. During the first nine months of 2015, we had long-term debt repayments of $56.0 and net proceeds from the asset securitization facility of $10.0. We settled in cash the repurchase of 2.3 of the Company's common shares for $52.5, including $0.9 of shares repurchased but not settled prior to December 31, 2014 and excluding $1.2 of shares repurchased in the first nine months of 2015 that had not settled as of September 30, 2015. We also paid $21.8 in cash dividends and received $0.5 of excess tax benefits from share-based payment arrangements and $2.4 from the exercise of stock options.

Free Cash Flow and Adjusted Free Cash Flow (non-GAAP measures)
We use free cash flow and adjusted free cash flow, which are non-GAAP measures, to assess the financial performance of the Company. We define free cash flow as cash flows from operating activities less capital expenditures, and adjusted free cash flow as free cash flow less expenditures associated with investment activity to expand or improve our business. A reconciliation of the GAAP measure, net cash provided by operating activities, to the non-GAAP measures, free cash flow and adjusted free cash flow, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net cash provided by operating activities under U.S. GAAP	$80.5	$49.9	$236.8	$182.7
Capital expenditures, net of proceeds from disposal of assets	(29.3)	(36.8)	(63.6)	(88.4)
Free cash flow (a non-GAAP measure)	$51.2	$13.1	$173.2	$94.3
Acquisition - cash paid for transaction and integration related expenses (A)	2.9	4.1	5.7	11.0
Adjusted free cash flow (a non-GAAP measure)	$54.1	$17.2	$178.9	$105.3

(A)	Payments associated with investment activity to expand our business (the buw and Stream acquisitions).

Adjusted free cash flow was $54.1 and $178.9 for the three and nine months ended September 30, 2016, compared to $17.2 and $105.3 for the same periods in 2015. The increase of $73.6 from the prior year is primarily due to improved cash flow from working capital in the current year, a $20.0 contribution to the Company’s Cash Balance Plan during 2015, and decreased capital expenditures in the current year.

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

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments
At September 30, 2016, total capitalization was $1,702.7, consisting of $299.8 of short-term and long-term debt and capital lease obligations, $1,341.2 of equity and $61.7 of temporary equity associated with the convertible debentures conversion feature. At December 31, 2015, total capitalization was $1,678.4, consisting of $339.3 of short-term and long-term debt and capital lease obligations, $1,276.2 of equity and $62.9 of temporary equity associated with the convertible debentures conversion feature. The total debt-to-capital ratio at September 30, 2016 was 17.6%, which compared to 20.2% at December 31, 2015. This decrease primarily resulted from a decrease in total debt outstanding under the Company’s asset securitization facility.

On February 28, 2014, the Company entered into a Credit Agreement establishing an unsecured credit facility in the aggregate amount of $650.0 (Credit Agreement). In connection with entering into the Credit Agreement, Convergys terminated its $300.0 Four-Year Competitive Advance and Revolving Credit Facility Agreement dated March 11, 2011. The Credit Agreement consists of unsecured term loans (the Term Loan) in the initial aggregate amount of $350.0, and an unsecured revolving credit facility (the Revolving Credit Facility) in the amount of $300.0. The Company recorded the initial carrying amount of the Term Loan at $344.9, reflecting a discount of $5.1 resulting from fees paid directly to the lenders at issuance. The discount will be amortized over the life of the Term Loan using the effective interest rate method (2.8% as of September 30, 2016), and is included in interest expense in the Consolidated Statements of Income. The Term Loan and the Revolving Credit Facility mature on March 3, 2019, unless extended pursuant to the terms of the Credit Agreement. Outstanding amounts bear interest at the applicable rate described in the Credit Agreement. The next required principal payment is due March 3, 2019. While amounts borrowed and repaid under the Revolving Credit Facility may be re-borrowed, amounts repaid under the Term Loan may not be borrowed again under the Credit Agreement. Total borrowing capacity remaining under the Revolving Credit Facility was $300.0, with $215.0 outstanding principal on the Term Loan, as of September 30, 2016. The Credit Agreement contains certain affirmative and negative covenants, as well as terms and conditions that are customary for credit facilities of this type, including financial covenants for leverage and interest coverage ratios. The Company was in compliance with all covenants at September 30, 2016.

During 2009, Convergys issued $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) in exchange for $122.5 of 4.875% Unsecured Senior Notes (4.875% Senior Notes) due December 15, 2009, pursuant to an exchange offer. The entire balance of the 2029 Convertible Debentures remained outstanding and was convertible at the option of the holders as of September 30, 2016 and December 31, 2015.

During January 2014, the Company extended the terms of an asset securitization facility collateralized by accounts receivable of certain of the Company’s subsidiaries, with a purchase limit of $150.0 expiring in January 2017. During June 2015, the Company amended the asset securitization facility to include the receivables of certain of the Company’s Stream subsidiaries. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy-remote subsidiary of the Company. As of September 30, 2016 and December 31, 2015, Convergys had drawn $21.0 and $60.0, respectively, in available funding from qualified receivables. Amounts drawn under this facility have been classified as long-term debt within the Consolidated Balance Sheets.

The Company repurchased 0.6 and 2.0 of its common shares during the three and nine months ended September 30, 2016 for a total of $16.0 and $54.0, respectively, pursuant to share repurchase authorizations approved by the Company’s Board of Directors. At September 30, 2016, the Company had the authority to repurchase an additional $160.7 of outstanding common shares pursuant to current authorizations. The timing and terms of any future transactions will depend on a number of considerations including market conditions, our available liquidity and capital needs, and limits on share repurchases that may be applicable under the covenants in our Credit Agreement.

At September 30, 2016, we had outstanding letters of credit and bond obligations of approximately $25.4 related to performance guarantees. We believe that any guarantee obligation that may arise related to performance and payment guarantees of continuing operations will not be material. The Company also has future purchase commitments with telecommunications and transportation providers of $25.9 at September 30, 2016.

During 2015 and 2016, the Company has paid the following dividends per common share approved by the Company’s Board of Directors:

Announcement Date	Record Date	Dividend Amount	Payment Date
November 5, 2014	December 26, 2014	$0.07	January 9, 2015
February 18, 2015	March 20, 2015	$0.07	April 3, 2015
May 5, 2015	June 18, 2015	$0.08	July 2, 2015
August 4, 2015	September 18, 2015	$0.08	October 2, 2015
November 4, 2015	December 24, 2015	$0.08	January 8, 2016
February 23, 2016	March 24, 2016	$0.08	April 8, 2016
May 9, 2016	June 24, 2016	$0.09	July 8, 2016
August 8, 2016	September 23, 2016	$0.09	October 7, 2016

On November 8, 2016, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid on January 6, 2017 to shareholders of record as of December 23, 2016.

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

Interest Rate Risk
At September 30, 2016, Convergys had $236.0 of variable rate debt outstanding under the Term Loan and asset securitization facility, which exposes Convergys to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $2.4 per year.

Foreign Currency Exchange Rate Risk
While most of our contracts are priced in U.S. dollars, for the nine months ended September 30, 2016, we recognized 17% of our revenue under contracts that are denominated in British pounds, euros, Australian dollars and Canadian dollars. A significant increase in the value of the U.S. dollar relative to these currencies may have a material adverse impact on the value of those revenues when translated to U.S. dollars.

We serve many of our U.S.-based clients using our contact centers outside of the U.S., primarily in the Philippines, India, Canada, China, Malaysia, Egypt, Costa Rica, Colombia, Dominican Republic, Nicaragua and Honduras. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to deliver services under these contracts are denominated in the local currency of the country where services are provided, which represents a foreign exchange exposure. Additionally, we have certain client contracts that are priced in Australian dollars, for which a substantial portion of the costs to deliver services are denominated in other currencies. As of September 30, 2016, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with several financial institutions to acquire a total of PHP 37,881.0 at a fixed price of $800.7 at various dates through September 2019, INR 11,997.0 at a fixed price of $165.5 at various dates through June 2019 and CAD 60.3 at a fixed price of $46.6 at various dates through December 2018 and COP 24,000.0 at a fixed price of $7.4 at various dates through December 2017, and to sell a total of AUD 9.0 at a fixed price of $6.4 at various dates through December 2016. The fair value of these derivative instruments as of September 30, 2016 is presented in Note 12 of the Notes to Consolidated Financial Statements. The potential loss in fair value at September 30, 2016 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $100.1. This loss would be substantially mitigated by corresponding gains on the underlying exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into hedging contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of September 30, 2016, the fair value of these derivatives not designated as hedges was a $1.7 payable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2015 for a discussion of our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates in 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by Item 3 is included in Item 2 of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, together with the Company’s General Counsel, Chief Accounting Officer and other key members of management, evaluated the effectiveness of design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the quarter ended September 30, 2016 (Evaluation Date). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the third quarter of 2016 or from September 30, 2016 through the date of filing this report. We repurchased the following common shares during the nine months ended September 30, 2016, as summarized in the following table:

	Shares repurchased	Average price per share
January 2016	255,019	$23.60
February 2016	254,000	24.71
March 2016	299,293	26.59
April 2016	217,801	26.98
May 2016	212,201	27.27
June 2016	230,901	26.42
July 2016	221,401	26.19
August 2016	196,301	28.71
September 2016	152,201	29.74
Total	2,039,118	$26.47

All share repurchases were made pursuant to publicly announced programs. At September 30, 2016, the Company had the authority to repurchase an additional $160.7 of outstanding common shares pursuant to the Board of Directors’ most recent share repurchase authorization of $250.0 in August 2015. The timing and terms of any future transactions will depend on a number of considerations including market conditions, our available liquidity and capital needs, and limits on share repurchases that may be applicable under the covenants in our credit agreement.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 8, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONVERGYS CORPORATION
Date:	November 8, 2016	By:	/s/ Andre S. Valentine
Andre S. Valentine Chief Financial Officer
(on behalf of the Registrant and as principal financial officer)