Form 10-K
period 2016-12-31
CONVERGYS CORP
filed 2017-02-22
CIK 1062047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
________________________________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2016
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                     Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                 Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐
    Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The aggregate market value of the voting shares held by non-affiliates of the registrant was $2,397,716,800, computed by reference to the closing sale price of the stock on the New York Stock Exchange on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.
At January 31, 2017, there were 94,461,542 common shares outstanding, excluding amounts held in treasury of 96,507,896.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2017 are incorporated by reference into Part III of this report.

Convergys Corporation 2016 Annual Report 1

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

Important factors that may affect these forward-looking statements include, but are not limited to: the future financial performance of our largest clients and the major industries that we serve, including global communications, technology and financial services; contractual provisions that may limit our profitability or enable our clients to reduce or terminate services; the loss of a significant client or significant business from a client; our failure to successfully acquire and integrate businesses, including buw; our inability to protect proprietary or personally identifiable data against unauthorized access or unintended release; our inability to maintain and upgrade our technology and network equipment in a timely and cost effective manner; business and political risks related to our global operations, including ongoing political developments in the Philippines, uncertainty regarding the impact of Britain’s vote to leave the European Union (Brexit) or other similar actions by European Union member states, and economic weakness and operational disruption as a result of natural events, political unrest, war, terrorist attacks or other civil disruption; the effects of foreign currency exchange rate fluctuations, including the adverse impact of a strengthening U.S. dollar relative to the Australian dollar, the British pound and the euro; the failure to meet expectations regarding our future tax liabilities, changes in tax law that increase our future tax liabilities or the unfavorable resolution of tax contingencies; the adverse effects of regulatory requirements or changes thereto, investigative and legal actions, and other commitments and contingencies; our inability to effectively manage our contact center capacity; volatility in financial markets, including fluctuations in interest or exchange rates; and other risks that are described under “Risk Factors” in Part I, Item 1A of this report. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

Convergys Corporation 2016 Annual Report 2

PART I

ITEM 1. BUSINESS

OVERVIEW

Convergys Corporation is a global leader in customer experience outsourcing, focused on bringing value to our clients through every customer interaction. We provide integrated agent, analytics and technology solutions with operational excellence that we believe deliver superior business growth, care and support for our clients on a global scale. Convergys has approximately 130,000 employees working in 33 countries, interacting with our clients’ customers in 58 languages. As the second-largest global provider in our industry, Convergys has a history of commitment and dedication to excellence in serving many of the world’s largest brands. Our business model allows us to deliver consistent, quality service, at scale in the geographies and channels that meet our clients’ business needs. We proactively partner to solve client business challenges through our account management model. Our geographic footprint and comprehensive capabilities help leading companies create brand-differentiated customer experiences across all interaction channels, such as mobile, text, chat, social, email and interactive voice response, to generate revenue and reduce their cost to serve. We are a well-capitalized leader in our market and are able to invest in the services, technology, and analytics that matter to our clients and their customers.

OUR BUSINESS

We partner with our clients to improve customer loyalty, reduce costs, and generate revenue through an extensive portfolio of capabilities, including customer care, analytics, tech support, collections, home agent, and end-to-end selling. Our teams use customer experience insights to serve leading brands across industries including communications and media, technology, financial services, retail, government and healthcare. Convergys strives to deliver world-class customer experiences that reduce effort, speed resolution and optimize outcomes. We understand that our clients have individual business needs and that customer interactions in an increasingly multi-channel environment can be complicated. Our goal is to solve the complexities and deliver unparalleled customer experiences on behalf of our clients.

We believe our global clients benefit from our worldwide workforce located in key geographies, including the United States, the Philippines, Germany, the United Kingdom, India, Canada, Tunisia, Costa Rica, the Dominican Republic, Colombia, Egypt, France, Ireland, Italy, Poland, Romania, China, Malaysia, El Salvador, Honduras, Nicaragua, Bulgaria, Hungary, the Netherlands, Spain, Sweden, Australia, Brazil, Indonesia, Mauritius, Singapore, South Africa, and the United Arab Emirates. Our 2016 acquisition of buw significantly expanded the Company’s presence in the growing German contact center market. The geographic information included in Note 17 of the Notes to Consolidated Financial Statements is incorporated by reference in this Item 1.

Our 30+ years of experience and unique mix of agents, analytics and technology allow us to support our clients as they balance their priorities to grow revenue, improve customer satisfaction, and reduce costs. Our agents provide a range of customer experience outsourcing services delivered via any channel or device. We provide solutions across the customer lifecycle, including:

•	Sales

•	Customer Service

•	Technical Support

•	Customer Retention

•	Collections

Our innovative omni-channel contact center technology solutions include:

•	Multichannel Interaction Solutions (Intelligent Self-Service, Voice, Chat, Email, and Knowledge Management)

•	Cross-Channel Integration Framework

•	Real-Time Decisioning Engine

•	Robotic Process Automation

•	Intelligent Notifications

•	Campaign Management

•	Personalized Care

•	Personalized Selling

•	Agent Productivity

•	Retention

We have a dedicated team of professionals to deliver data-driven insights to improve the customer experience through analytics and consulting, and software solutions, including:

•	Integrated Customer Experience Analytics

•	Voice of Customer SaaS software for measuring customer satisfaction

•	Post-Contact Surveys

•	Relational Loyalty Research

•	Customer Segmentation and Profiling

•	Call Elimination Analysis

•	Analysis of Customer Effort

•	Digital Channel Optimization

•	Integrated Contact Center Analytics

STRATEGY

Our strategy is to build on our leading position in a large global market by investing in what matters most to our clients and leveraging our strong financial position to drive sustainable growth and value creation for our shareholders.
Build on a Leading Market Position to Grow With Our Loyal and Expanding Client Base
The Company’s primary focus is on growth with multinational corporations and other large companies in the communications and media, financial services, technology, healthcare, retail and other vertical markets. Convergys intends to build deeper, more strategic relationships to compete for additional market share, expand business with existing clients and further penetrate under-served verticals through pursuit of new clients.
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
Full Lifecycle Services
Client strategies for customer service change rapidly. Increasingly, clients want business partners that offer a breadth and depth of capabilities and the flexibility to make rapid adjustments to the services they provide to their customers. To meet these changing client needs, Convergys invests in agents, analytics and technology solutions that support the full life-cycle of contact types, including sales, customer service, technical support, customer retention and collections.
Vendor Consolidation
Increasingly, clients seek to drive efficiencies and a consistent customer experience by concentrating outsourced operations with a smaller number of strategic partners. Convergys invests in account management to ensure close client engagement to better understand unique client needs. We have also invested in a breadth of capabilities and delivery geographies to enable us to win additional share with clients as they seek to consolidate their volume with fewer vendors.
Global Delivery
Clients demand a seamless customer experience across multiple channels and geographies. Convergys invests in global capacity to provide the right services, including language support, to better serve customers and drive the quality delivery and value our clients demand around the world.
Utilize Financial Strength to Invest in Strategic Growth, Return Capital to Investors
Convergys historically has demonstrated an ability to generate strong operating cash flow, which allows it to both invest in strategic growth and return capital to investors. The Company expects to continue to follow its disciplined capital deployment strategy consisting of selective pursuit of acquisitions, focusing on diversity of clients, capabilities and countries, and return of capital to investors through share repurchases and a quarterly dividend.
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

CLIENTS

We derive significant revenues from AT&T Inc. (AT&T), our largest client. Revenues from AT&T (including DIRECTV Group, Inc. in all years) were 20.5%, 21.3%, and 23.7% of our consolidated revenues for 2016, 2015 and 2014, respectively. No other client accounted for more than 10% of our consolidated revenues for 2016, 2015 or 2014. Volumes with individual clients are often earned under multiple contracts and are subject to variation based on, among other things, general economic conditions, client outsourcing trends and seasonal patterns in our clients’ businesses.

We focus on developing long-term, strategic relationships with large companies in customer-intensive industries. We focus on these types of clients because of the complexity of services required, the anticipated growth of their market segments and their increasing need for more cost-effective customer management services.

OPERATIONS

We operate 149 contact centers averaging approximately 78,000 square feet per center. We have approximately 99,700 production workstations and provide service 24 hours a day, 365 days a year. Our workforce is located throughout the world, including the United States, the Philippines, Germany, the United Kingdom, India, Canada, Tunisia, Costa Rica, the Dominican Republic, Colombia, Egypt, France, Ireland, Italy, Poland, Romania, China, Malaysia, El Salvador, Honduras, Nicaragua, Bulgaria, Hungary, the Netherlands, Spain, Sweden, Australia, Brazil, Indonesia, Mauritius, Singapore, South Africa, and the United Arab Emirates. Our global operating model seeks to deliver a consistent customer experience regardless of where the service is provided. We establish new contact centers as needed to accommodate anticipated growth in business or in response to a specific customer need.

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

Our intellectual property consists primarily of business methods and software systems. To protect our proprietary rights, we rely primarily on a combination of U.S. and foreign copyright, trade secret and trademark laws; confidentiality agreements with employees and third parties; and contractual protections contained in licenses and other agreements with consultants, suppliers, strategic partners and clients.

We own 119 patents, which protect certain technology and business methods that we use to manage our internal systems and processes effectively and we believe give us competitive advantages in developing innovative technologies to provide customer management services to our clients. Our existing patents were issued between July 1997 and January 2017 and generally have a life of 20 years. Additional applications for U.S. patents currently are pending.

Our name and logo are protected by their historic use and by trademarks and service marks that are registered or pending in the U.S. Patent and Trademark Office and under the laws of more than 82 foreign countries.

EMPLOYEES

As of December 31, 2016, we employed approximately 130,000 employees across the globe and in our work-at-home environment. Our clients benefit from our worldwide workforce located in the United States, the Philippines, Germany, the United Kingdom, India, Canada, Tunisia, Costa Rica, the Dominican Republic, Colombia, Egypt, France, Ireland, Italy, Poland, Romania, China, Malaysia, El Salvador, Honduras, Nicaragua, Bulgaria, Hungary, the Netherlands, Spain, Sweden, Australia, Brazil, Indonesia, Mauritius, Singapore, South Africa, and the United Arab Emirates.

COMPETITION

The market in which we operate is highly competitive. We compete based on quality of service, breadth and depth of capabilities, scope of geographic reach, price, and timely and flexible service. Our primary competitors include other customer management companies, such as Atento SA (ATTO), Conduent Inc. (CNDT), Sykes Enterprises Inc. (SYKE), Synnex Corporation (SNX), Teleperformance (RCF), TeleTech Holdings Inc. (TTEC) and Alorica. In addition, niche providers or new entrants can enter the market by developing new systems or services that could impact our business.

Convergys Corporation 2016 Annual Report 3

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
Most of our client contracts do not have minimum volume requirements, and the profitability of each client contract or work order may fluctuate, sometimes significantly, throughout various stages of the program. Certain contracts have performance-related bonus or penalty provisions that require the client to pay us a bonus, or require us to issue the client a credit, based upon our meeting, or failing to meet, agreed-upon service levels and performance metrics. Moreover, although our objective is to sign multi-year agreements, our contracts generally allow the client to terminate the contract for convenience or reduce the amount of our services. There can be no assurance that our clients will not terminate their contracts before their scheduled expiration dates, that the volume of services for these programs will not be reduced, that we will be able to avoid penalties or earn performance bonuses for our services, or that we will be able to terminate unprofitable contracts without incurring significant liabilities. For these reasons, there can be no assurance that our client contracts will be profitable for us or that we will be able to achieve or maintain any particular level of profitability through our client contracts.
We depend on a limited number of clients for a significant portion of our revenue, and the loss of business from one or more of these clients could adversely affect our results of operations.
Our three largest clients collectively represented 35.1% of our revenue in 2016. At any given time, we typically have multiple work orders or contracts with our largest customers. While we would not expect all work orders or contracts to terminate at the same time, the loss of one or more of the larger work orders or contracts with one of our largest clients could adversely affect our business, results of operations and financial condition if the lost revenues are not replaced with profitable revenues from that client or other clients.
Our business is substantially dependent on the global communications industry.
Approximately half of our revenue in 2016 was received from customers operating in the global communications industry. At times, this industry has experienced significant fluctuations in growth rates and capital investment, and predicting future performance in this industry is challenging. General economic weakness or a slowdown in the communications industry could result in a loss of business and adversely affect our revenues and earnings. In addition, the communications industry has experienced significant consolidation in recent years. If this consolidation continues, we may lose business from existing clients following a merger or acquisition, as a result of a change in our client’s outsourcing strategy or a reduction in the amount of business given to any one vendor by the client. The loss of business from one or more of our clients could have an adverse effect on our business, results of operations and financial condition if the lost revenues are not replaced with profitable revenues from other clients.

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
We have made, and in the future may make, acquisitions of or investments in companies, technologies or products in existing, related or new markets. Business combinations, acquisitions and investments, such as our 2016 acquisition of buw, involve numerous risks that vary depending on the scale and nature of the transaction, including, among other things, that:

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

•
The acquired businesses may be located in regions where we have not historically conducted business and subject us to new operational risks, laws, regulations, employee expectations, customs and practices;

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
Our business also involves the use, storage and transmission of information about our employees, our clients and customers of our clients. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or customer data, whether through system failure, employee negligence, fraud or misappropriation, along with unauthorized access to or through our information systems or those we develop for clients, whether by our employees or third parties, could result in negative publicity, loss of clients, legal liability and damage to our reputation, business, results of operations and financial condition.
While we take measures to protect the security of, and prevent unauthorized access to, our systems and personal and proprietary information, the security controls for our systems, as well as other security practices we follow, may not prevent improper access to, or disclosure of, personally identifiable or proprietary information. Furthermore, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. In particular, in 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor Framework regarding data privacy in connection with the transfer of personal data by U.S. companies from the European Economic Area. While the United States and the EU subsequently agreed on a new data transfer framework referred to as the U.S.-EU Privacy Shield, our use of the U.S.-EU Privacy Shield or other appropriate mechanisms to transfer data from the European Economic Area to the United States may result in increased costs and effort. Moreover, our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, financial condition and results of operations.
Interruption of our data centers and contact centers could have a materially adverse effect on our business.
If we experience a temporary or permanent interruption in our operations at one or more of our data or contact centers, through natural disaster, casualty, operating malfunction, cyberattack, terrorist attack, sabotage or other causes, we may be unable to provide the services we are contractually obligated to deliver. Failure to provide contracted services could result in contractual damages or clients’ termination or renegotiation of their contracts. Although we maintain disaster recovery and business continuity plans and precautions to protect our company and our clients from events that could interrupt our delivery of services, there is no guarantee that such plans and precautions will be effective or that any interruption will not be prolonged. Any prolonged interruption in our ability to provide services to our clients for which our plans and precautions fail to adequately protect us could have a material adverse effect on our business, results of operation and financial condition.
We may be unable to effectively and efficiently deliver our services if the technology and network equipment that we rely upon is not appropriately maintained or upgraded.
Our clients, and the services we provide to our clients, are highly dependent upon the persistent availability and uncompromised security of our information technology systems. We utilize and deploy internally-developed and third-party software solutions across various hardware environments. We operate an extensive internal voice and data network that links our global sites together in a multi-hub model that enables the rerouting of voice and data across the network, and we rely on multiple public communication channels for connectivity to our clients. Maintenance of, and investment in, this technology is critical to the success of our service delivery model.
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
The use of technology in our industry has and will continue to expand and change rapidly. Our future success depends, in part, upon our ability to develop and implement solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences. We may incur significant expenses in an effort to keep pace with customer preferences for technology or to gain a competitive advantage through technological expertise or new technologies.
We may be unsuccessful at anticipating or responding to new developments on a timely and cost-effective basis, and our use of technology may differ from accepted practices in the marketplace. If we cannot offer new technologies as quickly or efficiently as our competitors, or if our competitors develop more cost-effective or client-preferred technologies, it could have a material adverse effect on our ability to obtain and complete customer engagements, which could adversely affect our business and growth plans.
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
Natural events (such as floods and earthquakes), war, terrorist attacks and epidemics of contagious illnesses could disrupt our operations in the United States and abroad and could lead to economic weakness in the countries in which they occur. We have substantial operations in countries - most notably the Philippines - that have experienced severe natural events, such as earthquakes and floods, in the recent past. Weather patterns may become more volatile, and severe weather events may become more frequent or more widespread, as a result of the potential effects of climate change. Disruptions that affect our operations could cause service interruptions or reduce the quality level of the services that we provide, resulting in the payment of contractual penalties to our clients or our clients’ termination of our services, which could reduce our revenues, earnings and cash flow.
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
Additionally, we serve an increasing number of our U.S.-based clients using contact center capacity outside of the United States. Although our contracts with U.S.-based clients are typically priced in U.S. dollars, a substantial portion of our costs to deliver services under these contracts are denominated in the local currency of the country where services are provided. Additionally, we have certain client contracts that are priced in Australian dollars, for which a substantial portion of the costs to deliver services are in other currencies. Although we enter into hedging contracts in certain currencies to limit our potential foreign currency exposure, a significant decrease in the value of the U.S. dollar or, in certain cases, the Australian dollar, relative to these currencies could have a material adverse impact on our U.S. dollar operating expenses that are not fully offset by gains realized under our hedging contracts. The impact on our earnings will depend on the timing of our derivative instruments and the movement of the U.S. dollar relative to other currencies.

The cash we hold and our external foreign exchange contracts may be subject to counterparty credit risk.

While we monitor the creditworthiness of the institutions holding our cash, if one or more of the institutions holding our cash were to experience cash flow problems or were to become subject to insolvency proceedings, we may be unable to recover some or all of our deposited or invested cash. In addition, the counterparties to our hedge transactions are financial institutions or affiliates of financial institutions and our hedging exposure is not secured by collateral. If one or more of these counterparties becomes insolvent and fails to perform their financial obligations under our hedge transactions, our hedging arrangements may not achieve our intended results and our results of operations and cash flow may be adversely affected.

We may be unable to repatriate to the United States cash held in foreign accounts without paying taxes.
As of December 31, 2016, approximately 85% of our cash and short-term investments balance of $151.2 was held in accounts outside of the United States, most of which would be subject to additional taxes if repatriated to the United States. Changes in U.S. tax laws could also subject our cash and short-term investments to tax. Additionally, regulations and laws in the related jurisdictions could further restrict our ability to repatriate these balances.
If we are unable to accurately predict our future tax liabilities or become subject to increased levels of taxation or our tax contingencies are unfavorably resolved, our results of operations and financial condition could be adversely affected.
Due to the global nature of our operations, we are subject to the complex and varying tax laws and rules of several jurisdictions and have material tax-related contingent liabilities that are difficult to predict or quantify. In preparing our financial statements, we calculate our effective income tax rate based on current tax laws and regulations and our estimated taxable income within each of these jurisdictions. Officials in some of the jurisdictions in which we do business, including the United States, have proposed or announced that they are considering tax increases or changes and other revenue raising laws and regulations. Any resulting changes in tax laws or regulations, including how U.S. multinational corporations are taxed on earnings, could increase our effective tax rate or impose new restrictions, costs or prohibitions on our current practices and reduce our net income and adversely affect our cash flows.
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
We face risks arising from various unasserted and asserted claims, including, but not limited to, commercial, consumer protection, tax and patent infringement claims. Certain claims may be structured as class action lawsuits or otherwise allege substantial damages. Unfavorable outcomes in pending or future litigation or the settlement of asserted claims could negatively affect us.
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
We are susceptible to business and political risks from our global operations that could result in reduced revenues or earnings.
We operate a global business and have facilities located throughout North and South America, EMEA and the Asia-Pacific region, including China and the Philippines. Conducting business globally exposes us to certain risks including currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with differing laws across many jurisdictions, changing legal and regulatory requirements and the interpretation and enforcement of such requirements, difficulties in staffing and managing foreign operations, inflation, compliance with anti-bribery and anti-corruption regulations and potentially adverse tax consequences. Changing and uncertain political conditions in the countries in which we are located, including ongoing political developments in the Philippines and uncertainty regarding the impact of the United Kingdom’s vote to leave the European Union or other similar actions by European Union member states, may exacerbate these risks or create further instability for our global operations.
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
In particular, because a substantial portion of our operating costs consist of labor costs, changes in governmental regulations relating to wages, severance, healthcare and healthcare reform and other benefits or employment taxes, or violations of such regulations, could have a material adverse effect on our business, results of operations or financial condition.
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

Convergys Corporation 2016 Annual Report 4

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 201 East Fourth Street, Cincinnati, Ohio 45202, and the telephone number at that address is (513) 723-7000. We own office facilities in Jacksonville, Florida, Pueblo, Colorado, Ogden, Utah and Orlando, Florida.

We lease space for our corporate headquarters, offices, data centers and contact centers. Domestic facilities are located in Arizona, Colorado, Florida, Georgia, Idaho, Iowa, Kansas, Kentucky, Massachusetts, Minnesota, Missouri, Nebraska, New Mexico, New York, North Carolina, Ohio, Oregon, Tennessee, Texas, Utah, Virginia and Wisconsin. International facilities are located in Brazil, Bulgaria, Canada, China, Colombia, Costa Rica, Dominican Republic, Egypt, El Salvador, France, Germany, Honduras, Hungary, India, Indonesia, Ireland, Italy, Malaysia, Mauritius, the Netherlands, Nicaragua, the Philippines, Poland, Romania, Singapore, Spain, South Africa, Sweden, Tunisia, the United Arab Emirates, and the United Kingdom. Upon the expiration or termination of any such leases, we believe we could obtain comparable office space.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

As of February 22, 2017, our Executive Officers were:

Name	Age	Title
Andrea J. Ayers (a)	53	President and Chief Executive Officer
Andre S. Valentine	53	Chief Financial Officer
Jarrod B. Pontius	45	General Counsel and Chief Administrative Officer
Marjorie M. Connelly	55	Chief Operating Officer
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

Convergys Corporation 2016 Annual Report 5

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Convergys Corporation’s common shares, without par value, are listed on the New York Stock Exchange under the symbol “CVG.” As of January 31, 2017, there were 6,521 holders of record of the 94,461,542 common shares of Convergys outstanding.

The high, low and closing prices of our common shares for each quarter in 2016 and 2015 are listed below:

Quarter	1st	2nd	3rd	4th
2016
High	$27.84	$28.54	$30.92	$30.42
Low	22.53	24.30	24.78	23.87
Close	27.77	25.00	30.42	24.56
2015
High	$23.01	$26.56	$26.22	$26.60
Low	18.81	22.32	20.57	22.60
Close	22.87	25.49	23.11	24.89

During 2016 and 2015, the Company’s Board of Directors declared the following dividends per common share, which were paid by the Company on the payment dates listed below:

Announcement Date	Record Date	Dividend Amount	Payment Date
February 18, 2015	March 20, 2015	$0.07	April 3, 2015
May 5, 2015	June 18, 2015	$0.08	July 2, 2015
August 4, 2015	September 18, 2015	$0.08	October 2, 2015
November 4, 2015	December 24, 2015	$0.08	January 8, 2016
February 23, 2016	March 24, 2016	$0.08	April 8, 2016
May 9, 2016	June 24, 2016	$0.09	July 8, 2016
August 8, 2016	September 23, 2016	$0.09	October 7, 2016
November 8, 2016	December 23, 2016	$0.09	January 6, 2017

On February 22, 2017, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid on April 7, 2017 to shareholders of record as of March 24, 2017.

The Board expects that future cash dividends will be paid on a quarterly basis. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on the Company’s future earnings, cash flow, financial condition, financial covenants and other relevant factors.

We repurchased 2.7 of our common shares for $71.6 during 2016, as summarized in the following table:

	Shares repurchased	Average price per share
January 2016	255,019	$23.60
February 2016	254,000	24.71
March 2016	299,293	26.59
April 2016	217,801	26.98
May 2016	212,201	27.27
June 2016	230,901	26.42
July 2016	221,401	26.19
August 2016	196,301	28.71
September 2016	152,201	29.74
October 2016	162,801	29.63
November 2016	237,301	25.97
December 2016	264,601	25.05
Total	2,703,821	$26.48

All share repurchases were made pursuant to publicly announced programs. At December 31, 2016, the Company had the authority to repurchase $143.1 of outstanding common shares pursuant to the Board of Directors’ most recent share repurchase authorization of $250.0 in August 2015. The timing and terms of any future transactions will depend on a number of considerations including market conditions, our available liquidity and capital needs, and limits on share repurchases that may be applicable under the covenants in our credit agreement.

Performance Graph
The following Performance Graph compares, for the period from December 31, 2011 through December 31, 2016, the percentage change of the cumulative total shareholder return on the Company’s common shares with the cumulative total return of the S&P Midcap 400 Index and a Peer Group. The Peer Group consists of Sykes Enterprises Inc., Teleperformance, TeleTech Holding Inc. and Atento.

	Dec-11	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16
Convergys Corporation	$100	$130	$169	$165	$205	$205
S&P Midcap 400	$100	$118	$157	$173	$169	$204
Peer Group	$100	$132	$207	$226	$275	$306

Convergys Corporation 2016 Annual Report 6

ITEM 6. SELECTED FINANCIAL DATA

(Amounts in millions except per share amounts)	2016	2015	2014	2013	2012
RESULTS OF OPERATIONS
Revenues	$2,913.6	$2,950.6	$2,855.5	$2,046.1	$2,005.0
Costs and expenses (1) (2)	2,708.7	2,756.2	2,704.7	1,908.7	1,966.4
Operating Income	204.9	194.4	150.8	137.4	38.6
Other (expense) income, net	(0.9)	0.8	(2.2)	5.1	4.3
Interest expense	(18.1)	(18.2)	(19.3)	(11.5)	(13.6)
Income before Income Taxes	185.9	177.0	129.3	131.0	29.3
Income tax expense (3)	52.9	8.6	12.8	72.5	1.1
Income from Continuing Operations, net of tax	133.0	168.4	116.5	58.5	28.2
Income from Discontinued Operations (4)	10.0	0.6	3.5	2.4	72.4
Net Income	$143.0	$169.0	$120.0	$60.9	$100.6
Basic Earnings Per Common Share:
Continuing Operations	$1.39	$1.72	$1.16	$0.57	$0.25
Discontinued Operations	0.10	0.01	0.03	0.02	0.65
Basic Earnings Per Common Share	$1.49	$1.73	$1.19	$0.59	$0.90
Diluted Earnings Per Common Share:
Continuing Operations	$1.30	$1.60	$1.10	$0.54	$0.24
Discontinued Operations	0.10	0.01	0.03	0.02	0.62
Net Diluted Earnings Per Common Share	$1.40	$1.61	$1.13	$0.56	$0.86
Weighted Average Common Shares Outstanding:
Basic	95.8	98.1	100.7	103.3	112.2
Diluted	102.5	104.7	106.2	109.2	117.1
FINANCIAL POSITION
Total Assets	$2,371.8	$2,356.6	$2,416.1	$1,956.7	$2,037.9
Total debt and capital lease obligations	298.8	339.3	375.9	61.1	60.6
Shareholders’ Equity	1,315.9	1,276.2	1,227.2	1,224.1	1,371.9
OTHER DATA
Net cash flows provided by operating activities
Operating activities of continuing operations	$305.4	$249.3	$261.0	$208.4	$103.9
Operating activities of discontinued operations	—	—	—	1.6	9.1
	$305.4	$249.3	$261.0	$210.0	$113.0
Net cash flows (used in) provided by investing activities
Investing activities of continuing operations	($225.7)	($108.4)	($850.5)	($36.6)	($162.7)
Investing activities of discontinued operations	—	—	—	1.0	425.3
	($225.7)	($108.4)	($850.5)	($35.6)	$262.6
Net cash flows (used in) provided by financing activities
Financing activities of continuing operations	($145.6)	($135.1)	$207.6	($148.3)	($242.6)
Financing activities of discontinued operations	—	—	—	—	(0.1)
	($145.6)	($135.1)	$207.6	($148.3)	($242.7)
Adjusted EBITDA (5)	$365.6	$375.0	$356.9	$250.6	$239.5
Adjusted diluted earnings per common share from continuing operations (5)	$1.84	$1.76	$1.60	$1.10	$0.95
Adjusted free cash flow (5)	$225.3	$153.4	$208.1	$146.2	$8.4

(1)
Costs and expenses include restructuring charges of $3.7, $7.2, $1.7, $5.4 and $11.6 in 2016, 2015, 2014, 2013 and 2012, respectively; gain on sale of real estate of $1.6 in 2014; asset impairment loss of $1.5 and $88.6 in 2013 and 2012, respectively; net pension and other post-employment benefit plan charges of $4.8, $4.6, $13.1 and $4.1 in 2016, 2014, 2013 and 2012, respectively; and transaction and integration expenses of $6.5, $11.3 and $37.7 in 2016, 2015 and 2014, respectively.

(2)
Costs and expenses also include costs of $8.8 in 2012 previously allocated to the Information Management segment that do not qualify as discontinued operations and are reported as costs from continuing operations. The Company took actions to reduce these costs and earned transition service revenues from services provided to the buyers subsequent to completion of the sale of Information Management to offset these costs.

(3)
Income tax expense in 2016 includes expense of $20.3 associated with the restructuring of the Company’s legal entity structure and the repatriation of earnings into primarily non-U.S. jurisdictions that provide the Company with increased flexibility to manage its strategic priorities. Income tax expense in 2016 also includes expense of $1.3 associated with the repatriation of certain non-U.S. earnings in connection with the Company’s acquisition of buw. Income tax expense in 2013 includes $46.4 of expense to record the deferred tax liability associated with a change in classification for a portion of undistributed earnings of the Company’s non-U.S. subsidiaries. Income tax expense in 2015 and 2014 includes benefits of $1.8 and $6.0, respectively, for changes in estimates related to tax previously accrued for the repatriation of non-U.S. earnings. Income tax expense in 2015 also includes tax benefits of $22.4 associated with the expiration of statutes of limitations for previously uncertain tax positions and favorable resolutions of tax audits.

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

Convergys Corporation 2016 Annual Report 7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in millions except per share amounts)

BACKGROUND

Convergys Corporation is a global leader in customer experience outsourcing, focused on bringing value to our clients through every customer interaction. We provide integrated agent, analytics and technology solutions with operational excellence that we believe deliver superior business growth, care and support for our clients on a global scale. Convergys has approximately 130,000 employees working in 33 countries, interacting with our clients’ customers in 58 languages. As a global provider in the industry, Convergys has a history of commitment and dedication to excellence in serving many of the world’s largest brands. Our business model allows us to deliver consistent, quality service, at scale in the geographies that meet our clients’ business needs. We proactively partner to solve client business challenges through our account management model. Our geographic footprint and comprehensive capabilities help leading companies create brand-differentiated customer experiences across all interaction channels to generate revenue and reduce their cost to serve. We are a well-capitalized leader in our market and are able to invest in the services, technology, and analytics that matter to our clients and their customers.

Operations and Structure
On August 1, 2016, Convergys acquired buw, a leader in the German customer care industry. The acquisition added 16 sites and approximately 6,000 employees spread across Germany, Hungary and Romania into Convergys’ global operations. During 2016, the acquired buw operations contributed revenue of $63.2 and income before income taxes of $1.8.

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

We believe our global clients benefit from our worldwide workforce located in key geographies, including the United States, the Philippines, Germany, the United Kingdom, India, Canada, Tunisia, Costa Rica, the Dominican Republic, Colombia, Egypt, France, Ireland, Italy, Poland, Romania, China, Malaysia, El Salvador, Honduras, Nicaragua, Bulgaria, Hungary, the Netherlands, Spain, Sweden, Australia, Brazil, Indonesia, Mauritius, Singapore, South Africa, and the United Arab Emirates.

Agent-related revenues, which accounted for more than 95% of our revenues for 2016, are typically recognized as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. Remaining revenues are derived from the sale of premise-based and hosted self-care and technology solutions and provision of professional services. Revenues from the sale of these solutions and provision of services are typically recognized as services are provided over the duration of the contract using contractual rates.

RESULTS OF OPERATIONS

Revenues

	2016	2015	% Change 16 vs. 15	2014	% Change 15 vs. 14
Revenues:
Communications	$1,442.1	$1,577.4	(9)	$1,582.1	—
Technology	623.8	618.6	1	525.2	18
Financial Services	217.5	209.1	4	202.8	3
Other	630.2	545.5	16	545.4	—
Total Revenues	$2,913.6	$2,950.6	(1)	$2,855.5	3

2016 vs. 2015
Consolidated revenues for 2016 were $2,913.6, a 1% decrease from $2,950.6 in 2015. Revenues for the acquired buw operations increased revenues by approximately 2%, primarily within the communications and other verticals. Changes in currency exchange rates resulted in reduced revenues of approximately 1% in 2016 as the U.S. dollar strengthened relative to the British pound, Australian dollar, Canadian dollar and the euro. Revenues from communications clients decreased 9% from the prior year, reflecting volume declines, program completions with certain existing clients and the loss of a client, as well as unfavorable currency exchange rate impacts, partially offset by revenues from the acquired buw operations. Revenues from technology clients increased 1% from the prior year due to volume increases and new programs with existing clients, partially offset by program completions and unfavorable currency exchange rate impacts. Revenues from financial services clients increased 4% from the prior year primarily due to volume increases with several existing clients and revenue from the acquired buw operations, partially offset by the loss of a client. Other revenues increased 16% from the prior year. This increase is attributable to volume increases and new programs with existing clients, as well as revenue from the acquired buw operations.

2015 vs. 2014
Consolidated revenues for 2015 were $2,950.6, a 3% increase from $2,855.5 in 2014. Revenues for 2014 exclude Stream revenue of $171.4 for the two months preceding the acquisition. This revenue included $83.6 and $67.2, respectively, within the communications and technology verticals. Changes in currency exchange rates reduced revenues by approximately 3% during 2015 as the U.S. dollar strengthened relative to the euro, British pound, Australian dollar and the Canadian dollar. Revenues from communications clients in 2015 were consistent with 2014, reflecting two additional months of revenue related to Stream, volume increases and new programs with certain clients, offset by volume decreases with our largest client and unfavorable currency exchange rates. Revenues from technology clients increased 18% from the prior year, due to two additional months of revenue related to Stream, volume increases and new programs with existing clients, partially offset by unfavorable currency exchange rates. Revenues from financial services clients increased 3% from the prior year, due to new clients and new programs with existing clients, partially offset by program completions and volume decreases with other clients. Other revenues, which are comprised of clients outside of the Company’s three largest industries was consistent with the prior year, as revenues from new clients were largely offset by volume decreases with other existing clients.

Operating Costs and Expenses

	2016	2015	% Change 16 vs. 15	2014	% Change 15 vs. 14
Operating Costs:
Cost of providing services and products sold	$1,865.9	$1,877.5	(1)	$1,814.5	3
Selling, general and administrative	682.3	691.7	(1)	684.8	1
Depreciation	122.2	141.5	(14)	142.9	(1)
Amortization	28.1	27.0	4	24.7	9
Restructuring	3.7	7.2	(49)	1.7	NM
Asset impairments and other	—	—	—	(1.6)	(100)
Transaction and integration costs	6.5	11.3	(42)	37.7	(70)
Total costs and expenses	$2,708.7	$2,756.2	(2)	$2,704.7	2

2016 vs. 2015
Consolidated total operating costs and expenses for 2016 of $2,708.7 decreased 2% from $2,756.2 in the prior year. Operating costs associated with the acquired buw operations increased total costs and expenses by approximately 2% in 2016. Changes in currency exchange rates reduced operating costs and expenses by approximately 2% in 2016. Total operating costs and expenses for 2016 and 2015 included charges for integration related expenses of $3.3 and $11.3, respectively, associated with the acquisitions of buw and Stream. Operating costs for 2016 also included charges for transaction related expenses of $3.2 related to the acquisition of buw. As a percentage of revenues, the cost of providing services and products sold was 64.0% for 2016, compared to 63.6% in 2015. The slight increase in 2016 was largely due to the timing and location of certain program implementations. Selling, general and administrative expenses of $682.3 in 2016 decreased 1% compared to the prior year. This decrease was largely due to favorable currency exchange impacts and lower incentive compensation expense, partially offset by a $4.8 pension settlement charge in 2016 and expenses from the acquired buw operations. As a percentage of revenue, selling, general and administrative expense was 23.4% in both 2016 and 2015. Depreciation expense of $122.2 decreased $19.3 from the prior year, while amortization expense of $28.1 increased $1.1. The decrease in depreciation expense resulted from the timing of certain assets becoming fully depreciated, as well as lower depreciation from the fair value write-up of property and equipment acquired from Stream. The increase in amortization expense resulted from acquired intangible assets from the buw acquisition.

2015 vs. 2014
Consolidated total operating costs and expenses for 2015 of $2,756.2 increased 2% from $2,704.7 in the prior year. Results for 2014 exclude Stream operating costs of $165.0 for the two months preceding the acquisition. Changes in currency exchange rates reduced operating costs and expenses by approximately 3% for 2015. Operating costs and expenses included $11.3 and $23.0 in 2015 and 2014, respectively, for integration related expenses, as well as $14.7 in 2014 for transaction costs associated with the Stream acquisition, all of which are included in Transaction and integration costs. Operating costs in 2015 also included $7.2 of severance costs, compared to $1.7 in the prior year, as we aligned headcount to program needs.

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

Operating Income and Adjusted Operating Income (a non-GAAP measure)

In order to assess the underlying operational performance of the continuing operations of the business and to have a basis to compare underlying results to prior and future periods, we provide the non-GAAP measures, Adjusted Operating Income and Adjusted Operating Margin (Adjusted Operating Income divided by Total Revenues), in the table below. For the years ended December 31, 2016, 2015 and 2014, Adjusted Operating Income and Adjusted Operating Margin exclude the following operating charges:

1.	Depreciation of $8.6, $19.1 and $19.0 in 2016, 2015 and 2014, respectively, resulting from the fair value write-up of property and equipment acquired from buw and Stream;

2.	Transaction expenses of $3.2 in 2016 and $14.7 in 2014, associated with Convergys’ acquisition of buw and Stream. These expenses related to fees paid for third-party consulting services;

3.
Integration expenses of $3.3, $11.3 and $23.0 in 2016, 2015 and 2014, respectively, associated with Convergys’ integration of the acquired buw and Stream operations. These expenses primarily related to fees for third-party consulting services and severance expense;

4.	Amortization of acquired intangible assets of $28.1, $27.0 and $24.7 in 2016, 2015 and 2014, respectively;

5.
Net pension and other post-employment benefit charges (as discussed in Note 9 of the Notes to Consolidated Financial Statements) consisting of 2016 and 2014 non-cash pension settlement charges of $4.8 and $4.6, respectively;

6.	Gain of $1.6 in 2014 resulting from the settlement of a contingency related to a previous real estate sale.

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

	2016	2015	% Change 16 vs. 15	2014	% Change 15 vs. 14
Operating Income	$204.9	$194.4	5	$150.8	29
Operating Margin	7.0%	6.6%		5.3%
Depreciation of property & equipment write-up	8.6	19.1	(55)	19.0	1
Transaction related expenses	3.2	—	100	14.7	(100)
Integration related expenses	3.3	11.3	(71)	23.0	(51)
Amortization of acquired intangible assets	28.1	27.0	4	24.7	9
Net pension and other post employment benefit plan charges	4.8	—	100	4.6	(100)
Asset impairments and other	—	—	—	(1.6)	(100)
Adjusted Operating Income (a non-GAAP measure)	$252.9	$251.8	—	$235.2	7
Adjusted Operating Margin	8.7%	8.5%		8.2%

2016 vs. 2015
Consolidated operating income was $204.9 in 2016 compared to operating income of $194.4 in 2015. Excluding the impacts of the operating charges discussed above, consolidated adjusted operating income for 2016 was $252.9 compared to $251.8 in 2015.

2015 vs. 2014
Consolidated operating income was $194.4 in 2015 compared to operating income of $150.8 in 2014. Excluding the impacts of the operating charges discussed above, consolidated adjusted operating income for 2015 was $251.8 compared to $235.2 in 2014. The increase from prior year is primarily due to the inclusion of two additional months of Stream results during 2015, in addition to synergies realized from the integration of Stream, partially offset by increased expense in 2015 for certain information technology infrastructure initiatives and additional investment in data privacy and security.

Non-Operating Items

	2016	2015	% Change 16 vs. 15	2014	% Change 15 vs. 14
Operating Income	$204.9	$194.4	5	$150.8	29
Other (expense) income, net	(0.9)	0.8	NM	(2.2)	NM
Interest expense	(18.1)	(18.2)	(1)	(19.3)	(6)
Income before Income Taxes	$185.9	$177.0	5	$129.3	37

2016 vs. 2015
Other expense was $0.9 in 2016 compared to other income of $0.8 in 2015. This difference was primarily due to changes in foreign exchange gains and losses.

2015 vs. 2014
Other income was $0.8 in 2015 compared to other expense of $2.2 in 2014. The change was primarily due to foreign exchange gains in 2015 compared to losses in 2014. Interest expense decreased by $1.1 compared to the prior year due to a lower level of average debt outstanding during 2015.

Income Taxes

	2016	2015	% Change 16 vs. 15	2014	% Change 15 vs. 14
Income before Income Taxes	$185.9	$177.0	5	$129.3	37
Income tax expense	52.9	8.6	NM	12.8	(33)
Income from Continuing Operations, net of tax	$133.0	$168.4	(21)	$116.5	45

2016 vs. 2015
Our effective tax rate on net income from continuing operations was 28.5% in 2016, compared to 4.9% in 2015. The effective tax rate in 2016 was primarily impacted by tax expense of $20.3 in 2016 associated with the restructuring of the Company’s legal entity structure and repatriation of earnings into primarily non-U.S. jurisdictions that provide the Company with increased flexibility to manage its strategic priorities, as well as a shift in geographic mix of worldwide income. The effective tax rate in the prior year was impacted by a $22.4 benefit resulting from a favorable resolution of certain tax audits and the expiration of statutes of limitations for previously uncertain tax positions.

2015 vs. 2014
Our effective tax rate on net income from continuing operations was 4.9% in 2015 compared to 9.9% in 2014. The lower effective tax rate in 2015 is primarily due to a shift in geographic mix of worldwide income and certain discrete items in 2015, including a $22.4 benefit resulting from favorable resolution of certain tax audits and the expiration of statutes of limitations for previously uncertain tax positions. The effective tax rate in the prior year was impacted by a shift in the geographic mix of worldwide income, as well as a $6.0 benefit resulting from an adjustment to the deferred tax liability previously accrued for the anticipated repatriation of non-U.S. earnings. This adjustment was recorded based on a revised estimate as of December 31, 2014 as we undertook various taxable transactions to repatriate certain non-U.S. earnings.

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

1.
Tax expense of $20.3 in 2016 associated with the restructuring of the Company’s legal entity structure and repatriation of earnings into primarily non-U.S. jurisdictions that provide the Company with increased flexibility to manage its strategic priorities; tax expense of $1.3 in 2016 associated with the repatriation of certain non-U.S. earnings in connection with the Company’s acquisition of buw; tax benefits of $1.8 and $6.0 in 2015 and 2014, respectively, to record the deferred tax liability associated with a change in classification for a portion of the undistributed earnings of the Company’s foreign subsidiaries;

2.	Tax benefit of $22.4 in 2015, resulting from the expiration of statutes of limitations for previously uncertain tax positions and favorable resolutions of tax audits;

3.
Tax expense of $0.4 in 2014, resulting from changes in the state tax rate applicable to the Company’s deferred tax assets and liabilities. This change in rate resulted from the combination of the Convergys and Stream operations.

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

	2016	2015	% Change 16 vs. 15	2014	% Change 15 vs. 14
Income from Continuing Operations, net of tax	$133.0	$168.4	(21)	$116.5	45
Total operating charges from above	48.0	57.4	(16)	84.4	(32)
Income tax impact from total operating charges	(14.0)	(16.6)	(16)	(26.0)	(36)
Tax provision (benefit) related to unremitted non-U.S. earnings	21.6	(1.8)	NM	(6.0)	(70)
Release of uncertain tax positions	—	(22.4)	(100)	—	100
Adjustment for state tax rate changes	—	—	—	0.4	(100)
Adjusted income from Continuing Operations, net of tax (a non-GAAP measure)	$188.6	$185.0	2	$169.3	9

Diluted Earnings per Common Share:
Continuing Operations	$1.30	$1.60	(19)	$1.10	45
Impact of net charges above included in Continuing Operations, net of tax	0.54	0.16	NM	0.50	(68)
Adjusted diluted earnings per common share from Continuing Operations (a non-GAAP measure)	$1.84	$1.76	5	$1.60	10

2016 vs. 2015
Income from continuing operations, net of tax for 2016 was $133.0 compared to $168.4 in 2015, while income from continuing operations per diluted share for 2016 was $1.30 compared to $1.60 in 2015. Excluding the operating charges and discrete tax items discussed above, adjusted income from continuing operations, net of tax for 2016 was $188.6, or $1.84 per diluted share, compared to $185.0, or $1.76 per diluted share for 2015.

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

Results of Discontinued Operations, Results of Discontinued Operations per Diluted Share, Net Income and Net Income per Diluted Share

	2016	2015	% Change 16 vs. 15	2014	% Change 15 vs. 14
Income from Continuing Operations, net of tax	$133.0	$168.4	(21)	$116.5	45
Income from Discontinued Operations, net of benefit of $9.2, $0.4 and $3.2	10.0	0.6	NM	3.5	(83)
Net Income	$143.0	$169.0	(15)	$120.0	41

Diluted Earnings Per Common Share:
Continuing Operations	$1.30	$1.60	(19)	$1.10	45
Discontinued Operations	0.10	0.01	NM	0.03	(67)
Net Diluted Earnings Per Common Share	$1.40	$1.61	(13)	$1.13	42

2016 vs. 2015
Full year results from discontinued operations include a gain of $10.0, net of tax, in 2016 compared to a gain of $0.6, net of tax, in the prior year. Activity in both periods related to the settlement or adjustment of certain contingencies and tax positions related to the sale of the Information Management business. Diluted income from discontinued operations, net of tax, per share for 2016 and 2015 was $0.10 and $0.01, respectively.

Including the results of discontinued operations, net income and diluted earnings per share were $143.0 and $1.40, respectively, in 2016 compared to $169.0 and $1.61, respectively, in 2015.

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

	2016	2015	2014
Income from Continuing Operations, net of tax	$133.0	$168.4	$116.5
Depreciation and Amortization	150.3	168.5	167.6
Interest expense	18.1	18.2	19.3
Income tax expense	52.9	8.6	12.8
EBITDA (a non-GAAP measure)	354.3	363.7	316.2
Asset impairments and other	—	—	(1.6)
Transaction related expenses	3.2	—	14.7
Integration related expenses	3.3	11.3	23.0
Net pension and other post employment benefit plan charges	4.8	—	4.6
Adjusted EBITDA (a non-GAAP measure)	$365.6	$375.0	$356.9
EBITDA Margin	12.2%	12.3%	11.1%
Adjusted EBITDA Margin	12.5%	12.7%	12.5%

RESTRUCTURING CHARGES

As discussed in Note 8 of the Notes to Consolidated Financial Statements, we recorded the following restructuring charges:

2016 Restructuring
During 2016, the Company recorded severance charges of $3.7 related to the Company’s ongoing efforts to refine its operating model and reduce costs, as well as headcount reductions resulting from certain client program completions. The 2016 actions impacted approximately 760 employees. The severance expense is included in Restructuring charges on the Consolidated Statements of Income and is expected to be substantially paid in cash by June 30, 2017. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Company’s Consolidated Balance Sheet, was $0.8 as of December 31, 2016.

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

During 2015, the Company also recorded restructuring expenses of $0.4 related to the integration of Stream. These severance-related charges were included in Restructuring charges on the Consolidated Statements of Income and were fully paid in cash by March 31, 2016. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Company’s Consolidated Balance Sheets, was $0.2 as of December 31, 2015.

2014 Restructuring
During 2014, the Company recorded severance charges of $11.0 related to the elimination of certain redundant executive and non-executive positions as a result of the Company’s integration of the Stream business. This severance activity impacted approximately 150 employees. These severance-related charges were fully paid in cash by September 30, 2015.

During 2014, the Company also recorded a severance charge of $1.7 related to restructuring actions impacting approximately 400 employees. These actions were initiated to continue the Company’s efforts to refine its operating model and reduce costs. These severance-related charges were included in Restructuring charges on the Consolidated Statements of Income and were fully paid in cash by December 31, 2015.

Savings from Restructuring Plans
The 2015 and 2014 severance actions resulted in cost reductions of approximately $6 and $20, respectively, on an annualized basis. The impact of these benefits is spread across our operating expenses, primarily in the selling, general and administrative expense caption of our Consolidated Statements of Income. The severance actions also resulted in cash savings of approximately $6 and $17, respectively, on an annualized basis. The impact on liquidity was not material for any of our restructuring plans. Savings associated with the 2016 severance actions were not material.

CLIENT CONCENTRATION

During 2016, our three largest clients accounted for 35.1% of our consolidated revenues, compared to 35.8% and 38.2% in 2015 and 2014, respectively. Our largest client, AT&T (including DIRECTV in all years), accounted for 20.5% of our consolidated revenues in 2016 compared to 21.3% and 23.7% in 2015 and 2014, respectively. No other client accounted for more than 10% of our consolidated revenues for 2016, 2015 or 2014. Volumes with these clients are earned under multiple contracts and are subject to variation based on, among other things, general economic conditions, client outsourcing trends and seasonal patterns in our clients’ businesses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows
We believe that we have adequate liquidity from cash on hand and expected future cash flows to fund operations, invest in the business, make required debt payments and pay dividends at the discretion of the Board of Directors for the next twelve months. We also believe that available borrowings under existing credit facilities provide additional liquidity that can be used to invest in the business. As of December 31, 2016, approximately 85% of our cash and short term investments balance of $151.2 was held in accounts outside of the United States, most of which would be subject to additional taxes if repatriated to the United States.

Cash flows from operating activities generally provide us with a significant source of funding for our investing and financing activities. Cash flows for 2016, 2015, and 2014 were as follows:

	2016	2015	2014
Net cash flows from operating activities
Operating activities of continuing operations	$305.4	$249.3	$261.0
Net cash flows used in investing activities
Investing activities of continuing operations	($225.7)	($108.4)	($850.5)
Net cash flows (used in) provided by financing activities
Financing activities of continuing operations	($145.6)	($135.1)	$207.6

Cash flows from operating activities totaled $305.4 in 2016, compared to $249.3 in 2015, and $261.0 in 2014. 2016 was negatively impacted by $6.9 of payments for transaction and integration related expenses compared to $13.3 in 2015 and $36.4 during 2014. Additionally, 2014 was negatively impacted by $27.4 of tax payments related to the repatriation of cash from certain non-U.S. subsidiaries to the U.S. Excluding these items, cash flows provided by operating activities totaled $312.3, $262.6 and $324.8 for 2016, 2015 and 2014, respectively. The increase in cash flows from 2015 to 2016 was primarily a result of improved cash flow from working capital in 2016 due to the timing of the collection of accounts receivable and the payment of accounts payable, as well as a $10.0 contribution to the Company’s U.S. cash balance pension plan during 2016 compared to $20.0 in 2015. The decrease in 2015 compared to 2014 primarily resulted from changes in working capital accounts during 2015 along with a $20.0 contribution to the Company’s U.S. cash balance pension plan during 2015.

Cash flows used in investing activities were $225.7 during 2016, resulting from cash outflows of $137.9 (net of cash acquired) for the purchase of buw’s operations, $87.0 of capital expenditures and $0.8 for the purchase of short-term investments. Cash flows used in investing activities were $108.4 during 2015, resulting from $109.2 of capital expenditures and $0.8 of proceeds from the maturity of short-term and other investments during the period. Cash flows used in investing activities were $850.5 during 2014, which included cash outflows of $802.6 (net of cash acquired) for the purchase of Stream, $116.7 of capital expenditures and $7.2 for the purchase of short-term investments, partially offset by $75.9 in proceeds from the maturity of short-term investments and $0.1 in proceeds from disposition of assets.

Cash flows used in financing activities were $145.6 during 2016 compared to cash flows used in financing activities of $135.1 in 2015 and cash flows provided by financing activities of $207.6 during 2014. Activity in the current year included repayments of other long-term debt of $3.1 and net repayments of amounts drawn under the asset securitization facility of $40.0. Additionally, we settled in cash the repurchase of 2.7 of the Company's common shares for $71.6. We also paid $32.7 in cash dividends and received $1.2 of excess tax benefits from share-based payment arrangements and $0.6 from the exercise of stock options. Activity in 2015 included repayments of other long-term debt of $57.5 and net proceeds from our asset securitization facility of $20.0. Additionally, we settled in cash the repurchase of 3.1 of the Company’s common shares for $72.5. We also paid $29.6 in cash dividends and received $1.2 of excess tax benefits from share-based payment arrangements and $3.3 from the exercise of stock options. Activity during 2014 included $344.9 of net proceeds from the issuance of other long-term debt related to our Credit Agreement entered into in connection with the acquisition of Stream and repayments of other long-term debt of $107.1. Additionally, we received net proceeds from our Asset Securitization Facility of $40.0, repurchased 2.3 of the Company’s common shares for $45.4, paid $26.2 in cash dividends and paid $2.0 of debt issuance costs. We also received $1.9 of excess tax benefits from share-based payment arrangements and $1.5 from the exercise of stock options.

As of December 31, 2016, our credit ratings and outlook were as follows:

	Long-Term Debt	Outlook
Moody’s	Ba1	Stable
Standard and Poor’s	BB+	Stable

Our credit ratings and outlook could impact our ability to raise capital in the future as well as increase borrowing costs. A credit rating is not a recommendation to buy, sell or hold Convergys securities and may be subject to revision or withdrawal by the rating agency at any time. Each rating should be evaluated independently of any other rating.

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

	2016	2015	2014
Net cash flow provided by operating activities under U.S. GAAP	$305.4	$249.3	$261.0
Capital expenditures, net of proceeds from disposal of assets	(87.0)	(109.2)	(116.7)
Free cash flow (a non-GAAP measure)	$218.4	$140.1	$144.3
Acquisition - cash paid for transaction and integration related expenses (A)	6.9	13.3	36.4
Cash paid for taxes related to repatriation of non-U.S. cash to partially fund the Stream acquisition (A)	—	—	27.4
Adjusted free cash flow (a non-GAAP measure)	$225.3	$153.4	$208.1

(A)	Payments associated with investment activity to expand our business (the buw and Stream acquisitions).

Adjusted free cash flow was $225.3 for 2016, compared to $153.4 and $208.1 for 2015 and 2014, respectively. The increase of $71.9 from the prior year is primarily due to improved cash flow from working capital in 2016 due to the timing of the collection of accounts receivable and the payment of accounts payable, a $10.0 contribution to the Company’s U.S. cash balance pension plan in 2016 compared to a $20.0 contribution during 2015, and decreased capital expenditures in 2016. The decrease of $54.7 from 2014 to 2015 primarily resulted from changes in working capital accounts during 2015 along with a $20.0 contribution to the Company’s U.S. cash balance pension plan during 2015.

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

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments
At December 31, 2016, total capitalization was $1,676.0, consisting of $298.8 of short-term and long-term debt and capital lease obligations, $1,315.9 of equity and $61.3 of temporary equity associated with the convertible debentures conversion feature. At December 31, 2015, total capitalization was $1,678.4, consisting of $339.3 of short-term and long-term debt and capital lease obligations, $1,276.2 of equity and $62.9 of temporary equity associated with the convertible debentures conversion feature. The total debt-to-capital ratio at December 31, 2016 was 17.8%, compared to 20.2% at December 31, 2015. This decrease is primarily due to a decrease in total debt outstanding as a result of net repayments of amounts drawn under the Company’s asset securitization facility.

As of December 31, 2016, the Credit Agreement consisted of unsecured term loans (the Term Loan) in the initial aggregate amount of $350.0, and an unsecured revolving credit facility (the Revolving Credit Facility) in the amount of $300.0. The Company recorded the initial carrying amount of the Term Loan at $344.9, reflecting a discount of $5.1 resulting from fees paid directly to the lenders at issuance. The discount will be amortized over the life of the Term Loan using the effective interest rate method (3.0% as of December 31, 2016), and is included in interest expense in the Consolidated Statements of Income. The Term Loan and the Revolving Credit Facility were scheduled to mature on March 3, 2019, unless extended pursuant to the terms of the Credit Agreement. Outstanding amounts were subject to interest at the applicable rate described in the Credit Agreement. While amounts borrowed and repaid under the Revolving Credit Facility could be re-borrowed, amounts repaid under the Term Loan could not be borrowed again under the Credit Agreement. Total borrowing capacity remaining under the Revolving Credit Facility was $300.0, with $215.0 outstanding principal on the Term Loan, as of December 31, 2016. The Credit Agreement contained certain affirmative and negative covenants, as well as terms and conditions that are customary for credit facilities of this type, including financial covenants for leverage and interest coverage ratios. The Company was in compliance with all covenants at December 31, 2016.

Subsequent to December 31, 2016, on January 11, 2017 (the Effective Date), the Company entered into a new credit agreement (New Credit Agreement) and repaid all amounts outstanding and terminated all commitments under the Credit Agreement using initial borrowings under the New Credit Agreement as well as borrowings under the Company’s asset securitization facility. The New Credit Agreement consists of a $215.0 unsecured term loan facility (New Term Loan), maturing on March 3, 2019, and a $300.0 unsecured revolving credit facility (New Revolving Credit Facility), maturing on January 11, 2022. On the Effective Date, the Company drew $100.0 in initial borrowings under the New Term Loan. The New Revolving Credit Facility may be extended, at the Company’s option, for two additional periods of one year, subject to the satisfaction of certain conditions set forth in the New Credit Agreement. Outstanding amounts will bear interest at the applicable rate described in the New Credit Agreement.

During 2009, Convergys issued $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) in exchange for $122.5 of 4.875% Unsecured Senior Notes due December 15, 2009, pursuant to an exchange offer. The entire balance of the 2029 Convertible Debentures remained outstanding and was convertible at the option of the holders as of December 31, 2016 and 2015.

During January 2017, the Company amended the terms of its asset securitization facility collateralized by accounts receivable of certain of the Company’s subsidiaries. The amendment resulted in an increased purchase limit of $225.0, with $90.0 and $135.0 expiring in January 2018 and January 2020, respectively. As of December 31, 2016, the asset securitization facility had a purchase limit of $150.0 expiring in January 2017. During June 2015, the Company amended the asset securitization facility to include the receivables of certain of the Company’s Stream subsidiaries. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. As of December 31, 2016 and 2015, Convergys had drawn $20.0 and $60.0, respectively, in available funding from qualified receivables. Amounts drawn under this facility have been classified as long-term debt within the Consolidated Balance Sheets.

During 2016, we repurchased 2.7 of our common shares for $71.6 pursuant to a share repurchase authorization approved by the Company’s Board of Directors in August 2015, which increased the share repurchase authorization to $250.0. At December 31, 2016, the Company had the authority to repurchase $143.1 of outstanding common shares under the Board’s August 2015 authorization. The timing and terms of any future transactions will depend on a number of considerations including market conditions, our available liquidity and capital needs, and limits on share repurchases that may be applicable under the covenants in our Credit Agreement.

The following summarizes our contractual obligations at December 31, 2016, and the effect such obligations are expected to have on liquidity and cash flows in future periods:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	After 3 Years
Debt and capital lease obligations (1)	$363.6	$1.8	$236.8	$125.0
Debt interest (2)	104.3	12.9	28.2	63.2
Operating leases (3)	383.2	97.0	183.1	103.1
Pension contributions (4)	32.0	—	—	32.0
Unrecognized tax benefits (5)	—	—	—	—
Total	$883.1	$111.7	$448.1	$323.3

(1)	See Note 7 of the Notes to Consolidated Financial Statements for further information.

(2)
This includes interest expense on fixed and variable rate debt in addition to capital lease obligations. This includes only the cash component of interest expense on our 2029 Convertible Debentures, assumes the December 31, 2016 interest rate of 1.9% on the Asset Securitization Facility and assumes the December 31, 2016 interest rate of 2.6% and minimum amortization payments on the Term Loan.

(3)	See Note 11 of the Notes to Consolidated Financial Statements for further information.

(4)
Estimated Employee Retirement Income Security Act of 1974 (ERISA) funding requirements for 2017 and beyond assume a 6.75% return on assets and Bipartisan Budget Act of 2015 interest rates. Actual cash payments may vary based upon actual performance.

(5)
Unrecognized tax benefits of $20.8 are excluded from this table as the uncertainty related to the amount and period of any cash settlement prevents the Company from making a reasonably reliable estimate.

At December 31, 2016, we had outstanding letters of credit and bond obligations of approximately $22.5 related to performance guarantees. We believe that any guarantee obligation that may arise related to performance and payment guarantees of continuing operations will not be material. The Company also has future purchase commitments with telecommunications and transportation providers of $29.3 at December 31, 2016.

During 2015 and 2016, our Board of Directors declared the following dividends per common share, which were paid by the Company on the payment dates listed below:

Announcement Date	Record Date	Dividend Amount	Payment Date
February 18, 2015	March 20, 2015	$0.07	April 3, 2015
May 5, 2015	June 18, 2015	$0.08	July 2, 2015
August 4, 2015	September 18, 2015	$0.08	October 2, 2015
November 4, 2015	December 24, 2015	$0.08	January 8, 2016
February 23, 2016	March 24, 2016	$0.08	April 8, 2016
May 9, 2016	June 24, 2016	$0.09	July 8, 2016
August 8, 2016	September 23, 2016	$0.09	October 7, 2016
November 8, 2016	December 23, 2016	$0.09	January 6, 2017

On February 22, 2017, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid on April 7, 2017 to shareholders of record as of March 24, 2017.

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

MARKET RISK

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. Our risk management strategy includes the use of derivative instruments to reduce the effects on our operating results and cash flows from fluctuations caused by volatility in currency exchange rates. In using derivative financial instruments to hedge exposures to changes in exchange rates, we expose ourselves to counterparty credit risk. We manage exposure to counterparty credit risk by entering into derivative financial instruments with investment grade-rated institutions that can be expected to perform fully under the terms of the agreements and by diversifying the number of financial institutions with which we enter into such agreements.

Interest Rate Risk
At December 31, 2016, Convergys had $235.0 of variable rate debt outstanding under the Term Loan and Asset Securitization Facility, which exposes Convergys to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $2.4 per year.

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

We serve many of our U.S.-based clients using contact center capacity outside of the U.S. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to deliver services under these contracts are denominated in the local currency of the country where services are provided, which represents a foreign exchange exposure. Additionally, we have certain client contracts that are priced in Australian dollars, for which a substantial portion of the costs to deliver services are denominated in other currencies. As of December 31, 2016, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with several financial institutions to acquire a total of PHP 36,645.0 at a fixed price of $764.7 at various dates through December 2019, INR 10,734.0 at a fixed price of $147.3 at various dates through June 2019 and CAD 48.8 at a fixed price of $37.6 at various dates through December 2018 and COP 30,000.0 at a fixed price of $9.4 at various dates through December 2017. The fair value of these derivative instruments as of December 31, 2016 is presented in Note 13 of the Notes to Consolidated Financial Statements. The potential loss in fair value at December 31, 2016 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $91.8. This loss would be substantially mitigated by corresponding gains on the underlying foreign currency exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into hedging contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of December 31, 2016, the fair value of these derivatives not designated as hedges was a $2.0 payable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our Financial Statements in conformity with accounting principles generally accepted in the United States. Our significant accounting policies are disclosed in Note 2 of the Notes to Consolidated Financial Statements. The preparation of Financial Statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts and related disclosures. On an ongoing basis, we evaluate our estimates and judgments in these areas based on historical experience and other relevant factors. Our estimates as of the date of the Financial Statements reflect our best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

We have identified below the accounting policies and estimates that we believe are most critical in preparing our statements of financial condition and operating results. We have reviewed these critical accounting policies and estimates and related disclosures with the Audit Committee of our Board of Directors.

Goodwill
The Company has recorded on its Consolidated Balance Sheets goodwill of $916.9 and $830.3 at December 31, 2016 and 2015, respectively. This increase in 2016 was due to goodwill associated with the Company’s acquisition of buw, partially offset by foreign currency translation during the year. The Company tests goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable.

The Company’s reporting units are Customer Management - Agent Services and Customer Management - Customer Interaction Technology (CIT). Goodwill is allocated to the reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it generally no longer retains its identification with a particular acquisition, but instead becomes identified with a reporting unit as a whole. As a result, all of the fair value of each reporting unit is available to support the value of goodwill allocated to the unit. For 2016, the Company tested goodwill for the Customer Management – Agent Services reporting unit, which represents 100% of the Company’s goodwill balance.

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

The most recent annual impairment test performed as of October 1, 2016, indicated that the fair value of the Customer Management - Agent Services reporting unit was substantially in excess of its carrying value. However, future impairment charges could be required if a divestiture decision is made or other significant economic events occur with respect to the reporting unit. Subsequent to our October 1, 2016 annual impairment test, no indications of an impairment were identified.

Other Intangible Assets
At December 31, 2016, we had other intangible assets, net of amortization, with a carrying value of $307.6, which consisted of $302.6 in customer relationships and $5.0 in tradenames. As amortizable intangible assets, the Company evaluates the intangible assets for recoverability on an annual basis or if events or circumstances indicate a possible inability to recover their carrying amounts, by comparing estimates of undiscounted future cash flows to the carrying values of the related assets. Based on the results of testing, no impairment charges were recognized in 2016.

Property and Equipment
The cost of property, plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets. Buildings are generally depreciated over a 30-year life, software over a three- to ten-year life and equipment generally over a three- to five-year life. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Depreciation expense for assets held under captial lease is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related leases. The Company reviews property, plant and equipment asset groups for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company monitors these changes and events on at least a quarterly basis. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset group, or a current expectation that an asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the property, plant and equipment asset groups, as well as specific appraisals in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other property, plant and equipment asset groups. If the future undiscounted cash flows result in a value that is less than the carrying value, then the long-lived asset is considered impaired and a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair value. Various factors that the Company uses in determining the impact of these assessments include the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such asset groups, and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. As judgment is involved in determining the fair value of property, plant and equipment asset groups, there is risk that the carrying value of these assets may require adjustment in future periods.

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

The Company also reviews its tax activities and evaluates uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit, which is the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. Significant judgment is required in determining our liability for uncertain tax positions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or non-U.S. taxes may be significantly different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities. We believe that we make a reasonable effort to ensure accuracy in our judgments and estimates.

Other
We have made certain other estimates that, while not involving the same degree of judgment, are important to understanding our financial statements. These estimates are in the areas of measuring our obligations related to our defined benefit plans and self-insurance accruals.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion and analysis of recently issued accounting pronouncements and their impact on Convergys, see Note 2 of the Notes to Consolidated Financial Statements.

Convergys Corporation 2016 Annual Report 8

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

Convergys Corporation 2016 Annual Report 9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Convergys Corporation

We have audited the accompanying consolidated balance sheets of Convergys Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convergys Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Convergys Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cincinnati, Ohio
February 22, 2017

Convergys Corporation 2016 Annual Report 10

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Amounts in millions except per share amounts)	2016	2015	2014
Revenues	$2,913.6	$2,950.6	$2,855.5
Costs and Expenses:
Cost of providing services and products sold (1)	1,865.9	1,877.5	1,814.5
Selling, general and administrative	682.3	691.7	684.8
Depreciation	122.2	141.5	142.9
Amortization	28.1	27.0	24.7
Restructuring charges	3.7	7.2	1.7
Asset impairment charges and other	—	—	(1.6)
Transaction and integration costs	6.5	11.3	37.7
Total costs and expenses	2,708.7	2,756.2	2,704.7
Operating Income	204.9	194.4	150.8
Other (expense) income, net	(0.9)	0.8	(2.2)
Interest expense	(18.1)	(18.2)	(19.3)
Income before Income Taxes	185.9	177.0	129.3
Income tax expense	52.9	8.6	12.8
Income from Continuing Operations, net of tax	133.0	168.4	116.5
Income from Discontinued Operations, net of tax	10.0	0.6	3.5
Net Income	$143.0	$169.0	$120.0
Basic Earnings per Common Share:
Continuing Operations	$1.39	$1.72	$1.16
Discontinued Operations	0.10	0.01	0.03
Basic Earnings per Common Share	$1.49	$1.73	$1.19
Diluted Earnings per Common Share:
Continuing Operations	$1.30	$1.60	$1.10
Discontinued Operations	0.10	0.01	0.03
Diluted Earnings per Common Share	$1.40	$1.61	$1.13
Weighted Average Common Shares Outstanding:
Basic	95.8	98.1	100.7
Diluted	102.5	104.7	106.2

Cash dividends declared per share	$0.35	$0.31	$0.27

(1)	Exclusive of depreciation and amortization, with the exception of amortization of deferred charges.

The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2016 Annual Report 11

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2016	2015	2014
Net Income	$143.0	$169.0	$120.0
Other Comprehensive (Loss) Income, net of tax:
Foreign currency translation adjustments	(18.4)	(37.1)	(36.2)
Change related to pension liability (net of tax (expense) benefit of $(3.5), $(3.2) and $8.6)	5.8	9.8	(15.2)
Unrealized gain (loss) on hedging activities (net of reclassification adjustments and net of tax (expense) benefit of $(0.4), $4.9 and $(2.9))	0.6	(7.8)	4.2
Total other comprehensive loss	(12.0)	(35.1)	(47.2)
Total Comprehensive Income	$131.0	$133.9	$72.8

The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2016 Annual Report 12

CONSOLIDATED BALANCE SHEETS

	At December 31,
(Amounts in millions)	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$138.8	$204.7
Short-term investments	12.4	12.2
Receivables, net of allowances of $5.8 and $5.3	555.0	536.3
Prepaid expenses	38.6	37.9
Other current assets	40.0	32.2
Total current assets	784.8	823.3
Property and equipment, net	304.1	329.1
Goodwill	916.9	830.3
Other intangibles, net	307.6	318.1
Deferred income tax assets	17.7	14.6
Other assets	40.7	41.2
Total Assets	$2,371.8	$2,356.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Debt and capital lease obligations maturing within one year	$1.8	$3.4
Payables and other current liabilities	345.8	335.0
Total current liabilities	347.6	338.4
Long-term debt and capital lease obligations	297.0	335.9
Deferred income tax liabilities	197.8	176.0
Accrued pension liabilities	80.3	92.1
Other long-term liabilities	71.9	75.1
Total liabilities	994.6	1,017.5

Convertible debentures conversion feature	61.3	62.9
Shareholders’ Equity:
Preferred shares—without par value, 5.0 authorized; none issued or outstanding	—	—
Common shares—without par value, 500.0 authorized; 191.0 and 190.4 issued, 94.7 and 96.8 outstanding, as of December 31, 2016 and December 31, 2015, respectively	1,110.0	1,095.5
Treasury stock—96.3 shares in 2016 and 93.5 in 2015	(1,635.3)	(1,563.7)
Retained earnings	1,955.0	1,846.2
Accumulated other comprehensive loss	(113.8)	(101.8)
Total shareholders’ equity	1,315.9	1,276.2
Total Liabilities and Shareholders’ Equity	$2,371.8	$2,356.6

The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2016 Annual Report 13

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in millions)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$143.0	$169.0	$120.0
Income from discontinued operations, net of tax	10.0	0.6	3.5
Income from continuing operations, net of tax	133.0	168.4	116.5
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	150.3	168.5	167.6
Asset impairment charges and other	—	—	(1.6)
Deferred income tax expense (benefit)	9.9	4.6	(67.7)
Stock compensation expense	17.4	15.7	8.4
Changes in assets and liabilities, net of acquisitions:
Change in receivables	18.3	(34.6)	(12.9)
Change in other current assets	(5.0)	(9.9)	22.5
Change in deferred charges, net	1.2	1.8	1.9
Change in other assets and liabilities	(14.3)	(35.2)	15.8
Change in payables and other current liabilities	(5.4)	(30.0)	10.5
Net cash provided by operating activities	305.4	249.3	261.0
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(87.0)	(109.2)	(116.7)
Proceeds from disposition of assets	—	—	0.1
Purchase of short-term and other investments	(0.8)	—	(7.2)
Proceeds from maturity of short-term and other investments	—	0.8	75.9
Acquisitions, net of cash acquired	(137.9)	—	(802.6)
Net cash used in investing activities	(225.7)	(108.4)	(850.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of other long-term debt	—	—	344.9
Repayments of other long-term debt (term loan and capital lease obligations)	(3.1)	(57.5)	(107.1)
Proceeds from Asset Securitization Facility	961.0	822.0	514.0
Repayment of Asset Securitization Facility	(1,001.0)	(802.0)	(474.0)
Repurchase of common shares	(71.6)	(72.5)	(45.4)
Proceeds from exercise of stock options	0.6	3.3	1.5
Cash paid for debt issuance costs	—	—	(2.0)
Payments of dividends	(32.7)	(29.6)	(26.2)
Excess tax benefit from share-based payment arrangements	1.2	1.2	1.9
Net cash (used in) provided by financing activities	(145.6)	(135.1)	207.6
Net (decrease) increase in cash and cash equivalents	(65.9)	5.8	(381.9)
Cash and cash equivalents at beginning of period	204.7	198.9	580.8
Cash and cash equivalents at end of period	$138.8	$204.7	$198.9
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$14.9	$15.0	$16.6
Income taxes paid, net	$55.8	$42.8	$52.7

 The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2016 Annual Report 14

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in millions)	Number of Common Shares	Common Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2013	188.9	$1,074.4	($1,445.6)	$1,614.8	($19.5)	$1,224.1
Issuance of common shares	0.9	—	—	—	—	—
Treasury shares issued for share-based plans, net	—	0.3	0.7	—	—	1.0
Tax related to share-based arrangements, net of excess tax benefits	—	(8.3)	—	—	—	(8.3)
Proceeds from exercise of stock options	—	1.5	—	—	—	1.5
Repurchase of common shares	—	—	(46.3)	—	—	(46.3)
Net income	—	—	—	120.0	—	120.0
Other comprehensive loss	—	—	—	—	(47.2)	(47.2)
Cash dividends declared	—	—	—	(27.2)	—	(27.2)
Amortization of stock-based compensation	—	8.4	—	—	—	8.4
Convertible notes conversion feature	—	1.2	—	—	—	1.2
Balance at December 31, 2014	189.8	1,077.5	(1,491.2)	1,707.6	(66.7)	1,227.2
Issuance of common shares	0.6	—	—	—	—	—
Tax related to share-based arrangements, net of excess tax benefits	—	(2.4)	—	—	—	(2.4)
Proceeds from exercise of stock options	—	3.3	—	—	—	3.3
Repurchase of common shares	—	—	(72.5)	—	—	(72.5)
Net income	—	—	—	169.0	—	169.0
Other comprehensive loss	—	—	—	—	(35.1)	(35.1)
Cash dividends declared	—	—	—	(30.4)	—	(30.4)
Amortization of stock-based compensation	—	15.7	—	—	—	15.7
Convertible notes conversion feature	—	1.4	—	—	—	1.4
Balance at December 31, 2015	190.4	1,095.5	(1,563.7)	1,846.2	(101.8)	1,276.2
Issuance of common shares	0.6	—	—	—	—	—
Tax related to share-based arrangements, net of excess tax benefits	—	(5.1)	—	—	—	(5.1)
Proceeds from exercise of stock options	—	0.6	—	—	—	0.6
Repurchase of common shares	—	—	(71.6)	—	—	(71.6)
Net income	—	—	—	143.0	—	143.0
Other comprehensive loss	—	—	—	—	(12.0)	(12.0)
Cash dividends declared	—	—	—	(34.2)	—	(34.2)
Amortization of stock-based compensation	—	17.4	—	—	—	17.4
Convertible notes conversion feature	—	1.6	—	—	—	1.6
Balance at December 31, 2016	191.0	$1,110.0	($1,635.3)	$1,955.0	($113.8)	$1,315.9

The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2016 Annual Report 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions except per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Convergys Corporation is a global leader in customer experience outsourcing, focused on bringing value to its clients through every customer interaction. As of December 31, 2016, Convergys had approximately 130,000 employees in 33 countries, interacting with our clients’ customers in 58 languages. In order to help clients serve their customers, Convergys operates 149 contact centers. Convergys leverages its geographic footprint and comprehensive capabilities to help leading companies create quality customer experiences across multiple interaction channels, such as voice, chat, email and interactive voice response.

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

Reclassification
Certain prior year balances in the Consolidated Statements of Income and the Consolidated Balance Sheets have been reclassified to conform to the current year presentation. The reclassifications were not material to the Consolidated Financial Statements. See New Accounting Pronouncements below for further discussion.

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

Foreign Currency Translation
Assets and liabilities of non-U.S. operations are translated to U.S. dollars at year-end exchange rates. Revenues and expenses are translated at average exchange rates for the related period. Translation adjustments are accumulated and reflected as adjustments to other comprehensive (loss) income, a component of Shareholders’ Equity, and included in net earnings only upon sale or liquidation of the underlying foreign subsidiary. Gains or losses resulting from foreign exchange transactions related to balance sheet positions are recorded in the Consolidated Statements of Income within Other (expense) income, net.

Revenue Recognition
Revenues mostly consist of fees generated from outsourced services provided to the Company’s clients. More than 95% of the Company’s revenues are derived from agent-related services. The Company typically recognizes these revenues as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. The remaining revenues are derived from the sale of premise-based and hosted self-care and technology solutions and provision of professional services. Revenues from the sale of these solutions and provision of services are typically recognized as services are provided over the duration of the contract using contractual rates. These contracts are typically one year or less in duration.

Revenues are recognized only when the services are performed, there is evidence of an arrangement, the Company determines that the fee is fixed and determinable and collection of the fee included in the arrangement is considered probable. When determining whether the fee is considered fixed and determinable and collection is probable, the Company considers a number of factors including the creditworthiness of the client and the contractual payment terms. If a client is not considered creditworthy, recognition of all revenue under arrangements with that client is deferred until receipt of cash. If payment terms extend beyond what is considered customary or standard in the related industry and geographic location, recognition of the revenue is deferred until the related fees become due and payable.

Certain contracts have performance-related bonus provisions that require the client to pay us a bonus based upon our meeting agreed-upon service levels and performance metrics. These bonuses are recognized only after required measurement targets are met and the other criteria for recognition are satisfied.

Stock-Based Compensation
The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. Stock-based compensation cost for restricted stock units and performance restricted stock units is measured based on the closing fair market value of the Company’s common shares on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model. The Company recognizes stock-based compensation cost as expense for awards other than its performance-based restricted stock units ratably on a straight-line basis over the requisite service period. The Company recognizes stock-based compensation cost associated with its performance based restricted stock units over the requisite service period if it is probable that the performance conditions will be satisfied. The Company recognizes a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. Tax benefits related to stock compensation expense are reported as financing cash flow and tax expenses are reported as operating cash flow. Further, the Company applies an estimated forfeiture rate to unvested awards when computing the stock compensation-related expenses.

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

Concentration of Credit Risk
In the normal course of business, the Company is exposed to credit risk. The principal concentrations of credit risk are cash and cash equivalents, short-term investments, accounts receivable and derivative instruments. The Company regularly monitors and reviews identified credit risk exposures. Historically, credit losses on accounts receivable have not been material because of the large concentration of revenues with a small number of large, established companies. The Company does not require collateral or other security to support accounts receivable. The Company evaluates the creditworthiness of its clients in conjunction with its revenue recognition processes, as discussed above, as well as through its ongoing collectability assessment processes for accounts receivable. The Company maintains an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific clients, historical trends and other information. The Company limits its counterparty credit risk exposures by entering into derivative contracts with financial institutions that are investment grade rated.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and short-term, highly liquid investments with original maturities of three months or less.

Receivables and Allowance for Doubtful Accounts
Trade receivables are comprised primarily of amounts owed to the Company by clients and are presented net of an allowance for doubtful accounts of $5.8 and $5.3 at December 31, 2016 and 2015, respectively. Contracts with individual clients determine when receivables are due, generally within 30 to 60 days, and whether interest is accrued on late payments.

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

Property and Equipment
Property and equipment are stated at cost. Depreciation is based on the straight-line method over the estimated useful lives of the assets. Buildings are generally depreciated over a 30-year life, software over a three- to ten-year life and equipment generally over a three- to five-year life. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Depreciation expense for assets held under capital leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease. Included within Property and equipment is initial cost of $5.9 related to assets under capital lease arrangements.

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

Internal Use Software
The Company capitalizes certain expenditures for software that is purchased or internally developed for use in the business. During 2016, 2015, and 2014, amounts capitalized for internally developed software were $3.7, $14.2 and $4.9, respectively. The increase in capitalized costs during 2015 was a result of certain information technology infrastructure initiatives. Amortization of internal use software begins when the software is ready for service and continues on the straight-line method over the estimated useful life, generally ranging from three to ten years.

Business Combinations
Accounting for acquisitions requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with corresponding adjustments to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. Refer to Note 3 of the Notes to Consolidated Financial Statements for a discussion of the buw acquisition.

Goodwill and Other Intangibles
As discussed more fully in Note 6, goodwill is reviewed at the reporting unit level for impairment as of October 1 of each year and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable.

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

Other intangibles, primarily customer relationship assets and trademarks, are amortized over a straight-line basis with estimated useful lives ranging from one to seventeen years and are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts.

Postemployment Benefits
The funded status of the Company’s pension and other postretirement benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (PBO) and, for the other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation (APBO). The PBO represents the actuarial present value of benefits expected to be paid upon retirement. For active plans, the present value reflects estimated future compensation levels. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. The measurement of the benefit obligation is based on the Company’s estimates and actuarial valuations. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain key assumptions that require significant judgment, including, but not limited to, estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates. For additional information regarding plan assumptions and the current financial position of the Company’s pension and other postretirement plans, see Note 9.

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

New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU is intended to simplify accounting for share-based payments. Upon adoption, this ASU will require that excess tax benefits for share-based payments be recorded as a reduction of income tax expense and reflected within operating cash flows rather than being recorded within equity and reflected within financing cash flows. This update is effective for interim and annual periods beginning after December 15, 2016. The Company is currently assessing the effect that adoption of the new standard will have on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This ASU was effective for interim and annual periods beginning after December 15, 2015 and was required to be applied retrospectively. The Company adopted this ASU as of March 31, 2016, which resulted in the reclassification of $1.5 of debt issuance costs included in other current assets and other non-current assets to long-term debt and capital lease obligations on the Consolidated Balance Sheet as of December 31, 2015. As of December 31, 2016, $1.4 of debt issuance costs are reducing the carrying amount of the Company’s long-term debt.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The standard will apply one comprehensive revenue recognition model across all contracts, entities and sectors. The core principal of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Once effective, this ASU will replace most of the existing revenue recognition requirements of U.S. GAAP. This update is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the effect that adoption of the new standard will have on its consolidated financial statements. The Company expects the largest impacts to result from the requirement to estimate variable consideration, such as performance related bonus and penalty provisions. The Company currently anticipates that it will apply the modified retrospective adoption alternative for this standard, which would result in a cumulative effect adjustment to retained earnings as of January 1, 2018.

3. BUSINESS COMBINATIONS

buw Acquisition
On August 1, 2016, the Company acquired buw, a leader in the German customer care industry. The acquisition added 16 sites and approximately 6,000 employees spread across Germany, Hungary and Romania into Convergys’ global operations. The total purchase price, net of cash acquired, was $137.9, which was funded using available cash and cash equivalents. During 2016, the acquired buw operations contributed revenue of $63.2 and income before income taxes of $1.8.

Preliminary Purchase Price Allocation

The Company accounted for buw using the acquisition method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values. The following table summarizes the preliminary values of the assets acquired and liabilities assumed at the date of acquisition:

August 1, 2016
Assets:
Receivables	$35.5
Other current assets	2.6
Property and equipment	6.9
Goodwill	98.3
Intangible assets	22.7
Other assets	0.3
Liabilities:
Accounts payable	(0.8)
Accrued expenses	(15.1)
Deferred tax - net	(6.7)
Other long-term liabilities	(5.8)
Total purchase price	$137.9

As of December 31, 2016, the purchase price allocation for the acquisition was preliminary and subject to completion. Adjustments to the current fair value estimates in the above table may occur as the process conducted for various valuations and assessments is finalized. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the synergistic benefits that are expected to be realized from the acquisition. The benefits primarily include an expanded geographic footprint in Germany and Eastern Europe. None of the goodwill is expected to be deductible for income tax purposes and was entirely allocated to the Customer Management - Agent Services reporting unit.

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

Stream Acquisition
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

4. DIVESTITURES AND DISCONTINUED OPERATIONS

Information Management
On May 16, 2012, the Company completed the sale of its Information Management line of business to NEC Corporation. During the periods presented, the Company recorded additional gains as certain contingencies and tax positions related to Information Management were settled or adjusted.

The results of the Information Management business have been classified as discontinued operations for all periods presented. During 2014, the Company earned $8.2 in revenue under transition services agreements. All transition services agreements expired by June 30, 2014, and the Company has substantially eliminated the related costs.

Summarized operating results of the Information Management business are as follows:

	Year Ended December 31,
	2016	2015	2014
Gain on disposition	$0.8	$0.2	$0.3
Income before income taxes	0.8	0.2	0.3
Income tax benefit:
Benefit related to gain on disposition	9.2	0.4	3.2
Income from discontinued operations, net of tax	$10.0	$0.6	$3.5

5. EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY

Earnings per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

		Continuing Operations		Discontinued Operations		Total
Shares (in millions)	Shares	Net Income	Per Share Amount	Net Income	Per Share Amount	Per Share Amount
2016:
Basic EPS	95.8	$133.0	$1.39	$10.0	$0.10	$1.49
Effect of dilutive securities:
Stock-based compensation arrangements	0.8	—	(0.01)	—	—	(0.01)
Convertible Debt	5.9	—	(0.08)	—	—	(0.08)
Diluted EPS	102.5	$133.0	$1.30	$10.0	$0.10	$1.40
2015:
Basic EPS	98.1	$168.4	$1.72	$0.6	$0.01	$1.73
Effect of dilutive securities:
Stock-based compensation arrangements	0.8	—	(0.03)	—	—	(0.03)
Convertible Debt	5.8	—	(0.09)	—	—	(0.09)
Diluted EPS	104.7	$168.4	$1.60	$0.6	$0.01	$1.61
2014:
Basic EPS	100.7	$116.5	$1.16	$3.5	$0.03	$1.19
Effect of dilutive securities:
Stock-based compensation arrangements	1.0	—	(0.02)	—	—	(0.02)
Convertible Debt	4.5	—	(0.04)	—	—	(0.04)
Diluted EPS	106.2	$116.5	$1.10	$3.5	$0.03	$1.13

The diluted EPS calculation excludes 0.3 and 0.3 of performance-based restricted stock units granted in 2016 and 2015, respectively, as performance criteria have not yet been fully defined, thereby precluding a grant for accounting purposes due to a lack of a mutual understanding of the terms of the stock-based awards.

As described more fully in Note 7, during 2009, the Company issued approximately $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Convertible Debentures). The 2029 Convertible Debentures were convertible, subject to certain conditions, into shares of the Company’s common stock at an initial implied conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares per one thousand dollars in principal amount of debentures. The conversion rate is subject to adjustment for certain events outlined in the indenture governing the 2029 Convertible Debentures (the Indenture), including payment of dividends. As of December 31, 2016, the implied conversion price for the 2029 Convertible Debentures was approximately $11.35 per share, or eighty-eight and one tenth shares per one thousand dollars in principal amount of debentures.

Shareholders’ Equity
The Company repurchased 2.7 of its common shares during the year ended December 31, 2016 at an average price of $26.48 per share for a total of $71.6. The Company repurchased 3.1 of its common shares during the year ended December 31, 2015. Below is a summary of the Company’s share repurchases during 2016, 2015 and 2014:

	Shares	Cost
2016	2.7	$71.6
2015	3.1	$72.5
2014	2.3	$46.3

At December 31, 2016, the Company had the authority to repurchase $143.1 of outstanding common shares pursuant to the Board of Directors’ August 2015 authorization to increase the remaining authorized share repurchases to $250.0 in the aggregate. The timing and terms of any future transactions will depend on a number of considerations including market conditions, our available liquidity and capital needs, and limits on share repurchases that may be applicable under the covenants in our Credit Agreement.

Preferred Shares
The Company is authorized to issue up to 4.0 voting preferred shares, and 1.0 nonvoting preferred shares. At December 31, 2016 and 2015, there were no preferred shares issued or outstanding.

Dividends
During 2015 and 2016, the Company’s Board of Directors declared the following dividends per common share, which were paid by the Company on the payment dates listed below:

Announcement Date	Record Date	Dividend Amount	Payment Date
February 18, 2015	March 20, 2015	$0.07	April 3, 2015
May 5, 2015	June 18, 2015	$0.08	July 2, 2015
August 4, 2015	September 18, 2015	$0.08	October 2, 2015
November 4, 2015	December 24, 2015	$0.08	January 8, 2016
February 23, 2016	March 24, 2016	$0.08	April 8, 2016
May 9, 2016	June 24, 2016	$0.09	July 8, 2016
August 8, 2016	September 23, 2016	$0.09	October 7, 2016
November 8, 2016	December 23, 2016	$0.09	January 6, 2017

On February 22, 2017, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid on April 7, 2017 to shareholders of record as of March 24, 2017.

The Board expects that future cash dividends will be paid on a quarterly basis. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on the Company’s future earnings, cash flow, financial condition, financial covenants and other relevant factors.

6. GOODWILL AND OTHER INTANGIBLE AND LONG-LIVED ASSETS

Goodwill
The Company tests goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Goodwill impairment testing is performed at the reporting unit level, one level below the business segment. The Company’s reporting units are Customer Management - Agent Services and Customer Management - Customer Interaction Technology (CIT). As of December 31, 2016 and 2015, all goodwill was held by the Customer Management - Agent Services reporting unit. During 2012, the Company recorded a $46.0 charge, fully impairing the goodwill balance on the CIT reporting unit.

The most recent annual impairment test performed as of October 1, 2016, indicated that the fair value of the Customer Management - Agent Services reporting unit was substantially in excess of its carrying value. However, impairment charges could be required if a divestiture decision is made or other significant economic events occur with respect to the reporting unit. Subsequent to our October 1, 2016 annual impairment test, no indications of an impairment were identified.

Below is a progression of goodwill for 2016 and 2015:

Balance at December 31, 2014	$850.7
Foreign currency and other	(20.4)
Balance at December 31, 2015	$830.3
buw acquisition	98.3
Foreign currency and other	(11.7)
Balance at December 31, 2016	$916.9

Other Intangible Assets
The Company’s other intangible assets, primarily acquired through business combinations, are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts. No impairment charges were recognized in any period presented. As of December 31, 2016 and 2015, the Company’s other intangible assets consisted of the following:

2016	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships and other intangibles	$474.0	($171.4)	$302.6
Trademarks	26.5	(21.5)	5.0
Software (classified within Property and equipment, net)	41.3	(41.3)	—
Total	$541.8	($234.2)	$307.6
2015
Customer relationships and other intangibles	$458.1	($148.7)	$309.4
Trademarks	26.0	(17.3)	8.7
Software (classified within Property and equipment, net)	41.3	(38.5)	2.8
Total	$525.4	($204.5)	$320.9

The intangible assets are being amortized using the following amortizable lives: 8 to 10 years for software, 1 to 4 years for trademarks and 1 to 17 years for customer relationships and other intangibles. The remaining weighted average amortization period for customer relationships and other intangibles is approximately 13.0 years. Amortization of software is included within depreciation expense as the underlying assets are classified within property and equipment.

Amortization expense for intangibles was $28.1, $27.0 and $24.7 for the years ended December 31, 2016, 2015 and 2014, respectively, and the related estimated expense for the five subsequent fiscal years is as follows:

For the year ended 2017	$30.0
For the year ended 2018	24.6
For the year ended 2019	24.6
For the year ended 2020	24.0
For the year ended 2021	22.1
Thereafter	182.3

7. DEBT AND CAPITAL LEASE OBLIGATIONS

As of December 31, 2016 and 2015, debt and capital lease obligations consisted of the following:

	At December 31,
	2016	2015
Term Loan, due 2019	$212.9	$212.0
Convertible Debentures, due 2029	63.7	62.1
Capital Lease Obligations	3.6	6.7
Accounts Receivable Securitization	20.0	60.0
Total debt	300.2	340.8
Less debt issuance costs	1.4	1.5
Total debt, net	298.8	339.3
Less current maturities	1.8	3.4
Long-term debt	$297.0	$335.9
Weighted average effective interest rates:
Term Loan, due 2019	3.0%	2.6%
Accounts Receivable Securitization	1.7%	1.3%
Convertible Debentures, due 2029	7.0%	6.9%

Credit Facility
On February 28, 2014, the Company entered into a credit agreement establishing an unsecured credit facility in the aggregate amount of $650.0 (Credit Agreement). The Credit Agreement consisted of unsecured term loans (Term Loan) in the initial aggregate amount of $350.0, and an unsecured revolving credit facility (Revolving Credit Facility) in the amount of $300.0. The Company recorded the initial carrying amount of the Term Loan at $344.9, reflecting a discount of $5.1 resulting from fees paid directly to the lenders at issuance. The discount will be amortized over the life of the Term Loan using the effective interest rate method (3.0% as of December 31, 2016), and is included in interest expense in the Consolidated Statements of Income. The Term Loan and the Revolving Credit Facility were scheduled to mature on March 3, 2019, unless extended pursuant to the terms of the Credit Agreement. Outstanding amounts were subject to interest at the applicable rate described in the Credit Agreement. While amounts borrowed and repaid under the Revolving Credit Facility could be re-borrowed, amounts repaid under the Term Loan could not be borrowed again under the Credit Agreement. Total borrowing capacity remaining under the Revolving Credit Facility was $300.0, with $215.0 outstanding principal on the Term Loan, as of December 31, 2016.

Subsequent to December 31, 2016, on January 11, 2017 (the Effective Date), the Company entered into a new credit agreement (New Credit Agreement) and repaid all amounts outstanding and terminated all commitments under the Credit Agreement using initial borrowings under the New Credit Agreement as well as borrowings under the Company’s asset securitization facility. The New Credit Agreement consists of a $215.0 unsecured term loan facility (New Term Loan), maturing on March 3, 2019, and a $300.0 unsecured revolving credit facility (New Revolving Credit Facility), maturing on January 11, 2022. On the Effective Date, the Company drew $100.0 in initial borrowings under the New Term Loan. The New Revolving Credit Facility may be extended, at the Company’s option, for two additional periods of one year, subject to the satisfaction of certain conditions set forth in the New Credit Agreement. Outstanding amounts will bear interest at the applicable rate described in the New Credit Agreement.

The Credit Agreement and the New Credit Agreement contain substantially similar affirmative and negative covenants, as well as terms and conditions that are customary for credit facilities of this type, including financial covenants for leverage and interest coverage ratios. The Company’s interest coverage ratio cannot be less than 4.00 to 1.00 as determined as of the most recently ended period of four consecutive fiscal quarters. The Company’s net leverage ratio cannot be greater than 3.00 to 1.00 at any time on or after the effective date of the Credit Agreement. In the event of default, the lenders may terminate the commitments and declare the amounts outstanding, and all accrued interest, fees and other obligations, immediately due and payable. The Company was in compliance with all covenants at December 31, 2016.

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

The 2029 Convertible Debentures, which pay a fixed rate of interest semi-annually, have a contingent interest component that will require the Company to pay additional interest if the trading price of the 2029 Convertible Debentures exceeds a specified threshold at specified times, commencing on September 15, 2019, as outlined in the Indenture. The maximum amount of contingent interest that will accrue is 0.75% per annum of the average trading price of the 2029 Convertible Debentures during the periods specified in the Indenture. The fair value of this embedded derivative was not significant at December 31, 2016 or 2015.

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

The 2029 Convertible Debentures are convertible at the option of the holders on or after September 15, 2028 and prior to that date only under the following circumstances: (1) during any calendar quarter if the last reported sales price of the Company’s common shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price (currently $14.76) for the 2029 Convertible Debentures on each applicable trading day (hereinafter referred to as the Sales Price Condition); (2) during the five business day period immediately following any five consecutive trading day period (the Measurement Period) in which, as determined following a request by a holder of 2029 Convertible Debentures as provided in the Indenture, the trading price per $1,000 principal amount of 2029 Convertible Debentures for each trading day of such Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common shares and the applicable conversion rate for the 2029 Convertible Debentures on each such trading day; (3) if the Company elects to redeem any or all of the 2029 Convertible Debentures; or (4) upon the occurrence of specified corporate events pursuant to the terms of the Indenture. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2029 Convertible Debentures to be converted and pay or deliver, as the case may be, cash, common shares of the Company or a combination of cash and common shares of the Company, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2029 Convertible Debentures being converted.

The 2029 Convertible Debentures were convertible, subject to certain conditions, into common shares of the Company at an initial implied conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares per one thousand dollars in principal amount of debentures. As of December 31, 2016, the implied conversion price for the 2029 Convertible Debentures was approximately $11.35 per share, or eighty-eight and one tenth shares per one thousand dollars in principal amount of debentures. The conversion rate is subject to adjustment for certain events outlined in the Indenture, including payment of dividends.

As of December 31, 2016 and December 31, 2015, the 2029 Convertible Debentures were convertible at the option of the holders. This conversion right was triggered upon satisfaction of the Sales Price Condition (the closing price of the Company’s common shares was greater than or equal to $14.76, 130% of the conversion price of the 2029 Convertible Debentures at December 31, 2016, for at least 20 of the 30 consecutive trading days ending on December 31, 2016). As a result, the equity component of the 2029 Convertible Debentures equal to $61.3 (the difference between the par value and carrying value of the 2029 Convertible Debentures at December 30, 2016) has been classified as temporary equity within the December 31, 2016 Consolidated Balance Sheet since this amount was considered redeemable. The Company will reassess the convertibility of the 2029 Convertible Debentures and the related balance sheet classification on a prospective basis. There have been no conversions of the 2029 Convertible Debentures through the date of this filing.

Based on quoted market prices at December 31, 2016, the fair value of the $125.0 aggregate principal amount of the Company’s 2029 Convertible Debentures is $280.3.

Asset Securitization Facility
During January 2017, the Company amended the terms of its asset securitization facility collateralized by accounts receivable of certain of the Company’s subsidiaries. The amendment resulted in an increased purchase limit of $225.0, with $90.0 and $135.0 expiring in January 2018 and January 2020, respectively. As of December 31, 2016, the asset securitization facility had a purchase limit of $150.0 expiring in January 2017. During June 2015, the Company amended the asset securitization facility to include the receivables of certain of the Company’s Stream subsidiaries. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. As of December 31, 2016 and 2015, Convergys had drawn $20.0 and $60.0, respectively, in available funding from qualified receivables. Amounts drawn under this facility have been classified as long-term debt within the Consolidated Balance Sheets, based on the Company’s ability and intent to refinance on a long-term basis as of December 31, 2016.

At December 31, 2016, future minimum payments of the Company’s debt and capital lease arrangements (exclusive of any debt discounts) are as follows:

2017	$1.8
2018	0.8
2019	235.6
2020	0.4
2021	—
Thereafter	125.0
Total	$363.6

8. RESTRUCTURING

2016 Restructuring
During 2016, the Company recorded severance charges of $3.7 related to the Company’s ongoing efforts to refine its operating model and reduce costs, as well as headcount reductions resulting from certain client program completions. The 2016 actions impacted approximately 760 employees. The severance expense is included in Restructuring charges on the Consolidated Statements of Income and is expected to be substantially paid in cash by June 30, 2017. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Company’s Consolidated Balance Sheet, was $0.8 as of December 31, 2016.

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

During 2015, the Company also recorded restructuring expenses of $0.4 related to the integration of Stream. These severance-related charges were included in Restructuring charges on the Consolidated Statements of Income and were fully paid in cash by March 31, 2016. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Company’s Consolidated Balance Sheets, was $0.2 as of December 31, 2015.

2014 Restructuring
During 2014, the Company recorded severance charges of $11.0 related to the elimination of certain redundant executive and non-executive positions as a result of the Company’s integration of the Stream business. This severance activity impacted approximately 150 employees. These severance-related charges were fully paid in cash by September 30, 2015.

During 2014, the Company also recorded a severance charge of $1.7 related to restructuring actions impacting approximately 400 employees. These actions were initiated to continue the Company’s efforts to refine its operating model and reduce costs. These severance-related charges were included in Restructuring charges on the Consolidated Statements of Income and were fully paid in cash by December 31, 2015.

9. EMPLOYEE BENEFIT PLANS

Pensions
The Company sponsors a frozen defined benefit pension plan, which includes both a qualified and non-qualified portion, for all eligible employees (the cash balance plan) in the U.S and unfunded defined benefit plans for certain eligible employees in the Philippines, Malaysia and France (together with the cash balance plan, the defined benefit plans).The pension benefit formula for the cash balance plan is determined by a combination of compensation and age-based credits and annual guaranteed interest credits. The qualified portion of the cash balance plan has been funded through contributions made to a trust fund in accordance with the Pension Protection Act of 2006. The Company’s measurement date for all plans is December 31. The plan assumptions are evaluated annually and are updated as deemed necessary.

Components of pension cost and other amounts recognized in other comprehensive income for the Company’s defined benefit plans are as follows:

	Year Ended December 31,
	2016	2015	2014
Service cost	$6.5	$7.5	$7.1
Interest cost on projected benefit obligation	8.6	10.5	10.5
Expected return on plan assets	(10.0)	(10.2)	(9.2)
Amortization and deferrals—net	6.6	10.4	8.1
Settlement charge	4.8	—	4.6
Total pension cost	$16.5	$18.2	$21.1
Other comprehensive income (loss)	$11.1	$14.5	($23.4)

During 2016 and 2014, the Company recognized non-cash pension settlement charges of $4.8 and $4.6, respectively, resulting from a high volume of lump sum distributions. No such charge was recognized during 2015.

The reconciliation of the defined benefit plans’ projected benefit obligation and the fair value of plan assets for the years ended December 31, 2016 and 2015 are as follows:

	At December 31,
	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$242.9	$259.6
Service cost	6.5	7.5
Interest cost	8.6	10.5
Settlement	(15.4)	—
Actuarial gain	(4.3)	(16.2)
Benefits paid	(12.6)	(18.5)
Benefit obligation at end of year	$225.7	$242.9
Change in plan assets:
Fair value of plan assets at beginning of year	$157.2	$150.5
Actual return on plan assets	7.9	(0.4)
Settlement	(15.4)	—
Employer contribution	17.1	25.6
Benefits paid	(12.6)	(18.5)
Fair value of plan assets at end of year	$154.2	$157.2
Funded status	($71.5)	($85.7)
Amounts recognized in the Consolidated Balance Sheets consisted of:
Current liability	($6.4)	($6.4)
Non-current liability	($65.1)	($79.3)
Accumulated other comprehensive loss	($53.3)	($64.4)

Accumulated other comprehensive loss at December 31, 2016 and 2015 includes unrecognized actuarial losses of $53.3 ($32.8 net of tax) and $64.4 ($39.5 net of tax), respectively. The actuarial loss included in accumulated other comprehensive loss that is expected to be recognized in net periodic pension cost during 2017 is $5.8. The accumulated benefit obligation for the defined benefit plans was $225.7 and $242.9 at December 31, 2016 and 2015, respectively.

Estimated future benefit payments from the defined benefit plans are as follows:

2017	$25.3
2018	25.3
2019	25.3
2020	25.1
2021	24.7
2022 - 2026	110.0
Total	$235.7

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

Benefits for the EDCP are based on employee deferrals, matching contributions and investment earnings on participant accounts. As further described in Note 12, the Company makes investments in certain securities which are held in a grantor trust for the benefit of participants of the EDCP. These investments are made in securities reflecting the hypothetical investment balances of plan participants, in an attempt to offset the impacts of gains and losses on participant account balances.

Components of pension cost and other amounts recognized in other comprehensive loss for the EDCP are as follows:

	Year Ended December 31,
	2016	2015	2014
Service cost	$1.3	$1.5	$1.3
Interest cost on projected benefit obligation	0.3	0.4	0.5
Total pension cost	$1.6	$1.9	$1.8
Other comprehensive loss	($1.0)	($0.6)	($0.8)

The reconciliation of the EDCP projected benefit obligation for the years ended December 31, 2016 and 2015 is as follows:

	At December 31,
	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$13.7	$14.4
Service cost	1.3	1.5
Interest cost	0.3	0.4
Actuarial loss (gain)	1.0	(0.6)
Benefits paid	(1.4)	(2.0)
Benefit obligation at end of year	$14.9	$13.7
Funded status	($14.9)	($13.7)
Amounts recognized in the Consolidated Balance Sheets consisted of:
Current liability	($1.6)	($2.3)
Non-current liability	($13.3)	($11.4)
Accumulated other comprehensive (loss) income	($0.2)	$1.1

Accumulated other comprehensive loss at December 31, 2016 and 2015 includes unrecognized actuarial losses of $0.2 ($0.1 net of tax), and gains of $1.1 ($0.7 net of tax). The accumulated benefit obligation for the EDCP was $14.9 and $13.7 at December 31, 2016 and 2015, respectively. There is no prior service cost expected to be recognized in net periodic pension cost during the year ending December 31, 2017.

Estimated future benefit payments from the EDCP are as follows:

2017	$1.6
2018	0.8
2019	1.0
2020	1.4
2021	1.4
2022 - 2026	8.6
Total	$14.8

The following weighted-average rates were used in determining the benefit obligations at December 31:

	2016			2015
Discount rate—projected benefit obligation	1.55%	-	5.56%	3.61%	-	5.56%
Future compensation growth rate	2.00%	-	4.00%	2.50%	-	4.50%
Expected long-term rate of return on plan assets	6.75%	-	7.00%	6.75%	-	7.00%

The following weighted-average rates were used in determining the pension cost for all years ended December 31:

	2016			2015			2014
Discount rate—projected benefit obligation	1.55%	-	5.56%	3.61%	-	5.56%	1.75%	-	4.90%
Future compensation growth rate	2.00%	-	4.00%	2.50%	-	4.50%	2.50%	-	4.00%
Expected long-term rate of return on plan assets	6.75%	-	7.00%	6.75%	-	7.00%	6.75%	-	7.00%

The range of discount rates utilized in determining the pension cost and projected benefit obligation of the Company’s defined benefit plans reflects a lower prevalent rate applicable to the frozen cash balance plan for eligible employees in U.S. and a higher applicable rate for the unfunded defined benefit plan for certain eligible employees in the Philippines, France and Malaysia. The plans outside the U.S. represented approximately 16.6% and 16.3% of the Company’s total projected benefit obligation for all plans as of December 31, 2016 and 2015, respectively.

Change in Applying Discount Rate to Measure Benefit Costs
As of December 31, 2015, Convergys changed the method used to estimate the service and interest cost components of net periodic benefit cost for all pension and other postretirement benefits.  This change in methodology resulted in a decrease in the service and interest cost components for pension and other postretirement benefit costs beginning in the first quarter of 2016.  Convergys historically estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.  Beginning in 2016, the Company elected to utilize a full yield curve approach in the determination of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.  Convergys elected to make this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates.  This change did not affect the measurement of Convergys’ total benefit obligations at December 31, 2015 or net periodic pension cost recognized in 2015. Convergys accounted for this change as a change in accounting estimate and accordingly had accounted for it prospectively.

The impact of this discount rate change compared to the previous method decreased estimated pension and other postretirement benefits service and interest cost by approximately $2.4, or approximately $0.6 quarterly, during 2016 with substantially all of the decrease attributable to interest cost.  This reduction in service and interest cost was completely offset within the actuarial gain or loss caption when the plans were remeasured. The cost reduction resulted in an increase to net income and diluted earnings per common share of $1.5 and $0.01, respectively, during 2016.

Plan Assets
As of December 31, 2016 and 2015, plan assets for the cash balance plan consisted of common/collective trusts (of which approximately 60% are invested in equity backed funds and approximately 40% are invested in funds invested in fixed income instruments, including cash) and a private equity fund. At December 31, 2016, the Company’s targeted allocation was 65% equity and 35% fixed income. The investment objectives for the plan assets are to generate returns that will enable the plan to meet its future obligations. The Company’s expected long-term rate of return was determined based on the asset mix of the plan, projected returns, past performance and other factors. The Company contributed $10.0 and $20.0 in 2016 and 2015, respectively, to fund its cash balance plan. The Company has satisfied its ERISA funding requirements through 2016. No plan assets are expected to be returned to the Company during 2017.

The following table sets forth by level, within the fair value hierarchy, the cash balance plan’s assets at fair value as of December 31, 2016 and 2015:

Investments	December 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/collective trusts:
Fixed income	$60.8	$—	$60.8	$—
U.S. large cap	54.2	—	54.2	—
U.S. small cap	10.3	—	10.3	—
International equity	26.7	—	26.7	—
Limited partnership	2.2	—	—	2.2
Total investments	$154.2	$—	$152.0	$2.2

Investments	December 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/collective trusts:
Fixed income	$54.0	$—	$54.0	$—
U.S. large cap	61.8	—	61.8	—
U.S. small cap	10.6	—	10.6	—
International equity	28.0	—	28.0	—
Limited partnership	2.8	—	—	2.8
Total investments	$157.2	$—	$154.4	$2.8

There were no transfers between the three levels of the fair value hierarchy during the years ended December 31, 2016 and 2015. For additional information on the fair value hierarchy, see Note 13.

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

	Year Ended December 31
	2016	2015
Balance, beginning of year	$2.8	$3.4
Unrealized losses relating to instruments still held at the reporting date	(0.6)	(0.6)
Balance, end of year	$2.2	$2.8

Savings Plans
The Company sponsors a defined contribution plan covering substantially all U.S. employees. The Company matches a portion of employee contributions to the plan. The Company matches up to 100% of the first 3% and 50% of the next 2% of eligible compensation contributed by the participant. Total Company contributions to the defined contribution plan were $7.3 in 2016 compared to $7.4 and $6.5 for 2015 and 2014, respectively. Plan assets for this plan included 0.9 ($21.0) and 0.9 ($23.6) of the Company’s common shares at December 31, 2016 and 2015, respectively.

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

The Company funds life insurance benefits of certain retirees through a Voluntary Employee Benefit Association (VEBA) trust. Contributions to the plan consist of (1) compensation or pension benefit deductions that the participant directs the Company, which is also the Plan Sponsor, to deposit into the plan on their behalf based on the coverage the participant has elected under the plan, and (2) amounts the Company pays to the plan that are in excess of the participant-directed deductions. Contributions to the VEBA are subject to Internal Revenue Service (IRS) limitations developed using the aggregate cost method. At December 31, 2006, the Company eliminated the postretirement life insurance plan benefits for non-retirement eligible employees. The Company’s postretirement benefit plan benefit was $0.7, $0.8, and $1.6 for 2016, 2015 and 2014, respectively. The amounts included within accumulated other comprehensive loss related to these benefits were $1.2 and $2.1 at December 31, 2016 and 2015, respectively.

Components of other post-employment benefit plan cost and other amounts recognized in other comprehensive (loss) income for the postretirement health and life insurance plans are as follows:

	2016	2015	2014
Interest cost on projected benefit obligation	$0.1	$0.2	$0.2
Expected return on plan assets	(0.2)	(0.3)	(0.3)
Amortization and deferrals—net	(0.6)	(0.7)	(1.0)
Curtailment benefit	—	—	(0.5)
Total other benefit	($0.7)	($0.8)	($1.6)
Other comprehensive loss	($0.9)	($0.7)	($1.8)

The reconciliation of the postretirement health and life insurance plans’ projected benefit obligation and the fair value of plan assets for the years ended December 31, 2016 and 2015 are as follows:

	At December 31,
	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$4.2	$4.5
Interest cost	0.1	0.2
Actuarial loss (gain)	0.1	(0.2)
Benefits paid	(0.2)	(0.3)
Benefit obligation at end of year	$4.2	$4.2
Change in plan assets:
Fair value of plan assets at beginning of year	$3.4	$4.2
Actual return on plan assets	0.1	0.1
Employer contribution	0.1	(0.6)
Asset transfer	(0.2)	—
Benefits paid	(0.2)	(0.3)
Fair value of plan assets at end of year	$3.2	$3.4
Funded status	($1.0)	($0.8)
Amounts recognized in the Consolidated Balance Sheets consisted of:
Current liability	($0.1)	($0.1)
Non-current liability	($0.9)	($0.7)
Accumulated other comprehensive income	$1.2	$2.1

Estimated future benefit payments from the postretirement health and life insurance plans are as follows:

2017	$0.2
2018	0.2
2019	0.2
2020	0.2
2021	0.2
2022 - 2026	1.1
Total	$2.1

Plan assets for the postretirement health and life insurance plans of $3.2 and $3.4 at December 31, 2016 and 2015, respectively, are comprised of money market accounts, a Level 1 fair value measure. The Company expects to make $0.1 in contributions in 2017 to fund its post retirement health and life insurance plans. No plan assets are expected to be returned to the Company during 2017.

10. STOCK-BASED COMPENSATION PLANS

At December 31, 2016, the Company had 38.0 common shares that were authorized for issuance under the Convergys Corporation 1998 Long-Term Incentive Plan (Convergys LTIP), as amended on January 28, 2011. The Company granted stock options in 2012 and 2011 with exercise prices that were no less than the market value of the Company’s common shares at the grant date and have a ten-year term and vesting terms of two to three years. The Company also grants restricted stock units to certain employees and directors. The restricted stock units do not possess voting rights and consist of both time-related and performance-related units. The restrictions for the time-related restricted stock units generally lapse one to three years after the grant date. The performance-related units vest upon the Company’s satisfaction of certain financial targets. Performance-related units for which the performance conditions for vesting of those units are not met within the applicable three-year performance period are forfeited.

The following table shows certain information as of December 31, 2016, with respect to compensation plans under which common shares are authorized for issuance:

Shares (in millions)	Number of Common Shares to be Issued Upon Exercise	Weighted Average Exercise Price	Common Shares Available for Future Issuance
Equity compensation plans approved by shareholders
Stock options	0.4	$13.34	—
Restricted stock units	2.2	—	—
	2.6	$13.34	6.8

The Company’s operating results reflect stock-based compensation expense of $18.8, $16.9 and $10.2 for 2016, 2015 and 2014, respectively. Expense in 2016, 2015 and 2014 included $1.4, $1.2 and $1.8, respectively, related to awards classified as liabilities that will ultimately settle in cash.

Restricted Stock Units

Time-based Restricted Stock Units
During the years ended December 31, 2016, 2015 and 2014, the Company granted 0.5, 0.7 and 0.7 shares, respectively, of time-based restricted stock units. The weighted average grant date fair values of these grants were $26.51, $22.41 and $20.55, respectively. These time-based grants are scheduled to vest 25% at the first anniversary of the grant date, 25% at the second anniversary and 50% at the third anniversary.

The total compensation cost related to non-vested time-based restricted stock units not yet recognized as of December 31, 2016 was approximately $17.5, which is expected to be recognized over a weighted average period of 1.8 years. Changes to non-vested time-based restricted stock units for the years ended December 31, 2016 and 2015 were as follows:

Shares (in millions)	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2013	1.4	$14.62
Granted	0.7	20.55
Vested	(0.6)	14.33
Forfeited	(0.2)	18.85
Non-vested at December 31, 2014	1.3	17.66
Granted	0.7	22.41
Vested	(0.5)	16.53
Forfeited	(0.2)	20.78
Non-vested at December 31, 2015	1.3	20.20
Granted	0.5	26.51
Vested	(0.5)	19.35
Forfeited	—	—
Non-vested at December 31, 2016	1.3	$23.23

Performance-based Restricted Stock Units
During the years ended December 31, 2016, 2015 and 2014, the Company granted 0.4, 0.4 and 0.3 shares, respectively, of performance-based restricted stock units. These grants provide for payout based upon the extent to which the Company achieves certain EPS targets, as determined by the Compensation and Benefits Committee of the Board of Directors, over three-year periods. Payout levels for earned shares range from 50% to 200% of award shares. No payout is earned if performance is below the performance minimum threshold level. At December 31, 2016, the targets for the third year of the 2015 grants and the second and third years of the 2016 grants had not yet been set, the key terms had not been effectively communicated to the recipients, and as such the expense related to these grants had not yet been recognized. These grants have been excluded from the table below.

During 2016, the Company established and communicated to participants the final key terms of the 2014 grants, resulting in grants for accounting purposes with a grant date fair value of $26.49 per share. The total compensation cost related to the 2014 non-vested performance-based restricted stock units not yet recognized as of December 31, 2016 was approximately $0.8, which is expected to be recognized ratably over the remaining vesting period ending in February 2017.

Changes to non-vested performance-based restricted stock units for the years ended December 31, 2016, 2015 and 2014 were as follows:

Shares (in millions)	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2013	0.3	$12.90
Granted	—	—
Vested	(0.3)	12.90
Forfeited	—	—
Non-vested at December 31, 2014	—	—
Granted	0.3	21.84
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2015	0.3	21.84
Granted	0.3	26.49
Vested	(0.3)	21.92
Forfeited	—	—
Non-vested at December 31, 2016	0.3	$26.48

The aggregate intrinsic value of non-vested restricted stock units was $39.9 at December 31, 2016.

Stock Options
Presented below is a summary of Company stock option activity. Prior to 2016, all outstanding stock options were fully vested and the related expense had been fully recognized.

Shares (in millions)	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2014	0.8	$13.11
Options exercisable at January 1, 2014	0.2	13.14
Granted	—	—
Exercised	(0.1)	12.38
Forfeited	—	—
Options outstanding at December 31, 2014	0.7	$13.24
Options exercisable at December 31, 2014	0.5	$13.41
Granted	—	—
Exercised	(0.2)	13.09
Forfeited	—	—
Options outstanding at December 31, 2015	0.5	$13.33
Options exercisable at December 31, 2015	0.5	$13.33
Granted	—	—
Exercised	(0.1)	13.24
Forfeited	—	—
Options outstanding at December 31, 2016	0.4	$13.34
Options exercisable at December 31, 2016	0.4	$13.34

Approximately one-half of the stock options granted during 2012 vested in two years and the remaining vested in three years. The Company used a Black-Scholes option pricing model to calculate the fair value of stock options granted. For the 2012 grants, the weighted average fair value at grant date of $3.43 per option granted included assumptions of a strike price of $12.79, a 30.74% implied volatility, an expected term of 4.5 years, a risk-free rate of 0.76%, and a dividend yield of 0.00%. These 2012 option grants were fully expensed as of December 31, 2016, and resulted in stock compensation expense of less than $0.1 and $0.2 in 2015 and 2014, respectively. Expected volatility is based on the unbiased standard deviation of the Company’s common shares over the option term. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option for the expected term of the instrument. The dividend yield reflects an estimate of dividend payouts over the term of the award. As of December 31, 2016, all outstanding stock options are fully vested and the related expense has been fully recognized.

The weighted average grant date fair value per share for the outstanding and exercisable options at December 31, 2016 was $3.78 and $3.78, respectively.

The following table summarizes the status of the Company stock options outstanding and exercisable at December 31, 2016:

Shares (in millions)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$11.56 to $21.81	0.4	4.5	13.34	0.4	4.5	13.34
Total	0.4	4.5	$13.34	0.4	4.5	$13.34

The aggregate intrinsic value of stock options exercised was $0.6 in 2016, $2.7 in 2015 and $1.1 in 2014. The actual tax benefit realized from the exercised stock options was $0.1 in 2016, $0.6 in 2015 and $0.2 in 2014. As of December 31, 2016, the aggregate intrinsic value was $4.6 for both stock options outstanding and exercisable. Intrinsic value represents the Company’s closing price on the last trading day of the year in excess of the weighted average exercise price for those tranches of options with a weighted average exercise price less than the closing price multiplied by the number of options outstanding or exercisable.

11. COMMITMENTS AND CONTINGENCIES

Commitments
The Company leases certain facilities and equipment used in its operations. Total rent expense was $135.0, $129.3 and $125.2 in 2016, 2015 and 2014, respectively.

At December 31, 2016, the total minimum rental commitments under non-cancelable operating leases are as follows:

2017	$97.0
2018	82.2
2019	58.5
2020	42.4
2021	30.2
Thereafter	72.9
Total	$383.2

At December 31, 2016, the Company had outstanding letters of credit and bond obligations of $22.5 related to performance guarantees, of which $21.2 is set to expire by the end of 2017, $0.8 is set to expire within one to three years and $0.5 is set to expire after three years. The Company believes that any guarantee obligation that may arise will not be material.

The Company also has future purchase commitments with telecommunication and transportation providers of $29.3 at December 31, 2016.

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

The Company serves many of its U.S.-based clients using contact center capacity outside of the U.S. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to deliver services under these contracts are denominated in the local currency of the country where services are provided, which represents a foreign exchange exposure. The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in some of the aforementioned foreign currencies by entering into hedging contracts with several financial institutions to acquire a total of PHP 36,645.0 at a fixed price of $764.7 at various dates through December 2019, INR 10,734.0 at a fixed price of $147.3 at various dates through June 2019, CAD 48.8 at a fixed price of $37.6 at various dates through December 2018 and COP 30,000.0 at a fixed price of $9.4 at various dates through December 2017. These instruments mature within the next 36 months and had a notional value of $959.0 at December 31, 2016 and $1,040.8 at December 31, 2015. The derivative instruments discussed above are designated and are effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	At December 31,
	2016	2015
Forward exchange contracts and options designated as hedging instruments:
Included within other current assets	$3.0	$1.2
Included within other non-current assets	2.3	0.8
Included within other current liabilities	31.3	29.7
Included within other long-term liabilities	15.4	14.7

The Company recorded a deferred tax benefit of $15.9 and $16.2 related to these derivatives at December 31, 2016 and 2015, respectively. A total of $25.5 and $26.1 of deferred losses, net of tax, related to these cash flow hedges at December 31, 2016 and 2015, respectively, were included in accumulated other comprehensive loss (OCL). As of December 31, 2016, deferred losses of $28.4 ($17.5 net of tax) on derivative instruments included in accumulated OCL are expected to be reclassified into earnings during the next 12 months. The following tables provide the effect of these derivative instruments on the Company’s Consolidated Financial Statements during 2016 and 2015, respectively:

2016:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Foreign exchange contracts	($25.5)	($26.4)	Cost of providing services and products sold and Selling, general and administrative

2015:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Foreign exchange contracts	($37.9)	($25.2)	Cost of providing services and products sold and Selling, general and administrative

The gain or loss recognized related to the ineffective portion of the derivative instruments was immaterial for the years ended December 31, 2016 and 2015.

During 2016, 2015 and 2014, the Company recorded net losses of $26.4, $25.2 and $14.3, respectively, related to the settlement of forward contracts that were designated as cash flow hedges.

The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. During the year ended December 31, 2016, a gain of $5.5 was recognized related to changes in fair value of these derivative instruments not designated as hedges, compared to a gain of $0.3 in the same period in 2015. The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income, net in the accompanying Consolidated Statements of Income. The fair value of these derivative instruments not designated as hedges at December 31, 2016, was a $2.0 payable.

The aggregate fair value of all derivative instruments in a liability position at December 31, 2016 was $46.7 for which the Company has no posted collateral.

Short-term Investments
As of December 31, 2016 and 2015, the Company held investment securities with a fair value of $12.4 and $12.2, respectively, that are held in a grantor trust for the benefit of participants in the EDCP and reflect the hypothetical investment balances of EDCP participants. The securities are classified as trading securities and included within short-term investments in the Consolidated Balance Sheets. The investment securities include exchange-traded mutual funds, common shares of the Company and money market accounts. These securities are carried at fair value, with gains and losses, both realized and unrealized, reported in other income (expense), net in the Consolidated Statements of Income. The cost of securities sold is based upon the specific identification method. Interest and dividends on securities classified as trading are included in other income (expense), net.

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

At December 31, 2016 and 2015, the Company had foreign currency forward contracts measured at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during the years ended December 31, 2016 and 2015. The derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$5.6	$—	$5.6	$—
Foreign currency forward contracts (liability position)	$49.0	$—	$49.0	$—

	December 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$2.1	$—	$2.1	$—
Foreign currency forward contracts (liability position)	$44.4	$—	$44.4	$—

The Company also had investment securities held in a grantor trust for the benefit of participants of the EDCP measured at fair value at December 31, 2016 and December 31, 2015. These investments are recorded as short-term investments on the Consolidated Balance Sheets. The fair value of these instruments was measured using the quoted prices in active markets for identical assets (Level 1). There were no transfers between the three levels of the fair value hierarchy during the years ended December 31, 2016 and 2015. The assets measured at fair value on a recurring basis as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$10.5	$10.5	$—	$—
Convergys common stock	1.3	1.3	—	—
Money market accounts	0.6	0.6	—	—
Total	$12.4	$12.4	$—	$—

	December 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$9.7	$9.7	$—	$—
Convergys common stock	1.8	1.8	—	—
Money market accounts	0.7	0.7	—	—
Total	$12.2	$12.2	$—	$—

14. INCOME TAXES

The Company’s provision for income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2016	2015	2014
Current:
United States federal	$0.1	($21.3)	$33.8
Non-U.S.	40.5	25.3	45.6
State and local	2.4	—	1.1
Total current	43.0	4.0	80.5
Deferred:
United States federal	14.7	6.0	(42.4)
Non-U.S.	(5.0)	(4.3)	(27.5)
State and local	0.2	2.9	2.2
Total deferred	9.9	4.6	(67.7)
Total	$52.9	$8.6	$12.8

The Company’s combined pre-tax earnings from continuing operations relating to non-U.S. subsidiaries or branches were $156.1, $139.5 and $143.8 during 2016, 2015 and 2014, respectively.

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate from continuing operations for the tax expense in 2016, 2015 and 2014, respectively:

	Year Ended December 31,
	2016	2015	2014
U.S. federal statutory rate	35.0%	35.0%	35.0%
Permanent differences	4.5	2.3	8.6
State and local income taxes, net of federal income tax	0.9	1.1	1.7
International rate differential, including tax holidays	(24.5)	(21.2)	(29.8)
Non-U.S. valuation allowances	2.1	1.0	2.3
Adjustments for uncertain tax positions	(0.2)	(12.9)	1.2
Legal entity restructuring charges	2.3	—	—
Tax credits and other	(0.1)	0.6	(4.5)
Foreign repatriation, net of foreign tax credits	8.5	(1.0)	(4.6)
Effective rate	28.5%	4.9%	9.9%

The increase in the effective income tax rate in 2016 was primarily due to additional tax expense of $20.3 related to the restructuring of the Company’s legal entity structure and repatriation of earnings into primarily non-U.S. jurisdictions that provide the Company with increased flexibility to manage our strategic priorities.  This increase in the 2016 effective income tax rate was slightly offset by a shift in the geographical mix of worldwide income.  The 2015 effective income tax rate was driven by the expiration of statutes of limitation on previously recognized uncertain tax positions and the favorable resolution of certain income tax audits. As of December 31, 2016, the Company had $655.8 of undistributed earnings of its non-U.S. subsidiaries for which it has not provided for U.S. federal income taxes or non-U.S. withholding taxes because such earnings are intended to be reinvested indefinitely. It is not practicable to determine the amount of applicable taxes that would be due if such earnings were distributed.

The Company’s non-U.S. taxes for 2016, 2015 and 2014 included $5.1, $6.3 and $3.9, respectively, of benefit derived from tax holidays in the Philippines, the Dominican Republic, Costa Rica, El Salvador, Malaysia, Honduras, Nicaragua and Tunisia. This resulted in (2.8)%, (3.6)% and (3.0)% impact to the effective tax rate in 2016, 2015 and 2014, respectively. The tax holidays in the Philippines will expire in 2017 through 2019. The Company will apply to extend these tax holidays for additional terms of one to two years in accordance with local law.

The components of deferred tax assets and liabilities are as follows:

	At December 31,
	2016	2015
Deferred tax assets:
Loss and credit carryforwards	$95.0	$91.8
Pension and employee benefits	35.4	37.7
Deferred revenue	6.0	3.2
Foreign currency hedges	15.9	16.2
Intercompany payables/receivables	57.2	62.0
Other	27.9	42.7
Valuation allowances	(37.6)	(36.2)
Total deferred tax assets	199.8	217.4
Deferred tax liabilities:
Depreciation and amortization	270.5	277.4
Contingent debt and accrued interest	89.5	77.9
Unremitted non-U.S. earnings	15.9	15.8
Other	4.0	7.7
Total deferred tax liabilities	379.9	378.8
Net deferred tax liabilities	($180.1)	($161.4)

Deferred tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the Consolidated Balance Sheets at December 31, 2016 and 2015.

	At December 31,
	2016	2015
Non-current deferred tax asset	$17.7	$14.6
Non-current deferred tax liability	197.8	176.0
Total deferred tax liability	($180.1)	($161.4)

As of December 31, 2016 and 2015, $11.3 and $6.6, respectively, of the valuation allowances relate to the Company’s non-U.S. operations.

As of December 31, 2016, the Company has federal, state, and non-U.S. operating loss carryforwards of $80.2, $718.3 and $71.3, respectively. The federal operating loss carryforwards and state operating loss carryforwards expire between 2017 and 2036. The non-U.S. operating loss carryforwards include $19.7 with no expiration date; the remainder will expire between 2017 and 2036. The federal and state operating loss carryforwards include losses of $78.6 and $118.3, respectively, which were acquired in connection with business combinations. Utilization of the acquired federal and state tax loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986.

As of December 31, 2016 and 2015, the liability for unrecognized tax benefits was $20.8 and $31.6, respectively, including $11.5 and $11.8 of accrued interest and penalties, respectively, and is recorded in Other long-term liabilities in the Consolidated Balance Sheets. The total amount of net unrecognized tax benefits that would affect income tax expense, if ever recognized in the Consolidated Financial Statements, is $18.4. This amount includes net interest and penalties of $9.5. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. During 2016, the Company recognized a net benefit of $0.6 in interest and penalties, compared to a net benefit of $11.7 during 2015. The net benefit of $0.6 in 2016 includes $2.7 of expense related to interest and penalties accrued on positions still outstanding as of December 31, 2016.

A reconciliation of the beginning and ending total amounts of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

	2016	2015
Balance at January 1	$21.6	$37.1
Additions based on tax positions related to the current year	0.4	0.2
Additions for tax positions of prior years	0.3	6.1
Settlements	0.4	(5.0)
Reductions for tax positions of prior years	—	0.1
Lapse of statutes of limitations	(12.2)	(16.9)
Balance at December 31	$10.5	$21.6

The liability for unrecognized tax benefits related to discontinued operations at December 31, 2016 and 2015 was $1.3 and $10.7, respectively.

The Company is currently attempting to resolve income tax audits relating to prior years in various jurisdictions. The Company has received assessments from these jurisdictions related to transfer pricing and deductibility of expenses. The Company believes that it is appropriately reserved with regard to these assessments as of December 31, 2016. Furthermore, the Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease between $1.2 and $14.2 prior to December 31, 2017, based upon resolution of audits; however, actual developments could differ from those currently expected.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and non-U.S. jurisdictions. With a few exceptions, the Company is no longer subject to examinations by tax authorities for years before 2002.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

	Foreign Currency	Derivative Financial Instruments	Pension Liability	Total
Balance at December 31, 2014	($1.1)	($18.3)	($47.3)	($66.7)
Other comprehensive (loss) income before reclassifications, net of tax	(37.1)	(23.3)	3.7	(56.7)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	15.5	6.1	21.6
Net current-period other comprehensive (loss) income	(37.1)	(7.8)	9.8	(35.1)
Balance at December 31, 2015	($38.2)	($26.1)	($37.5)	($101.8)
Other comprehensive loss before reclassifications, net of tax	(18.4)	(15.7)	(1.0)	(35.1)
Settlement of pension obligation, net of tax	—	—	3.0	3.0
Amounts reclassified from accumulated other comprehensive income, net of tax	—	16.3	3.8	20.1
Net current-period other comprehensive (loss) income	(18.4)	0.6	5.8	(12.0)
Balance at December 31, 2016	($56.6)	($25.5)	($31.7)	($113.8)

The following table summarizes the reclassification out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income

2016:
Loss on derivative instruments	($26.4)	Cost of providing services and products sold and Selling, general and administrative
Tax benefit	10.1	Income tax expense
Loss on derivative instruments, net of tax	(16.3)	Income from Continuing Operations, net of tax

Adjustments of pension and other post employment obligations	(10.9)	Selling, general and administrative
Tax benefit	4.1	Income tax expense
Adjustment of pension and other post employment obligations, net of tax	(6.8)	Income from Continuing Operations, net of tax

Total reclassifications for the period	($23.1)

2015:
Loss on derivative instruments	($25.2)	Cost of providing services and products sold and Selling, general and administrative
Tax benefit	9.7	Income tax expense
Loss on derivative instruments, net of tax	(15.5)	Income from Continuing Operations, net of tax

Adjustment of pension and other post employment obligations	(9.6)	Selling, general and administrative
Tax benefit	3.5	Income tax expense
Adjustment of pension and other post employment obligations, net of tax	(6.1)	Income from Continuing Operations, net of tax

Total reclassifications for the period	($21.6)

16. ADDITIONAL FINANCIAL INFORMATION

	At December 31,
	2016	2015
Property and equipment, net:
Land	$6.9	$6.9
Buildings	104.8	104.0
Leasehold improvements	325.9	301.3
Equipment	552.1	578.6
Software	366.7	356.0
Construction in progress and other	32.8	35.1
	1,389.2	1,381.9
Less: Accumulated depreciation	(1,085.1)	(1,052.8)
	$304.1	$329.1
Payables and other current liabilities:
Accounts payable	$53.9	$48.0
Accrued income and other taxes	44.1	23.9
Accrued payroll-related expenses	132.0	140.6
Derivative liabilities	33.6	29.7
Accrued expenses, other	63.7	69.0
Restructuring and exit costs	0.8	4.3
Deferred revenue and government grants	17.7	19.5
	$345.8	$335.0

17. INDUSTRY SEGMENT AND GEOGRAPHIC OPERATIONS

Geographic Operations
The following table presents certain geographic information regarding the Company’s operations:

	Year Ended December 31,
	2016	2015	2014
Revenues:
North America	$2,249.7	$2,321.6	$2,320.3
Rest of World	663.9	629.0	535.2
	$2,913.6	$2,950.6	$2,855.5

	At December 31,
	2016	2015
Long-lived Assets:
North America	$945.0	$976.5
Rest of World	642.0	556.8
	$1,587.0	$1,533.3

Concentrations
The Company derives significant revenues from AT&T. Revenues from AT&T (including DIRECTV in all years) were 20.5%, 21.3% and 23.7% of the Company’s consolidated revenues from continuing operations for 2016, 2015 and 2014, respectively. Related accounts receivable from AT&T totaled $93.7 and $84.0 at December 31, 2016 and 2015, respectively. No other client accounted for more than 10% of our consolidated revenues for 2016, 2015 or 2014.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (a)	Total
2016:
Revenues	$722.2	$692.3	$741.2	$757.9	$2,913.6
Operating Income	59.0	45.0	49.4	51.4	204.9
Income from Continued Operations, net of tax	44.5	33.2	37.7	17.5	133.0
Income from Discontinued Operations, net of tax	—	—	10.0	—	10.0
Net Income	44.5	33.2	47.7	17.5	143.0
Basic Earnings Per Common Share:
Continuing Operations	$0.46	$0.35	$0.39	$0.18	$1.39
Discontinued Operations	—	—	0.11	—	0.10
Basic Earnings Per Common Share	$0.46	$0.35	$0.50	$0.18	$1.49
Diluted Earnings Per Common Share
Continuing Operations	$0.43	$0.32	$0.36	$0.17	$1.30
Discontinued Operations	—	—	0.10	—	0.10
Diluted Earnings Per Common Share	$0.43	$0.32	$0.46	$0.17	$1.40

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (b)	Total
2015:
Revenues	$740.5	$716.7	$741.6	$751.8	$2,950.6
Operating Income	49.2	36.3	47.8	61.1	194.4
Income from Continued Operations, net of tax	39.3	29.0	57.6	42.6	168.4
Income (loss) from Discontinued Operations, net of tax	0.1	—	0.5	—	0.6
Net Income	39.4	29.0	58.1	42.6	169.0
Basic Earnings Per Common Share:
Continuing Operations	$0.40	$0.29	$0.59	$0.44	$1.72
Discontinued Operations	—	—	—	—	0.01
Basic Earnings Per Common Share	$0.40	$0.29	$0.59	$0.44	$1.73
Diluted Earnings Per Common Share
Continuing Operations	$0.37	$0.28	$0.55	$0.41	$1.60
Discontinued Operations	—	—	0.01	—	0.01
Basic Earnings Per Common Share	$0.37	$0.28	$0.56	$0.41	$1.61

(a) Fourth quarter 2016 includes a decrease in operating income of $14.7 resulting from $1.4 of integration related expenses associated with Convergys’ acquisition of Stream and buw, $0.1 of expense associated with the acquisition of buw, $1.1 of depreciation expense resulting from the fair value write-up of property and equipment acquired from Stream and buw, $4.8 of pension settlement charges due to a high level of lump-sum payouts and $7.3 of amortization expense related to acquired intangible assets. Fourth quarter 2016 also includes $20.3 of tax expense associated with the restructuring of the Company’s legal entity structure and repatriation of earnings into primarily non-U.S. jurisdictions that provide the Company with increased flexibility to manage its strategic priorities.

(b) Fourth quarter 2015 includes a decrease in operating income of $13.4 resulting from $3.5 of integration related expenses associated with Convergys’ acquisition of Stream, $3.6 of depreciation expense resulting from the fair value write-up of property and equipment acquired from Stream, and $6.3 of amortization expense related to acquired intangible assets. Fourth quarter 2015 also includes $1.9 of tax expense for a change in estimate between tax previously accrued for the repatriation of non-U.S. earnings and the revised estimates as of December 31, 2015.

The sum of the quarterly earnings per common share may not equal the annual amounts reported because per share amounts are computed independently for each quarter and for full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Convergys Corporation 2016 Annual Report 16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, together with the Company’s General Counsel, Chief Accounting Officer and other key members of management, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the year ended December 31, 2016 (Evaluation Date). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Convergys Corporation 2016 Annual Report 17

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

Convergys’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Our evaluation of internal control over financial reporting did not include the internal controls of buw, which was acquired by Convergys during the third quarter of 2016. buw represented 7% of total assets as of December 31, 2016, and 2% of revenues for the year then ended. Based on its assessment, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on the COSO criteria.

Convergys engaged Ernst & Young LLP in 2016 to perform an integrated audit of the Consolidated Financial Statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Their report appears on page 36. Additionally, Ernst & Young LLP has issued an audit report on the Company’s internal control over financial reporting. That report appears on page 74.

/s/ Andrea J. Ayers
Andrea J. Ayers
Chief Executive Officer

 /s/ Andre S. Valentine
Andre S. Valentine
Chief Financial Officer

February 22, 2017

Convergys Corporation 2016 Annual Report 18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Convergys Corporation

We have audited Convergys Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Convergys Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying “Report of Management,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of buw, which is included in the 2016 consolidated financial statements of Convergys Corporation and constituted 7% of total assets as of December 31, 2016 and 2% of revenues, for the year then ended. Our audit of internal control over financial reporting of Convergys Corporation also did not include an evaluation of the internal control over financial reporting of buw.

In our opinion, Convergys Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Convergys Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 22, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cincinnati, Ohio
February 22, 2017

Convergys Corporation 2016 Annual Report 19

ITEM 9B. OTHER INFORMATION

None.

Convergys Corporation 2016 Annual Report 20

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 is incorporated herein by reference to information contained in the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 26, 2017 under the headings “Corporate Governance-Governance Policies,” “Board of Directors,” “Board Committees,” “Proposals Requiring Your Vote-Proposal No. 1: Election of Directors” and “Beneficial Ownership of Securities-Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning the executive officers of the Company is contained on page 14 of this Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to information contained in the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 26, 2017 under the headings “Board Committees-Compensation,” “Compensation Discussion and Analysis,” “2016 Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal 2016,” “Outstanding Equity Awards at 2016 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2016,” “Pension Benefits,” Non-Qualified Deferred Compensation,” “Potential Payments upon Termination or in Connection with a Change of Control,” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The share ownership of certain beneficial owners, directors and officers is incorporated herein by reference to the information contained in the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 26, 2017 under the heading “Beneficial Ownership of Securities.”

The remaining information called for by this Item 12 relating to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Note 10 of the Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the information contained in the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 26, 2017 under the headings “Corporate Governance-Related Party Transactions” and “Board of Directors-Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the information contained in the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 26, 2017 under the heading “Proposals Requiring Your Vote-Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm.”

Convergys Corporation 2016 Annual Report 21

PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

 The following consolidated financial statements of Convergys are included in Part II, Item 8:

Financial statement schedules other than that listed above have been omitted because the required information is not required or applicable.

CONVERGYS CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions
Description	Balance at Beginning of Period	Charged to Expense		Acquisition and Other Changes	Deductions		Balance at End of Period
Year 2016
Allowance for Doubtful Accounts	$5.3	$6.2		$0.6	($6.3)	[a]	$5.8
Deferred Tax Asset Valuation Allowance	$36.2	$3.6	[b]	$—	($2.2)	[c]	$37.6
Year 2015
Allowance for Doubtful Accounts	$8.1	$4.2		$—	($7.0)	[a]	$5.3
Deferred Tax Asset Valuation Allowance	$39.3	$3.1	[b]	$—	($6.2)	[c]	$36.2
Year 2014
Allowance for Doubtful Accounts	$5.3	$14.5		$3.5	($15.2)	[a]	$8.1
Deferred Tax Asset Valuation Allowance	$21.2	$10.2	[b]	$10.3	($2.4)	[c]	$39.3

[a]	Primarily includes amounts written-off as uncollectible.

[b]	Amounts relate to valuation allowances recorded for state and non-U.S. operating loss carryforwards and capital loss carryforwards.

[c]
Primarily includes the release of state and non-U.S. valuation allowances related to the utilization of net operating losses and adjustments of valuation allowances related to state net operating losses and state tax credits.

Convergys Corporation 2016 Annual Report 22

(3) EXHIBITS:
Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

Exhibit Number

2.1	Agreement and Plan of Merger with SGS Holdings, Inc., dated January 6, 2014. (Incorporated by reference from Exhibit 2.1 to Form 8-K filed on January 7, 2014.)
2.2	Share and Partnership Purchase Agreement, dated July 6, 2016. (Incorporated by reference from Exhibit 2.1 to Form 8-K filed on July 7, 2016.)
3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3.1 to Form 10-Q filed on May 5, 2010.)
3.2	Amended and Restated Code of Regulations of Convergys Corporation. (Incorporated by reference from Exhibit 3.1 to Form 8-K filed on May 2, 2011.)
4.1
Indenture, dated October 13, 2009, by and between Convergys Corporation and U.S. Bank National Association, as trustee, relating to Convergys Corporation’s 5.75% Junior Subordinated Convertible Debentures due 2029. (Incorporated by reference from Exhibit 4.1 to Form 8-K filed October 13, 2009.)

4.2	Convergys Corporation Retirement and Savings Plan (PPA Restatement) dated January 28, 2013. (Incorporated by reference from Exhibit 4.2 to Form 10-K filed on February 23, 2016.)
4.3	Amendment to Convergys Corporation Retirement and Savings Plan (PPA Restatement) dated July 8, 2014. (Incorporated by reference from Exhibit 4.1 to Form 10-Q filed on November 5, 2014.)
4.4	Amendment to Convergys Corporation Retirement and Savings Plan (PPA Restatement) dated December 19, 2014. (Incorporated by reference from Exhibit 4.5 to Form 10-K filed on February 18, 2015.)
4.5	Amendment to Convergys Corporation Retirement and Savings Plan (PPA Restatement) dated July 31, 2015. (Incorporated by reference from Exhibit 4.1 to Form 10-Q filed on November 4, 2015.)
10.1
Convergys Corporation Deferred Compensation and Long-Term Incentive Plan Award Deferral Plan for Non-Employee Directors as amended and restated effective February 24, 2004. (Incorporated by reference from Exhibit 10.24 to Form 10-Q filed on August 9, 2004.) *

10.2	Convergys Corporation Deferred Compensation Plan for Non-Employee Directors dated August 26, 2008. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on November 5, 2008.) *
10.3	Convergys Corporation Amended and Restated Long-Term Incentive Plan, effective January 31, 2013. (Incorporated by reference to Exhibit 10.3 to Form 10-Q filed on April 30, 2013.) *
10.4	Convergys Corporation Supplemental Executive Retirement Plan amended effective February 20, 2007. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 7, 2007.) *
10.5	Convergys Corporation Supplemental Executive Retirement Plan as amended dated August 26, 2008. (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on November 5, 2008.) *
10.6	Amendment to Convergys Corporation Supplemental Executive Retirement Plan dated December 22, 2011. (Incorporated by reference from Exhibit 10.12 to Form 10-K filed on February 23, 2012.) *
10.7	Convergys Corporation Executive Deferred Compensation Plan as amended October 29, 2001. (Incorporated by reference from Exhibit 10.9 to Form 10-K filed on February 28, 2008.) *
10.8	Amendment to Convergys Corporation Executive Deferred Compensation Plan dated February 24, 2004. (Incorporated by reference from Exhibit 10.25 to Form 10-Q filed on August 9, 2004.) *
10.9	Convergys Corporation Executive Deferred Compensation Plan as amended dated December 21, 2005. (Incorporated by reference from Exhibit 10.14 to Form 10-K filed on February 27, 2009.) *
10.10	Convergys Corporation Executive Deferred Compensation Plan as amended dated October 21, 2008. (Incorporated by reference from Exhibit 10.15 to Form 10-K filed on February 27, 2009.) *
10.11	Amendment to Convergys Corporation Executive Deferred Compensation Plan dated April 1, 2011. (Incorporated by reference to Exhibit 10.50 to Form 10-K filed on February 23, 2012.) *
10.12	Amendment to Convergys Corporation Executive Deferred Compensation Plan dated December 22, 2011. (Incorporated by reference from Exhibit 10.17 to Form 10-K filed on February 23, 2012.) *
10.13	Amendment to Convergys Corporation Executive Deferred Compensation Plan. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on November 6, 2013.) *
10.14	Convergys Corporation Annual Executive Incentive Plan, as Amended and Restated, Effective on February 2, 2012. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on May 8, 2012.) *
10.15	Convergys Corporation Pension Plan (PPA Restatement) dated January 28, 2013. (Incorporated by reference from Exhibit 4.6 to Form 10-K filed on February 28, 2014.) *
10.16	Amendment to Convergys Corporation Pension Plan (PPA Restatement) dated December 19, 2014. (Incorporated by reference from Exhibit 10.22 to Form 10-K filed on February 18, 2015.) *
10.17	2012 Form of Executive Officer Severance Agreement. (Incorporated by reference from Exhibit 10.4 to Form 10-Q filed on July 31, 2012.) *
10.18	2012 Convergys Corporation Senior Executive Severance Pay Plan dated February 9, 2017. *
10.19	2011 Form of Stock Option Award Agreement for Employees (Incorporated by reference from Exhibit 10.43 to Form 10-K filed on February 25, 2011.) *
10.20	2013 and 2014 Form of Time-Based Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on April 30, 2013.) *
10.21	2013 and 2014 Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on April 30, 2013.) *
10.22	Form of Performance Restricted Stock Unit Award Agreement. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on January 28, 2015.) *
10.23	Form of Time-Based Restricted Stock Unit Award Agreement. (Incorporated by reference from Exhibit 10.2 to Form 8-K filed on January 28, 2015.) *
10.24
Trust Agreement, dated as of December 23, 2011, between Convergys Corporate and Fidelity Management Trust Company for the Convergys Corporation Executive Deferred Compensation Plan and Convergys Corporate Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference from Exhibit 10.42 to Form 10-K file on February 23, 2012.) *

10.25	First Amendment to Trust Agreement between Fidelity Management Trust Company and Convergys Corporation, dated as of January 27, 2017.*
10.26	Amended and Restated Letter Agreement, dated October 30, 2012, between the Company and Jeffrey H. Fox. (Incorporated by reference from Exhibit 10.42 to Form 10-K filed on February 21, 2013.) *
10.27	Transition letter, dated April 26, 2013, between the Company and Jeffrey H. Fox. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 26, 2013.) *
10.28
Receivables Sale Agreement, dated as of June 30, 2009, between Convergys Corporation, as Originator, and Convergys Funding Inc., as Buyer. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 4, 2009.)

10.29
Receivables Purchase Agreement, dated as of June 30, 2009, among Convergys Funding Inc. as Seller, Convergys Corporation as Servicer, National Association, Liberty Street Funding LLC, The Bank of Nova Scotia and Wachovia Bank, National Association as Administrative Agent. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on August 4, 2009.)

10.30	Amendment No. 1 to Receivables Purchase Agreement, dated as of June 29, 2010. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 9, 2010.)
10.31	Amendment No. 2 to Receivables Purchase Agreement, dated as of June 20, 2011. (Incorporated by reference from Exhibit 10.30 to Form 10-K filed on February 23, 2016.)
10.32	Amendment No. 3 to Receivables Purchase Agreement, dated as of June 24, 2011. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 29, 2011.)
10.33	Amendment No. 4 to Receivables Purchase Agreement, dated as of June 24, 2013. (Incorporated by reference from Exhibit 10.32 to Form 10-K filed on February 23, 2016.)
10.34	Amendment No. 5 to Receivables Purchase Agreement, dated as of January 6, 2014. (Incorporated by reference from Exhibit 10.46 to Form 10-K filed on February 28, 2014.)
10.35	Amendment No. 6 to Receivables Purchase Agreement, dated as of June 24, 2014. (Incorporated by reference from Exhibit 10.34 to Form 10-K filed on February 23, 2016.)
10.36	Amendment No. 7 to Receivables Purchase Agreement, dated as of March 13, 2015. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on March 16, 2015.)
10.37	Amendment No. 8 to Receivables Purchase Agreement dated as of June 9, 2015. (Incorporated by reference from Exhibit 10.4 to Form 8-K on June 12, 2015.)
10.38	Amendment No. 9 to Receivables Purchase Agreement, dated as of December 2, 2016.
10.39	Amendment No. 10 to Receivables Purchase Agreement, dated as of January 4, 2017.
10.40
$650,000,000 Credit Agreement dated as of February 28, 2014 among Convergys Corporation, the Lenders from time to time party thereto, and Citibank, N.A., as Administrative Agent. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on March 3, 2014.)

10.41
Credit Agreement, dated as of January 11, 2017, by and among Convergys Corporation, the lenders party thereto, and Citibank, N.A., as Administrative Agent. (Incorporated by reference from Exhibit 10.1 to Form 8-K/A filed on January 17, 2017.)

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
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 22, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

ITEM 15(b) AND (c). EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The responses to these portions of Item 15 are submitted as a separate section of this report.

Convergys Corporation 2016 Annual Report 23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERGYS CORPORATION
February 22, 2017	By	/s/ Andre S. Valentine
Andre S. Valentine Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ ANDREA J. AYERS	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2017
Andrea J. Ayers
/s/ ANDRE S. VALENTINE	Chief Financial Officer (Principal Financial Officer)	February 22, 2017
Andre S. Valentine
/s/ TAYLOR C. GREENWALD	Senior Vice President and Controller (Chief Accounting Officer)	February 22, 2017
Taylor C. Greenwald
CHERYL K. BEEBE*	Director
Cheryl K. Beebe
RICHARD R. DEVENUTI*	Director
Richard R. Devenuti
JEFFREY H. FOX*	Chairman
Jeffrey H. Fox
JOSEPH E. GIBBS*	Director
Joseph E. Gibbs
JOAN E. HERMAN*	Director
Joan E. Herman
THOMAS L. MONAHAN III*	Director
Thomas L. Monahan III
RONALD L. NELSON*	Director
Ronald L. Nelson
RICHARD F. WALLMAN*	Director
Richard F. Wallman
*By: /s/ Andre S. Valentine		February 22, 2017
Andre S. Valentine as attorney-in-fact

Convergys Corporation 2016 Annual Report 24