Form 10-Q
period 2017-03-31
CONVERGYS CORP
filed 2017-05-08
CIK 1062047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
 Form 10-Q
 ______________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Telephone - Area Code (513) 723-7000
______________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☑   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At March 31, 2017, there were 94,126,586 common shares, without par value, outstanding, excluding amounts held in Treasury of 97,240,824.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions except per share amounts)	2017	2016
Revenues	$727.6	$722.2
Costs and Expenses:
Cost of providing services and products sold (1)	450.2	450.4
Selling, general and administrative	177.5	171.2
Depreciation	27.4	31.8
Amortization	7.2	6.9
Restructuring charges	15.0	1.5
Integration costs	1.5	—
Total costs and expenses	678.8	661.8
Operating Income	48.8	60.4
Other income (expense), net	1.3	(1.3)
Interest expense	(5.3)	(4.5)
Income before Income Taxes	44.8	54.6
Income tax expense	6.9	10.1
Income from Continuing Operations, net of tax	37.9	44.5
Income from Discontinued Operations, net of tax	—	—
Net Income	$37.9	$44.5
Basic Earnings per Common Share:
Continuing Operations	$0.40	$0.46
Discontinued Operations	—	—
Basic Earnings per Common Share	$0.40	$0.46
Diluted Earnings per Common Share:
Continuing Operations	$0.38	$0.43
Discontinued Operations	—	—
Diluted Earnings per Common Share	$0.38	$0.43
Weighted Average Common Shares Outstanding:
Basic	94.4	96.5
Diluted	100.5	103.8

Cash dividends declared per share	$0.09	$0.08

(1)	Exclusive of depreciation and amortization, with the exception of amortization of deferred charges.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
Net Income	$37.9	$44.5
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	3.0	10.0
Change related to pension liability	0.9	1.0
Unrealized gain on hedging activities	10.7	22.0
Total other comprehensive gain	14.6	33.0
Total Comprehensive Income	$52.5	$77.5

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	At March 31,	At December 31,
(Amounts in millions)	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$177.1	$138.8
Short-term investments	11.6	12.4
Receivables, net of allowances of $5.6 and $5.8	552.6	555.0
Prepaid expenses	38.6	38.6
Other current assets	44.2	40.0
Total current assets	824.1	784.8
Property and equipment, net	291.2	304.1
Goodwill	920.1	916.9
Other intangibles, net	300.1	307.6
Deferred income tax assets	20.8	17.7
Other assets	44.8	40.7
Total Assets	$2,401.1	$2,371.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Debt and capital lease obligations maturing within one year	$1.3	$1.8
Payables and other current liabilities	305.9	345.8
Total current liabilities	307.2	347.6
Long-term debt and capital lease obligations	343.3	297.0
Deferred income tax liabilities	206.6	197.8
Accrued pension liabilities	79.0	80.3
Other long-term liabilities	68.5	71.9
Total liabilities	1,004.6	994.6

Convertible debentures conversion feature	60.9	61.3
Shareholders’ Equity:
Preferred shares—without par value, 5.0 authorized; none issued or outstanding	—	—
Common shares—without par value, 500.0 authorized; 191.4 and 191.0 issued, 94.1 and 94.7 outstanding, as of March 31, 2017 and December 31, 2016, respectively	1,109.2	1,110.0
Treasury stock—97.2 and 96.3 shares as of March 31, 2017 and December 31, 2016, respectively	(1,658.2)	(1,635.3)
Retained earnings	1,983.8	1,955.0
Accumulated other comprehensive loss	(99.2)	(113.8)
Total shareholders’ equity	1,335.6	1,315.9
Total Liabilities and Shareholders’ Equity	$2,401.1	$2,371.8

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37.9	$44.5
Income from discontinued operations, net of tax	—	—
Income from continuing operations, net of tax	37.9	44.5
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	34.6	38.7
Deferred income tax benefit	(0.6)	(0.9)
Stock compensation expense	4.4	3.8
Changes in assets and liabilities, net of acquisitions:
Change in receivables	1.3	(15.5)
Change in other current assets	1.4	7.8
Change in deferred charges, net	0.1	0.3
Change in other assets and liabilities	(11.2)	(6.2)
Change in payables and other current liabilities	(35.0)	4.1
Net cash provided by operating activities	32.9	76.6
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8.9)	(11.0)
Proceeds from maturity of short-term and other investments	—	(0.8)
Net cash used in investing activities	(8.9)	(11.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of other long-term debt (term loan)	100.0	—
Repayments of other long-term debt (term loan and capital lease obligations)	(215.7)	(1.0)
Proceeds from Asset Securitization Facility	333.6	288.0
Repayment of Asset Securitization Facility	(173.6)	(308.0)
Repurchase of common shares	(21.5)	(20.3)
Proceeds from exercise of stock options	—	0.3
Payments of dividends	(8.5)	(7.8)
Excess tax benefit from share-based payment arrangements	—	0.8
Net cash provided by (used in) financing activities	14.3	(48.0)
Net increase in cash and cash equivalents	38.3	16.8
Cash and cash equivalents at beginning of period	138.8	204.7
Cash and cash equivalents at end of period	$177.1	$221.5

 The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions except per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Convergys Corporation (Convergys or the Company) is a global leader in customer experience outsourcing, focused on bringing value to its clients through every customer interaction. As of March 31, 2017, Convergys had approximately 130,000 employees in 33 countries, interacting with our clients’ customers in 58 languages. In order to help clients serve their customers, Convergys operates 149 contact centers. Convergys leverages its geographic footprint and comprehensive capabilities to help leading companies create quality customer experiences across multiple interaction channels, such as voice, chat, email and interactive voice response.

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting (U.S. GAAP) and U.S. Securities and Exchange Commission (SEC) regulations, and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in Financial Statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. Interim Consolidated Financial Statements are not necessarily indicative of the financial position or operating results for an entire year. These interim Consolidated Financial Statements should be read in conjunction with the audited Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 22, 2017. Certain balances within the prior year Consolidated Financial Statements have been reclassified to conform to current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, “Simplifying the Test for Goodwill Impairment.” This ASU eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. Goodwill impairment charges, if any, would be determined by the difference between a reporting unit's carrying value and its fair value (impairment loss is limited to the carrying value). This standard is effective for annual or any interim goodwill impairment tests beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs.” This ASU requires the service component of pension and other postretirement benefit costs to be presented in the same line item as other employee compensation costs on the consolidated statement of income; however, the other components of net benefit cost are required to be presented outside of operating income within the consolidated statements of income. The Company retrospectively adopted this ASU on January 1, 2017. The impact of the adoption on balances previously reported as of March 31, 2016 were as follows:

	Three Months Ended March 31, 2016
Consolidated Statement of Income Caption	Previously Reported	Change	Currently Reported
Cost of providing services and products sold	$451.2	($0.8)	$450.4
Selling, general and administrative	$171.8	($0.6)	$171.2
Total costs and expenses	$663.2	($1.4)	$661.8
Operating Income	$59.0	$1.4	$60.4
Other income (expense), net	$0.1	($1.4)	($1.3)

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU is intended to simplify accounting for share-based payments and requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense and reflected within operating cash flows rather than being recorded within equity and reflected within financing cash flows. The ASU also provides the option to recognize forfeitures as they occur rather than estimating the number of awards expected to be forfeited. The Company adopted this ASU as of January 1, 2017 and is applying the new guidance related to excess tax benefits on a prospective basis. The Company has elected to account for forfeitures of share-based payments as they occur and will no longer apply estimated forfeiture rates. As a result of this election, the Company recorded a $0.6 cumulative-effect adjustment to the retained earnings balance as of January 1, 2017 for outstanding awards based on the difference between the fair value of awards historically expected to be forfeited and the fair value of awards actually forfeited.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The standard will apply one comprehensive revenue recognition model across all contracts, entities and sectors. The core principal of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Once effective, this ASU will replace most of the existing revenue recognition requirements of U.S. GAAP. This update is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the effect that adoption of the new standard will have on its consolidated financial statements. The Company expects the largest impacts to result from the requirement to estimate variable consideration, such as performance related bonus and penalty provisions. The Company anticipates that it will apply the modified retrospective adoption alternative for this standard, which will result in a cumulative effect adjustment to retained earnings as of January 1, 2018.

3. BUSINESS COMBINATIONS

buw Acquisition
On August 1, 2016, the Company acquired buw, a leader in the German customer care industry. The acquisition added 16 sites and approximately 6,000 employees from Germany, Hungary and Romania into Convergys’ global operations. The total purchase price, net of cash acquired, was $137.9, which was funded using available cash and cash equivalents.

Preliminary Purchase Price Allocation

The Company accounted for buw using the acquisition method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values. The following table summarizes the preliminary values of the assets acquired and liabilities assumed at the date of acquisition:

August 1, 2016
Assets:
Receivables	$36.2
Other current assets	2.6
Property and equipment	6.9
Goodwill	97.6
Intangible assets	22.7
Other assets	0.3
Liabilities:
Accounts payable	(0.8)
Accrued expenses	(15.1)
Deferred tax - net	(6.7)
Other long-term liabilities	(5.8)
Total purchase price	$137.9

As of March 31, 2017, the purchase price allocation for the acquisition was preliminary and subject to completion. Adjustments to the current fair value estimates in the above table may occur as the process conducted for various valuations and assessments is finalized. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the synergistic benefits that are expected to be realized from the acquisition. The benefits primarily include an expanded geographic footprint in Germany and Eastern Europe. None of the goodwill is expected to be deductible for income tax purposes and was entirely allocated to the Customer Management - Agent Services reporting unit.

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

4. DIVESTITURES AND DISCONTINUED OPERATIONS

Information Management
On May 16, 2012, the Company completed the sale of its Information Management business to NEC Corporation. During the periods presented, the Company recorded additional gains as certain contingencies and tax positions related to Information Management were settled or adjusted. The results of the Information Management business have been classified as discontinued operations for all periods presented.

Summarized operating results of the Information Management business are as follows:

	Three Months Ended March 31,
	2017	2016
Gain on disposition	$—	$0.8
Income before income taxes	—	0.8
Income tax expense:
Expense related to gain on disposition	—	(0.8)
Income from discontinued operations, net of tax	$—	$—

5. EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY

Earnings per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

		Continuing Operations		Discontinued Operations		Total
Shares (in millions)	Shares	Net Income	Per Share Amount	Net Income	Per Share Amount	Per Share Amount
Three Months Ended March 31, 2017
Basic EPS	94.4	$37.9	$0.40	$—	$—	$0.40
Effect of dilutive securities:
Stock-based compensation arrangements	0.9	—	—	—	—	—
Convertible Debt	5.2	—	(0.02)	—	—	(0.02)
Diluted EPS	100.5	$37.9	$0.38	$—	$—	$0.38
Three Months Ended March 31, 2016
Basic EPS	96.5	$44.5	$0.46	$—	$—	$0.46
Effect of dilutive securities:
Stock-based compensation arrangements	0.9	—	(0.01)	—	—	(0.01)
Convertible Debt	6.4	—	(0.02)	—	—	(0.02)
Diluted EPS	103.8	$44.5	$0.43	$—	$—	$0.43

The diluted EPS calculation for the three months ended March 31, 2017 excludes 0.3 performance-based restricted stock units granted in 2015, as the performance criteria has not yet been achieved, as well as 0.4 performance-based restricted stock units (0.1 and 0.3 granted in 2017 and 2016, respectively), as the performance criteria for the third year of the 2016 grants and the second and third years of the 2017 grants have not yet been fully defined, thereby precluding a grant for accounting purposes due to a lack of a mutual understanding of the terms of the stock-based awards.

As described more fully in Note 7, during 2009, the Company issued approximately $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Convertible Debentures). The 2029 Convertible Debentures were convertible, subject to certain conditions, into shares of the Company’s common stock at an initial implied conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares per one thousand dollars in principal amount of debentures. The conversion rate is subject to adjustment for certain events outlined in the indenture governing the 2029 Convertible Debentures (the Indenture), including payment of dividends. As of March 31, 2017, the implied conversion price for the 2029 Convertible Debentures was approximately $11.30 per share, or eighty-eight and forty-nine hundredths shares per one thousand dollars in principal amount of debentures.

Shareholders’ Equity
The Company repurchased 0.9 of its common shares during the three months ended March 31, 2017 at an average price of $23.12 per share for a total of $21.8. Based upon the timing of transactions, $0.9 of the shares repurchased in December 2016 settled during the first quarter of 2017. Additionally, $1.2 of the shares repurchased during March 2017 had not settled as of March 31, 2017. These shares are excluded from outstanding shares at the end of the current quarter and were settled in cash during the second quarter of 2017.

As of March 31, 2017, the Company had the authority to repurchase $121.3 of outstanding common shares pursuant to the Board of Directors’ August 2015 authorization to increase the remaining authorized share repurchases to $250.0 in the aggregate. The timing and terms of any future transactions will depend on a number of considerations including market conditions, our available liquidity and capital needs, and limits on share repurchases that may be applicable under the covenants in our New Credit Agreement.

Dividends
During 2016 and 2017, the Company’s Board of Directors declared the following dividends per common share, which were paid by the Company on the payment dates listed below:

Announcement Date	Record Date	Dividend Amount	Payment Date
February 23, 2016	March 24, 2016	$0.08	April 8, 2016
May 9, 2016	June 24, 2016	$0.09	July 8, 2016
August 8, 2016	September 23, 2016	$0.09	October 7, 2016
November 8, 2016	December 23, 2016	$0.09	January 6, 2017
February 22, 2017	March 24, 2017	$0.09	April 7, 2017

On May 8, 2017, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.10 per common share to be paid on July 7, 2017 to shareholders of record as of June 23, 2017.

The Board expects that future cash dividends will be paid on a quarterly basis. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on the Company’s future earnings, cash flow, financial condition, financial covenants and other relevant factors.

6. GOODWILL AND OTHER INTANGIBLE AND LONG-LIVED ASSETS

Goodwill
Goodwill was $920.1 at March 31, 2017 compared to $916.9 at December 31, 2016. This increase was due to foreign currency translation. The Company tests goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Goodwill impairment testing is performed at the reporting unit level, one level below the business segment. The Company’s reporting units are Customer Management - Agent Services and Customer Management - Customer Interaction Technology (CIT). As of March 31, 2017 and December 31, 2016, all goodwill was held by the Customer Management - Agent Services reporting unit.

The annual impairment test performed as of October 1, 2016 indicated that the fair value of the Customer Management - Agent Services reporting unit was substantially in excess of its carrying value. However, impairment charges could be required if a divestiture decision is made or other significant economic events occur with respect to the reporting unit. Subsequent to our October 1, 2016 annual impairment test, no indications of an impairment were identified.

Other Intangible Assets
The Company’s other intangible assets, primarily acquired through business combinations, are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts. No impairment charges were recognized in any period presented. As of March 31, 2017 and December 31, 2016, the Company’s other intangible assets consisted of the following:

March 31, 2017	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships and other intangibles	$473.9	($177.6)	$296.3
Trademarks	26.5	(22.7)	3.8
Software (classified within Property and equipment, net)	41.3	(41.3)	—
Total	$541.7	($241.6)	$300.1
December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships and other intangibles	$474.0	($171.4)	$302.6
Trademarks	26.5	(21.5)	5.0
Software (classified within Property and equipment, net)	41.3	(41.3)	—
Total	$541.8	($234.2)	$307.6

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

Amortization expense for intangibles was $7.2 and $6.9 for the three months ended March 31, 2017 and 2016, respectively, and is estimated to be approximately $27.9 for the year ended December 31, 2017. The related estimated expense for the five subsequent fiscal years is as follows:

For the year ended 2018	$23.9
For the year ended 2019	23.9
For the year ended 2020	22.8
For the year ended 2021	21.3
For the year ended 2022	21.2
Thereafter	159.1

7. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consisted of the following:

	March 31, 2017	December 31, 2016
Term Loan, due 2019	$98.9	$212.9
Convertible Debentures, due 2029	64.1	63.7
Capital Lease Obligations	3.0	3.6
Accounts Receivable Securitization	180.0	20.0
Total debt	346.0	300.2
Less debt issuance costs	1.4	1.4
Total debt, net	344.6	298.8
Less current maturities	1.3	1.8
Long-term debt	$343.3	$297.0

Credit Facility
On January 11, 2017 (the Effective Date), the Company entered into a new credit agreement (New Credit Agreement) and repaid all amounts outstanding and terminated all commitments under its previously existing credit agreement (Credit Agreement) using initial borrowings under the New Credit Agreement as well as borrowings under the Company’s asset securitization facility.The New Credit Agreement consists of a $215.0 unsecured term loan facility (New Term Loan), maturing on March 3, 2019, and a $300.0 unsecured revolving credit facility (New Revolving Credit Facility), maturing on January 11, 2022. On the Effective Date, the Company drew $100.0 in initial borrowings under the New Term Loan. A $1.0 extinguishment loss was recognized on the Effective Date and is included in interest expense on the Consolidated Statement of Income.

The New Revolving Credit Facility may be extended for two additional periods of one year, subject to the satisfaction of certain conditions set forth in the New Credit Agreement. In addition, aggregate borrowing capacity under the New Credit Agreement may be increased by up to an additional $250.0 million by increasing the amount of the Revolving Credit Facility or by incurring additional term loans, in each case subject to the satisfaction of certain conditions set forth in the New Credit Agreement, including the receipt of additional commitments for such increase. Borrowings outstanding under the New Credit Agreement may be repaid from time to time without premium or penalty, other than customary breakage costs, if any.  Borrowings outstanding under the New Credit Agreement bear interest at a fluctuating rate per annum equal to, at the Company’s option, either (a) the applicable adjusted LIBOR plus a spread based on the Company’s total net leverage ratio, which spread is currently 150 basis points or (b) a base rate (equal to the higher of the Administrative Agent’s prime rate, the federal fund rate plus 0.50%, and the one-month adjusted LIBOR plus 1.0%) plus a spread based on the Company’s total net leverage ratio, which spread is currently 50 basis points. The Company is also obligated to pay a commitment fee on a quarterly basis on the unused portion of the commitments under the New Revolving Credit Facility based on the Company’s total net leverage ratio, which fee is currently 25 basis points. While amounts borrowed and repaid under the New Revolving Credit Facility can be re-borrowed, amounts repaid under the New Term Loan cannot be borrowed again under the New Credit Agreement. The New Credit Agreement contains certain affirmative and negative covenants, as well as terms and conditions that are customary for credit facilities of this type, including financial covenants for leverage and interest coverage ratios. The Company was in compliance with all covenants at March 31, 2017. Total borrowing capacity remaining under the New Revolving Credit Facility was $300.0, with $100.0 outstanding on the New Term Loan, as of March 31, 2017. The carrying value of the New Term Loan at March 31, 2017 reflects a discount of $1.1 related to fees paid directly to the lenders at issuance. This discount is being amortized over the life of the New Term Loan using the effective interest rate method (3.1% as of March 31, 2017), and is included in interest expense in the Consolidated Statements of Income.

The Company established the Credit Agreement on February 28, 2014 in the aggregate amount of $650.0. The Credit Agreement consisted of unsecured term loans (Term Loan) in the initial aggregate amount of $350.0, and an unsecured revolving credit facility (Revolving Credit Facility) in the amount of $300.0. The Term Loan and the Revolving Credit Facility were scheduled to mature on March 3, 2019. Outstanding amounts were subject to interest at the applicable rate described in the Credit Agreement.

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

The 2029 Convertible Debentures, which pay a fixed rate of interest semi-annually, have a contingent interest component that will require the Company to pay additional interest if the trading price of the 2029 Convertible Debentures exceeds a specified threshold at specified times, commencing on September 15, 2019, as outlined in the Indenture. The maximum amount of contingent interest that will accrue is 0.75% per annum of the average trading price of the 2029 Convertible Debentures during the periods specified in the Indenture. The fair value of this embedded derivative was not significant at March 31, 2017 or December 31, 2016.

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

The 2029 Convertible Debentures are convertible at the option of the holders on or after September 15, 2028 and prior to that date only under the following circumstances: (1) during any calendar quarter if the last reported sales price of the Company’s common shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price (currently $14.69) for the 2029 Convertible Debentures on each applicable trading day (hereinafter referred to as the Sales Price Condition); (2) during the five business day period immediately following any five consecutive trading day period (the Measurement Period) in which, as determined following a request by a holder of 2029 Convertible Debentures as provided in the Indenture, the trading price per $1,000 principal amount of 2029 Convertible Debentures for each trading day of such Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common shares and the applicable conversion rate for the 2029 Convertible Debentures on each such trading day; (3) if the Company elects to redeem any or all of the 2029 Convertible Debentures; or (4) upon the occurrence of specified corporate events pursuant to the terms of the Indenture. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2029 Convertible Debentures to be converted and pay or deliver, as the case may be, cash, common shares of the Company or a combination of cash and common shares of the Company, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2029 Convertible Debentures being converted.

The 2029 Convertible Debentures were convertible, subject to certain conditions, into common shares of the Company at an initial implied conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares per one thousand dollars in principal amount of debentures. As of December 31, 2016, the implied conversion price for the 2029 Convertible Debentures was approximately $11.30 per share, or eighty-eight and forty-nine hundredths shares per one thousand dollars in principal amount of debentures. The conversion rate is subject to adjustment for certain events outlined in the Indenture, including payment of dividends.

As of March 31, 2017 and December 31, 2016, the 2029 Convertible Debentures were convertible at the option of the holders. This conversion right was triggered upon satisfaction of the Sales Price Condition (the closing price of the Company’s common shares was greater than or equal to $14.69, 130% of the conversion price of the 2029 Convertible Debentures at March 31, 2017, for at least 20 of the 30 consecutive trading days ending on March 31, 2017). As a result, the equity component of the 2029 Convertible Debentures equal to $60.9 (the difference between the par value and carrying value of the 2029 Convertible Debentures at March 31, 2017) has been classified as temporary equity within the March 31, 2017 Consolidated Balance Sheet since this amount was considered redeemable. The Company will reassess the convertibility of the 2029 Convertible Debentures and the related balance sheet classification on a prospective basis. There have been no conversions of the 2029 Convertible Debentures through the date of this filing.

Based on quoted market prices at March 31, 2017, the fair value of the $125.0 aggregate principal amount of the Company’s 2029 Convertible Debentures is $248.7.

Asset Securitization Facility
During January 2017, the Company amended the terms of its asset securitization facility collateralized by accounts receivable of certain of the Company’s subsidiaries. The amendment resulted in an increased purchase limit of $225.0, with $90.0 and $135.0 expiring in January 2018 and January 2020, respectively. As of December 31, 2016, the asset securitization facility had a purchase limit of $150.0 expiring in January 2017. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. As of March 31, 2017 and December 31, 2016, Convergys had drawn $180.0 and $20.0, respectively, in available funding from qualified receivables. Amounts drawn under this facility have been classified as long-term debt within the Consolidated Balance Sheets, based on the Company’s ability and intent to refinance on a long-term basis as of March 31, 2017.

At March 31, 2017, future minimum payments of the Company’s debt and capital lease arrangements (exclusive of any debt discounts) are as follows:

2017	$0.9
2018	72.9
2019	100.7
2020	108.5
2021	—
2022	—
Thereafter	125.0
Total	$408.0

8. RESTRUCTURING

2017 Restructuring

Company-wide restructuring program

During the first quarter of 2017, the Company recorded restructuring expenses of $12.8 related to a company-wide initiative to reduce headcount and better align the Company’s resources, principally for corporate functions. The 2017 restructuring actions impacted approximately 315 employees. This expense is included in Restructuring charges on the Consolidated Statements of Income and is expected to be substantially paid in cash by March 31, 2018. The total remaining liability under these restructuring actions, which is included in Payables and other current liabilities on the Consolidated Balance Sheet, was $10.2 as of March 31, 2017.

Other Severance

During 2017, the Company recorded other severance expense totaling $2.2, primarily related to headcount reductions resulting from certain client program completions. These actions impacted approximately 150 employees. This severance expense is included in Restructuring charges on the Consolidated Statements of Income and is expected to be substantially paid in cash by December 31, 2017. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Consolidated Balance Sheet, was $1.4 as of March 31, 2017.

buw integration

During 2017, the Company recorded severance expense totaling $0.9 related to the elimination of certain redundant positions as a result of the integration of the buw business. This severance expense was included in Integration costs on the Consolidated Statements of Income and is expected to be substantially paid in cash by December 31, 2017. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Consolidated Balance Sheet, was $0.5 as of March 31, 2017.

2016 Restructuring

During 2016, the Company recorded severance charges of $3.7 related to the Company’s ongoing efforts to refine its operating model and reduce costs, as well as headcount reductions resulting from certain client program completions. The 2016 actions impacted approximately 760 employees. The severance expense is included in Restructuring charges on the Consolidated Statements of Income and is expected to be substantially paid in cash by June 30, 2017. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Company’s Consolidated Balance Sheet, was $0.8 as of December 31, 2016 and $0.1 as of March 31, 2017.

9. EMPLOYEE BENEFIT PLANS

Pensions
The Company sponsors a frozen defined benefit pension plan, which includes both a qualified and non-qualified portion, for all eligible employees in the U.S. (the cash balance plan) and unfunded defined benefit plans for certain eligible employees in the Philippines, Malaysia and France (together with the cash balance plan, the defined benefit plans).The pension benefit formula for the cash balance plan is determined by a combination of compensation and age-based credits and annual guaranteed interest credits. The qualified portion of the cash balance plan has been funded through contributions made to a trust fund in accordance with the Pension Protection Act of 2006. The Company’s measurement date for all plans is December 31. The plan assumptions are evaluated annually and are updated as deemed necessary.

Components of pension cost and other amounts recognized in other comprehensive income for the Company’s defined benefit plans are as follows:

	Three Months Ended March 31,
	2017	2016
Service cost	$1.4	$1.7
Interest cost on projected benefit obligation	1.9	2.2
Expected return on plan assets	(2.5)	(2.5)
Amortization and deferrals—net	1.5	1.7
Total net pension cost	$2.3	$3.1

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

Components of pension cost and other amounts recognized in other comprehensive loss for the EDCP are as follows:

	Three Months Ended March 31,
	2017	2016
Service cost	$0.4	$0.3
Interest cost on projected benefit obligation	0.1	0.1
Total pension cost	$0.5	$0.4

10. STOCK-BASED COMPENSATION PLANS

The Company’s operating results for the three months ended March 31, 2017 and 2016 included stock-based compensation expense of $4.3 and $4.1, respectively. Expense for the three months ended March 31, 2017 and 2016 included an income adjustment of $0.1 and expense of $0.3, respectively, related to awards classified as liabilities that will ultimately settle in cash. The income adjustment in the current quarter reflected a revaluation of the awards classified as liabilities based on the trading price of the Company’s common stock.

Restricted Stock Units

Time-based Restricted Stock Units
During the three months ended March 31, 2017 and 2016, the Company granted 0.2 and 0.5 shares, respectively, of time-based restricted stock units. The weighted average grant date fair values of these grants were $22.70 and $26.34, respectively. These time-based grants are scheduled to vest 25% at the first anniversary of the grant date, 25% at the second anniversary and 50% at the third anniversary.

The total compensation cost related to non-vested time-based restricted stock units not yet recognized as of March 31, 2017 was approximately $17.0, which is expected to be recognized over a weighted average period of 2.0 years. Changes to non-vested time-based restricted stock units for the three months ended March 31, 2017 were as follows:

Shares (in millions)	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2016	1.3	23.23
Granted	0.2	22.70
Vested	(0.5)	22.48
Forfeited	—	—
Non-vested at March 31, 2017	1.0	$23.43

Performance-based Restricted Stock Units
During the three months ended March 31, 2017 and 2016, the Company granted 0.1 and 0.3 shares, respectively, of performance-based restricted stock units. These grants provide for payout based upon the extent to which the Company achieves certain EPS targets, as determined by the Compensation and Benefits Committee of the Board of Directors, over three-year periods. Payout levels for earned shares range from 50% to 200% of award shares. No payout is earned if performance is below the performance minimum threshold level. At March 31, 2017, the targets for the third year of the 2016 grants and the second and third years of the 2017 grants had not yet been set, the key terms had not been effectively communicated to the recipients, and as such the expense related to these grants had not yet been recognized. These grants have been excluded from the table below.

During 2017, the Company established and communicated to participants the final key terms of the 2015 grants, resulting in grants for accounting purposes of 0.3 shares with a grant date fair value of $21.27 per share. The total compensation cost related to the 2015 non-vested performance-based restricted stock units not yet recognized as of March 31, 2017 was approximately $6.5, which is expected to be recognized ratably over the remaining vesting period ending in February 2018.

Changes to non-vested performance-based restricted stock units for the three months ended March 31, 2017 were as follows:

Shares (in millions)	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2016	0.3	26.48
Granted	0.3	21.27
Vested	(0.3)	26.48
Forfeited	—	—
Non-vested at March 31, 2017	0.3	$21.28

Stock Options
Presented below is a summary of Company stock option activity. Prior to 2016, all outstanding stock options were fully vested and the related expense had been fully recognized.

Shares (in millions)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Fair Value at Date of Grant (per share)
Options outstanding at December 31, 2016	0.4	$13.34	4.5	$3.78
Options exercisable at December 31, 2016	0.4	$13.34	4.5	$3.78
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at March 31, 2017	0.4	$13.34	4.3	$3.78
Options exercisable at March 31, 2017	0.4	$13.34	4.3	$3.78

11. COMMITMENTS AND CONTINGENCIES

Commitments
At March 31, 2017, the Company had outstanding letters of credit and bond obligations of $23.2 related to performance guarantees. The Company believes that any guarantee obligation that may arise will not be material. The Company also has future purchase commitments with telecommunication and transportation providers of $14.8 for the remainder of 2017.

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

The Company serves many of its U.S.-based clients using contact center capacity outside of the U.S. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to deliver services under these contracts are denominated in the local currency of the country where services are provided, which represents a foreign exchange exposure. The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in some of the aforementioned foreign currencies by entering into hedging contracts with several financial institutions to acquire a total of PHP 36,810.0 at a fixed price of $756.0 at various dates through December 2019, INR 12,177.0 at a fixed price of $166.5 at various dates through December 2019, CAD 39.8 at a fixed price of $30.6 at various dates through December 2018 and COP 35,700.0 at a fixed price of $11.2 at various dates through December 2018. These instruments mature within the next 33 months and had a notional value of $964.4 at March 31, 2017 and $959.0 at December 31, 2016. The derivative instruments discussed above are designated and are effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	March 31, 2017	December 31, 2016
Forward exchange contracts and options designated as hedging instruments:
Included within other current assets	$8.7	$3.0
Included within other non-current assets	5.7	2.3
Included within other current liabilities	26.0	31.3
Included within other long-term liabilities	12.3	15.4

The Company recorded a deferred tax benefit of $9.2 and $15.9 related to these derivatives at March 31, 2017 and December 31, 2016, respectively. A total of $14.8 and $25.5 of deferred losses, net of tax, related to these cash flow hedges at March 31, 2017 and December 31, 2016, respectively, were included in accumulated other comprehensive loss (OCL). As of March 31, 2017, deferred losses of $17.3 ($10.6 net of tax) on derivative instruments included in accumulated OCL are expected to be reclassified into earnings during the next 12 months. The following tables provide the effect of these derivative instruments on the Company’s Consolidated Financial Statements during the three months ended March 31, 2017 and 2016, respectively:

Three Months Ended March 31, 2017:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Foreign exchange contracts	$9.8	($7.7)	Cost of providing services and products sold and Selling, general and administrative

Three Months Ended March 31, 2016:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Foreign exchange contracts	$27.1	($8.7)	Cost of providing services and products sold and Selling, general and administrative

The gain or loss recognized related to the ineffective portion of the derivative instruments was immaterial for the three months ended March 31, 2017 and 2016.

The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. During the three months ended March 31, 2017, a loss of $2.6 was recognized related to changes in fair value of these derivative instruments not designated as hedges, compared to a gain of $1.0 in the same period in 2016. The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income, net in the accompanying Consolidated Statements of Income. The fair value of these derivative instruments not designated as hedges at March 31, 2017, was less than a $0.1 receivable.

Short-term Investments
As of March 31, 2017 and December 31, 2016, the Company held investment securities with a fair value of $11.6 and $12.4, respectively, that are held in a grantor trust for the benefit of participants in the EDCP and reflect the hypothetical investment balances of EDCP participants. The securities are classified as trading securities and included within short-term investments in the Consolidated Balance Sheets. The investment securities include exchange-traded mutual funds, common shares of the Company and money market accounts. These securities are carried at fair value, with gains and losses, both realized and unrealized, reported in other income (expense), net in the Consolidated Statements of Income. The cost of securities sold is based upon the specific identification method. Interest and dividends on securities classified as trading are included in other income (expense), net.

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

At March 31, 2017 and December 31, 2016, the Company had foreign currency forward contracts measured at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during the three months ended March 31, 2017 and March 31, 2016. The derivative assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$15.3	$—	$15.3	$—
Foreign currency forward contracts (liability position)	$39.2	$—	$39.2	$—

	December 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$5.6	$—	$5.6	$—
Foreign currency forward contracts (liability position)	$49.0	$—	$49.0	$—

The Company also had investment securities held in a grantor trust for the benefit of participants of the EDCP measured at fair value at March 31, 2017 and December 31, 2016. These investments are recorded as short-term investments on the Consolidated Balance Sheets. The fair value of these instruments was measured using the quoted prices in active markets for identical assets (Level 1). There were no transfers between the three levels of the fair value hierarchy during the three months ended March 31, 2017 and March 31, 2016. The assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$11.0	$11.0	$—	$—
Money market accounts	0.6	0.6	—	—
Total	$11.6	$11.6	$—	$—

	December 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$10.5	$10.5	$—	$—
Convergys common stock	1.3	1.3	—	—
Money market accounts	0.6	0.6	—	—
Total	$12.4	$12.4	$—	$—

14. INCOME TAXES

The effective tax rate on net income from continuing operations was 15.4% for the three months ended March 31, 2017 compared to 18.5% in the same period last year. The effective tax rates for both periods were largely impacted by the geographic mix of worldwide income and certain discrete items.

The liability for unrecognized tax benefits was $21.1 and $20.8 at March 31, 2017 and December 31, 2016, respectively, and is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. As of March 31, 2017, the total amount of unrecognized tax benefits that would affect income tax expense if recognized in the Consolidated Financial Statements is $18.4. This amount includes interest and penalties of $10.0. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between approximately $1.2 and $13.2 in the next twelve months; however, actual developments in this area could differ from those currently expected.

15. PAYABLES AND OTHER CURRENT LIABILITIES

	At March 31, 2017	At December 31, 2016
Payables and other current liabilities:
Accounts payable	$43.1	$53.9
Accrued income and other taxes	24.8	44.1
Accrued payroll-related expenses	125.6	132.0
Derivative liabilities	26.9	33.6
Accrued expenses, other	58.8	63.7
Restructuring and exit costs	12.2	0.8
Deferred revenue and government grants	14.5	17.7
	$305.9	$345.8

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

	Foreign Currency	Derivative Financial Instruments	Pension Liability	Total
Balance at December 31, 2015	($38.2)	($26.1)	($37.5)	($101.8)
Other comprehensive income before reclassifications, net of tax	10.0	16.7	—	26.7
Amounts reclassified from accumulated other comprehensive income, net of tax	—	5.3	1.0	6.3
Net current-period other comprehensive income	10.0	22.0	1.0	33.0
Balance at March 31, 2016	(28.2)	(4.1)	(36.5)	(68.8)

Balance at December 31, 2016	($56.6)	($25.5)	($31.7)	($113.8)
Other comprehensive income before reclassifications, net of tax	3.0	6.0	—	9.0
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	4.7	0.9	5.6
Net current-period other comprehensive income	3.0	10.7	0.9	14.6
Balance at March 31, 2017	($53.6)	($14.8)	($30.8)	($99.2)

The following table summarizes the reclassification out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income

	Three Months Ended March 31,
	2017	2016
Loss on derivative instruments	($7.7)	($8.7)	Cost of providing services and products sold and Selling, general and administrative
Tax benefit	3.0	3.4	Income tax expense
Loss on derivative instruments, net of tax	(4.7)	(5.3)	Income from Continuing Operations, net of tax

Adjustments of pension and other post employment obligations	(1.5)	(1.6)	Selling, general and administrative
Tax benefit	0.6	0.6	Income tax expense
Adjustment of pension and other post employment obligations, net of tax	(0.9)	(1.0)	Income from Continuing Operations, net of tax

Total reclassifications for the period	($5.6)	($6.3)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in millions except per share amounts)

BACKGROUND

Convergys Corporation (Convergys, the Company or we) is a global leader in customer experience outsourcing, focused on bringing value to our clients through every customer interaction. We provide integrated agent, analytics and technology solutions with operational excellence that we believe deliver superior business growth, care and support for our clients on a global scale. Convergys has approximately 130,000 employees working in 33 countries, interacting with our clients’ customers in 58 languages. As a global provider in the industry, Convergys has a history of commitment and dedication to excellence in serving many of the world’s largest brands. Our business model allows us to deliver consistent, quality service, at scale in the geographies that meet our clients’ business needs. We proactively partner to solve client business challenges through our account management model. Our geographic footprint and comprehensive capabilities help leading companies create brand-differentiated customer experiences across all interaction channels to generate revenue and reduce their cost to serve. We are a well-capitalized leader in our market and are able to invest in the services, technology, and analytics that matter to our clients and their customers.

Operations and Structure
On August 1, 2016, Convergys acquired buw, a leader in the German customer care industry. The acquisition added 16 sites and approximately 6,000 employees from Germany, Hungary and Romania into Convergys’ global operations.

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

Agent-related revenues, which accounted for more than 95% of our revenues in the first quarter of 2017, are typically recognized as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. Remaining revenues are derived from the sale of premise-based and hosted self-care and technology solutions and provision of professional services. Revenues from the sale of these solutions and provision of services are typically recognized as services are provided over the duration of the contract using contractual rates.

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

FORWARD-LOOKING STATEMENTS

This report contains statements, estimates, or projections that constitute “forward-looking statements” as defined under U.S. federal securities laws. In some cases, one can identify forward looking statements by terminology such as “will,” “expect,” “estimate,” “think,” “forecast,” “guidance,” “outlook,” “plan,” “lead,” “project” or other comparable terminology. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks include, but are not limited to: (i) the loss of a significant client or significant business from a client; (ii) the future financial performance of our largest clients and the major industries that we serve; (iii) contractual provisions that may limit our profitability or enable our clients to reduce or terminate services; (iv) our failure to successfully acquire and integrate businesses, including buw; (v) our inability to protect proprietary or personally identifiable data against unauthorized access or unintended release; (vi) the effects of complying with jurisdiction-specific data privacy requirements, including increased expenses, operational and contractual changes, and diversion of resources; (vii) our inability to maintain and upgrade our technology and network equipment in a timely and cost effective manner; (viii) business and political risks, including ongoing political developments in the Philippines, uncertainty regarding the impact of Britain’s vote to leave the European Union (“Brexit”) or other similar actions by European Union member states, and economic weakness and operational disruption as a result of natural events, political unrest, war, terrorist attacks or other civil disruption; (ix) the effects of foreign currency exchange rate fluctuations; (x) the failure to meet expectations regarding our future tax liabilities, changes in tax laws or regulations that increase our future tax liabilities or the unfavorable resolution of tax contingencies; (xi) adverse effects of regulatory requirements or changes thereto, investigative and legal actions, and other commitments and contingencies; and (xii) those factors contained in our periodic reports filed with the SEC, included in the “Risk Factors” section of our most recent Annual Report on Form 10-K. The forward-looking information in this document is given as of the date of the particular statement and we assume no duty to update this information.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended March 31,
	2017	2016	Change	%
Revenues:
Communications	$331.4	$365.2	(33.8)	(9)
Technology	150.0	164.4	(14.4)	(9)
Financial Services	66.4	55.1	11.3	21
Other	179.8	137.5	42.3	31
Total Revenues	$727.6	$722.2	5.4	1

Consolidated revenues for the first quarter of 2017 were $727.6, a 1% increase from $722.2 in the same period prior year. Revenues from the acquired buw operations increased revenue by approximately 6%. Changes in currency exchange rates resulted in reduced revenues of approximately 1% in the current quarter as the U.S. dollar strengthened relative to the euro and British pound. Revenues from communications clients decreased 9% from the first quarter of 2016, reflecting a shift of volumes to lower-cost geographies and consolidation of certain programs with our two largest clients, volume decreases with certain existing clients and unfavorable currency exchange rate impacts. These decreases were partially offset by additional volume with certain clients and revenues from the acquired buw operations. Revenues from technology clients decreased 9% from the first quarter of 2016, reflecting volume declines and unfavorable currency exchange rate impacts, partially offset by revenues from new clients and volume increases with some existing clients. Revenues from financial services increased 21% from the first quarter of 2016, reflecting new sites to support an existing client, revenues from new clients and volume increases with several existing clients, as well as revenue from the acquired buw operations, partially offset by volume decrease with certain clients. Revenues from all other clients increased 31% from the first quarter of 2016 as a result of volume increases with several existing clients, as well as several new clients from the acquired buw operations and revenues from new clients.

Operating Costs and Expenses

	Three Months Ended March 31,
	2017	2016	Change	%
Operating Costs:
Cost of providing services and products sold	$450.2	$450.4	(0.2)	—
Selling, general and administrative	177.5	171.2	6.3	4
Depreciation	27.4	31.8	(4.4)	(14)
Amortization	7.2	6.9	0.3	4
Restructuring	15.0	1.5	13.5	NM
Integration costs	1.5	—	1.5	100
Total costs and expenses	$678.8	$661.8	17.0	3

Total operating costs and expenses for the first quarter of 2017 of $678.8 increased 3% from $661.8 in the same period in the prior year. Operating costs associated with the acquired buw operations increased total costs and expenses by approximately 6% in the current quarter. Changes in currency exchange rates reduced operating costs and expenses by approximately 3% in the current quarter. As a percentage of revenues, the cost of providing services and products sold was 61.9% in the first quarter of 2017 compared to 62.4% in the prior year period, primarily as a result of the timing of certain program implementations, changes in the mix of geographies where services are provided, and favorable currency exchange impacts. Selling, general and administrative expenses of $177.5 in the first quarter of 2017 increased by 4% compared to the prior year period as a result of expenses from the acquired buw operations, partially offset by favorable currency exchange impacts. As a percentage of revenues, selling, general, and administrative cost was 24.4% in the first quarter of 2017 compared to 23.7% in the prior year period. Depreciation expense of $27.4 decreased $4.4 from the prior year period, while amortization expense of $7.2 increased $0.3. The decrease in depreciation expense resulted from the timing of certain assets becoming fully depreciated, as well as lower depreciation from the fair value write-up of property and equipment acquired from Stream. The increase in amortization expense resulted from acquired intangible assets from the buw acquisition. The significant increase in restructuring expense resulted from the $12.8 charge in the current quarter associated with a company-wide initiative to reduce headcount and better align the Company’s resources, principally for corporate functions.

Operating Income and Adjusted Operating Income (a non-GAAP measure)

In order to assess the underlying operational performance of the continuing operations of the business and to have a basis to compare underlying results to prior and future periods, we provide the non-GAAP measures, Adjusted Operating Income and Adjusted Operating Margin (Adjusted Operating Income divided by Total Revenues), in the table below. For the three months ended March 31, 2017 and 2016, Adjusted Operating Income and Adjusted Operating Margin exclude the following operating charges:

1.
Restructuring charges of $12.8 for the three months ended March 31, 2017, associated with a company-wide initiative to reduce headcount and better align the Company’s resources, principally for corporate functions;

2.	Depreciation of $1.0 and $3.2 for the three months ended March 31, 2017 and 2016, respectively, resulting from the fair value write-up of property and equipment acquired from buw and Stream;

3.	Acquisition integration expenses of $1.5 for the three months ended March 31, 2017, primarily related to fees for third-party consulting services and severance expense;

4.	Amortization of acquired intangible assets of $7.2 and $6.9 for the three months ended March 31, 2017 and 2016, respectively.

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

	Three Months Ended March 31,
	2017	2016	Change	%
Operating Income	$48.8	$60.4	(11.6)	(19)
Operating Margin	6.7%	8.4%
Company-wide restructuring	12.8	—	12.8	100
Depreciation of property & equipment write-up	1.0	3.2	(2.2)	(69)
Integration related expenses	1.5	—	1.5	100
Amortization of acquired intangible assets	7.2	6.9	0.3	4
Adjusted Operating Income (a non-GAAP measure)	$71.3	$70.5	0.8	1
Adjusted Operating Margin	9.8%	9.8%

Operating income was $48.8 for the first quarter of 2017 compared to operating income of $60.4 in the prior year period. Excluding the impacts of the operating charges discussed above, adjusted operating income for the first quarter of 2017 was $71.3 compared to $70.5 in the same period in the prior year.

Non-Operating Items

	Three Months Ended March 31,
	2017	2016	Change	%
Operating Income	$48.8	$60.4	(11.6)	(19)
Other income (expense), net	1.3	(1.3)	2.6	NM
Interest expense	(5.3)	(4.5)	(0.8)	18
Income before Income Taxes	$44.8	$54.6	(9.8)	(18)

Other income increased by $2.6 compared to the same period in the prior year primarily due to a $1.7 foreign currency exchange gain in the first quarter of 2017. Interest expense increased by $0.8 compared to the same period in the prior year due to a $1.0 extinguishment loss resulting from the repayment of the outstanding borrowings under the Credit Agreement and the entrance into the New Credit Agreement.

Income Taxes

	Three Months Ended March 31,
	2017	2016	Change	%
Income before Income Taxes	$44.8	$54.6	(9.8)	(18)
Income tax expense	6.9	10.1	(3.2)	(32)
Income from Continuing Operations, net of tax	$37.9	$44.5	(6.6)	(15)

The effective tax rate on net income from continuing operations was 15.4% for the three months ended March 31, 2017 compared to an effective tax rate of 18.5% in the same period last year. The effective tax rates for both periods were largely impacted by the geographic mix of worldwide income and certain discrete items.

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

We use income from continuing operations, net of tax and earnings per share data excluding the operating charges discussed above and the income tax impact from these charges to assess the underlying operational performance of the continuing operations of the business and to have a basis to compare underlying results to prior and future periods. Adjustments for these items are relevant in evaluating the overall performance of the business. Limitations associated with the use of these non-GAAP measures include that these measures do not present all of the amounts associated with our results as determined in accordance with GAAP. Management compensates for these limitations by using the non-GAAP measures, income from continuing operations, net of tax and diluted earnings per share excluding these items, and the GAAP measures, income from continuing operations, net of tax and diluted earnings per share, in its evaluation of performance. These non-GAAP measures should be considered supplemental in nature and should not be construed as being more important than comparable GAAP measures.

	Three Months Ended March 31,
	2017	2016	Change	%
Income from Continuing Operations, net of tax	$37.9	$44.5	(6.6)	(15)
Total operating charges from above	22.5	10.1	12.4	NM
Income tax impact from total operating charges	(8.3)	(3.0)	(5.3)	NM
Adjusted income from Continuing Operations, net of tax (a non-GAAP measure)	$52.1	$51.6	0.5	1

Diluted Earnings per Common Share:
Continuing Operations	$0.38	$0.43	(0.05)	(12)
Impact of net charges above included in Continuing Operations, net of tax	0.14	0.07	0.07	100
Adjusted diluted earnings per common share from Continuing Operations (a non-GAAP measure)	$0.52	$0.50	0.02	4

Income from continuing operations, net of tax for the first quarter of 2017 was $37.9 compared to $44.5 for the same period in 2016, while income from continuing operations per diluted share for the first quarter in 2017 was $0.38 compared to $0.43 for the same period in 2016. Excluding the operating charges discussed above and the income tax impact from these charges, adjusted income from continuing operations, net of tax for the first quarter of 2017 was $52.1, or $0.52 per diluted share, compared to $51.6, or $0.50 per diluted share for the same period in 2016.

Results of Discontinued Operations, Results of Discontinued Operations per Diluted Share, Net Income and Net Income per Diluted Share

	Three Months Ended March 31,
	2017	2016	Change	%
Income from Continuing Operations, net of tax	$37.9	$44.5	(6.6)	(15)
Income from Discontinued Operations	—	—	—	—
Net Income	$37.9	$44.5	(6.6)	(15)

Diluted Earnings Per Common Share:
Continuing Operations	$0.38	$0.43	(0.05)	(12)
Discontinued Operations	—	—	—	—
Net Diluted Earnings Per Common Share	$0.38	$0.43	(0.05)	(12)

Net income and diluted earnings per share in the first quarter of 2017 were $37.9 and $0.38, respectively, compared with $44.5 and $0.43, respectively, in the first quarter of 2016.

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

	Three Months Ended March 31,
	2017	2016
Income from Continuing Operations, net of tax	$37.9	$44.5
Depreciation and Amortization	34.6	38.7
Interest expense	5.3	4.5
Income tax expense	6.9	10.1
EBITDA (a non-GAAP measure)	84.7	97.8
Company-wide restructuring	12.8	—
Integration related expenses	1.5	—
Adjusted EBITDA (a non-GAAP measure)	$99.0	$97.8
EBITDA Margin	11.6%	13.5%
Adjusted EBITDA Margin	13.6%	13.5%

RESTRUCTURING CHARGES

As discussed in Note 8 of the Notes to Consolidated Financial Statements, we recorded the following restructuring charges:

2017 Restructuring

Company-wide restructuring program

During the first quarter of 2017, the Company recorded restructuring expenses of $12.8 related to a company-wide initiative to reduce headcount and better align the Company’s resources, principally for corporate functions. The 2017 restructuring actions impacted approximately 315 employees. This expense is included in Restructuring charges on the Consolidated Statements of Income and is expected to be substantially paid in cash by March 31, 2018. The total remaining liability under these restructuring actions, which is included in Payables and other current liabilities on the Consolidated Balance Sheet, was $10.2 as of March 31, 2017.

Other Severance

During 2017, the Company recorded other severance expense totaling $2.2, primarily related to headcount reductions resulting from certain client program completions. These actions impacted approximately 150 employees. This severance expense is included in Restructuring charges on the Consolidated Statements of Income and is expected to be substantially paid in cash by December 31, 2017. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Consolidated Balance Sheet, was $1.4 as of March 31, 2017.

buw integration

During 2017, the Company recorded severance expense totaling $0.9 related to the elimination of certain redundant positions as a result of the integration of the buw business. This severance expense was included in Integration costs on the Consolidated Statements of Income and is expected to be substantially paid in cash by December 31, 2017. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Consolidated Balance Sheet, was $0.5 as of March 31, 2017.

2016 Restructuring

During 2016, the Company recorded severance charges of $3.7 related to the Company’s ongoing efforts to refine its operating model and reduce costs, as well as headcount reductions resulting from certain client program completions. The 2016 actions impacted approximately 760 employees. The severance expense is included in Restructuring charges on the Consolidated Statements of Income and is expected to be substantially paid in cash by June 30, 2017. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Company’s Consolidated Balance Sheet, was $0.8 as of December 31, 2016 and $0.1 as of March 31, 2017.

Savings from Restructuring Plans

The 2017 company-wide restructuring program is expected to result in cost reductions of approximately $21 and cash savings of approximately $19 on an annualized basis. The impact of these cost reductions will be spread across our operating expenses, primarily in the selling, general and administrative expense caption of our Consolidated Statements of Income. The impact on liquidity was not material for any of our restructuring plans. Savings associated with the 2016 severance actions were not material.

CLIENT CONCENTRATION

During the first three months of 2017, our three largest clients accounted for 31.2% of our revenues, compared to 36.2% in the same period of 2016. Our largest client, AT&T, accounted for 18.2% of revenues in the first three months of 2017 and 20.6% of revenue in the same period in the prior year. Revenues for all other clients were less than 10% of our consolidated revenues for the first three months of 2017 and 2016. Volumes with our three largest clients are earned under multiple contracts and are subject to variation based on, among other things, general economic conditions, client outsourcing trends and seasonal patterns in our clients’ businesses.

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

Cash flows from operating activities generally provide us with a significant source of funding for our investing and financing activities. Cash flows from operating activities totaled $32.9 in the first three months of 2017 compared to $76.6 in the same period last year. The current quarter reflected $1.7 of payments for integration related expenses compared to $1.4 in the prior year quarter. Excluding these items, cash flows provided by operating activities totaled $34.6 and $78.0 for the three months ended March 31, 2017 and 2016, respectively. This decrease was primarily a result of decreased cash flow from working capital in 2017, largely due to the timing of payments on accounts payable and other current liabilities.

Cash flows used in investing activities were $8.9 during the first three months of 2017, resulting from capital expenditures during that period. Cash flows used in investing activities were $11.8 during the first three months of 2016, resulting from $11.0 of capital expenditures and $0.8 for the purchase of short-term and other investments during that period.

Cash flows provided by financing activities were $14.3 during the first three months of 2017 compared to $48.0 of cash flows used in financing activities during the first three months of 2016. Activity in the current year included net repayments of long-term debt of $115.7 and net proceeds of amounts drawn under the asset securitization facility of $160.0. Additionally, we settled in cash the repurchase of 0.9 of the Company’s common shares for $21.5. We also paid $8.5 in cash dividends. During the first three months of 2016, we had long-term debt repayments of $1.0 and net repayments of amounts drawn under the asset securitization facility of $20.0. Additionally, we settled in cash the repurchase of 0.8 of the Company’s common shares for $20.3. We also paid $7.8 in cash dividends and received $0.8 of excess tax benefits from share-based payment arrangements and $0.3 from the exercise of stock options.

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

	Three Months Ended March 31,
	2017	2016
Net cash flow provided by operating activities under U.S. GAAP	$32.9	$76.6
Capital expenditures, net of proceeds from disposal of assets	(8.9)	(11.0)
Free cash flow (a non-GAAP measure)	$24.0	$65.6
Acquisition - cash paid for integration related expenses (A)	1.7	1.4
Adjusted free cash flow (a non-GAAP measure)	$25.7	$67.0

(A)	Payments associated with investment activity to expand our business (the buw and Stream acquisitions).

Adjusted free cash flow was $25.7 for the three months ended March 31, 2017, compared to $67.0 for the same period in 2016. The decrease of $41.3 from the prior year is primarily a result of decreased cash flow from working capital in 2017, largely due to the timing of payments on accounts payable and other current liabilities.

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

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments
At March 31, 2017, total capitalization was $1,741.1, consisting of $344.6 of short-term and long-term debt and capital lease obligations, $1,335.6 of equity and $60.9 of temporary equity associated with the convertible debentures conversion feature. At December 31, 2016, total capitalization was $1,676.0, consisting of $298.8 of short-term and long-term debt and capital lease obligations, $1,315.9 of equity and $61.3 of temporary equity associated with the convertible debentures conversion feature. The total debt-to-capital ratio at March 31, 2017 was 19.8%, compared to 17.8% at December 31, 2016. This increase is primarily due to an increase in total debt outstanding as a result of increased borrowings under the Company’s asset securitization facility, partially offset by a reduction in borrowings under the term loan.

On January 11, 2017 (the Effective Date), the Company entered into a new credit agreement (New Credit Agreement) and repaid all amounts outstanding and terminated all commitments under its previously existing credit agreement (Credit Agreement) using initial borrowings under the New Credit Agreement as well as borrowings under the Company’s asset securitization facility.The New Credit Agreement consists of a $215.0 unsecured term loan facility (New Term Loan), maturing on March 3, 2019, and a $300.0 unsecured revolving credit facility (New Revolving Credit Facility), maturing on January 11, 2022. On the Effective Date, the Company drew $100.0 in initial borrowings under the New Term Loan. A $1.0 extinguishment loss was recognized on the Effective Date and is included in interest expense on the Consolidated Statement of Income.

The New Revolving Credit Facility may be extended for two additional periods of one year, subject to the satisfaction of certain conditions set forth in the New Credit Agreement. In addition, aggregate borrowing capacity under the New Credit Agreement may be increased by up to an additional $250 million by increasing the amount of the Revolving Credit Facility or by incurring additional term loans, in each case subject to the satisfaction of certain conditions set forth in the New Credit Agreement, including the receipt of additional commitments for such increase. Borrowings outstanding under the New Credit Agreement may be repaid from time to time without premium or penalty, other than customary breakage costs, if any.  Borrowings outstanding under the New Credit Agreement bear interest at a fluctuating rate per annum equal to, at the Company’s option, either (a) the applicable adjusted LIBOR plus a spread based on the Company’s total net leverage ratio, which spread is currently 150 basis points or (b) a base rate (equal to the higher of the Administrative Agent’s prime rate, the federal fund rate plus 0.50%, and the one-month adjusted LIBOR plus 1.0%) plus a spread based on the Company’s total net leverage ratio, which spread is currently 50 basis points. The Company is also obligated to pay a commitment fee on a quarterly basis on the unused portion of the commitments under the New Revolving Credit Facility based on the Company’s total net leverage ratio, which fee is currently 25 basis points. While amounts borrowed and repaid under the New Revolving Credit Facility can be re-borrowed, amounts repaid under the New Term Loan cannot be borrowed again under the New Credit Agreement. The New Credit Agreement contains certain affirmative and negative covenants, as well as terms and conditions that are customary for credit facilities of this type, including financial covenants for leverage and interest coverage ratios. The Company was in compliance with all covenants at March 31, 2017. Total borrowing capacity remaining under the New Revolving Credit Facility was $300.0, with $100.0 outstanding on the New Term Loan, as of March 31, 2017. The carrying value of the New Term Loan at March 31, 2017 reflects a discount of $1.1 related to fees paid directly to the lenders at issuance. This discount is being amortized over the life of the New Term Loan using the effective interest rate method (3.1% as of March 31, 2017), and is included in interest expense in the Consolidated Statements of Income.

The Company established the Credit Agreement on February 28, 2014 in the aggregate amount of $650.0. The Credit Agreement consisted of unsecured term loans (Term Loan) in the initial aggregate amount of $350.0, and an unsecured revolving credit facility (Revolving Credit Facility) in the amount of $300.0. The Term Loan and the Revolving Credit Facility were scheduled to mature on March 3, 2019. Outstanding amounts were subject to interest at the applicable rate described in the Credit Agreement.

During 2009, Convergys issued $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) in exchange for $122.5 of 4.875% Unsecured Senior Notes due December 15, 2009, pursuant to an exchange offer. The entire balance of the 2029 Convertible Debentures remained outstanding and was convertible at the option of the holders as of March 31, 2017 and December 31, 2016.

During January 2017, the Company amended the terms of its asset securitization facility collateralized by accounts receivable of certain of the Company’s subsidiaries. The amendment resulted in an increased purchase limit of $225.0, with $90.0 and $135.0 expiring in January 2018 and January 2020, respectively. As of December 31, 2016, the asset securitization facility had a purchase limit of $150.0 expiring in January 2017. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. As of March 31, 2017 and December 31, 2016, Convergys had drawn $180.0 and $20.0, respectively, in available funding from qualified receivables. Amounts drawn under this facility have been classified as long-term debt within the Consolidated Balance Sheets, based on the Company’s ability and intent to refinance on a long-term basis as of March 31, 2017.

During the first quarter of 2017, we repurchased 0.9 of our common shares for $21.8 pursuant to a share repurchase authorization approved by the Company’s Board of Directors in August 2015, which increased the share repurchase authorization to $250.0. At March 31, 2017, the Company had the authority to repurchase $121.3 of outstanding common shares under the Board’s August 2015 authorization. The timing and terms of any future transactions will depend on a number of considerations including market conditions, our available liquidity and capital needs, and limits on share repurchases that may be applicable under the covenants in our New Credit Agreement.

At March 31, 2017, we had outstanding letters of credit and bond obligations of approximately $23.2 related to performance guarantees. We believe that any guarantee obligation that may arise related to performance and payment guarantees of continuing operations will not be material. The Company also has future purchase commitments with telecommunications and transportation providers of $14.8 at March 31, 2017.

During 2016 and 2017, our Board of Directors declared the following dividends per common share, which were paid by the Company on the payment dates listed below:

Announcement Date	Record Date	Dividend Amount	Payment Date
February 23, 2016	March 24, 2016	$0.08	April 8, 2016
May 9, 2016	June 24, 2016	$0.09	July 8, 2016
August 8, 2016	September 23, 2016	$0.09	October 7, 2016
November 8, 2016	December 23, 2016	$0.09	January 6, 2017
February 22, 2017	March 24, 2017	$0.09	April 7, 2017

On May 8, 2017, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.10 per common share to be paid on July 7, 2017 to shareholders of record as of June 23, 2017.

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

Interest Rate Risk
At March 31, 2017, Convergys had $280.0 of variable rate debt outstanding under the New Term Loan and Asset Securitization Facility, which exposes Convergys to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $2.8 per year.

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

We serve many of our U.S.-based clients using contact center capacity outside of the U.S. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to deliver services under these contracts are denominated in the local currency of the country where services are provided, which represents a foreign exchange exposure. Additionally, we have certain client contracts that are priced in Australian dollars, for which a substantial portion of the costs to deliver services are denominated in other currencies. As of March 31, 2017, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with several financial institutions to acquire a total of PHP 36,810.0 at a fixed price of $756.0 at various dates through December 2019, INR 12,177.0 at a fixed price of $166.5 at various dates through December 2019 and CAD 39.8 at a fixed price of $30.6 at various dates through December 2018 and COP 35,700.0 at a fixed price of $11.2 at various dates through December 2018. The fair value of these derivative instruments as of March 31, 2017 is presented in Note 13 of the Notes to Consolidated Financial Statements. The potential loss in fair value at March 31, 2017 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $94.0. This loss would be substantially mitigated by corresponding gains on the underlying foreign currency exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into hedging contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of March 31, 2017, the fair value of these derivatives not designated as hedges was less than a $0.1 receivable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report for the year ended December 31, 2016 on Form 10-K for a discussion of our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates in 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by Item 3 is included in Item 2 of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, together with the Company’s General Counsel, Chief Accounting Officer and other key members of management, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the quarter ended March 31, 2017 (Evaluation Date). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 1A. RISK FACTORS

See “ITEM 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016 for a discussion of our risk factors. There have been no material changes to our risk factors in 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Board expects that future cash dividends will be paid on a quarterly basis. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on the Company’s future earnings, cash flow, financial condition, financial covenants and other relevant factors.

We repurchased 0.9 of our common shares for $71.6 during the three months ended March 31, 2017, as summarized in the following table:

	Shares repurchased	Average price per share
January 2017	254,598	$25.43
February 2017	257,000	24.22
March 2017	430,300	21.10
Total	941,898	$23.12

All share repurchases were made pursuant to a publicly announced program. At March 31, 2017, the Company had the authority to repurchase $121.3 of outstanding common shares pursuant to the Board of Directors’ most recent share repurchase authorization of $250.0 in August 2015. The timing and terms of any future transactions will depend on a number of considerations including market conditions, our available liquidity and capital needs, and limits on share repurchases that may be applicable under the covenants in our New Credit Agreement.

ITEM 6. EXHIBITS
(a) Exhibits

The following are filed as Exhibits to Part II of this Form 10-Q:

Exhibit Number

3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3.1 to Form 10-Q filed on May 5, 2010.)
3.2	Amended and Restated Code of Regulations of Convergys Corporation. (Incorporated by reference from Exhibit 3.1 to Form 8-K filed on May 2, 2011.)
10.1	2012 Convergys Corporation Senior Severance Pay Plan dated February 9, 2017. (Incorporated by reference from Exhibit 10.18 to Form 10-K filed on February 22, 2017.)*
10.2
First Amendment to Trust Agreement between Fidelity Management Trust Company and Convergys Corporation, dated as of January 27, 2017. (Incorporated by reference from Exhibit 10.25 to Form 10-K filed on February 22, 2017.)*

10.3	Amendment No. 10 to Receivables Purchase Agreement, dated as of January 4, 2017. (Incorporated by reference from Exhibit 10.39 to Form 10-K filed on February 22, 2017.)
10.4
Credit Agreement, dated as of January 11, 2017, by and among Convergys Corporation, the lenders party thereto, and Citibank, N.A., as Administrative Agent. (Incorporated by reference from Exhibit 10.1 to Form 8-K/A filed on January 17, 2017.)

21	Subsidiaries of Convergys Corporation.
31.1	Rule 13a - 14(a) Certification by Chief Executive Officer.
31.2	Rule 13a - 14(a) Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 8, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERGYS CORPORATION
May 8, 2017	By	/s/ Andre S. Valentine
Andre S. Valentine Chief Financial Officer
(on behalf of the Registrant and as principal financial officer)