Form 10-K
period 2017-12-31
CONVERGYS CORP
filed 2018-02-21
CIK 1062047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
________________________________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2017
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
Large accelerated filer ☑ Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The aggregate market value of the voting shares held by non-affiliates of the registrant was $2,218,200,540, computed by reference to the closing sale price of the stock on the New York Stock Exchange on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.
At January 31, 2018, there were 91,618,405 common shares outstanding, excluding amounts held in treasury of 870,800.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 25, 2018 are incorporated by reference into Part III of this report.

Convergys Corporation 2017 Annual Report 1

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

Important factors that may affect these forward-looking statements include, but are not limited to: adverse effects of our Board of Directors’ search for a new Chief Executive Officer, including the risk that a protracted search could affect our ability to attract and retain clients and employees; the future financial performance or outsourcing trends of our largest clients and the major industries that we serve, including continued volatility in volumes with certain of our largest communications and technology clients; contractual provisions that may limit our profitability or enable our clients to reduce or terminate services; the loss of a significant client or significant business from a client; our failure to successfully acquire and integrate businesses; our inability to protect proprietary or personally identifiable data against unauthorized access or unintended release; the effects of complying with the European Union’s General Data Protection Regulation, the Philippines’ Data Privacy Act and other jurisdiction-specific data privacy requirements, including increased expenses, operational and contractual changes, and diversion of resources; our inability to maintain and upgrade our technology and network equipment in a timely and cost effective manner; business and political risks related to our global operations, including ongoing political developments in the Philippines, uncertainty regarding the impact of Britain’s vote to leave the European Union (Brexit) or other similar actions by European Union member states, and economic weakness and operational disruption as a result of natural events, political unrest, war, terrorist attacks or other civil disruption; the effects of foreign currency exchange rate fluctuations, including if the U.S. dollar strengthens relative to the euro, British pound, Australian dollar or the Canadian dollar; the failure to establish appropriate tax provisions for uncertain future tax liabilities, changes in tax law, regulations or regulatory guidance that increase our future tax liabilities, including regulations implementing the Tax Cuts and Jobs Act, or the unfavorable resolution of tax contingencies; the adverse effects of regulatory requirements or changes thereto, investigative and legal actions, and other commitments and contingencies; costs associated with conversions of our convertible debentures that may occur from time to time; our inability to effectively manage our contact center capacity or attract and retain employees at competitive wages; volatility in financial markets, including fluctuations in interest or exchange rates; and other risks that are described under “Risk Factors” in Part I, Item 1A of this report. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

Convergys Corporation 2017 Annual Report 2

PART I

ITEM 1. BUSINESS

OVERVIEW

Convergys Corporation is a global leader in customer experience outsourcing, focused on bringing value to our clients through every customer interaction. We provide integrated agent, analytics and technology solutions with operational excellence that we believe deliver superior care, support and business growth for our clients on a global scale. Convergys has approximately 115,000 employees working in 33 countries, interacting with our clients’ customers in 58 languages. As the second-largest global provider in our industry, Convergys has a history of commitment and dedication to excellence in serving many of the world’s largest brands. Our business model allows us to deliver consistent, quality service, at scale in the geographies and channels that meet our clients’ business needs. We proactively partner to solve client business challenges through our account management model. Our geographic footprint and comprehensive capabilities help leading companies create brand-differentiated customer experiences across all interaction channels, such as voice, mobile, text, chat, social media, email and interactive voice response, to generate revenue and reduce their cost to serve. We are a well-capitalized leader in our market and are able to invest in the services, technology, and analytics that matter to our clients and their customers.

OUR BUSINESS

We partner with our clients to improve customer loyalty, reduce costs, and generate revenue through an extensive portfolio of capabilities, including customer care, analytics, technical support, collections, home agent, and end-to-end selling. Our teams use customer experience insights to serve leading brands across industries including communications and media, technology, financial services, retail, healthcare, government and travel and hospitality. Convergys strives to deliver world-class customer experiences that reduce effort, speed resolution and optimize outcomes and make great experiences happen for our clients and their customers. We understand that our clients have individual business needs and that customer interactions in an increasingly multi-channel environment can be complicated. Our goal is to solve the complexities and deliver unparalleled customer experiences on behalf of our clients.

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

Our 30+ years of experience and unique mix of agents, analytics and technology allow us to support our clients as they balance their priorities to grow revenue, improve customer satisfaction, and reduce costs. Our agents provide a range of customer experience outsourcing services delivered via any channel or device. We provide solutions across the customer lifecycle, including:

•	Sales

•	Customer Service

•	Technical Support

•	Customer Retention

•	Collections

•	Security, Compliance, and Fraud

Our innovative omni-channel contact center technology solutions include:

•	Omni-channel Interaction Solutions (Intelligent Self-Service, Voice, Chat, Social, Messaging, Email and Knowledge Management)

•	Cross-Channel Integration Framework

•	Real-Time Decisioning Engine

•	Robotic Process Automation

•	Intelligent Notifications

•	Campaign Management

•	Personalized Care

•	Personalized Selling

•	Agent Productivity

•	Retention

We have a dedicated team of professionals to deliver data-driven insights to improve the customer experience through analytics and consulting, and software solutions, including:

•	Enterprise Feedback Management/Multi-channel

•	Voice of Customer Software

•	Integrated Customer Experience Analytics

•	Post-Contact Surveys

•	Relational Loyalty Research

•	Customer Segmentation and Profiling

•	Call Elimination Analysis

•	Analysis of Customer Effort

•	Digital Channel Optimization

•	Integrated Contact Center Analytics

STRATEGY

Our strategy is to build on our leading position in customer experience outsourcing through investments in voice and digital capabilities that matter most to clients in a rapidly changing market. It is through this approach that we will leverage our strong financial position to drive long-term value for our clients and shareholders.

Build on a Leading Market Position to Grow With Our Loyal and Expanding Client Base

The Company’s primary focus is on growth with multinational corporations and other large companies in the communications and media, technology, financial services, retail, healthcare, government, travel and hospitality and other vertical markets. Convergys intends to build deeper, more strategic relationships to compete for additional market share, expand business with existing clients and further penetrate under-served verticals through pursuit of new clients.

Capitalize on Industry Trends by Investing in Quality, Capability and Clients

We believe we are well positioned to benefit from several trends in the Customer Management industry, including demand for full life-cycle voice and digital customer engagement, increasing customer contact complexity, vendor consolidation and global delivery. To capitalize on these trends, the Company invests in a combination of analytics and digital technologies, global quality delivery, comprehensive solutions, and close client engagement.

Full Lifecycle Voice and Digital Customer Engagement

Clients want partners that offer a breadth and depth of voice and digital capabilities and the flexibility to make rapid adjustments to the services they provide to their customers. To meet these changing client needs, Convergys invests in its people, analytics and technology capabilities to support the full customer life-cycle of contact types from sales and customer service to technical support, retention, and collections.

Increasing Customer Management Complexity

As digital technology and channels become more pervasive, customer management becomes increasingly more complex and difficult. Convergys continuously invests in its global operating model to attract and retain the right talent that is trained and supported by the right tools and information to handle these complex customer contacts in a quality manner, at scale, regardless of location.

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

Global Delivery at Scale

Clients demand a seamless customer experience across multiple channels and geographies. Convergys invests in global capacity through our contact centers and home agent solution to provide the right services, including language support, to better serve customers and drive the quality delivery and value our clients demand around the world.

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

Additional Company Information

Convergys was formed as an Ohio corporation in 1998. The Company maintains a website at www.convergys.com. Information about the Company is available on the website, free of charge, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The Company’s website and the information contained therein are not incorporated by reference into this annual report. You may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F Street NE, Washington, DC 20549. The public may obtain information about the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

CLIENTS

We derive significant revenues from AT&T Inc. (AT&T), our largest client. Revenues from AT&T (including DIRECTV Group, Inc. in all years) were 16.8%, 20.5%, and 21.3% of our consolidated revenues for 2017, 2016 and 2015, respectively. No other client accounted for more than 10% of our consolidated revenues for 2017, 2016 or 2015. Volumes with individual clients are earned under multiple contracts and are subject to variation based on, among other things, general economic conditions, client outsourcing trends, geographical mix of where services are provided and seasonal patterns in our clients’ businesses.

We focus on developing long-term, strategic relationships with large companies in customer-intensive industries. We focus on these types of clients because of the complexity of services required, the anticipated growth of their market segments and their increasing need for more cost-effective customer management services.

OPERATIONS

We operate 140 contact centers averaging approximately 76,000 square feet per center. We have approximately 98,700 production workstations and provide service 24 hours a day, 365 days a year. Our workforce is located throughout the world, including the United States, the Philippines, India, Germany, the United Kingdom, Canada, Tunisia, Costa Rica, the Dominican Republic, Colombia, Egypt, France, Ireland, Italy, Poland, Romania, China, Malaysia, El Salvador, Honduras, Nicaragua, Bulgaria, Hungary, the Netherlands, Spain, Sweden, Australia, Brazil, Indonesia, Mauritius, Singapore, South Africa, and the United Arab Emirates. Our global operating model seeks to deliver a consistent customer experience regardless of where the service is provided. We establish new contact centers as needed to accommodate anticipated growth in business or in response to a specific customer need.

Our contact centers can employ a broad range of technology, including digital switching, intelligent call routing and tracking, proprietary workforce management systems, case management tools, proprietary software systems, computer telephony integration, interactive voice response, advanced speech recognition, web-based tools and relational database management systems. Our use of technology enables us to improve our voice, chat, web and e-mail handling and personnel scheduling, thereby increasing our efficiency and enhancing the quality of the services we deliver to our clients and their customers. We are able to respond to changes in client call volumes and manage call volume traffic based on agent availability. Additionally, we can use this technology to collect information concerning the contacts, including number, response time, duration and results of the contact and report the information to the client on a periodic basis for purposes of monitoring quality of service and accuracy of billing.

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

TECHNOLOGY, RESEARCH AND DEVELOPMENT

We will continue to emphasize the design, development and deployment of scalable customer management solutions. Our success depends, in part, on the technology we use in the delivery of services to clients. As a result, we intend to continue to invest in the enhancement and development of advanced contact center technology.

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

We own 106 patents, which protect certain technology and business methods that we use to manage our internal systems and processes effectively and we believe give us competitive advantages in developing innovative technologies to provide customer management services to our clients. Our existing patents were issued between January 2001 and January 2017 and generally have a life of 20 years. Additional applications for U.S. patents currently are pending.

Our name and logo are protected by their historic use and by trademarks and service marks that are registered or pending in the U.S. Patent and Trademark Office and under the laws of more than 82 foreign countries.

EMPLOYEES

As of December 31, 2017, we employed approximately 115,000 employees across the globe. Our clients benefit from our worldwide workforce located in the United States, the Philippines, India, Germany, the United Kingdom, Canada, Tunisia, Costa Rica, the Dominican Republic, Colombia, Egypt, France, Ireland, Italy, Poland, Romania, China, Malaysia, El Salvador, Honduras, Nicaragua, Bulgaria, Hungary, the Netherlands, Spain, Sweden, Australia, Indonesia, Mauritius, Singapore, South Africa, and the United Arab Emirates.

COMPETITION

The market in which we operate is highly competitive. We compete based on quality of service, breadth and depth of capabilities, scope of geographic reach, price, and timely and flexible service. Our primary competitors include other customer management companies, such as Atento SA (ATTO), Conduent Inc. (CNDT), Sykes Enterprises Inc. (SYKE), Synnex Corporation (SNX), Teleperformance (RCF), TeleTech Holdings Inc. (TTEC) and Alorica. In addition, niche providers or new entrants can enter the market by developing new systems or services that could impact our business. We also compete with in-house alternatives to customer management outsourcing at certain of our clients.

Convergys Corporation 2017 Annual Report 3

ITEM 1A. RISK FACTORS

Changes in the volume, geographic location and type of outsourcing services demanded by our clients may adversely affect our business, results of operations and financial condition.
Our revenues depend, in large part, on the volume, geographic location and type of outsourcing services demanded. Outsourcing involves companies contracting with a third party, such as Convergys, to provide customer management services rather than performing such services in-house. Customer management services can be provided in different geographies and through different service channels. While we have the capacity to provide multi-channel services in countries across the globe, changes in the type of services utilized and the geographic location where the services are provided can impact our revenues and profitability. There can be no assurance that the current demand for outsourcing will continue or grow, that organizations will not elect to perform such services in-house, or that clients will not elect to move outsourcing services to lower-cost or lower-margin geographies or customer contact channels.
During 2017, we experienced significant fluctuations in call volumes, particularly in our communications and technology verticals, which adversely affected our revenue. In particular, certain of our largest clients shifted work to lower-cost geographies, consolidated programs or moved programs in-house, or reduced volumes through a focus on transaction automation. We expect to continue to experience volatility with certain of our largest communications and technology clients in 2018, and the shift in client demand from customer voice experience solutions toward digital customer experience solutions may increase as digital solutions become more effective at resolving customers’ needs.
Our failure to anticipate and respond successfully to changes in the demand for outsourcing services or a significant decline in the demand for outsourcing services could have a material adverse effect on our financial condition and results of operations.
Economic and market conditions in our customers’ industries may adversely affect our business, results of operations and financial condition.
Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. Economic slowdowns in some markets, particularly the United States, may cause reductions in spending by our clients, which may impede our ability to maintain existing business or develop new business and adversely impact our results of operations and financial condition. Our revenues also depend on our clients’ success and the performance of their products. If our clients or their programs are unsuccessful, the amount of business that they outsource, the prices that they are willing to pay for outsourcing or the revenues generated by our contracts may decline. Conversely, our clients’ resolution of technical problems with their products or development of simpler products may result in a reduction in customer care contacts and a reduction in their demand for outsourced customer care services. A reduction in the amount of business we receive from our clients could result in stranded capacity and costs and adversely affect our business, results of operations and financial condition.
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
Our three largest clients collectively represented 29.5% of our revenue in 2017. At any given time, we typically have multiple work orders or contracts with our largest customers. Clients may have the right to terminate work orders or contracts for convenience or may have risk tolerances that limit how much business they retain with a single service provider. While we would not expect all work orders or contracts to terminate at the same time, the loss of one or more of the larger work orders or contracts with one of our largest clients could adversely affect our business, results of operations and financial condition if the lost revenues are not replaced with profitable revenues from that client or other clients.
Our business is substantially dependent on the global communications industry.
Approximately half of our revenue in 2017 was received from customers operating in the global communications industry. At times, this industry has experienced significant fluctuations in growth rates and capital investment, and predicting future performance in this industry is challenging. General economic weakness or a slowdown in the communications industry could result in a loss of business and adversely affect our revenues and earnings. In addition, the communications industry has experienced significant consolidation in recent years. If this consolidation continues, we may lose business from existing clients following a merger or acquisition, as a result of a change in our client’s outsourcing strategy or a reduction in the amount of business given to any one vendor by the client. The loss of business from one or more of our clients could have an adverse effect on our business, results of operations and financial condition if the lost revenues are not replaced with profitable revenues from other clients.
A protracted search for a new Chief Executive Officer could affect our ability to attract and retain clients and employees and have an adverse effect on our business and results of operations.

On January 25, 2018, we announced that Andrea Ayers will transition from her role as President and Chief Executive Officer following a nearly 30-year career at the Company. Our Board of Directors has initiated a search process to identify Ms. Ayers’ successor, but there can be no assurance that a skilled candidate will be identified and retained on a timely basis. The failure to complete the search successfully and promptly may adversely affect our client relationships and cause us to lose business to competitors. Our ability to attract, retain and motivate talented employees, including other members of our senior management team, may also be impaired during the search for a new Chief Executive Officer. The success of our business depends, in part, on the leadership and performance of our senior management team and key employees, and the loss of one or more of these employees could have an adverse effect on our business and results of operations.

The markets in which we operate include a large number of service providers and are highly competitive.

We operate in highly competitive markets. Many of our competitors are expanding the services they offer in an attempt to gain additional business, and clients may consider in-house options as alternatives to outsourcing. Niche providers or new entrants can enter markets by developing new systems or services that could impact our business. The opportunity for new entrants in the industry may expand as some customer care services shift from voice engagement to digital engagement. New competitors, new strategies by existing competitors or clients, alliances among competitors or mergers could result in significant market share gain by our competitors, which could have an adverse effect on our revenues.

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

The use of technology in our industry has and will continue to expand and change rapidly. Increasingly, clients seek digital solutions as a suite of multi-channel customer care offerings to meet their customers’ expectations. Our future success depends, in part, upon our ability to help clients optimize adoption of digital solutions, as well as our development, acquisition and implementation of solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences. We may incur significant expenses in an effort to keep pace with customer preferences for technology or to gain a competitive advantage through technological expertise or new technologies.

We may be unsuccessful at anticipating or responding to new developments on a timely and cost-effective basis, and our use of technology may differ from accepted practices in the marketplace. Moreover, our responses to new technology and changing client preferences may result in short-term volatility in our results of operations as we seek to further augment our digital portfolio and expand the portion of our business comprised of digital offerings. If we cannot offer new technologies as quickly or efficiently as our competitors, or if our competitors develop more cost-effective or client-preferred technologies, it could have a material adverse effect on our ability to obtain and complete customer engagements, which could adversely affect our business and growth plans.
Our pursuit of acquisitions to grow our business presents certain risks to our business and operations.
We have made, and in the future may make, acquisitions of or investments in companies, technologies or products in existing, related or new markets. Business combinations, acquisitions and investments involve numerous risks that vary depending on the scale and nature of the transaction, including, among other things, that:

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
While we take measures to protect the security of, and prevent unauthorized access to, our systems and personal and proprietary information, the security controls for our systems, as well as other security practices we follow, may not prevent improper access to, or disclosure of, personally identifiable or proprietary information. Furthermore, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. The General Data Protection Regulation (GDPR) in Europe and the Data Privacy Act in Philippines have resulted, and will continue to result, in increased compliance costs. Our failure to adhere to or successfully implement processes in response to these and other changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, financial condition and results of operations.
Interruption of our data centers and contact centers could have a material adverse effect on our business.
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
The software we use to conduct our business is highly complex and may, from time to time, contain design defects, coding errors or other software errors that may be difficult to detect or correct. Design defects, coding errors or other software errors may delay software introductions or operations implementations, reduce the satisfaction level of our clients, impact our operational performance or prevent us from complying with our commercial agreements and may have a material adverse effect on our business and results of operations.
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
While most of our contracts are priced in U.S. dollars, we recognize a substantial amount of revenue under contracts that are denominated in euros, British pounds, Australian dollars and Canadian dollars. A significant increase in the value of the U.S. dollar relative to these currencies may have a material adverse impact on the value of those revenues when translated to U.S. dollars.
Additionally, we serve an increasing number of our U.S.-based clients using contact center capacity outside of the United States. Although our contracts with U.S.-based clients are typically priced in U.S. dollars, a substantial portion of our costs to deliver services under these contracts are denominated in the local currency of the country where services are provided. We also have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. Although we enter into hedging contracts in certain currencies to limit our potential foreign currency exposure, a significant decrease in the value of the contractual currency, relative to the currencies where services are provided, could have a material adverse impact on our operating results that are not fully offset by gains realized under our hedging contracts.
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
Due to the global nature of our operations, we are subject to the complex and varying tax laws and rules of several jurisdictions and have material tax-related contingent liabilities that are difficult to predict or quantify. In preparing our financial statements, we calculate our effective income tax rate based on current tax laws and regulations and our estimated taxable income within each of these jurisdictions. The United States recently adopted tax reform legislation commonly known as the Tax Cuts and Jobs Act, which will increase our effective income tax rate by imposing a new tax regime impacting our non-U.S. operations. The U.S. tax changes also provide flexibility related to repatriating non-U.S. earnings to the United States without additional U.S. taxation, and as a result, we have changed classification of certain earnings that were previously deemed to be permanently reinvested offshore and recorded deferred tax liabilities for the associated withholding taxes. Beginning in 2018, we expect to repatriate more of our future non-U.S. earnings to the United States and will pay non-U.S. withholding taxes associated with such repatriation. Other changes in tax laws or regulations in the jurisdictions in which we do business, including the United States, or changes in how the Tax Cuts and Jobs Act or other tax laws are implemented or interpreted, could further increase our effective tax rate, further restrict our ability to repatriate undistributed offshore earnings, or impose new restrictions, costs or prohibitions on our current practices and reduce our net income and adversely affect our cash flows.
We are also subject to tax audits, including with respect to transfer pricing, in the United States and other jurisdictions and our tax positions may be challenged by tax authorities. Although we believe that our current tax provisions are reasonable and appropriate, there can be no assurance that these items will be settled for the amounts accrued, that additional tax exposures will not be identified in the future or that additional tax reserves will not be necessary for any such exposures. Any increase in the amount of taxation incurred as a result of challenges to our tax filing positions could result in a material adverse effect on our business, results of operations and financial condition.

Our outstanding convertible debentures are convertible at the option of the holders, and significant conversions in any single quarter could have an adverse effect on our results of operations, liquidity or cash flows.
Our outstanding 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) are convertible at the option of the holders upon certain events or following the satisfaction of certain conditions, including during any calendar quarter if the last reported sales price of the Company’s common shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price for the 2029 Convertible Debentures on each applicable trading day (the Sales Price Condition). The Sales Price Condition has been satisfied each quarter since the first quarter of 2013. The 2029 Convertible Debentures are also convertible following our issuance of a redemption notice with respect to the debentures, which we have the right to do commencing on September 15, 2019, if certain trading conditions of the Company’s common shares are satisfied.
As a result of the satisfaction of the Sales Price Condition as of December 31, 2017, the $125.0 aggregate principal amount outstanding of 2029 Convertible Debentures are currently convertible. Upon conversion, the Company is required to pay cash up to the aggregate principal amount of the 2029 Convertible Debentures converted and pay or deliver, as the case may be, cash, common shares of the Company or a combination of cash and common shares of the Company, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2029 Convertible Debentures converted. As of December 31, 2017, the fair value of the 2029 Convertible Debentures was $274.5.
We cannot predict the aggregate principal amount of 2029 Convertible Notes that will be presented by holders for conversion during any quarter. Significant conversions in any single quarter could have an adverse effect on our results of operations, liquidity or cash flows.
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
Our business is subject to many laws and regulatory requirements in the United States and the foreign countries in which we operate, covering such matters as labor relations, health care, trade restrictions, tariffs, taxation, sanctions, data privacy, consumer protection (including the method and timing of placing outbound telephone calls and the recording or monitoring of telephone calls), internal and disclosure control obligations, governmental affairs and immigration. Many of these regulations, including those related to data privacy, change frequently and sometimes conflict among the various jurisdictions and countries in which we provide services. Violations of any laws and regulations to which we are subject, including failing to adhere to or successfully implement processes in response to changing regulatory requirements, could result in liability for damages, fines, criminal prosecution, unfavorable publicity and damage to our reputation, and restrictions on our ability to operate, which could have a material adverse effect on our business, results of operations and financial condition.
In particular, because a substantial portion of our operating costs consist of labor costs, changes in governmental regulations relating to wages, severance, healthcare and other benefits or employment taxes, or violations of such regulations, could have a material adverse effect on our business, results of operations or financial condition.
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
We also may experience short- or long-term fluctuations in client demand for services performed in one or more of our contact centers. A short-term decline in demand may result in less than optimal site utilization for a period of time, while a long-term decline in demand may result in site closures. We may also face difficulty in attracting and retaining employees due to wage pressures in certain markets. As a result, we may not achieve or maintain targeted site utilization levels or site utilization levels may decrease from time to time, and our profitability may suffer as a result.
If we are unable to hire and retain qualified personnel, our ability to execute our business plans could be impaired and our revenues could decrease.
We employ approximately 115,000 employees worldwide. From time to time, we experience difficulties in hiring personnel with the desired levels of training or experience. Additionally, quality service depends on our ability to retain employees and control personnel turnover. Any increase in our employee turnover rate could increase recruiting and training costs and could decrease operating effectiveness and productivity. We may be unable to continue to hire, train and retain a sufficient number of qualified personnel to adequately staff new client projects.
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
We continually evaluate ways to reduce our operating expenses and adapt to changing industry and market conditions through new restructuring opportunities, including more effective utilization of our assets, workforce, and operating facilities. We have recorded restructuring charges in the past related to involuntary employee terminations, facility closures, and other restructuring activities, and we may incur material restructuring charges in the future. The risk that we incur material restructuring charges may be heightened during economic downturns, if clients’ demand, preferences or expectations change rapidly, or with expanded global operations.
We may incur non-cash goodwill impairment charges in the future.
As a result of past acquisitions, we carry a significant goodwill balance on our balance sheet. We test goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Although no indications of an impairment have been identified, there can be no assurance that we will not incur impairment charges in the future, particularly in the event of a prolonged economic slowdown. A significant goodwill impairment could have a material adverse effect on our results of operations. See Note 6 of the Notes to Consolidated Financial Statements.
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

Convergys Corporation 2017 Annual Report 4

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 201 East Fourth Street, Cincinnati, Ohio 45202, and the telephone number at that address is (513) 723-7000. We own office facilities in Jacksonville, Florida; Pueblo, Colorado; Ogden, Utah; and Orlando, Florida.

We lease space for our corporate headquarters, offices, data centers and contact centers. Domestic facilities are located in Arizona, Colorado, Florida, Georgia, Idaho, Iowa, Kansas, Kentucky, Massachusetts, Minnesota, Missouri, Nebraska, New Mexico, New York, North Carolina, Ohio, Oregon, Tennessee, Texas, Utah, Virginia and Wisconsin. International facilities are located in Brazil, Bulgaria, Canada, China, Colombia, Costa Rica, Dominican Republic, Egypt, El Salvador, France, Germany, Honduras, Hungary, India, Indonesia, Ireland, Italy, Malaysia, Mauritius, the Netherlands, Nicaragua, the Philippines, Poland, Romania, Spain, Sweden, Tunisia, the United Arab Emirates, and the United Kingdom. Upon the expiration or termination of any such leases, we believe we could obtain comparable office space.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

As of February 21, 2018, our Executive Officers were:

Name	Age	Title
Andrea J. Ayers (a)	54	President and Chief Executive Officer
Andre S. Valentine	54	Chief Financial Officer
Jarrod B. Pontius	46	General Counsel and Chief Administrative Officer
Cormac J. Twomey	48	Chief Commercial Officer
(a) Member of the Board of Directors

Officers are appointed annually, but are removable at the discretion of the Board of Directors.

ANDREA J. AYERS, President and Chief Executive Officer since November 2012; President and Chief Operating Officer, Customer Management, 2010-2012; President, Customer Management, 2008-2012; President, Relationship Technology Management, 2007-2008; President, Government and New Markets, 2005-2007. On January 25, 2018, the Company announced that Ms. Ayers will transition from her role as President and Chief Executive Officer. The Company’s Board of Directors has initiated a search process to identify Ms. Ayers’ successor, and she will continue to lead the Company in her current role for transition purposes.

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

CORMAC J. TWOMEY, Chief Commercial Officer since October 2017; Senior Vice President, EMEA and Intelligent Contact, 2014-2016; Managing Director, Stream Global Services, 2013-2014; Senior Vice President, Sales and Client Management EMEA, Stream Global Services, 2011-2013.

Convergys Corporation 2017 Annual Report 5

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Convergys Corporation’s common shares, without par value, are listed on the New York Stock Exchange under the symbol “CVG.” As of January 31, 2018, there were 6,169 holders of record of the 91,618,405 common shares of Convergys outstanding.

The high, low and closing prices of our common shares for each quarter in 2017 and 2016 are listed below:

Quarter	1st	2nd	3rd	4th
2017
High	$26.60	$25.00	$26.08	$26.66
Low	20.15	20.60	22.91	22.73
Close	21.15	23.78	25.89	23.50
2016
High	$27.84	$28.54	$30.92	$30.42
Low	22.53	24.30	24.78	23.87
Close	27.77	25.00	30.42	24.56

During 2017 and 2016, the Company’s Board of Directors declared the following dividends per common share, which were paid by the Company on the payment dates listed below:

Announcement Date	Record Date	Dividend Amount	Payment Date
February 23, 2016	March 24, 2016	$0.08	April 8, 2016
May 9, 2016	June 24, 2016	$0.09	July 8, 2016
August 8, 2016	September 23, 2016	$0.09	October 7, 2016
November 8, 2016	December 23, 2016	$0.09	January 6, 2017
February 22, 2017	March 24, 2017	$0.09	April 7, 2017
May 8, 2017	June 23, 2017	$0.10	July 7, 2017
August 8, 2017	September 22, 2017	$0.10	October 6, 2017
November 7, 2017	December 22, 2017	$0.10	January 5, 2018

On February 21, 2018, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.10 per common share to be paid on April 6, 2018 to shareholders of record as of March 23, 2018.

The Board expects that future cash dividends will be paid on a quarterly basis. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on the Company’s future earnings, cash flow, financial condition, financial covenants and other relevant factors.

We repurchased 3.4 of our common shares for $81.6 during 2017, as summarized in the following table:

	Shares repurchased	Average price per share
January 2017	254,598	$25.43
February 2017	257,000	24.22
March 2017	430,300	21.10
April 2017	337,600	21.68
May 2017	319,300	23.63
June 2017	293,100	24.26
July 2017	291,614	23.94
August 2017	354,300	23.49
September 2017	266,100	24.61
October 2017	262,000	25.95
November 2017	241,700	24.12
December 2017	139,200	23.99
Total	3,446,812	$23.67

All share repurchases were made pursuant to publicly announced programs. At December 31, 2017, the Company had the authority to repurchase $61.5 of outstanding common shares pursuant to the Board of Directors’ most recent share repurchase authorization of $250.0 in August 2015. The timing and terms of any future transactions will depend on a number of considerations including market conditions, our available liquidity and capital needs, and limits on share repurchases that may be applicable under the covenants in our credit agreement.

Performance Graph
The following Performance Graph compares, for the period from December 31, 2012 through December 31, 2017, the percentage change of the cumulative total shareholder return on the Company’s common shares with the cumulative total return of the S&P Midcap 400 Index, and a Peer Group. The Peer Group consists of our peer companies listed below.

	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16	Dec-17
Convergys Corporation	$100	$130	$127	$158	$158	$153
S&P Midcap 400	$100	$134	$147	$143	$173	$201
Peer Group	$100	$157	$172	$209	$233	$320

The Peer Group consists of Sykes Enterprises Inc., Teleperformance, Teletech Holdings Inc. and Atento SA.

Convergys Corporation 2017 Annual Report 6

ITEM 6. SELECTED FINANCIAL DATA

(Amounts in millions except per share amounts)	2017	2016	2015	2014	2013
RESULTS OF OPERATIONS
Revenues	$2,792.1	$2,913.6	$2,950.6	$2,855.5	$2,046.1
Costs and expenses (1)	2,594.9	2,699.0	2,745.9	2,691.7	1,886.7
Operating Income	197.2	214.6	204.7	163.8	159.4
Other income (expense), net	0.9	(10.6)	(9.5)	(15.2)	(16.9)
Interest expense	(18.3)	(18.1)	(18.2)	(19.3)	(11.5)
Income before Income Taxes	179.8	185.9	177.0	129.3	131.0
Income tax expense (2)	58.4	52.9	8.6	12.8	72.5
Income from Continuing Operations, net of tax	121.4	133.0	168.4	116.5	58.5
Income from Discontinued Operations (3)	—	10.0	0.6	3.5	2.4
Net Income	$121.4	$143.0	$169.0	$120.0	$60.9
Basic Earnings Per Common Share:
Continuing Operations	$1.30	$1.39	$1.72	$1.16	$0.57
Discontinued Operations	—	0.10	0.01	0.03	0.02
Basic Earnings Per Common Share	$1.30	$1.49	$1.73	$1.19	$0.59
Diluted Earnings Per Common Share:
Continuing Operations	$1.22	$1.30	$1.60	$1.10	$0.54
Discontinued Operations	—	0.10	0.01	0.03	0.02
Net Diluted Earnings Per Common Share	$1.22	$1.40	$1.61	$1.13	$0.56
Weighted Average Common Shares Outstanding:
Basic	93.2	95.8	98.1	100.7	103.3
Diluted	99.9	102.5	104.7	106.2	109.2
FINANCIAL POSITION
Total Assets	$2,414.7	$2,371.8	$2,356.6	$2,416.1	$1,956.7
Total debt and capital lease obligations	268.6	298.8	339.3	375.9	61.1
Shareholders’ Equity	1,377.7	1,315.9	1,276.2	1,227.2	1,224.1
OTHER DATA
Net cash flows provided by operating activities
Operating activities of continuing operations	$263.0	$305.4	$249.3	$261.0	$208.4
Operating activities of discontinued operations	—	—	—	—	1.6
	$263.0	$305.4	$249.3	$210.0	$210.0
Net cash flows (used in) provided by investing activities
Investing activities of continuing operations	($57.8)	($225.7)	($108.4)	($850.5)	($36.6)
Investing activities of discontinued operations	—	—	—	—	1.0
	($57.8)	($225.7)	($108.4)	($850.5)	($35.6)
Net cash flows (used in) provided by financing activities
Financing activities of continuing operations	($150.3)	($145.6)	($135.1)	$207.6	($148.3)
	($150.3)	($145.6)	($135.1)	$207.6	($148.3)
Adjusted EBITDA (4)	$351.2	$365.6	$375.0	$356.9	$250.6
Adjusted diluted earnings per common share from continuing operations (4)	$1.87	$1.84	$1.76	$1.60	$1.10
Adjusted free cash flow (4)	$208.7	$225.3	$153.4	$208.1	$146.2

(1)
Costs and expenses include restructuring charges of $23.2, $3.7, $7.2, $1.7 and $5.4 in 2017, 2016, 2015, 2014 and 2013, respectively; gain on sale of real estate of $1.6 in 2014; asset impairment loss of $1.5 in 2013; and transaction and integration expenses of $3.8, $6.5, $11.3 and $37.7 in 2017, 2016, 2015 and 2014, respectively.

(2)
Income tax expense in 2017 includes expense of $32.3 as a result of the enactment of the 2017 Tax Act. Income tax expense in 2016 includes expense of $20.3 associated with the restructuring of the Company’s legal entity structure and the repatriation of earnings into primarily non-U.S. jurisdictions that provide the Company with increased flexibility to manage its strategic priorities. Income tax expense in 2016 also includes expense of $1.3 associated with the repatriation of certain non-U.S. earnings in connection with the Company’s acquisition of buw. Income tax expense in 2013 includes $46.4 of expense to record the deferred tax liability associated with a change in classification for a portion of undistributed earnings of the Company’s non-U.S. subsidiaries. Income tax expense in 2015 and 2014 includes benefits of $1.8 and $6.0, respectively, for changes in estimates related to tax previously accrued for the repatriation of non-U.S. earnings. Income tax expense in 2015 also includes tax benefits of $22.4 associated with the expiration of statutes of limitations for previously uncertain tax positions and favorable resolutions of tax audits.

(3)	Discontinued operations includes the historical financial results of the Information Management business that was divested during 2012.

(4)
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

•
EBITDA is calculated as income from continuing operations, net of tax, plus interest expense, tax expense, depreciation and amortization. Adjusted EBITDA further excludes certain acquisition-related costs and other discrete items, including pension settlement charges and charges associated with Company-wide restructuring initiatives. EBITDA and adjusted EBITDA should not be considered in isolation or as a substitute for income from continuing operations, net of tax or other income statement data prepared in accordance with U.S. GAAP, and our presentation of EBITDA and adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

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

Convergys Corporation 2017 Annual Report 7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in millions except per share amounts)

BACKGROUND

Convergys Corporation is a global leader in customer experience outsourcing, focused on bringing value to our clients through every customer interaction. We provide integrated agent, analytics and technology solutions with operational excellence that we believe deliver superior business growth, care and support for our clients on a global scale. Convergys has approximately 115,000 employees working in 33 countries, interacting with our clients’ customers in 58 languages. As a global provider in the industry, Convergys has a history of commitment and dedication to excellence in serving many of the world’s largest brands. Our business model allows us to deliver consistent, quality service, at scale in the geographies that meet our clients’ business needs. We proactively partner to solve client business challenges through our account management model. Our geographic footprint and comprehensive capabilities help leading companies create brand-differentiated customer experiences across all interaction channels to generate revenue and reduce their cost to serve. We are a well-capitalized leader in our market and are able to invest in the services, technology, and analytics that matter to our clients and their customers.

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

Agent-related revenues, which accounted for more than 95% of our revenues for 2017, are typically recognized as services are performed based on staffing hours or the number of contacts handled by service agents using contractual rates. Remaining revenues are derived from the sale of premise-based and hosted self-care and technology solutions and provision of professional services. Revenues from the sale of these solutions and provision of services are typically recognized as services are provided over the duration of the contract using contractual rates.

RESULTS OF OPERATIONS

Revenues

	2017	2016	% Change 17 vs. 16	2015	% Change 16 vs. 15
Revenues:
Communications	$1,274.0	$1,442.1	(12)	$1,577.4	(9)
Technology	570.7	623.8	(9)	618.6	1
Financial Services	237.4	217.5	9	209.1	4
Other	710.0	630.2	13	545.5	16
Total Revenues	$2,792.1	$2,913.6	(4)	$2,950.6	(1)

During 2017, we experienced significant fluctuations in call volumes, particularly in our communications and technology verticals, which adversely affected our revenues. In particular, certain of our largest clients shifted work to lower-cost geographies, consolidated programs or moved programs in-house, or reduced volumes through process simplification. We expect to continue to experience volatility with certain of our largest communications and technology clients in 2018, including a decline of approximately 5% to 6% of total company revenue from our largest two clients.

2017 vs. 2016
Consolidated revenues for 2017 were $2,792.1, a 4% decrease from $2,913.6 in 2016. Revenues for the acquired buw operations increased revenues by approximately 3%, due to an additional seven months of ownership during 2017 in comparison to 2016. Revenues from communications clients decreased 12% from the prior year, reflecting a shift of volumes to lower cost geographies and consolidation of certain programs with our two largest clients, as well as volume decreases with certain other existing clients. These decreases were partially offset by revenues from a new communications client and increased revenues from the acquired buw operations. Revenues from technology clients decreased 9% from the prior year due to volume decreases with certain existing clients, partially offset by volume growth with other clients. Revenues from financial services clients increased 9% from the prior year primarily due to revenue from a new client and volume increases with several existing clients, as well as increased revenues from the acquired buw operations, partially offset by volume declines with certain clients. Other revenues increased 13% from the prior year. This increase is attributable to volume increases and new programs with existing clients, as well as revenues from a new client and increased revenues from the acquired buw operations.

2016 vs. 2015
Consolidated revenues for 2016 were $2,913.6, a 1% decrease from $2,950.6 in 2015. Revenues for the acquired buw operations increased revenues by approximately 2%, primarily within the communications and other verticals. Changes in currency exchange rates resulted in reduced revenues of approximately 1% in 2016 as the U.S. dollar strengthened relative to the British pound, Australian dollar, Canadian dollar and the euro. Revenues from communications clients decreased 9% from the prior year, reflecting volume declines, program completions with certain existing clients and the loss of a client, as well as unfavorable currency exchange rate impacts, partially offset by revenues from the acquired buw operations. Revenues from technology clients increased 1% from the prior year, due to volume increases and new programs with existing clients, partially offset by program completions and unfavorable currency exchange rate impacts. Revenues from financial services clients increased 4% from the prior year primarily due to volume increases with several existing clients and revenue from the acquired buw operations, partially offset by the loss of a client. Other revenues increased 16% from the prior year. This increase is attributable to volume increases and new programs with existing clients, as well as revenue from the acquired buw operations.

Operating Costs and Expenses

	2017	2016	% Change 17 vs. 16	2015	% Change 16 vs. 15
Operating Costs:
Cost of providing services and products sold	$1,734.9	$1,843.1	(6)	$1,871.9	(2)
Selling, general and administrative	699.0	695.4	1	687.0	1
Depreciation	105.1	122.2	(14)	141.5	(14)
Amortization	28.9	28.1	3	27.0	4
Restructuring	23.2	3.7	NM	7.2	(49)
Transaction and integration costs	3.8	6.5	(42)	11.3	(42)
Total costs and expenses	$2,594.9	$2,699.0	(4)	$2,745.9	(2)

2017 vs. 2016
Consolidated total operating costs and expenses for 2017 of $2,594.9 decreased 4% from $2,699.0 in the prior year. Operating costs associated with the acquired buw operations increased total costs and expenses by approximately 3%, due to an additional seven months of ownership during 2017 in comparison to 2016. Changes in currency exchange rates reduced operating costs and expenses by approximately 2% in 2017. Total operating costs and expenses for 2017 and 2016 included charges for integration-related expenses of $3.8 and $3.3, respectively, associated with the acquisition of buw. Operating costs for 2016 also included charges for transaction-related expenses of $3.2 related to the acquisition of buw. As a percentage of revenues, the cost of providing services and products sold was 62.1% for 2017, compared to 63.3% for 2016. The decrease in 2017 was largely due to the timing and location of certain program implementations. Selling, general and administrative expenses of $699.0 in 2017 increased 1% compared to the prior year. This increase was largely due to increased expense from the acquired buw operations due to an additional seven months of ownership, partially offset by savings realized from our 2017 company-wide restructuring program. As a percentage of revenue, selling, general and administrative expense was 25.0% in 2017, compared to 23.9% in 2016. Depreciation expense of $105.1 decreased $17.1 from the prior year, while amortization expense of $28.9 increased $0.8. The decrease in depreciation expense resulted from the timing of certain assets becoming fully depreciated, as well as lower depreciation from the fair value write-up of property and equipment acquired from SGS Holdings, Inc. (Stream).

2016 vs. 2015
Consolidated total operating costs and expenses for 2016 of $2,699.0 decreased 2% from $2,745.9 in the prior year. Operating costs associated with the acquired buw operations increased total costs and expenses by approximately 2% in 2016. Changes in currency exchange rates reduced operating costs and expenses by approximately 2% in 2016. Total operating costs and expenses for 2016 and 2015 included charges for integration-related expenses of $3.3 and $11.3, respectively associated with the acquisitions of buw and Stream. Operating costs for 2016 also included charges for transaction-related expenses of $3.2 related to the acquisition of buw. As a percentage of revenues, the cost of providing services and products sold was 63.3% in 2016 compared to 63.4% in 2015. The slight decrease in 2016 was largely due to the timing and location of certain program implementations. Selling, general and administrative expenses of $695.4 increased 1% compared to the prior year. This increase was largely due to expenses from the acquired buw operations, partially offset by currency exchange impacts and lower incentive compensation expense. As a percentage of revenues, selling, general and administrative expense was 23.9% in 2016, compared to 23.3% in 2015. Depreciation expense of $122.2 decreased $19.3 from the prior year, while amortization expense of $28.1 increased $1.1. The decrease in depreciation expense resulted from the timing of certain assets becoming fully depreciated, as well as lower depreciation form the fair value write-up of property and equipment acquired from Stream. The increase in amortization expense resulted from acquired intangible assets from the buw acquisition.

Operating Income and Adjusted Operating Income (a non-GAAP measure)

In order to assess the underlying operational performance of the continuing operations of the business and to have a basis to compare underlying results to prior and future periods, we provide the non-GAAP measures, Adjusted Operating Income and Adjusted Operating Margin (Adjusted Operating Income divided by Total Revenues), in the table below. For the years ended December 31, 2017, 2016 and 2015, Adjusted Operating Income and Adjusted Operating Margin exclude the following operating charges:

1.	Amortization of acquired intangible assets of $28.9, $28.1, and $27.0 in 2017, 2016 and 2015, respectively;

2.	Restructuring charges of $12.8 in 2017, associated with a company-wide initiative to reduce headcount and better align the Company’s resources, principally for corporate functions;

3.	Acquisition integration expenses of $3.8, $3.3 and $11.3 in 2017, 2016 and 2015, respectively, primarily related to fees for third-party consulting services and severance expense;

4.	Depreciation of $3.2, $8.6 and $19.1 in 2017, 2016 and 2015, respectively, resulting from the fair value write-up of property and equipment acquired through business combinations;

5.	Transaction expenses of $3.2 in 2016 associated with Convergys’ acquisition of buw. These expenses related to fees paid for third-party consulting services.

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

	2017	2016	% Change 17 vs. 16	2015	% Change 16 vs. 15
Operating Income	$197.2	$214.6	(8)	$204.7	5
Operating Margin	7.1%	7.4%		6.9%
Amortization of acquired intangible assets	28.9	28.1	3	27.0	4
Company-wide restructuring	12.8	—	100	—	—
Integration-related expenses	3.8	3.3	15	11.3	(71)
Depreciation of property & equipment write-up	3.2	8.6	(63)	19.1	(55)
Transaction-related expenses	—	3.2	100	—	100
Adjusted Operating Income (a non-GAAP measure)	$245.9	$257.8	(5)	$262.1	(2)
Adjusted Operating Margin	8.8%	8.8%		8.9%

2017 vs. 2016
Consolidated operating income was $197.2 in 2017 compared to operating income of $214.6 in 2016. Excluding the impacts of the operating charges discussed above, consolidated adjusted operating income for 2017 was $245.9 compared to $257.8 in 2016.

2016 vs. 2015
Consolidated operating income was $214.6 in 2016 compared to operating income of $204.7 in 2015. Excluding the impacts of the operating charges discussed above, consolidated adjusted operating income for 2016 was $257.8 compared to $262.1 in 2015.

Non-Operating Items

	2017	2016	% Change 17 vs. 16	2015	% Change 16 vs. 15
Operating Income	$197.2	$214.6	(8)	$204.7	5
Other income (expense), net	0.9	(10.6)	NM	(9.5)	12
Interest expense	(18.3)	(18.1)	1	(18.2)	(1)
Income before Income Taxes	$179.8	$185.9	(3)	$177.0	5

2017 vs. 2016
Other income was $0.9 in 2017 compared to other expense of $10.6 in 2016. This difference was primarily due to lower pension expense (including settlement charges), increased interest income and favorable foreign currency exchange gains in 2017.

2016 vs. 2015
Other expense was $10.6 in 2016 compared to other income of $9.5 in 2015. This difference was primarily due to changes in foreign exchange gains and losses.

Income Taxes

	2017	2016	% Change 17 vs. 16	2015	% Change 16 vs. 15
Income before Income Taxes	$179.8	$185.9	(3)	$177.0	5
Income tax expense	58.4	52.9	10	8.6	NM
Income from Continuing Operations, net of tax	$121.4	$133.0	(9)	$168.4	(21)

2017 vs. 2016
Our effective tax rate on net income from continuing operations was 32.5% in 2017 compared to 28.5% in 2016. The effective tax rate in 2017 was primarily impacted by a $34.1 net increase in income tax expense as a result of the enactment of the Tax Cuts and Jobs Act, as well as a shift in geographic mix of worldwide income. The effective tax rate in 2016 was impacted by $20.3 of expense associated with the restructuring of the Company’s legal entity structure and repatriation of earnings into primarily non-U.S. jurisdictions to provide the Company with increased flexibility to manage its strategic priorities. The impact of the restructuring on liquidity was not material. Further, the impact of the restructuring is not expected to have a material impact on our liquidity, expected effective tax rates, or tax filing positions in 2018. The effective tax rate in 2016 was also impacted by $1.3 of expense associated with the repatriation of certain non-U.S. earnings in connection with the Company’s acquisition of buw.

2016 vs. 2015
Our effective tax rate on net income from continuing operations was 28.5% in 2016, compared to 4.9% in 2015. The effective tax rate in 2016 is primarily impacted by tax expense of $20.3 in 2016 associated with the restructuring of the Company’s legal entity structure and repatriation of earnings into primarily non-U.S. jurisdictions to provide the Company with increased flexibility to manage its strategic priorities, as well as a shift in geographic mix of worldwide income and $1.3 of expense associated with the repatriation of certain non-U.S. earnings in connection with the Company’s acquisition of buw. The effective tax rate in 2015 was impacted by a $22.4 benefit resulting from a favorable resolution of certain tax audits and the expiration of statutes of limitations for previously uncertain tax positions.

U.S. Tax Reform

On December 22, 2017, the United States adopted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Act”), which is generally effective January 1, 2018. The 2017 Tax Act includes a number of changes to U.S. tax law, including lowering the U.S. corporate federal income tax rate from a maximum of 35% to 21% and changing or limiting certain tax deductions. In addition, the 2017 Tax Act alters the landscape of taxation of non-U.S. operations and provides immediate deductions for certain new investments, among other provisions.

We have reasonably estimated the effects of the 2017 Tax Act to be an increase in income tax expense of $34.1. We recorded the $34.1 income tax expense as a provisional estimate of the 2017 Tax Act in the consolidated financial statements as of December 31, 2017. The significant components of this expense include (i) the remeasurement of net deferred tax liabilities at the lower enacted U.S. federal corporate tax rate, which resulted in a net $97.9 decrease in income tax expense; (ii) a $20.3 net tax expense comprised of foreign withholding taxes related to certain non-U.S. earnings subject to repatriation offset by reversal of a deferred tax liability on previously undistributed foreign earnings; and (iii) the deemed repatriation tax on unremitted non-U.S. earnings and profits that were previously tax deferred and other tax impacts of the 2017 Tax Act, which resulted in a $111.7 increase in income tax expense, net of deductions and credits.

The overall net impact of the 2017 Tax Act is expected to result in a net increase in our effective tax rates in future periods. While the reduction in the U.S. federal tax rate from 35% to 21% in 2018 will result in lower income tax expense, other elements of the Act will more than offset this reduction. Elements of the 2017 Tax Act that will cause a net increase in future income tax expense include:

•
The 2017 Tax Act expands the limitation on the deduction of certain executive compensation. This expansion is subject to transition rules that provide relief for previously awarded compensation. We estimate that this deduction limitation will adversely impact our effective rate in future periods.

•
The 2017 Tax Act includes anti-deferral and anti-base erosion provisions, including (i) a new minimum tax on global intangible low-tax income, and (ii) a new tax on certain payments from a corporation subject to U.S. tax to a related foreign corporation that are otherwise deductible. These elements are expected to result in a net increase in our effective tax rate in future periods.

•
The 2017 Tax Act implements a new territorial tax system that allows companies to repatriate certain foreign-sourced earnings without incurring additional U.S. tax by providing for a 100% dividend exemption. The territorial tax system impacts our ability to assert indefinite reinvestment of future foreign earnings and is expected to result in a net increase in our effective tax rate in future periods.

We currently expect that our consolidated adjusted effective tax rate for fiscal 2018 will be approximately 25.0%. Such estimates are based on management’s current assumptions with respect to, among other things, the geographical mix of our earnings, state income tax levels and tax deductions and finalization of the regulations associated with the 2017 Tax Act.

The estimated impacts of the 2017 Tax Act recorded during 2017 as well as the forward-looking estimates are provisional in nature, and we will continue to assess the impact of the 2017 Tax Act and provide additional information and record adjustments through the income tax provision in the relevant period as amounts are known and reasonably estimable during the measurement period. Accordingly, the impact of the 2017 Tax Act may differ from our provisional estimates due to, among other factors, information currently not available, changes in interpretations and the issuance of additional guidance, as well as changes in assumptions we have made, including actions we may take in future periods as a result of the 2017 Tax Act.

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

1.	Non-cash pension settlement charges of $2.5 and $4.8 in 2017 and 2016, respectively;

2.
Net impact to income tax expense of $32.3 in 2017 resulting from the enactment of the 2017 Tax Act, which is comprised of a $34.1 net increase to tax expense partially offset by a $1.8 favorable decreased tax exposure;

3.
Tax expense of $20.3 in 2016 associated with the restructuring of the Company’s legal entity structure and repatriation of earnings into primarily non-U.S. jurisdictions to provide the Company with increased flexibility to manage its strategic priorities; tax expense of $1.3 in 2016 associated with the repatriation of certain non-U.S. earnings in connection with the Company’s acquisition of buw; tax benefit of $1.8 in 2015 to record the deferred tax liability associated with a change in classification for a portion of the undistributed earnings of the Company’s foreign subsidiaries;

4.	Tax benefit of $22.4 in 2015, resulting from the expiration of statutes of limitations for previously uncertain tax positions and favorable resolutions of tax audits.

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

	2017	2016	% Change 17 vs. 16	2015	% Change 16 vs. 15
Income from Continuing Operations, net of tax	$121.4	$133.0	(9)	$168.4	(21)
Total operating charges from above	48.7	43.2	13	57.4	(25)
Income tax impact from total operating charges	(16.9)	(12.1)	40	(16.6)	(27)
Pension settlement charge	2.5	4.8	(48)	—	100
Income tax impact from pension settlement charge	(1.0)	(1.9)	(47)	—	100
Tax provision related to the enactment of the 2017 Tax Act	32.3	—	100	—	—
Tax provision (benefit) related to unremitted non-U.S. earnings	—	21.6	(100)	(1.8)	NM
Release of uncertain tax positions	—	—	—	(22.4)	(100)
Adjusted income from Continuing Operations, net of tax (a non-GAAP measure)	$187.0	$188.6	(1)	$185.0	2

Diluted Earnings per Common Share:
Continuing Operations	$1.22	$1.30	(6)	$1.60	(19)
Impact of net charges above included in Continuing Operations, net of tax	0.65	0.54	20	0.16	NM
Adjusted diluted earnings per common share from Continuing Operations (a non-GAAP measure)	$1.87	$1.84	2	$1.76	5

2017 vs. 2016
Income from continuing operations, net of tax for 2017 was $121.4 compared to $133.0 in 2016, while income from continuing operations per diluted share for 2017 was $1.22 compared to $1.30 in 2016. Excluding the operating charges, pension settlement charges and discrete tax items discussed above, adjusted income from continuing operations, net of tax for 2017 was $187.0, or $1.87 per diluted share, compared to $188.6, or $1.84 per diluted share for 2016.

2016 vs. 2015
Income from continuing operations net of tax for 2016 was $133.0 compared to $168.4 in 2015, while income from continuing operations per diluted share for 2016 was $1.30 compared to $1.60 in 2015. Excluding the operating charges, pension settlement charges and discrete tax items discussed above, adjusted income from continuing operations, net of tax for 2016 was $188.6, or $1.84 per diluted share, compared to $185.0, or $1.76 per diluted share for 2015.

Results of Discontinued Operations, Results of Discontinued Operations per Diluted Share, Net Income and Net Income per Diluted Share

	2017	2016	% Change 17 vs. 16	2015	% Change 16 vs. 15
Income from Continuing Operations, net of tax	$121.4	$133.0	(9)	$168.4	(21)
Income from Discontinued Operations, net of tax benefit of $0.0, $9.2 and $0.4	—	10.0	(100)	0.6	NM
Net Income	$121.4	$143.0	(15)	$169.0	(15)

Diluted Earnings Per Common Share:
Continuing Operations	$1.22	$1.30	(6)	$1.60	(19)
Discontinued Operations	—	0.10	(100)	0.01	NM
Net Diluted Earnings Per Common Share	$1.22	$1.40	(13)	$1.61	(13)

2017 vs. 2016
Full year results from discontinued operations include a gain of $10.0, net of tax, in 2016. Activity in 2016 related to the settlement or adjustment of certain contingencies and tax positions related to the sale of the Information Management business. Diluted income from discontinued operations, net of tax, per share for 2016 was $0.10.

Including the results of discontinued operations, 2016 net income and diluted earnings per share were $143.0 and $1.40, respectively.

2016 vs. 2015
Full year results from discontinued operations include a gain of $10.0, net of tax, in 2016 compared to a gain of $0.6, net of tax, in 2015. Activity in both periods related to the settlement or adjustment of certain contingencies and tax positions related to the sale of the Information Management business. Diluted income from discontinued operations, net of tax, per share for 2016 and 2015 was $0.10 and $0.01, respectively.

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

	2017	2016	2015
Income from Continuing Operations, net of tax	$121.4	$133.0	$168.4
Depreciation and Amortization	134.0	150.3	168.5
Interest expense	18.3	18.1	18.2
Income tax expense	58.4	52.9	8.6
EBITDA (a non-GAAP measure)	332.1	354.3	363.7
Company-wide restructuring	12.8	—	—
Transaction-related expenses	—	3.2	—
Integration-related expenses	3.8	3.3	11.3
Pension settlement charge	2.5	4.8	—
Adjusted EBITDA (a non-GAAP measure)	$351.2	$365.6	$375.0
EBITDA Margin	11.9%	12.2%	12.3%
Adjusted EBITDA Margin	12.6%	12.5%	12.7%

RESTRUCTURING CHARGES

As discussed in Note 8 of the Notes to Consolidated Financial Statements, we recorded the following restructuring charges:

2017 Restructuring

Company-wide restructuring program

During 2017, the Company recorded restructuring expenses of $12.8 related to a company-wide initiative to reduce headcount and better align the Company’s resources, principally for corporate functions. The 2017 restructuring actions impacted approximately 315 employees. This expense is included in Restructuring charges on the Consolidated Statements of Income and is expected to be substantially paid in cash by March 31, 2018. The total remaining liability under these restructuring actions, which is included in Payables and other current liabilities on the Consolidated Balance Sheet, was $5.8 as of December 31, 2017.

Other Severance

During 2017, the Company recorded other severance expense of $10.4 primarily related to headcount reductions resulting from certain client program completions. These actions impacted approximately 250 employees. This severance expense is included in Restructuring charges on the Consolidated Statements of Income and is expected to be substantially paid in cash by March 31, 2018. The total remaining liability under these restructuring actions, which is included in Payables and other current liabilities on the Consolidated Balance Sheet, was $2.8 as of December 31, 2017.

buw integration

During 2017, the Company recorded severance charges of $1.1 related to the elimination of certain redundant positions as a result of the integration of the buw business. This severance expense was included in Transaction and integration costs on the Consolidated Statements of Income and is expected to be fully paid in cash by March 31, 2018. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Consolidated Balance Sheet, was $0.1 as of December 31, 2017.

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

CLIENT CONCENTRATION

During 2017, our three largest clients accounted for 29.5% of our consolidated revenues, compared to 35.1% and 35.8% in 2016 and 2015, respectively. Our largest client, AT&T (including DIRECTV in all years), accounted for 16.8% of our consolidated revenues in 2017 compared to 20.5% and 21.3% in 2016 and 2015, respectively. No other client accounted for more than 10% of our consolidated revenues for 2017, 2016 or 2015. Revenues with our three largest clients are earned under multiple contracts and are subject to variation based on, among other things, general economic conditions, client outsourcing trends, geographical mix of where services are provided and seasonal patterns in our clients’ businesses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows
We believe that we have adequate liquidity from cash on hand and expected future cash flows to fund operations, invest in the business, make required debt payments, pay dividends at the discretion of the Board of Directors for the next twelve months, and pay the one-time transition tax imposed by the 2017 Tax Act. We also believe that available borrowings under existing credit facilities provide additional liquidity that can be used to invest in the business. As of December 31, 2017, 93% of our cash and short term investments balance of $207.2 was held in accounts outside of the United States, most of which would be subject to additional withholding taxes in the foreign jurisdiction if repatriated to the United States. Beginning in 2018, we expect to repatriate more of our non-U.S. earnings than in the past to the United States and will pay withholding taxes associated with such repatriation.

Cash flows from operating activities generally provide us with a significant source of funding for our investing and financing activities. Cash flows for 2017, 2016, and 2015 were as follows:

	2017	2016	2015
Net cash flows from operating activities
Operating activities of continuing operations	$263.0	$305.4	$249.3
Net cash flows used in investing activities
Investing activities of continuing operations	($57.8)	($225.7)	($108.4)
Net cash flows used in financing activities
Financing activities of continuing operations	($150.3)	($145.6)	($135.1)

Cash flows from operating activities totaled $263.0 in 2017, compared to $305.4 in 2016, and $249.3 in 2015. 2017 was negatively impacted by $4.2 of payments for integration-related expenses compared to transaction and integration-related expenses of $6.9 in 2016 and $13.3 during 2015. Excluding these items, cash flows provided by operating activities totaled $267.2, $312.3 and $262.6 for 2017, 2016 and 2015, respectively. The decrease in cash flows from 2016 to 2017 was primarily a result of decreased cash flow from working capital in 2017, largely due to the timing of collections of accounts receivable and the payment of accounts payable, partially offset by a $10.0 contribution to the Company’s U.S. cash balance pension plan during 2016. The increase in cash flows from 2015 to 2016 was primarily a result of improved cash flow from working capital in 2016 due to the timing of the collection of accounts receivable and the payment of accounts payable, as well as a $10.0 contribution to the Company’s U.S. cash balance pension plan during 2016 compared to a $20.0 contribution in 2015.

Cash flows used in investing activities were $57.8 during 2017, resulting from $58.5 of capital expenditures and $0.7 of net proceeds from the sale of a joint venture interest previously acquired in the buw acquisition. Cash flows used in investing activities were $225.7 during 2016, resulting from cash outflows of $137.9 (net of cash acquired) for the purchase of buw, $87.0 of capital expenditures and $0.8 for the purchase of short-term investments. Cash flows used in investing activities were $108.4 during 2015, resulting from $109.2 of capital expenditures and $0.8 of proceeds from the maturity of short-term and other investments during the period.

Cash flows used in financing activities were $150.3 during 2017 compared to $145.6 in 2016 and $135.1 in 2015. Activity in 2017 included net repayments of other long-term debt of $116.6 and net proceeds of amounts drawn under the asset securitization facility of $83.0. Additionally, we settled in cash the repurchase of 3.5 of the Company’s common shares for $82.2, paid $35.6 in cash dividends and received proceeds of $1.1 from the exercise of stock options. Activity in 2016 included repayments of other long-term debt of $3.1 and net repayments of amounts drawn under the asset securitization facility of $40.0. Additionally, we settled in cash the repurchase of 2.7 of the Company's common shares for $71.6. We also paid $32.7 in cash dividends and received $1.2 of excess tax benefits from share-based payment arrangements and $0.6 from the exercise of stock options. Activity in 2015 included repayments of other long-term debt of $57.5 and net proceeds from our asset securitization facility of $20.0. Additionally, we settled in cash the repurchase of 3.1 of the Company’s common shares for $72.5. We also paid $29.6 in cash dividends and received $1.2 of excess tax benefits from share-based payment arrangements and $3.3 from the exercise of stock options.

As of December 31, 2017, our credit ratings and outlook were as follows:

	Long-Term Debt	Outlook
Moody’s	Ba1	Stable
Standard and Poor’s	BB+	Stable

Our credit ratings and outlook could impact our ability to raise capital in the future as well as increase borrowing costs. A credit rating reflects only the view of the rating agency issuing the rating, is not a recommendation to buy, sell or hold Convergys securities and may be subject to revision or withdrawal by the rating agency at any time. Each rating should be evaluated independently of any other rating.

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

	2017	2016	2015
Net cash flow provided by operating activities under U.S. GAAP	$263.0	$305.4	$249.3
Capital expenditures, net of proceeds from disposal of assets	(58.5)	(87.0)	(109.2)
Free cash flow (a non-GAAP measure)	$204.5	$218.4	$140.1
Acquisition - cash paid for transaction and integration-related expenses (A)	4.2	6.9	13.3
Adjusted free cash flow (a non-GAAP measure)	$208.7	$225.3	$153.4

(A)	Payments associated with investment activity for acquisition related items.

Adjusted free cash flow was $208.7 for 2017, compared to $225.3 and $153.4 for 2016 and 2015, respectively. The decrease of $16.6 from 2016 is primarily a result of decreased cash flow from working capital in 2017, largely due to the timing of collections of accounts receivable and the payment of accounts payable, as well as decreased capital expenditures in 2017 partially offset by a $10.0 contribution to the Company’s U.S. cash balance pension plan during 2016. The increase of $71.9 from 2015 to 2016 is primarily due to improved cash flow from working capital in 2016 due to the timing of the collection of accounts receivable and the payment of accounts payable, a $10.0 contribution to the Company’s U.S. cash balance pension plan in 2016 compared to a $20.0 contribution during 2015, and decreased capital expenditures in 2016.

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

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments
At December 31, 2017, total capitalization was $1,705.8, consisting of $268.6 of short-term and long-term debt and capital lease obligations, $1,377.7 of equity and $59.5 of temporary equity associated with the convertible debentures conversion feature. At December 31, 2016, total capitalization was $1,676.0, consisting of $298.8 of short-term and long-term debt and capital lease obligations, $1,315.9 of equity and $61.3 of temporary equity associated with the convertible debentures conversion feature. The total debt-to-capital ratio at December 31, 2017 was 15.7%, compared to 17.8% at December 31, 2016. This decrease is primarily due to a decrease in total debt outstanding as a result of decreased borrowings under the Company’s term loan.

On January 11, 2017 (the Effective Date), the Company entered into a new credit agreement (Credit Agreement) and repaid all amounts outstanding and terminated all commitments under its previously existing credit agreement (Prior Credit Agreement) using initial borrowings under the Credit Agreement as well as borrowings under the Company’s asset securitization facility. The Credit Agreement consists of a $215.0 unsecured term loan facility (Term Loan), maturing on March 3, 2019, and a $300.0 unsecured revolving credit facility (Revolving Credit Facility), maturing on January 11, 2022. On the Effective Date, the Company drew $100.0 in initial borrowings under the Term Loan. A $1.0 extinguishment loss was recognized on the Effective Date and is included in Interest expense on the Consolidated Statement of Income for the year ended December 31, 2017.

The Revolving Credit Facility may be extended for two additional one-year periods, subject to the satisfaction of certain conditions set forth in the Credit Agreement. In addition, aggregate borrowing capacity under the Credit Agreement may be increased by up to an additional $250.0 million by increasing the amount of the Revolving Credit Facility or by incurring additional term loans, in each case subject to the satisfaction of certain conditions set forth in the Credit Agreement, including the receipt of additional commitments for such increase. Borrowings outstanding under the Credit Agreement may be repaid from time to time without premium or penalty, other than customary breakage costs, if any.  Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to, at the Company’s option, either (a) the applicable adjusted LIBOR plus a spread based on the Company’s total net leverage ratio, or (b) a base rate (equal to the higher of the Administrative Agent’s prime rate, the federal fund rate plus 0.50%, and the one-month adjusted LIBOR plus 1.0%) plus a spread based on the Company’s total net leverage ratio. The Company is also obligated to pay a commitment fee on a quarterly basis on the unused portion of the commitments under the Revolving Credit Facility based on the Company’s total net leverage ratio, which fee is currently 25 basis points. While amounts borrowed and repaid under the Revolving Credit Facility can be re-borrowed, amounts repaid under the Term Loan cannot be borrowed again under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, as well as terms and conditions that are customary for credit facilities of this type, including financial covenants for leverage and interest coverage ratios. The Company was in compliance with all covenants at December 31, 2017. Total borrowing capacity remaining under the Revolving Credit Facility was $300.0, with $100.0 outstanding on the Term Loan, as of December 31, 2017. The carrying value of the Term Loan at December 31, 2017 reflects a discount of $0.7 related to fees paid directly to the lenders at issuance. This discount is being amortized over the life of the Term Loan using the effective interest rate method (3.6% as of December 31, 2017), and is included in interest expense in the Consolidated Statements of Income.

The Company established the Prior Credit Agreement on February 28, 2014 in the aggregate amount of $650.0. The Prior Credit Agreement consisted of unsecured term loans (Prior Term Loan) in the initial aggregate amount of $350.0, and an unsecured revolving credit facility (Prior Revolving Credit Facility) in the amount of $300.0. The Prior Term Loan and the Prior Revolving Credit Facility were scheduled to mature on March 3, 2019. Outstanding amounts were subject to interest at the applicable rate described in the Prior Credit Agreement.

During 2009, Convergys issued $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) in exchange for $122.5 of 4.875% Unsecured Senior Notes due December 15, 2009, pursuant to an exchange offer. The entire balance of the 2029 Convertible Debentures remained outstanding and was convertible at the option of the holders as of December 31, 2017 and 2016.

During January 2017, the Company amended the terms of its asset securitization facility collateralized by accounts receivable of certain of the Company’s subsidiaries. The amendment resulted in an increased purchase limit of $225.0, with $90.0 and $135.0 expiring in January 2018 and January 2020, respectively. The asset securitization facility was further amended in January 2018 to extend the expiration date for the $90.0 purchase limit to January 2019. As of December 31, 2016, the asset securitization facility had a purchase limit of $150.0 expiring in January 2017. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. As of December 31, 2017 and 2016, Convergys had drawn $103.0 and $20.0, respectively, in available funding from qualified receivables. Amounts drawn under this facility have been classified as long-term debt within the Consolidated Balance Sheets, based on the Company’s ability and intent to refinance on a long-term basis as of December 31, 2017.

During 2017, we repurchased 3.4 of our common shares for $81.6 pursuant to a share repurchase authorization approved by the Company’s Board of Directors in August 2015, which increased the share repurchase authorization to $250.0. Based upon timing of transactions, $0.9 of the shares repurchased during December 2016 settled during the first quarter of 2017. Additionally, $0.3 of the shares repurchased during December 2017 had not settled as of December 31, 2017. At December 31, 2017, the Company had the authority to repurchase $61.5 of outstanding common shares under the Board’s August 2015 authorization. The timing and terms of any future transactions will depend on a number of considerations including market conditions, our available liquidity and capital needs, and limits on share repurchases that may be applicable under the covenants in our Credit Agreement.

The following summarizes our contractual obligations at December 31, 2017, and the effect such obligations are expected to have on liquidity and cash flows in future periods:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	After 3 Years
Debt and capital lease obligations (1)	$330.1	$42.2	$162.9	$125.0
Debt interest (2)	91.2	11.7	23.5	56.0
Operating leases (3)	421.9	104.9	202.5	114.5
Pension contributions (4)	33.6	—	10.2	23.4
Transition tax related to 2017 Tax Act (5)	6.1	0.5	1.5	4.1
Unrecognized tax benefits (6)	—	—	—	—
Tax recapture - 2029 Convertible Debentures (7)	—	—	—	—
Total	$882.9	$159.3	$400.6	$323.0

(1)	See Note 7 of the Notes to Consolidated Financial Statements for further information.

(2)
This includes interest expense on fixed and variable rate debt in addition to capital lease obligations. This includes only the cash component of interest expense on our 2029 Convertible Debentures, assumes the December 31, 2017 interest rate of 1.9% on the Asset Securitization Facility and assumes the December 31, 2017 interest rate of 3.0% and minimum amortization payments on the Term Loan.

(3)	See Note 11 of the Notes to Consolidated Financial Statements for further information.

(4)
In order for the Company to meet its Employee Retirement Income Security Act of 1974 (ERISA) funding requirements for future years, estimates for 2018 and beyond assume a 6.25% return on assets and Bipartisan Budget Act of 2015 interest rates.  Actual cash payments may vary based upon actual performance.

(5)
This represents a one-time transition cash tax resulting from the 2017 Tax Act, associated with the Company’s accumulated earnings of foreign subsidiaries, minus associated credits and deductions, as of December 31, 2017. This one-time transition tax is expected to be paid in annual installments over an eight-year period.

(6)
Unrecognized tax benefits of $21.3 are excluded from this table as the uncertainty related to the amount and period of any cash settlement prevents the Company from making a reasonably reliable estimate.

(7)
The Company could be subject to tax recapture payments if it elects to redeem all or part of the 2029 Convertible Debentures on or after September 15, 2019. This amount as of December 31, 2017 was $14.8, which is excluded from this table as the uncertainty related to the amount and period of any future redemptions prevents the Company from making a reasonably reliable estimate.

At December 31, 2017, we had outstanding letters of credit and bond obligations of approximately $13.6 related to performance guarantees. We believe that any guarantee obligation that may arise related to performance and payment guarantees of continuing operations will not be material. The Company also has future purchase commitments with telecommunications and transportation providers of $20.1 at December 31, 2017.

During 2016 and 2017, our Board of Directors declared the following dividends per common share, which were paid by the Company on the payment dates listed below:

Announcement Date	Record Date	Dividend Amount	Payment Date
February 23, 2016	March 24, 2016	$0.08	April 8, 2016
May 9, 2016	June 24, 2016	$0.09	July 8, 2016
August 8, 2016	September 23, 2016	$0.09	October 7, 2016
November 8, 2016	December 23, 2016	$0.09	January 6, 2017
February 22, 2017	March 24, 2017	$0.09	April 7, 2017
May 8, 2017	June 23, 2017	$0.10	July 7, 2017
August 8, 2017	September 22, 2017	$0.10	October 6, 2017
November 7, 2017	December 22, 2017	$0.10	January 5, 2018

On February 21, 2018, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.10 per common share to be paid on April 6, 2018 to shareholders of record as of March 23, 2018.

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

Interest Rate Risk
At December 31, 2017, Convergys had $203.0 of variable rate debt outstanding under the Term Loan and Asset Securitization Facility, which exposes Convergys to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $2.0 per year.

Foreign Currency Exchange Rate Risk
While most of our contracts are priced in U.S. dollars, we recognize a substantial amount of revenue under contracts that are denominated in euros, British pounds, Australian dollars and Canadian dollars. A significant increase in the value of the U.S. dollar relative to these currencies may have a material adverse impact on the value of those revenues when translated to U.S. dollars.

We serve many of our U.S.-based clients using contact center capacity outside of the U.S. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to deliver services under these contracts are denominated in the local currency of the country where services are provided, which represents a foreign exchange exposure. Additionally, we have certain client contracts that are priced in Australian dollars, for which a substantial portion of the costs to deliver services are denominated in other currencies. As of December 31, 2017, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with several financial institutions to acquire a total of PHP 32,040.0 at a fixed price of $634.8 at various dates through September 2020, INR 10,170.0 at a fixed price of $140.1 at various dates through June 2020 , CAD 38.0 at a fixed price of $28.6 at various dates through December 2019 and COP 40,200.0 at a fixed price of $12.7 at various dates through June 2019, and to sell a total of AUD 24.8 at a fixed price of $19.3 at various dates through October 2018. The fair value of these derivative instruments as of December 31, 2017 is presented in Note 13 of the Notes to Consolidated Financial Statements. The potential loss in fair value at December 31, 2017 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $84.8. This loss would be substantially mitigated by corresponding gains on the underlying foreign currency exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into hedging contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of December 31, 2017, the fair value of these derivatives not designated as hedges was a $8.9 payable.

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

Goodwill
The Company has recorded on its Consolidated Balance Sheets goodwill of $937.9 and $916.9 at December 31, 2017 and 2016, respectively. This increase in 2017 was due to foreign currency translation during the year, partially offset by measurement period adjustments associated with the Company’s acquisition of buw. The Company tests goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable.

The Company’s reporting units are Customer Management - Agent Services and Customer Management - Customer Interaction Technology (CIT). Goodwill is allocated to the reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it generally no longer retains its identification with a particular acquisition, but instead becomes identified with a reporting unit as a whole. As a result, all of the fair value of each reporting unit is available to support the value of goodwill allocated to the unit. For 2017, the Company tested goodwill for the Customer Management – Agent Services reporting unit, which holds 100% of the Company’s goodwill balance.

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

The most recent annual impairment test performed as of October 1, 2017, indicated that the fair value of the Customer Management - Agent Services reporting unit was substantially in excess of its carrying value. However, future impairment charges could be required if a divestiture decision is made or other significant economic events occur with respect to the reporting unit. Subsequent to our October 1, 2017 annual impairment test, no indications of an impairment were identified.

Other Intangible Assets
At December 31, 2017, we had other intangible assets, net of amortization, with a carrying value of $287.3, which consisted of $286.6 in customer relationships and $0.7 in tradenames. As amortizable intangible assets, the Company evaluates the intangible assets for recoverability on an annual basis or if events or circumstances indicate a possible inability to recover their carrying amounts, by comparing estimates of undiscounted future cash flows to the carrying values of the related assets. Based on the results of testing, no impairment charges were recognized in 2017.

Property and Equipment
The cost of property, plant and equipment is depreciated using the straight-line method over the estimated useful lives of the assets. Buildings are generally depreciated over a 30-year life, software over a three- to ten-year life and equipment generally over a three- to five-year life. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Depreciation expense for assets held under capital lease is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related leases. The Company reviews property, plant and equipment asset groups for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company monitors these changes and events on at least a quarterly basis. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset group, or a current expectation that an asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the property, plant and equipment asset groups, as well as specific appraisals in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other property, plant and equipment asset groups. If the future undiscounted cash flows result in a value that is less than the carrying value, then the long-lived asset is considered impaired and a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair value. Various factors that the Company uses in determining the impact of these assessments include the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such asset groups, and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. As judgment is involved in determining the fair value of property, plant and equipment asset groups, there is risk that the carrying value of these assets may require adjustment in future periods.

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

Our effective tax rates could be affected by numerous factors, such as intercompany transactions, the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, the applicability of special tax regimes, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies, changes to our existing businesses and operations, acquisitions (including integrations) and investments and how they are financed, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations. In addition, a number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the recently enacted 2017 Tax Act in the United States. Finally, foreign governments may enact tax laws in response to the 2017 Tax Act that could result in further changes to global taxation and materially affect our financial position and results of operations.

The 2017 Tax Act significantly changes how the U.S. taxes corporations. The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of 2017 Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

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

Convergys Corporation 2017 Annual Report 8

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

Convergys Corporation 2017 Annual Report 9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Convergys Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Convergys Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Convergys Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001
Cincinnati, Ohio
February 21, 2018

Convergys Corporation 2017 Annual Report 10

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Amounts in millions except per share amounts)	2017	2016	2015
Revenues	$2,792.1	$2,913.6	$2,950.6
Costs and Expenses:
Cost of providing services and products sold (1)	1,734.9	1,843.1	1,871.9
Selling, general and administrative	699.0	695.4	687.0
Depreciation	105.1	122.2	141.5
Amortization	28.9	28.1	27.0
Restructuring charges	23.2	3.7	7.2
Transaction and integration costs	3.8	6.5	11.3
Total costs and expenses	2,594.9	2,699.0	2,745.9
Operating Income	197.2	214.6	204.7
Other income (expense), net	0.9	(10.6)	(9.5)
Interest expense	(18.3)	(18.1)	(18.2)
Income before Income Taxes	179.8	185.9	177.0
Income tax expense	58.4	52.9	8.6
Income from Continuing Operations, net of tax	121.4	133.0	168.4
Income from Discontinued Operations, net of tax	—	10.0	0.6
Net Income	$121.4	$143.0	$169.0
Basic Earnings per Common Share:
Continuing Operations	$1.30	$1.39	$1.72
Discontinued Operations	—	0.10	0.01
Basic Earnings per Common Share	$1.30	$1.49	$1.73
Diluted Earnings per Common Share:
Continuing Operations	$1.22	$1.30	$1.60
Discontinued Operations	—	0.10	0.01
Diluted Earnings per Common Share	$1.22	$1.40	$1.61
Weighted Average Common Shares Outstanding:
Basic	93.2	95.8	98.1
Diluted	99.9	102.5	104.7

Cash dividends declared per share	$0.39	$0.35	$0.31

(1)	Exclusive of depreciation and amortization, with the exception of amortization of deferred charges.

The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2017 Annual Report 11

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2017	2016	2015
Net Income	$121.4	$143.0	$169.0
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	21.2	(18.4)	(37.1)
Change related to pension liability (net of tax benefit (expense) of $2.3, $(3.5) and $(3.2))	(9.9)	5.8	9.8
Unrealized gain (loss) on hedging activities (net of reclassification adjustments and net of tax (expense) benefit of $(19.3), $(0.4)and $4.9)	35.9	0.6	(7.8)
Total other comprehensive income (loss)	47.2	(12.0)	(35.1)
Total Comprehensive Income	$168.6	$131.0	$133.9

The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2017 Annual Report 12

CONSOLIDATED BALANCE SHEETS

	At December 31,
(Amounts in millions)	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$193.7	$138.8
Short-term investments	13.5	12.4
Receivables, net of allowances of $4.8 and $5.8	567.2	555.0
Prepaid expenses	35.9	38.6
Other current assets	47.4	40.0
Total current assets	857.7	784.8
Property and equipment, net	260.0	304.1
Goodwill	937.9	916.9
Other intangibles, net	287.3	307.6
Deferred income tax assets	21.3	17.7
Other assets	50.5	40.7
Total Assets	$2,414.7	$2,371.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Debt and capital lease obligations maturing within one year	$0.9	$1.8
Payables and other current liabilities	322.1	345.8
Total current liabilities	323.0	347.6
Long-term debt and capital lease obligations	267.7	297.0
Deferred income tax liabilities	222.6	197.8
Accrued pension liabilities	94.7	80.3
Other long-term liabilities	69.5	71.9
Total liabilities	977.5	994.6

Convertible debentures conversion feature	59.5	61.3
Shareholders’ Equity:
Preferred shares—without par value, 5.0 authorized; none issued or outstanding	—	—
Common shares—without par value, 500.0 authorized; 92.5 and 191.0 issued, 91.8 and 94.7 outstanding, as of December 31, 2017 and December 31, 2016, respectively	2.5	1,110.0
Treasury stock—0.6 shares in 2017 and 96.3 in 2016	(16.0)	(1,635.3)
Retained earnings	1,457.8	1,955.0
Accumulated other comprehensive loss	(66.6)	(113.8)
Total shareholders’ equity	1,377.7	1,315.9
Total Liabilities and Shareholders’ Equity	$2,414.7	$2,371.8

The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2017 Annual Report 13

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in millions)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$121.4	$143.0	$169.0
Income from discontinued operations, net of tax	—	10.0	0.6
Income from continuing operations, net of tax	121.4	133.0	168.4
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	134.0	150.3	168.5
Deferred income tax expense	2.6	9.9	4.6
Stock compensation expense	16.6	17.4	15.7
Changes in assets and liabilities, net of acquisitions:
Change in receivables	(18.7)	18.3	(34.6)
Change in other current assets	6.5	(5.0)	(9.9)
Change in deferred charges, net	(0.1)	1.2	1.8
Change in other assets and liabilities	5.2	(14.3)	(35.2)
Change in payables and other current liabilities	(4.5)	(5.4)	(30.0)
Net cash provided by operating activities	263.0	305.4	249.3
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(58.5)	(87.0)	(109.2)
Net proceeds from sale of joint venture interest previously acquired in the buw acquisition	0.7	—	—
Purchase of short-term and other investments	—	(0.8)	—
Proceeds from maturity of short-term and other investments	—	—	0.8
Acquisitions, net of cash acquired	—	(137.9)	—
Net cash used in investing activities	(57.8)	(225.7)	(108.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of other long-term debt (term loan)	100.0	—	—
Repayments of other long-term debt (term loan and capital lease obligations)	(216.6)	(3.1)	(57.5)
Proceeds from Asset Securitization Facility	731.4	961.0	822.0
Repayment of Asset Securitization Facility	(648.4)	(1,001.0)	(802.0)
Repurchase of common shares	(82.2)	(71.6)	(72.5)
Proceeds from exercise of stock options	1.1	0.6	3.3
Payments of dividends	(35.6)	(32.7)	(29.6)
Excess tax benefit from share-based payment arrangements	—	1.2	1.2
Net cash used in financing activities	(150.3)	(145.6)	(135.1)
Net increase (decrease) in cash and cash equivalents	54.9	(65.9)	5.8
Cash and cash equivalents at beginning of period	138.8	204.7	198.9
Cash and cash equivalents at end of period	$193.7	$138.8	$204.7
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$15.4	$14.9	$15.0
Income taxes paid, net	$37.3	$55.8	$42.8

 The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2017 Annual Report 14

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in millions)	Number of Common Shares	Common Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2014	189.8	$1,077.5	($1,491.2)	$1,707.6	($66.7)	$1,227.2
Issuance of common shares	0.6	—	—	—	—	—
Tax related to share-based arrangements, net of excess tax benefits	—	(2.4)	—	—	—	(2.4)
Proceeds from exercise of stock options	—	3.3	—	—	—	3.3
Repurchase of common shares	—	—	(72.5)	—	—	(72.5)
Net income	—	—	—	169.0	—	169.0
Other comprehensive loss	—	—	—	—	(35.1)	(35.1)
Cash dividends declared	—	—	—	(30.4)	—	(30.4)
Amortization of stock-based compensation	—	15.7	—	—	—	15.7
Convertible notes conversion feature	—	1.4	—	—	—	1.4
Balance at December 31, 2015	190.4	1,095.5	(1,563.7)	1,846.2	(101.8)	1,276.2
Issuance of common shares	0.6	—	—	—	—	—
Tax related to share-based arrangements, net of excess tax benefits	—	(5.1)	—	—	—	(5.1)
Proceeds from exercise of stock options	—	0.6	—	—	—	0.6
Repurchase of common shares	—	—	(71.6)	—	—	(71.6)
Net income	—	—	—	143.0	—	143.0
Other comprehensive loss	—	—	—	—	(12.0)	(12.0)
Cash dividends declared	—	—	—	(34.2)	—	(34.2)
Amortization of stock-based compensation	—	17.4	—	—	—	17.4
Convertible notes conversion feature	—	1.6	—	—	—	1.6
Balance at December 31, 2016	191.0	1,110.0	(1,635.3)	1,955.0	(113.8)	1,315.9
Issuance of common shares	0.6	—	—	—	—	—
Retirement of treasury shares	(99.1)	(1,120.8)	1,702.0	(581.2)	—	—
Transfer of Convergys Stock from EDCP grantor trust	—	—	(1.1)	—	—	(1.1)
Tax related to share-based arrangements	—	(6.2)	—	—	—	(6.2)
Proceeds from exercise of stock options	—	1.1	—	—	—	1.1
Repurchase of common shares	—	—	(81.6)	—	—	(81.6)
Net income	—	—	—	121.4	—	121.4
Other comprehensive income	—	—	—	—	47.2	47.2
Cash dividends declared	—	—	—	(36.8)	—	(36.8)
Cumulative adjustment related to the adoption of ASU 2016-09	—	—	—	(0.6)	—	(0.6)
Amortization of stock-based compensation	—	16.6	—	—	—	16.6
Convertible notes conversion feature	—	1.8	—	—	—	1.8
Balance at December 31, 2017	92.5	$2.5	($16.0)	$1,457.8	($66.6)	$1,377.7

Convergys Corporation 2017 Annual Report 15

The accompanying notes are an integral part of the Consolidated Financial Statements.

Convergys Corporation 2017 Annual Report 16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions except per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Convergys Corporation is a global leader in customer experience outsourcing, focused on bringing value to its clients through every customer interaction. As of December 31, 2017, Convergys had approximately 115,000 employees in 33 countries, interacting with our clients’ customers in 58 languages. In order to help clients serve their customers, Convergys operates 140 contact centers. Convergys leverages its geographic footprint and comprehensive capabilities to help leading companies create quality customer experiences across multiple interaction channels, such as voice, chat, email and interactive voice response.

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

Reclassification
Certain prior year balances in the Consolidated Statements of Income have been reclassified to conform to the current year presentation. For the year ended December 31, 2016, the Company reclassified certain expenses related to the acquired buw operations. This resulted in a $17.9 decrease to Cost of providing services and products sold and an offsetting $17.9 increase to Selling, general and administrative expense on the Consolidated Statement of Income for the year ended December 31, 2016. The reclassification adjustment resulted in no other impacts to the Company’s Consolidated Financial Statements and is not deemed to be material.

See New Accounting Pronouncements below for discussion of other prior period reclassifications that resulted from the Company’s adoption of ASU 2017-07.

Use of Estimates, Risks and Uncertainties
The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. These estimates include, but are not limited to, project completion dates, time and cost required to complete projects for purposes of revenue recognition and future revenue, expense and cash flow estimates for purposes of impairment analysis, loss contract evaluation, and the Company’s accounting for income taxes. Actual results could differ from those estimates.

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

Stock-Based Compensation
The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. Stock-based compensation cost for restricted stock units and performance restricted stock units is measured based on the closing fair market value of the Company’s common shares on the date of grant. The Company recognizes stock-based compensation cost as expense for awards other than its performance-based restricted stock units ratably on a straight-line basis over the requisite service period. The Company recognizes stock-based compensation cost associated with its performance based restricted stock units over the requisite service period if it is probable that the performance conditions will be satisfied. The Company accounts for expense reductions that result from the forfeiture of unvested awards in the period that the forfeitures occur.

Income Taxes
The provision for income taxes includes taxes paid, currently payable or receivable, and those deferred. The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries and, as a result, previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. The 2017 Tax Act also includes a new minimum tax on global intangible low-tax income, which the Company will recognize as period costs when incurred. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be settled or realized.

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

Receivables and Allowance for Doubtful Accounts
Trade receivables are comprised primarily of amounts owed to the Company by clients and are presented net of an allowance for doubtful accounts of $4.8 and $5.8 at December 31, 2017 and 2016, respectively. Contracts with individual clients determine when receivables are due, generally within 30 to 60 days, and whether interest is accrued on late payments.

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

Property and Equipment
Property and equipment are stated at cost. Depreciation is based on the straight-line method over the estimated useful lives of the assets. Buildings are generally depreciated over a 30-year life, software over a three- to ten-year life and equipment generally over a three- to five-year life. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Depreciation expense for assets held under capital leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease. Included within Property and equipment is initial cost of $3.5 related to assets under capital lease arrangements.

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

Internal Use Software
The Company capitalizes certain expenditures for software that is purchased or internally developed for use in the business. During 2017, 2016, and 2015, amounts capitalized for internally developed software were $2.0, $3.7 and $14.2, respectively. Amortization of internal use software begins when the software is ready for service and continues on the straight-line method over the estimated useful life, generally ranging from three to ten years.

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

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs.” This ASU requires the service component of pension and other postretirement benefit costs to be presented in the same line item as other employee compensation costs on the consolidated statement of income; however, the other components of net benefit cost are required to be presented outside of operating income within the consolidated statements of income. The Company retrospectively adopted this ASU on January 1, 2017. The impact of the adoption on balances previously reported as of December 31, 2016 and 2015 were as follows:

	Year Ended December 31, 2016
Consolidated Statement of Income Caption	Previously Reported	Change	Currently Reported
Cost of providing services and products sold	$1,848.0	($4.9)	$1,843.1
Selling, general and administrative	$700.2	($4.8)	$695.4
Total costs and expenses	$2,708.7	($9.7)	$2,699.0
Operating Income	$204.9	$9.7	$214.6
Other income (expense), net	($0.9)	($9.7)	($10.6)

	Year Ended December 31, 2015
Consolidated Statement of Income Caption	Previously Reported	Change	Currently Reported
Cost of providing services and products sold	$1,877.5	($5.6)	$1,871.9
Selling, general and administrative	$691.7	($4.7)	$687.0
Total costs and expenses	$2,756.2	($10.3)	$2,745.9
Operating Income	$194.4	$10.3	$204.7
Other income (expense), net	$0.8	($10.3)	($9.5)

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU is intended to simplify accounting for share-based payments and requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense and reflected within operating cash flows rather than being recorded within equity and reflected within financing cash flows. The ASU also provides the option to recognize forfeitures as they occur rather than estimating the number of awards expected to be forfeited. The Company adopted this ASU as of January 1, 2017 and applied the new guidance related to excess tax benefits on a prospective basis. The Company elected to account for forfeitures of share-based payments as they occur and does not apply estimated forfeiture rates. As a result of this election, the Company recorded a $0.6 cumulative effect adjustment to the retained earnings balance as of January 1, 2017 for outstanding awards based on the difference between the fair value of awards historically expected to be forfeited and the fair value of awards actually forfeited.

In February 2016, the FASB issued ASU 2016-02, “Leases.” This ASU will require lessees to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as finance leases or operating leases. The Company will adopt this standard on January 1, 2019 and is currently assessing the effect that adoption of the new standard will have on its consolidated financial statements. The Company currently expects adoption of this standard will result in a material increase to the assets and liabilities on the Consolidated Balance Sheets.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The standard applies one comprehensive revenue recognition model across all contracts, entities and sectors. The core principal of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard includes cost guidance, whereby all direct and incremental costs to obtain or fulfill a contract will be capitalized and amortized over the corresponding period of benefit, determined on a contract by contract basis. The Company adopted this standard on January 1, 2018. The largest impacts to the Company’s financial statements will result from the new qualitative and quantitative disclosures that will be required upon adoption of the new standard, and the capitalization of certain direct and incremental contract costs. The Company will apply the modified retrospective adoption alternative for this standard and anticipates recognizing a cumulative effect adjustment of approximately $4.0 to retained earnings as of January 1, 2018, which reflects the deferral of contract costs. We have concluded that the new standard will not have an impact on the timing or revenue recognition pattern of any of our identified revenue streams.

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

As of September 30, 2017, the purchase price allocation for the acquisition was final. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the synergistic benefits that are expected to be realized from the acquisition. The benefits primarily include an expanded geographic footprint in Germany and Eastern Europe. None of the goodwill is deductible for income tax purposes and was entirely allocated to the Customer Management - Agent Services reporting unit.

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

4. DIVESTITURES AND DISCONTINUED OPERATIONS

Information Management
On May 16, 2012, the Company completed the sale of its Information Management line of business to NEC Corporation. The results of the Information Management business have been classified as discontinued operations, net of tax, for all periods presented.

5. EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY

Earnings per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

		Continuing Operations		Discontinued Operations		Total
Shares (in millions)	Shares	Net Income	Per Share Amount	Net Income	Per Share Amount	Per Share Amount
2017:
Basic EPS	93.2	$121.4	$1.30	$—	$—	$1.30
Effect of dilutive securities:
Stock-based compensation arrangements	0.8	—	(0.01)	—	—	(0.01)
Convertible Debt	5.9	—	(0.07)	—	—	(0.07)
Diluted EPS	99.9	$121.4	$1.22	$—	$—	$1.22
2016:
Basic EPS	95.8	$133.0	$1.39	$10.0	$0.10	$1.49
Effect of dilutive securities:
Stock-based compensation arrangements	0.8	—	(0.01)	—	—	(0.01)
Convertible Debt	5.9	—	(0.08)	—	—	(0.08)
Diluted EPS	102.5	$133.0	$1.30	$10.0	$0.10	$1.40
2015:
Basic EPS	98.1	$168.4	$1.72	$0.6	$0.01	$1.73
Effect of dilutive securities:
Stock-based compensation arrangements	0.8	—	(0.03)	—	—	(0.03)
Convertible Debt	5.8	—	(0.09)	—	—	(0.09)
Diluted EPS	104.7	$168.4	$1.60	$0.6	$0.01	$1.61

The diluted EPS calculation for 2017 excludes 0.3 and 0.3 of performance-based restricted stock units granted in 2017 and 2016, respectively, as performance criteria have not yet been fully defined, thereby precluding a grant for accounting purposes due to a lack of a mutual understanding of the terms of the stock-based awards.

The diluted EPS calculation for 2017 includes 5.9 shares associated with the Company’s convertible debt. As described more fully in Note 7, during 2009, the Company issued approximately $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Convertible Debentures). The 2029 Convertible Debentures were convertible, subject to certain conditions, into shares of the Company’s common stock at an initial implied conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares per one thousand dollars in principal amount of debentures. The conversion rate is subject to adjustment for certain events outlined in the indenture governing the 2029 Convertible Debentures (the Indenture), including payment of dividends. As of December 31, 2017, the implied conversion price for the 2029 Convertible Debentures was approximately $11.16 per share, or eighty-nine and fifty-nine hundredths shares per one thousand dollars in principal amount of debentures.

Shareholders’ Equity
The Company repurchased 3.4 of its common shares during the year ended December 31, 2017 at an average price of $23.67 per share for a total of $81.6. Based upon timing of transactions, $0.9 of the shares repurchased during December 2016 settled during the first quarter of 2017. Additionally, $0.3 of the shares repurchased during December 2017 had not settled as of December 31, 2017. The Company repurchased 2.7 of its common shares during the year ended December 31, 2016. Below is a summary of the Company’s share repurchases during 2017, 2016 and 2015:

	Shares	Cost
2017	3.4	$81.6
2016	2.7	$71.6
2015	3.1	$72.5

At December 31, 2017, the Company had the authority to repurchase $61.5 of outstanding common shares pursuant to the Board of Directors’ August 2015 authorization to increase the remaining authorized share repurchases to $250.0 in the aggregate. The timing and terms of any future transactions will depend on a number of considerations including market conditions, our available liquidity and capital needs, and limits on share repurchases that may be applicable under the covenants in our Credit Agreement.

Preferred Shares
The Company is authorized to issue up to 4.0 voting preferred shares, and 1.0 nonvoting preferred shares. At December 31, 2017 and 2016, there were no preferred shares issued or outstanding.

Dividends
During 2016 and 2017, the Company’s Board of Directors declared the following dividends per common share, which were paid by the Company on the payment dates listed below:

Announcement Date	Record Date	Dividend Amount	Payment Date
February 23, 2016	March 24, 2016	$0.08	April 8, 2016
May 9, 2016	June 24, 2016	$0.09	July 8, 2016
August 8, 2016	September 23, 2016	$0.09	October 7, 2016
November 8, 2016	December 23, 2016	$0.09	January 6, 2017
February 22, 2017	March 24, 2017	$0.09	April 7, 2017
May 8, 2017	June 23, 2017	$0.10	July 7, 2017
August 8, 2017	September 22, 2017	$0.10	October 6, 2017
November 7, 2017	December 22, 2017	$0.10	January 5, 2018

On February 21, 2018, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.10 per common share to be paid on April 6, 2018 to shareholders of record as of March 23, 2018.

The Board expects that future cash dividends will be paid on a quarterly basis. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on the Company’s future earnings, cash flow, financial condition, financial covenants and other relevant factors.

6. GOODWILL AND OTHER INTANGIBLE AND LONG-LIVED ASSETS

Goodwill
The Company tests goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Goodwill impairment testing is performed at the reporting unit level, one level below the business segment. The Company’s reporting units are Customer Management - Agent Services and Customer Management - Customer Interaction Technology (CIT). As of December 31, 2017 and 2016, all goodwill was held by the Customer Management - Agent Services reporting unit. During 2012, the Company fully impaired the remaining goodwill balance for the CIT reporting unit. Including the 2012 impairment, cumulative CIT goodwill impairment charges totaled $212.5.

The most recent annual impairment test performed as of October 1, 2017, indicated that the fair value of the Customer Management - Agent Services reporting unit was substantially in excess of its carrying value. However, impairment charges could be required if a divestiture decision is made or other significant economic events occur with respect to the reporting unit. Subsequent to our October 1, 2017 annual impairment test, no indications of an impairment were identified.

Below is a progression of goodwill for 2017 and 2016:

Balance at December 31, 2015	$830.3
buw acquisition - preliminary purchase price allocation	98.3
Foreign currency and other	(11.7)
Balance at December 31, 2016	$916.9
buw acquisition - measurement period adjustments	0.2
Foreign currency and other	20.8
Balance at December 31, 2017	$937.9

Other Intangible Assets
The Company’s other intangible assets, primarily acquired through business combinations, are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts. No impairment charges were recognized in any period presented. As of December 31, 2017 and 2016, the Company’s other intangible assets consisted of the following:

2017	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships and other intangibles	$484.6	($198.0)	$286.6
Trademarks	27.0	(26.3)	0.7
Software (classified within Property and equipment, net)	41.3	(41.3)	—
Total	$552.9	($265.6)	$287.3
2016
Customer relationships and other intangibles	$474.0	($171.4)	$302.6
Trademarks	26.5	(21.5)	5.0
Software (classified within Property and equipment, net)	41.3	(41.3)	—
Total	$541.8	($234.2)	$307.6

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

Amortization expense for intangibles was $28.9, $28.1 and $27.0 for the years ended December 31, 2017, 2016 and 2015, respectively, and the related estimated expense for the five subsequent fiscal years is as follows:

For the year ended 2018	$24.9
For the year ended 2019	24.2
For the year ended 2020	23.6
For the year ended 2021	21.9
For the year ended 2022	21.6
Thereafter	171.1

7. DEBT AND CAPITAL LEASE OBLIGATIONS

As of December 31, 2017 and 2016, debt and capital lease obligations consisted of the following:

	At December 31,
	2017	2016
Term Loan, due 2019	$99.3	$212.9
Convertible Debentures, due 2029	65.5	63.7
Capital Lease Obligations	2.1	3.6
Accounts Receivable Securitization	103.0	20.0
Total debt	269.9	300.2
Less debt issuance costs	1.3	1.4
Total debt, net	268.6	298.8
Less current maturities	0.9	1.8
Long-term debt	$267.7	$297.0
Weighted average effective interest rates:
Term Loan, due 2019	3.6%	3.0%
Accounts Receivable Securitization	1.9%	1.7%
Convertible Debentures, due 2029	7.2%	7.0%

Credit Facility
On January 11, 2017 (the Effective Date), the Company entered into a new credit agreement (Credit Agreement) and repaid all amounts outstanding and terminated all commitments under its previously existing credit agreement (Prior Credit Agreement) using initial borrowings under the Credit Agreement as well as borrowings under the Company’s asset securitization facility. The Credit Agreement consists of a $215.0 unsecured term loan facility (Term Loan), maturing on March 3, 2019, and a $300.0 unsecured revolving credit facility (Revolving Credit Facility), maturing on January 11, 2022. On the Effective Date, the Company drew $100.0 in initial borrowings under the Term Loan. A $1.0 extinguishment loss was recognized on the Effective Date and is included in Interest expense on the Consolidated Statement of Income as for the year ended December 31, 2017.

The Revolving Credit Facility may be extended for two additional one-year periods, subject to the satisfaction of certain conditions set forth in the Credit Agreement. In addition, aggregate borrowing capacity under the Credit Agreement may be increased by up to an additional $250.0 million by increasing the amount of the Revolving Credit Facility or by incurring additional term loans, in each case subject to the satisfaction of certain conditions set forth in the Credit Agreement, including the receipt of additional commitments for such increase. Borrowings outstanding under the Credit Agreement may be repaid from time to time without premium or penalty, other than customary breakage costs, if any.  Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to, at the Company’s option, either (a) the applicable adjusted LIBOR plus a spread based on the Company’s total net leverage ratio, or (b) a base rate (equal to the higher of the Administrative Agent’s prime rate, the federal fund rate plus 0.50%, and the one-month adjusted LIBOR plus 1.0%) plus a spread based on the Company’s total net leverage ratio. The Company is also obligated to pay a commitment fee on a quarterly basis on the unused portion of the commitments under the Revolving Credit Facility based on the Company’s total net leverage ratio, which fee is currently 25 basis points. While amounts borrowed and repaid under the Revolving Credit Facility can be re-borrowed, amounts repaid under the Term Loan cannot be borrowed again under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, as well as terms and conditions that are customary for credit facilities of this type, including financial covenants for leverage and interest coverage ratios. The Company was in compliance with all covenants at December 31, 2017. Total borrowing capacity remaining under the Revolving Credit Facility was $300.0, with $100.0 outstanding on the Term Loan, as of December 31, 2017. The carrying value of the Term Loan at December 31, 2017 reflects a discount of $0.7 related to fees paid directly to the lenders at issuance. This discount is being amortized over the life of the Term Loan using the effective interest rate method (3.6% as of December 31, 2017), and is included in interest expense in the Consolidated Statements of Income.

The Company established the Prior Credit Agreement on February 28, 2014 in the aggregate amount of $650.0. The Prior Credit Agreement consisted of unsecured term loans (Prior Term Loan) in the initial aggregate amount of $350.0, and an unsecured revolving credit facility (Prior Revolving Credit Facility) in the amount of $300.0. The Prior Term Loan and the Prior Revolving Credit Facility were scheduled to mature on March 3, 2019. Outstanding amounts were subject to interest at the applicable rate described in the Prior Credit Agreement.

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

The 2029 Convertible Debentures, which pay a fixed rate of interest semi-annually, have a contingent interest component that will require the Company to pay additional interest if the trading price of the 2029 Convertible Debentures exceeds a specified threshold at specified times, commencing on September 15, 2019, as outlined in the Indenture. The maximum amount of contingent interest that will accrue is 0.75% per annum of the average trading price of the 2029 Convertible Debentures during the periods specified in the Indenture. The fair value of this embedded derivative was not significant at December 31, 2017 or 2016.

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

The 2029 Convertible Debentures are convertible at the option of the holders on or after September 15, 2028 and prior to that date only under the following circumstances: (1) during any calendar quarter if the last reported sales price of the Company’s common shares for at least 20 trading days (whether or not consecutive) during a period of 20 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price (currently $14.51) for the 2029 Convertible Debentures on each applicable trading day (hereinafter referred to as the Sales Price Condition); (2) during the five business day period immediately following any five consecutive trading day period (the Measurement Period) in which, as determined following a request by a holder of 2029 Convertible Debentures as provided in the Indenture, the trading price per $1,000 principal amount of 2029 Convertible Debentures for each trading day of such Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common shares and the applicable conversion rate for the 2029 Convertible Debentures on each such trading day; (3) if the Company elects to redeem any or all of the 2029 Convertible Debentures; or (4) upon the occurrence of specified corporate events pursuant to the terms of the Indenture. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2029 Convertible Debentures to be converted and pay or deliver, as the case may be, cash, common shares of the Company or a combination of cash and common shares of the Company, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2029 Convertible Debentures being converted.

The 2029 Convertible Debentures were convertible, subject to certain conditions, into common shares of the Company at an initial implied conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares per one thousand dollars in principal amount of debentures. As of December 31, 2017, the implied conversion price for the 2029 Convertible Debentures was approximately $11.16 per share, or eighty-nine and fifty-nine hundredths shares per one thousand dollars in principal amount of debentures. The conversion rate is subject to adjustment for certain events outlined in the Indenture, including payment of dividends.

As of December 31, 2017 and 2016, the 2029 Convertible Debentures were convertible at the option of the holders. This conversion right was triggered upon satisfaction of the Sales Price Condition (the closing price of the Company’s common shares was greater than or equal to $14.51, 130% of the conversion price of the 2029 Convertible Debentures at December 31, 2016, for at least 20 of the 20 consecutive trading days ending on December 31, 2017). As a result, the equity component of the 2029 Convertible Debentures equal to $59.5 (the difference between the par value and carrying value of the 2029 Convertible Debentures at December 30, 2017) has been classified as temporary equity within the December 31, 2017 Consolidated Balance Sheet since this amount was considered redeemable. The Company will reassess the convertibility of the 2029 Convertible Debentures and the related balance sheet classification on a prospective basis. There have been no conversions of the 2029 Convertible Debentures through the date of this filing.

Based on quoted market prices at December 31, 2017, the fair value of the $125.0 aggregate principal amount of the Company’s 2029 Convertible Debentures is $274.5.

Asset Securitization Facility
During January 2017, the Company amended the terms of its asset securitization facility collateralized by accounts receivable of certain of the Company’s subsidiaries. The amendment resulted in an increased purchase limit of $225.0, with $90.0 and $135.0 expiring in January 2018 and January 2020, respectively. The asset securitization facility was further amended in January 2018 to extend the expiration date for the $90.0 purchase limit to January 2019. As of December 31, 2016, the asset securitization facility had a purchase limit of $150.0 expiring in January 2017. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. As of December 31, 2017 and 2016, Convergys had drawn $103.0 and $20.0, respectively, in available funding from qualified receivables. Amounts drawn under this facility have been classified as long-term debt within the Consolidated Balance Sheets, based on the Company’s ability and intent to refinance on a long-term basis as of December 31, 2017.

At December 31, 2017, future minimum payments of the Company’s debt and capital lease arrangements (exclusive of any debt discounts) are as follows:

2018	$42.2
2019	100.7
2020	62.2
2021	—
2022	—
Thereafter	125.0
Total	$330.1

8. RESTRUCTURING
2017 Restructuring

Company-wide restructuring program

During 2017, the Company recorded restructuring expenses of $12.8 related to a company-wide initiative to reduce headcount and better align the Company’s resources, principally for corporate functions. The 2017 restructuring actions impacted approximately 315 employees. This expense is included in Restructuring charges on the Consolidated Statements of Income and is expected to be substantially paid in cash by March 31, 2018. The total remaining liability under these restructuring actions, which is included in Payables and other current liabilities on the Consolidated Balance Sheet, was $5.8 as of December 31, 2017.

Other Severance

During 2017, the Company recorded other severance expense of $10.4 primarily related to headcount reductions resulting from certain client program completions. These actions impacted approximately 250 employees. This severance expense is included in Restructuring charges on the Consolidated Statements of Income and is expected to be substantially paid in cash by March 31, 2018. The total remaining liability under these restructuring actions, which is included in Payables and other current liabilities on the Consolidated Balance Sheet, was $2.8 as of December 31, 2017.

buw integration

During 2017, the Company recorded severance charges of $1.1 related to the elimination of certain redundant positions as a result of the integration of the buw business. This severance expense was included in Transaction and integration costs on the Consolidated Statements of Income and is expected to be fully paid in cash by March 31, 2018. The total remaining liability under these severance-related actions, which is included in Payables and other current liabilities on the Consolidated Balance Sheet, was $0.1 as of December 31, 2017.

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

Components of pension cost and other amounts recognized in other comprehensive income for the Company’s defined benefit plans are as follows:

	Year Ended December 31,
	2017	2016	2015
Service cost	$5.5	$6.5	$7.5
Interest cost on projected benefit obligation	7.3	8.6	10.5
Expected return on plan assets	(9.9)	(10.0)	(10.2)
Amortization and deferrals—net	6.2	6.6	10.4
Settlement charge	2.5	4.8	—
Total pension cost	$11.6	$16.5	$18.2
Other comprehensive (loss) income	($9.1)	$11.1	$14.5

During 2017 and 2016, the Company recognized non-cash pension settlement charges of $2.5 and $4.8, respectively, resulting from lump sum distributions.

The reconciliation of the defined benefit plans’ projected benefit obligation and the fair value of plan assets for the years ended December 31, 2017 and 2016 are as follows:

	At December 31,
	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$225.7	$242.9
Service cost	5.5	6.5
Interest cost	7.3	8.6
Settlement	(9.5)	(15.4)
Actuarial gain (loss)	26.4	(4.3)
Benefits paid	(13.3)	(12.6)
Benefit obligation at end of year	$242.1	$225.7
Change in plan assets:
Fair value of plan assets at beginning of year	$154.2	$157.2
Actual return on plan assets	18.9	7.9
Settlement	(9.5)	(15.4)
Employer contribution	7.2	17.1
Benefits paid	(13.3)	(12.6)
Fair value of plan assets at end of year	$157.5	$154.2
Funded status	($84.6)	($71.5)
Amounts recognized in the Consolidated Balance Sheets consisted of:
Current liability	($6.9)	($6.4)
Non-current liability	($77.7)	($65.1)
Accumulated other comprehensive loss	($62.4)	($53.3)

Accumulated other comprehensive loss at December 31, 2017 and 2016 includes unrecognized actuarial losses of $62.4 ($40.4 net of tax) and $53.3 ($32.8 net of tax), respectively. The actuarial loss included in accumulated other comprehensive loss that is expected to be recognized in net periodic pension cost during 2018 is $8.4. The accumulated benefit obligation for the defined benefit plans was $242.1 and $225.7 at December 31, 2017 and 2016, respectively.

Estimated future benefit payments from the defined benefit plans are as follows:

2018	$23.3
2019	21.0
2020	20.5
2021	19.9
2022	19.6
2023 - 2027	88.0
Total	$192.3

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

Components of pension cost and other amounts recognized in other comprehensive loss for the EDCP are as follows:

	Year Ended December 31,
	2017	2016	2015
Service cost	$1.8	$1.3	$1.5
Interest cost on projected benefit obligation	0.4	0.3	0.4
Total pension cost	$2.2	$1.6	$1.9
Other comprehensive loss	($1.8)	($1.0)	($0.6)

The reconciliation of the EDCP projected benefit obligation for the years ended December 31, 2017 and 2016 is as follows:

	At December 31,
	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$14.9	$13.7
Service cost	1.8	1.3
Interest cost	0.4	0.3
Actuarial loss	1.8	1.0
Benefits paid	(1.4)	(1.4)
Benefit obligation at end of year	$17.5	$14.9
Funded status	($17.5)	($14.9)
Amounts recognized in the Consolidated Balance Sheets consisted of:
Current liability	($2.3)	($1.6)
Non-current liability	($15.2)	($13.3)
Accumulated other comprehensive loss	($2.0)	($0.2)

Accumulated other comprehensive loss at December 31, 2017 and 2016 includes unrecognized actuarial losses of $2.0 ($1.3 net of tax), and gains of $0.2 ($0.1 net of tax). The accumulated benefit obligation for the EDCP was $17.5 and $14.9 at December 31, 2017 and 2016, respectively. There is no prior service cost expected to be recognized in net periodic pension cost during the year ending December 31, 2018.

Estimated future benefit payments from the EDCP are as follows:

2018	$2.3
2019	0.8
2020	0.9
2021	1.2
2022	1.2
2023 - 2027	8.7
Total	$15.1

The following weighted-average rates were used in determining the benefit obligations at December 31:

	2017			2016
Discount rate—projected benefit obligation	1.50%	-	5.76%	1.55%	-	5.56%
Future compensation growth rate	2.00%	-	4.50%	2.00%	-	4.00%
Expected long-term rate of return on plan assets	6.25%	-	6.75%	6.75%	-	7.00%

The following weighted-average rates were used in determining the pension cost for all years ended December 31:

	2017			2016			2015
Discount rate—projected benefit obligation	1.50%	-	5.76%	1.55%	-	5.56%	3.61%	-	5.56%
Future compensation growth rate	2.00%	-	4.50%	2.00%	-	4.00%	2.50%	-	4.50%
Expected long-term rate of return on plan assets	6.75%			6.75%	-	7.00%	6.75%	-	7.00%

The range of discount rates utilized in determining the pension cost and projected benefit obligation of the Company’s defined benefit plans reflects a lower prevalent rate applicable to the frozen cash balance plan for eligible employees in U.S. and a higher applicable rate for the unfunded defined benefit plan for certain eligible employees in the Philippines, France and Malaysia. The plans outside the U.S. represented approximately 13.7% and 15.3% of the Company’s total projected benefit obligation for all plans as of December 31, 2017 and 2016, respectively.

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

Plan Assets
As of December 31, 2017 and 2016, plan assets for the cash balance plan consisted of common/collective trusts (of which approximately 60% are invested in equity backed funds and approximately 40% are invested in funds invested in fixed income instruments) and a private equity fund. At December 31, 2017, the Company’s targeted allocation was 60% equity and 40% fixed income. The investment objectives for the plan assets are to generate returns that will enable the plan to meet its future obligations. The Company’s expected long-term rate of return was determined based on the asset mix of the plan, projected returns, past performance and other factors. The Company contributed $10.0 in 2016 to fund its cash balance plan. No such contributions were made in 2017. The Company has satisfied its ERISA funding requirements through 2017. No plan assets are expected to be returned to the Company during 2018.

The following table sets forth by level, within the fair value hierarchy, the cash balance plan’s assets at fair value as of December 31, 2017 and 2016:

Investments	December 31, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/collective trusts:
Fixed income	$62.4	$—	$62.4	$—
U.S. large cap	56.7	—	56.7	—
U.S. small cap	10.0	—	10.0	—
International equity	26.6	—	26.6	—
Limited partnership	1.8	—	—	1.8
Total investments	$157.5	$—	$155.7	$1.8

Investments	December 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/collective trusts:
Fixed income	$60.8	$—	$60.8	$—
U.S. large cap	54.2	—	54.2	—
U.S. small cap	10.3	—	10.3	—
International equity	26.7	—	26.7	—
Limited partnership	2.2	—	—	2.2
Total investments	$154.2	$—	$152.0	$2.2

There were no transfers between the three levels of the fair value hierarchy during the years ended December 31, 2017 and 2016. For additional information on the fair value hierarchy, see Note 13.

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

	Year Ended December 31
	2017	2016
Balance, beginning of year	$2.2	$2.8
Unrealized losses relating to instruments still held at the reporting date	(0.1)	(0.3)
Distributions	(0.3)	(0.3)
Balance, end of year	$1.8	$2.2

Savings Plans
The Company sponsors a defined contribution plan covering substantially all U.S. employees. The Company matches a portion of employee contributions to the plan. The Company matches up to 100% of the first 3% and 50% of the next 2% of eligible compensation contributed by the participant. Total Company contributions to the defined contribution plan were $7.0 in 2017 compared to $7.3 and $7.4 for 2016 and 2015, respectively. Plan assets for this plan included 0.8 ($17.7) and 0.9 ($21.0) of the Company’s common shares at December 31, 2017 and 2016, respectively.

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

The Company funds life insurance benefits of certain retirees through a Voluntary Employee Benefit Association (VEBA) trust. Contributions to the plan consist of (1) compensation or pension benefit deductions that the participant directs the Company, which is also the Plan Sponsor, to deposit into the plan on their behalf based on the coverage the participant has elected under the plan, and (2) amounts the Company pays to the plan that are in excess of the participant-directed deductions. Contributions to the VEBA are subject to Internal Revenue Service (IRS) limitations developed using the aggregate cost method. At December 31, 2006, the Company eliminated the postretirement life insurance plan benefits for non-retirement eligible employees. The Company’s postretirement benefit plan benefit was $0.7 at 2017 and 2016, respectively, and $0.8 for 2015. The amounts included within accumulated other comprehensive income related to these benefits were $0.1 and $1.2 at December 31, 2017 and 2016, respectively.

Components of other post-employment benefit plan cost and other amounts recognized in other comprehensive loss for the postretirement health and life insurance plans are as follows:

	2017	2016	2015
Interest cost on projected benefit obligation	$0.1	$0.1	$0.2
Expected return on plan assets	(0.2)	(0.2)	(0.3)
Amortization and deferrals—net	(0.6)	(0.6)	(0.7)
Total other benefit	($0.7)	($0.7)	($0.8)
Other comprehensive loss	($1.1)	($0.9)	($0.7)

The reconciliation of the postretirement health and life insurance plans’ projected benefit obligation and the fair value of plan assets for the years ended December 31, 2017 and 2016 are as follows:

	At December 31,
	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$4.2	$4.2
Interest cost	0.1	0.1
Actuarial loss	0.4	0.1
Benefits paid	(0.2)	(0.2)
Benefit obligation at end of year	$4.5	$4.2
Change in plan assets:
Fair value of plan assets at beginning of year	$3.2	$3.4
Actual return on plan assets	—	0.1
Employer contribution	0.2	0.1
Asset transfer	—	(0.2)
Benefits paid	(0.2)	(0.2)
Fair value of plan assets at end of year	$3.2	$3.2
Funded status	($1.3)	($1.0)
Amounts recognized in the Consolidated Balance Sheets consisted of:
Current liability	($0.1)	($0.1)
Non-current liability	($1.2)	($0.9)
Accumulated other comprehensive income	$0.1	$1.2

Estimated future benefit payments from the postretirement health and life insurance plans are as follows:

2018	$0.2
2019	0.2
2020	0.2
2021	0.2
2022	0.2
2023 - 2027	1.2
Total	$2.2

Plan assets for the postretirement health and life insurance plans of $3.2 at December 31, 2017 and 2016, respectively, are comprised of money market accounts, a Level 1 fair value measure. The Company expects to make $0.1 in contributions in 2018 to fund its postretirement health and life insurance plans. No plan assets are expected to be returned to the Company during 2018.

Convergys Corporation 2017 Annual Report 17

10. STOCK-BASED COMPENSATION PLANS

At December 31, 2017, the Company had 6.4 common shares remaining available for issuance under the Convergys Corporation Amended and Restated Long-Term Incentive Plan (Convergys LTIP) from the initial authorization of 30.0 common shares in 1998, which was increased to 38.0 in 2002. The Company granted stock options in 2012 and 2011 with exercise prices that were no less than the market value of the Company’s common shares at the grant date and have a ten-year term and vesting terms of two to three years. The Company also grants restricted stock units to certain employees and directors. The restricted stock units do not possess voting rights and consist of both time-related and performance-related units. The restrictions for the time-related restricted stock units generally lapse one to three years after the grant date. The performance-related units vest upon the Company’s satisfaction of certain financial targets. Performance-related units for which the performance conditions for vesting of those units are not met within the applicable three-year performance period are forfeited.

The following table shows certain information as of December 31, 2017, with respect to compensation plans under which common shares are authorized for issuance:

Shares (in millions)	Number of Common Shares to be Issued Upon Exercise	Weighted Average Exercise Price	Common Shares Available for Future Issuance
Equity compensation plans approved by shareholders
Stock options	0.3	$13.45	—
Restricted stock units	2.1	—	—
	2.4	$13.45	6.4

The Company’s operating results reflect stock-based compensation expense of $17.4, $18.8 and $16.9 for 2017, 2016 and 2015, respectively. Expense in 2017, 2016 and 2015 included $0.9, $1.4 and $1.2, respectively, related to awards classified as liabilities that will ultimately settle in cash.

Restricted Stock Units

Time-based Restricted Stock Units
During the years ended December 31, 2017, 2016 and 2015, the Company granted 0.7, 0.5 and 0.7 shares, respectively, of time-based restricted stock units. The weighted average grant date fair values of these grants were $23.59, $26.51 and $22.41, respectively. These time-based grants are scheduled to vest 25% at the first anniversary of the grant date, 25% at the second anniversary and 50% at the third anniversary.

The total compensation cost related to non-vested time-based restricted stock units not yet recognized as of December 31, 2017 was approximately $18.8, which is expected to be recognized over a weighted average period of 2.1 years. Changes to non-vested time-based restricted stock units for the years ended December 31, 2017 and 2016 were as follows:

Shares (in millions)	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2014	1.3	$17.66
Granted	0.7	22.41
Vested	(0.5)	16.53
Forfeited	(0.2)	20.78
Non-vested at December 31, 2015	1.3	20.20
Granted	0.5	26.51
Vested	(0.5)	19.35
Forfeited	—	—
Non-vested at December 31, 2016	1.3	23.23
Granted	0.7	23.59
Vested	(0.6)	22.80
Forfeited	(0.1)	24.68
Non-vested at December 31, 2017	1.3	$23.46

Performance-based Restricted Stock Units
During the years ended December 31, 2017, 2016 and 2015, the Company granted 0.3, 0.4 and 0.4 shares, respectively, of performance-based restricted stock units. These grants provide for payout based upon the extent to which the Company achieves certain EPS targets, as determined by the Compensation and Benefits Committee of the Board of Directors, over three-year periods. Payout levels for earned shares range from 50% to 200% of award shares. No payout is earned if performance is below the minimum threshold performance level. At December 31, 2017, the targets for the third year of the 2016 grants and the second and third years of the 2017 grants had not yet been set, the key terms had not been effectively communicated to the recipients, and as such the expense related to these grants had not yet been recognized. These grants have been excluded from the table below.

During 2017, the Company established and communicated to participants the final key terms of the 2015 grants, resulting in grants for accounting purposes with a grant date fair value of $21.27 per share. The total compensation cost related to the 2015 non-vested performance-based restricted stock units not yet recognized as of December 31, 2017 was approximately $0.8, which is expected to be recognized ratably over the remaining vesting period ending in February 2018.

Changes to non-vested performance-based restricted stock units for the years ended December 31, 2017, 2016 and 2015 were as follows:

Shares (in millions)	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2014	—	$—
Granted	0.3	28.84
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2015	0.3	21.84
Granted	0.3	26.49
Vested	(0.3)	21.92
Forfeited	—	—
Non-vested at December 31, 2016	0.3	26.48
Granted	0.3	21.27
Vested	(0.3)	26.16
Forfeited	—	—
Non-vested at December 31, 2017	0.3	$21.28

The aggregate intrinsic value of non-vested time-based and performance-based restricted stock units was $40.7 at December 31, 2017.

Stock Options
Presented below is a summary of Company stock option activity. Prior to 2016, all outstanding stock options were fully vested and the related expense had been fully recognized.

Shares (in millions)	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2015	0.7	$13.24
Options exercisable at January 1, 2015	0.5	13.41
Granted	—	—
Exercised	(0.2)	13.09
Forfeited	—	—
Options outstanding at December 31, 2015	0.5	$13.33
Options exercisable at December 31, 2015	0.5	$13.33
Granted	—	—
Exercised	(0.1)	13.24
Forfeited	—	—
Options outstanding at December 31, 2016	0.4	$13.34
Options exercisable at December 31, 2016	0.4	$13.34
Granted	—	—
Exercised	(0.1)	12.92
Forfeited	—	—
Options outstanding at December 31, 2017	0.3	$13.45
Options exercisable at December 31, 2017	0.3	$13.45

Approximately one-half of the stock options granted during 2012 vested in two years and the remaining vested in three years. The Company used a Black-Scholes option pricing model to calculate the fair value of stock options granted. For the 2012 grants, the weighted average fair value at grant date of $3.43 per option granted included assumptions of a strike price of $12.79, a 30.74% implied volatility, an expected term of 4.5 years, a risk-free rate of 0.76%, and a dividend yield of 0.00%. These 2012 option grants were fully expensed as of December 31, 2016, and resulted in stock compensation expense of less than $0.1 in 2015. Expected volatility is based on the unbiased standard deviation of the Company’s common shares over the option term. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option for the expected term of the instrument. The dividend yield reflects an estimate of dividend payouts over the term of the award. As of December 31, 2017, all outstanding stock options are fully vested and the related expense has been fully recognized.

The weighted average grant date fair value per share for the outstanding and exercisable options at December 31, 2017 was $3.86.

The following table summarizes the status of the Company stock options outstanding and exercisable at December 31, 2017:

Shares (in millions)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$12.79 to $13.76	0.3	3.4	13.45	0.3	3.4	13.45
Total	0.3	3.4	$13.45	0.3	3.4	$13.45

The aggregate intrinsic value of stock options exercised was $1.0 in 2017, $0.6 in 2016 and $2.7 in 2015. The actual tax benefit realized from the exercised stock options was $0.2 in 2017, $0.1 in 2016 and $0.6 in 2015. As of December 31, 2017, the aggregate intrinsic value was $3.3 for both stock options outstanding and exercisable. Intrinsic value represents the Company’s closing price on the last trading day of the year in excess of the weighted average exercise price for those tranches of options with a weighted average exercise price less than the closing price multiplied by the number of options outstanding or exercisable.

11. COMMITMENTS AND CONTINGENCIES

Commitments
The Company leases certain facilities and equipment used in its operations. Total rent expense was $143.4, $135.0 and $129.3 in 2017, 2016 and 2015, respectively.

At December 31, 2017, the total minimum rental commitments under non-cancelable operating leases are as follows:

2018	$104.9
2019	85.0
2020	66.7
2021	50.8
2022	35.5
Thereafter	79.0
Total	$421.9

At December 31, 2017, the Company had outstanding letters of credit and bond obligations of $13.6 related to performance guarantees, of which $12.1 is set to expire by the end of 2018, $1.1 is set to expire within one to three years and $0.4 is set to expire after three years. The Company believes that any guarantee obligation that may arise will not be material. The Company also has future purchase commitments with telecommunication and transportation providers for the next twelve months of $20.1 at December 31, 2017.

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

The Company serves many of its U.S.-based clients using contact center capacity outside of the U.S. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to deliver services under these contracts are denominated in the local currency of the country where services are provided, which represents a foreign exchange exposure. The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in some of the aforementioned foreign currencies by entering into hedging contracts with several financial institutions to acquire a total of PHP 32,040.0 at a fixed price of $634.8 at various dates through September 2020, INR 10,170.0 at a fixed price of $140.1 at various dates through June 2020, CAD 38.0 at a fixed price of $28.6 at various dates through December 2019 and COP 40,200.0 at a fixed price of $12.7 at various dates through June 2019, and to sell a total of AUD 24.8 at a fixed price of $19.3 at various dates through October 2018. These instruments mature within the next 33 months and had a notional value of $835.5 at December 31, 2017 and $959.0 at December 31, 2016. The derivative instruments discussed above are designated and are effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	At December 31,
	2017	2016
Forward exchange contracts and options designated as hedging instruments:
Included within other current assets	$14.5	$3.0
Included within other non-current assets	8.7	2.3
Included within other current liabilities	7.7	31.3
Included within other long-term liabilities	1.7	15.4

The Company recorded a deferred tax expense of $3.6 and deferred tax benefit of $15.9 related to these derivatives at December 31, 2017 and 2016, respectively. A total of $10.4 of deferred gains, net of tax, related to these cash flow hedges at December 31, 2017 were included in accumulated other comprehensive income (OCI), compared to $25.5 of deferred losses, net of tax, that were included in accumulated other comprehensive loss (OCL) at December 31, 2016. As of December 31, 2017, deferred gains of $6.8 ($5.1 net of tax) on derivative instruments included in accumulated OCI are expected to be reclassified into earnings during the next 12 months. The following tables provide the effect of these derivative instruments on the Company’s Consolidated Financial Statements during 2017 and 2016, respectively:

2017:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Foreign exchange contracts	$35.0	($20.3)	Cost of providing services and products sold and Selling, general and administrative

2016:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Foreign exchange contracts	($25.5)	($26.4)	Cost of providing services and products sold and Selling, general and administrative

The gain or loss recognized related to the ineffective portion of the derivative instruments was immaterial for the years ended December 31, 2017 and 2016.

During 2017, 2016 and 2015, the Company recorded net losses of $20.3, $26.4 and $25.2, respectively, related to the settlement of forward contracts that were designated as cash flow hedges.

The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. During the year ended December 31, 2017, a loss of $19.6 was recognized related to changes in fair value of these derivative instruments not designated as hedges, compared to a gain of $5.5 in the same period in 2016. The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income, net in the accompanying Consolidated Statements of Income. The fair value of these derivative instruments not designated as hedges at December 31, 2017, was a $8.9 payable.

The aggregate fair value of all derivative instruments in a liability position at December 31, 2017 was $19.2 for which the Company has no posted collateral.

Short-term Investments
As of December 31, 2017 and 2016, the Company held investment securities with a fair value of $13.5 and $12.4, respectively, that are held in a grantor trust for the benefit of participants in the EDCP and reflect the hypothetical investment balances of EDCP participants. The securities are classified as trading securities and included within short-term investments in the Consolidated Balance Sheets. The investment securities include exchange-traded mutual funds and money market accounts. These securities are carried at fair value, with gains and losses, both realized and unrealized, reported in other income (expense), net in the Consolidated Statements of Income. The cost of securities sold is based upon the specific identification method. Interest and dividends on securities classified as trading are included in other income (expense), net.

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

At December 31, 2017 and 2016, the Company had foreign currency forward contracts measured at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during the years ended December 31, 2017 and 2016. The derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016 were as follows:

	December 31, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$24.2	$—	$24.2	$—
Foreign currency forward contracts (liability position)	$19.2	$—	$19.2	$—

	December 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$5.6	$—	$5.6	$—
Foreign currency forward contracts (liability position)	$49.0	$—	$49.0	$—

The Company also had investment securities held in a grantor trust for the benefit of participants of the EDCP measured at fair value at December 31, 2017 and December 31, 2016. These investments are recorded as short-term investments on the Consolidated Balance Sheets. The fair value of these instruments was measured using the quoted prices in active markets for identical assets (Level 1). There were no transfers between the three levels of the fair value hierarchy during the years ended December 31, 2017 and 2016. The assets measured at fair value on a recurring basis as of December 31, 2017 and 2016 were as follows:

	December 31, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$12.4	$12.4	$—	$—
Money market accounts	1.1	1.1	—	—
Total	$13.5	$13.5	$—	$—

	December 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$10.5	$10.5	$—	$—
Convergys common stock	1.3	1.3	—	—
Money market accounts	0.6	0.6	—	—
Total	$12.4	$12.4	$—	$—

14. INCOME TAXES

The Company’s provision for income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2017	2016	2015
Current:
United States federal	$32.7	$0.1	($21.3)
Non-U.S.	20.2	40.5	25.3
State and local	2.9	2.4	—
Total current	55.8	43.0	4.0
Deferred:
United States federal	(35.0)	14.7	6.0
Non-U.S.	29.5	(5.0)	(4.3)
State and local	8.1	0.2	2.9
Total deferred	2.6	9.9	4.6
Total	$58.4	$52.9	$8.6

The Company’s combined pre-tax earnings from continuing operations relating to non-U.S. subsidiaries or branches were $153.2, $156.1 and $139.5 during 2017, 2016 and 2015, respectively.

The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21% in 2018, eliminating certain deductions, imposing a mandatory one-time transition tax, or deemed repatriation tax, on accumulated earnings of foreign subsidiaries as of 2017 that were previously tax deferred, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. While the effective date of the new corporate tax rates for the Company is January 1, 2018, the Company is required to calculate the effects of changes in tax rates and laws on deferred tax balances (including the effects of the one-time transition tax) in 2017, the period in which the legislation was enacted. The Company has not completed its determination of the accounting implications of the 2017 Tax Act on its tax accruals. However, the Company has reasonably estimated the effects of the 2017 Tax Act to be an increase in income tax expense of $34.1. The Company recorded the $34.1 income tax expense as a provisional estimate of the 2017 Tax Act in the consolidated financial statements as of December 31, 2017. The significant components of this expense include (i) the remeasurement of net deferred tax liabilities at the lower enacted U.S. federal corporate tax rate, which resulted in a net $97.9 decrease in income tax expense; (ii) a $20.3 net tax expense comprised of foreign withholding taxes related to certain non-U.S. earnings subject to repatriation offset by reversal of a deferred tax liability on previously undistributed foreign earnings; and (iii) the deemed repatriation tax on unremitted non-U.S. earnings and profits that were previously tax deferred and other tax impacts of the 2017 Tax Act, which resulted in a $111.7 increase in income tax expense, net of deductions and credits. The Company has not completed its analysis of the tax impact of the currency translation adjustment related to the change in indefinite reinvestment assertion as the computation is significantly impacted by the provisional estimates discussed above. As the Company completes its analysis of the 2017 Tax Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts. Those adjustments may materially impact the Company’s provision for income taxes in the period in which the adjustments are made.

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate from continuing operations for the tax expense in 2017, 2016 and 2015, respectively:

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory rate	35.0%	35.0%	35.0%
Permanent differences	3.1	4.5	2.3
State and local income taxes, net of federal income tax	1.1	0.9	1.1
International rate differential, including tax holidays	(24.5)	(24.5)	(21.2)
Non-U.S. valuation allowances	2.4	2.1	1.0
Adjustments for uncertain tax positions	(1.0)	(0.2)	(12.9)
Legal entity restructuring charges	—	2.3	—
Tax credits and other	(3.6)	(0.1)	0.6
Foreign repatriation, net of foreign tax credits	1.1	8.5	(1.0)
Impact of the 2017 Tax Act
Deemed repatriation of non-U.S. earnings, net of foreign tax credits, and other	62.1	—	—
Non-U.S. withholding taxes related to certain non-U.S. earnings subject to repatriation	11.3	—	—
Remeasurement of U.S. net deferred tax liabilities from 35% to 21%	(54.5)	—	—
Effective rate	32.5%	28.5%	4.9%

The increase in the effective income tax rate in 2017 was primarily due to additional tax expense of $34.1 related to enactment of the 2017 Tax Act.  This additional expense included $20.3 of net tax expense to record the deferred tax liability associated with a change in classification for a portion of undistributed earnings of the Company’s foreign subsidiaries, reflecting management’s plans to repatriate certain undistributed earnings of the Company’s foreign subsidiaries. This increase in the 2017 effective income tax rate was slightly offset by a shift in the geographical mix of worldwide income.  The 2016 effective income tax rate was driven by the restructuring of the Company’s legal entity structure and repatriation of earnings into primarily non-U.S. jurisdictions to provide the Company with increased flexibility to manage its strategic priorities.

The 2017 Tax Act imposes a mandatory one-time tax on certain accumulated earnings of non-U.S. subsidiaries and, as a result, all previously undistributed earnings have now been subjected to U.S. tax. Notwithstanding the U.S. taxation of these amounts, the Company recorded deferred tax liabilities of $34.9 related to non-U.S. withholding taxes related to certain earnings likely to be repatriated in the future. As of December 31, 2017, the Company had $390.6 of undistributed earnings of its non-U.S. subsidiaries for which it has not provided for non-U.S. withholding taxes because such earnings are intended to be reinvested indefinitely. It is not practicable to determine the amount of applicable taxes that would be due if such earnings were distributed.

The Company’s non-U.S. taxes for 2017, 2016 and 2015 included $5.2, $5.1 and $6.3, respectively, of benefit derived from tax holidays in the Philippines, the Dominican Republic, Costa Rica, El Salvador, Malaysia, Honduras, Nicaragua and Tunisia. This resulted in (2.9)%, (2.8)% and (3.6)% impact to the effective tax rate in 2017, 2016 and 2015, respectively. The tax holidays in the Philippines began to expire in 2017 and will continue to expire through 2020. The Company will apply to extend these tax holidays for additional terms of one to two years in accordance with local law. The tax holiday in Malaysia expired October 2, 2017.

The components of deferred tax assets and liabilities are as follows:

	At December 31,
	2017	2016
Deferred tax assets:
Loss and credit carryforwards	$84.9	$95.0
Pension and employee benefits	32.1	35.4
Deferred revenue	3.8	6.0
Foreign currency hedges	—	15.9
Intercompany payables/receivables	0.2	57.2
Other	25.5	27.9
Valuation allowances	(49.1)	(37.6)
Total deferred tax assets	97.4	199.8
Deferred tax liabilities:
Depreciation and amortization	177.7	270.5
Contingent debt and accrued interest	67.4	89.5
Foreign currency hedges	3.5	—
Unremitted non-U.S. earnings	42.0	15.9
Other	8.1	4.0
Total deferred tax liabilities	298.7	379.9
Net deferred tax liabilities	($201.3)	($180.1)

The Company recorded a provisional adjustment to its U.S. federal deferred income tax assets and liabilities as of December 31, 2017 to reflect the reduction in the U.S. federal corporate income tax rate from 35% to 21% resulting from the 2017 Tax Act.

Deferred tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the Consolidated Balance Sheets at December 31, 2017 and 2016.

	At December 31,
	2017	2016
Non-current deferred tax asset	$21.3	$17.7
Non-current deferred tax liability	222.6	197.8
Total deferred tax liability	($201.3)	($180.1)

As of December 31, 2017 and 2016, $16.9 and $11.3, respectively, of the valuation allowances relate to the Company’s non-U.S. operations.

As of December 31, 2017, the Company has federal, state, and non-U.S. operating loss carryforwards of $43.1, $840.2 and $90.2, respectively. The federal operating loss carryforwards and state operating loss carryforwards expire between 2018 and 2037. The non-U.S. operating loss carryforwards include $35.7 with no expiration date; the remainder will expire between 2018 and 2036. The federal and state operating loss carryforwards include losses of $41.4 and $101.6, respectively, which were acquired in connection with business combinations. Utilization of the acquired federal and state tax loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986.

As of December 31, 2017 and 2016, the liability for unrecognized tax benefits was $21.3 and $20.8, respectively, including $11.9 and $11.5 of accrued interest and penalties, respectively, and is recorded in Other long-term liabilities in the Consolidated Balance Sheets. The total amount of net unrecognized tax benefits that would affect income tax expense, if ever recognized in the Consolidated Financial Statements, is $17.2. This amount includes net interest and penalties of $9.7. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. During 2017, the Company recognized a net benefit of $0.1 in interest and penalties, compared to a net benefit of $0.6 during 2016. The net benefit of $0.1 in 2017 includes $0 of expense related to interest and penalties accrued on positions still outstanding as of December 31, 2017.

A reconciliation of the beginning and ending total amounts of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

	2017	2016
Balance at January 1	$10.5	$21.6
Additions based on tax positions related to the current year	0.6	0.4
Additions for tax positions of prior years	0.2	0.3
Settlements	(1.0)	0.4
Reductions for tax positions of prior years	(0.2)	—
Lapse of statutes of limitations	(0.7)	(12.2)
Balance at December 31	$9.4	$10.5

The liability for unrecognized tax benefits related to discontinued operations at December 31, 2017 and 2016 was $1.5 and $1.3, respectively.

The Company is currently attempting to resolve income tax audits relating to prior years in various jurisdictions. The Company has received assessments from these jurisdictions related to transfer pricing and deductibility of expenses. The Company believes that it is appropriately reserved with regard to these assessments as of December 31, 2017. Furthermore, the Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits including interest will decrease between $0.6 and $16.2 prior to December 31, 2018, based upon resolution of audits; however, actual developments could differ from those currently expected.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and non-U.S. jurisdictions. With a few exceptions, the Company is no longer subject to examinations by tax authorities for years before 2002.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

	Foreign Currency	Derivative Financial Instruments	Pension Liability	Total
Balance at December 31, 2015	($38.2)	($26.1)	($37.5)	($101.8)
Other comprehensive (loss) income before reclassifications, net of tax	(18.4)	(15.7)	(1.0)	(35.1)
Settlement of pension obligation, net of tax	—	—	3.0	3.0
Amounts reclassified from accumulated other comprehensive income, net of tax	—	16.3	3.8	20.1
Net current-period other comprehensive (loss) income	(18.4)	0.6	5.8	(12.0)
Balance at December 31, 2016	($56.6)	($25.5)	($31.7)	($113.8)
Other comprehensive income (loss) before reclassifications, net of tax	21.2	23.4	(14.7)	29.9
Settlement of pension obligation, net of tax	—	—	1.5	1.5
Amounts reclassified from accumulated other comprehensive income, net of tax	—	12.5	3.3	15.8
Net current-period other comprehensive income	21.2	35.9	(9.9)	47.2
Balance at December 31, 2017	($35.4)	$10.4	($41.6)	($66.6)

The following table summarizes the reclassification out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income

2017:
Loss on derivative instruments	($20.3)	Cost of providing services and products sold and Selling, general and administrative
Tax benefit	7.8	Income tax expense
Loss on derivative instruments, net of tax	(12.5)	Income from Continuing Operations, net of tax

Adjustments of pension and other post employment obligations	(8.0)	Selling, general and administrative
Tax benefit	3.2	Income tax expense
Adjustment of pension and other post employment obligations, net of tax	(4.8)	Income from Continuing Operations, net of tax

Total reclassifications for the period	($17.3)

2016:
Loss on derivative instruments	($26.4)	Cost of providing services and products sold and Selling, general and administrative
Tax benefit	10.1	Income tax expense
Loss on derivative instruments, net of tax	(16.3)	Income from Continuing Operations, net of tax

Adjustment of pension and other post employment obligations	(10.9)	Selling, general and administrative
Tax benefit	4.1	Income tax expense
Adjustment of pension and other post employment obligations, net of tax	(6.8)	Income from Continuing Operations, net of tax

Total reclassifications for the period	($23.1)

16. ADDITIONAL FINANCIAL INFORMATION

	At December 31,
	2017	2016
Property and equipment, net:
Land	$6.9	$6.9
Buildings	104.8	104.8
Leasehold improvements	348.4	325.9
Equipment	538.2	552.1
Software	350.0	366.7
Construction in progress and other	26.2	32.8
	1,374.5	1,389.2
Less: Accumulated depreciation	(1,114.5)	(1,085.1)
	$260.0	$304.1
Payables and other current liabilities:
Accounts payable	$41.3	$53.9
Accrued income and other taxes	41.9	44.1
Accrued payroll-related expenses	131.6	132.0
Derivative liabilities	17.6	33.6
Accrued expenses, other	63.5	63.7
Restructuring and exit costs	8.7	0.8
Deferred revenue and government grants	17.5	17.7
	$322.1	$345.8

17. INDUSTRY SEGMENT AND GEOGRAPHIC OPERATIONS

Geographic Operations
The following table presents certain geographic information regarding the Company’s operations. The Company attributes revenues from external customers to the country of domicile of the Convergys legal entity that is party to each customer contract.

	Year Ended December 31,
	2017	2016	2015
Revenues:
United States	$2,066.6	$2,321.2	$2,385.6
Rest of World	725.5	592.4	565.0
	$2,792.1	$2,913.6	$2,950.6

	At December 31,
	2017	2016
Long-lived Assets:
United States	$832.6	$869.3
Philippines	176.5	192.6
Rest of World	547.9	525.1
	$1,557.0	$1,587.0

Concentrations
The Company derives significant revenues from AT&T. Revenues from AT&T (including DIRECTV in all years) were 16.8%, 20.5% and 21.3% of the Company’s consolidated revenues from continuing operations for 2017, 2016 and 2015, respectively. Related accounts receivable from AT&T totaled $69.4 and $93.7 at December 31, 2017 and 2016, respectively. No other client accounted for more than 10% of our consolidated revenues for 2017, 2016 or 2015.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (a)	Total
2017:
Revenues	$727.6	$686.8	$688.3	$689.4	$2,792.1
Operating Income	48.8	48.8	48.1	51.5	197.2
Net Income	37.9	39.8	34.8	8.9	121.4

Basic Earnings Per Common Share	$0.40	$0.42	$0.38	$0.10	$1.30
Diluted Earnings Per Common Share	$0.38	$0.40	$0.35	$0.09	$1.22

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (b)	Total
2016:
Revenues	$722.2	$692.3	$741.2	$757.9	$2,913.6
Operating Income	60.4	46.3	50.6	57.2	214.6
Income from Continued Operations, net of tax	44.5	33.2	37.7	17.5	133.0
Income from Discontinued Operations, net of tax	—	—	10.0	—	10.0
Net Income	44.5	33.2	47.7	17.5	143.0
Basic Earnings Per Common Share:
Continuing Operations	$0.46	$0.35	$0.39	$0.18	$1.39
Discontinued Operations	—	—	0.11	—	0.10
Basic Earnings Per Common Share	$0.46	$0.35	$0.50	$0.18	$1.49
Diluted Earnings Per Common Share
Continuing Operations	$0.43	$0.32	$0.36	$0.17	$1.30
Discontinued Operations	—	—	0.10	—	0.10
Basic Earnings Per Common Share	$0.43	$0.32	$0.46	$0.17	$1.40

(a) Fourth quarter 2017 includes a decrease in operating income of $8.2 resulting from $0.4 of integration-related expenses associated with Convergys’ acquisition of Stream and buw, $0.6 of depreciation expense resulting from the fair value write-up of property and equipment acquired from Stream and buw and $7.2 of amortization expense related to acquired intangible assets. Fourth quarter 2017 also includes a $0.5 pension settlement charge and a $32.3 net impact to income tax expense resulting from the enactment of the 2017 Tax Act.

(b) Fourth quarter 2016 includes a decrease in operating income of $9.9 resulting from $1.4 of integration-related expenses associated with Convergys’ acquisition of Stream and buw, $0.1 of expense associated with the acquisition of buw, $1.1 of depreciation expense resulting from the fair value write-up of property and equipment acquired from Stream and buw and $7.3 of amortization expense related to acquired intangible assets. Fourth quarter 2016 also includes a $4.8 pension settlement charge and $20.3 of tax expense associated with the restructuring of the Company’s legal entity structure and repatriation of earnings into primarily non-U.S. jurisdictions that provided the Company with increased flexibility to manage its strategic priorities.

The sum of the quarterly earnings per common share may not equal the annual amounts reported because per share amounts are computed independently for each quarter and for full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Convergys Corporation 2017 Annual Report 18

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, together with the Company’s General Counsel, Chief Accounting Officer and other key members of management, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the year ended December 31, 2017 (Evaluation Date). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Convergys Corporation 2017 Annual Report 19

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

Convergys’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on the COSO criteria.

Convergys engaged Ernst & Young LLP in 2017 to perform an integrated audit of the Consolidated Financial Statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Their report appears on page 40. Additionally, Ernst & Young LLP has issued an audit report on the Company’s internal control over financial reporting. That report appears on page 81.

/s/ Andrea J. Ayers
Andrea J. Ayers
Chief Executive Officer

 /s/ Andre S. Valentine
Andre S. Valentine
Chief Financial Officer

February 21, 2018

Convergys Corporation 2017 Annual Report 20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Convergys Corporation

Opinion on Internal Control over Financial Reporting

We have audited Convergys Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Convergys Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 21, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Cincinnati, Ohio
February 21, 2018

Convergys Corporation 2017 Annual Report 21

ITEM 9B. OTHER INFORMATION

A. Ayers Separation and Consulting Agreement
As previously disclosed, on January 25, 2018, the Company announced that Andrea Ayers will transition from her role as President and Chief Executive Officer following a nearly 30-year career at the Company. On February 20, 2018, the Company and Ms. Ayers entered into a Separation and Consulting Agreement (the “Separation Agreement”).
Under the Separation Agreement, Ms. Ayers is expected to remain employed by the Company until the earliest to occur of the following dates (the “Separation Date”): (i) the date that a successor Chief Executive Officer commences employment with the Company, (ii) the date that Ms. Ayers’ employment is terminated without Cause (as defined in the Company’s Senior Executive Severance Pay Plan) or due to death or disability, and (iii) December 31, 2018. Upon the Separation Date, and generally subject to Ms. Ayers’ execution and delivery, without revocation, of a general release of claims, Ms. Ayers will be entitled to the following separation benefits pursuant to the Senior Executive Severance Pay Plan:

(i)
a cash lump sum payment equal to the sum of two times Ms. Ayers’ base salary and two times Ms. Ayers’ target annual cash incentive award ($3,990,000) payable on the first payroll date occurring six months following the Separation Date;

(ii)	a prorated annual cash incentive award reflecting the portion of the year that Ms. Ayers was employed payable at the same time as other plan participants;

(iii)	continued medical, dental and vision benefits for 24 months; and

(iv)	outplacement services of up to $20,000.

In addition, Ms. Ayers’ outstanding time-based restricted stock unit (“TRSU”) awards and performance-based restricted stock unit (“PRSU”) awards will vest on a pro rata basis based on months of service through the Separation Date. Vesting of the PRSU awards will be based on actual Company performance during the performance period and will be payable after the conclusion of the performance period at the same time as other plan participants. The remaining unvested portion of Ms. Ayers’ TRSU and PRSU awards will remain outstanding and eligible to vest while Ms. Ayers provides consulting services to the Company, as described below. Upon a change of control, Ms. Ayers’ then outstanding and unvested awards will vest immediately.
Beginning on the Separation Date, Ms. Ayers will provide such consulting services to the Company as are reasonably requested by the Board of Directors or the successor Chief Executive Officer. Such services will not exceed thirty hours per month and will continue until February 28, 2021 unless terminated earlier by the Company or Ms. Ayers. Ms. Ayers will receive an annual consulting fee of $360,000, payable monthly in arrears, for the duration of such services. If the consulting services are terminated by the Company without Cause or by Ms. Ayers due to the Company’s material breach of the Separation Agreement, Ms. Ayers’ outstanding TRSU and PRSU awards will continue to vest on the regularly scheduled vesting dates and, in the case of PRSU awards, based on actual Company performance. If Ms. Ayers terminates the consulting services (other than due to the Company’s material breach of the Separation Agreement), she will forfeit all unvested TRSU and PRSU awards that remain outstanding.
The Agreement also extends the scope and duration of certain non-competition and non-solicitation restrictive covenants applicable to Ms. Ayers under the terms of her non-disclosure and non-competition agreement from one year following termination of employment until the later of (x) two years following Ms. Ayers’ termination of employment and (y) the last day of Ms. Ayers’ consulting services. Upon the occurrence of a change of control, such period will automatically be extended through February 28, 2021.
Senior Executive Severance Pay Plan
Effective February 14, 2018, the Company amended its Senior Executive Severance Pay Plan to provide that all executive officers designated by the Board of Directors are entitled to cash severance equal to two times base salary and two times target annual cash incentive award in connection with a termination without cause or resignation for good reason that is not in connection with a change of control. Prior to this amendment, executive officers other than the Chief Executive Officer and the Chief Financial Officer would have been entitled to cash severance equal to one times base salary and one times target annual cash incentive award in connection with a termination without cause or resignation for good reason that is not in connection with a change of control.
Amendment to C. Twomey Service Agreement
Effective February 14, 2018, Convergys CMG UK Limited, a wholly owned subsidiary of the Company, and Cormac Twomey, the Company’s Chief Commercial Officer, amended Mr. Twomey’s Service Agreement to conform the severance benefits payable upon a termination without cause or resignation for good reason to the severance benefits payable to executive officers designated

Convergys Corporation 2017 Annual Report 22

by the Board of Directors under the Senior Executive Severance Pay Plan, as amended on February 14, 2018 and described above under “-Senior Executive Severance Pay Plan.”
* * * * * * *
The foregoing descriptions of the Separation Agreement, the amended Senior Executive Severance Pay Plan, and the amendment to Mr. Twomey’s Service Agreement do not purport to be complete and are qualified in their entirety by reference to the applicable documents filed as Exhibits 10.34, 10.19, and 10.33, respectively, to this Form 10-K and are incorporated in this Item 9B by reference.

Convergys Corporation 2017 Annual Report 23

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 is incorporated herein by reference to information contained in the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 25, 2018 under the headings “Corporate Governance-Governance Policies,” “Board of Directors,” “Board Committees,” “Proposals Requiring Your Vote-Proposal No. 1: Election of Directors” and “Beneficial Ownership of Securities-Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning the executive officers of the Company is contained on page 16 of this Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to information contained in the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 25, 2018 under the headings “Board Committees-Compensation,” “Compensation Discussion and Analysis,” “CEO Pay Ratio,” “2017 Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal 2017,” “Outstanding Equity Awards at 2017 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2017,” “Pension Benefits,” Non-Qualified Deferred Compensation,” “Potential Payments upon Termination or in Connection with a Change of Control,” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The share ownership of certain beneficial owners, directors and officers is incorporated herein by reference to the information contained in the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 25, 2018 under the heading “Beneficial Ownership of Securities.”

The remaining information called for by this Item 12 relating to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Note 10 of the Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the information contained in the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 25, 2018 under the headings “Corporate Governance-Related Party Transactions” and “Board of Directors-Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the information contained in the Company’s proxy statement relating to its annual meeting of shareholders to be held on April 25, 2018 under the heading “Proposals Requiring Your Vote-Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm.”

Convergys Corporation 2017 Annual Report 24

PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

 The following consolidated financial statements of Convergys are included in Part II, Item 8:

Financial statement schedules other than that listed above have been omitted because the required information is not required or applicable.

CONVERGYS CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions
Description	Balance at Beginning of Period	Charged to Expense		Acquisition and Other Changes	Deductions		Balance at End of Period
Year 2017
Allowance for Doubtful Accounts	$5.8	$5.1		$—	($6.1)	[a]	$4.8
Deferred Tax Asset Valuation Allowance	$37.6	$14.2	[b]	$—	($2.7)	[c]	$49.1
Year 2016
Allowance for Doubtful Accounts	$5.3	$6.2		$0.6	($6.3)	[a]	$5.8
Deferred Tax Asset Valuation Allowance	$36.2	$3.6	[d]	$—	($2.2)	[e]	$37.6
Year 2015
Allowance for Doubtful Accounts	$8.1	$4.2		$—	($7.0)	[a]	$5.3
Deferred Tax Asset Valuation Allowance	$39.3	$3.1	[d]	$—	($6.2)	[e]	$36.2

[a]	Primarily includes amounts written-off as uncollectible.

[b]
Primarily relates to valuation allowances recorded for state operating loss carryforwards, foreign operating loss carryforwards, and capital loss carryforwards, as well as the impact of a reduction in the U.S. federal benefit of state income tax as a result of the reduction in the U.S. federal tax rate from 35% to 21%.

[c]	Primarily relates to the impact on existing valuation allowances of the U.S. federal tax rate reduction from 35% to 21%.

[d]	Amounts related to valuation allowances recorded for state and non-U.S. operating loss carryforwards and capital loss carryforwards.

[e]
Primarily includes the release of state and non-U.S. valuation allowances related to the utilization of net operating losses and adjustments of valuation allowances related to state net operating losses and state tax credits.

Convergys Corporation 2017 Annual Report 25

(3) EXHIBITS:
Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

Exhibit Number

2.1	Share and Partnership Purchase Agreement, dated July 6, 2016. (Incorporated by reference from Exhibit 2.1 to Form 8-K filed on July 7, 2016.)
3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3.1 to Form 10-Q filed on May 5, 2010.)
3.2	Amended and Restated Code of Regulations of Convergys Corporation. (Incorporated by reference from Exhibit 3.1 to Form 8-K filed on May 2, 2011.)
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

10.2	Convergys Corporation Deferred Compensation Plan for Non-Employee Directors dated August 26, 2008. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on November 5, 2008.) *
10.3	Convergys Corporation Amended and Restated Long-Term Incentive Plan, effective January 31, 2013. (Incorporated by reference to Exhibit 10.3 to Form 10-Q filed on April 30, 2013.) *
10.4	Convergys Corporation Supplemental Executive Retirement Plan amended effective February 20, 2007. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 7, 2007.) *
10.5	Convergys Corporation Supplemental Executive Retirement Plan as amended dated August 26, 2008. (Incorporated by reference from Exhibit 10.3 to Form 10-Q filed on November 5, 2008.) *
10.6	Amendment to Convergys Corporation Supplemental Executive Retirement Plan dated December 22, 2011. (Incorporated by reference from Exhibit 10.12 to Form 10-K filed on February 23, 2012.) *
10.7	Convergys Corporation Executive Deferred Compensation Plan as amended October 29, 2001. (Incorporated by reference from Exhibit 10.9 to Form 10-K filed on February 28, 2008.) *
10.8	Amendment to Convergys Corporation Executive Deferred Compensation Plan dated February 24, 2004. (Incorporated by reference from Exhibit 10.25 to Form 10-Q filed on August 9, 2004.) *
10.9	Convergys Corporation Executive Deferred Compensation Plan as amended dated December 21, 2005. (Incorporated by reference from Exhibit 10.14 to Form 10-K filed on February 27, 2009.) *
10.10	Convergys Corporation Executive Deferred Compensation Plan as amended dated October 21, 2008. (Incorporated by reference from Exhibit 10.15 to Form 10-K filed on February 27, 2009.) *
10.11	Amendment to Convergys Corporation Executive Deferred Compensation Plan dated April 1, 2011. (Incorporated by reference to Exhibit 10.50 to Form 10-K filed on February 23, 2012.) *
10.12	Amendment to Convergys Corporation Executive Deferred Compensation Plan dated December 22, 2011. (Incorporated by reference from Exhibit 10.17 to Form 10-K filed on February 23, 2012.) *
10.13	Amendment to Convergys Corporation Executive Deferred Compensation Plan. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on November 6, 2013.) *
10.14	Convergys Corporation Annual Executive Incentive Plan, as Amended and Restated, Effective on February 2, 2012. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on May 8, 2012.) *
10.15	Convergys Corporation Pension Plan (PPA Restatement) dated January 28, 2013. (Incorporated by reference from Exhibit 4.6 to Form 10-K filed on February 28, 2014.) *
10.16	Amendment to Convergys Corporation Pension Plan (PPA Restatement) dated December 19, 2014. (Incorporated by reference from Exhibit 10.22 to Form 10-K filed on February 18, 2015.) *
10.17	Amendment to Convergys Corporation Pension Plan (PPA Restatement) dated December 15, 2017.*
10.18	2012 Form of Executive Officer Severance Agreement. (Incorporated by reference from Exhibit 10.4 to Form 10-Q filed on July 31, 2012.) *
10.19	2012 Convergys Corporation Senior Executive Severance Pay Plan dated February 14, 2018.
10.20	2011 Form of Stock Option Award Agreement for Employees (Incorporated by reference from Exhibit 10.43 to Form 10-K filed on February 25, 2011.) *
10.21	2015, 2016 and 2017 Form of Performance Restricted Stock Unit Award Agreement. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on January 28, 2015.) *
10.22	2015, 2016 and 2017 Form of Time-Based Restricted Stock Unit Award Agreement. (Incorporated by reference from Exhibit 10.2 to Form 8-K filed on January 28, 2015.) *
10.23	Form of 2018 Time-Based Restricted Stock Unit Award Agreement.*
10.24	Form of 2018 Performance Restricted Stock Unit Award Agreement.*
10.25	Form of 2018 Time-Based Restricted Stock Unit Award Agreement (A. Ayers).*
10.26	Form of 2018 Performance Restricted Stock Unit Award Agreement (A. Ayers).*
10.27
Trust Agreement, dated as of December 23, 2011, between Convergys Corporate and Fidelity Management Trust Company for the Convergys Corporation Executive Deferred Compensation Plan and Convergys Corporate Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference from Exhibit 10.42 to Form 10-K file on February 23, 2012.) *

10.28
First Amendment to Trust Agreement between Fidelity Management Trust Company and Convergys Corporation, dated as of January 27, 2017. (Incorporated by reference from Exhibit 10.25 to Form 10-K filed on February 22, 2017.)*

10.29	Amended and Restated Letter Agreement, dated October 30, 2012, between the Company and Jeffrey H. Fox. (Incorporated by reference from Exhibit 10.42 to Form 10-K filed on February 21, 2013.) *
10.30	Transition letter, dated April 26, 2013, between the Company and Jeffrey H. Fox. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 26, 2013.) *
10.31	Service Agreement, dated October 27, 2017, between Convergys CMG UK Limited and Cormac Twomey.*
10.32	Offer Letter, dated October 26, 2017.*
10.33	Amendment to Service Agreement, dated February 14, 2018, between Convergys CMG UK Limited and Cormac Twomey.*
10.34	Separation and Consulting Agreement, dated February 20, 2018, between Convergys Corporation and Andrea Ayers.*
10.35	Separation Agreement and Release of All Claims, dated December 18, 2017, between Convergys Corporation and Marge Connelly.*
10.36
Receivables Sale Agreement, dated as of June 30, 2009, between Convergys Corporation, as Originator, and Convergys Funding Inc., as Buyer. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 4, 2009.)

10.37
Receivables Purchase Agreement, dated as of June 30, 2009, among Convergys Funding Inc. as Seller, Convergys Corporation as Servicer, National Association, Liberty Street Funding LLC, The Bank of Nova Scotia and Wachovia Bank, National Association as Administrative Agent. (Incorporated by reference from Exhibit 10.2 to Form 10-Q filed on August 4, 2009.)

10.38	Amendment No. 1 to Receivables Purchase Agreement, dated as of June 29, 2010. (Incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 9, 2010.)
10.39	Amendment No. 2 to Receivables Purchase Agreement, dated as of June 20, 2011. (Incorporated by reference from Exhibit 10.30 to Form 10-K filed on February 23, 2016.)
10.40	Amendment No. 3 to Receivables Purchase Agreement, dated as of June 24, 2011. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 29, 2011.)
10.41	Amendment No. 4 to Receivables Purchase Agreement, dated as of June 24, 2013. (Incorporated by reference from Exhibit 10.32 to Form 10-K filed on February 23, 2016.)
10.42	Amendment No. 5 to Receivables Purchase Agreement, dated as of January 6, 2014. (Incorporated by reference from Exhibit 10.46 to Form 10-K filed on February 28, 2014.)
10.43	Amendment No. 6 to Receivables Purchase Agreement, dated as of June 24, 2014. (Incorporated by reference from Exhibit 10.34 to Form 10-K filed on February 23, 2016.)
10.44	Amendment No. 7 to Receivables Purchase Agreement, dated as of March 13, 2015. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on March 16, 2015.)
10.45	Amendment No. 8 to Receivables Purchase Agreement dated as of June 9, 2015. (Incorporated by reference from Exhibit 10.4 to Form 8-K on June 12, 2015.)
10.46	Amendment No. 9 to Receivables Purchase Agreement, dated as of December 2, 2016. (Incorporated by reference from Exhibit 10.38 to Form 10-K filed on February 22, 2017.)
10.47	Amendment No. 10 to Receivables Purchase Agreement, dated as of January 4, 2017. (Incorporated by reference from Exhibit 10.39 to Form 10-K filed on February 22, 2017.)
10.48	Amendment No. 11 to Receivables Purchase Agreement, dated as of January 3, 2018.
10.49
Credit Agreement, dated as of January 11, 2017, by and among Convergys Corporation, the lenders party thereto, and Citibank, N.A., as Administrative Agent. (Incorporated by reference from Exhibit 10.1 to Form 8-K/A filed on January 17, 2017.)

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.
21	Subsidiaries of Convergys Corporation.
23	Consent of Ernst & Young LLP.
24	Powers of Attorney.
31.1	Rule 13a - 14(a) Certification by Chief Executive Officer.
31.2	Rule 13a - 14(a) Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

ITEM 15(b) AND (c). EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The responses to these portions of Item 15 are submitted as a separate section of this report.

Convergys Corporation 2017 Annual Report 26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERGYS CORPORATION
February 21, 2018	By	/s/ Andre S. Valentine
Andre S. Valentine Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ ANDREA J. AYERS	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2018
Andrea J. Ayers
/s/ ANDRE S. VALENTINE	Chief Financial Officer (Principal Financial Officer)	February 21, 2018
Andre S. Valentine
/s/ TAYLOR C. GREENWALD	Senior Vice President and Controller (Chief Accounting Officer)	February 21, 2018
Taylor C. Greenwald
CHERYL K. BEEBE*	Director
Cheryl K. Beebe
RICHARD R. DEVENUTI*	Director
Richard R. Devenuti
JEFFREY H. FOX*	Chairman
Jeffrey H. Fox
JOSEPH E. GIBBS*	Director
Joseph E. Gibbs
JOAN E. HERMAN*	Director
Joan E. Herman
ROBERT E. KNOWLING, JR.*	Director
Robert E. Knowling, Jr.
THOMAS L. MONAHAN III*	Director
Thomas L. Monahan III
RONALD L. NELSON*	Director
Ronald L. Nelson
*By: /s/ Andre S. Valentine		February 21, 2018
Andre S. Valentine as attorney-in-fact

Convergys Corporation 2017 Annual Report 27