Form 10-Q
period 2018-06-30
CONVERGYS CORP
filed 2018-08-07
CIK 1062047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
Form 10-Q
_______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At June 30, 2018, there were 91,084,516 common shares outstanding, excluding amounts held in treasury of 1,802,500.

PART I - FINANCIAL INFORMATION

ITEM 1. FINCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions except per share amounts)	2018	2017	2018	2017
Revenues	$649.4	$686.8	$1,323.6	$1,414.4
Costs and Expenses:
Cost of providing services and products sold (1)	407.8	426.7	825.5	876.9
Selling, general and administrative	169.3	174.1	341.7	351.6
Depreciation	22.0	27.1	45.8	54.5
Amortization	6.1	7.3	13.1	14.5
Restructuring charges	9.9	1.7	28.8	16.7
Transaction and integration costs	10.2	1.1	10.2	2.6
Total costs and expenses	625.3	638.0	1,265.1	1,316.8
Operating Income	24.1	48.8	58.5	97.6
Other income, net	2.0	1.6	1.5	2.9
Interest expense	(4.1)	(4.3)	(8.6)	(9.6)
Income before Income Taxes	22.0	46.1	51.4	90.9
Income tax expense	8.1	6.3	7.7	13.2
Net Income	$13.9	$39.8	$43.7	$77.7

Basic Earnings per Common Share	$0.15	$0.42	$0.48	$0.83

Diluted Earnings per Common Share	$0.14	$0.40	$0.44	$0.77

Weighted Average Common Shares Outstanding:
Basic	91.2	93.7	91.4	94.0
Diluted	97.9	100.1	98.3	100.6

Cash dividends declared per share	$0.11	$0.10	$0.21	$0.19

(1)	Exclusive of depreciation and amortization, with the exception of amortization of deferred charges.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net Income	$13.9	$39.8	$43.7	$77.7
Other Comprehensive (Loss) Income, net of tax:
Foreign currency translation adjustments	(12.8)	9.5	(6.4)	12.5
Change related to pension liability	1.6	0.8	(2.9)	1.7
Unrealized (loss) gain on hedging activities	(11.5)	5.0	(31.6)	15.7
Total other comprehensive (loss) income	(22.7)	15.3	(40.9)	29.9
Total Comprehensive (Loss) Income	($8.8)	$55.1	$2.8	$107.6

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Amounts in millions)	At June 30, 2018	At December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$51.5	$193.7
Short-term investments	12.4	13.5
Receivables, net of allowances of $4.7 and $4.8	547.1	567.2
Prepaid expenses	39.1	35.9
Other current assets	55.8	47.4
Total current assets	705.9	857.7
Property and equipment, net	226.2	260.0
Goodwill	933.6	937.9
Other intangibles, net	272.2	287.3
Deferred income tax assets	24.6	21.3
Other assets	42.2	50.5
Total Assets	$2,204.7	$2,414.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Debt and capital lease obligations maturing within one year	$0.4	$0.9
Payables and other current liabilities	317.2	322.1
Total current liabilities	317.6	323.0
Long-term debt and capital lease obligations	119.5	267.7
Deferred income tax liabilities	209.1	222.6
Accrued pension liabilities	90.2	94.7
Other long-term liabilities	59.6	69.5
Total liabilities	796.0	977.5

Convertible debentures conversion feature	58.4	59.5
Shareholders’ Equity:
Preferred shares—without par value, 5.0 authorized; none issued or outstanding	—	—
Common shares—without par value, 500.0 authorized; 92.9 and 92.5 issued, 91.1 and 91.8 outstanding, as of June 30, 2018 and December 31, 2017, respectively	8.2	2.5
Treasury stock—1.8 and 0.6 shares as of June 30, 2018 and December 31, 2017, respectively	(42.8)	(16.0)
Retained earnings	1,492.4	1,457.8
Accumulated other comprehensive loss	(107.5)	(66.6)
Total shareholders’ equity	1,350.3	1,377.7
Total Liabilities and Shareholders’ Equity	$2,204.7	$2,414.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43.7	$77.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	58.9	69.0
Deferred income tax benefit	(0.3)	(1.2)
Stock compensation expense	10.2	8.5
Changes in assets and liabilities, net of acquisitions:
Change in receivables	20.1	2.9
Change in other current assets	(18.6)	(13.4)
Change in deferred charges, net	(0.3)	0.2
Change in other assets and liabilities	(25.5)	(11.6)
Change in payables and other current liabilities	(16.9)	(9.7)
Net cash provided by operating activities	71.3	122.4
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(17.6)	(27.9)
Net proceeds from sale of joint venture interest previously acquired in the buw acquisition	—	0.7
Net cash used in investing activities	(17.6)	(27.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of other long-term debt (term loan)	—	100.0
Repayments of other long-term debt (term loan and capital lease obligations)	(101.4)	(216.0)
Proceeds from Asset Securitization Facility	451.4	503.8
Repayment of Asset Securitization Facility	(500.4)	(398.8)
Repurchase of common shares	(27.1)	(43.7)
Proceeds from exercise of stock options	—	0.4
Payments of dividends	(18.4)	(17.0)
Net cash used in financing activities	(195.9)	(71.3)
Net (decrease) increase in cash and cash equivalents	(142.2)	23.9
Cash and cash equivalents at beginning of period	193.7	138.8
Cash and cash equivalents at end of period	$51.5	$162.7

 The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions except per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Convergys Corporation (Convergys or the Company) is a global leader in customer experience outsourcing, focused on bringing value to its clients through every customer interaction. As of June 30, 2018, Convergys had approximately 110,000 employees in 33 countries, interacting with our clients’ customers in 58 languages. In order to help clients serve their customers, Convergys operates 133 contact centers. Convergys leverages its geographic footprint and comprehensive capabilities to help leading companies create quality customer experiences across multiple interaction channels, such as voice, chat, email and interactive voice response.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2018, the Financial Accounting Standards Board FASB issued Accounting Standards Update (ASU) 2018-09, Codification Improvements.  This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders.  Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018.  The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU permits companies to reclassify disproportionate tax effects in accumulated other comprehensive income (AOCI) caused by the Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act) to retained earnings. The Company elected to early adopt this standard as of January 1, 2018, on a prospective basis, resulting in a $6.0 reclassification adjustment, using a specific identification method, that increased retained earnings and decreased AOCI.

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

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU will require lessees to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as finance leases or operating leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. Both standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and are to be applied utilizing a modified retrospective approach. The Company will adopt these standards on January 1, 2019 and is currently assessing the effects that adoption of the new standards will have on its consolidated financial statements and related disclosures, as well as its processes, systems and internal controls. The Company currently expects adoption of these standards will result in a material increase to the assets and liabilities reported on the Company’s Consolidated Balance Sheets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard applies one comprehensive revenue recognition model across all contracts, entities and sectors. The core principal of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard includes cost guidance, whereby all direct and incremental costs to obtain or fulfill a contract with a customer are capitalized and amortized over the corresponding period of benefit. The Company adopted this standard for all contracts with customers outstanding on January 1, 2018 using the modified retrospective adoption method, which resulted in a $3.2 adjustment to the opening balance of retained earnings. Results for reporting periods after January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. The largest adoption impacts to the Company’s consolidated financial statements resulted from the new qualitative and quantitative disclosures provided in Note 4, and the capitalization of certain direct and incremental contract costs that are now being capitalized and amortized over the estimated period of benefit of the corresponding contracts. The new standard does not have an impact on the timing or revenue recognition pattern of any of our identified revenue streams. The cumulative effect of the changes made to our January 1, 2018 Consolidated Balance Sheet for the adoption of ASU 2014-09 were as follows:

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

The impacts to the Company’s Consolidated Statement of Income for the three and six months ended June 30, 2018, as a result of the adoption of ASU 2014-09 were as follows:

	Three Months Ended June 30, 2018
Consolidated Statement of Income Caption	As Reported	Amounts Without Adoption of ASU 2014-09	Effect of Change
Selling, general and administrative	$169.3	$170.0	($0.7)
Total costs and expenses	$625.3	$626.0	($0.7)
Operating Income	$24.1	$23.4	$0.7
Income before Income Taxes	$22.0	$21.3	$0.7
Income tax expense	$8.1	$7.9	($0.2)
Net Income	$13.9	$13.4	$0.5

	Six Months Ended June 30, 2018
Consolidated Statement of Income Caption	As Reported	Amounts Without Adoption of ASU 2014-09	Effect of Change
Selling, general and administrative	$341.7	$342.8	($1.1)
Total costs and expenses	$1,265.1	$1,266.2	($1.1)
Operating Income	$58.5	$57.4	$1.1
Income before Income Taxes	$51.4	$50.3	$1.1
Income tax expense	$7.7	$7.4	($0.3)
Net Income	$43.7	$42.9	$0.8

The impacts to the Company’s Consolidated Balance Sheet as of June 30, 2018, as a result of the adoption of ASU 2014-09 were as follows:

	Balance at June 30, 2018
Consolidated Balance Sheet Caption	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change
Assets
Other current assets	$55.8	$53.1	$2.7
Total current assets	$705.9	$703.2	$2.7
Other assets	$42.2	$39.4	$2.8
Total Assets	$2,204.7	$2,199.2	$5.5

Liabilities and Shareholders' Equity
Deferred income tax liabilities	$209.1	$207.6	$1.5
Total liabilities	$796.0	$794.5	$1.5
Retained earnings	$1,492.4	$1,488.4	$4.0
Total shareholders' equity	$1,350.3	$1,346.3	$4.0
Total Liabilities and Shareholders' Equity	$2,204.7	$2,199.2	$5.5

3. SYNNEX MERGER

On June 28, 2018, Convergys entered into an Agreement and Plan of Merger (as amended, modified or supplemented from time to time, the Merger Agreement) with SYNNEX Corporation (SYNNEX) under which SYNNEX will acquire Convergys in a cash and stock transaction.

The Merger Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, (1) Delta Merger Sub I, Inc., a wholly owned subsidiary of SYNNEX, will be merged with and into the Company (the Initial Merger), with the Company surviving the Initial Merger as a wholly owned subsidiary of SYNNEX, and (2) immediately following the Initial Merger, the Company will be merged with and into Delta Merger Sub II, LLC, a wholly owned subsidiary of SYNNEX (the Subsequent Merger, and together with the Initial Merger, the Mergers), with Delta Merger Sub II surviving the Subsequent Merger as a wholly owned subsidiary of SYNNEX.

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Initial Merger, each Company common share issued and outstanding immediately prior to the effective time of the Initial Merger (other than certain excluded shares) will automatically be converted into the right to receive (1) $13.25 in cash, without interest, and (2) 0.1193 shares of SYNNEX common stock, par value $0.001 per share, subject to adjustment as provided in the Merger Agreement in the event that the trading price of SYNNEX common stock prior to the closing of the Mergers increases or decreases by more than 10% from a baseline price.

The closing of the Mergers is subject to (1) approval by the SYNNEX stockholders of the issuance of SYNNEX common stock to be paid as consideration in the Initial Merger, (2) the adoption of the Merger Agreement by the Company’s shareholders, and (3) other customary closing conditions.

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Certain of our contracts, primarily for agent-related services, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of performance-related bonus and penalty provisions that are determined based upon our meeting, or not meeting, agreed-upon service levels and performance metrics specified within the contract. Some contracts also contain discounts that the client can earn through the achievement of specified volume levels or through early payment for services provided by Convergys. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract (typically monthly for bonus and penalty provisions and either quarterly or annually for volume discounts). In order to determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. Given our historical experiences and relatively short duration of periods subject to variable consideration adjustments, no constraints on our revenue recognition were applied during the first six months of 2018. The Company reassesses these estimates during each reporting period.
Disaggregation of Revenue
We provide services to companies across a variety of industries including communications, technology, retail, financial services, healthcare and other. The following table presents our disaggregated revenue from customers by key industry vertical for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Communications	$277.2	$323.0	$564.4	$659.8
Technology	141.9	146.0	290.8	302.5
Retail	76.8	63.9	153.2	130.3
Financial Services	70.6	71.6	145.4	149.6
Healthcare	45.0	43.2	96.4	94.6
Other	37.9	39.1	73.4	77.6
Total Revenues	$649.4	$686.8	$1,323.6	$1,414.4
While most of our contracts are priced in U.S. dollars, we also recognize revenue under contracts that are denominated in euros, British pounds, Australian dollars, Canadian dollars or other currencies. The following table presents the Company’s U.S. dollar equivalent revenue by currency for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S. Dollar Revenue by Currency:
U.S. dollar	$472.4	$526.3	$966.6	$1,096.4
Euro	88.2	80.0	180.5	157.6
British pound	52.2	42.0	104.9	81.9
Australian dollar	12.3	13.7	23.8	29.0
Canadian dollar	10.1	9.3	19.8	18.0
Other	14.2	15.5	28.0	31.5
Total Revenues	$649.4	$686.8	$1,323.6	$1,414.4

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our sales personnel when the commissions are deemed to be incremental for obtaining new agent-related services contracts. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions are included in Other current assets and Other assets, respectively, on the Company’s Consolidated Balance Sheets. As of June 30, 2018, the current and noncurrent assets related to deferred commissions totaled $2.7 and $2.8, respectively. During the three and six months ended June 30, 2018, we recorded $0.8 and $1.5, respectively, of amortization expense related to deferred commissions. This expense is classified in Selling, general and administrative expense on the Consolidated Statements of Income.
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
Volume Discounts
Certain contracts with customers contain discounts that the client can earn through the achievement of specified volume levels or through early payment for services provided by Convergys. The Company maintains a liability for these discounts within Payables and other current liabilities on its Consolidated Balance Sheets. The liabilities for these discounts totaled $4.4 as of June 30, 2018.

5. EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY

Earnings per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

Shares (in millions)	Shares	Net Income	Per Share Amount
Three Months Ended June 30, 2018
Basic EPS	91.2	$13.9	$0.15
Effect of dilutive securities:
Stock-based compensation arrangements	0.5	—	—
Convertible Debt	6.2	—	(0.01)
Diluted EPS	97.9	$13.9	$0.14
Six Months Ended June 30, 2018
Basic EPS	91.4	$43.7	$0.48
Effect of dilutive securities:
Stock-based compensation arrangements	0.7	—	(0.01)
Convertible Debt	6.2	—	(0.03)
Diluted EPS	98.3	$43.7	$0.44
Three Months Ended June 30, 2017
Basic EPS	93.7	$39.8	$0.42
Effect of dilutive securities:
Stock-based compensation arrangements	0.5	—	—
Convertible Debt	5.9	—	(0.02)
Diluted EPS	100.1	$39.8	$0.40
Six Months Ended June 30, 2017
Basic EPS	94.0	$77.7	$0.83
Effect of dilutive securities:
Stock-based compensation arrangements	0.7	—	(0.01)
Convertible Debt	5.9	—	(0.05)
Diluted EPS	100.6	$77.7	$0.77

The diluted EPS calculation for the three and six months ended June 30, 2018 excludes 0.3 performance-based restricted stock units granted in 2016, as the performance criteria has not yet been achieved, as well as 0.4 performance-based restricted stock units (0.1 and 0.3 granted in 2018 and 2017, respectively), as performance criteria for the third year of the 2017 grants and the second and third years of the 2018 grants have not yet been fully defined, thereby precluding a grant for accounting purposes due to a lack of a mutual understanding of the terms of the stock-based awards.

The diluted EPS calculation for the three and six months ended June 30, 2018 includes 6.2 shares associated with the Company’s convertible debt. As described more fully in Note 7, during 2009, the Company issued approximately $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due 2029 (2029 Convertible Debentures). The 2029 Convertible Debentures were convertible, subject to certain conditions, into shares of the Company’s common stock at an initial implied conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares per one thousand dollars in principal amount of debentures. The conversion rate is subject to adjustment for certain events outlined in the indenture governing the 2029 Convertible Debentures (the Indenture), including payment of dividends. As of June 30, 2018, the implied conversion price for the 2029 Convertible Debentures was approximately $11.07 per share, or ninety and thirty-seven hundredths shares per one thousand dollars in principal amount of debentures.

Shareholders’ Equity
The Company repurchased 0.5 and 1.2 of its common shares during the three and six months ended June 30, 2018 at an average price of $23.33 and $23.10 per share for a total of $10.5 and $26.8. Based upon the timing of transactions, $0.3 of the shares repurchased during December 2017 settled during the first quarter of 2018.

As of June 30, 2018, the Company had the authority to repurchase $34.7 of outstanding common shares pursuant to the Board of Directors’ August 2015 authorization to increase the remaining authorized share repurchases to $250.0 in the aggregate. The timing and terms of any future transactions will depend on a number of considerations including market conditions, our available liquidity and capital needs, and limits on share repurchases that may be applicable under the covenants in our Credit Agreement. Pursuant to the Merger Agreement, we may not, without SYNNEX’s consent, repurchase shares prior to the closing of the Mergers or termination of the Merger Agreement.

Dividends
During 2017 and 2018, the Company’s Board of Directors declared the following dividends per common share, which were paid by the Company on the payment dates listed below:

Announcement Date	Record Date	Dividend Amount	Payment Date
February 22, 2017	March 24, 2017	$0.09	April 7, 2017
May 8, 2017	June 23, 2017	$0.10	July 7, 2017
August 8, 2017	September 22, 2017	$0.10	October 6, 2017
November 7, 2017	December 22, 2017	$0.10	January 5, 2018
February 21, 2018	March 23, 2018	$0.10	April 6, 2018
May 8, 2018	June 22, 2018	$0.11	July 6, 2018

The Board expects that future cash dividends will be paid on a quarterly basis until the closing of the Mergers. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on the Company’s future earnings, cash flow, financial condition, financial covenants and other relevant factors.

The Merger Agreement limits our ability to pay dividends. The Merger Agreement generally provides that prior to the closing of the Mergers or termination of the Merger Agreement, we cannot, without SYNNEX’s consent, make, declare or pay any dividend on our common shares other than regular quarterly cash dividends not in excess of $0.11 per share.

6. GOODWILL AND OTHER INTANGIBLE AND LONG-LIVED ASSETS

Goodwill
Goodwill was $933.6 at June 30, 2018 compared to $937.9 at December 31, 2017. This decrease was due to foreign currency translation. The Company tests goodwill for impairment annually as of October 1 and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Goodwill impairment testing is performed at the reporting unit level, one level below the business segment. The Company’s reporting units are Customer Management - Agent Services and Customer Management - Customer Interaction Technology (CIT). As of June 30, 2018 and December 31, 2017, all goodwill was held by the Customer Management - Agent Services reporting unit.

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

Other Intangible Assets
The Company’s other intangible assets, primarily acquired through business combinations, are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts. No impairment charges were recognized in any period presented. As of June 30, 2018 and December 31, 2017, the Company’s other intangible assets consisted of the following:

June 30, 2018	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships and other intangibles	$482.0	($209.8)	$272.2
Trademarks	26.8	(26.8)	—
Software (classified within Property and equipment, net)	41.3	(41.3)	—
Total	$550.1	($277.9)	$272.2
December 31, 2017
Customer relationships and other intangibles	$484.6	($198.0)	$286.6
Trademarks	27.0	(26.3)	0.7
Software (classified within Property and equipment, net)	41.3	(41.3)	—
Total	$552.9	($265.6)	$287.3

The customer relationship and other intangible assets are being amortized for 1 to 17 years. The remaining weighted average amortization period for customer relationships and other intangibles is approximately 12.0 years. Amortization of software is included within depreciation expense as the underlying assets are classified within property and equipment.

Amortization expense for intangibles was $13.1 for the six months ended June 30, 2018 and is estimated to be approximately $25.4 for the year ended December 31, 2018. The related estimated expense for the five subsequent fiscal years is as follows:

For the year ended 2019	$24.6
For the year ended 2020	23.9
For the year ended 2021	22.2
For the year ended 2022	21.9
For the year ended 2023	21.9
Thereafter	145.4

7. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consisted of the following:

	June 30, 2018	December 31, 2017
Term Loan, due 2019	$—	$99.3
Convertible Debentures, due 2029	66.6	65.5
Capital Lease Obligations	0.6	2.1
Accounts Receivable Securitization	54.0	103.0
Total debt	121.2	269.9
Less debt issuance costs	1.3	1.3
Total debt, net	119.9	268.6
Less current maturities	0.4	0.9
Long-term debt	$119.5	$267.7

Merger Agreement with SYNNEX
The Merger Agreement limits our ability to incur additional indebtedness or to modify the terms of our outstanding debt obligations. The Merger Agreement generally provides that prior to the closing of the Mergers or termination of the Merger Agreement, we cannot, without SYNNEX’s consent, incur, assume, endorse, guarantee or otherwise become liable for, or modify in any material respect the terms of any indebtedness for borrowed money or issue or sell any debt securities or any rights to acquire any debt securities, subject to certain exceptions (including borrowings under our Revolving Credit Facility and our asset securitization facility).

Credit Facility
On January 11, 2017 (the Effective Date), the Company entered into a new credit agreement (Credit Agreement) and repaid all amounts outstanding and terminated all commitments under its previously existing credit agreement (Prior Credit Agreement) using initial borrowings under the Credit Agreement as well as borrowings under the Company’s asset securitization facility. The Credit Agreement consists of a $215.0 unsecured term loan facility (Term Loan), maturing on March 3, 2019, and a $300.0 unsecured revolving credit facility (Revolving Credit Facility), maturing on January 11, 2022. On the Effective Date, the Company drew $100.0 in initial borrowings under the Term Loan. A $1.0 extinguishment loss was recognized on the Effective Date and is included in Interest expense on the Consolidated Statements of Income for the six months ended June 30, 2017.

The Revolving Credit Facility may be extended for two additional one-year periods, subject to the satisfaction of certain conditions set forth in the Credit Agreement. In addition, aggregate borrowing capacity under the Credit Agreement may be increased by up to an additional $250.0 million by increasing the amount of the Revolving Credit Facility or by incurring additional term loans, in each case subject to the satisfaction of certain conditions set forth in the Credit Agreement, including the receipt of additional commitments for such increase. Borrowings outstanding under the Credit Agreement may be repaid from time to time without premium or penalty, other than customary breakage costs, if any.  Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to, at the Company’s option, either (a) the applicable adjusted LIBOR plus a spread based on the Company’s total net leverage ratio, or (b) a base rate (equal to the higher of the Administrative Agent’s prime rate, the federal fund rate plus 0.50%, and the one-month adjusted LIBOR plus 1.0%) plus a spread based on the Company’s total net leverage ratio. The Company is also obligated to pay a commitment fee on a quarterly basis on the unused portion of the commitments under the Revolving Credit Facility based on the Company’s total net leverage ratio, which fee is currently 25 basis points. While amounts borrowed and repaid under the Revolving Credit Facility can be re-borrowed, amounts repaid under the Term Loan cannot be borrowed again under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, as well as terms and conditions that are customary for credit facilities of this type, including financial covenants for leverage and interest coverage ratios. The Company was in compliance with all covenants at June 30, 2018. Total borrowing capacity remaining under the Revolving Credit Facility was $300.0, with the borrowings under the Term Loan fully repaid as of June 30, 2018.

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

The 2029 Convertible Debentures, which pay a fixed rate of interest semi-annually, have a contingent interest component that will require the Company to pay additional interest if the trading price of the 2029 Convertible Debentures exceeds a specified threshold at specified times, commencing on September 15, 2019, as outlined in the Indenture. The maximum amount of contingent interest that will accrue is 0.75% per annum of the average trading price of the 2029 Convertible Debentures during the periods specified in the Indenture. The fair value of this embedded derivative was not significant at June 30, 2018 or December 31, 2017.

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

The 2029 Convertible Debentures are convertible at the option of the holders on or after September 15, 2028 and prior to that date only under the following circumstances: (1) during any calendar quarter if the last reported sales price of the Company’s common shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price (currently $14.39) for the 2029 Convertible Debentures on each applicable trading day (hereinafter referred to as the Sales Price Condition); (2) during the five business day period immediately following any five consecutive trading day period (the Measurement Period) in which, as determined following a request by a holder of 2029 Convertible Debentures as provided in the Indenture, the trading price per $1,000 principal amount of 2029 Convertible Debentures for each trading day of such Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common shares and the applicable conversion rate for the 2029 Convertible Debentures on each such trading day; (3) if the Company elects to redeem any or all of the 2029 Convertible Debentures; or (4) upon the occurrence of specified corporate events pursuant to the terms of the Indenture. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2029 Convertible Debentures to be converted and pay or deliver, as the case may be, cash, common shares of the Company or a combination of cash and common shares of the Company, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2029 Convertible Debentures being converted.

The 2029 Convertible Debentures were convertible, subject to certain conditions, into common shares of the Company at an initial implied conversion price of approximately $12.07 per share, or eighty-two and eighty-two hundredths shares per one thousand dollars in principal amount of debentures. As of June 30, 2018, the implied conversion price for the 2029 Convertible Debentures was approximately $11.07 per share, or ninety and thirty-seven hundredths shares per one thousand dollars in principal amount of debentures. The conversion rate is subject to adjustment for certain events outlined in the Indenture, including payment of dividends.

As of June 30, 2018 and December 31, 2017, the 2029 Convertible Debentures were convertible at the option of the holders. This conversion right was triggered upon satisfaction of the Sales Price Condition (the closing price of the Company’s common shares was greater than or equal to $14.39, 130% of the conversion price of the 2029 Convertible Debentures at June 30, 2018, for at least 20 of the 30 consecutive trading days ending on June 30, 2018). As a result, the equity component of the 2029 Convertible Debentures equal to $58.4 (the difference between the par value and carrying value of the 2029 Convertible Debentures at June 30, 2018) has been classified as temporary equity within the June 30, 2018 Consolidated Balance Sheet since this amount was considered redeemable. The Company will reassess the convertibility of the 2029 Convertible Debentures and the related balance sheet classification on a prospective basis. There have been no conversions of the 2029 Convertible Debentures through the date of this filing. Based on quoted market prices at June 30, 2018, the fair value of the $125.0 aggregate principal amount of the Company’s 2029 Convertible Debentures is $282.8.

The Mergers will constitute a Fundamental Change and a Make-Whole Fundamental Change under the terms of the Indenture. As a result, following the closing of the Mergers, holders of the 2029 Convertible Debentures will be permitted to (i) convert their 2029 Convertible Debentures at a temporarily increased conversion rate, (ii) tender their 2029 Convertible Debentures for repurchase at a price equal to the principal amount plus accrued but unpaid interest, or (iii) continue holding their 2029 Convertible Debentures. Upon conversion following the closing of the Mergers, the 2029 Convertible Debentures would be convertible into either cash or a combination of cash and shares of SYNNEX common stock, at the election of the issuer, which would then be a subsidiary of SYNNEX.
Asset Securitization Facility
During January 2017, the Company amended the terms of its asset securitization facility collateralized by accounts receivable of certain of the Company’s subsidiaries. The amendment resulted in an increased purchase limit of $225.0, with $90.0 and $135.0 expiring in January 2018 and January 2020, respectively. The asset securitization facility was further amended in January 2018 to extend the expiration date for the $90.0 purchase limit to January 2019. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. As of June 30, 2018 and December 31, 2017, Convergys had drawn $54.0 and $103.0, respectively, in available funding from qualified receivables. Amounts drawn under this facility have been classified as long-term debt within the Consolidated Balance Sheets, based on the Company’s ability and intent to refinance on a long-term basis as of June 30, 2018.

At June 30, 2018, future minimum payments of the Company’s debt and capital lease arrangements (exclusive of any debt discounts) are as follows:

2018	$0.3
2019	21.8
2020	32.5
2021	—
2022	—
Thereafter	125.0
Total	$179.6

8. RESTRUCTURING

2018 Restructuring

Company-wide restructuring program
During 2018, the Company initiated a restructuring plan to reduce headcount and consolidate certain contact centers to streamline the Company’s operations. For the three months ended June 30, 2018, $7.4 of restructuring expense was recorded for facility-related charges. For the six months ended June 30, 2018, $18.1 of restructuring expense was recorded, which was comprised of $5.0 of severance expense associated with headcount reductions and $13.1 of facility-related charges. This expense is included in Restructuring charges on the Consolidated Statements of Income.

The headcount reductions impacted approximately 350 employees and the related severance is expected to be substantially paid in cash by September 30, 2018. The remaining severance liability resulting from these restructuring actions, which is included in Payables and other current liabilities on the Consolidated Balance Sheets, was $2.5 as of June 30, 2018 and $3.8 as of March 31, 2018.

The facility-related charges during 2018 are associated with nine site closures and primarily represent the present value of contractually obligated future minimum lease payments and the full impairment of certain abandoned property and equipment. The fair value of these facility obligations was determined using the income approach through a discounted cash flow analysis, based on estimated future contractual costs associated with the impacted facilities, net of proceeds from any probable future sublease agreements. The Company utilized market data to determine the estimated proceeds from any future sublease agreements. The Company will continue to evaluate the estimates used in recording the facilities abandonment charge over the remaining lease period. Consequently, there may be additional reversals or charges relating to these facility closures in the future. The remaining liability related to these facility restructuring actions, which is included in Payables and other current liabilities on the Consolidated Balance Sheets, was $6.4 as of June 30, 2018 and $1.8 as of March 31, 2018.

CEO transition costs
On January 25, 2018, the Company announced that Andrea Ayers will transition from her role as President and Chief Executive Officer (CEO) of Convergys. The Company and Ms. Ayers subsequently executed a Separation and Consulting Agreement, effective February 20, 2018. During the three and six months ended June 30, 2018, the Company recorded CEO transition costs of $1.7 and $9.0, respectively, associated with certain components of cash and equity-based compensation payable to Ms. Ayers in connection with her separation from the Company, as well as consulting fees associated with the Company’s search process prior to entering into the Merger Agreement to identify a successor CEO. This expense is included in Restructuring charges on the Consolidated Statements of Income. The compensation payments related to this expense are subject to the terms and conditions of the Separation and Consulting Agreement and the timing of such payments will, in some cases, depend on the timing of the closing of the Mergers or Ms. Ayers’ separation from the Company.

Other severance
The Company recorded other severance expense of $0.8 and $1.7, respectively, for the three and six months ended June 30, 2018, primarily related to headcount reductions resulting from certain client program completions. These actions impacted approximately 650 employees. This severance expense is included in Restructuring charges on the Consolidated Statements of Income and was fully paid in cash by June 30, 2018.

2017 Restructuring

Company-wide restructuring program
During the first quarter of 2017, the Company recorded restructuring expenses of $12.8 related to a company-wide initiative to reduce headcount and better align the Company’s resources, principally for corporate functions. The 2017 restructuring actions impacted approximately 315 employees. This expense is included in Restructuring charges on the Consolidated Statements of Income and is expected to be substantially paid in cash by December 31, 2018. The total remaining liability under these restructuring actions, which is included in Payables and other current liabilities on the Consolidated Balance Sheets, was $2.3 as of June 30, 2018, $3.3 as of March 31, 2018 and $5.8 as of December 31, 2017.

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

Components of pension cost and other amounts recognized in other comprehensive income for the Company’s defined benefit plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30, 2017
	2018	2017	2018	2017
Service cost	$1.1	$1.4	$2.2	$2.7
Interest cost on projected benefit obligation	2.1	1.9	4.2	3.8
Expected return on plan assets	(2.3)	(2.5)	(4.5)	(5.0)
Amortization and deferrals—net	2.0	1.4	4.2	2.9
Total net pension cost	$2.9	$2.2	$6.1	$4.4

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

Components of pension cost and other amounts recognized in other comprehensive loss for the EDCP are as follows:

	Three Months Ended June 30,		Six Months Ended June 30, 2017
	2018	2017	2018	2017
Service cost	$0.4	$0.5	$0.8	$0.9
Interest cost on projected benefit obligation	0.1	0.1	0.2	0.2
Total pension cost	$0.5	$0.6	$1.0	$1.1

10. STOCK-BASED COMPENSATION PLANS

The Company’s operating results for the three and six months ended June 30, 2018 included stock-based compensation expense of $5.8 and $11.1, respectively, compared to $4.2 and $8.5, respectively, for the same periods in 2017. Expense for the three and six months ended June 30, 2018 included expense of $0.7 and $0.9, respectively, related to awards classified as liabilities that will ultimately settle in cash, compared to $0.1 and less than $0.1, respectively, in the prior year periods.

Restricted Stock Units

Time-based Restricted Stock Units
During the six months ended June 30, 2018 and 2017, the Company granted 0.5 and 0.2 shares, respectively, of time-based restricted stock units. The weighted average grant date fair values of these grants were $23.47 and $23.06, respectively. These time-based grants are scheduled to vest 25% at the first anniversary of the grant date, 25% at the second anniversary and 50% at the third anniversary, with the exception of 0.2 granted in 2018 that are scheduled to vest 50% at the second anniversary and 50% at the third anniversary.

The total compensation cost related to non-vested time-based restricted stock units not yet recognized as of June 30, 2018 was approximately $23.0, which is expected to be recognized over a weighted average period of 2.1 years. Changes to non-vested time-based restricted stock units for the six months ended June 30, 2018 were as follows:

Shares (in millions)	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2017	1.3	23.46
Granted	0.5	23.47
Vested	(0.4)	23.33
Forfeited	(0.1)	24.80
Non-vested at June 30, 2018	1.3	$23.46

Performance-based Restricted Stock Units
During the six months ended June 30, 2018 and 2017, the Company granted 0.1 and 0.1 shares, respectively, of performance-based restricted stock units. These grants provide for payout based upon the extent to which the Company achieves certain EPS targets, as determined by the Compensation and Benefits Committee of the Board of Directors, over three-year periods. Payout levels for earned shares range from 50% to 200% of award shares. No payout is earned if performance is below the minimum threshold performance level. At June 30, 2018, the targets for the third year of the 2017 grants and the second and third years of the 2018 grants had not yet been set, the key terms had not been effectively communicated to the recipients, and as such the expense related to these grants had not yet been recognized. These grants have been excluded from the table below.

During the first quarter of 2018, the Company established and communicated to participants the final key terms of the 2016 grants, resulting in grants for accounting purposes with a grant date fair value of $23.58 per share. The total compensation cost related to the 2016 non-vested performance-based restricted stock units not yet recognized as of June 30, 2018 was approximately $3.2, which is expected to be recognized ratably over the remaining vesting period ending in February 2019.

Changes to non-vested performance-based restricted stock units for the six months ended June 30, 2018 were as follows:

Shares (in millions)	Number of Shares	Weighted Average Fair Value at Date of Grant
Non-vested at December 31, 2017	0.3	21.28
Granted	0.2	23.58
Vested	(0.2)	21.31
Forfeited	—	—
Non-vested at June 30, 2018	0.3	$23.58

Stock Options
Presented below is a summary of Company stock option activity. Prior to 2016, all outstanding stock options were fully vested and the related expense had been fully recognized.

Shares (in millions)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Value at Date of Grant (per shares)
Options outstanding at December 31, 2017	0.3	$13.45	3.4	$3.86
Options exercisable at December 31, 2017	0.3	$13.45	3.4	$3.86
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at June 30, 2018	0.3	$13.45	2.9	$3.86
Options exercisable at June 30, 2018	0.3	$13.45	2.9	$3.86

11. COMMITMENTS AND CONTINGENCIES

Commitments
At June 30, 2018, the Company had outstanding letters of credit and bond obligations of $21.9 related to performance guarantees. The Company believes that any guarantee obligation that may arise will not be material. The Company also has future purchase commitments with telecommunication and transportation providers of $5.3 for the remainder of 2018.

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

The Company serves many of its U.S.-based clients using contact center capacity outside of the U.S. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to deliver services under these contracts are denominated in the local currency of the country where services are provided, which represents a foreign exchange exposure. The Company has hedged a portion of its exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with several financial institutions to acquire a total of PHP 31,875.0 at a fixed price of $614.2 at various dates through March 2021, INR 10,065.0 at a fixed price of $139.8 at various dates through March 2021, CAD 48.0 at a fixed price of $36.6 at various dates through June 2020 and COP 45,600.0 at a fixed price of $14.9 at various dates through March 2020, and to sell a total of AUD 22.2 at a fixed price of $17.3 at various dates through September 2019. These instruments mature within the next 33 months and had a notional value of $792.7 at June 30, 2018 and $835.5 at December 31, 2017. The derivative instruments discussed above are designated and are effective as cash flow hedges. The following table reflects the fair values of these derivative instruments:

	June 30, 2018	December 31, 2017
Forward exchange contracts and options designated as hedging instruments:
Included within other current assets	$5.2	$14.5
Included within other non-current assets	0.5	8.7
Included within other current liabilities	22.5	7.7
Included within other long-term liabilities	11.5	1.7

The Company recorded a deferred tax benefit of $7.1 and deferred tax expense of $3.6 related to these derivatives at June 30, 2018 and December 31, 2017, respectively. A total of $21.2 of deferred losses, net of tax, related to these cash flow hedges were included in accumulated other comprehensive loss (OCL) at June 30, 2018, compared to $10.4 of deferred gains, net of tax, that were included in accumulated other comprehensive income (OCI) at December 31, 2017. As of June 30, 2018, deferred losses of $17.3 ($13.0 net of tax) on derivative instruments included in accumulated OCL are expected to be reclassified into earnings during the next 12 months. The following tables provide the effect of these derivative instruments on the Company’s Consolidated Financial Statements during the three and six months ended June 30, 2018 and 2017, respectively:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCL on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Three Months Ended June 30, 2018
Foreign exchange contracts	($18.3)	($2.9)	Cost of providing services and products sold and Selling, general and administrative
Six Months Ended June 30, 2018
Foreign exchange contracts	($47.2)	($5.1)	Cost of providing services and products sold and Selling, general and administrative
Three Months Ended June 30, 2017
Foreign exchange contracts	$3.0	($5.1)	Cost of providing services and products sold and Selling, general and administrative
Six Months Ended June 30, 2017
Foreign exchange contracts	$12.8	($12.8)	Cost of providing services and products sold and Selling, general and administrative

The gain or loss recognized related to the ineffective portion of the derivative instruments was immaterial for the three months ended June 30, 2018 and 2017.

The Company also enters into derivative instruments (forwards) to economically hedge the foreign currency impact of assets and liabilities denominated in nonfunctional currencies. During the six months ended June 30, 2018, a gain of $7.4 was recognized related to changes in fair value of these derivative instruments not designated as hedges, compared to a loss of $12.0 in the same periods in 2017. The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies. These gains and losses are classified within other income, net in the accompanying Consolidated Statements of Income. The fair value of these derivative instruments not designated as hedges at June 30, 2018 was an $8.0 receivable.

Short-term Investments
As of June 30, 2018 and December 31, 2017, the Company held investment securities with a fair value of $12.4 and $13.5, respectively, that are held in a grantor trust for the benefit of participants in the EDCP and reflect the hypothetical investment balances of EDCP participants. The securities are classified as trading securities and included within short-term investments in the Consolidated Balance Sheets. The investment securities include exchange-traded mutual funds and money market accounts. These securities are carried at fair value, with gains and losses, both realized and unrealized, reported in other (expense) income, net in the Consolidated Statements of Income. The cost of securities sold is based upon the specific identification method. Interest and dividends on securities classified as trading are included in other (expense) income, net.

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

At June 30, 2018 and December 31, 2017, the Company had foreign currency forward contracts measured at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. There were no transfers between the three levels of the fair value hierarchy during the years ended June 30, 2018 and June 30, 2017. The derivative assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$14.1	$—	$14.1	$—
Foreign currency forward contracts (liability position)	$34.3	$—	$34.3	$—

	December 31, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Foreign currency forward contracts (asset position)	$24.2	$—	$24.2	$—
Foreign currency forward contracts (liability position)	$19.2	$—	$19.2	$—

The Company also had investment securities held in a grantor trust for the benefit of participants of the EDCP measured at fair value at June 30, 2018 and December 31, 2017. These investments are recorded as short-term investments on the Consolidated Balance Sheets. The fair value of these instruments was measured using the quoted prices in active markets for identical assets (Level 1). There were no transfers between the three levels of the fair value hierarchy during the years ended June 30, 2018 and June 30, 2017. The assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$11.7	$11.7	$—	$—
Money market accounts	0.7	0.7	—	—
Total	$12.4	$12.4	$—	$—

	December 31, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities:
Mutual funds	$12.4	$12.4	$—	$—
Money market accounts	1.1	1.1	—	—
Total	$13.5	$13.5	$—	$—

14. INCOME TAXES

The effective tax rate on net income from continuing operations was 36.8% and 15.0% for the three and six months ended June 30, 2018 compared to 13.7% and 14.5% in the same period last year. The effective tax rates for all periods were impacted by the geographic mix of worldwide income and certain discrete items. The effective tax rate for the six months ended June 30, 2018 was favorably impacted by a net benefit of $8.6 resulting from the resolution of certain tax audits. The effective tax rates for the three and six months ended June 30, 2018 were negatively impacted by certain transaction costs related to the SYNNEX merger. The effective tax rates for both periods in 2018 were also impacted by the accrual of withholding taxes on the repatriation of current period earnings. In the fourth quarter of 2017, the Company recorded an estimated net discrete tax charge of $34.1 related to the Tax Cuts and Jobs Act (the 2017 Tax Act) that was accounted for as a provisional charge in accordance with Staff Accounting Bulletin No. 118. During the three and six months ended June 30, 2018, the Company recorded an adjustment of $0.9 and $2.3, respectively, to recognize the imposition of the new minimum tax on global intangible income, which the Company accounts for as a period cost. The Company continues to analyze the impacts of the 2017 Tax Act and all amounts recorded continue to be provisional.

As of June 30, 2018 and December 31, 2017, the liability for unrecognized tax benefits was $9.5 and $21.3, respectively, and is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. As of June 30, 2018, the total amount of unrecognized tax benefits that would affect income tax expense if recognized in the Consolidated Financial Statements is $8.5. This amount includes net interest and penalties of $3.7. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between approximately $0.2 and $4.0 in the next twelve months; however, actual developments in this area could differ from those currently expected.

15. PAYABLES AND OTHER CURRENT LIABILITIES

	At June 30, 2018	At December 31, 2017
Payables and other current liabilities:
Accounts payable	$54.6	$41.3
Accrued income and other taxes	24.5	41.9
Accrued payroll-related expenses	118.9	131.6
Derivative liabilities	22.8	17.6
Accrued expenses, other	69.6	63.5
Restructuring and exit costs	16.4	8.7
Deferred revenue and government grants	10.4	17.5
	$317.2	$322.1

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

	Foreign Currency	Derivative Financial Instruments	Pension Liability	Total
Balance at December 31, 2016	($56.6)	($25.5)	($31.7)	($113.8)
Other comprehensive income before reclassifications, net of tax	3.0	6.0	—	9.0
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	4.7	0.9	5.6
Net current-period other comprehensive income	3.0	10.7	0.9	14.6
Balance at March 31, 2017	($53.6)	($14.8)	($30.8)	($99.2)
Other comprehensive (loss) income before reclassifications	9.5	1.9	—	11.4
Settlement of pension obligation	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	3.1	0.8	3.9
Net current-period other comprehensive income	9.5	5.0	0.8	15.3
Balance at June 30, 2017	($44.1)	($9.8)	($30.0)	($83.9)

Balance at December 31, 2017	($35.4)	$10.4	($41.6)	($66.6)
Other comprehensive income (loss) before reclassifications, net of tax	6.4	(21.7)	(6.0)	(21.3)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	1.6	1.5	3.1
Net current-period other comprehensive income (loss)	6.4	(20.1)	(4.5)	(18.2)
Balance at March 31, 2018	($29.0)	($9.7)	($46.1)	($84.8)
Other comprehensive (loss) income before reclassifications, net of tax	(12.8)	(13.7)	0.1	(26.4)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	2.2	1.5	3.7
Net current-period other comprehensive income (loss)	(12.8)	(11.5)	1.6	(22.7)
Balance at June 30, 2018	($41.8)	($21.2)	($44.5)	($107.5)

The following table summarizes the reclassification out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Loss on derivative instruments	($2.9)	($5.1)	Cost of providing services and products sold and Selling, general and administrative
Tax benefit	0.7	1.3	Income tax expense
Loss on derivative instruments, net of tax	(2.2)	(3.8)	Income from Continuing Operations, net of tax

Adjustments of pension and other post employment obligations	(2.0)	(4.0)	Selling, general and administrative
Tax benefit	0.5	1.0	Income tax expense
Adjustment of pension and other post employment obligations, net of tax	(1.5)	(3.0)	Income from Continuing Operations, net of tax

Total reclassifications for the period	($3.7)	($6.8)

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Loss on derivative instruments	(5.1)	($12.8)	Cost of providing services and products sold and Selling, general and administrative
Tax benefit	2.0	5.0	Income tax expense
Loss on derivative instruments, net of tax	(3.1)	(7.8)	Income from Continuing Operations, net of tax

Adjustment of pension and other post employment obligations	(1.4)	(2.9)	Selling, general and administrative
Tax benefit	0.6	1.2	Income tax expense
Adjustment of pension and other post employment obligations, net of tax	(0.8)	(1.7)	Income from Continuing Operations, net of tax

Total reclassifications for the period	(3.9)	($9.5)

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

SYNNEX Merger
As discussed further in Note 3 of the Notes to Consolidated Financial Statements, on June 28, 2018, Convergys entered into an Agreement and Plan of Merger (as amended, modified or supplemented from time to time, the Merger Agreement) with SYNNEX Corporation (SYNNEX), under which SYNNEX will acquire Convergys in a cash and stock transaction by means of a sequence of mergers between Convergys and two wholly owned subsidiaries of SYNNEX (the Mergers). The closing of the Mergers is subject to customary closing conditions, including the approval of the shareholders of both companies and the receipt of regulatory approvals.

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

FORWARD-LOOKING STATEMENTS

This report contains statements, estimates, or projections that constitute “forward-looking statements” as defined under U.S. federal securities laws. In some cases, one can identify forward looking statements by terminology such as “will,” “expect,” “estimate,” “think,” “forecast,” “guidance,” “outlook,” “plan,” “lead,” “project” or other comparable terminology. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks include, but are not limited to: (i) risks related to the satisfaction of the conditions to closing the Mergers (including the failure to obtain necessary regulatory and shareholder approvals) in the anticipated timeframe or at all; (ii) risks related to the ability to realize the anticipated benefits of the Mergers, including the possibility that the expected benefits from the proposed Mergers will not be realized or will not be realized within the expected time period; (iii) the risk that the businesses will not be integrated successfully; (iv) disruption from the Mergers making it more difficult to maintain business, contractual and operational relationships; (v) the unfavorable outcome of any legal proceedings that have been or may be instituted against SYNNEX, Convergys or the combined company; (vi) negative effects of the announcement of the Mergers or the consummation of the proposed Mergers on the market price of our common shares or SYNNEX common stock, and on our and SYNNEX’s operating results; (vii) significant transaction costs, fees, expenses and charges; (viii) the risk of litigation and/or regulatory actions related to the proposed Mergers; (ix) the loss of a significant client or significant business from a client; (x) the future financial performance or outsourcing trends of our largest clients and the major industries that we serve, including continued volatility in volumes with our largest communications and technology clients; (xi) contractual provisions that may limit our profitability or enable our clients to reduce or terminate services; (xii) our inability to protect proprietary or personally identifiable data against unauthorized access or unintended release; (xiii) the effects of complying with the European Union’s General Data Protection Regulation, the Philippines’ Data Privacy Act and other jurisdiction-specific data privacy requirements, including increased expenses, operational and contractual changes, and diversion of resources; (xiv) our inability to maintain and upgrade our technology and network equipment in a timely and cost effective manner; (xv) business and political risks related to our global operations, including ongoing political developments in the Philippines, uncertainty regarding the impact of Britain’s vote to leave the European Union (“Brexit”) or other similar actions by European Union member states, and economic weakness and operational disruption as a result of natural events, political unrest, war, terrorist attacks or other civil disruption; (xvi) the effects of foreign currency exchange rate fluctuations; (xvii) the failure to establish appropriate tax provisions for uncertain tax liabilities, changes in tax laws, regulations or regulatory guidance that increase our future tax liabilities, including regulations implementing the 2017 Tax Act, or the unfavorable resolution of tax contingencies; (xviii) adverse effects of regulatory requirements or changes thereto, investigative and legal actions, and other commitments and contingencies; (xix) costs associated with conversions of our convertible debentures that may occur from time to time; (xx) our inability to effectively manage our contact center capacity or attract and retain employees at competitive wages and (xxi) those factors contained in our periodic reports filed with the SEC, included in the “Risk Factors” section of our most recent Annual Report on Form 10-K. The forward-looking information in this document is given as of the date of the particular statement and we assume no duty to update this information.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Revenues:
Communications	$277.2	$323.0	(45.8)	(14)	$564.4	$659.8	(95.4)	(14)
Technology	141.9	146.0	(4.1)	(3)	290.8	302.5	(11.7)	(4)
Retail	76.8	63.9	12.9	20	153.2	130.3	22.9	18
Financial Services	70.6	71.6	(1.0)	(1)	145.4	149.6	(4.2)	(3)
Healthcare	45.0	43.2	1.8	4	96.4	94.6	1.8	2
Other	37.9	39.1	(1.2)	(3)	73.4	77.6	(4.2)	(5)
Total Revenues	$649.4	$686.8	(37.4)	(5)	$1,323.6	$1,414.4	(90.8)	(6)

Three Months Ended June 30, 2018 versus Three Months Ended June 30, 2017

Consolidated revenues for the second quarter of 2018 were $649.4, a 5% decrease from $686.8 in the same period in the prior year. Changes in currency exchange rates increased revenues by approximately 1.8% in the current quarter as the U.S. dollar weakened relative to the euro and British pound. Revenues from communications clients decreased 14% from the second quarter of 2017, reflecting a shift to lower-cost geographies and volume decreases with several of our largest clients. These decreases were partially offset by favorable currency exchange rate impacts, revenues from a new client and increased volume with other certain clients, particularly in Europe. Revenues from technology clients decreased 3% from the second quarter of 2017, reflecting volume decreases with certain existing clients, partially offset by favorable currency exchange rate impacts and volume increases with certain existing clients. Revenues from retail clients increased 20% from the second quarter of 2017, reflecting volume increases with several existing clients and revenues from new clients. Revenues from financial services clients decreased 1% from the second quarter of 2017, reflecting volume decreases with certain clients, partially offset by revenues from a new client and volume increases with an existing client. Revenues from healthcare clients increased 4% from the second quarter of 2017, reflecting volume increases with several existing clients, partially offset by volume reductions with a certain client. Revenues from all other clients decreased 3% from the second quarter of 2017, primarily as a result of the loss of an automotive client.

Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017

Consolidated revenues for the six months ended June 30, 2018 were $1,323.6, a 6% decrease from $1,414.4 in the same period in the prior year. Changes in currency exchange rates resulted in increased revenues of approximately 2.2% in the current year as the U.S. dollar weakened relative to the euro and British pound. Revenues from communications clients decreased 14% from the first half of 2017, reflecting a shift of volumes to lower-cost geographies, volume reductions and program completions with certain existing clients. These decreases were partially offset by favorable currency exchange rate impacts and increased volume with other certain clients, particularly in Europe. Revenues from technology clients decreased 4% from the first half of 2017 due to volume decreases with certain existing clients, partially offset by favorable currency exchange rate impacts and volume increases with other existing clients. Revenues from retail clients increased 18% from the first half of 2017, reflecting volume increases with several existing clients and revenues from new clients. Revenues from financial services clients decreased 3% from the first half of 2017, reflecting volume decreases with certain clients, partially offset by revenues from a new client. Revenues from healthcare clients increased 2% from the first half of 2017 reflecting volume increases with several existing clients, partially offset by volume decreases with an existing client. Other revenues decreased 5% from the first half of 2017, primarily resulting from the loss of an automotive client.

Operating Costs and Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Operating Costs:
Cost of providing services and products sold	$407.8	$426.7	(18.9)	(4)	$825.5	$876.9	(51.4)	(6)
Selling, general and administrative	169.3	174.1	(4.8)	(3)	341.7	351.6	(9.9)	(3)
Depreciation	22.0	27.1	(5.1)	(19)	45.8	54.5	(8.7)	(16)
Amortization	6.1	7.3	(1.2)	(16)	13.1	14.5	(1.4)	(10)
Restructuring	9.9	1.7	8.2	NM	28.8	16.7	12.1	72
Transaction and integration costs	10.2	1.1	9.1	NM	10.2	2.6	7.6	NM
Total costs and expenses	$625.3	$638.0	(12.7)	(2)	$1,265.1	$1,316.8	(51.7)	(4)

Three Months Ended June 30, 2018 versus Three Months Ended June 30, 2017

Total operating costs and expenses for the second quarter of 2018 of $625.3 decreased 2% from $638.0 in the same period in the prior year. Changes in currency exchange rates increased operating costs and expenses by approximately 1% in the current quarter. As a percentage of revenues, the cost of providing services and products sold was 62.8% in the second quarter of 2018, compared to 62.1% in the prior year quarter. This increase was largely due to the timing of certain program implementations. Selling, general and administrative expenses of $169.3 in the second quarter of 2018 decreased by 3% compared to the prior year quarter primarily due to savings realized from the Company’s restructuring initiatives over the past year, partially offset by unfavorable currency exchange impacts. As a percentage of revenues, selling, general, and administrative cost was 26.1% in the second quarter of 2018 compared to 25.3% in the prior year period. Depreciation expense of $22.0 decreased $5.1 from the prior year quarter, while amortization expense of $6.1 decreased $1.2. The decrease in depreciation expense resulted from the timing of certain assets becoming fully depreciated, as well as lower depreciation from the fair value write-up of property and equipment acquired through business combinations. Restructuring expense of $9.9 during the second quarter of 2018 related to company-wide initiatives to consolidate certain contact centers to streamline the Company’s operations, as well as CEO transition costs. The Company incurred $10.2 of transaction costs related to the pending transaction with SYNNEX. These costs primarily relate to fees paid for third-party consulting legal and financial services.

Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017

Total operating costs and expenses for the first half of 2018 of $1,265.1 decreased 4% from $1,316.8 in the first half of 2017. Changes in currency exchange rates increased operating costs and expenses by approximately 1% for the six months ended June 30, 2018. As a percentage of revenues, the cost of providing services and products sold was 62.4% for the first six months of 2018, compared to 62.0% in the prior year period. This increase was largely due to the timing of certain program implementations. Selling, general and administrative expenses of $341.7 in the first half of 2018 decreased by 3% compared to the prior year period primarily due to savings realized from our 2018 company-wide restructuring program. As a percentage of revenue, selling, general and administrative expense was 25.8% for the first six months of 2018 compared to 24.9% in the prior year period. Depreciation expense of $45.8 decreased $8.7 from the prior year period, while amortization expense of $13.1 decreased $1.4. The decrease in depreciation expense resulted from the timing of certain assets becoming fully depreciated, as well as lower depreciation from the fair value write-up of property and equipment acquired through business combinations. The Company recorded restructuring expense of $28.8 during the first six months of 2018, primarily related to Company-wide initiatives to consolidate certain contact centers and reduce headcount to streamline the Company’s operations, as well as CEO transition costs. Restructuring expense in the prior year period primarily resulted from a $12.8 charge associated with a Company-wide initiative to reduce headcount and better align the Company’s resources, principally for corporate functions. During the first six months of 2018, the Company recorded $10.2 of transaction costs related to the pending transaction with SYNNEX. These costs primarily relate to fees paid for third-party consulting legal and financial services.

Operating Income and Adjusted Operating Income (a non-GAAP measure)

In order to assess the underlying operational performance of the continuing operations of the business and to have a basis to compare underlying results to prior and future periods, we provide the non-GAAP measures, Adjusted Operating Income and Adjusted Operating Margin (Adjusted Operating Income divided by Total Revenues), in the table below. For the three and six months ended June 30, 2018 and 2017, Adjusted Operating Income and Adjusted Operating Margin exclude the following operating charges:

1.	Transaction costs of $10.2 for the three and six months ended June 30, 2018, related to the pending transaction with SYNNEX;

2.
Restructuring charges of $7.4 and $18.1 for the three and six months ended June 30, 2018, respectively, related to company-wide initiatives to consolidate certain contact centers and reduce headcount to streamline the Company’s operations; restructuring charges of $12.8 for the six months ended June 30, 2017, associated with a company-wide initiative to reduce headcount and better align the Company’s resources, principally for corporate functions;

3.	CEO transition costs of $1.7 and $9.0 for the three and six months ended June 30, 2018;

4.	Amortization of acquired intangible assets of $6.1 and $13.1 for the three and six months ended June 30, 2018, respectively, and $7.3 and $14.5, respectively, for the prior year periods;

5.
Depreciation of $0.4 and $1.0 for the three and six months ended June 30, 2018, respectively, and $0.9 and $1.9, respectively, for the prior year periods, resulting from the fair value write-up of property and equipment acquired through business combinations;

6.	Acquisition integration expenses of $1.1 and $2.6 for the three and six months ended June 30, 2017, primarily related to fees for third-party consulting services and severance expense.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Operating Income	$24.1	$48.8	(24.7)	(51)	$58.5	$97.6	(39.1)	(40)
Operating Margin	3.7%	7.1%			4.4%	6.9%
Transaction costs	10.2	—	10.2	100	10.2	—	10.2	100
Company-wide restructuring	7.4	—	7.4	100	18.1	12.8	5.3	41
CEO transition costs	1.7	—	1.7	100	9.0	—	9.0	100
Amortization of acquired intangible assets	6.1	7.3	(1.2)	(16)	13.1	14.5	(1.4)	(10)
Depreciation of property & equipment write-up	0.4	0.9	(0.5)	(56)	1.0	1.9	(0.9)	(47)
Integration-related expenses	—	1.1	(1.1)	(100)	—	2.6	(2.6)	(100)
Adjusted Operating Income (a non-GAAP measure)	$49.9	$58.1	(8.2)	(14)	$109.9	$129.4	(19.5)	(15)
Adjusted Operating Margin	7.7%	8.5%			8.3%	9.1%

Three Months Ended June 30, 2018 versus Three Months Ended June 30, 2017

Operating income was $24.1 for the second quarter of 2018 compared to operating income of $48.8 in the prior year period. Excluding the impacts of the operating charges discussed above, adjusted operating income for the second quarter of 2018 was $49.9 compared to $58.1 in the same period in the prior year.

Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017

Operating income was $58.5 for the first half of 2018 compared to operating income of $97.6 in the prior year period. Excluding the impacts of the operating charges discussed above, adjusted operating income for the first half of 2018 was $109.9 compared to $129.4 in the same period in the prior year.

Non-Operating Items

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Operating Income	$24.1	$48.8	(24.7)	(51)	$58.5	$97.6	(39.1)	(40)
Other income, net	2.0	1.6	0.4	NM	1.5	2.9	(1.4)	NM
Interest expense	(4.1)	(4.3)	0.2	(5)	(8.6)	(9.6)	1.0	(10)
Income before Income Taxes	$22.0	$46.1	(24.1)	(52)	$51.4	$90.9	(39.5)	(43)

Three Months Ended June 30, 2018 versus Three Months Ended June 30, 2017

Other income increased by $0.4 compared to the same period in the prior year primarily due to a $2.3 foreign currency exchange gain in the second quarter of 2018. Interest expense decreased by $0.2 compared to the same period in the prior year, primarily due to a decrease in total debt outstanding.

Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017

Other income decreased by $1.4 compared to the same period in the prior year primarily due to increased pension cost in the first half of 2018. Interest expense decreased by $1.0 compared to the same period in the prior year, primarily due to a $1.0 extinguishment loss incurred during the first quarter of 2017.

Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Income before Income Taxes	$22.0	$46.1	(24.1)	(52)	$51.4	$90.9	(39.5)	(43)
Income tax expense	8.1	6.3	1.8	NM	7.7	13.2	(5.5)	(42)
Net Income	$13.9	$39.8	(25.9)	(65)	$43.7	$77.7	(34.0)	(44)

Three Months Ended June 30, 2018 versus Three Months Ended June 30, 2017

The effective tax rate on net income from continuing operations was 36.8% for the three months ended June 30, 2018 compared to 13.7% in the same period last year. The effective tax rate for the second quarter of 2018 was impacted by certain transaction costs related to the SYNNEX merger, as well as the geographic mix of worldwide income and the accrual of withholding taxes on the repatriation of current period earnings and the new minimum tax on global intangible income. The effective tax rate for the second quarter of 2017 was primarily impacted by the geographic mix of worldwide income and certain discrete items.

Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017

The effective tax rate on net income from continuing operations was 15.0% for the six months ended June 30, 2018 compared to 14.5% in the same period last year. The effective tax rate for the first half of 2018 was primarily impacted by a net benefit of $8.6 resulting from the resolution of certain tax audits and certain transaction costs related to the SYNNEX merger. The effective tax rate for the first half of 2018 was also impacted by the geographic mix of worldwide income and the accrual of withholding taxes on the repatriation of current period earnings and the new minimum tax on global intangible income. The effective tax rate for the first half of 2017 was primarily impacted by the geographic mix of worldwide income and certain discrete items.

Net Income from Continuing Operations; Earnings per Diluted Share from Continuing Operations; Adjusted Net Income from Continuing Operations (a non-GAAP measure); Adjusted Earnings per Diluted Share from Continuing Operations (a non-GAAP measure)

In order to assess the underlying operational performance of the continuing operations of the business, we provide non-GAAP measures in the tables below that exclude, in addition to the operating charges discussed above, the net tax benefit of $8.6 for the six months ended June 30, 2018, resulting from the favorable resolution of certain tax audits.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Net Income	$13.9	$39.8	(25.9)	(65)	$43.7	$77.7	(34.0)	(44)
Total operating charges from above	25.8	9.3	16.5	177	51.4	31.8	19.6	62
Income tax impact from total operating charges	(4.0)	(3.0)	(1.0)	33	(10.4)	(11.3)	0.9	(8)
Release of uncertain tax positions	—	—	—	100	(8.6)	—	(8.6)	100
Adjusted Net Income (a non-GAAP measure)	$35.7	$46.1	(10.4)	(23)	$76.1	$98.2	(22.1)	(23)

Diluted Earnings per Common Share:
Diluted Earnings per Common Share	$0.14	$0.40	(0.26)	(65)	$0.44	$0.77	(0.33)	(43)
Impact of net charges above, net of tax	0.22	0.06	0.16	267	0.33	0.21	0.12	57
Adjusted diluted earnings per common share (a non-GAAP measure)	$0.36	$0.46	(0.10)	(22)	$0.77	$0.98	(0.21)	(21)

Three Months Ended June 30, 2018 versus Three Months Ended June 30, 2017

Income from continuing operations, net of tax for the second quarter of 2018 was $13.9 compared to $39.8 for the same period in 2017, while income from continuing operations per diluted share for the second quarter in 2018 was $0.14 compared to $0.40 for the same period in 2017. Excluding the operating charges discussed above and the income tax impact from these charges, as well as the tax benefit resulting from the release of uncertain tax positions in the second quarter of 2018, adjusted income from continuing operations, net of tax for the second quarter of 2018 was $35.7, or $0.36 per diluted share, compared to $46.1, or $0.46 per diluted share for the same period in 2017.

Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017

Net income for the first half of 2018 was $43.7 compared to $77.7 for the same period in 2017, while income per diluted share for the first half of 2018 was $0.44 compared to $0.77 for the same period in 2017. Excluding the operating charges discussed above and the income tax impact from these charges, adjusted net income for the first half of 2018 was $76.1, or $0.77 per diluted share, compared to $98.2, or $0.98 per diluted share for the same period in 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income from Continuing Operations, net of tax	$13.9	$39.8	$43.7	$77.7
Depreciation and Amortization	28.1	34.4	58.9	69.0
Interest expense	4.1	4.3	8.6	9.6
Income tax expense	8.1	6.3	7.7	13.2
EBITDA (a non-GAAP measure)	54.2	84.8	118.9	169.5
Company-wide restructuring	7.4	—	18.1	12.8
CEO transition costs	1.7	—	9.0	—
Transaction related expenses	10.2	—	10.2	—
Integration related expenses	—	1.1	—	2.6
Adjusted EBITDA (a non-GAAP measure)	$73.5	$85.9	$156.2	$184.9
EBITDA Margin	8.3%	12.3%	9.0%	12.0%
Adjusted EBITDA Margin	11.3%	12.5%	11.8%	13.1%

RESTRUCTURING CHARGES

As discussed in Note 8 of the Notes to Consolidated Financial Statements, we recorded the following restructuring charges:

2018 Restructuring

Company-wide restructuring program
During 2018, the Company initiated a restructuring plan to reduce headcount and consolidate certain contact centers to streamline the Company’s operations. For the three months ended June 30, 2018, $7.4 of restructuring expense was recorded for facility-related charges. For the six months ended June 30, 2018, $18.1 of restructuring expense was recorded, which was comprised of $5.0 of severance expense associated with headcount reductions and $13.1 of facility-related charges. This expense is included in Restructuring charges on the Consolidated Statements of Income.

The headcount reductions impacted approximately 350 employees and the related severance is expected to be substantially paid in cash by September 30, 2018. The remaining severance liability resulting from these restructuring actions, which is included in Payables and other current liabilities on the Consolidated Balance Sheets, was $2.5 as of June 30, 2018 and $3.8 as of March 31, 2018.

The facility-related charges during 2018 are associated with nine site closures and primarily represent the present value of contractually obligated future minimum lease payments and the full impairment of certain abandoned property and equipment. The fair value of these facility obligations was determined using the income approach through a discounted cash flow analysis, based on estimated future contractual costs associated with the impacted facilities, net of proceeds from any probable future sublease agreements. The Company utilized market data to determine the estimated proceeds from any future sublease agreements. The Company will continue to evaluate the estimates used in recording the facilities abandonment charge over the remaining lease period. Consequently, there may be additional reversals or charges relating to these facility closures in the future. The remaining liability related to these facility restructuring actions, which is included in Payables and other current liabilities on the Consolidated Balance Sheets, was $6.4 as of June 30, 2018 and $1.8 as of March 31, 2018.

CEO transition costs
On January 25, 2018, the Company announced that Andrea Ayers will transition from her role as President and Chief Executive Officer (CEO) of Convergys. The Company and Ms. Ayers subsequently executed a Separation and Consulting Agreement, effective February 20, 2018. During the three and six months ended June 30, 2018, the Company recorded CEO transition costs of $1.7 and $9.0, respectively, associated with certain components of cash and equity-based compensation payable to Ms. Ayers in connection with her separation from the Company, as well as consulting fees associated with the Company’s search process prior to entering into the Merger Agreement to identify a successor CEO. This expense is included in Restructuring charges on the Consolidated Statements of Income. The compensation payments related to this expense are subject to the terms and conditions of the Separation and Consulting Agreement and the timing of such payments will, in some cases, depend on the timing of the closing of the Mergers or Ms. Ayers’ separation from the Company.

Other severance
The Company recorded other severance expense of $0.8 and $1.7, respectively, for the three and six months ended June 30, 2018, primarily related to headcount reductions resulting from certain client program completions. These actions impacted approximately 650 employees. This severance expense is included in Restructuring charges on the Consolidated Statements of Income and was fully paid in cash by June 30, 2018.

2017 Restructuring

Company-wide restructuring program
During the first quarter of 2017, the Company recorded restructuring expenses of $12.8 related to a company-wide initiative to reduce headcount and better align the Company’s resources, principally for corporate functions. The 2017 restructuring actions impacted approximately 315 employees. This expense is included in Restructuring charges on the Consolidated Statements of Income and is expected to be substantially paid in cash by December 31, 2018. The total remaining liability under these restructuring actions, which is included in Payables and other current liabilities on the Consolidated Balance Sheet, was $2.3 as of June 30, 2018, $3.3 as of March 31, 2018 and $5.8 as of December 31, 2017.

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

Savings from Restructuring Plans
The 2018 company-wide restructuring programs are expected to result in cost reductions and cash savings of approximately $14.0 on an annualized basis. Savings associated with the 2017 restructuring programs were estimated to be cost reductions of approximately $21.0 and cash savings of approximately $19.0 on an annualized basis. The impact of the cost reductions for all of these programs will be spread across our operating expenses, primarily in selling, general and administrative expense on the Consolidated Statements of Income. The impact on liquidity was not material for any of our restructuring plans.

CLIENT CONCENTRATION

During the first six months of 2018, our three largest clients accounted for 26.0% of our consolidated revenues, compared to 30.9% in the same period of 2017. Our largest client, AT&T, accounted for 13.6% of our consolidated revenues in the first half of 2018 and 17.8% of revenue in the same period in the prior year. No other client accounted for more than 10% of our consolidated revenues for the first half of 2018 and 2017. Revenues with our three largest clients are earned under multiple contracts and are subject to variation based on, among other things, general economic conditions, client outsourcing trends, geographical mix of where services are provided and seasonal patterns in our clients’ businesses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Merger Agreement with SYNNEX
The Merger Agreement limits our ability to incur additional indebtedness or to modify the terms of our outstanding debt obligations. The Merger Agreement generally provides that prior to the closing of the Mergers or termination of the Merger Agreement, we cannot, without SYNNEX’s consent, incur, assume, endorse, guarantee or otherwise become liable for, or modify in any material respect the terms of any indebtedness for borrowed money or issue or sell any debt securities or any rights to acquire any debt securities, subject to certain exceptions (including borrowings under our Revolving Credit Facility and our asset securitization facility).

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

Cash flows from operating activities generally provide us with a significant source of funding for our investing and financing activities. Cash flows from operating activities totaled $71.3 in the first six months of 2018, compared to $122.4 in the same period last year. The first six months of 2018 included $14.4 in payments related to non-U.S. taxes for the repatriation of certain non-U.S. cash balances as of December 31, 2017, and $0.1 of payments for transaction related expenses. The first six months of 2017 reflected $1.1 of payments for integration related expenses. Excluding these items, cash flows provided by operating activities totaled $85.8 and $125.2 for the six months ended June 30, 2018 and 2017, respectively. The decrease in cash flows was primarily a result of a $18.1 increase in U.S. federal taxes paid during the first six months of 2018 compared to the first six months of 2017.

Cash flows used in investing activities were $17.6 during the first six months of 2018, resulting from capital expenditures during the period. Cash flows used in investing activities were $27.2 during the first half of 2017, resulting from $27.9 of capital expenditures during that period partially offset by $0.7 of net proceeds from the sale of a joint venture interest previously acquired in the buw acquisition.

Cash flows used in financing activities were $195.9 during the first half of 2018, compared to $71.3 of cash provided in the same period in 2017. Activity in the current year included net repayment of long-term debt of $101.4 and net payment of amounts drawn under the asset securitization facility of $49.0. Additionally, we settled in cash the repurchase of 1.2 of the Company’s common shares for $27.1. We also paid $18.4 in cash dividends. During the first half of 2017, we repaid long-term debt of $116.0 and net proceeds of amounts drawn under the asset securitization facility totaled $105.0. Additionally, we settled in cash the repurchase of 1.9 of the Company’s common shares for $43.7. We also paid $17.0 in cash dividends and received proceeds of $0.4 from the exercise of stock options.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net cash flow provided by operating activities under U.S. GAAP	$58.7	$89.5	$71.3	$122.4
Capital expenditures, net of proceeds from disposal of assets	(11.8)	(19.0)	(17.6)	(27.9)
Free cash flow (a non-GAAP measure)	$46.9	$70.5	$53.7	$94.5
Non-U.S. tax paid related to repatriation of non-U.S. cash as of December 31, 2017 (A)	4.7	—	14.4	—
Acquisition - cash paid for transaction and integration-related expenses (B)	0.1	1.1	0.1	2.8
Adjusted free cash flow (a non-GAAP measure)	$51.7	$71.6	$68.2	$97.3

(A)	Cash payments associated with non-U.S. withholding taxes resulting from the Company's repatriation of certain non-U.S. cash balances accumulated as of December 31, 2017.

(B)	Payments associated with investment activity for acquisition related items.

Adjusted free cash flow was $51.7 and $68.2 for the three and six months ended June 30, 2018, compared to $71.6 and $97.3 for the same period in 2017. The decrease of $29.1 from the six month period in the prior year is primarily a result of a $18.1 increase in U.S. federal taxes paid during the first six months of 2018 compared to the first six months of 2017.

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

Capital Resources, Off-Balance Sheet Arrangements and Contractual Commitments
At June 30, 2018, total capitalization was $1,528.6, consisting of $119.9 of short-term and long-term debt and capital lease obligations, $1,350.3 of equity and $58.4 of temporary equity associated with the convertible debentures conversion feature. At December 31, 2017, total capitalization was $1,705.8, consisting of $268.6 of short-term and long-term debt and capital lease obligations, $1,377.7 of equity and $59.5 of temporary equity associated with the convertible debentures conversion feature. The total debt-to-capital ratio at June 30, 2018 was 7.8%, compared to 15.7% at December 31, 2017.

On January 11, 2017 (the Effective Date), the Company entered into a new credit agreement (Credit Agreement) and repaid all amounts outstanding and terminated all commitments under its previously existing credit agreement (Prior Credit Agreement) using initial borrowings under the Credit Agreement as well as borrowings under the Company’s asset securitization facility. The Credit Agreement consists of a $215.0 unsecured term loan facility (Term Loan), maturing on March 3, 2019, and a $300.0 unsecured revolving credit facility (Revolving Credit Facility), maturing on January 11, 2022. On the Effective Date, the Company drew $100.0 in initial borrowings under the Term Loan. A $1.0 extinguishment loss was recognized on the Effective Date and is included in Interest expense on the Consolidated Statement of Income for the six months ended June 30, 2017.

The Revolving Credit Facility may be extended for two additional one-year periods, subject to the satisfaction of certain conditions set forth in the Credit Agreement. In addition, aggregate borrowing capacity under the Credit Agreement may be increased by up to an additional $250.0 million by increasing the amount of the Revolving Credit Facility or by incurring additional term loans, in each case subject to the satisfaction of certain conditions set forth in the Credit Agreement, including the receipt of additional commitments for such increase. Borrowings outstanding under the Credit Agreement may be repaid from time to time without premium or penalty, other than customary breakage costs, if any.  Borrowings outstanding under the Credit Agreement bear interest at a fluctuating rate per annum equal to, at the Company’s option, either (a) the applicable adjusted LIBOR plus a spread based on the Company’s total net leverage ratio, or (b) a base rate (equal to the higher of the Administrative Agent’s prime rate, the federal fund rate plus 0.50%, and the one-month adjusted LIBOR plus 1.0%) plus a spread based on the Company’s total net leverage ratio. The Company is also obligated to pay a commitment fee on a quarterly basis on the unused portion of the commitments under the Revolving Credit Facility based on the Company’s total net leverage ratio, which fee is currently 25 basis points. While amounts borrowed and repaid under the Revolving Credit Facility can be re-borrowed, amounts repaid under the Term Loan cannot be borrowed again under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, as well as terms and conditions that are customary for credit facilities of this type, including financial covenants for leverage and interest coverage ratios. The Company was in compliance with all covenants at June 30, 2018. Total borrowing capacity remaining under the Revolving Credit Facility was $300.0, with the borrowings under the Term Loan fully repaid as of June 30, 2018.

During 2009, Convergys issued $125.0 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due September 2029 (2029 Convertible Debentures) in exchange for $122.5 of 4.875% Unsecured Senior Notes due December 15, 2009, pursuant to an exchange offer. The entire balance of the 2029 Convertible Debentures remained outstanding and was convertible at the option of the holders as of June 30, 2018 and December 31, 2017. The Mergers will constitute a Fundamental Change and a Make-Whole Fundamental Change under the terms of the Indenture. As a result, following the closing of the Mergers, holders of the 2029 Convertible Debentures will be permitted to (i) convert their 2029 Convertible Debentures at a temporarily increased conversion rate, (ii) tender their 2029 Convertible Debentures for repurchase at a price equal to the principal amount plus accrued but unpaid interest, or (iii) continue holding their 2029 Convertible Debentures. Upon conversion following the closing of the Mergers, the 2029 Convertible Debentures would be convertible into either cash or a combination of cash and shares of SYNNEX common stock, at the election of the issuer, which would then be a subsidiary of SYNNEX.

During January 2017, the Company amended the terms of its asset securitization facility collateralized by accounts receivable of certain of the Company’s subsidiaries. The amendment resulted in an increased purchase limit of $225.0, with $90.0 and $135.0 expiring in January 2018 and January 2020, respectively. The asset securitization facility was further amended in January 2018 to extend the expiration date for the $90.0 purchase limit to January 2019. The asset securitization program is conducted through Convergys Funding Inc., a wholly-owned bankruptcy remote subsidiary of the Company. As of June 30, 2018 and December 31, 2017, Convergys had drawn $54.0 and $103.0, respectively, in available funding from qualified receivables. Amounts drawn under this facility have been classified as long-term debt within the Consolidated Balance Sheets, based on the Company’s ability and intent to refinance on a long-term basis as of June 30, 2018.

During the second quarter of 2018, we repurchased 0.5 of our common shares for $10.5 pursuant to a share repurchase authorization approved by the Company’s Board of Directors in August 2015, which increased the share repurchase authorization to $250.0. Based upon the timing of transactions, $0.3 of the shares repurchased during December 2017 settled during the first quarter of 2018. At June 30, 2018, the Company had the authority to repurchase $34.7 of outstanding common shares under the Board’s August 2015 authorization. The timing and terms of any future transactions will depend on a number of considerations including market conditions, our available liquidity and capital needs, and limits on share repurchases that may be applicable under the covenants in our Credit Agreement. Pursuant to the Merger Agreement, we may not, without SYNNEX’s consent, repurchase shares prior to the closing of the Mergers or termination of the Merger Agreement.

At June 30, 2018, we had outstanding letters of credit and bond obligations of approximately $21.9 related to performance guarantees. We believe that any guarantee obligation that may arise related to performance and payment guarantees of continuing operations will not be material. The Company also has future purchase commitments with telecommunications and transportation providers of $5.3 at June 30, 2018.

During 2017 and 2018, our Board of Directors declared the following dividends per common share, which were paid by the Company on the payment dates listed below:

Announcement Date	Record Date	Dividend Amount	Payment Date
February 22, 2017	March 24, 2017	$0.09	April 7, 2017
May 8, 2017	June 23, 2017	$0.10	July 7, 2017
August 8, 2017	September 22, 2017	$0.10	October 6, 2017
November 7, 2017	December 22, 2017	$0.10	January 5, 2018
February 21, 2018	March 23, 2018	$0.10	April 6, 2018
May 8, 2018	June 22, 2018	$0.11	July 6, 2018

The Board expects that future cash dividends will be paid on a quarterly basis until the closing of the Mergers. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on our future earnings, cash flow, financial condition, financial covenants and other relevant factors.

The Merger Agreement limits our ability to pay dividends. The Merger Agreement generally provides that prior to the closing of the Mergers or termination of the Merger Agreement, we cannot, without SYNNEX’s consent, make, declare or pay any dividend on our common shares other than regular quarterly cash dividends not in excess of $0.11 per share.

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

Interest Rate Risk
At June 30, 2018, Convergys had $54.0 of variable rate debt outstanding under the Asset Securitization Facility, which exposes Convergys to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $0.5 per year.

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

We serve many of our U.S.-based clients using contact center capacity outside of the U.S. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to deliver services under these contracts are denominated in the local currency of the country where services are provided, which represents a foreign exchange exposure. Additionally, we have certain client contracts that are priced in Australian dollars, for which a substantial portion of the costs to deliver services are denominated in other currencies. As of June 30, 2018, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with several financial institutions to acquire a total of PHP 31,875.0 at a fixed price of $614.2 at various dates through March 2021, INR 10,065.0 at a fixed price of $139.8 at various dates through March 2021, CAD 48.0 at a fixed price of $36.6 at various dates through June 2020 and COP 45,600.0 at a fixed price of $14.9 at various dates through March 2020, and to sell a total of AUD 22.2 at a fixed price of $17.3 at various dates through September 2019. The fair value of these derivative instruments as of June 30, 2018 is presented in Note 13 of the Notes to Consolidated Financial Statements. The potential loss in fair value at June 30, 2018 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $79.3. This loss would be substantially mitigated by corresponding gains on the underlying foreign currency exposures.

Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into hedging contracts that are not designated as hedges. The purpose of these derivative instruments is to protect the Company against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the Company or the respective subsidiaries. As of June 30, 2018, the fair value of these derivatives not designated as hedges was an $8.0 receivable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, together with the Company’s Chief Accounting Officer and other key members of management, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) as of the end of the quarter ended June 30, 2018 (Evaluation Date). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 1A. RISK FACTORS

In addition to the risk factors set forth in “ITEM 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2017, investors should consider the following risk factors and the other information contained in this report. Our business, financial condition or results of operations could be adversely affected if any of these risks occur.
The proposed Mergers may not be completed within the expected timeframe, or at all, and the failure to complete the proposed Mergers could adversely affect our business, results of operations, financial position and the trading price of our common shares.
As described elsewhere in this Quarterly Report on Form 10-Q, on June 28, 2018, the Company entered into the Merger Agreement providing for the Mergers, with the Company to survive the Mergers as a wholly owned subsidiary of SYNNEX. Completion of the Mergers is subject to (1) approval by the SYNNEX stockholders of the issuance of SYNNEX common stock to be paid as consideration in the Mergers, (2) the adoption of the Merger Agreement by our shareholders and (3) other customary closing conditions, the satisfaction of which are subject to risks and uncertainties. Failure to complete the Mergers could adversely affect our business, results of operations and the market price of our common shares, including through the following:

•
if the Mergers are not completed, and no other parties are willing and able to acquire the Company at a comparable or better price on terms acceptable to us, the trading price of our common shares may decline;

•
we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Mergers, for which we will receive little or no benefit if the Mergers are not completed;

•	the failure to complete the Mergers may result in negative publicity and a negative impression of the Company in the investment community; and

•	upon termination of the Merger Agreement by the Company or SYNNEX under specified circumstances, we would be required to pay a termination fee of $74 million.

The occurrence of any of these events could have a material adverse effect on our business, results of operations and the trading price of our common shares.
The announcement and pendency of the proposed Mergers could adversely affect our business, financial condition and results of operations.
The announcement and pendency of the proposed Mergers could cause disruptions in and create uncertainty regarding our business, which could have an adverse effect on our financial condition and results of operations, regardless of whether the Mergers are completed. These risks, which could be exacerbated by a delay in the completion of the Mergers, include the following:

•
the diversion of management’s attention from ongoing business concerns and difficulty building and maintaining existing or new relationships with customers, suppliers, vendors and other business partners;

•	employee uncertainty about post-Merger roles with SYNNEX and the difficulty of integration, which may adversely affect our ability to attract, retain and motivate key personnel;

•
our inability to pursue alternative business opportunities, including strategic acquisitions, or make appropriate changes to our business because of certain covenants restricting our business in the Merger Agreement; and

•	the costs and potential adverse outcomes of potential litigation relating to the Mergers.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Board expects that future cash dividends will be paid on a quarterly basis until the closing of the Mergers. However, any decision to pay future cash dividends will be subject to Board approval, and will depend on the Company’s future earnings, cash flow, financial condition, financial covenants and other relevant factors.

We repurchased 1.2 of our common shares for $26.8 during the six months ended June 30, 2018, as summarized in the following table:

	Shares repurchased	Average price per share
January 2018	227,900	$22.95
February 2018	209,100	22.63
March 2018	271,400	23.21
April 2018	271,300	23.25
May 2018	179,900	23.45
June 2018	—	—
Total	1,159,600	$23.10

All share repurchases were made pursuant to publicly announced programs. At June 30, 2018, the Company had the authority to repurchase $34.7 of outstanding common shares pursuant to the Board of Directors’ most recent share repurchase authorization of $250.0 in August 2015. The timing and terms of any future transactions will depend on a number of considerations including market conditions, our available liquidity and capital needs, and limits on share repurchases that may be applicable under the covenants in our Credit Agreement. Pursuant to the Merger Agreement, we may not, without SYNNEX’s consent, repurchase shares prior to the closing of the Mergers or termination of the Merger Agreement.

ITEM 6. EXHIBITS
(a) Exhibits

The following are filed as Exhibits to Part II of this Form 10-Q:

Exhibit Number

2.1
Agreement and Plan of Merger by and among Convergys Corporation, SYNNEX Corporation, Delta Merger Sub I, Inc. and Delta Merger Sub II, LLC, dated as of June 28, 2018. (Incorporated by reference from Exhibit 2.1 to Form 8-K filed on June 28, 2018.)

3.1	Amended Articles of Incorporation of the Company. (Incorporated by reference from Exhibit 3.1 to Form 10-Q filed on May 5, 2010.)
3.2	Amended and Restated Code of Regulations of Convergys Corporation. (Incorporated by reference from Exhibit 3.1 to Form 8-K filed on May 2, 2011.)
10.1	First Amendment to the 2012 Convergys Corporation Senior Executive Severance Pay Plan.
10.2	Convergys Corporation 2018 Long-Term Incentive Plan. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 30, 2018.)
21	Subsidiaries of Convergys Corporation.
31.1	Rule 13a - 14(a) Certification by Chief Executive Officer.
31.2	Rule 13a - 14(a) Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 7, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVERGYS CORPORATION
August 7, 2018	By	/s/ Andre S. Valentine
Andre S. Valentine Chief Financial Officer
(on behalf of the Registrant and as principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.